Form 10-Q
period 1996-03-31
SEACOR HOLDINGS INC
filed 1996-05-15
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-20904

                              SEACOR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)
                                   ----------
            Delaware                                        13-3542736
            --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                           11200 Westheimer, Suite 850
                              Houston, Texas 77042
                                 (713) 782-5990
                                 --------------

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. x Yes   No
                                  ---   ---

The total number of shares of Common Stock, par value $.01 per share, outstanding as of May 9, 1996 was 8,513,825. Registrant has no other class of Common Stock outstanding.

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.
Part I.    Financial Information

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets........................... 1
                      March 31, 1996 and December 31, 1995

           Condensed Consolidated Statements of Operations................. 2
               For the Three Months Ended March 31, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows................. 3
               For the Three Months Ended March 31, 1996 and 1995

           Notes to Condensed Consolidated Financial Statements............ 4

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......... 6

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K...................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                                       March 31,       December 31,
                                                                                                         1996              1995
                                                                                                    ------------       -------------
              ASSETS
Current Assets:
     Cash and temporary cash investments....................................................        $   24,849          $   24,637
     Trade and other receivables, net of allowance for
         doubtful accounts of $521 and $380, respectively ..................................            36,095              29,584
     Affiliate receivables .................................................................               690                 872
     Inventories ...........................................................................             1,610               1,572
     Prepaid expenses and other ............................................................             1,677               2,254
                                                                                                     ---------          ----------

              Total current assets .........................................................            64,921              58,919
                                                                                                     ---------          ----------

Investments in, at Equity, and Receivables from 50%
     or Less Owned Companies ...............................................................             6,577               6,647
                                                                                                     ---------          ----------

Property and Equipment .....................................................................           289,645             289,060
     Less--Accumulated depreciation ........................................................           (59,001)            (54,365)
                                                                                                     ---------          ----------
              Net property and equipment ...................................................           230,644             234,695
                                                                                                     ---------          ----------

Other Assets ...............................................................................            14,029              12,930
                                                                                                     ---------          ----------
                                                                                                     $ 316,171          $  313,191
                                                                                                     =========          ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt......................................................         $   1,476          $    2,333
     Accounts payable - trade ..............................................................             7,480               7,219
     Accounts payable - affiliates .........................................................               838                 204
     Other current liabilities .............................................................            11,637               6,979
                                                                                                     ---------          ----------
              Total current liabilities ....................................................            21,431              16,735
                                                                                                     ---------          ----------

Long-Term Debt, Less Debt Discount of $2,120 and
     $2,188, respectively ..................................................................            98,557             106,626
Deferred Income Taxes ......................................................................            30,177              29,685
Deferred Revenue, Gain, and Other Liabilities ..............................................             2,253               1,474
Minority Interest and Indebtedness to Minority Shareholder .................................             1,834               1,947

Stockholders' Equity:
     Common stock, $.01 par value, 8,569,593 and 8,568,343
         shares issued at March 31, 1996 and December 31, 1995 .............................                86                  86
     Additional paid-in capital ............................................................           127,326             127,300
     Retained earnings .....................................................................            36,735              31,142
     Less 55,768 shares held in treasury at March 31,1996
         and December 31, 1995, at cost ....................................................              (576)               (576)
     Less unamortized restricted stock compensation ........................................              (140)               (159)
     Currency translation adjustments ......................................................            (1,512)             (1,069)
                                                                                                     ---------          ----------
              Total stockholders' equity ...................................................           161,919             156,724
                                                                                                     ---------          ----------
                                                                                                     $ 316,171          $  313,191
                                                                                                     =========          ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUCTION HEREWITH

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)



                                                                                     Three Months Ended March 31,
                                                                                         1996              1995
                                                                                   -------------     ------------
  Operating Revenue:
      Marine...........................................................           $       37,222    $      15,288
      Environmental -
         Oil spill response............................................                    2,422             -
         Retainer fees and other services..............................                    4,431             -
                                                                                   -------------     ------------
                                                                                          44,075           15,288
                                                                                   -------------     ------------

  Costs and Expenses:
      Cost of oil spill response.......................................                    2,046             -
      Operating expenses -
         Marine........................................................                   21,484            9,267
         Environmental.................................................                    1,249             -
         Administrative and general....................................                    5,226            1,406
         Depreciation and amortization.................................                    5,165            3,120
                                                                                   -------------     ------------
                                                                                          35,170           13,793
                                                                                   -------------     ------------
  Operating Income.....................................................                    8,905            1,495
                                                                                   -------------     ------------

  Other (Expense) Income:
      Interest on debt.................................................                   (1,759)          (1,215)
      Interest income..................................................                      669              659
      Gain from equipment sales........................................                      243              473
      Other............................................................                      249              224
                                                                                   -------------     ------------
                                                                                            (598)             141
                                                                                   -------------     ------------
  Income Before Income Taxes, Minority Interest, and Equity in
      Net Earnings of 50% or Less Owned Companies......................                    8,307            1,636

  Income Tax Expense...................................................                    2,931              562
                                                                                   -------------     ------------

  Income Before Minority Interest and Equity in Net Earnings of 50%
      or Less Owned Companies..........................................                    5,376            1,074
  Minority Interest in Loss of a Subsidiary............................                       76               97
  Equity in Net Earnings of 50% or Less Owned Companies................                      141              236
                                                                                   -------------     ------------
  Net Income...........................................................           $        5,593    $       1,407
                                                                                   =============     ============

  Earnings Per Common Share-- Assuming No Dilution                                $         0.66    $        0.24
                                                                                   =============     ============


  Earnings Per Common Share-- Assuming Full Dilution                              $         0.56    $        0.24
                                                                                   =============     ============

  Weighted Average Common Shares:
      Assuming no dilution.............................................                8,524,550         5,894,398
      Assuming full dilution...........................................               11,075,199         8,332,504


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUCTION HEREWITH



                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                           1996             1995
                                                                      -------------    -------------
   Net Cash Provided by Operating Activities.........................$       9,936    $       3,627
                                                                      -------------    -------------

   Cash Flows from Investing Activities:
       Purchase of property and equipment............................       (1,682)            (263)
       Proceeds from sale of marine vessels and equipment............          624            1,700
       Investments in and advances to 50% or less owned companies....          (60)            (730)
       Principal payments on notes due from 50% or
          less owned companies.......................................          342              -
       Cash acquired in a business combination.......................          -              1,966
       Principal payments received under a sale-type lease...........           42              -
                                                                      -------------    -------------
              Net cash provided (used) in investing activities.......         (734)           2,673
                                                                      -------------    -------------

   Cash Flows from Financing Activities:
       Payments of long-term debt....................................       (8,994)          (1,808)
       Purchase of 6% Convertible Subordinated Notes due 2003........          -             (1,980)
       Proceeds from exercise of stock options.......................           26              -
                                                                      -------------    -------------
              Net cash used in financing activities..................       (8,968)          (3,788)
                                                                      -------------    -------------

   Effect of Exchange Rate Changes
       on Cash and Cash Equivalents..................................          (22)              12
                                                                      -------------    -------------

   Net Increase in Cash and Cash Equivalents.........................          212            2,524
   Cash and Cash Equivalents, Beginning of Period....................       24,637           40,830
                                                                      -------------    -------------
   Cash and Cash Equivalents, End of Period..........................$      24,849    $      43,354
                                                                      =============    =============

   Supplemental Disclosures of Cash Flow Information:
       Cash income taxes paid........................................$         761    $         352
       Cash interest paid............................................          742              175


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUCTION HEREWITH

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.             BASIS OF PRESENTATION --

               The condensed consolidated financial information for the three-month periods ended March 31, 1996, and 1995, has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.             EARNINGS PER SHARE --

               Earnings per common share assuming no dilution were computed based on the weighted average number of common shares issued and outstanding and the number of shares expected to be issued under restricted stock grant agreements during the relevant periods. The additional common stock assumed to be outstanding to reflect the dilutive effect of other common stock equivalents (stock options) were excluded from the computation as insignificant.

               Earnings per common share assuming full dilution were computed based on the weighted average number of shares issued and outstanding, additional shares assumed to be outstanding to reflect the dilutive effect of all common stock equivalents using the treasury stock method, and the assumption that all convertible subordinated notes were converted to common stock. Net income has been adjusted for interest expense and debt discount amortization (net of income tax) associated with the Company's 6% Convertible Subordinated Notes due 2003.

3.             INCOME TAXES --

               Income tax expense for the three-month periods ended March 31, 1996, and 1995, was based upon an estimated effective tax rate for the entire fiscal year of 35% and 34%, respectively.

4.             LONG-TERM DEBT --

               During the first quarter of 1996, the Company repaid $8,000,000 under a revolving credit loan facility with Den norske Bank A/S (the "DnB Facility"). The revolving credit loan facility was established by the Company in conjunction with its acquisition of vessels in 1995.

5.             NON-QUALIFIED STOCK OPTION PLAN --

               On February 9, 1996, the Executive Compensation and Stock Option Committee of the Board of Directors granted certain employees options to purchase a total of 7,300 shares of common stock of the Company at an exercise price of $30.75 per share under the SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan. On the date of grant, the stock option price equaled the Company's common stock trading price at the close of business.

               At March 31, 1996, shares available for future grant under the SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan totaled 67,503.

6.             SUBSEQUENT EVENTS --

               LETTER OF INTENT:

               On April 18, 1996, the Company signed a letter of intent to acquire all of the capital stock of McCall Enterprises Inc. ("McCall") and affiliated companies for 1,215,500 shares of common stock of the Company, subject to adjustments to reflect changes in working capital on the date of closing (the "McCall Transaction"). Based on the Company's closing sale price on April 17, 1996, the McCall Transaction has a value of approximately $48,900,000. The McCall Transaction is intended to qualify as a tax free reorganization and to be consummated in the Company's second quarter of 1996. McCall, based in Cameron, Louisiana, operates through McCall's Boat Rentals, Inc., a wholly owned subsidiary of McCall, and other affiliated companies. Its fleet includes five utility boats and 36 crew boats dedicated to serving the oil and gas industry, primarily in the U.S. Gulf of Mexico. The McCall Transaction is conditioned upon, among other things, satisfactory completion of due diligence, execution of definitive documentation and receipt of necessary government approvals.

               RESTRICTED STOCK AWARDS:

               On May 7, 1996, in recognition of a commitment to the continued growth and financial success of the Company, certain officers and key employees were granted a total of 12,250 restricted shares of the Company's common stock under the SEACOR Holdings, Inc. 1996 Share Incentive Plan.

               The market value of the restricted shares, amounting to $487,000 at time of grant, will be recorded as unamortized restricted stock compensation in a separate component of stockholders' equity. This compensation will be amortized as an expense over a three year vesting period. Notwithstanding the foregoing, an employee will fully vest in such restricted stock upon death, disability, the termination of his or her employment with the Company without "cause" or the occurrence of a "change-in-control" of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFFSHORE MARINE SERVICES

               The Company provides marine transportation and related services largely dedicated to supporting offshore oil and gas exploration and production through the operation, domestically and internationally, of offshore support vessels. The Company's vessels deliver cargo and personnel to offshore installations, tow and handle the anchors of drilling rigs and other marine equipment, support offshore construction and maintenance work, and provide standby safety support. The Company's vessels are also used for special projects, such as well stimulation, seismic data gathering, freight hauling, line handling, and oil spill emergencies.

               The Company's operating revenue is affected by day rates earned and utilization achieved by marine assets. These performance measures are closely aligned with the offshore oil and gas exploration industry and are a function of demand and availability of marine vessels. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

               The table below sets forth day rates and utilization data for the Company during the periods indicated.

                                                                                                       THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                    ------------------------------------------------
                                                                                             1996                        1995
                                                                                    ------------------------   ---------------------
RATES PER DAY WORKED ($): (1)
    Supply/Towing Supply...................................................                  3,691                      2,908
    Anchor Handling Towing Supply..........................................                  5,382                      4,726
    Crew                                                                                     1,647                      1,933
    Standby Safety (2).....................................................                  4,645                      4,255
    Utility/Line Handling..................................................                  1,120                      1,894
    Project and Geophysical/Freight........................................                  4,197                      3,981
         Overall Fleet.....................................................                  2,495 (3)                  3,448

OVERALL UTILIZATION (%): (1)
    Supply/Towing Supply...................................................                   97.1                       82.5
    Anchor Handling Towing Supply..........................................                   96.6                       59.1
    Crew                                                                                      97.4                       79.7
    Standby Safety.........................................................                   88.7                       68.6
    Utility/Line Handling (4)..............................................                   73.1                      100.0
    Project and Geophysical/Freight........................................                   99.3                       93.4
         Overall Fleet.....................................................                   86.8                       79.1

(1) Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, joint venture vessels, and vessels owned by pool participants and include vessels bareboat chartered-in by the Company. Rates per day worked are calculated by dividing vessel charter revenue by the number of vessel days worked.

(2) Revenue for standby safety vessels is earned in pounds sterling and has been converted to U.S. dollars at the weighted average exchange rate for the periods indicated. Currency exchange rates have not varied materially between periods being compared in this table.

(3) The overall fleet rate per day worked declined from 1995 to 1996 due to the substantial number of crew and utility vessels added to the Company's fleet from the acquisition of 120 crew and utility vessels in September 1995. Crew and utility vessels earn substantially lower day rates than the other types of vessels in the Company's fleet due to their smaller dimensions and service capabilities.

(4) In the year 1996, includes 14 utility vessels in the U.S. Gulf of Mexico which did not operate and are currently held for sale.

               A significant factor that also affects operating revenues, other than day rates and utilization, is the number of vessels owned and bareboat chartered-in by the Company. Operating revenues and associated expenses for vessels bareboat chartered-in and for owned vessels are incurred at similar rates. However, operating expenses associated with vessels bareboat chartered-in include bareboat charter hire expenses but exclude depreciation expense.

               The Company may also bareboat charter-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. During the first three months of 1995, the Company bareboat chartered-out 10 owned vessels. Nine of the charters were terminated effective October 1, 1995.

               The table below sets forth the Company's marine fleet structure at the dates indicated:

                            FLEET STRUCTURE                                                       AT MARCH 31,
                                                                              -----------------------------------------------------
                                                                                       1996                         1995
                                                                              ------------------------     ------------------------
Owned                                                                                     186                           67
Bareboat and Time Chartered-In (1).....................................                     3                            1
Joint Venture Vessels (2)..............................................                    12                            9
Pool Vessels (3).......................................................                     5                           16
                                                                              ------------------------     ------------------------
      Overall Fleet....................................................                   206                           93
                                                                              ========================     ========================

- - --------------

(1) A bareboat charter is a lease of a vessel under which the entity chartering-in the vessel is typically responsible for all crewing, insurance, and operating expenses, as well as the payment of bareboat charter hire to the vessel owner. A time charter is a lease of a vessel under which the entity providing the vessel is responsible for all crewing, insurance, and operating expenses. At March 31, 1996, the Company bareboat chartered-in two vessels and time chartered-in one vessel. At March 31, 1995, one vessel was bareboat chartered-in by the Company.

(2)  1996 and 1995 include nine vessels owned by the Company's joint venture in
     Mexico. 1996 also includes one vessel under a long term lease from the
     Company to one of the entities comprising the Mexican joint venture.
     Additionally, 1996 includes two vessels bareboat chartered to SEAMAC OFFSHORE,
     L.L.C. ("SEAMAC"), an entity that has vessels operating offshore West Africa in which the Company has a 50% interest.  In the event that the McCall
     Transaction described below is consummated, the Company will own 100% of SEAMAC.

(3) 1996 and 1995 include five vessels owned by Toisa Ltd. that participate in a pool of North Sea standby safety vessels with the Company. Additionally, 1995 includes 11 vessels owned by Compagnie Nationale de Navigation ("CNN") that participated in another pool with the Company. The pool with CNN was terminated effective October 1, 1995.


               Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs, and marine insurance. In addition to variable vessel operating expenses, the offshore marine segment also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant operating cost, and the amount related to vessels is the most significant component.

               Although substantially all of the Company's revenues and expenses are in U.S. dollars, some of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and to a lesser extent its West African and Mexican offshore marine operations. Approximately 33% of the Company's marine revenues were derived from foreign operations, whether in U.S. dollars or foreign currencies, in the three-months ended March 31, 1996.

               Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low day rates. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. For the three months ended March 31, 1996, the Company completed the drydocking of 24 marine vessels at an aggregate cost of $1.8 million as compared with three marine vessels drydocked at an aggregate cost of $0.2 million in the comparable period of 1995. The low number of marine vessel drydockings in 1995 was in direct response to weak market conditions and low day rates in the U.S. Gulf of Mexico. The Company's results in 1996 reflect the return to a normalized drydocking schedule and included the drydocking of 14 crew and utility vessels at an aggregate cost of $0.4 million. Drydocking costs for smaller vessels, such as crew and utility, are typically lower than for larger vessels, such as supply and anchor handling towing supply.

               Operating results are also affected by the Company's participation in the following ventures: (i) a pooling arrangement with CNN that terminated effective October 1, 1995, under which operating revenues and expenses for certain vessels had been pooled and the net pool results had been shared equally by the Company and CNN after certain preference payments and (ii) a pooling agreement with Toisa Ltd. to coordinate the marketing of both companies' vessels in the North Sea standby safety market. Additionally, the Company has an equity interest in the results of (i) a joint venture in Mexico that operates vessels offshore Mexico and (ii) SEAMAC which captures the operating results of two large crew vessels operating offshore West Africa.

               On April 18, 1996, the Company signed a letter of intent to acquire all of the capital stock of McCall Enterprises Inc. ("McCall") and affiliated companies (including the 50% interest in SEAMAC not currently owned by the Company) for 1,215,500 shares of common stock of the Company, subject to adjustments to reflect changes in working capital on the date of closing (the "McCall Transaction"). Based on the Company's closing sale price on April 17, 1996, the McCall Transaction has a value of approximately $48,900,000. The McCall Transaction is intended to qualify as a tax free reorganization and to be consummated in the Company's second quarter of 1996. McCall, based in Cameron, Louisiana, operates through McCall's Boat Rentals, Inc., a wholly owned subsidiary of McCall, and other affiliated companies. Its fleet includes five utility boats and 36 crew boats dedicated to serving the oil and gas industry, primarily in the U.S. Gulf of Mexico. The McCall Transaction is conditioned upon, among other things, satisfactory completion of due diligence, execution of definitive documentation and receipt of necessary government approvals.

ENVIRONMENTAL SERVICES

               The Company's environmental services business, operated primarily through a wholly owned subsidiary, National Response Corporation ("NRC"), provides contractual oil spill response services to those who store, transport, produce or handle petroleum and certain other non-petroleum oils as required by the Oil Pollution Act of 1990 ("OPA 90"). NRC's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. NRC charges a retainer fee to its customers for ensuring, by contract, the availability at predetermined rates to NRC's response services. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for spill response as contemplated by response plans filed by NRC's customers in accordance with OPA 90 and various state regulations. NRC also maintains relationships with numerous environmental sub-contractors to assist with equipment maintenance and provide trained personnel for deploying equipment in a spill response.

               Pursuant to retainer agreements entered into with NRC, certain vessel owners pay in advance to NRC a minimum annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay NRC additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain other vessel owners pay a fixed fee for NRC's retainer services and such fee is recognized ratably throughout the year. Facility owners generally pay a quarterly fee to NRC based on a formula that defines and measures petroleum products transported to or processed at the facility. Some facility owners pay an annual fixed fee and such fee is recognized ratably throughout the year. NRC's retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as seven years.

               Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment, and materials, (ii) direct charges to NRC for labor, equipment and materials, and
(iii) training and exercises related to spill response preparedness.

               The principal components of NRC's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, vessel operations, equipment maintenance and depreciation, and insurance. These expenses are primarily a function of regulatory requirements and the level of retainer business.

               Prior to March 14, 1995, NRC was owned by NRC Holdings, Inc. ("NRC Holdings"), in which CRN Holdings, Inc. a wholly owned subsidiary of the Company ("CRN"), owned a 42.9% equity interest, and the Company accounted for its financial interests in NRC Holdings and its subsidiaries under the equity method. On March 14, 1995, NRC Holdings was merged into CRN and, as a result, CRN became the sole stockholder of NRC and NRC became an indirect, wholly owned subsidiary of the Company.

RESULTS OF OPERATIONS

               The following table sets forth operating revenue and operating profit by business segment for the periods indicated. The offshore marine business segment's data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States.

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                            -----------------------
                                                                                                1996       1995
                                                                                            -----------------------
                                                                                                 (IN THOUSANDS)
OPERATING REVENUE:
   Marine:(1)
      United States......................................................................    $  24,806   $   9,562
      North Sea..........................................................................        3,562       2,849
      West Africa........................................................................        7,686       1,984
      Other Foreign (2)..................................................................        1,168         893
                                                                                               -------     -------
                                                                                                37,222      15,288
   Environmental ........................................................................        6,853         -
                                                                                               -------     -------
                                                                                                44,075      15,288
                                                                                               =======     =======
OPERATING PROFIT:
   Marine:(1)
      United States......................................................................        7,535       2,603
      North Sea..........................................................................         (718)       (998)
      West Africa........................................................................        1,285         489
      Other Foreign (2)..................................................................          481         367
                                                                                               -------     -------
                                                                                                 8,583       2,461
   Environmental ........................................................................        1,372         -
                                                                                               -------     -------
                                                                                                 9,955       2,461
      Other income (expense) (3).........................................................            2         224
      General corporate administration...................................................         (560)       (493)
      Net interest expense...............................................................       (1,090)       (556)
      Minority interest in loss of a subsidiary..........................................           76          97
      Equity in net earnings of 50% or less owned companies..............................          141         236
      Income tax expense.................................................................       (2,931)       (562)
                                                                                               -------     -------
      Net Income.........................................................................    $   5,593   $   1,407
                                                                                               =======     =======

___________

(1) "West Africa" and "Other Foreign" results in 1995 include nine vessels owned by the Company which were bareboat chartered-out. In September 1995, the bareboat charters were terminated.

(2) Vessels included in this geographical area were operating in the Arabian Gulf and offshore Australia and Peru.

(3) Excludes gains from equipment sales and certain other expenses that were reclassified to operating profit of the applicable business segment.

               The marine business segment's operating revenue increased $21.9 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995, due primarily to a net increase in the number of owned or chartered-in vessels, improved rates per day worked and utilization, and the termination of bareboat chartering-out arrangements for nine vessels owned by the Company. In the third and fourth quarters of 1995, the Company acquired 132 offshore vessels that substantially increased its fleet size, primarily in the U.S. Gulf of Mexico. These acquired vessels (including 83 utility, 37 crew, seven supply, three towing supply, and two anchor handling towing supply) and two other chartered-in vessels accounted for $15.5 million or 71% of the increase in operating revenue between comparable quarters. The Company's marine business segment's rates per day worked and utilization increased due primarily to an improvement in the market conditions in the U.S. Gulf of Mexico and North Sea. During the fourth quarter of 1995, the Company terminated the bareboat charter-out of nine owned vessels which caused revenue to increase in its West African operations.

               The environmental business segment's operating revenue for the 1996 period consisted of $4.4 million in retainer and other revenue and $2.4 million in oil spill response revenue. During the first quarter, the Company responded to 12 spills that occurred primarily in the Gulf Coast and Eastern regions of the United States.

               The marine business segment's operating profit increased $6.1 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995. The increase in operating profit was primarily due to the factors affecting operating revenue as outlined above. In addition to an increase in expenses customarily associated with those factors affecting revenue, operating and administrative and general expenses rose between comparable quarters. Operating expenses increased due primarily to an increase in (i) the number of vessels drydocked and repaired in accordance with regulatory requirements, (ii) marine insurance claim costs and (iii) wage and related benefit costs. Administrative and general expenses increased due primarily to an increase in bad debt provisions for trade account receivables and higher wage and related benefit costs.

               The environmental business segment's operating profit for the 1996 period benefited from oil spill response activities. Oil spill response gross profit (oil spill response revenue less costs of oil spill response) was $0.4 million in the three-month period ended March 31, 1996. Oil spill response profit was due to response activities associated with 12 spills that occurred primarily in the Gulf Coast and Eastern regions of the United States.

               In the three-month period ended March 31, 1996, other income was insignificant. In the three-month period ended March 31, 1995, other income related primarily to a $0.2 million gain recognized in conjunction with the purchase of $2.3 million principal amount of the Company's outstanding 6% Convertible Subordinated Notes due 2003 ("6% Notes"). The gain represented the difference between the amount paid to acquire the 6% Notes and their carrying amount, after giving effect to a write-off of certain unamortized deferred financing costs associated with the original sale of such securities.

               Overall administrative and general expenses, related primarily to operating activities, increased $3.8 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995. The marine business segment accounted for $2.3 million of this increase which related primarily to (i) the management of vessels recently acquired, chartered-in, and directly operated upon the termination of bareboat charters,
(ii) bad debt provisions for trade account receivables, and (iii) wage and related benefit costs. The environmental business segment's administrative expenses for 1996 were $1.5 million. The Company's administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

               Overall depreciation and amortization expense, which related primarily to operating activities, increased $2.0 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995. The marine business segment accounted for $1.3 million of this increase and related primarily to the acquisition of vessels and other related assets. The depreciation and amortization expense of the Company's environmental business segment was $0.7 million for the 1996 period.

               Net interest expense increased $0.5 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995. The increase resulted primarily from an increase in principal due on outstanding indebtedness. During the third and fourth quarters of 1995, the Company financed a portion of the cost to acquire certain vessels and other related assets with borrowings under the DnB Facility.

               In the three-month period ended March 31, 1996, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in a Mexican joint venture and SEAMAC. In the comparable period of 1995, equity earnings were realized exclusively from the Company's participation in the Mexican joint venture. Operations in Mexico have declined between comparable quarters due to weakening market conditions.


LIQUIDITY AND CAPITAL RESOURCES

               The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital requirements, acquire or improve equipment, and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of common stock, debt, or a combination thereof to finance the acquisition of equipment and businesses or improvements to existing equipment.

               The Company's cash flow levels and operating revenues are determined primarily by vessels' rates per day worked, overall vessel utilization, the size of the Company's fleet, and the level of oil spill response activity. Factors relating to the marine business segment are affected directly by the volatility of oil and gas prices, the level of offshore drilling and exploration activity, and other factors beyond the Company's control.

               The DnB Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined in the facility, a minimum cash and cash equivalent level, and a specific debt service coverage ratio. The Company is also prohibited from entering into additional indebtedness above a certain level without consent. Furthermore, the Company, without prior written consent, is prohibited through August 31, 1996, (the maturity date of the bridge loan portion of the DnB Facility) from paying dividends to its shareholders.

               Net cash provided by operating activities increased $6.3 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995. The increase was due primarily to an increase in the marine business segment's direct vessel contribution (defined as operating revenues net of direct vessel operating expenses). Direct vessel contribution rose due primarily to a net increase in the number of owned or chartered-in vessels, improved rates per day worked and utilization, and the termination of bareboat charters for owned vessels. The Company's environmental business segment also contributed to the increase in cash flows from operating activities.

               Net cash used in investing activities was $0.7 million in the three-month period ended March 31, 1996; whereas, net cash was provided from investing activities in the three-month period ended March 31, 1995. Capital expenditures for property and equipment increased between comparable quarters due primarily to improvements made to certain project and anchor handling towing supply vessels and the purchase of oil spill response equipment. Proceeds from the sale of vessels declined between comparable quarters as vessels with lower market values were sold in 1996 as compared to 1995. Further, equity investments declined and cash acquired in a business combination did not recur between comparable quarters.

               The Company's net cash used in financing activities increased $5.2 million in the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995. Payments of long-term debt increased between comparable quarters due primarily to the repayment of $8.0 million of principal under the DnB Facility. This increase was offset by a decline in cash used to acquire 6% Notes.

CAPITAL EXPENDITURES

               The Company may make selective acquisitions of marine vessels or fleets of marine vessels and oil spill response equipment and/or expand the scope and nature of its environmental services. As discussed above, the Company has signed a letter of intent with respect to the McCall Transaction. The Company also may upgrade or enhance its marine vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of cash flow provided by operations, existing cash balances and, potentially, through the issuance of additional shares of Common Stock or additional indebtedness.

               Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

                           PART II - OTHER INFORMATION


       A.          Exhibits :

                   10.0 SEACOR Holdings, Inc. 1996 Share Incentive Plan

                   10.1 Restricted Stock Grant Agreement, dated as of May 7,
                        1996, between SEACOR Holdings, Inc. and Charles
                        Fabrikant.

                   10.2 Restricted Stock Grant Agreement, dated as of May 7,
                        1996, between SEACOR Holdings, Inc. and Randall Blank.

                   10.3 Restricted Stock Grant Agreement, dated as of May 7,
                        1996, between SEACOR Holdings, Inc. and Milton Rose.

                   10.4 Restricted Stock Grant Agreement, dated as of May 7,
                        1996, between SEACOR Holdings, Inc. and Mark Miller.

                   10.5 Restricted Stock Grant Agreement, dated as of May 7,
                        1996, between SEACOR Holdings, Inc. and Timothy McKeand.

                   11.0 Computation of Per Share Earnings for the Three Months
                        Ended March 31, 1996 and 1995.

                   27   Financial Data Schedule

       B.          Reports on Form 8-K:

                   1.   None

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEACOR HOLDINGS, INC.
                                    (Registrant)

DATE: MAY 15, 1996                  By:   /s/ Charles Fabrikant
                                         ----------------------
                                         Charles Fabrikant, Chairman of the
                                         Board, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

DATE: MAY 15, 1996                  By:   /s/ Randall Blank
                                         ------------------
                                         Randall Blank, Executive Vice
                                         President, Chief Financial Officer
                                         and Secretary
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
- - ------                       -----------


10.0 SEACOR Holdings, Inc. 1996 Share Incentive Plan

10.1 Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Charles Fabrikant.

10.2 Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Randall Blank.

10.3 Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Milton Rose.

10.4 Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Mark Miller.

10.5 Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Timothy McKeand.

11.0 Computation of Per Share Earnings for the Three Months Ended March 31, 1996 and 1995.

27   Financial Data Schedule