Form 10-Q
period 1996-06-30
SEACOR HOLDINGS INC
filed 1996-08-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                         Commission File Number 0-20904
                                                -------

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

The total number of shares of Common Stock, par value $.01 per share, outstanding as of August 14, 1996 was 13,097,475. Registrant has no other class of Common Stock outstanding.

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
Part I.    Financial Information

      Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 1996 and December 31, 1995..........................1

                Condensed Consolidated Statements of Operations For the
                Three and Six-Months Ended June 30, 1996 and 1995............2

                Condensed Consolidated Statements of Cash Flows
                For the Six-Months Ended June 30, 1996 and 1995..............3

                Notes to Condensed Consolidated Financial Statements.........4

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations................7

Part II.   Other Information

      Item 4.   Submission of Matters to a Vote
                of Security Holders........................................ 16

      Item 6. Exhibits and Reports on Form 8-K............................. 16

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                   June 30,                      December 31,
                                                                                     1996                            1995
                                                                          ------------------------        ----------------------
           ASSETS
 Current Assets:
     Cash and temporary cash investments.............................  $              28,179           $            28,786
      Marketable securities..........................................                   935                            623
     Trade and other receivables, net of allowance for
       doubtful accounts of $351 and $380, respectively..............                42,543                         32,900
     Affiliate receivables...........................................                   945                            872
     Inventories.....................................................                 1,566                          1,602
     Prepaid expenses and other......................................                 2,199                          3,490
                                                                          ------------------------        ----------------------
           Total current assets......................................                76,367                         68,273
                                                                          ------------------------        ----------------------

 Investments in, at Equity, and Receivables from 50%
     or Less Owned Companies.........................................                 6,840                          6,810
                                                                          ------------------------        ----------------------

 Property and Equipment..............................................               346,292                        337,946
     Less--Accumulated depreciation..................................                (86,133)                      (75,038)
                                                                          ------------------------        ----------------------
           Net property and equipment................................               260,159                        262,908
                                                                          ------------------------        ----------------------

 Other Assets........................................................                13,525                         13,218
                                                                          ------------------------        ----------------------
                                                                                    356,891                        351,209
                                                                          ========================        ======================
           LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Current portion of long-term debt...............................                 1,476                          2,333
     Accounts payable - trade........................................                12,522                          8,192
     Accounts payable - affiliates...................................                 1,074                              -
     Other current liabilities.......................................                10,292                          9,339
                                                                          ------------------------        ----------------------
           Total current liabilities.................................                25,364                         19,864
                                                                          ------------------------        ----------------------

 Long-Term Debt, Less Debt Discount of $2,052 and
     $2,188, respectively............................................                93,336                        106,626
 Deferred Income Taxes...............................................                37,382                         36,182
 Deferred Revenue, Gain and Other Liabilities........................                 2,119                          1,474
 Minority Interest and Indebtedness to Shareholders..................                 1,804                          3,543

 Stockholders' Equity:
     Common stock, $.01 par value, 9,931,282 and 9,886,393
         shares issued at June 30, 1996, and December 31, 1995.......                    99                             99
     Additional paid-in capital......................................               127,918                        127,317
     Retained earnings...............................................                71,091                         57,908
     Less 55,768 shares held in treasury at June 30,1996,
         and December 31, 1995, at cost..............................                  (576)                          (576)
     Less unamortized restricted stock compensation..................                  (541)                          (159)
     Currency translation adjustments................................                (1,105)                        (1,069)
                                                                          ------------------------        ----------------------
           Total stockholders' equity................................               196,886                        183,520
                                                                          ------------------------        ----------------------
                                                                       $            356,891            $           351,209
                                                                          ========================        ======================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                         June 30,
                                                               ------------------------------- ------------------------------------
                                                                     1996          1995              1996           1995
                                                               ------------------------------- -------------------------------
 Operating Revenue:
    Marine.....................................................$    44,494    $    21,406      $    87,736    $    41,589
    Environmental -
      Oil spill response.......................................      3,497            639            5,919            639
      Retainer and other services..............................      4,662          3,791            9,093          3,791
                                                                ------------   -------------    ------------   -------------
                                                                    52,653         25,836          102,748         46,019
                                                                ------------   -------------    ------------   -------------

 Costs and Expenses:
    Costs of oil spill response................................      3,346            161            5,392            161
    Operating expenses -
      Marine...................................................     24,605         13,845           50,027         27,001
      Environmental............................................      1,515          1,571            2,764          1,571
    Administrative and general.................................      5,586          2,995           11,117          4,657
    Depreciation and amortization..............................      5,842          4,468           11,542          8,108
                                                                ------------   -------------    ------------   -------------
                                                                    40,894         23,040           80,842         41,498
                                                                ------------   -------------    ------------   -------------
 Operating Income..............................................     11,759          2,796           21,906          4,521
                                                                ------------   -------------    ------------   -------------

 Other (Expense) Income:
    Interest on debt...........................................     (1,631)        (1,654)          (3,452)        (2,899)
    Interest income............................................        360            849            1,042          1,519
    Gain from sale of equipment................................        279          1,700              522          2,173
      McCall acquisition costs.................................       (472)             -             (472)             -
    Other......................................................         49              3              310            227
                                                                ------------   -------------    ------------   -------------
                                                                    (1,415)           898           (2,050)         1,020
                                                                ------------   -------------    ------------   -------------
 Income Before Income Taxes, Minority Interest, and Equity in
    Net Earnings of 50% or Less Owned Companies................     10,344          3,694           19,856          5,541

 Income Tax Expense............................................      3,854          1,440            7,205          2,246
                                                                ------------   -------------    ------------   -------------

 Income Before Minority Interest and Equity in Net Earnings of
    50% or Less Owned Companies................................      6,490          2,254           12,651          3,295

 Minority Interest in Loss of a Subsidiary.....................         71             72              147            169
 Equity in Net Earnings of 50% or Less Owned Companies.........        355            358              441            757
                                                                ============   =============    ============   =============
 Net Income....................................................$     6,916    $     2,684      $    13,239    $     4,221
                                                                ============   =============    ============   =============

 Earnings Per Common Share-- Assuming No Dilution..............$      0.70    $      0.36      $      1.35    $      0.58
 Earnings Per Common Share-- Assuming Full Dilution............$      0.60    $      0.33      $      1.16    $      0.55

 Weighted Average Common Shares:
    Assuming No Dilution........................................ 9,840,314      7,435,320        9,835,707      7,318,781
    Assuming Full Dilution......................................12,424,443      9,893,888       12,419,836      9,777,349


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.


                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                     1996                       1995
                                                                              -------------------        --------------------
   Net Cash Provided by Operating Activities...........................    $             22,670       $              4,216
                                                                              -------------------        --------------------

   Cash Flows from Investing Activities:
      Purchase of property and equipment...............................                  (9,051)                      (965)
      Purchase of marketable securities................................                    (312)                         -
      Investments in and advances to 50% or less owned companies.......                    (217)                      (575)
      Cash acquired in a business combination..........................                       -                      1,966
      Principal payments received under a sale-type lease..............                      87                          -
      Principal payments on notes due from 50% or
          less owned companies.........................................                     539                          -
      Proceeds from sale of equipment..................................                   1,154                      4,050
      Other............................................................                     288                          -
                                                                              -------------------        --------------------
           Net cash provided (used) in investing activities............                  (7,512)                     4,476
                                                                              -------------------        --------------------

   Cash Flows from Financing Activities:
      Principal payments on long-term debt.............................                 (21,995)                   (17,112)
      Payment of public offering costs.................................                    (375)                         -
      (Payments) proceeds on stockholders' loans.......................                  (1,596)                        73
      Proceeds from issuance of long-term debt.........................                   7,711                          -
      Proceeds from exercise of stock options..........................                     489                          -
      Purchase of 6% convertible subordinated notes....................                       -                     (1,980)
                                                                              -------------------        --------------------
           Net cash used in financing activities.......................                 (15,766)                   (19,019)
                                                                              -------------------        --------------------

   Effect of Exchange Rate Changes
      on Cash and Cash Equivalents.....................................                       1                        (22)
                                                                              -------------------        --------------------

   Net Decrease in Cash and Cash Equivalents...........................                    (607)                   (10,349)
   Cash and Cash Equivalents, Beginning of Period......................                  28,786                     44,332
                                                                              ===================        ====================
   Cash and Cash Equivalents, End of Period............................    $             28,179       $             33,983
                                                                              ===================        ====================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and six-month periods ended June 30, 1996, and 1995, has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.         EARNINGS PER SHARE --

Earnings per common share assuming no dilution were computed based on the weighted average number of unrestricted and restricted common shares issued and outstanding during the relevant periods. The additional common stock assumed to be outstanding to reflect the dilutive effect of common stock equivalents was excluded from the computation as insignificant.

Earnings per common share assuming full dilution were computed based on the weighted average number of unrestricted and restricted common shares issued and outstanding, additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method, and the assumption that all convertible subordinated notes were converted to common stock. Net income has been adjusted for interest expense and debt discount amortization (net of income tax) associated with the convertible subordinated notes.


3.         LONG-TERM DEBT --

During the first six months of 1996, the Company's indebtedness to Den norske Bank ASA under a revolving credit loan facility was reduced by $13.3 million, the net result of $21.0 million in repayments offset by $7.7 million in borrowings. The revolving credit loan facility was established in 1995 by the Company in connection with its acquisition of vessels.

4.         MCCALL ACQUISITION --

On May 31, 1996, the Company acquired McCall Enterprises, Inc. ("McCall") and affiliated companies (collectively, the "McCall Companies") which operate 36 crew boats and five utility boats dedicated to serving the oil and gas industry primarily in the U.S. Gulf of Mexico. In consideration for such acquisition (the "McCall Acquisition"), which was accomplished pursuant to a series of merger and share exchange agreements involving the Company, certain subsidiaries of the Company, the McCall Companies and the former stockholders of the McCall Companies, the former stockholders of the McCall Companies have received an aggregate of 1,306,550 shares of the Company's common stock. The McCall Acquisition has been accounted for as a pooling of interests, and the accompanying financial statements are based upon the assumption that the companies were combined for the six months ended June 30, 1996, and the financial statements of the prior year have been restated to give effect for the business combination.

Summarized results of operations of the separate companies for the period from January 1, 1996 through May 31, 1996, the date of acquisition, are as follows:

                                                    SEACOR           McCall (1)
                                                    ------           ----------
                                                          (in thousands)
Operating revenue.........................  $          75,458  $           8,606
Net income................................  $          10,286  $             769

         (1) The McCall Companies' net income has been reduced by $0.3 million of transaction costs.

The following is a reconciliation of the amounts of operating revenue and net income previously reported for the six month period ended June 30, 1995 with restated amounts, in thousands:

 Operating Revenue:
      As previously reported....................   $            35,627
      McCall....................................                10,392
                                                         ----------------
          As restated...........................                46,019
                                                         ================
 Net Income:
      As previously reported....................                 3,394
      McCall....................................                   827
                                                         ----------------
          As restated...........................   $             4,221
                                                         ================

5.         1996 CNN TRANSACTION --

On June 6, 1996, the Company and Compagnie Nationale de Navigation, a French corporation ("CNN"), entered into an agreement (the "1996 CNN Agreement") pursuant to which the Company agreed to acquire six vessels from CNN for an aggregate purchase price of $22.7 million and to bareboat charter back to CNN three of such vessels. The 1996 CNN Agreement also provided for the Company to prepay certain promissory notes in the aggregate principal amount of $9.6 million issued to CNN by a subsidiary of the Company on December 17, 1993 in connection with the Company's acquisition on such date of certain vessels from CNN. In addition, CNN agreed to convert $4.75 million principal amount of the Company's 2.5% Convertible Subordinated Notes due January 1, 2004 (the "2.5% Notes") issued to CNN in connection with such acquisition of vessels into 156,650 shares of the Company's common stock in accordance with the terms of the 2.5% Notes. Pursuant to the 1996 CNN Agreement, the Company included in its July 1996 underwritten public offering of common stock 459,948 shares of the Company's common stock owned by CNN on June 6, 1996 and the 156,650 additional shares of the Company's common stock issued to CNN upon the conversion of the 2.5% Notes.

The Company's common stock issued in July 1996 upon conversion of the 2.5% Notes will be recorded at $3.9 million, the net carrying value of the 2.5% Notes that includes $4.75 million of the then outstanding principal amount and $0.8 million of related debt discount. The difference between the $9.6 million paid to extinguish certain promissory notes due CNN and their $8.4 million net carrying value will be recorded by the Company as an $0.8 million extraordinary loss (net of income taxes) in the third quarter.

6.         COMMITMENTS --

In addition to the funds required to acquire two additional vessels for $6.3 million pursuant to the 1996 CNN Agreement, described above, at August 14, 1996, the Company has commitments of approximately $80.0 million for the construction and upgrade of marine vessels.

7.         SUBSEQUENT EVENTS --

1996 COMMON STOCK OFFERING

In July 1996, the Company sold 909,235 shares of its common stock at a net price of $41.44 per share in an underwritten public offering (the "1996 Common Stock Offering"). In connection with the offering, several of the Company's stockholders sold 842,355 shares. Net proceeds to the Company of approximately $37.7 million were used to acquire four vessels for $16.4 million and repay $9.6 million in promissory notes pursuant to the 1996 CNN Agreement and pay $0.4 million in offering costs (other than underwriting discounts and commissions). The remainder of the net proceeds from the 1996 Common Stock Offering will be used to acquire two additional vessels for $6.3 million pursuant to the 1996 CNN Agreement and for general corporate purposes. At June 30, 1996, the $0.4 million of offering costs was charged to additional paid-in capital.

6.0% NOTE CONVERSION

On June 6, 1996, the Company notified First Trust National Association, trustee of the Company's 6.0% Convertible Subordinated Notes due July 1, 2003 (the "6.0% Notes"), of the Company's election to call the 6.0% Notes for redemption on July 12, 1996. In July 1996, the note holders converted the 6.0% Notes into 2,156,076 shares of the Company's common stock at a ratio of 39.024 shares of common stock per $1,000 principal amount of the 6.0% Notes (representing a conversion price of $25.625 per share). The common stock issued upon conversion of the 6.0% Notes will be recorded at $53.8 million, the net carrying value of the 6.0% Notes that includes $55.3 million of the then outstanding principal amount and $1.5 million of related debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On May 31, 1996, the Company acquired McCall Enterprises, Inc. ("McCall") and affiliated companies (collectively, the "McCall Companies") which operate 36 crew boats and five utility boats dedicated to serving the oil and gas industry primarily in the U.S. Gulf of Mexico. In consideration for such acquisition (the "McCall Acquisition"), which was accomplished pursuant to a series of merger and share exchange agreements involving the Company, certain subsidiaries of the Company, the McCall Companies and the former stockholders of the McCall Companies, the former stockholders of the McCall Companies have received an aggregate of 1,306,550 shares of the Company's common stock. The McCall Acquisition has been accounted for as a pooling of interests, and the accompanying financial statements and operating statistics are based upon the assumption that the companies were combined for the six months ended June 30, 1996, and the financial statements and operating statistics of the prior year have been restated to give effect for the business combination.


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

The table below sets forth day rates and utilization data for the Company during the periods indicated.

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                           ----------------------------------    --------------------------------
                                                                1996               1995               1996             1995
                                                           ----------------   ---------------    ---------------  ---------------
Rates per Day Worked ($): (1)
   Supply/Towing Supply...............................           4,120              3,002              3,902            2,951
   Anchor Handling Towing Supply......................           6,277              4,841              5,819            4,787
   Crew(2)............................................           1,675              1,499              1,653            1,494
   Standby Safety (3).................................           4,561              4,348              4,604            4,304
   Utility/Line Handling(2)...........................           1,129              1,272              1,118            1,266
   Project and Geophysical/Freight....................           4,128              4,115              4,165            4,046
       Overall Fleet..................................           2,411(4)           2,595              2,359(4)         2,566

Overall Utilization (%): (1)
   Supply/Towing Supply...............................            94.1               74.1               95.6             78.5
   Anchor Handling Towing Supply......................            90.7               75.7               93.7             66.9
   Crew(2)............................................            98.5               95.4               98.0             96.6
   Standby Safety.....................................            82.6               77.1               85.6             72.9
   Utility/Line Handling (2) (5)......................            79.2               94.3               76.7             85.1
   Project and Geophysical/Freight....................            88.5               88.6               93.9             91.0
       Overall Fleet..................................            89.4               85.8               89.1             85.6

(1) Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, joint venture vessels, and vessels owned by other pool participants but include vessels bareboat or time chartered-in by the Company. Rates per day worked are calculated by dividing vessel charter revenue by the number of vessel days worked.
(2) 36 crew and five utility vessels were acquired in May 1996 through a merger with another company that was accounted for as a pooling of interests. Accordingly, all rates per day worked and utilization statistics have been restated to give effect for the acquisition.
(3) Revenue for standby safety vessels is earned in pounds sterling and has been converted to U.S. dollars at the weighted average exchange rate for the periods indicated. Currency exchange rates have not varied materially between periods being compared in this table.
(4) The overall fleet rate per day worked declined from 1995 to 1996 due to the substantial number of crew and utility vessels added to the Company's fleet. Crew and utility vessels earn substantially lower day rates than the other types of vessels in the Company's fleet due to their smaller dimensions and service capabilities.
(5) At various times during the first six months of 1996, there were up to 13 of the Company's utility vessels in the U.S. Gulf of Mexico held for sale that did not operate.

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

The Company may also bareboat charter-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. During the first six months of 1995, the Company bareboat chartered-out 10 owned vessels. Nine of the charters were terminated effective October 1, 1995. At June 30, 1996, there were two vessels operating under bareboat charter-out arrangements.

The table below sets forth the Company's marine fleet structure at the dates indicated:

                                                           At June 30,
                                                   ----------------------------
                                                       1996          1995
                                                   ------------- --------------
Owned...........................................         226           106
Bareboat and Time Chartered-In (1)..............           3             1
Joint Ventured (2)..............................          10             9
Pooled (3)......................................           5            16
                                                   ============= ==============
    Overall Fleet...............................         244           132
                                                   ============= ==============

(1) A bareboat charter is a lease under which the entity chartering-in a vessel is typically responsible for all operating expenses as well as the payment of bareboat charter hire to the vessel owner. A time charter is a lease under which the entity providing the vessel is responsible for all operating expenses.
(2) The Company's joint venture in Mexico owns nine vessels. In 1996, the Mexican joint venture also operated a vessel under a long term lease with the Company.
(3) In 1996 and 1995, five vessels owned by Toisa Ltd. participated in a pool of North Sea standby safety vessels with the Company. In 1995, 11 additional vessels owned by Compagnie Nationale de Navigation ("CNN") participated in another pool with the Company. The pool with CNN was terminated effective October 1, 1995.

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

Although substantially all of the Company's revenues and expenses are in U.S. dollars, some of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and to a lesser extent its West African and Mexican offshore marine operations. The Company's marine revenues derived from foreign operations were approximately 30% and 32% in the six months ended June 30, 1996 and 1995, respectively, whether in U.S. dollars or foreign currencies.

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low day rates. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. In the first six months of 1996, the Company completed the drydocking of 59 vessels at an aggregate cost of $4.1 million versus 23 vessels drydocked at an aggregate cost of $1.3 million in the comparable period of 1995. Drydock activity in 1995 reflects a low number of vessels repaired in direct response to weak market conditions and low day rates in the U.S. Gulf of Mexico. The Company's results in 1996 reflect (i) the growth of the fleet, particularly in crew and utility vessels which have lower drydocking costs than larger vessels, (ii) the return to a normalized drydocking schedule, and (iii) the effect of repairing older vessels.

Operating results are also affected by the Company's participation in a pooling arrangement with CNN, terminated effective October 1, 1995, whereby operating revenues and expenses for certain vessels were pooled and the net pool results were shared equally by the Company and CNN after certain preference payments and a pooling agreement with Toisa Ltd. to coordinate the marketing of both companies' vessels in the North Sea standby safety market. The Company has an equity interest in a Mexican joint venture that operates vessels offshore Mexico.

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

The principal components of NRC's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation, and insurance. These expenses are primarily a function of regulatory requirements and the level of retainer business.

On March 14, 1995, the Company acquired the remaining outstanding common stock of NRC Holdings, Inc. and its subsidiaries that it did not already own through a merger. Prior to March 14, 1995, the Company accounted for its financial interest in NRC Holdings, Inc. and its subsidiaries under the equity method.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by business segment for the periods indicated. The offshore marine business segment's data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States.

                                                                       Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                 -------------------------------  --------------------------------
                                                                      1996            1995            1996              1995
                                                                 ---------------  --------------  --------------   ---------------
Operating Revenue --
   Marine:
     United States...........................................  $        31,612           13,754 $        61,746 $         28,211
     North Sea...............................................            3,274            3,457           6,836            6,306
     West Africa.............................................            8,493            3,082          16,871            5,066
     Other Foreign...........................................            1,115            1,113           2,283            2,006
                                                                 ---------------  --------------  --------------   ---------------
                                                                        44,494           21,406          87,736           41,589
   Environmental ............................................            8,159            4,430          15,012            4,430
                                                                 ---------------  --------------  --------------   ---------------
                                                                        52,653           25,836         102,748           46,019
                                                                 ===============  ==============  ==============   ===============
Operating Profit --
   Marine:
     United States...........................................            9,972            3,315          18,593            6,148
     North Sea...............................................             (960)            (729)         (1,678)          (1,727)
     West Africa.............................................            2,497            1,319           3,938            1,808
     Other Foreign...........................................              444              462             925              829
                                                                 ---------------  --------------  --------------   ---------------
                                                                        11,953            4,367          21,778            7,058
   Environmental ............................................              976              554           2,348              554
                                                                 ---------------  --------------  --------------   ---------------
                                                                        12,929            4,921          24,126            7,612
Other income (expense).......................................             (493)              14            (479)             238
General corporate administration.............................             (821)            (436)         (1,381)            (929)
Net interest expense.........................................           (1,271)            (805)         (2,410)          (1,380)
Minority interest in loss of a subsidiary....................               71               72             147              169
Equity in net earnings of 50% or less owned companies........              355              358             441              757
Income tax expense...........................................           (3,854)          (1,440)         (7,205)          (2,246)
                                                                 ---------------  --------------  --------------   ---------------
Net Income...................................................  $         6,916  $         2,684 $        13,239 $          4,221
                                                                 ===============  ==============  ==============   ===============

The marine business segment's operating revenue increased $23.1 million and $46.1 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995 due primarily to an increase in the number of owned vessels, higher rates per day worked and utilization, and the termination of bareboat charter-out arrangements for nine Company owned vessels. During the third and fourth quarters of 1995, the Company acquired 132 offshore vessels that substantially increased its fleet size, primarily in the U.S. Gulf of Mexico and West Africa. These acquired vessels (including 83 utility, 37 crew, seven supply, three towing supply, and two anchor handling towing supply) and two additional chartered-in vessels accounted for $16.3 million or 71% and $31.8 million or 69% of the increase in operating revenue between comparable three and six-month periods, respectively. The increase in the Company's rates per day worked and vessel utilization accounted for an additional $4.9 million or 21% and $10.0 million or 22% of the increase in operating revenue between comparable three and six-month periods, respectively, due primarily to improved market conditions in the U.S. Gulf of Mexico and North Sea. The remaining increase in revenue between comparable three and six-month periods was due primarily to the Company's termination of bareboat charter-out arrangements in the fourth quarter of 1995 for nine Company owned vessels operating in West Africa.

The environmental business segment's operating revenue increased $3.7 million and $10.6 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995 due primarily to the consolidation of the financial results of the environmental subsidiaries and higher oil spill response and retainer and other revenue. The Company's environmental subsidiaries became wholly owned on March 14, 1995; whereas, prior to that date, they were reported in the financial statements under the equity method of accounting. Oil spill response revenue increased due to higher response activity. Retainer and other revenue increased due to greater voyage activity and the addition of two significant customers.

The marine business segment's operating profit increased $7.6 million and $14.7 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995. The increases were due primarily to the factors affecting operating revenue as outlined above. However, operating expenses also increased due to an increase in (i) the number of vessels drydocked and repaired in foreign regions, particularly the North Sea, (ii) crew wage and related benefit costs in the U.S., (iii) propulsion engine repairs aboard vessels operating in the North Sea and offshore West Africa, and (iv) health insurance costs in the U.S. Administrative and general expenses increased due primarily to an increase in wage and related benefit costs and bad debt provisions for trade accounts receivable. Gains from the sale of vessels declined as the Company sold less marketable equipment in the current year. Three supply and five utility vessels were sold in the U.S. during 1995 and 1996, respectively.

The environmental business segment's operating profit increased $0.4 million and $1.8 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995 due primarily to the consolidation of the financial results of the environmental subsidiaries and an increase in retainer and voyage revenue.

In the three and six-month periods ended June 30, 1996, other expense includes $0.5 million of cost to complete the McCall Acquisition. In the six-month period ended June 30, 1995, other income related primarily to a $0.2 million gain recognized in conjunction with the purchase of $2.3 million principal amount of the Company's outstanding 6% Convertible Subordinated Notes due 2003 ("6% Notes"). The gain represented the difference between the amount paid to acquire the 6% Notes and their carrying amount, net after giving effect to a write-off of certain unamortized deferred financing costs associated with the original sale of such securities.

Overall administrative and general expenses, relating primarily to operating activities but including corporate expenses, increased $2.6 million and $6.5 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995. The marine business segment accounted for $2.1 million and $4.4 million of the increase between comparable three and six-month periods, respectively, and related primarily to an increase in (i) managerial staff and other administrative costs necessary to support fleet growth, (ii) wage and related benefit costs, and
(iii) an increase in bad debt provisions for trade accounts receivable. Corporate administrative and general expenses increased $0.4 million and $0.5 million between comparable three and six-month periods, respectively, due primarily to greater salary expense. The environmental business segment's administrative costs increased between comparable six-month periods due primarily to the consolidation of the financial results of the environmental subsidiaries. The Company's administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

Overall depreciation and amortization expense, which related primarily to operating activities, increased $1.4 million and $3.4 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995. The marine business segment accounted for $1.3 million and $2.7 million of the increase between comparable three and six-month periods, respectively, and related primarily to fleet growth. The remainder of the increase between comparable six-month periods was due primarily to the consolidation of the financial results of the environmental subsidiaries.

Net interest expense increased $0.5 million and $1.0 million in the three and six-month periods ended June 30, 1996, respectively, compared to the three and six-month periods ended June 30, 1995. Interest expense increased primarily due to an increase in principal due on outstanding indebtedness. During the third and fourth quarters of 1995, the Company financed a portion of the cost to acquire certain vessels and other related assets with borrowings from a revolving credit loan facility with Den norske Bank ASA (the "DnB Facility"). Interest income declined between comparable periods due primarily to a reduction in cash balances available for investment that resulted from the repayment of indebtedness and acquisition of property and equipment.

In the three and six-month periods ended June 30, 1996, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in a Mexican joint venture and a recently organized joint venture which provides environmental services on the West Coast of the United States. In the comparable periods of 1995, equity earnings were realized exclusively from the Company's participation in the Mexican joint venture. Operations in Mexico have declined between comparable periods due to weakening market conditions.


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

The DnB Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined in the facility, a minimum cash and cash equivalent level, and a specific debt service coverage ratio. The Company is also prohibited from entering into additional indebtedness above a certain level without consent. Furthermore, the Company, without prior written consent, is prohibited through August 31, 1996 (the maturity date of the bridge loan portion of the DnB Facility) from paying dividends to its shareholders. At June 30, 1996, the Company had $58.3 million available for borrowing under the DnB Facility.

Net cash provided by operating activities increased $18.5 million in the six-month period ended June 30, 1996, compared to the six-month period ended June 30, 1995. The increase was due primarily to an increase in the marine business segment's direct vessel contribution (defined as operating revenues net of direct vessel operating expenses) and favorable changes in the Company's net working capital. Direct vessel contribution rose due primarily to a net increase in the number of owned or chartered-in vessels, improved rates per day worked and utilization, and the termination of bareboat charters for owned vessels.

Net cash used in investing activities increased $12.0 million in the six-month period ended June 30, 1996, compared to the six-month period ended June 30, 1995. Capital expenditures for property and equipment increased between comparable periods due primarily to (i) the new construction of one crew and one anchor handling towing supply vessel, (ii) improvements made to certain project and anchor handling towing supply vessels, and (iii) the purchase of oil spill response equipment. Proceeds from the sale of vessels declined between comparable periods as vessels with lower market values were sold in 1996 compared to 1995. Further, cash acquired in a business combination did not recur between comparable periods.

The Company's net cash used in financing activities decreased $3.3 million in the six-month period ended June 30, 1996, compared to the six-month period ended June 30, 1995. Payments on long-term debt were offset by increased borrowings. The net reduction in long-term debt during the six months ended June 30, 1996 and 1995, related primarily to changes in the DnB Facility and repayment of the remaining outstanding principal balance due under a Credit Agreement between an environmental subsidiary and CIBC Inc., respectively.

On June 6, 1996, the Company and Compagnie Nationale de Navigation, a French corporation ("CNN"), entered into an agreement (the "1996 CNN Agreement") pursuant to which the Company agreed to acquire six vessels from CNN for an aggregate purchase price of $22.7 million and to bareboat charter back to CNN three of such vessels. The 1996 CNN Agreement also provided for the Company to prepay certain promissory notes in the aggregate principal amount of $9.6 million issued to CNN by a subsidiary of the Company on December 17, 1993 in connection with the Company's acquisition on such date of certain vessels from CNN. In addition, CNN agreed to convert $4.75 million principal amount of the Company's 2.5% Convertible Subordinated Notes due January 1, 2004 (the "2.5% Notes") issued to CNN in connection with such acquisition of vessels into 156,650 shares of the Company's common stock in accordance with the terms of the 2.5% Notes. Pursuant to the 1996 CNN Agreement, the Company included in its July 1996 underwritten public offering of common stock 459,948 shares of the Company's common stock owned by CNN on June 6, 1996 and the 156,650 additional shares of the Company's common stock issued to CNN upon the conversion of the 2.5% Notes.

In July 1996, the Company sold 909,235 shares of its common stock at a net price of $41.44 per share in an underwritten public offering (the "1996 Common Stock Offering"). In connection with the offering, several of the Company's stockholders sold 842,355 shares. Net proceeds to the Company of approximately $37.7 million were used to acquire four vessels for $16.4 million and repay $9.6 million in promissory notes pursuant to the 1996 CNN Agreement and pay $0.4 million in offering costs (other than underwriting discounts and commissions). The remainder of the net proceeds from the 1996 Common Stock Offering will be used to acquire two additional vessels for $6.3 million pursuant to the 1996 CNN Agreement and for general corporate purposes.

On June 6, 1996, the Company notified First Trust National Association, trustee of the Company's 6.0% Convertible Subordinated Notes due July 1, 2003 (the "6.0% Notes"), of the Company's election to call the 6.0% Notes for redemption on July 12, 1996. In July 1996, the note holders converted the 6.0% Notes into 2,156,076 shares of the Company's common stock at a ratio of 39.024 shares of common stock per $1,000 principal amount of the 6.0% Notes (representing a conversion price of $25.625 per share).


CAPITAL EXPENDITURES

The Company may make selective acquisitions of marine vessels or fleets of marine vessels and oil spill response equipment and/or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its marine vessels to remain competitive in the marketplace. At August 14, 1996, the Company's commitment to the purchase, construction, and upgrade of marine segment vessels aggregated approximately $86.3 million. Management anticipates that such expenditures would be funded through a combination of cash flow provided by operations, existing cash balances and, potentially, through the issuance of additional shares of common stock or additional indebtedness.

Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The 1996 Annual Meeting of Stockholders of SEACOR Holdings, Inc. ("SEACOR") was held on April 18, 1996 (the "Annual Meeting").

           (b) Messrs. Charles Fabrikant, Granville E. Conway, Robert J. Pierot, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, and Pierre de Demandolx were elected as directors to serve until the 1997 Annual Meeting of Stockholders of SEACOR or until their respective successors are earlier elected and qualified.

           (c) At the Annual Meeting, SEACOR's stockholders ratified the appointment of Arthur Andersen LLP to serve as SEACOR's independent auditors for the fiscal year ending December 31, 1996. SEACOR stockholders also adopted the SEACOR Holdings, Inc. 1996 Share Incentive Plan (the "1996 Plan"). Messrs. Charles Fabrikant, Granville E. Conway, Robert J. Pierot, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, and Pierre de Demandolx were elected with no director receiving less than 6,677,889 votes in favor and no more than 26,300 votes against for any one director. 6,699,289 shares were voted in favor of the appointment of Arthur Andersen LLP, with 2,700 shares voted against such appointment and 2,200 abstentions. 4,429,866 shares were voted in favor of adopting the 1996 Plan, with 1,312,403 shares voted against such adoption and 11,700 abstentions. There were no broker non-votes for any of the directors, Arthur Andersen LLP, or the 1996 Plan.

Item 6.    Exhibits and Reports on Form 8-K

           A.    Exhibits

                 2.1 Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR Enterprises, Inc. and McCall Enterprises, Inc. *

                 2.2 Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR Support Services, Inc. and McCall Support Vessels, Inc. *

                 2.3 Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR N.F., Inc. and N.F. McCall Crews, Inc. *

                 2.4 Exchange Agreement relating to McCall Crewboats, L.L.C., dated as of May 31, 1996, by and among SEACOR Holdings, Inc. and the Persons listed on the signature pages thereto. *

                 2.5 Share Exchange Agreement and Plan of Reorganization relating to Cameron Boat Rentals, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc., and the Persons listed on the signature pages thereto. *

                 2.6 Share Exchange Agreement and Plan of Reorganization relating to Philip A. McCall, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc. and the Persons listed on the signature pages thereto. *

                 2.7 Share Exchange Agreement and Plan of Reorganization relating to Cameron Crews, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc., and the Persons listed on the signature pages thereto. *

                 10.1 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of McCall Enterprises, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

                 10.2 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of McCall Support Vessels, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

                 10.3 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of N.F. McCall Crews, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

                 10.4 Indemnification Agreement, dated as of May 31, 1996, among all of the Members of McCall Crewboats, L.L.C., Norman McCall, as representative of such Members, and SEACOR Holdings, Inc. *

                 10.5 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of Cameron Boat Rentals, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

                 10.6 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of Philip A. McCall, Inc. and SEACOR Holdings, Inc. *

                 10.7 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of Cameron Crews, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

                 10.8 Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings, Inc. and the Persons listed on the signature pages thereto. *

                 10.9 The Master Agreement, dated as of June 6, 1996, by and among Compagnie Nationale de Navigation, SEACOR Holdings, Inc. and SEACOR Worldwide Inc.

                 11.0 Computation of Per Share Earnings for the Three and Six-Months Ended June 30, 1996 and 1995.

                 27       Financial Data Schedule

_________________

* Incorporated herein by reference to the correspondingly numbered exhibit to the Current Report on Form 8-K dated May 31, 1996 and filed with the Securities and Exchange Commission on June 7, 1996.

          B. Reports on Form 8-K

                 1 The Company's Current Report on Form 8-K dated May 31, 1996 reporting on the Acquisition of Assets and Financial Statements and Exhibits relating to the acquisition of McCall Enterprises, Inc. and affiliated companies filed with the Securities and Exchange Commission on June 7, 1996.

                 2 The Company's Current Report on Form 8-K dated June 6, 1996 reporting on Other Events relating to the Company's election to redeem all of its outstanding 6% Convertible Subordinated Notes due July 1, 2003 filed with the Securities and Exchange Commission on June 10, 1996.

                 3. The Company's Current Report on Form 8-K dated May 31, 1996 reporting on Other Events relating to the acquisition of McCall Enterprises, Inc. and affiliated companies and for the purpose of describing the accounting treatment of the transaction and providing supplemental restated financial statements filed with the Securities and Exchange Commission on June 14, 1996.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEACOR HOLDINGS, INC.
                                   (Registrant)

DATE:      AUGUST 14, 1996         By: /s/ Charles Fabrikant
                                      -----------------------------------------
                                      Charles Fabrikant, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATE:      AUGUST 14, 1996         By: /s/ Randall Blank
                                      -----------------------------------------
                                      Randall Blank, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
- ------                      -----------

2.1 Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR Enterprises, Inc. and McCall Enterprises, Inc. *

2.2 Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR Support Services, Inc. and McCall Support Vessels, Inc. *

2.3 Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR N.F., Inc. and N.F. McCall Crews, Inc. *

2.4 Exchange Agreement relating to McCall Crewboats, L.L.C., dated as of May 31, 1996, by and among SEACOR Holdings, Inc. and the Persons listed on the signature pages thereto. *

2.5 Share Exchange Agreement and Plan of Reorganization relating to Cameron Boat Rentals, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc., and the Persons listed on the signature pages thereto. *

2.6      Share Exchange Agreement and Plan of Reorganization relating to Philip
         A. McCall, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc. and the Persons listed on the signature pages thereto. *

2.7 Share Exchange Agreement and Plan of Reorganization relating to Cameron Crews, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc., and the Persons listed on the signature pages thereto. *

10.1 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of McCall Enterprises, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

10.2 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of McCall Support Vessels, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

10.3 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of N.F. McCall Crews, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

10.4 Indemnification Agreement, dated as of May 31, 1996, among all of the Members of McCall Crewboats, L.L.C., Norman McCall, as representative of such Members, and SEACOR Holdings, Inc. *

10.5 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of Cameron Boat Rentals, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

10.6 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of Philip A. McCall, Inc. and SEACOR Holdings, Inc. *

10.7 Indemnification Agreement, dated as of May 31, 1996, among all of the Stockholders of Cameron Crews, Inc., Norman McCall, as representative of such Stockholders, and SEACOR Holdings, Inc. *

10.8 Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings, Inc. and the Persons listed on the signature pages thereto. *

10.9 The Master Agreement, dated as of June 6, 1996, by and among Compagnie Nationale de Navigation, SEACOR Holdings, Inc. and SEACOR Worldwide Inc.

11.0 Computation of Per Share Earnings for the Three and Six-Months Ended June 30, 1996 and 1995.

27       Financial Data Schedule
________________
* Incorporated herein by reference to the correspondingly numbered exhibit to the Current Report on Form 8-K dated May 31, 1996 and filed with the Securities and Exchange Commission on June 7, 1996.