Form 10-Q
period 1996-09-30
SEACOR HOLDINGS INC
filed 1996-11-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission File Number 1-12289

                              SEACOR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                                   ----------
               Delaware                                     13-3542736
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                           11200 Westheimer, Suite 850
                              Houston, Texas 77042
                                 (713) 782-5990
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The total number of shares of Common Stock, par value $.01 per share, outstanding as of November 11, 1996, was 13,100,282, not including 55,768 shares of Common Stock held in the Registrant's treasury. Registrant has no other class of Common Stock outstanding.

                    SEACOR HOLDINGS, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
Part I.     Financial Information

            Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995...................1

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine-Months Ended September 30, 1996 and 1995....2

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine-Months Ended September 30, 1996 and 1995......3

                  Notes to Condensed Consolidated Financial Statements.......4

            Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............9

Part II.    Other Information

            Item 2. Changes in Securities...................................21

            Item 5. Other Information.......................................22

            Item 6. Exhibits and Reports on Form 8-K........................22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                 September 30,                December 31,
                                                                                      1996                        1995
                                                                               --------------------        ------------------
          ASSETS
 Current Assets:
    Cash and temporary cash investments                                         $      28,484               $      28,786
      Marketable securities                                                               307                         623
    Trade and other receivables, net of allowance for
       doubtful accounts of $459 and $380, respectively                                44,479                      32,900
    Affiliate receivables                                                                 304                         872
    Inventories                                                                         1,487                       1,602
    Prepaid expenses and other                                                          2,131                       3,490
                                                                               --------------------        ------------------
          Total current assets                                                         77,192                      68,273
                                                                               --------------------        ------------------

 Investments in, at Equity, and Receivables from 50%
    or Less Owned Companies                                                             7,306                       6,484
                                                                               --------------------        ------------------

 Property and Equipment                                                               374,521                     337,946
    Less--Accumulated depreciation                                                    (92,392)                    (75,038)
                                                                               --------------------        ------------------
          Net property and equipment                                                  282,129                     262,908
                                                                               --------------------        ------------------

 Other Assets                                                                          11,944                      13,218
                                                                               --------------------        ------------------
                                                                                      378,571                     350,883
                                                                               ====================        ==================
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                     276                       2,489
    Accounts payable - trade                                                           12,190                       7,742
    Accounts payable - affiliates                                                       1,983                           -
    Other current liabilities                                                          11,933                       9,519
                                                                               --------------------        ------------------
          Total current liabilities                                                    26,382                      19,750
                                                                               --------------------        ------------------

 Long-Term Debt, Less Debt Discount of $2,188 in 1995                                   7,955                     108,066
 Deferred Income Taxes                                                                 38,071                      36,182
 Deferred Gain and Other Liabilities                                                    1,980                       1,474
 Minority Interest and Indebtedness to Shareholder                                      1,853                       1,947

 Stockholders' Equity:
    Common stock, $.01 par value, 13,155,250 and 9,886,393
       shares issued at September 30, 1996, and
       December 31, 1995, respectively                                                    131                          99
    Additional paid-in capital                                                        223,853                     127,317
    Retained earnings                                                                  80,539                      57,852
    Less 55,768 shares held in treasury at September 30,1996,
       and December 31, 1995, at cost                                                    (576)                       (576)
    Less unamortized restricted stock compensation                                       (747)                       (159)
    Currency translation adjustments                                                     (870)                     (1,069)
                                                                               --------------------        ------------------
          Total stockholders' equity                                                  302,330                     183,464
                                                                               --------------------        ------------------
                                                                                $     378,571               $     350,883
                                                                               ====================        ==================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.


                                          SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                      Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                -------------------------------     -------------------------------
                                                                    1996              1995              1996              1995
                                                                -------------     -------------     -------------     -------------
 Operating Revenue:
    Marine                                                      $    50,307       $    24,368       $   138,043       $    65,957
    Environmental -
     Oil spill response                                               2,628             7,728             8,547             8,367
     Retainer and other services                                      4,610             3,930            13,703             7,721
                                                                -------------     -------------     -------------     -------------
                                                                     57,545            36,026           160,293            82,045
                                                                -------------     -------------     -------------     -------------

 Costs and Expenses:
    Costs of oil spill response                                       2,263             6,956             7,655             7,117
    Operating expenses -
     Marine                                                          27,110            15,818            77,137            42,819
     Environmental                                                    1,747             1,303             4,511             2,874
    Administrative and general                                        5,759             3,592            16,876             8,249
    Depreciation and amortization                                     6,249             4,665            17,791            12,773
                                                                -------------     -------------     -------------     -------------
                                                                     43,128            32,334           123,970            73,832
                                                                -------------     -------------     -------------     -------------
 Operating Income                                                    14,417             3,692            36,323             8,213
                                                                -------------     -------------     -------------     -------------

 Other (Expense) Income:
    Interest on debt                                                   (555)           (1,250)           (4,007)           (4,149)
    Interest income                                                     689               269             1,731             1,788
    Gain (loss) from equipment sales or retirements                     926              (359)            1,448             1,814
    McCall acquisition costs                                            (37)                -              (509)                -
    Other, net                                                         (299)               21                11               248
                                                                -------------     -------------     -------------     -------------
                                                                        724            (1,319)           (1,326)             (299)
                                                                -------------     -------------     -------------     -------------
 Income Before Income Taxes, Minority Interest, Equity in Net
    Earnings of 50% or Less Owned Companies and
    Extraordinary Item                                               15,141             2,373            34,997             7,914
 Income Tax Expense                                                   5,240               863            12,445             2,852
                                                                -------------     -------------     -------------     -------------
 Income Before Minority Interest, Equity in Net Earnings of 50%
    or Less Owned Companies and Extraordinary Item                    9,901             1,510            22,552             5,062
 Minority Interest in Loss of a Subsidiary                               29                81               176               250
 Equity in Net Earnings of 50% or Less Owned Companies                  325               246               766               746
                                                                -------------     -------------     -------------     -------------
 Income Before Extraordinary Item                                    10,255             1,837            23,494             6,058
 Extraordinary Item - Loss on Extinguishment of Debt                    807                 -               807                 -
                                                                -------------     -------------     -------------     -------------
 Net Income                                                     $     9,448       $     1,837       $    22,687       $     6,058
                                                                =============     =============     =============     =============

 Earnings Per Common Share -- Assuming No Dilution:
    Income before Extraordinary Item                            $      0.78       $      0.25       $      2.15       $      0.82
    Extraordinary Item                                                (0.06)                -             (0.07)                -
                                                                -------------     -------------     -------------     -------------
     Net Income                                                 $      0.72       $      0.25       $      2.08       $      0.82
                                                                =============     =============     =============     =============
 Earnings Per Common Share -- Assuming Full Dilution:
    Income before Extraordinary Item                            $      0.77       $      0.24       $      1.93       $      0.80
    Extraordinary Item                                                (0.06)                -             (0.06)                -
                                                                -------------     -------------     -------------     -------------
     Net Income                                                 $      0.71       $      0.24       $      1.87       $      0.80
                                                                =============     =============     =============     =============
 Weighted Average Common Shares:
    Assuming No Dilution                                          13,074,963         7,435,320       10,923,340         7,358,055
    Assuming Full Dilution                                        13,347,014         9,890,728       12,725,616         9,813,463



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.


                                           SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS, UNAUDITED)





                                                                                  Nine Months Ended September 30,
                                                                                    1996                   1995
                                                                              -----------------      ------------------
  Net Cash Provided by Operating Activities                                   $       40,455         $        5,378
                                                                              -----------------      ------------------

  Cash Flows from Investing Activities:
     Purchase of property and equipment                                              (37,382)                (1,767)
     Purchase of marketable securities                                                  (326)                     -
     Proceeds from sale of marketable securities                                         642                      -
     Investments in and advances to 50% or less owned companies                         (293)                  (870)
     Cash acquired in a business combination                                               -                  1,966
     Assets acquired from John E. Graham & Sons                                            -                (72,854)
     Principal payments received under a sale-type lease                                 133                      -
     Principal payments on notes due from 50% or
         less owned companies                                                            747                      -
     Proceeds from sale of equipment                                                   2,318                  4,076
  Other                                                                                  288                      -
                                                                              -----------------      ------------------
         Net cash used in investing activities                                       (33,873)               (69,449)
                                                                              -----------------      ------------------

  Cash Flows from Financing Activities:
     Principal payments on long-term debt                                            (50,733)               (19,052)
     Payment of public offering costs                                                   (448)                     -
     Net proceeds from sale of common stock                                           37,679                      -
     (Payments) proceeds on stockholders' loans                                       (1,596)                   242
     Proceeds from issuance of long-term debt                                          7,711                 74,000
     Proceeds from exercise of stock options                                             489                      -
     Purchase of 6% convertible subordinated notes                                         -                 (1,980)
                                                                              -----------------      ------------------
         Net cash (used) provided in financing activities                             (6,898)                53,210
                                                                              -----------------      ------------------

  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                                                         14                     (2)
                                                                              -----------------      ------------------

  Net Decrease in Cash and Cash Equivalents                                             (302)               (10,863)
  Cash and Cash Equivalents, Beginning of Period                                      28,786                 44,332
                                                                              -----------------      ------------------
  Cash and Cash Equivalents, End of Period                                    $       28,484         $       33,469
                                                                              =================      ==================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and nine-month periods ended September 30, 1996, and the three and nine-month periods ended September 30, 1995, has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

On May 31, 1996, the Company acquired McCall Enterprises, Inc. and affiliated companies pursuant to a series of merger and share exchange agreements. This acquisition has been accounted for as a pooling-of-interests. The financial statements included herein are based upon the assumption that the companies were combined for the nine-months ended September 30, 1996, and the financial statements of the prior year have been restated to give effect to the business combination.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Securities and Exchange Commission on June 14, 1996.

2.    EARNINGS PER SHARE --

Earnings per common share assuming no dilution were computed based on the weighted average number of unrestricted and restricted common shares issued and outstanding during the relevant periods. The additional common stock assumed to be outstanding to reflect the dilutive effect of common stock equivalents was excluded from the computation as insignificant.

Earnings per common share assuming full dilution were computed based on the weighted average number of unrestricted and restricted common shares issued and outstanding, additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method, and the assumption that all convertible subordinated notes were converted to common stock. Net income has been adjusted for interest expense and debt discount amortization (net of income tax) associated with the convertible subordinated notes. During July 1996, all of the Company's then outstanding Convertible Subordinated Notes were converted into shares of the Company's common stock.

3.    LONG-TERM DEBT --

During the nine months ended September 30, 1996, indebtedness of the Company's borrowing subsidiaries to Den norske Bank A/S ("DnB") under the revolving credit facility dated September 15, 1995, as amended, was reduced by $32.3 million, the net result of $40.0 million in repayments offset by $7.7 million in borrowings. The Company has guaranteed the obligations of its borrowing subsidiaries to DnB under such credit facility.

4.    1996 COMMON STOCK OFFERING --

On July 3, 1996, the Company sold in an underwritten public offering 909,235 shares of its common stock at $43.50 per share (the "1996 Common Stock Offering"). In conjunction therewith, 842,355 shares of common stock were sold by certain of the Company's stockholders. The Company received net proceeds of approximately $37.7 million of which $26.0 million was used to purchase four vessels acquired from Compagnie Nationale de Navigation, a French corporation ("CNN"), pursuant to the 1996 CNN Transaction (defined below) and to prepay $9.6 million of indebtedness then owed by the Company to CNN, and the remainder of which has been allocated for general corporate purposes.

5.    1996 CNN TRANSACTION --

On July 3, 1996, pursuant to an agreement entered into by the Company and CNN in June 1996, the Company consummated a transaction providing for the acquisition from CNN of six vessels for $22.65 million in cash. At closing, the Company prepaid $9.6 million aggregate principal amount of the indebtedness outstanding under promissory notes previously issued to CNN by a subsidiary of the Company. In addition, CNN converted $4.75 million principal amount of the Company's then outstanding 2.5% Convertible Subordinated Notes due January 1, 2004 (the "2.5% Notes") into 156,650 shares of the Company's common stock (in accordance with the terms of the 2.5% Notes), and subsequently sold all 616,598 shares of the Company's common stock then owned by it (including the shares of the Company's common stock received by CNN upon such conversion) in the 1996 Common Stock Offering.

The Company's common stock issued upon conversion of the 2.5% Notes has been recorded in stockholders' equity at $3.9 million, the net carrying value of the 2.5% Notes based on the $4.75 million principal amount outstanding on the conversion date and $0.8 million of related debt discount. The difference between the $9.6 million paid to extinguish the promissory notes due to CNN and their $8.4 million net carrying value has been recorded by the Company as an $0.8 million extraordinary loss ($0.06 per primary share), net of a $0.4 million income tax benefit.

6.    6.0% NOTE CONVERSION --

On July 12, 1996, following notice from the Company of the redemption on such date of all $55.25 million principal amount of its then outstanding 6.0% Convertible Subordinated Notes due July 1, 2003, (the "6.0% Notes"), the holders thereof converted all of such 6.0% Notes into an aggregate of 2,156,083 shares of the Company's common stock. The conversion of these shares has been recorded in stockholders' equity at $53.79 million, the net carrying value of the 6.0% Notes based on the $55.25 million outstanding principal amount thereof on the conversion date and $1.46 million related debt issuance costs.

7.    CAPITAL COMMITMENTS --

The Company has committed to build nine vessels over the next two years for an aggregate capital expenditure of approximately $74.25 million and has total commitments for vessel construction and vessel upgrades of $78.8 million. Of these amounts, approximately $8.4 million has been funded to date by the Company. The Company intends to receive approximately $9.4 million from Transportation Maritima Mexicana ("TMM"), pursuant to a Memorandum of Understanding dated September 25, 1996 between TMM and the Company, in exchange for a minority interest in three vessels under construction.

8.    SUBSEQUENT EVENTS --

SMIT TRANSACTION

On October 14, 1996, the Company signed a letter of intent (the "SMIT Letter of Intent") providing for the contemplated acquisition of certain of the offshore vessel assets and joint venture interests owned by SMIT Internationale N.V. and its affiliated companies ("SMIT") for a purchase price of (i) approximately $140.2 million of consideration payable at closing, consisting of $84.0 million in cash, 712,000 shares of the Company's common stock (which, based on the closing sale price of the Company's common stock on the Nasdaq Stock Market's National Market on October 11, 1996, had a value of approximately $35.2 million) and an amount of the Company's convertible subordinated notes (which the Company expects will have payment, conversion and other terms substantially similar to the Notes as defined and described below under the caption "5-3/8% Convertible Subordinated Notes Offering") having a value of $21.0 million at the time of issuance and (ii) up to $50.0 million of additional consideration (payable to SMIT in fiscal 1999 in the form of cash and debt securities of the Company) determined by and conditioned upon the earnings performance of the assets acquired from SMIT exceeding certain threshold amounts (the "SMIT Transaction"). Based on vessel ownership and fleet information received from SMIT, which the Company has not independently verified to date, the Company intends to acquire from SMIT 14 anchor handling vessels and 12 towing supply vessels, and SMIT's joint venture interests in 9 anchor handling vessels, 13 towing supply vessels, and one maintenance vessel.

The SMIT Transaction, which is intended to be consummated on or before December 31, 1996, is subject to the completion of due diligence, the negotiation and execution of definitive transaction documentation, and the receipt of requisite foreign and domestic regulatory approvals (including early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and compliance with certain domestic and foreign regulatory procedures). The terms of the SMIT Transaction are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the SMIT Transaction will be consummated. If the SMIT Transaction is consummated, the Company may use up to $84.0 million of the net proceeds from its recent sale of the Notes to pay the cash consideration in such transaction.

COMMON STOCK LISTING ON NYSE

On October 23, 1996, the Company's common stock commenced trading on the New York Stock Exchange, Inc. under the trading symbol "CKH." From December 1992 until October 23, 1996, the Company's common stock was traded on the Nasdaq Stock Market's National Market under the trading symbol "CKOR."

GALAXIE TRANSACTION

On October 24, 1996, the Company signed a letter of intent (the "Galaxie Letter of Intent") providing for the contemplated acquisition of substantially all the offshore marine assets, including 24 vessels, owned by Galaxie Marine Services, Inc., Moonmaid Marine, Inc., Waveland Marine Services, Inc. and Triangle Marine, Inc. (collectively, "Galaxie"), for approximately $21.0 million, including $18.2 million in cash and 50,000 shares of the Company's common stock (which, based on the closing price of the Company's common stock on the New York Stock Exchange, Inc. on October 28, 1996, had a value of approximately $2.8 million) (the "Galaxie Transaction"). The assets proposed to be acquired include three supply vessels (including one supply vessel under construction), five crew vessels, 17 utility vessels and other related tangible and intangible assets. In addition, the Galaxie Letter of Intent contemplates that the Company will lease from Galaxie, for an initial five-year term following the closing (subject to renewal), Galaxie's waterfront and warehouse facilities in Patterson,

Louisiana. The acquisition, which is intended to be consummated in January 1997, is subject to the completion of due diligence, the negotiation and execution of definitive transaction documentation, and the receipt of requisite regulatory approvals (including early termination or expiration of the applicable waiting period under the HSR Act and approvals from the U.S. Maritime Administration). The terms of the Galaxie Transaction are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the Galaxie Transaction will be consummated. If the Galaxie Transaction is consummated, the Company may use up to $18.2 million of the net proceeds from its recent sale of the Notes to pay the cash consideration in such transaction.

5-3/8% CONVERTIBLE SUBORDINATED NOTES OFFERING

On November 5, 1996, the Company completed the sale of $172.5 million aggregate principal amount of its 5-3/8% Convertible Subordinated Notes due November 15, 2006 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time from and after January 5, 1997 and prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed, into shares of the Company's common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of the Company's common stock per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable at the Company's option at any time from and after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. Moreover, if a "Change-in-Control" (as defined in the Indenture for the Notes) of the Company were to occur, the holder of Notes would be entitled to require the Company to repurchase its Notes, in whole or in part, at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest through the date of repurchase. No sinking fund is provided for the Notes; which are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the Indenture for the Notes) of the Company and effectively subordinated in right of payment to all indebtedness of the Company's subsidiaries.

The Notes were sold by the Company to CS First Boston Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc., as initial purchasers (the "Initial Purchasers"), in an unregistered private placement conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The discount to the Initial Purchasers was 2.25% per $100 principal amount of Notes (or an aggregate of approximately $3.88 million). The Initial Purchasers subsequently resold the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act and to a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act), and outside of the United States in offshore transactions to investors in reliance on Regulation S under the Securities Act. Approximately $146.88 million principal amount of the Notes were resold by the Initial Purchasers to qualified institutional buyers in reliance on Rule 144A, approximately $3.27 million principal amount of the Notes were resold by the Initial Purchasers to institutional accredited investors, and approximately $22.35 million principal amount of the Notes were resold by the Initial Purchasers in offshore transactions to investors in reliance on Regulation S under the Securities Act.

The net proceeds to the Company from the sale of the Notes to the Initial Purchasers was approximately $168.3 million (after the deduction of certain transaction expenses paid by the Company). The Company intends to use such net proceeds to fund its capital expansion program, including the construction of new vessels (described above under the caption "Capital Commitments"), and for general corporate purposes, including acquisitions.

VESSEL ACQUISITION

Subsequent to September 30, 1996, the Company acquired one vessel from CNN for a purchase price of $2.65 million in cash that was provided from the Company's existing cash balances. The vessel was acquired pursuant to the terms of an agreement entered into by the Company and CNN in June 1996, see Note 5.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

Prior to the second quarter of 1995, the Company's consolidated operations consisted exclusively of offshore marine services, whereas its environmental response services were reported as part of equity in net earnings of 50% or less owned companies. As a result of the Company's acquisition of the remaining outstanding common stock of NRC Holdings, Inc. and its subsidiaries that it did not already own through a merger, management adopted a revised segmented reporting format for its offshore marine and environmental services operations to enhance the understanding of the Company's financial condition and results of operations and to describe more fully management's discussion and analysis of these matters.

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

The Company's operating revenue is affected primarily by average rates per day worked and utilization. These performance measures are closely aligned with the offshore oil and gas exploration industry and are a function of demand and availability of marine vessels. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   --------------------  -------------------
                                     1996       1995       1996      1995
                                   ---------  ---------  --------- ---------
Rates per Day Worked ($): (1)
  Supply/Towing Supply..........    4,748      3,217      4,181     3,040
  Anchor Handling Towing Supply.    6,877      5,059      6,182     4,895
  Crew(2).......................    1,722      1,479      1,676     1,488
  Standby Safety (3)............    5,051      4,282      4,758     4,296
  Utility/Line Handling(2)......    1,166      1,132      1,134     1,188
  Project and Geophysical/Freight   4,224      3,962      4,185     4,017
    Overall Fleet...............    2,638      2,465      2,453     2,527

Overall Utilization (%): (1)
  Supply/Towing Supply..........     94.9       79.8       95.4      78.9
  Anchor Handling Towing Supply.     89.8       92.4       92.3      75.1
  Crew(2).......................     96.3       96.4       97.4      96.5
  Standby Safety................     88.9       90.3       86.7      78.5
  Utility/Line Handling (2) (4).     84.4       77.6       79.1      80.6
  Project and Geophysical/Freight    90.0       88.1       92.5      89.9
    Overall Fleet...............     91.1       88.0       89.7      86.5

(1)Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, pooled and joint venture vessels and include vessels bareboat and time chartered-in by the Company. Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked.
(2)Fleet statistics have been restated to give effect to the McCall Acquisition in May 1996 that was accounted for as a pooling-of-interests.
(3)Revenue for standby safety vessels is earned in pounds sterling and has been converted to U.S. dollars at the weighted average exchange rate for the periods indicated. Currency exchange rates have not varied materially between periods being compared in this table.
(4)At various times during the first nine months of 1996, there were up to 13 of the Company's utility vessels in the U.S. Gulf of Mexico held for sale that did not operate.

A significant factor affecting operating revenues, other than average rates per day worked and utilization, is the number of vessels owned and bareboat chartered-in by the Company. Operating revenues and associated expenses for vessels bareboat chartered-in and for owned vessels are incurred at similar rates. However, operating expenses associated with vessels bareboat chartered-in include bareboat charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the responsibility of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. During the first nine months of 1995, the Company bareboat chartered-out 10 owned vessels. Nine of the charters were terminated effective October 1, 1995. At September 30, 1996, there were five vessels operating under bareboat charter-out arrangements.

The table below sets forth the Company's marine fleet structure at the dates indicated:
                                                At September 30,
                                               -----------------
                                                 1996     1995
                                               -----------------
          Owned..............................     225     245(1)
          Bareboat and Time Chartered-In (2).       3       1
          Joint Ventured (3).................      10       9
          Pooled (4).........................       5      16
                                               -----------------
               Overall Fleet.................     243     271
                                               =================
_____________
(1)Fleet statistics have been restated to give effect to the McCall Acquisition in May 1996 that was accounted for as a pooling-of-interests.
(2)A bareboat charter is a lease under which the entity chartering-in a vessel is responsible for all crewing, insurance and operating expenses, as well as the payment of bareboat charter hire to the vessel owner. A time charter is a lease of a vessel under which the entity providing the vessel is responsible for all crewing, insurance and operating expenses. Except for two vessels time chartered-in at September 30, 1996, all other vessels are bareboat chartered.
(3)In 1996 and 1995, nine vessels were owned by the Company's joint venture in Mexico. In 1996, the Company's joint venture in Mexico also operated a vessel under a long term lease with the Company.
(4)In 1996 and 1995, five vessels owned by Toisa Ltd. participated in a pool of North Sea standby safety vessels with the Company. In 1995, 11 additional vessels owned by CNN participated in another pool with the Company. The pool with CNN was terminated effective October 1, 1995.

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

Although substantially all of the Company's revenues and expenses are in U.S. dollars, some of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and to a lesser extent its West African and Mexican offshore marine operations. Overall, the percentage of the Company's offshore marine revenues derived from foreign operations whether in U.S. dollars or foreign currencies was approximately 30% and 32% in the nine months ended September 30, 1996 and 1995, respectively.

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. In the nine months ended September 30, 1996, the Company completed the drydocking of 86 vessels at an aggregate cost of $6.0 million versus 32 vessels drydocked at an aggregate cost of $2.3 million in the comparable period of 1995. Drydock activity in 1995 reflects a low number of vessels repaired in direct response to weak market conditions and low day rates in the U.S. Gulf of Mexico. The Company's results in 1996 reflect (i) the growth of the fleet, particularly in crew and utility vessels which have lower drydocking costs than larger vessels,
(ii) the return to a normalized drydocking schedule, and (iii) the effect of repairing older vessels.

Operating results are also affected by the Company's participation in the following ventures: (i) the SEAFISH Pool, terminated effective October 1, 1995, whereby operating revenues and expenses for certain vessels were pooled and the net pool results were shared equally by the

Company and CNN after certain preference payments and (ii) a pooling agreement with Toisa Ltd. to coordinate the marketing of both companies' vessels in the North Sea standby safety market. Additionally, the Company has an equity interest in the results of a joint venture in Mexico which operated ten vessels at September 30, 1996. On September 15, 1995, the Company completed the acquisition of assets from John E. Graham & Sons and certain of its affiliated companies ("Graham") which included 127 vessels used to support the offshore oil and gas exploration and production industry in the U.S. Gulf of Mexico and certain real estate, capital equipment and inventory associated with the operation of these vessels. The acquisition was financed with $74.0 million of borrowings under a revolving credit loan facility with Den norske Bank A/S (the "DnB Facility"). Of the $74.0 million borrowed, $72.9 million was paid to Graham to acquire the purchased assets, and the balance was used to defray $1.2 million in debt issue and acquisition costs. Acquisition costs have been allocated to vessels acquired and accordingly reported in Property and Equipment. Debt issue costs have been included in Other Assets in the consolidated balance sheet of the Company and will be amortized to interest expense over the life of the related borrowings.

In 1995, the Company acquired three towing supply vessels two anchor handling vessels and certain other assets for an aggregate consideration of $21.55 million ($11.3 million of which was paid by issuing 459,948 shares of the Company's common stock to CNN and $10.25 million of which was paid in cash). The parties also terminated their existing pooling arrangement and agreed to manage the formerly pooled vessels through Feronia International Shipping S.A., a French corporation ("FISH"), in which the Company and CNN each own a 50% interest.

On May 31, 1996, the Company acquired McCall Enterprises, Inc. and its affiliated companies (collectively, the "McCall Companies") which, at the date of acquisition operated 36 crew boats and five utility boats dedicated to serving the oil and gas industry primarily in the U.S. Gulf of Mexico. Such acquisition (the "McCall Acquisition"), was accomplished pursuant to a series of merger and share exchange agreements involving the Company and certain of its subsidiaries, the McCall Companies and the former stockholders of the McCall Companies. In consideration for the McCall Acquisition, on August 9, 1996, the Company issued an aggregate of 1,306,550 shares of its common stock to the former stockholders of the McCall Companies. The McCall Acquisition has been accounted for as a pooling-of-interests. The financial statements included herein are based upon the assumption that the companies were combined for the nine-months ended September 30, 1996, and the financial statements and operating statistics of the prior year have been restated to give effect to the business combination.

On July 3, 1996, pursuant to an agreement entered into by the Company and CNN in June 1996 (the "1996 CNN Agreement"), the Company consummated a transaction providing for the acquisition from CNN of six vessels for $22.65 million in cash (the "1996 CNN Transaction"). In addition, pursuant to the 1996 CNN Agreement, CNN converted $4.75 million principal amount of the then outstanding 2.5% Convertible Subordinated Notes due January 1, 2004 (the "2.5% Notes") owned by it into 156,650 shares of the Company's common stock pursuant to the terms of such notes. The Company has also prepaid certain promissory notes owed CNN at face value of $9.6 million and included in its July 1996 underwritten public offering shares of the Company's common stock previously owned by CNN. See "Liquidity and Capital Resources."

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

The principal components of NRC's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

On March 14, 1995, the Company acquired the remaining 57.1% of the outstanding common stock of NRC Holdings, Inc. that it did not already own through a merger of NRC Holdings, Inc. into CRN Holdings, Inc. ("CRN"), a wholly owned subsidiary of the Company (the "NRC Merger"). From March 14, 1995, the financial condition, results of operations and cash flows of CRN are reflected in the Company's consolidated financial statements. Prior to March 14, 1995, the Company reported its 42.9% equity interest in NRC Holdings, Inc. as an investment in a 50% or less owned company that was accounted for by the equity method. Each share of common stock of NRC Holdings, Inc. (other than treasury shares and shares held by CRN) outstanding immediately prior to the effective time of the NRC Merger was converted into 2,203.7474 shares of the Company's common stock. Accordingly, an aggregate of 292,965 shares of the Company's common stock (having a value of approximately $5.7 million at the time of issuance) were issued to the former stockholders of NRC Holdings, Inc.

On October 27, 1995, the Company and the National Response Corporation ("NRC"), a wholly owned subsidiary of CRN, amended certain existing agreements with Coastal Refining &

Marketing, Inc. ("Coastal") and Phibro Energy USA, Inc. ("Phibro"). Those amendments reduced Coastal's and Phibro's participation interest in certain operating results of NRC, reduced their retainer fees payable to NRC and eliminated certain options held by each of them to purchase up to 20% of the fully diluted common stock of NRC. In addition, the agreements with Coastal were modified to (i) extend Coastal's service agreement with NRC for an additional three years, (ii) provide for the issuance to Coastal of 311,357 shares of the Company's common stock (having a value of $7.5 million at time of issuance) and,
(iii) obtain Coastal's agreement not to acquire more than 5.0% of the outstanding common stock of the Company.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by business segment for the periods indicated, in thousands. The offshore marine business segment's data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States.

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                          ------------------------------ -----------------------------
                                                              1996            1995           1996           1995
                                                          --------------  -------------- -------------- --------------
Operating Revenue --
  Marine:
    United States                                         $    34,553     $    16,524    $    96,299    $    44,735
    North Sea                                                   3,807           3,622         10,643          9,928
    West Africa                                                 9,888           3,089         26,759          8,155
    Other Foreign (1)                                           2,059           1,133          4,342          3,139
                                                          --------------  -------------- -------------- --------------
                                                               50,307          24,368        138,043         65,957
  Environmental                                                 7,238          11,658         22,250         16,088
                                                          --------------  -------------- -------------- --------------
                                                               57,545          36,026        160,293         82,045
                                                          ==============  ============== ============== ==============
Operating Profit --
  Marine:
    United States                                              11,844           2,527         30,437          8,675
    North Sea                                                     (67)           (704)        (1,745)        (2,431)
    West Africa                                                 2,145             752          6,083          2,560
    Other Foreign(1)                                            1,160             503          2,085          1,332
                                                          --------------  -------------- -------------- --------------
                                                               15,082           3,078         36,860         10,136
  Environmental                                                   835             853          3,183          1,407
                                                          --------------  -------------- -------------- --------------
                                                               15,917           3,931         40,043         11,543
Other income (expense)(2)                                         (36)             10           (515)           248
General corporate administration                                 (874)           (587)        (2,255)        (1,516)
Net interest (expense) income                                     134            (981)        (2,276)        (2,361)
Minority interest in loss of a subsidiary                          29              81            176            250
Equity in net earnings of 50% or less owned companies             325             246            766            746
Income tax expense                                             (5,240)           (863)       (12,445)        (2,852)
                                                          --------------  -------------- -------------- --------------
Income before extraordinary item                          $    10,255     $     1,837    $    23,494    $     6,058
                                                          ==============  ============== ============== ==============

(1) Other foreign locations where the Company conducts business are Mexico, the Arabian Gulf and Australia.
(2) Excludes gain/(loss) from equipment sales and retirements and certain other expenses that were reclassified to operating profit of the applicable geographical area of operation.

COMPARISON OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 TO THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995

The marine business segment's operating revenue increased $25.9 million and $72.1 million in the three and nine-month periods ended September 30, 1996, respectively, compared to the three and nine-month periods ended September 30, 1995 due primarily to an increase in the number of owned vessels, higher rates per day worked and utilization, and the termination of bareboat charter-out arrangements for nine Company owned vessels. During the third and fourth quarters of 1995 and the third quarter of 1996, the Company acquired 137 offshore vessels that substantially increased its fleet size, primarily in the U.S. Gulf of Mexico and West Africa. These acquired vessels (including 83 utility, 37 crew, seven supply, five anchor handling towing supply, four towing supply, and one standby safety) and three additional chartered-in vessels accounted for approximately $17.3 million or 67% and $48.4 million or 67% of the increase in operating revenue between comparable three and nine-month periods, respectively. The increase in the Company's rates per day worked and vessel utilization accounted for an additional $5.1 million or 20% and $15.1 million or 21% of the increase in operating revenue between comparable three and nine-month periods, respectively, due primarily to improved market conditions in the U.S. Gulf of Mexico and North Sea. The remaining increase in revenue between comparable three and nine-month periods was due primarily to the Company's termination of bareboat charter-out arrangements in the fourth quarter of 1995 for nine Company owned vessels operating in West Africa.

The environmental business segment's operating revenue decreased $4.4 million in the three-month period ended September 30, 1996 compared to the three-month period ended September 30, 1995 due primarily to a decline in oil spill response revenue. Operating revenue increased $6.2 million between comparable nine-month periods due primarily to the consolidation of the financial results of the environmental subsidiaries and higher oil spill response, retainer, and voyage revenue. The Company's environmental subsidiaries became wholly owned on March 14, 1995; whereas, prior to that date, they were reported in the financial statements under the equity method of accounting.

The marine business segment's operating profit increased $12.0 million and $26.7 million in the three and nine-month periods ended September 30, 1996, respectively, compared to the three and nine-month periods ended September 30, 1995. The increases were due primarily to the factors affecting operating revenue as outlined above; however, operating and administrative expenses also increased. Operating expenses increased primarily due to an increase in (i) the number of vessels drydocked and repaired in the U.S. and foreign regions, particularly the North Sea, (ii) crew wage and related benefit costs in the U.S., and (iii) engine repairs aboard vessels operating in the North Sea and offshore West Africa. Administrative expenses increased primarily due to an increase in (i) wage and related benefit costs, (ii) bad debt provisions for trade accounts receivable, (iii) cost resulting from the consolidation of certain U.S. operations, and (iv) commitment fees paid a bank under a revolving credit loan facility established in late 1995. Gains from the sale of vessels declined as the Company sold less valuable equipment in the current year. In the U.S. during 1995, three supply vessels were sold; whereas, during 1996, eleven utility vessels were sold.

The environmental business segment's operating profit increased $1.8 million in the nine-month period ended September 30, 1996 compared to the nine-month period ended September 30, 1995 due primarily to the consolidation of the financial results of the environmental subsidiaries and an increase in retainer and voyage revenue.

In the nine-month period ended September 30, 1996, other expense included $0.5 million of costs to complete the McCall Acquisition. In the nine-month period ended September 30, 1995, other income related primarily to a $0.2 million gain recognized in conjunction with the purchase of $2.3 million principal amount of the Company's then outstanding 6% Convertible Subordinated Notes due 2003 ("6% Notes"). The gain represented the difference between the amount paid to acquire the 6% Notes and their carrying amount, after giving effect to a write-off of certain unamortized deferred financing costs associated with the original sale of such securities.

Overall administrative and general expenses, relating primarily to operating activities but including corporate expenses, increased $2.2 million and $8.6 million in the three and nine-month periods ended September 30, 1996, respectively, compared to the three and nine-month periods ended September 30, 1995. The marine business segment increased $2.3 million and $7.2 million between comparable three and nine-month periods, respectively, and related primarily to an increase in managerial staff and other administrative costs necessary to support fleet growth and other factors as mentioned in the discussion above of the marine business segment's operating profit. Corporate administrative and general expenses increased $0.3 million and $0.7 million between comparable three and nine-month periods, respectively, due primarily to greater salary expense. The environmental business segment's administrative costs increased between comparable nine-month periods due primarily to the consolidation of the financial results of the environmental subsidiaries. The Company's administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

Overall depreciation and amortization expense, which related primarily to operating activities, increased $1.6 million and $5.0 million in the three and nine-month periods ended September 30, 1996, respectively, compared to the three and nine-month periods ended September 30, 1995. The marine business segment accounted for $1.6 million and $4.2 million of the increase between comparable three and nine-month periods, respectively, and related primarily to fleet growth. The remainder of the increase between comparable nine-month periods was due primarily to the consolidation of the financial results of the environmental subsidiaries.

Net interest expense decreased $1.1 million and $0.1 million in the three and nine-month periods ended September 30, 1996, respectively, compared to the three and nine-month periods ended September 30, 1995. Interest expense decreased due primarily to a decrease in outstanding indebtedness that was caused primarily by the conversion in July 1996 of the Company's then outstanding 2.5% Notes and 6% Notes into shares of the Company's common stock. This decrease was partially offset by additional interest expense on borrowings under the DnB Facility. Interest income increased between comparable quarters due primarily to increased invested cash balances resulting from improved operating results.

In the three and nine-month periods ended September 30, 1996, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in a Mexican joint venture and a recently organized joint venture which provides environmental services on the West Coast of the United States. In the comparable periods of 1995, equity earnings were realized exclusively from the Company's participation in the Mexican joint venture. Operations in Mexico have declined between comparable periods due to weaker market conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's on-going liquidity requirements arise primarily from its need to service debt, fund working capital requirements, acquire or improve equipment, and make other investments. Management believes that cash flow from operations, together with net proceeds from the recent sale of its 5-3/8% Convertible Subordinated Notes due November 15, 2006 (the "Notes"), will provide sufficient funds to satisfy the Company's working capital requirements. In addition, the Company may, from time to time, issue shares of common stock, debt, or a combination thereof to finance the acquisition of equipment and businesses or improvements to existing equipment.

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

Certain of the Company's subsidiaries, Arthur Levy Enterprises, Inc., Graham Offshore Inc. and SEACOR Offshore Inc. are parties (the "Borrowing Subsidiaries") to the DnB Facility dated September 15, 1996, as amended. The Company has guaranteed the obligations of the Borrowing Subsidiaries to DnB under the DnB Facility. At September 30, 1996, $7.8 million principal amount of borrowings was outstanding under the DnB Facility and $77.2 million was available for future borrowing. Such borrowings were used to finance the acquisition of certain offshore marine service vessels and other related assets, to pay certain transaction financing and acquisition costs and to fund working capital requirements in respect of such acquired vessels, all in connection with the Graham acquisition.

Pursuant to the DnB Facility, the Borrowing Subsidiaries may borrow up to $85.0 million aggregate principal amount (the "Maximum Committed Amount") of senior secured revolving bridge loans any time prior to January 31, 1997 (the "Initial Term"). At the Company's election, such loans, on or prior to January 31, 1997, may be converted into senior secured reducing revolving credit loans maturing on January 31, 2004.

During the Initial Term, outstanding borrowings bear interest at an annual rate equal to 125 basis points above LIBOR (i.e., approximately 7.4% per annum at November 11, 1996). If the Borrowing Subsidiaries elect to convert the senior secured bridge loans to senior secured reducing revolving credit loans (the "Term Loans"), the Maximum Committed Amount automatically will decrease semiannually by certain percentages described in the DnB Facility. The DnB Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level and a specified debt service coverage ratio. Furthermore, the Company is prohibited through January 31, 1997 from paying cash dividends in respect of its common stock, without the prior written consent of DnB. The Company also is prohibited from incurring additional indebtedness above a certain level without DnB's consent. Pursuant to the DnB Facility, the Term Loans would bear interest at an annual rate equal to a maximum of 150 basis points above LIBOR.

Borrowings outstanding pursuant to the DnB Facility are secured by first preferred mortgages on vessels owned by the Borrowing Subsidiaries, a negative pledge relating to certain vessels and an assignment of earnings and certain contract rights with respect to vessels owned and operated by the Borrowing Subsidiaries. If the Borrowing Subsidiaries exercise the aforementioned conversion election, certain additional subsidiaries of the Company will be required to guaranty the obligations of the Borrowing Subsidiaries under the DnB Facility and provide mortgages on additional vessels to secure such guaranty.

On July 3, 1996, the Company sold in an underwritten public offering 909,235 shares of its common stock at $43.50 per share (the "1996 Common Stock Offering"). In conjunction therewith, 842,355 shares of common stock were sold by certain of the Company's stockholders. The Company received net proceeds of approximately $37.7 million of which $26.0 million was used to purchase four vessels acquired CNN, pursuant to the 1996 CNN Transaction and to prepay $9.6 million of indebtedness then owed by the Company to CNN, and the remainder of which has been allocated for general corporate purposes.

On July 3, 1996, the Company consummated the 1996 CNN Transaction providing for the acquisition from CNN of six vessels for $22.65 million in cash. At closing, the Company prepaid $9.6 million aggregate principal amount of the indebtedness outstanding under promissory notes previously issued to CNN by a subsidiary of the Company. In addition, CNN converted $4.75 million principal amount of the Company's then outstanding 2.5% Notes into 156,650 shares of the Company's common stock (in accordance with the terms of the 2.5% Notes), and subsequently sold all 616,598 shares of the Company's common stock then owned by it (including the shares of the Company's common stock received by CNN upon such conversion) in the 1996 Common Stock Offering.

On July 12, 1996, following notice from the Company of the redemption on such date of all $55.25 million principal amount of its then outstanding 6.0% Notes, the holders thereof converted all of such 6.0% Notes into an aggregate of 2,156,083 shares of the Company's common stock (the "6.0% Note Conversion").

Net cash provided by operating activities increased $35.1 million in the nine-month period ended September 30, 1996, compared to the nine-month period ended September 30, 1995. The increase was due primarily to an increase in the marine business segment's direct vessel contribution (defined as operating revenues net of direct vessel operating expenses) and the consolidation of the financial results of the environmental subsidiaries. Direct vessel contribution rose due primarily to a net increase in the number of owned or chartered-in vessels, improved rates per day worked and utilization, and the termination of bareboat charters for owned vessels.

Net cash used in investing activities decreased $35.6 million in the nine-month period ended September 30, 1996, compared to the nine-month period ended September 30, 1995. Capital expenditures for property and equipment declined between comparable periods. In 1995, the Company acquired substantially all the assets of Graham which included 127 marine vessels. In 1996, capital expenditures related primarily to the (i) the new construction of two crew and three anchor handling towing supply vessels, (ii) the acquisition of five vessels from CNN, (iii) improvements made to certain project, supply, utility, and anchor handling towing supply vessels, and (iv) the purchase of oil spill response equipment. Proceeds from the sale of vessels declined between comparable periods as vessels with lower market values were sold in 1996 compared to 1995. Further, cash acquired in a business combination did not recur between comparable periods.

In 1995, net cash provided by financing activities totaled $53.2 million. Proceeds received from the issuance of long-term debt in connection with the Graham acquisition were offset by the Company's repayment of principal balances due CIBC Inc. by an environmental subsidiary. In 1996, net cash of $6.9 million was used in financing activities. Pursuant to the 1996 Common Stock Offering, the Company received net proceeds of $37.7 million of which $26.0 million was used to acquire vessels from and repay indebtedness to CNN. Indebtedness under the DnB Facility was reduced by $32.3 million, the net results of $40 million in repayments offset by $7.7 million in borrowings, and other notes were repaid as scheduled.

On October 14, 1996, the Company signed a letter of intent (the "SMIT Letter of Intent") providing for the contemplated acquisition of certain of the offshore vessel assets and joint venture interests owned by SMIT Internationale N.V. and its affiliated companies ("SMIT") for a purchase price of (i) approximately $140.2 million of consideration payable at closing, consisting of $84.0 million in cash, 712,000 shares of the Company's common stock (which, based on the closing sale price of the Company's common stock on the Nasdaq Stock Market's National

Market on October 11, 1996, had a value of approximately $35.2 million) and an amount of the Company's convertible subordinated notes (which the Company expects will have payment, conversion and other terms substantially similar to the Notes) having a value of $21.0 million at the time of issuance and (ii) up to $50.0 million of additional consideration (payable to SMIT in fiscal 1999 in the form of cash and debt securities of the Company) determined by and conditioned upon the earnings performance of the assets acquired from SMIT exceeding certain threshold amounts (the "SMIT Transaction").

The SMIT Transaction, which is intended to be consummated on or before December 31, 1996, is subject to the completion of due diligence, the negotiation and execution of definitive transaction documentation, and the receipt of requisite foreign and domestic regulatory approvals (including early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and compliance with certain domestic and foreign regulatory procedures). The terms of the SMIT Transaction are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the SMIT Transaction will be consummated. If the SMIT Transaction is consummated, the Company may use up to $84.0 million of the net proceeds from its recent sale of the Notes to pay the cash consideration in such transaction.

On October 24, 1996, the Company signed a letter of intent (the "Galaxie Letter of Intent") providing for the contemplated acquisition of substantially all the offshore marine assets, including 24 vessels, owned by Galaxie Marine Services, Inc., Moonmaid Marine, Inc., Waveland Marine Services, Inc. and Triangle Marine, Inc. (collectively, "Galaxie"), for approximately $21.0 million, including $18.2 million in cash and 50,000 shares of the Company's common stock (which, based on the closing price of the Company's common stock on the New York Stock Exchange, Inc. on October 28, 1996, had a value of approximately $2.8 million) (the "Galaxie Transaction"). The assets proposed to be acquired include three supply vessels (including one supply vessel under construction), five crew vessels, 17 utility vessels and other related tangible and intangible assets. In addition, the Galaxie Letter of Intent contemplates that the Company will lease from Galaxie, for an initial five-year term following the closing (subject to renewal), Galaxie's waterfront and warehouse facilities in Patterson, Louisiana. The acquisition, which is intended to be consummated in January 1997, is subject to the completion of due diligence, the negotiation and execution of definitive transaction documentation, and the receipt of requisite regulatory approvals (including early termination or expiration of the applicable waiting period under the HSR Act and approvals from the U.S. Maritime Administration). The terms of the Galaxie Transaction are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the Galaxie Transaction will be consummated. If the Galaxie Transaction is consummated, the Company may use up to $18.2 million of the net proceeds from its recent sale of the Notes to pay the cash consideration in such transaction.

On November 5, 1996, the Company completed the sale of $172.5 million aggregate principal amount of the Notes. The net proceeds to the Company from the sale of the Notes to the Initial Purchasers was approximately $168.3 million (after the deduction of certain transaction expenses paid by the Company). The Company intends to use such net proceeds to fund its capital expansion program, including the construction of new vessels, and for general corporate purposes, including acquisitions.

CAPITAL EXPENDITURES

The Company may make selective acquisitions of marine vessels or fleets of marine vessels and oil spill response equipment and/or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its marine vessels to remain competitive in the marketplace. The Company has committed to build nine vessels over the next two years for an aggregate capital expenditure of approximately $74.25 million and has total commitments for vessel construction and vessel upgrades of $78.8 million. Of these amounts, approximately $8.4 million has been funded to date by the Company. The Company intends to receive approximately $9.4 million from Transportation Maritima Mexicana ("TMM"), pursuant to a Memorandum of Understanding dated September 25, 1996 between TMM and the Company, in exchange for a minority interest in three vessels under construction. Management anticipates that capital expenditures would be funded through a combination of cash flow provided by operations, existing cash balances, and potentially through the issuance of additional shares of common stock or additional indebtedness.

Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

NEW ACCOUNTING STANDARD

In January 1996, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which has not had a material effect on the Company's financial statements taken as a whole.

Also in 1995, Statement of Financial Accounting Standard No. 123 - "Accounting for Stock- Based Compensation" (the "Statement") was issued which established, among other things, financial accounting and reporting standards for stock-based employee compensation plans. Entities may either adopt a "fair value based method" of accounting for an employee stock option as defined by the Statement or may continue to use accounting methods as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to comply with the guidelines prescribed by APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the Statement had been applied. The accounting requirements of the Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has continued to follow APB Opinion No. 25 and expects to make appropriate disclosures in accordance with Statement No. 123.

                             PART II - OTHER INFORMATION

Item 2.  Changes in Securities


         (c) On November 5, 1996, the Company completed the sale of $172.5 million aggregate principal amount of the Notes. The Notes are convertible, in whole or in part, at the option of the holder at any time from and after January 5, 1997 and prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed, into shares of the Company's common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of Company's common stock per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable at the Company's option at any time from and after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. Moreover, if a "Change-in-Control" (as defined in the Indenture for the Notes) of the Company were to occur, the holder of Notes would be entitled to require the Company to repurchase its Notes, in whole or in part, at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest through the date of repurchase. No sinking fund is provided for the Notes; which are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the Indenture for the Notes) of the Company and effectively subordinated in right of payment to all indebtedness of the Company's subsidiaries.

               The Notes were sold by the Company to CS First Boston Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc., as initial purchasers (the "Initial Purchasers"), in an unregistered private placement conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The discount to the Initial Purchasers was 2.25% per $100 principal amount of Notes (or an aggregate of $3.88 million). The Initial Purchasers subsequently resold the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act and to a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities
               Act), and outside of the United States in offshore transactions to investors in reliance on Regulation S under the Securities Act. Approximately $146.88 million principal amount of the Notes were resold by the Initial Purchasers to qualified institutional buyers in reliance on Rule 144A, approximately $3.27 million principal amount of the Notes were resold by the Initial Purchasers to institutional accredited investors, and approximately $22.35 million principal amount of the Notes were resold by the Initial Purchasers in offshore transactions to investors in reliance on Regulation S under the Securities Act.

               The net proceeds to the Company from the sale of the Notes to the Initial Purchasers was approximately $168.3 million (after the deduction of certain transaction expenses paid by the Company). The Company intends to use such net proceeds to fund its capital expansion program, including the construction of new vessels (see, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital Expenditures" in Item 2 Part I of this Report on Form 10-Q), and for the general corporate purposes, including acquisitions.


Item 5.     Other Information

               Information about the Company that would otherwise be required to be disclosed in a Current Report on Form 8-K pursuant to Item 9. "Sales of Equity Securities Pursuant to Regulation S" is made in
               Item 2(c). "Changes in Securities" of Part II of this Report on Form 10-Q.


Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.0 Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to SEACOR Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

          3.1 Amended and Restated By-Laws of SEACOR Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the SEACOR Holdings, Inc. Registration Statement on Form S-8 filed on September 25,
               1996).

          4.0 Indenture dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings, Inc. (including therein forms of 5-3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings, Inc.)

          4.1 Registration Rights Agreement dated November 5, 1996, between SEACOR Holdings, Inc. and CS First Boston Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc.

          11.0 Computation of Per Share Earnings for the Three and Nine-Months Ended September 30,1996 and 1995.

          27.0 Financial Data Schedule.

     (b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEACOR HOLDINGS, INC.
                                      (Registrant)

DATE: NOVEMBER 14, 1996               By: /s/ Charles Fabrikant
                                         ----------------------
                                      Charles Fabrikant, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATE: NOVEMBER 14, 1996               By: /s/ Randall Blank
                                         ------------------
                                      Randall Blank, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

                                    EXHIBIT INDEX

        EXHIBIT
        NUMBER                        DESCRIPTION
        ------                        -----------

          3.0 Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to SEACOR Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

          3.1 Amended and Restated By-Laws of SEACOR Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the SEACOR Holdings, Inc. Registration Statement on Form S-8 filed on September 25,
               1996).

          4.0 Indenture dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings, Inc. (including therein forms of 5-3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings, Inc.)

          4.1 Registration Rights Agreement dated November 5, 1996, between SEACOR Holdings, Inc. and CS First Boston Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc.

          11.0 Computation of Per Share Earnings for the Three and Nine-Months Ended September 30,1996 and 1995.

          27.0 Financial Data Schedule.