Form 10-K405
period 1996-12-31
SEACOR HOLDINGS INC
filed 1997-03-13
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   ----------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-12289

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


                           11200 Westheimer, Suite 850
                              Houston, Texas 77042
                                 (713) 782-5990
        (Address, including zip code and telephone number, including area code, of registrant's principal executive office)

          Securities registered pursuant to Section 12(b) of the Act:


         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
 Common Stock, par value $.01 per share             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to his Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 10, 1997, was approximately $634,205,843. The total number of shares of Common Stock issued and outstanding as of March 10, 1997, was 13,929,842.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this Annual Report on Form 10-K.

                              SEACOR HOLDINGS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                                                   Page
Item 1.  Business................................................................................    1
         Offshore Marine Services................................................................    2
         Environmental Services..................................................................    9
         Employees...............................................................................   12
         Glossary of Selected Industry Terms.....................................................   13

Item 2.  Properties..............................................................................   15

Item 3.  Legal Proceedings.......................................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   15

Item 4A. Executive Officers of the Registrant....................................................   15


                                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................   17

Item 6.  Selected Financial Data.................................................................   19


Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
         Offshore Marine Services................................................................   20
         Environmental Services..................................................................   24
         Results of Operations...................................................................   26
         Liquidity and Capital Resources.........................................................   30

Item 8.  Financial Statements and Supplementary Data.............................................   34


Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure................................................................   34


                                          PART III


Item 10. Directors and Executive Officers of the Registrant......................................   35

Item 11. Executive Compensation..................................................................   35

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................   35

Item 13. Certain Relationships and Related Transactions..........................................   35

                                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   36


       When included in this Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates'" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include, among others, general economic and business conditions, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company' control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

       ITEM 1.    BUSINESS

       GENERAL

       The Company is a major provider of offshore marine services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company operates a diversified fleet of 327 vessels primarily dedicated to servicing offshore oil and gas exploration and production facilities primarily, in the U.S. Gulf of Mexico, offshore West Africa, the North Sea, the Far East and Latin America. The Company's offshore service vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support. The Company also furnishes vessels for special projects such as well stimulation, seismic data gathering, freight hauling and line handling. In connection with its offshore marine services, the Company through certain joint ventures also offers logistics services for the offshore industry.

       The Company's environmental services business principally provides contractual oil spill response services to those who store, transport, produce or handle petroleum and certain other non-petroleum oils as required by the Oil Pollution Act of 1990, as amended ("OPA 90"), and various state regulations. The Company's services, provided primarily through its wholly owned subsidiary, National Response Corporation ("NRC"), include training for and supervision of activities in response to oil spill emergencies and the maintenance of specialized equipment for immediate deployment and spill response. NRC has acted as the principal oil spill response contractor on several of the largest oil spills that have occurred in the United States since the enactment of OPA 90.

       SEACOR was incorporated in Delaware in December 1989 and conducts its business principally through wholly owned subsidiaries, many of which have been organized to facilitate vessel acquisitions and various financing transactions in connection therewith and to satisfy foreign and domestic vessel certification requirements.

       Unless the context indicates otherwise, any reference in this Annual Report on Form 10-K, to the "Company" refers to SEACOR Holdings, Inc. and its consolidated subsidiaries and "SEACOR" refers to SEACOR Holdings, Inc. Certain industry terms used in the description of the Company's business are defined or described under "Glossary of Selected Industry Terms" appearing at the end of this Item 1.

       OFFSHORE MARINE SERVICES

       GEOGRAPHIC MARKETS SERVED

       The operations of the Company's offshore marine services business are concentrated in five geographic markets: the United States (principally, the U.S. Gulf of Mexico), offshore West Africa, the North Sea, the Far East and Latin America. The table below sets forth, at the dates indicated, the number of vessels operated directly by the Company or through its joint ventures and pooling arrangements in each geographic market. Prior to 1996, the information contained in the table has been restated to include vessels purchased in the McCall Transaction (described below under "Recent Acquisitions").


                                                               At December 31,                     At March 1,
                                              -------------------------------------------------- ----------------
             Geographic Market                     1994             1995           1996 (1)         1997 (2)
--------------------------------------------- ---------------- ---------------- ---------------- ----------------
Domestic...................................            79              194              175 (3)           198 (3)
                                              ---------------- ---------------- ---------------- ----------------
Foreign:
    Offshore West Africa...................            20               27               34                34
    North Sea..............................            11               15               34                34
    Far East...............................             -                -               19                19
    Latin America..........................            10               10               12                17
    Other (4)..............................             4                3               12                12
                                              ---------------- ---------------- ---------------- ----------------
       Total Foreign.......................            45               55              111               116
                                              ---------------- ---------------- ---------------- ----------------
          Total Fleet .....................           124              249              286               314
                                              ================ ================ ================ ================
       ------------

(1) Includes 45 vessels acquired pursuant to the Smit Transaction (described below under "Recent Acquisitions").
(2) The increase following December 31, 1996 primarily relates to the Galaxie Transaction (described below under "Recent Acquisitions").
(3)  Excludes 13 oil spill response vessels.
(4) Includes vessels operating primarily in the Middle East and the Mediterranean.

       DOMESTIC. The Company is a major provider of offshore marine services to the oil and gas exploration and production industry that operates primarily in the U.S. Gulf of Mexico. Exploration activity, including recent trends to drill in deeper water in the U.S. Gulf of Mexico, is generally supported by larger supply, towing supply and anchor handling towing supply vessels. At December 31, 1996, the Company operated 32 of approximately 300 of these larger vessels currently in the U.S. Gulf of Mexico. Production activity is supported by similar vessels as well as smaller crew and utility vessels. At December 31, 1996, the Company operated 137 of approximately 400 estimated crew and utility vessels in the U.S. Gulf of Mexico. The Company also operated six specially equipped vessels for customers who provide well stimulation, seismic data gathering and freight services from shore bases primarily in the U.S. Gulf of Mexico region.

       Exploration and drilling activity in the U.S. Gulf of Mexico, which affects the demand for vessels, is largely a function of the short-term and long-term trends in the levels of oil and gas prices. Demand for vessels in the U.S. Gulf of Mexico has increased recently due to increased drilling activity associated with natural gas exploration and production, deepwater drilling and rig workover projects. There can be no assurance that this trend will continue.

       OFFSHORE WEST AFRICA. The Company is one of the largest operators serving the West African coast. At December 31, 1996, the Company owned 32 and chartered-in two vessels of the approximately 190 offshore support vessels working in this market. The number of operators is more concentrated in this market as compared to the U.S. Gulf of Mexico in that five companies operate almost 90% of the vessels currently active in the region.

       The need for offshore support vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support. The demand for vessels offshore West Africa has increased over the past year. However, the region is highly dependent on the level of activity in Nigeria, and recent political developments could have an adverse effect on exploration and development activity, which in turn would adversely impact the Company's operations in this market.

       NORTH SEA. The Company provides standby safety, supply, towing supply and anchor handling towing supply services to customers in the North Sea.

       At December 31, 1996, there were approximately 150 vessels certified to provide standby safety services in the North Sea and the Company owns and operates 10 of these vessels. Twelve additional standby safety vessels are marketed by the Company or its managing agent under pooling arrangements with U.K. companies. See "Joint Ventures and Pooling Arrangements." Demand in this market for standby safety service developed in 1992 after the United Kingdom promulgated increased safety legislation requiring offshore operations to maintain standby safety vessels. The legislation generally requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company believes that it was one of the first companies to convert its existing vessels for use as standby safety service vessels. Demand for standby safety vessels in the North Sea declined steadily over the last two years as drilling activity was scaled back due to a decline in oil prices, tax law changes and a surplus of certified vessels. Since mid-1995, however, demand has improved with increased exploration activity, stimulated in part by updated exploration technology and the development of new drilling areas west of the Shetland Islands. There can be no assurance, however, that this trend will continue.

       The Smit Transaction (described below under "Recent Acquisitions") has allowed the Company to expand its North Sea operations, and at December 31, 1996, 12 of the approximately 185 offshore support vessels working in this market were owned by the Company. Seven vessels are working on the Netherlands' Continental Shelf and five are operating in the U.K. sector of the North Sea. In 1997, drilling activity in the North Sea is forecasted to increase and 85 mobile drilling rigs are projected to operate near capacity. Presently, there are 20 offshore support vessels under construction in Norway that are expected to add significant vessel capacity to the North Sea market between April 1997 and November 1998. It is not certain if these new vessels will negatively affect existing rates per day worked and utilization in the North Sea or possibly stimulate the migration of older offshore support vessels to other regions.

       FAR EAST. At December 31, 1996, the Company operated 13 anchor handling towing supply and five towing supply vessels, and one seismic data gathering vessel in this region, of which ten were owned by joint venture corporations. At December 31, 1996, there were approximately 275 offshore support vessels owned by ten companies supporting both exploration and production activities in approximately 16 countries in the Far East. Exploration activity, occurring in both shallow and deep water areas, has been increasing and continued improvement is expected. At present, vessels with high horsepower or vessels capable of assisting with offshore construction are in high demand. Production activity has improved and, although there can be no assurance, demand for smaller offshore marine service vessels as operated by the Company in the U.S. Gulf of Mexico is anticipated to increase.

       LATIN AMERICA. The Company provides offshore marine services in Latin America for both exploration and production activities. At December 31, 1996, nine of the Company's 12 vessels operating in this region worked in Mexico, and the remaining three vessels worked in the Caribbean and Trinidad. At December 31, 1996, there were approximately 80 offshore support vessels operated in Mexico. All of the Company's vessels working in Mexico were owned and operated by a joint venture with TMM. See "Joint Ventures and Pooling Arrangements."

       While operating conditions in Mexico are, in many respects, similar to those in the U.S. Gulf of Mexico, demand for offshore support vessels in Mexico historically has been affected to a significant degree by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. Offshore exploration and production activity has been down for most of the past year as a result of political and fiscal changes. Although there can be no assurance, the Company anticipates that these changes will result in increased exploration and production maintenance activity in future periods.

       FLEET

       The offshore marine service industry supplies vessels to owners and operators of offshore drilling rigs and production platforms. Two of the largest groups of offshore support vessels which the Company operates are crew boats which transport personnel and small loads of cargo when expedited deliveries are required and utility boats which support offshore production by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have more powerful engines, a deck mounted winch and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. The Company also operates supply vessels, which transport drill pipe, drilling fluids and construction materials, special service vessels which include well stimulation, seismic data gathering, line handling, freight, oil spill response and standby safety vessels. As of December 31, 1996, the average age of the Company's owned offshore marine fleet was approximately 14.1 years.

       The following table sets forth, at the dates indicated, certain summary fleet information for the Company. For a description of these types of vessels, see "Glossary of Selected Industry Terms" at the end of this
       Item 1. Prior to 1996, the information contained in the table has been restated to include vessels purchased in the McCall Transaction (described below under "Recent Acquisitions").

                                                           At December 31,                At March 1,
                                              -----------------------------------------------------------
              Type of Vessels                     1994          1995         1996(1)        1997(2)
--------------------------------------------- ------------- ------------- -------------- ----------------
Crew.......................................            38            77            77             81
Supply and Towing Supply...................            46            52            70             79
Utility and Line Handling..................             9            86            70             89
Anchor Handling Towing Supply..............            11            10            37             38
Standby Safety.............................            11            15            22             22
Geophysical, Freight and Other.............             9             9            10              5
                                              ------------- ------------- -------------- ----------------
Total Fleet................................           124           249           286            314(3)
                                              ============= ============= ============== ================

       ------------
(1) Includes 45 vessels acquired pursuant to the Smit Transaction (described below under "Recent Acquisitions").
(2) The increase following December 31, 1996 primarily relates to the Galaxie Transaction (described below under "Recent Acquisitions").
(3) Excludes 13 oil spill response but includes 265 offshore marine service vessels owned by the Company and 49 offshore marine service vessels that are not owned by the Company. Of the 49 offshore marine service vessels that are not Company owned, 35 are owned by joint venture corporations in which the Company has an equity interest, 12 are operated under pooling arrangements with Company owned vessels, and two are bareboat or time chartered-in by the Company for use in its operations.

       The Company has added 227 vessels to its fleet through acquisition transactions, including 127 vessels in a 1995 transaction (the "Graham Transaction") with John E. Graham & Sons and certain of its affiliated companies (collectively "Graham") and an additional 100 vessels pursuant to certain transactions described below under "Recent Acquisitions." Furthermore, the Company actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet structure. During 1996, the Company sold 20 vessels, including 16 utility and four supply, and subsequent to December 31, 1996, the Company sold seven vessels, including three utility, two crew, one towing supply and one supply.

       RECENT ACQUISITIONS

       GALAXIE TRANSACTION. On January 3, 1997, the Company acquired, among other assets, 24 vessels sold by Galaxie Marine Service, Inc., Moonmaid Marine, Inc., Waveland Marine Service, Inc. and Triangle Marine, Inc. (collectively, "Galaxie") that primarily serve the oil and gas industry in the U.S. Gulf of Mexico and entered into a contract for the construction of an additional vessel (the "Galaxie Transaction").

       SMIT TRANSACTION. On December 19, 1996, the Company acquired, among other assets, a 100% interest in 24 vessels sold by Smit Internationale N.V., a Netherlands corporation, and certain of its subsidiaries (collectively, "Smit"), a 50% interest in nine vessels sold by Smit directly and Smit's interest in joint ventures that own and operate 12 vessels which vessels, in the aggregate, primarily served the North Sea, Far East, offshore West Africa, the Middle East, the Mediterranean and Latin America (the "Smit Transaction"). See "Joint Ventures and Pooling Arrangements." In addition, pursuant to the Smit Transaction, the Company entered into lease purchase agreements with Smit relating to two vessels and signed a letter of intent providing for the Company to acquire an additional four vessels that are owned by a Malaysian joint venture in which Smit has an interest (the "Malaysian Purchase"). The terms of the Malaysian Purchase are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the Malaysian Purchase will be consummated.

       CNN TRANSACTION. On July 3, 1996, the Company acquired from Compagnie Nationale de Navigation, a French corporation ("CNN"), six vessels (the "1996 CNN Transaction").

       MCCALL TRANSACTION. On May 31, 1996, the Company acquired McCall Enterprises, Inc. and its affiliated companies (the "McCall Companies"), which operated 36 crew boats and five utility boats that primarily served the oil and gas industry in the U.S. Gulf of Mexico (the "McCall Transaction").

       NEW VESSEL CONSTRUCTION. The Company has committed to build vessels over the next two years and has entered into a Memorandum of Understanding, dated September 25, 1996, with Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), relating to construction of several vessels.

       JOINT VENTURES AND POOLING ARRANGEMENTS

       The Company has formed or acquired interests in joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet and minimize the risks and capital outlays associated with independent fleet expansion. The principal joint venture and pooling arrangements in which the Company participates are described below:

       VEESEA JOINT VENTURE. Standby safety vessels operated by the Company in the North Sea are owned by a subsidiary of the Company, VEESEA Holdings, Inc. ("VEESEA Holdings") and its subsidiaries (collectively, "VEESEA"). All standby safety vessels operated by the Company in the North Sea are managed under an arrangement with Vector Offshore Limited, a U.K. company ("Vector"), which owns a 9% interest in VEESEA Holdings (the "Veesea Joint Venture"). The Company's joint venture arrangement with Vector enabled it to enter a niche market using local management and an existing infrastructure. The number of standby safety vessels owned by the Company has grown from one vessel in December 1991 to ten vessels in service today.

       SEAVEC POOL. In January 1995, the Company entered into a pooling arrangement with Toisa Ltd., a U.K. offshore marine transportation and services company ("Toisa"). Under this pooling arrangement (the "SEAVEC Pool"), the Company and Toisa jointly market their standby safety vessels in the North Sea market, with operating revenues pooled and allocated to the respective companies pursuant to a formula based on the class of vessels each company contributes to the pool. The SEAVEC Pool currently markets 15 vessels.

       SAINT FLEET POOL. In November 1996, Vector entered into bareboat charters for seven standby safety vessels which provide for VEESEA Holdings, Toisa, and the owners of the vessels to share in net operating profits after certain adjustments for maintenance and management expenses (the "Saint Fleet Pool"). Vector assumed management control of these vessels in December 1996 and will market the vessels in coordination with the SEAVEC Pool.

       TMM JOINT VENTURE. During 1994, the Company and TMM organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture"). The TMM Joint Venture is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International, Ltd., in each of which the Company owns a 40% equity interest. The TMM Joint Venture has enabled the Company to expand into a new market contiguous to the U.S. Gulf of Mexico and has provided greater marketing flexibility for the Company's fleet in the region.

       SMIT JOINT VENTURES. Pursuant to the Smit Transaction, the Company acquired certain joint venture interests owned by Smit (the "Smit Joint Ventures") which increased the Company's presence in international markets. The vessel owning Smit Joint Ventures in which the Company owns a 50% or less equity interest include 21 vessels currently operated in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa.

       CUSTOMERS

       The Company offers offshore marine services to over 100 customers who are primarily major integrated oil companies and large independent oil and gas exploration and production companies. The Company has enjoyed long-standing relationships with several of its customers with whom the Company has sought to establish alliances. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 1996, approximately 13% of the Company's marine operating revenues was received from Mobil Oil Corporation.

       CHARTER TERMS

       Customers for offshore vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service and duration of employment. Charter terms may vary from several days to several years.

       COMPETITION

       The offshore marine services industry is highly competitive. In addition to price, service and reputation, the principal competitive factors for offshore supply fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support and the cost of transferring equipment from one market to another.

       Although there are many suppliers of marine offshore services, management believes there is only one company, Tidewater, Inc., which operates in all geographic markets and has a substantial percentage of the domestic and foreign offshore marine market in relation to that of the Company and its other competitors.

       GOVERNMENT REGULATION

       DOMESTIC REGULATION. The Company's operations are subject to significant federal, state and local regulations, as well as international conventions. The Company's domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (the "Coast Guard"), the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards, are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the Coast Guard is authorized to inspect vessels at will.

       The Company is also subject to the Shipping Act, 1916, as amended (the "Shipping Act") and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the Shipping Act, the "Acts") which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S., (a) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (b) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be U.S. citizens, (c) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (d) at least 75% of the interest in such corporation must be owned by U.S. "Citizens" (as defined in the Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

       To facilitate compliance with the Acts, the Company's Restated Certificate of Incorporation: (i) contains provisions limiting the aggregate percentage ownership by Foreigners of any class of the Company's capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25.0%), and authorizes the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24.0%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, the Company's Amended and Restated By-laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and Chief Executive Officer and the President, all of whom must be U.S. citizens. At March 3, 1997, approximately 5.3% of the outstanding shares of Common Stock of the Company was owned by foreigners without giving effect to conversion of the Smit Convertible Notes (described below) and the Convertible Notes (described below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services" and "- Liquidity and Capital Resources."

       FOREIGN REGULATION. The Company, through its subsidiaries, joint ventures and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, Hong Kong, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, and Mexico. The Company's vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction (where the vessels are registered) are parties. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships; (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocol; and (iii) the International

       Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the U.K. pursuant to the U.K. Safety Act.

       ENVIRONMENTAL REGULATION. The Company's vessels routinely transport diesel fuel to offshore rigs and platforms and carry diesel fuel for their own use, transport certain bulk chemical materials used in drilling activities, transport rig-generated wastes to shore for delivery to waste disposal contractors, and transport liquid mud which contains oil and oil by-products. These operations are subject to a variety of federal and analogous state statutes concerning matters of environmental protection. Statutes and regulations that govern the discharge of oil and other pollutants onto navigable waters include OPA 90 and the Clean Water Act of 1972, as amended (the "Clean Water Act"). The Clean Water Act imposes substantial potential liability for the costs of remediating releases of petroleum and other substances in reportable quantities. State laws analogous to the Clean Water Act also specifically address the accidental release of petroleum in reportable quantities.

       Although OPA 90, which amended the Clean Water Act, increased the limits on liability for oil discharges at sea, such limits do not apply in certain listed circumstances. In addition, some states have enacted legislation providing for unlimited liability under state law for oil spills occurring within their boundaries. Other environmental statutes and regulations governing Company operations include, among other things, the Resource Conservation and Recovery Act, as amended, which regulates the generation, transportation, storage and disposal of on-shore hazardous and non-hazardous wastes; the Comprehensive Environmental Response, Compensation and Liability Act, as amended, which imposes strict, joint and several liability for the costs of remediating historical environmental contamination; and the Outer Continental Shelf Lands Act, as amended ("OCSLA"), which regulates oil and gas exploration and production activities on the Outer Continental Shelf.

       OCSLA provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. Because the Company's operations rely on offshore oil and gas exploration and production, the government's exercise of OCSLA authority to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company's financial condition and results of operations.

       In addition to these federal laws, state and local laws and regulations and certain international treaties to which the U.S. is a signatory, such as MARPOL 73/78, subject the Company to various requirements governing waste disposal and water and air pollution.

       ENVIRONMENTAL SERVICES

       MARKET

       The Company's environmental services business is operated primarily through NRC and provides contractual oil spill response services to those who store, transport, produce or handle petroleum and certain other non-petroleum oils as required by OPA 90. The market for marine spill response retainer services has grown substantially since 1990 when the United States Congress passed

       OPA 90 after the Exxon Valdez spill in Alaska. OPA 90 requires that all tank vessels operating within the Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill impacting the navigable waters of the United States, develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill.

       EQUIPMENT AND SERVICES

       OIL SPILL RESPONSE SERVICES. The Company owns and maintains specialized equipment which is positioned in designated areas to comply with regulations promulgated by the Coast Guard, and also has personnel trained to respond to oil spills as required by customers and regulations. This specialized oil spill response equipment includes containment boom, used to protect sensitive areas and also to trap oil in areas where it can be recovered, pumps, vacuum transfer units, skimmers, portable barges, mobile command centers equipped with field communications capability, small boats for deploying boom and barges and utility vessels outfitted with skimming equipment to recover oil.

       When an oil spill occurs, the Company mobilizes this equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. This equipment is also used by the Company to offer industrial maintenance services. The Company currently has agreements with approximately 50 independent oil spill response contractors through a network organized by the Company. The network is assisted by NRC's regional offices in Texas, Florida, Tennessee and Puerto Rico, and by NRC's access to the Company's operating bases and offshore marine vessels in the U.S. Gulf of Mexico. NRC maintains constant contact with its network members through client drills, training sessions, standby services and actual oil spill responses. The drills are mandated by OPA 90 and ensure a constant state of response readiness. NRC has acted as the principal contractor on several of the largest oil spills that have occurred in the United States after the enactment of OPA 90.

       NRC has expanded its coverage area to include the West Coast of the United States through Clean Pacific Alliance ("CPA"), a joint venture between NRC and Crowley Marine Services. CPA has established dedicated oil spill response capabilities including two response vessels, response depots, a contractually available Marine Response Network and a client service center.

       The table below sets forth certain summary information regarding the Company's oil spill response resources at December 31, 1996 and March 1, 1997.

                                                      At December 31, 1996              At March 1, 1997
                                               ------------------------------------------------------------------
    Certified Oil Spill Response
       Vessels(1)......................                       15                               15
    Support Vessels....................                      187                             210(2)
    Shallow Water Recovery Barges......                       58                               58
    Mobile Trailers....................                      141                              144
    Vacuum Transfer Units..............                       38                               38
    Mobile Communications Centers......                        3                                3
    Containment Boom...................                   152,000 ft                       152,000 ft
    Skimming Capacity..................                804,939 bbls/day                 804,839 bbls/day
    Temporary Storage..................                  183,563 bbls                     184,063 bbls

       -----------
(1) Includes 11 vessels owned by the Company's environmental subsidiaries, two vessels owned by the Company's marine subsidiaries (also included in the marine fleet statistics) and two vessels which are bareboat chartered-in. The table does not include resources owned by the Company's network of independent response contractors.
(2) Includes 12 twenty-eight foot boom handling vessels and 198 vessels operated in the U.S. Gulf of Mexico by the Company's marine subsidiaries, of which four have been outfitted with oil spill response equipment.

       TRAINING AND DRILL SERVICES. The Company has developed customized training programs for industrial companies which educate personnel on the risks associated with and the prevention of and response to marine and non-marine oil spills. The Company also plans for and participates in customer oil spill response drill programs. The Company's drill services and training programs are offered both on a stand-alone basis and as part of its base retainer services.

       INTERNATIONAL. The Company has also established International Response Corporation ("IRC"), a wholly owned subsidiary, to evaluate international opportunities with respect to its environmental services business. IRC is currently providing consulting services in connection with oil spill response, pollution control, and the evaluation of the feasibility of constructing waste oil, waste water and sludge reception facilities in Asia.

       CUSTOMERS AND CONTRACT ARRANGEMENTS

       The Company offers its retainer services and oil spill response services primarily to the domestic and international shipping community, including dry cargo vessel owners and owners of facilities such as refineries, pipelines, exploration and production platforms and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services to others, including, under certain circumstances, the Coast Guard. The Company presently has approximately 325 customers and provides retainer coverage to approximately 1,750 self-propelled vessels, 1,000 barges and 250 facilities. The Company's retainer arrangements with these customers include both short-term contracts (one year or less) and long-term agreements, in some cases as long as seven years from inception. At December 31, 1996, Coastal Refining and Marketing, Inc. ("Coastal") and Sun Oil, NRC's two largest customers, accounted for approximately 24% and 12%, respectively, of NRC's retainer revenues.

       The Company also generates revenue from the supervision of activities in response to oil spill emergencies. The Company's environmental services revenue can be dramatically impacted by the level of spill activity. A single large spill can contribute significantly to overall revenues and to operating income. However, the Company is unable to predict revenues from oil spills.

       COMPETITION

       The principal competitive factors in the environmental response business are price, service, reputation, experience and operating capabilities. Management believes that the lack of uniformity of regulatory development and enforcement on a federal and state level has created a lower barrier to entry in several market segments which has increased the number of competitors. NRC faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other industry cooperatives and also from smaller contractors who target specific market niches.

       GOVERNMENT REGULATION

       NRC is a "classified" Oil Spill Removal Organization ("OSRO"). The Coast Guard classifies OSROs based on their overall resource capability to respond to various types and sizes of oil spills in different operating environments such as rivers/canals, inland waters and oceans (separated into nearshore, offshore and open ocean areas). In November 1993, NRC received classification as a Level "E" OSRO, the most advanced level of OSRO classification. The Coast Guard may review NRC's classification at any time, based on NRC's performance of its response and clean-up activities and may, under certain circumstances, amend or revoke such classification. In September 1995, the Coast Guard proposed revised guidelines for classifying OSROs and, on December 28, 1995, the revised OSRO guidelines were published. Significant revisions include geographic-specific classifications, a requirement to ensure the availability of non-dedicated resources in quantities twice what is required of dedicated resources, proof of subcontractor support and more stringent oversight by the Coast Guard. NRC's "E" classification under the original program has expired. NRC has reapplied for new classification under the revised guidelines and has received an interim classification as of December 24, 1996. The Coast Guard must verify the information in the application, and there can be no assurance that NRC will receive a final classification or a final classification equivalent to its current classification.

       In addition to the Coast Guard, the Environmental Protection Agency, the Office of Pipeline Safety, the Minerals Management Service division of the Department of Interior and individual states regulate vessels, facilities and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

       When responding to third-party oil spills, the Company enjoys federal, and in some states, state immunity from imposition of liability for any spills that result from the Company's response efforts, except if the Company is found to be grossly negligent or to have engaged in willful misconduct or if the Company was not engaged in response activities. NRC maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims which may arise.

       EMPLOYEES

       As of December 31, 1996, the Company directly employed approximately 1,600 persons, which included 1,445 operating personnel and 155 corporate, administrative and management personnel. West Africa Offshore, Ltd., a Nigerian corporation in which the Company owns a 40% equity interest, manages the Company vessels operating in Nigeria and employs approximately 250 persons. The Company has, on occasion, experienced work stoppages at its facilities in Nigeria. Although there can be no assurance that such stoppages will not recur, the Company does not presently anticipate recurrences and, should they recur, there can be no assurance that the effect would not have a material adverse effect on the Company's financial condition and results of operations. The operating personnel for the Company's North Sea standby safety vessels, approximately 250 at December 31, 1996, were provided by Celtic Pacific Ship Management Overseas, Ltd. ("Celtic"). At December 31, 1996, operating personnel provided to the Company pursuant to Ship Management Agreements with Smit approximated 140. FISH, the managing agent for the Company's vessels operating offshore West Africa and in the Arabian Gulf, employ 17 administrative and management personnel as of December 31, 1996.

       GLOSSARY OF SELECTED INDUSTRY TERMS

       ANCHOR HANDLING TOWING SUPPLY VESSELS. Anchor handling towing supply vessels are equipped with winches capable of towing drilling rigs and lifting and positioning their anchors and other marine equipment. They range in size and capacity and are usually characterized in terms of horsepower and towing capacity. For Gulf of Mexico service, anchor handling towing supply vessels typically require 6,000 horsepower or more to position and service semi-submersible rigs drilling in deep water areas.

       BAREBOAT CHARTER. This is a lease arrangement under which the lessee (charterer) is responsible for all crewing, insurance and operating expenses, as well as the payment of bareboat charter hire to the vessel owner.

       CREW BOATS. Crew boats transport personnel and cargo to and from production platforms and rigs. Older crew boats, early 1980's built, are generally 100 to 110 ft. in length and are generally designed for speed to transport personnel. Newer crew boat designs are generally larger, 130 to 160 ft. in length, and have greater cargo carrying capacities. They are used primarily to transport cargo on a time sensitive basis.

       FREIGHT VESSELS. Freight vessels have a substantial amount of clear deck space for cargo and adequate stability to handle tiers of containers or overdimensional cargo. Speed and fuel consumption are also important factors in this vessel category.

       LINE HANDLING VESSELS. Line handling vessels are outfitted with special equipment to assist tankers while they are loading at single buoy moorings. They have a high degree of maneuverability, are well-tendered and include pollution dispersal capability.

       OIL SPILL RESPONSE VESSELS. Oil spill response vessels are specially equipped to respond to oil spill emergencies and are certified as such by the U.S. Coast Guard.

       OVERALL UTILIZATION. For any vessel with respect to any period, the ratio of aggregate number of days worked by such vessel to total calendar days available during such period.

       PROJECT AND GEOPHYSICAL VESSELS. These vessels generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and unique thrusters, extra berthing facilities and long range capabilities. These vessels are primarily used for well stimulation and for the deployment of seismic data gathering equipment.

       RATE PER DAY WORKED. For any vessel with respect to any period, the ratio of total charter revenue of such vessel to the aggregate number of days worked of such vessel for such period.

       STANDBY SAFETY VESSELS. Standby safety vessels operate in the U.K. sector of the North Sea. They typically remain on station to provide a safety backup to offshore rigs and production facilities, carry special equipment to rescue personnel, are equipped to provide first aid and shelter and, in some cases, also function as supply vessels.

       SUPPLY VESSELS. Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by cargo flexibility and capacity. The size of a vessel typically determines deck capacity, although vessels constructed after 1979 with exhaust stacks forward have better configurations for cargo stowage and handling. In addition to deck cargo, such as pipe or drummed materials on pallets, supply vessels transport liquid mud, potable and drill water, diesel fuel and dry bulk cement. Generally, customers prefer vessels with large liquid mud and bulk cement capacity and large areas of clear deck space. For certain jobs, other characteristics such as maneuverability, fuel efficiency or firefighting capability may also be important.

       TOWING SUPPLY VESSELS. These vessels perform the same functions as supply vessels but are equipped with more powerful engines (3,000 to 5,000 horsepower) and towing winches, giving them the added capability to perform general towing duties, buoy setting and limited anchor handling work. Towing supply vessels are primarily used in international operations, which require the additional versatility that these vessels offer relative to supply vessels.

       UTILITY VESSELS. These vessels provide service to offshore production facilities and also support offshore maintenance and construction work. Their capabilities include the transportation of fuel, water, deck cargo and personnel. They range in length from 96 feet to 135 feet and can, depending on the vessel design, have enhanced features such as firefighting and pollution response capabilities.

       ITEM 2.      PROPERTIES

       The Company owns an administration and warehouse facility (approximately 12,000 square feet) in Bayou La Batre, Alabama and a maintenance shop and office in Patterson, Louisiana (approximately 12,000 square feet). The Company also owns five small operating bases in Louisiana and Texas (approximately 900 square feet each). Its primary vessel operating facility (approximately 10,000 square feet) is situated in Morgan City, Louisiana and is rented by the Company pursuant to a ten-year lease. The term of the lease expires on September 7, 1999 with an option to extend such term for three additional ten-year periods. Pursuant to the Smit Transaction, the Company established offices in Rotterdam, the Netherlands, Singapore, and Aberdeen, Scotland for a limited number of administrative personnel. The Company maintains its executive offices (approximately 5,000 square feet) in Houston, Texas pursuant to a five and a half year lease expiring March 9, 2000. NRC maintains its executive and administrative office (approximately 9,000) square feet) in Calverton, NY and leases small marketing offices in Florida, Texas, Tennessee, and Puerto Rico. The Company believes that these owned and leased premises, including a waterfront location which provides adjacent dockage to allow the Company to undertake certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding the Company's fleet is included in Item 1 of this Form 10-K.

       ITEM 3.      LEGAL PROCEEDINGS

       The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1996.

       ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age, and offices held by each of the executive officers of the Company at December 31, 1996 were as follows:

           NAME                     AGE                                    POSITION
---------------------------    ---------------      -------------------------------------------------------
Charles Fabrikant                    52             Chairman of the Board of Directors,
                                                    President and Chief Executive Officer
Randall Blank                        46             Executive Vice President, Chief Financial
                                                    Officer and Secretary
Milton Rose                          52             Vice President
Mark Miller                          35             Vice President
Timothy McKeand                      46             Vice President
Anthony R. Jones                     50             Vice President
Keith Gregory                        57             Vice President
Lenny P. Dantin                      44             Vice President and Treasurer


       Charles Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR since December 1989, and has served as a director of SEACOR's subsidiaries since December 1989. He has been President of SEACOR since October 1992. For more than the past five years, Mr. Fabrikant has been the Chairman of the Board and Chief Executive Officer of SCF Corporation ("SCF") and President of Fabrikant International Corporation ("FIC"), each a privately owned corporation engaged in marine operations and investments. Since January 1992, Mr. Fabrikant has been Chairman of the Board of NRC. Since January 1996, Mr. Fabrikant has been a director of FISH. Each of SCF and FIC may be deemed to be an affiliate of the Company. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

       Randall Blank has been Executive Vice President and Chief Financial Officer of SEACOR since December 1989 and has been the Secretary since October 1992. Since June 1994, Mr. Blank has been Chief Financial Officer and Vice President of NRC. From December 1989 to October 1992, Mr. Blank was Treasurer of SEACOR. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since January 1990. Since 1986, Mr. Blank has served as President and Chief Operating Officer of SCF.

       Milton Rose has been Vice President of SEACOR and President and Chief Operating Officer of SEACOR Marine, Inc. since January 1993. In addition, since January 1993, Mr. Rose has been a director of certain of SEACOR's subsidiaries. Since 1994, he has been a director of one of the companies comprising the TMM Joint Venture. From 1985 to January 1993, Mr. Rose was Vice President-Marine Division for Bay Houston Towing Company.

       Mark Miller has been Vice President of SEACOR since November 1995, and President and Chief Operating Officer of NRC since November 1992. Since 1992, Mr. Miller has been a director of certain of NRC's subsidiaries, and since 1996, he has been a director of CPA.

       Timothy McKeand has been Vice President of SEACOR since March 1990 and, since January 1990, has been Vice President and a director of certain of SEACOR's subsidiaries which are active in domestic operations.

       Anthony R. Jones has been Vice President of SEACOR since June 1992 and has been Vice President-Operations of certain of SEACOR's subsidiaries since October 1991. Also, since 1996, Mr. Jones has been a director of CPA.

       Keith Gregory, except for a three-month period in 1992, has been Vice President of SEACOR since March 1991 and has been Vice President and director of certain of SEACOR's subsidiaries which are active in international operations and special projects since January 1990.

       Lenny P. Dantin has been Vice President of SEACOR since March 1991, Treasurer since October 1992, and has been Vice President and the Secretary, Treasurer and a director of certain of SEACOR's subsidiaries since January 1990. Also, since 1994, Mr. Dantin has been a director of one of the companies comprising the TMM Joint Venture.

                                     PART II


       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On October 23, 1996, the Company's Common Stock, par value $.01 per share ("Common Stock"), commenced trading on the New York Stock Exchange, Inc. (the "NYSE") under the trading symbol "CKH." Prior to October 23, 1996, the Company's Common Stock was traded on the Nasdaq Stock Market's National Market under the trading symbol "CKOR." Set forth in the tables below for the periods presented are the high and low sale prices for the Company's Common Stock as reported on the Nasdaq Stock Market's National Market through and including October 22, 1996 and as reported on the NYSE Composite Tape for the period commencing October 23, 1996 through and including March 10, 1997:

                    NASDAQ STOCK MARKET'S NATIONAL MARKET (1)
                                                                                  HIGH                LOW
                                                                          ------------------- ------------------
    Fiscal 1995 (ended December 31, 1995):
      First Quarter...............................................             $   21 1/4          $   18
      Second Quarter..............................................                 24 1/2              20 5/8
      Third Quarter...............................................                 24 1/2              22 3/4
      Fourth Quarter..............................................                 28                  22 1/4
    Fiscal 1996 (ending December 31, 1996):
      First Quarter...............................................                 37 1/4              26 3/8
      Second Quarter..............................................                 51                  36 1/4
      Third Quarter...............................................                 54 1/8              40 1/2
      Fourth Quarter (through October 22, 1996)...................                 59 1/4              49

                             NEW YORK STOCK EXCHANGE

    Fiscal 1996 (ending December 31, 1996):
      Fourth Quarter (October 23, 1996 through December 31, 1996).                 66 3/8              52 1/8
    Fiscal 1997 (ending December 31, 1997):
      First Quarter (through March 10, 1997)......................                 67 1/4              44 3/4

-----------
(1) The prices set forth in the table above reflect inter-dealer prices, without any retail mark-ups, mark-downs or commissions and may not necessarily represent actual sale transactions.

       The closing sale price of the Company's Common Stock, as reported on the NYSE Composite Tape on March 10, 1997, was $49.25 per share. As of March 10, 1997, there were approximately 96 holders of record of the Common Stock.

       The Company has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any such dividends in the foreseeable future. Instead, the Company intends to retain earnings for working capital and to finance the expansion of its business. Moreover, pursuant to the terms of the Company's revolving credit facility (the "DnB Facility") entered into with Den norske Bank ASA ("DnB"), SEACOR, without the prior written consent of DnB, is prohibited through March 31, 1997 (the maturity date of the bridge loan portion of the DnB Facility) from paying dividends to its stockholders. The Company is currently engaged in negotiations with DnB relating to the possible replacement of the DnB Facility with a new facility that may also restrict the payment of dividends. In addition to any contractual restrictions, as a holding company, SEACOR's ability to pay any cash dividends is dependent on the earnings and cash flows of its operating subsidiaries and their ability to make funds available to SEACOR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under then existing indebtedness and other factors deemed relevant by the Company's Board of Directors in its sole discretion.

       ITEM 6.    SELECTED FINANCIAL DATA

                    SELECTED HISTORICAL FINANCIAL INFORMATION

       The following table sets forth, for the periods and at the dates indicated, selected historical and consolidated financial data for the Company. Such financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included in Parts II and IV, respectively, of this Annual Report on Form 10-K.


                                                                  YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                  1992         1993         1994         1995        1996
                                                ----------   ----------  -----------  -----------  ----------
INCOME STATEMENT DATA:
Operating revenue:
     Marine....................................$   74,317 $     92,168 $    93,985  $   104,894  $   193,557
     Oil spill response........................         -            -           -        8,927       12,466
     Environmental retainer and other service..         -            -           -       12,838       18,421
                                                ----------   ----------  -----------  -----------  ----------
                                                   74,317       92,168      93,985      126,659      224,444
Costs and Expenses:
   Costs of oil spill response.................         -            -           -        7,643       10,398
   Operating expenses -
     Marine....................................    46,775       53,958      55,860       66,205      108,043
     Environmental.............................         -            -           -        4,580        6,227
   Administrative and general..................     5,211        7,187       7,278       13,953       22,304
   Depreciation and amortization...............    12,804       12,107      14,108       18,842       24,967
                                                ----------   ----------  -----------  -----------  ----------
Operating Income...............................     9,527       18,916      16,739       15,436       52,505
Net interest expense...........................     6,728        3,719       3,548        4,098        2,155
(Gain)/loss from equipment sales or retirements         -            8         388       (4,076)      (2,264)
Other (income) expense.........................     1,197         (122)        267         (228)         104
McCall acquisition costs.......................         -            -           -            -          542
                                                ----------   ----------  -----------  -----------  ----------
Income before income taxes, minority interest,
   equity in net earnings of 50% or less owned
   companies, and extraordinary item...........     1,602       15,311      12,536       15,642       51,968
Income tax expense.............................       652        5,339       4,368        5,510       18,535
                                                ----------   ----------  -----------  -----------  ----------
Income before minority interest, equity in
   net earnings of 50% or less owned
   companies, and extraordinary item...........       950        9,972       8,168       10,132       33,433
Minority interest in (income) loss of a
subsidiary.....................................        41          (51)        184          321          244
Equity in net earnings of 50% or less owned
companies......................................         -          287         975          872        1,283
                                                ----------   ----------  -----------  -----------  ----------
Income before extraordinary item...............       991       10,208       9,327       11,325       34,960
Extraordinary item-loss on extinguishment of
   debt, net (less applicable income taxes)....         -        1,093           -            -          807
                                                ----------   ----------  -----------  -----------  ----------
Net income.....................................$      991 $      9,115 $     9,327  $    11,325  $    34,153
                                                ==========   ==========  ===========  ===========  ==========
Net income per common share -
     Assuming no dilution(1)...................$     0.19 $       1.28 $      1.29  $      1.48  $      2.90
     Assuming full dilution....................      0.19         1.22        1.22         1.36         2.67

STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities.......$   15,311 $     23,416 $    21,150  $     9,939  $    58,737
   Cash provided by (used in) investing
     activities................................     6,048      (24,251)     (4,855)     (78,695)    (100,120)
   Cash provided by (used in) financing
     activities................................       852       17,657      (7,714)      53,291      161,482

OTHER FINANCIAL DATA:
   EBITDA (2)..................................$   24,570 $     32,366 $    32,923  $    35,964  $    79,730

BALANCE SHEET DATA (AT PERIOD END):
   Cash and temporary investments..............$   19,564 $     36,008 $    44,637  $    28,786  $   149,053
   Total assets................................   181,765      233,511     238,145      350,883      636,455
   Total long-term debt, including current
     portion...................................    50,653       87,959      79,517      111,095      220,452
   Stockholders' equity........................    89,639      100,532     111,482      183,464      351,071

(1) This computation is submitted in accordance with Regulation S-K, Item 601(b)(11). For the periods noted, it is contrary to APB Opinion No. 15 as per footnote to paragraph 14 thereto which does not require the inclusion of Common Stock equivalents in the earnings per share calculation if the dilutive effect is less than 3%.

(2) As used herein, "EBITDA" is operating income plus depreciation and amortization, amortization of deferred mobilization costs, which is included in marine operating expenses, minority interest in (income) loss of subsidiary and equity in net earnings of 50% or less owned companies, before applicable income taxes. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OFFSHORE MARINE SERVICES

       The Company provides marine transportation and related services largely dedicated to supporting offshore oil and gas exploration and production through the operation, domestically and internationally, of offshore support vessels. The Company's vessels deliver cargo and personnel to offshore installations, tow and handle the anchors of drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support. The Company's vessels also are used for special projects, such as well stimulation, seismic data gathering, freight hauling, line handling, salvage, and oil spill emergencies.

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

       The table below sets forth rates per day worked and utilization data for the Company during the periods indicated. Prior to 1996, the information contained in the table has been restated to include vessels purchased in the McCall Transaction.

                                                                Year Ended December 31,
                                                   ---------------------------------------------------
                                                        1994              1995              1996
                                                   ---------------   ---------------   ---------------
Rates per Day Worked ($):(1)
   Supply/Towing supply.......................            3,254             3,198             4,479
   Anchor handling towing supply..............            5,322             4,960             6,482
   Crew.......................................            1,420             1,529             1,726
   Standby safety(2)..........................            4,687             4,378             4,884
   Utility/Line handling......................            1,260             1,126             1,152
   Project and geophysical/Freight............            3,801             4,010             4,289
      Overall fleet...........................            2,731             2,376(3)          2,565

Overall Utilization (%):(1)
   Supply/Towing supply.......................             81.6              83.9              94.5
   Anchor handling towing supply..............             84.5              80.1              93.1
   Crew.......................................             91.4              96.9              97.8
   Standby safety.............................             87.0              82.1              85.8
   Utility/Line handling......................             87.4              73.0              81.4
   Project and geophysical/Freight............             94.6              89.2              99.1
      Overall fleet...........................             87.9              86.1              90.8

------------
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.
(2) Revenues for standby safety vessels are earned in British pounds sterling ("pound") and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated. Rates per day worked for the periods indicated were (pound)3,083, (pound)2,714, and (pound)3,125, respectively.
(3) The decline in the overall fleet average rate per day worked for the year ended December 31, 1995 was due primarily to the addition of a large number of crew and utility vessels from the Graham Transaction. Crew and utility vessels earn substantially lower rates per day worked than the other types of vessels in the Company's fleet but also have substantially lower costs. Thus, management believes that the comparative rates per day worked amount is not necessarily indicative of operating income performance.

       A significant factor affecting operating revenues, other than average rates per day worked and overall utilization, is the number of vessels owned and bareboat chartered-in by the Company. Operating revenues and associated expenses for vessels owned and bareboat chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat chartered-in include bareboat charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

       At various times, the Company provides management services to other vessel owners for a contracted fee. Charter revenues and vessel expenses of those managed vessels are not generally included in the Company's operating results, but management fees are included in operating revenue. One vessel was managed in 1994. Managed vessels are excluded for purposes of calculating fleet rates per day worked and overall utilization.

       The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. In December 1993, the Company bareboat chartered-out 10 owned vessels to CNN under long-term contracts ranging from 8.5 to 11 years. From January 1, 1994, CNN had contributed these vessels to the a pooling arrangement with the Company and pursuant to the termination of the pool, these contracts were terminated effective October 1, 1995. At December 31, 1996, the Company had eight vessels bareboat chartered-out.

       The table below sets forth the Company's fleet structure at the dates indicated. Prior to 1996, the information contained in the table has been restated to include vessels purchased in the McCall Transaction.

                                                                 At December 31,
                                                --------------------------------------------------
              Fleet Structure                        1994             1995            1996(1)
---------------------------------------------   ---------------  ----------------  ---------------
Owned......................................           109              232               242
Bareboat and Time Chartered-in(2)..........             1                2                 2
Managed/operated...........................             1                -                 -
Joint venture vessels(3)...................             8               10                30
Pool vessels(4)............................             5                5                12
                                                ---------------  ----------------  ---------------
    Overall Fleet..........................           124              249               286
                                                ===============  ================  ===============

------------
(1) Since December 31, 1996, the Company has acquired 30 vessels and interests in joint ventures that own four vessels; the TMM Joint Venture has acquired one vessel; and seven vessels have been sold. The increase in the Company's fleet following December 31, 1996 primarily relates to the Galaxie Transaction. See "Business - Recent Acquisitions."
(2) A bareboat charter is a lease of a vessel under which the entity chartering-in the vessel is responsible for all crewing, insurance and operating expenses, as well as the payment of bareboat charter hire to the vessel owner. A time charter is a lease of a vessel under which the entity providing the vessel is responsible for all crewing, insurance and operating expenses. At December 31, 1996, one vessel was time chartered-in, and one vessel was bareboat chartered-in
(3) At December 31, 1994, 1995, and 1996, includes eight, nine, and eight vessels, respectively, owned by the TMM Joint Venture and at December 31, 1995 and 1996 additionally includes one vessel operated by the TMM Joint Venture under a long-term lease with the Company. At December 31, 1996, includes 21 vessels owned by the Smit Joint Ventures. See "Business - Joint Ventures and Pooling Arrangements."
(4) In 1994, includes five vessels owned by CNN that participated in a pooling arrangement with the Company. In 1995 and 1996, includes five vessels owned by Toisa in the SEAVEC Pool. The Company's pooling arrangement with CNN was terminated effective October 1, 1995.

       Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs and marine insurance. In addition to variable vessel operating expenses, the offshore marine segment also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant operating cost, and the amount related to vessels is the most significant component.

       A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and to a lesser extent its West African and Mexican offshore marine operations. Overall, the percentage of the Company's offshore marine revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 31% for the fiscal year ended December 31, 1996. As a result of the consummation of the Smit Transaction, the Company expects to derive a substantially greater portion of its revenues from foreign operations and, accordingly, anticipates that its foreign operations as a percentage of its total offshore marine revenues will increase materially.

       The Company's foreign offshore marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

       Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or fiscal year, or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. For the year ended December 31, 1996, the Company completed the drydocking of 108 marine vessels at an aggregate cost of $8.5 million as compared with 51 marine vessels drydocked at an aggregate cost of $3.3 million in 1995 and 51 marine vessels at an aggregate cost of approximately $3.9 million in 1994. Drydock activity in 1995 reflects a low number of vessels repaired in direct response to weak market conditions and low rates per day worked in the U.S. Gulf of Mexico. The Company's results in 1996 reflect (i) the growth of the fleet, particularly in crew and utility vessels, (ii) the return to a normalized drydocking schedule and (iii) the effect of repairing older vessels.

       As of December 31, 1996, the average age of the Company's owned offshore marine service fleet was approximately 14.1 years, whereas, at such date, the average age of the Company's environmental service response fleet was
       28.3 years. NRC's vessels primarily operate in a "stand-by" mode with minimal wear and, consequently, management does not consider age to be a reliable indicator of the commercial viability of the vessels. The Company believes that after an offshore supply vessel has been in service for approximately 25 years, the amount of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. If the Company is unable to replace its vessels at the end of their useful economic lives, the costs of new building could materially increase the Company's capital expenditures. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.

       Operating results are also affected by the Company's participation in the following ventures: (i) the Veesea Joint Venture which operated ten standby safety vessels in the North Sea at December 31, 1996; (ii) the SEAVEC Pool which coordinated the marketing of 15 vessels of both the Company and Toisa in the North Sea standby safety market at December 31, 1996; (iii) the TMM Joint Venture which operated nine vessels in Mexico at December 31, 1996; and (iv) the Smit Joint Ventures which owned and operated 21 vessels in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa at December 31, 1996. See "Business - Joint Ventures and Pooling Arrangements."

       On September 15, 1995, pursuant to the Graham Transaction, the Company acquired 127 vessels used to support the offshore oil and gas exploration and production industry in the U.S. Gulf of Mexico and certain real estate, capital equipment and inventory associated with the operation of these vessels. The acquisition was financed with $74.0 million of borrowings under the DnB Facility. Of the $74.0 million borrowed, $72.9 million was paid to Graham to acquire the purchased assets, and the balance was used to defray $1.2 million in debt issue and acquisition costs. Acquisition costs have been allocated to the vessels acquired and accordingly reported as Property and Equipment. Debt issue costs have been included in Other Assets in the consolidated balance sheet of the Company and will be amortized to interest expense over the life of the related borrowings.

       In November and December 1995, the Company acquired from CNN three towing supply vessels, two anchor handling vessels, and certain other assets for aggregate consideration of $21.55 million ($11.3 million of which was paid by issuing 459,948 shares of Common Stock to CNN and $10.25 million of which was paid in cash) (the "1995 CNN Transaction"). The parties also terminated their existing pooling arrangement and agreed to manage the formerly pooled vessels through FISH.

       During May 1996, the Company completed the McCall Transaction. Thirty-six crew and five utility vessels, primarily serving the oil and gas industry in the U.S. Gulf of Mexico, were part of the McCall Transaction that was accounted for by the Company as a pooling of interests. The Company issued 1,306,550 shares of Common Stock for all of the outstanding capital stock of the McCall Companies. The financial statements herein are based upon the assumption that the companies were combined for the twelve months ended December 31, 1996, and the financial statements and operating statistics of the prior years have been restated to give effect to this business combination.

       Pursuant to the 1996 CNN Transaction, the Company acquired six vessels and certain other assets for aggregate consideration of $22.65 million. In addition, CNN converted $4.75 million principal amount of the Company's 2.5% Convertible Subordinated Notes Due January 1, 2004 (the "2.5% Notes"), which had been issued to CNN by the Company in a vessel acquisition transaction in 1993, into 156,650 shares of Common Stock pursuant to the terms of such notes. The Company also prepaid certain promissory notes at face value of $9.6 million which had been issued pursuant to the same transaction and included shares of Common Stock that were owned by CNN in the 1996 Common Stock Offering (described below under "Liquidity and Capital Resources").

       Pursuant to the Smit Transaction, the Company acquired substantially all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by Smit. The aggregate consideration, including amounts payable under certain lease purchase agreements for two vessels, consisted of: (i) approximately $71.45 million in cash, (ii) 712,000 shares of Common Stock of which 31,517 shares were issued subsequent to December 31, 1996, and (iii) up to $22.0 million principal amount of the Series A 5-3/8% Convertible Subordinated Notes Due November 15, 2006 (the "Smit Convertible Notes") of the Company, of which $15.25 million principal amount were issued at closing and $6.75 million will be issued upon expiration of certain leasing arrangements. The definitive agreements for the Smit Transaction provide for the payment by the Company, in a combination of cash and non-convertible notes, of up to $47.2 million of additional consideration based upon the earnings performance during 1997 and 1998 by certain of the assets acquired from Smit. The acquired assets include a 100% interest in 24 vessels, a 50% interest in nine vessels sold directly by Smit, and Smit's interest in joint ventures that own and operate 12 vessels.

       In connection with the Smit Transaction, the Company and Smit also entered into Ship Management Agreements for the provision by Smit of crewing and technical management services for 20 of the vessels acquired by the Company from Smit.

       In addition, on December 19, 1996, the Company and Smit signed a letter of intent providing for the acquisition of four vessels in the Malaysian Purchase for aggregate consideration of approximately $12.9 million. The terms of the Malaysian Purchase are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the Malaysian Purchase will be consummated.

       Pursuant to the Galaxie Transaction, the Company acquired substantially all of the offshore marine assets of Galaxie for aggregate consideration of $23.61 million, consisting of $20.56 million in cash and 50,000 shares of Common Stock. The assets acquired included 24 vessels, a contract for construction of one additional vessel, and other related tangible and intangible assets. The Galaxie vessels serve the oil and gas industry in the U. S. Gulf of Mexico.

       ENVIRONMENTAL SERVICES

       The Company's environmental services business provides contractual oil spill response services to those who store, transport, produce or handle petroleum and certain other non-petroleum oils as required by OPA 90. NRC's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators and pipeline operators. NRC charges a retainer fee to its customers for ensuring by contract the availability at predetermined rates of NRC's response services. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for spill response as contemplated by response plans filed by NRC's customers in accordance with OPA 90 and various state regulations. NRC also maintains relationships with numerous environmental sub-contractors to assist with equipment maintenance and provide trained personnel for deploying equipment in a spill response.

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

       Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment and materials, (ii) direct charges to NRC for equipment and materials, (iii) participation interests of others in gross profits from oil spill response, and (iv) training and exercises related to spill response preparedness.

       The principal components of NRC's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

       On March 14, 1995, the Company acquired the remaining 57.1% of the outstanding common stock of NRC Holdings, Inc. ("NRC Holdings") that it did not already own prior to the merger of NRC Holdings with and into CRN Holdings, Inc. ("CRN"), a wholly owned subsidiary of SEACOR (the "NRC Merger"). From March 14, 1995, the financial condition, results of operations and cash flows of CRN and its primary operating subsidiary, NRC, are reflected in the Company's consolidated financial statements. Prior to March 14, 1995, the Company reported its 42.9% equity interest in NRC Holdings as an investment in a 50% or less owned company that was accounted for by the equity method. Each share of common stock of NRC Holdings (other than treasury shares and shares held by CRN) outstanding immediately prior to the effective time of the NRC Merger was converted into 2,203.7474 shares of Common Stock. Accordingly, an aggregate of 292,965 shares of Common Stock (having a value of approximately $5.7 million at the time of issuance) were issued to the former stockholders of NRC Holdings.

       On October 27, 1995, the Company and NRC amended certain existing agreements with Coastal and Phibro Energy USA, Inc. ("Phibro"). Those amendments reduced Coastal's and Phibro's participation interests in certain operating results of NRC, reduced their retainer fees payable to NRC and eliminated certain options held by each of them to purchase up to 20% of the fully diluted common stock of NRC. In addition, the agreements with Coastal were modified to

       (i) extend Coastal's service agreement with NRC for an additional three years, (ii) provide for the issuance to Coastal of 311,357 shares of Common Stock (having a value of $7.5 million at the time of issuance), and (iii) obtain Coastal's agreement not to acquire more than 5.0% of the outstanding Common Stock.

       NRC has expanded its coverage area to include the West Coast of the United States through CPA. CPA has established dedicated oil spill response capabilities including two response vessels, response depots, a contractually available Marine Response Network and a client service center.

       RESULTS OF OPERATIONS

       The following table sets forth operating revenue and operating profit by segment for the periods indicated. The offshore marine services segment data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States.

                                                                     YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1996            1995           1994
                                                           -------------   -------------  -------------
OPERATING REVENUE:
  Marine:
    United States......................................  $     134,106  $       72,964  $      63,283
    North Sea..........................................         14,173          13,523         16,222
    West Africa(1).....................................         37,312          14,637         10,189
    Other Foreign(1)...................................          7,966           3,770          4,291
                                                           -------------   -------------  -------------
                                                               193,557         104,894         93,985
  Environmental........................................         30,887          21,765              -
                                                           -------------   -------------  -------------
                                                               224,444         126,659         93,985
                                                           =============   =============  =============
OPERATING PROFIT:
  Marine:
    United States......................................         43,640          17,529         14,040
    North Sea..........................................         (2,545)         (2,952)             7
    West Africa(1).....................................          8,317           3,840          2,582
    Other Foreign(1)...................................          3,616           1,630          1,667
                                                           -------------   -------------  -------------
                                                                53,028          20,047         18,296
  Environmental........................................          5,009           1,626              -
                                                           -------------   -------------  -------------
                                                                58,037          21,673         18,296
    Other income (expense)(2)..........................           (548)            190            (73)
    General corporate administration...................         (3,366)         (2,123)        (2,139)
    Net interest expense...............................         (2,155)         (4,098)        (3,548)
    Minority interest in loss (income) of a subsidiary.            244             321            184
    Equity in earnings of 50% or less owned
     companies, net of tax.............................          1,283             872            975
    Income tax expense.................................        (18,535)         (5,510)        (4,368)
                                                           -------------   -------------  -------------
    Income before extraordinary item...................  $      34,960  $       11,325  $       9,327
                                                           =============   =============  =============

---------
(1) Includes the results of vessels bareboat chartered-out to CNN from January 1994 through September 1995, at which time the bareboat charters were canceled and the Company commenced operating such vessels.
(2) Excludes gain/(loss) from equipment sales or retirement of property and certain other expenses that were reclassified to operating profit in geographical areas of the Marine segment.

       COMPARISON OF YEAR ENDED 1996 TO YEAR ENDED 1995

       The marine business segment's operating revenue increased $88.7 million in the twelve-month period ended December 31, 1996, compared to the twelve-month period ended December 31, 1995, due primarily to a net increase in the number of owned vessels, higher rates per day worked and greater utilization, the termination of bareboat charter-out arrangements for nine Company owned vessels and the charter-in of two additional vessels. Operating revenue earned by 162 vessels acquired in the fourth quarter of 1995 and in 1996 and two newly constructed vessels accounted for $50.8 million or 57% of the increase. Improved rates per day worked and greater utilization of the Company's vessels accounted for an additional $24.8 million or 28% of the increase due primarily to improved market conditions in the U.S. Gulf of Mexico and North Sea. The remaining increase in operating revenue between comparable years was due primarily to the Company's termination of bareboat charter-out arrangements in the fourth quarter of 1995 of nine Company owned vessels operating offshore West Africa and the charter-in of two additional vessels that also operated offshore West Africa in 1996.

       The environmental business segment's operating revenue increased $9.1 million in the twelve-month period ended December 31, 1996 compared to the twelve-month period ended December 31, 1995, due primarily to the consolidation of the financial results of the environmental subsidiaries and higher oil spill response and retainer revenue. The Company's environmental subsidiaries became wholly owned on March 14, 1995; whereas, prior to that date, they were reported in the financial statements under the equity method of accounting. Oil spill response revenue increased due to higher response activity. Retainer revenue increased due to the addition of two significant customers and greater voyage activity.

       The marine business segment's operating profit increased $33.0 million in the twelve-month period ended December 31, 1996, compared to the twelve-month period ended December 31, 1995. The increase was due primarily to the factors affecting operating revenue as outlined in the preceding paragraph; however, operating and administrative expenses also increased. Operating expenses increased primarily due to an increase in
       (i) the number of vessels drydocked and repaired, (ii) crew wage and related benefit costs in the U.S., and (iii) engine repairs. Administrative expenses increased primarily due to an increase in (i) wage and related benefit costs, (ii) bad debt provisions for trade accounts receivable, (iii) cost resulting from the consolidation of certain U.S. operations, and (iv) commitment fees paid a bank under a revolving credit loan facility established in late 1995. Gains from the sale of vessels declined as the Company sold less marketable equipment in the current year. Five supply, one crew, and six utility vessels were sold in the U.S. in 1995; whereas, during 1996, sixteen utility vessels were sold in the U.S.

       The environmental business segment's operating profit increased $3.4 million in the twelve-month period ended December 31, 1996 compared to the twelve-month period ended December 31, 1995, due primarily to the factors affecting operating revenue mentioned in the discussion above.

       In the twelve-month period ended December 31, 1996, other expense includes $0.5 million of cost to complete the McCall Transaction. In the twelve-month period ended December 31, 1995, other income related primarily to a $0.2 million gain recognized in conjunction with the Company's purchase of $2.3 million principal amount of its outstanding 6.0% Convertible Subordinated Notes Due July 1, 2003 (the "6.0% Notes"). The gain represented the difference between the amount paid to acquire the 6.0% Notes and their carrying amount, net after giving effect to a write-off of certain unamortized deferred financing costs associated with the original sale of such securities.

       Overall administrative and general expenses, related primarily to operating activities, but including corporate expenses, increased $8.4 million in the twelve-month period ended December 31, 1996, compared to the twelve-month period ended December 31, 1995. The marine business segment accounted for $7.5 million of the increase between comparable years and related primarily to an increase in managerial staff and other administrative costs necessary to support fleet growth and other factors as mentioned in the discussion above of the marine business segment's operating profit. Corporate administrative and general expenses increased $1.2 million between comparable years due primarily to greater salary expense and costs associated with listing the Common Stock on the NYSE. The environmental business segment's administrative costs increased between comparable years due primarily to the consolidation of the financial results of the environmental subsidiaries. The Company's administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance and franchise taxes.

       Overall depreciation and amortization expense, which related primarily to operating activities, increased $6.1 million in the twelve-month period ended December 31, 1996, compared to the twelve-month period ended December 31, 1995. The marine business segment accounted for $5.6 million of this increase between comparable periods and related primarily to fleet growth. The remainder of the increase between comparable periods was due primarily to the consolidation of the financial results of the environmental subsidiaries.

       Net interest expense decreased $1.9 million between comparable years. Interest expense decreased primarily due to a decrease in outstanding indebtedness that was caused primarily by the 6.0% Note Conversion (described below under "Liquidity and Capital Resources") and normal and accelerated principal repayments. This decrease was partially offset by additional interest expense related primarily to borrowings under the Convertible Notes (described below under "Liquidity and Capital Resources") and the DnB Facility. Interest income increased between comparable years due primarily to greater invested cash balances resulting from improved operating results and net proceeds received from the Convertible Notes.

       In the twelve-month period ended December 31, 1996, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in the TMM Joint Venture, FISH, and a recently organized joint venture which provides environmental services on the West Coast of the U.S. In the comparable periods of 1995, equity earnings were realized exclusively from the Company's participation in the TMM Joint Venture.

       COMPARISON OF YEAR ENDED 1995 TO YEAR ENDED 1994

       Excluding $14.4 million in operating revenue generated by the vessels acquired in the Graham Transaction, marine operating revenue declined for the year ended December 31, 1995 compared to the year ended December 31, 1994, due primarily to decreases in rates per day worked and overall utilization levels in the U.S. Gulf of Mexico and North Sea. Reduced rates per day worked and utilization resulted from weak market conditions, the renewal of a long-term charter for six vessels at substantially reduced rates in the North Sea and the removal from service for extended periods of several vessels in each market in 1995. A reduced number of vessels resulting from the sale of equipment, a decline in the Company's share of the results of the pooling arrangement with CNN and a negative effect from the Company's participation in the SEAVEC Pool also contributed to the decline in operating revenue. These declines were offset by an improvement between years in revenue generated from the Company's vessels operating in offshore West Africa due to strong market conditions. Additionally, utilization and rates per day worked in the U.S. Gulf of Mexico and North Sea improved during the third and fourth quarters of 1995.

       Environmental operating revenue for the 1995 period consisted of $12.9 million in retainer and other revenue and $8.9 million in oil spill response revenue. Oil spill response gross profit (oil spill response revenue less costs of oil spill response) was $1.3 million in the nine and one-half month period ended December 31, 1995. Spill response profit was primarily due to response activities associated with an oil spill in the Delaware River near Philadelphia, Pennsylvania during the third quarter of 1995.

       Excluding $5.4 million of operating profit generated by the vessels acquired in the Graham Transaction, marine operating profit declined for the year ended December 31, 1995 compared to the year ended December 31, 1994. The decrease in operating profit was primarily due to the factors affecting operating revenue as outlined above. Additional factors contributing to the decline in operating profit were (i) rising wage costs, (ii) increased health insurance costs in the U.S. and (iii) higher fuel costs resulting from a contract renewal for six of the Company's vessels operating in the North Sea. The decline in operating profit was offset by (i) gains recognized from the sale of vessels, (ii) reduced repair and maintenance costs, primarily related to lower drydocking expenses, (iii) the beneficial effect of strong market conditions in offshore West Africa, (iv) a decline in expenses resulting from the full amortization of certain previously deferred mobilization costs and (v) reduced litigation and settlement costs relating to the settlement of a lawsuit in 1994.

       In the year ended December 31, 1995, other income related primarily to a $0.2 million gain recognized in conjunction with the Company's purchase of $2.3 million principal amount of the 6.0% Notes. The gain represented the difference between the amount paid to acquire the 6.0% Notes and their carrying amount, net after giving effect to a write-off of certain unamortized deferred financing costs associated with the original sale of such securities.

       Corporate administrative and general expenses remained constant between years, but total administrative and general costs increased. Administrative and general expenses associated with the marine segment, which is included in operating profit, increased between years. This increase resulted primarily from (i) $1.3 million in expenses incurred in connection with managing the vessels acquired from Graham for three and one-half months, (ii) fees charged by FISH to manage the Company's vessels operating offshore West Africa and in the Arabian Gulf, commencing October 1, 1995, and (iii) increasing wage costs. Environmental administrative and general expense for the 1995 period, which is also included in operating profit, was $5.0 million. The Company's administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance and franchise taxes.

       Total depreciation and amortization expense, which primarily relates to operating activities, was $18.8 million for the year ended December 31, 1995 compared to $14.1 million for the year ended December 31, 1994. Depreciation and amortization associated with the Company's marine segment, which is included in operating profit, increased between years. This increase resulted primarily from (i) $1.4 million in expense incurred in connection with depreciating assets acquired from Graham for three and one-half months,
       (ii) the acquisition of vessels in the 1995 CNN Transaction, (iii) capital improvements made aboard existing vessels and (iv) the acquisition of office equipment and leasehold improvements. The Company's environmental segment's depreciation and amortization for the 1995 period, which is also included in operating profit, was $2.9 million.

       Excluding the effect of $1.4 million of interest expense associated with borrowings under the DnB Facility to finance the Graham Transaction and $0.4 million in interest expense associated with the environmental segment, net interest expense decreased between comparable years. This decrease resulted primarily from the normal and accelerated repayment of outstanding indebtedness. Interest expense was offset by an increase between years in interest income earned on temporary cash investments due primarily to higher interest rates and invested cash balances and notes due from 50% or less owned entities.

       In the year ended December 31, 1995, equity in the net earnings of 50% or less owned companies, net of applicable income taxes, resulted primarily from the Company's investment in the TMM Joint Venture. In the comparable period of 1994, earnings realized from the TMM Joint Venture were less significant because the venture commenced operations during that year. Equity earnings recognized during 1994 were generated primarily from the Company's investment in NRC Holdings. During the first quarter of 1995, the NRC Merger was completed and from March 14, 1995, the financial condition, results of operations and cash flows of these environmental activities have been included in the consolidated financial statements of the Company and are no longer reported on the equity method.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of Common Stock, debt or a combination thereof to finance the acquisition of equipment and businesses or improvements to existing equipment.

       Certain of SEACOR's subsidiaries, Arthur Levy Enterprises, Inc., Graham Offshore Inc. and SEACOR Offshore Inc. are parties (the "Borrowing Subsidiaries") to the DnB Facility, with DnB as lender, and the Company as guarantor of the Borrowing Subsidiaries' obligations thereunder. At December 31, 1996, $8.6 million principal amount of borrowings was outstanding under the DnB Facility. In 1995, borrowings under the DnB Facility were used to finance the acquisition of certain offshore marine service vessels and other related assets pursuant to the Graham Transaction, to pay certain financing and acquisition costs incurred in connection with the Graham Transaction and to fund working capital requirements in respect of these acquired vessels. Until termination of the DnB Facility, a commitment fee is payable to DnB on a quarterly basis, computed at the rate of one-half of one percent per annum on the average unfunded portion of the credit facility.

       Pursuant to the DnB Facility, the Borrowing Subsidiaries may borrow up to $85.0 million aggregate principal amount (the "Maximum Committed Amount") of senior secured revolving bridge loans any time prior to March 31, 1997 (the "Extended Term"). At the Company's election, such loans, on or prior to March 31, 1997, may be converted into senior secured reducing revolving credit loans maturing on January 31, 2004.

       During the Extended Term outstanding borrowings bear interest at an annual rate equal to 125 basis points above LIBOR (i.e., approximately 7.6% per annum at December 31, 1996). If the Borrowing Subsidiaries elect to convert the senior secured bridge loans to senior secured reducing revolving credit loans (the "Term Loans"), the Maximum Committed Amount automatically will decrease semiannually by certain percentages described in the DnB Facility. The DnB Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level and a specified debt service coverage ratio. The Company also is prohibited from entering into additional indebtedness above a certain level without consent. Pursuant to the DnB Facility, the Term Loans would bear interest at the annual rate equal to a maximum of 150 basis points above LIBOR.

       Borrowings outstanding pursuant to the DnB Facility are secured by, among other things, a guaranty by the Company of the obligations of the Borrowing Subsidiaries, first preferred mortgages on vessels owned by the Borrowing Subsidiaries, a negative pledge relating to certain vessels and an assignment of earnings and certain contract rights with respect to vessels owned and operated by the Borrowing Subsidiaries. If the Borrowing Subsidiaries exercise the aforementioned conversion election, certain additional subsidiaries of the Company will be required to guaranty the obligations of the Borrowing Subsidiaries under the DnB Facility and provide mortgages on additional vessels to secure such guaranty.

       The Company is currently engaged in negotiations with DnB relating to the possible replacement of the DnB Facility with a new facility. The negotiations are preliminary in nature and there can be no assurance that the Company and DnB will enter into any definitive documentation with respect to a new facility.

       As part of the 1996 CNN Transaction, the Company prepaid certain promissory notes due CNN at face value of $9.6 million and CNN exercised its right to convert the 2.5% Notes into an aggregate of 156,650 shares of Common Stock which were sold by CNN in the 1996 Common Stock Offering (defined below).

       In July 1996, the Company completed a public offering and sold 909,235 shares of its Common Stock to the public at a price of $43.50 per share (the "1996 Common Stock Offering"). The proceeds received from this sale, net of the underwriting discount, totaled $37.7 million. The Company incurred $0.5 million in expenses associated with this stock offering (other than the underwriting discount). In addition, in December 1995, the Company completed a public offering of its Common Stock and sold 1,612,500 shares at a price to the public of $24.25 per share (the "1995 Common Stock Offering"). The proceeds received from this sale, net of the underwriting discount, totaled $36.9 million. The Company incurred $0.6 million in expenses associated with this stock offering (other than underwriting discount).

       On July 12, 1996, following notice from the Company of the redemption on such date of all $55.25 million principal amount of its 6.0% Notes, the holders thereof converted all of such 6.0% Notes into an aggregate of 2,156,083 shares of Common Stock issued by the Company (the "6.0% Note Conversion").

       On November 5, 1996, the Company completed a private placement of $172.5 million aggregate principal amount of 5-3/8% Convertible Subordinated Notes Due November 15, 2006 (the "Convertible Notes") of the Company (the "Convertible Notes Placement"). In connection with the Convertible Notes Placement, the Company incurred $4.3 million in costs associated with the sale of the Convertible Notes, including $3.9 million of underwriters' discount.

       In connection with the McCall Acquisition, the 1996 CNN Transaction, the 6.0% Note Conversion, the Smit Transaction, the NRC Merger, the Coastal and Phibro transactions and the 1995 CNN Transaction, at December 31, 1996, the Company had issued 5,364,036 shares of its Common Stock. In addition, if all of the Smit Convertible Notes issued in the Smit Transaction and all of the Convertible Notes issued in the Convertible Notes Placement were converted into Common Stock, the Company would issue a total of 2,946,966 shares of Common Stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of Common Stock per $1,000 principal amount of the such notes).

       On February 24, 1997, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $35.0 million of the Company's Common Stock and/or Convertible Notes. The amount may be increased up to $50.0 million under certain circumstances.

       The Company's cash flow levels and operating revenues primarily are determined by vessels' rates per day worked, overall vessel utilization, the size of the Company's fleet and the level of spill response activity. Factors relating to the marine segment are affected directly by the volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control.

       Net cash provided by operating activities was $58.7 million, $9.9 million, and $21.1 million in 1996, 1995, and 1994, respectively. The increase in cash flows from operating activities in 1996 was due primarily to an increase in the marine business segment's direct vessel contribution (defined as operating revenues net of direct vessel operating expenses). Direct vessel contribution rose due primarily to a net increase in the number of owned vessels and improvement in rates per day worked and utilization in the U.S. Gulf of Mexico. The decrease in cash flows from operating activities in 1995 compared to the prior year was due primarily to a decline in the marine segment's direct vessel contribution, excluding the effect of the Graham Transaction, and net working capital. Direct vessel contribution declined due primarily to decreases in rates per day worked and utilization of the Company's vessels operating in the U.S. Gulf of Mexico and North Sea that was caused by weak market conditions. Working capital declined due primarily to an increase between periods in outstanding receivables resulting primarily from higher rates per day worked and utilization in periods that affect those receivables at the relevant period ends and the return of ten vessels to full operational status that were bareboat chartered-out in the prior years. The Graham Transaction and NRC Merger also caused the Company's cash flows from operating activities to decline in 1995 due primarily to their working capital requirements.

       Net cash used in investing activities was $100.1 million, $78.7 million, and $4.9 million in 1996, 1995, and 1994, respectively. During 1996, the Company's use of cash in investing activities related primarily to (i) $54.4 million in the Smit Transaction, (ii) $22.65 million in the 1996 CNN Transaction, (iii) $14.0 million in costs to construct two crew vessels and improve certain project, supply, anchor handling towing supply and utility vessels, and (iv) $12.3 million in costs associated with anchor handling towing supply and crew vessels under construction. Proceeds from the sale of vessels declined as vessels with lower market values were sold in 1996 compared to 1995. Further, cash acquired in a business combination did not recur between 1996 and 1995. During 1995, the Company (i) completed the Graham Transaction for an aggregate purchase price of $72.9 million and paid $0.6 million in acquisition costs, (ii) completed the 1995 CNN Transaction of which $10.25 million was paid in cash, and (iii) made improvements to vessels and acquired other capital equipment. Cash flow improved from investing activities in 1995 compared to 1994 due primarily to the sale of marine segment vessels and from cash acquired in the NRC Merger. During 1994, cash used in investing activities related primarily to the acquisition of property and equipment and investment in and advances to the TMM Joint Venture.

       Net cash provided by financing activities was $161.5 million and $53.3 million in 1996 and 1995, respectively; however, net cash of $7.7 million was used in financing activities in 1994. During 1996, cash provided by financing activities resulted primarily from (i) $168.2 million in net proceeds from the sale of the Convertible Notes, (ii) $37.2 million in net proceeds from the Company's 1996 Common Stock Offering, including $0.5 million of expenses associated with the offering, (iii) $7.7 million borrowed under the DnB Facility, and (iv) $1.3 million in proceeds from the exercise of stock options. Cash was used during 1996 for the repayment of $40.0 million of indebtedness outstanding under the DnB Facility and $12.9 million principal amount due under promissory notes and capital leases. In 1995, the Company's borrowings under the DnB Facility and 1995 Common Stock Offering provided $85.0 million and $36.3 million, respectively, from financing activities. Cash used in financing activities in 1995 resulted primarily from (i) the Company's repayment of the remaining outstanding principal balance of $12.5 million due under a certain Credit Agreement between NRC and CIBC Inc., (ii) the purchase of $2.25 million of the then outstanding $57.5 million principal amount of the 6.0% Notes in the open market for $1.98 million, (iii) the optional and accelerated principal prepayment of $2.3 million on a loan with Nederlandse Scheepshypotheekbank N.V., (iv) the repayment of $45.0 million under the DnB Facility and (v) the normal repayment of principal amounts due under notes payable and capital leases. Net cash used in financing activities in 1994 was due to the normal repayment of principal amounts due under notes payable.

       CAPITAL EXPENDITURES

       The Company may make selective acquisitions of marine vessels or fleets of marine vessels and oil spill response equipment and/or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its marine vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations and, potentially, through the issuance of additional shares of its Common Stock or additional indebtedness.

       In the twelve-month period ended December 31, 1996, the Company's additions to property and equipment totaled $157.9 million and primarily related to capital expenditures made by the marine segment in (i) the Smit Transaction for vessels and related equipment, (ii) the 1996 CNN Transaction for vessels, and (iii) vessel improvements and vessel construction.

       The Company has committed to build vessels over the next two years for an aggregate capital expenditure of approximately $108.0 million. Approximately $20.5 million has been funded and approximately $9.4 million is committed to be paid by TMM pursuant to a Memorandum of

       Understanding, dated September 25, 1996, between TMM and the Company relating to construction of several vessels. Expenditures for environmental compliance to modify marinesegment vessels have not been a significant component of the Company's capital budget.

       ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and related notes are included in
       Part IV of this Form 10-K on pages 39 through 68.

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III


       ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       As permitted by General Instruction G. to this Form 10-K, other than information with respect to the Company's executive officers which is set forth in Item 4A of Part I of this Form 10-K, the information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

       ITEM 11.     EXECUTIVE COMPENSATION

       As permitted by General Instruction G. to this Form 10-K, other than the information which appears under the captions "Report on Executive Compensation" and "Performance Graph" appearing in pages 14 through 18 of the Company's definitive proxy statement, the information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

       ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

       As permitted by General Instruction G. to this Form 10-K, the information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

       ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As permitted by General Instruction G. to this Form 10-K, the information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV


       ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

       (a)          Documents filed as part of this report:

                    1. and 2. Financial Statements and Financial Statement Schedules.

                    See Index to Consolidated Financial Statements and Financial Statement Schedules on page 39 of this Form 10-K.

                    3. Exhibits:

                    See Index to Exhibits on pages 71-76 of this Form 10-K.

       (b)          Reports on Form 8-K:

                    Current Report on Form 8-K dated October 24,1996 and filed with the Securities and Exchange Commission on October 24, 1996 (reporting under Item 5 of the Current Report on Form 8-K with respect to the Convertible Notes Placement).

                    Current Report on Form 8-K dated December 19, 1996 and filed with the Securities and Exchange Commission on December 24, 1996, as amended by Amendment No. 1 to the Current Report on Form 8-K/A dated December 19, 1996 and filed with the Securities and Exchange Commission on March 4, 1997 (reporting under Items 2, 7 and 9 of the Current Report on Form 8-K with respect to the Smit Transaction and including therein financial statements required by Rule 3-05(b) and
                    Article 11 of Regulation S-X).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEACOR HOLDINGS, INC.
                                            (Registrant)

                                            By:   /s/ Charles Fabrikant
                                                  ------------------------
                                                  Charles Fabrikant,
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer

       Date: March 11, 1997

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                     Title                                      Date
       ---------                                     -----                                      ----
       /s/ Charles Fabrikant                Chairman of the Board, President              March 11, 1997
       --------------------------           President and Chief Executive
       Charles Fabrikant                    Officer (Principal Executive Officer)

       /s/ Randall Blank                    Executive Vice President, Chief               March 11, 1997
       --------------------------           Financial Officer and Secretary
       Randall Blank                        (Principal Financial Officer)


       /s/ Milton Rose                      Vice President                                March 11, 1997
       --------------------------
       Milton Rose

       /s/ Mark Miller                      Vice President                                March 11, 1997
       --------------------------
       Mark Miller

       /s/ Timothy McKeand                  Vice President                                March 11, 1997
       --------------------------
       Timothy McKeand

       /s/ Anthony R. Jones                 Vice President                                March 11, 1997
       --------------------------
       Anthony R. Jones




                               SIGNATURES (CONT.)


       Signature                                  Title                                 Date
       ---------                                  -----                                 ----
       /s/ Keith Gregory                    Vice President                          March 11, 1997
       --------------------------
       Keith Gregory

       /s/ Lenny P. Dantin                  Vice President and                      March 11, 1997
       --------------------------           Treasurer (Principal Accounting
       Lenny P. Dantin                      Officer and Controller)


       /s/ Granville E. Conway              Director                                March 11, 1997
       -----------------------
       Granville E. Conway

       /s/ Michael E. Gellert               Director                                March 11, 1997
       --------------------------
       Michael E. Gellert

       /s/ Robert J. Pierot                 Director                                March 11, 1997
       --------------------------
       Robert J. Pierot

       /s/ Stephen Stamas                   Director                                March 11, 1997
       --------------------------
       Stephen Stamas

       /s/ Richard M. Fairbanks III         Director                                March 11, 1997
       --------------------------
       Richard M. Fairbanks III

       /s/ Pierre de Demandolx              Director                                March 11, 1997
       ---------------------------
       Pierre de Demandolx


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



Financial Statements:
                                                                          Page
       Report of Independent Public Accountants..........................   40

       Consolidated Balance Sheets - December 31, 1996 and 1995..........   41

       Consolidated Statements of Income for each of the three years
          ended December 31, 1996........................................   42

       Consolidated Statements of Changes in Equity for each of the
          three years ended December 31, 1996............................   43

       Consolidated Statements of Cash Flows for each of the three years
          ended December 31, 1996........................................   44

       Notes to Consolidated Financial Statements........................   45

Financial Schedules:

       Reports of Independent Public Accountants on Financial
          Statement Schedule.............................................   69

       Valuation and Qualifying Accounts for each of the three
          years ended December 31, 1996..................................   70

       All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



       To SEACOR Holdings, Inc.:

       We have audited the accompanying consolidated balance sheets of SEACOR Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of CRN Holdings Inc. and subsidiaries, which statements reflect total assets and total revenues of 9 percent and 17 percent, respectively, in 1995 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SEACOR Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP

       New Orleans, Louisiana
       February 19, 1997


                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS                                                1996             1995
                                                                                         ---------------  ---------------
Current Assets:
   Cash and cash equivalents........................................................   $      149,053   $       28,786
   Investment securities............................................................              311              623
   Trade and other receivables, net of allowance for
     doubtful accounts of $475 and $380, respectively...............................           46,469           32,900
   Affiliate receivables............................................................            2,224              872
   Inventories......................................................................            1,559            1,602
   Prepaid expenses and other.......................................................            1,865            3,490
                                                                                         ---------------  ---------------
       Total current assets.........................................................          201,481           68,273
                                                                                         ---------------  ---------------
Investments, at Equity and Receivables from 50% or Less Owned Companies.............           21,316            6,484
                                                                                         ---------------  ---------------
Property and Equipment:
   Vessels and equipment............................................................          475,566          327,352
   Other............................................................................           23,333           10,594
                                                                                         ---------------  ---------------
                                                                                              498,899          337,946
   Less-accumulated depreciation....................................................          101,123           75,038
                                                                                         ---------------  ---------------
                                                                                              397,776          262,908
                                                                                         ---------------  ---------------
Other Assets........................................................................           15,882           13,218
                                                                                         ---------------  ---------------
                                                                                       $      636,455   $      350,883
                                                                                         ===============  ===============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt................................................   $        1,793   $        2,661
   Loans to stockholders............................................................                -            1,665
   Accounts payable - trade.........................................................           14,690            7,325
   Accounts payable - affiliates....................................................              734                -
   Accrued interest.................................................................            1,450              127
   Accrued wages....................................................................            3,377            2,136
   Accrued income taxes.............................................................            2,182            1,365
   Other current liabilities........................................................            5,057            4,471
                                                                                         ---------------  ---------------
       Total current liabilities....................................................           29,283           19,750
                                                                                         ---------------  ---------------
Long-Term Debt .....................................................................          218,659          108,434
Deferred Income Taxes...............................................................           33,749           36,182
Deferred Gain and Other Liabilities.................................................            2,719            2,116
Minority Interest in Subsidiary.....................................................              974              937
Stockholders' Equity:
   Common stock, $.01 par value, 20,000,000 shares authorized; 13,888,133 and
     9,886,393 shares issued and 13,831,365 and 9,830,625 shares
     outstanding in 1996 and 1995, respectively.....................................              139               99
   Additional paid-in capital.......................................................          258,904          127,317
   Retained earnings................................................................           92,005           57,852
   Less 56,768 and 55,768  shares held in treasury in 1996 and 1995, respectively,
     at cost........................................................................             (622)            (576)
   Unamortized restricted stock.....................................................             (279)            (159)
   Currency translation adjustments.................................................              924           (1,069)
                                                                                         ---------------  ---------------
       Total stockholders' equity...................................................          351,071          183,464
                                                                                         ---------------  ---------------
                                                                                       $      636,455    $     350,883
                                                                                         ===============  ===============

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.



                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          1996             1995             1994
                                                                     ---------------  ---------------  ---------------
Operating Revenue:
   Marine........................................................ $       193,557   $      104,894   $       93,985
   Environmental -
     Oil spill response..........................................          12,466            8,927                -
     Retainer and other services.................................          18,421           12,838                -
                                                                     ---------------  ---------------  ---------------
                                                                          224,444          126,659           93,985
                                                                     ---------------  ---------------  ---------------
Costs and Expenses:
   Cost of spill response........................................          10,398            7,643                -
   Operating expenses -
     Marine......................................................         108,043           66,205           55,860
     Environmental...............................................           6,227            4,580                -
   Administrative and general....................................          22,304           13,953            7,278
   Depreciation and amortization.................................          24,967           18,842           14,108
                                                                     ---------------  ---------------  ---------------
                                                                          171,939          111,223           77,246
                                                                     ---------------  ---------------  ---------------

Operating Income.................................................          52,505           15,436           16,739
                                                                     ---------------  ---------------  ---------------

Other Income (Expense):
   Interest income...............................................           3,558            2,583            1,874
   Other.........................................................            (104)             228             (267)
   Gain/(loss) from equipment sales or retirements...............           2,264            4,076             (388)
   McCall acquisition costs......................................            (542)               -                -
   Interest expense..............................................          (5,713)          (6,681)          (5,422)
                                                                     ---------------  ---------------  ---------------
                                                                             (537)             206           (4,203)
                                                                     ---------------  ---------------  ---------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   of 50% or Less Owned Companies, and Extraordinary Item........          51,968           15,642           12,536
                                                                     ---------------  ---------------  ---------------
Income Tax Expense (Benefit):
   Current.......................................................          15,215            5,175            4,516
   Deferred......................................................           3,320              335             (148)
                                                                     ---------------  ---------------  ---------------
                                                                           18,535            5,510            4,368
                                                                     ---------------  ---------------  ---------------
Income Before Minority Interest, Equity in Earnings of 50% or
   Less Owned Companies and Extraordinary Item...................          33,433           10,132            8,168
Minority Interest in Loss of a Subsidiary........................             244              321              184
Equity in Net Earnings of 50% or Less Owned Companies............           1,283              872              975
                                                                     ---------------  ---------------  ---------------
Income Before Extraordinary Item.................................          34,960           11,325            9,327
Extraordinary Item - Loss on Extinguishment of Debt, net of
   income taxes..................................................             807                -                -
                                                                     ---------------  ---------------  ---------------
Net Income....................................................... $        34,153   $       11,325   $        9,327
                                                                     ===============  ===============  ===============

Earnings (Loss) Per Common Share - Assuming No Dilution:
   Income before extraordinary item.............................. $          3.03   $         1.50   $         1.31
   Extraordinary item............................................            (.07)              -                 -
                                                                     ---------------  ---------------  ---------------
   Net income.................................................... $          2.96   $         1.50   $         1.31
                                                                     ===============  ===============  ===============
Earnings (Loss) Per Common Share - Assuming Full Dilution:
   Income before extraordinary item.............................. $          2.73   $         1.36   $         1.22
   Extraordinary item............................................            (.06)             -                -
                                                                     ---------------  ---------------  ---------------
   Net income.................................................... $          2.67   $         1.36   $         1.22
                                                                     ===============  ===============  ===============
Weighted Average Common Shares:
   Assuming no dilution..........................................      11,533,198        7,547,330        7,142,355
   Assuming full dilution........................................      13,568,933       10,032,339        9,625,544

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.


                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)




                                                                                                   Unamortized    Currency
                                               Common      Additional      Retained    Treasury    Restricted    Translation
                                                Stock    Paid-in Capital   Earnings      Stock        Stock      Adjustments
 ------------------------------------------- ----------- -------------- ------------- ----------- ------------- -------------
 1996
 ------------------------------------------
 Balance, December 31, 1995                $         99    $  127,317    $   57,852    $  (576)     $     (159)   $   (1,069)
 Add      - Net income for the year
              ended December 31, 1996                 -             -        34,153          -               -             -
          - Issuance of common stock:
              Public offering                         9        37,670             -          -               -             -
              2.5% note conversion                    2         3,939             -          -               -             -
              6% note conversion                     21        53,764             -          -               -             -
              Smit vessel acquisition                 7        33,635             -          -               -             -
              Exercise of stock options               1         2,452             -          -               -             -
              Issuance of restricted stock            -           575             -          -            (575)            -
          - Cancellation of restricted
              stock                                   -             -             -        (46)             46             -
          - Amortization of restricted
              stock                                   -             -             -          -             409             -
          - Net currency translation
              adjustments                             -             -             -          -               -         1,993
 Deduct   - Public offering costs                     -          (448)            -          -               -             -
                                             ----------- -------------- ------------- -----------   -------------- ---------
 Balance, December 31, 1996                $       139     $  258,904    $   92,005    $  (622)     $     (279)    $     924
============================================================================================================================
 1995
 ------------------------------------------
 Balance, December 31, 1994                $         72    $   66,319    $   46,528    $  (576)     $        -     $    (861)
 Add      - Net income for the year
              ended December 31, 1995                 -             -        11,325          -               -             -
          - Issuance of common stock:
              NRC merger                              3         5,704             -          -               -             -
              CNN acquisition                         5        11,295             -          -               -             -
              Public offering                        16        36,926             -          -               -             -
              Coastal/Phibro transaction              3         7,497             -          -               -             -
              Other                                   -             4             -          -               -             -
          - Issuance of restricted stock              -           216             -          -            (216)            -
          - Amortization of restricted
              stock                                   -             -             -          -              57             -
 Deduct   - Public offering costs                     -          (644)            -          -               -             -
          - Dividends paid                            -             -            (1)         -               -             -
          - Net currency translation
              adjustments                             -             -             -          -               -          (208)
                                             ----------- -------------- ------------- -----------   -------------- ---------
 Balance, December 31, 1995                $         99    $  127,317    $   57,852    $  (576)     $     (159)    $  (1,069)
============================================================================================================================
 1994
 ------------------------------------------
 Balance, December 31, 1993                $         72    $   66,319    $   37,202    $  (576)     $        -     $  (2,484)
 Add      - Net income for the year
              ended December 31, 1994                 -             -         9,327          -               -             -
          - Net currency translation
              adjustments                             -             -             -          -               -         1,623
 Deduct   - Dividends paid                            -             -            (1)         -               -             -
                                             ----------- -------------- ------------- -----------   -------------- ---------
 Balance, December 31, 1994                $         72    $   66,319    $   46,528    $  (576)     $        -     $    (861)
 ===========================================================================================================================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.


                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)


                                                                             1996           1995           1994
                                                                         -------------- -------------  -------------
Cash Flows from Operating Activities:
Net Income..............................................................$     34,153  $      11,325  $       9,327
Depreciation and amortization...........................................      24,967         18,842         14,108
   Mobilization amortization............................................          40             44            415
   Restricted stock amortization........................................         409             57              -
   Bad debt expense.....................................................         238            100             98
   Debt discount amortization...........................................         137            277            309
   Deferred income taxes................................................       3,320            335           (148)
   Equity in net earnings of 50% or less owned companies................      (1,283)          (872)          (975)
   Extraordinary loss, extinguishment of debt...........................         807              -              -
   Gain on purchase of 6% Convertible Subordinated Notes................           -           (199)             -
   (Gain)/loss from equipment sales or retirements......................      (2,264)        (4,076)           388
   Minority interest in loss of a subsidiary............................        (244)          (321)          (184)
   Other................................................................         239            257            176
   Changes in operating assets and liabilities -
     Decrease in restricted cash........................................           -            308             87
     (Increase) in receivables..........................................     (14,819)       (14,807)          (261)
     (Increase) decrease in inventories.................................          69            (79)          (255)
     (Increase) decrease in prepaid expenses and other assets...........         609         (1,620)          (236)
     Increase (decrease) in accounts payable, accrued and other
        liabilities.....................................................      12,359            368         (1,699)
                                                                         -------------- -------------  -------------
       Net cash provided by operations..................................      58,737          9,939         21,150
                                                                         -------------- -------------  -------------
Cash Flows from Investing Activities:
   Purchases of property and equipment..................................     (50,794)       (14,534)        (3,371)
   Proceeds from the sale of marine vessels and equipment...............       3,441          7,522            450
   Investments in and advances to 50% or less owned companies...........         (65)          (916)        (1,342)
   Principal payments on notes due from 50% or less owned companies.....         942            431              -
   Principal payments received under a sale-type lease..................         183            117              -
   Cash acquired in the NRC Merger......................................           -          2,176              -
   Acquisition of John E. Graham & Sons.................................           -        (73,463)             -
   Purchase of investment securities....................................        (330)           (28)          (592)
   Proceeds from sale of investment securities..........................         642              -              -
   Acquisition of vessels and joint venture interests from SMIT
      Internationale N.V................................................     (54,427)             -              -
   Other ...............................................................         288              -              -
                                                                         -------------- -------------  -------------
       Net cash (used in) investing activities..........................    (100,120)       (78,695)        (4,855)
                                                                         -------------- -------------  -------------
Cash Flows from Financing Activities:
   Payments of long-term debt and stockholder loans.....................     (52,743)       (66,609)       (10,888)
   Proceeds from issuance of long-term debt and stockholder loans.......       7,711         87,283          3,175
   Net proceeds from sale of common stock and capital contribution......      37,231         36,302              -
   Purchase of 6% Convertible Subordinated Notes........................           -         (1,980)             -
   Debt issue cost, Den norske Bank ASA, revolving credit facility......           -           (667)             -
   Payments on capital lease obligations................................        (172)        (1,037)             -
   Net proceeds from sale of 5-3/8% Convertible Subordinated Notes......     168,189                             -
   Proceeds from the exercise of stock options..........................       1,266              -              -
   Payment of dividends.................................................           -             (1)            (1)
                                                                         -------------- -------------  -------------
       Net cash provided by (used in) financing activities..............     161,482         53,291         (7,714)
                                                                         -------------- -------------  -------------

Effects of Exchange Rate Changes on Cash and Cash Equivalents...........         168            (81)           130
                                                                         -------------- -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents....................     120,267        (15,546)         8,711
Cash and Cash Equivalents, beginning of period..........................      28,786         44,332         35,621
                                                                         -------------- -------------  -------------
Cash and Cash Equivalents, end of period................................$    149,053  $      28,786  $      44,332
                                                                         ============== =============  =============

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

       SEACOR Holdings, Inc. ("SEACOR") and its subsidiaries (the "Company") furnish vessel support to the offshore oil and gas exploration and production industry and provide contractual oil spill response and related services to companies who store, transport, produce, or handle petroleum and certain non-petroleum oils as required by the Oil Pollution Act of 1990 ("OPA 90"). The Company operates principally in the United States, offshore West Africa, the North Sea, the Far East, and Latin America.

       BASIS OF CONSOLIDATION --

       The consolidated financial statements include the accounts of SEACOR and its subsidiaries including the McCall Affiliated Companies (see Note 5), all of which are wholly owned by SEACOR, except for a 9% minority interest in a subsidiary that owns 11 vessels which operate primarily in the North Sea. The equity method of accounting is used by the Company when it has a 20% to 50% ownership interest in other entities and the ability to exercise significant influence over their operating and financial policies. The investments in 50% or less owned entities are carried at cost, adjusted for the Company's equity in their undistributed earnings. All significant intercompany accounts and transactions between the Company and its majority and wholly owned subsidiaries have been eliminated in consolidation.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS --

       Cash equivalents refer to securities with original maturities of three months or less.

       INVESTMENT SECURITIES --

       The Company holds investments in U.S. Government debt securities. These securities are accounted for as held-to-maturity securities; and, accordingly are reflected at amortized cost, which approximates fair value at December 31, 1996 and 1995.

       ACCOUNTS RECEIVABLE --

       Customers of vessel support services are primarily major and large independent oil and gas exploration and production companies; whereas, customers of oil spill response services include tank vessel owner/operators, refiners, terminals, exploration and production facilities and pipeline operators. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal.

       INVENTORIES --

       Inventories consist of vessel spare parts, fuel, and supplies that are recorded at cost and charged to vessel expenses as consumed.

       PROPERTY AND EQUIPMENT --

       Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight line method for financial reporting purposes. Maintenance and repair costs, including routine dry dock inspections on vessels in accordance with maritime regulations, are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and major renewals or improvements to other properties are capitalized.

       Vessels and related equipment are depreciated over 20-25 years; all other property and equipment are depreciated and amortized over two to ten years.

       OTHER ASSETS --

       Other assets consist primarily of goodwill, a net investment in a sale-type lease, debt issue costs, and costs relating to non-compete agreements. The intangible assets, carried at cost less accumulated amortization, are amortized to operations primarily on a straight line basis over their estimated period of benefit, ranging from three to twenty years. Amortization expense for the years ended December 31, 1996, 1995, and 1994 was $1,369,000, $729,000, and $769,000, respectively.
       Accumulated amortization was $1,536,000 and $2,189,000 as of December 31, 1996 and 1995, respectively.

       INCOME TAXES --

       Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

       FOREIGN CURRENCY TRANSLATION --

       The assets, liabilities, and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. For purpose of consolidating these subsidiaries with SEACOR, the assets and liabilities of these foreign operations are translated to U.S. dollars at currency exchange rates as of the balance sheet date and for revenue and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are included in stockholders' equity.

       Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. Foreign currency exchange gains or losses included in determining net income have not been material. Gains and losses on foreign currency transactions that are designated as, and effective as, economic hedges of a net investment in a foreign entity (such as debt denominated in a foreign currency) are not included in determining net income but are included in stockholders' equity as translation adjustments.

       REVENUE RECOGNITION --

       The Company's marine transportation business earns revenue primarily from time or bareboat charter of vessels to customers based upon daily rates of hire. Rates of hire earned under time and bareboat charters vary substantially in direct proportion to the operating expenses incurred in conjunction with each type of charter. Typically, under time charter arrangements, the vessels' operating expenses are the responsibility of the Company; whereas, under bareboat charters, the vessels' operating expenses are paid by the charterer. Vessel charters may range from several days to several years.

       Environmental customers are charged retainer fees for ensuring by contract the availability at predetermined rates of the Company's response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for spill response as contemplated by response plans filed by the Company's customers. Certain vessel owners pay in advance a minimum annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain other vessel owners pay a fixed fee for the Company's retainer service and such fee is recognized ratably throughout the year. Facility owners generally pay a quarterly fee based on a formula that defines and measures petroleum products transported to or processed at the facility. Some facility owners pay an annual fixed fee and such fee is recognized ratably throughout the year. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as seven years.

       Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenue can vary greatly between comparable periods.

       RELIANCE ON FOREIGN OPERATIONS --

       For the years ended December 31, 1996, 1995, and 1994, approximately 31%, 30%, and 33%, respectively, of the Company's offshore marine revenues were derived from foreign operations. As a result of the consummation of the Smit Transaction (see Note 6), the Company expects to derive a substantially greater portion of its revenues from foreign operations and, accordingly, anticipates that its foreign operations as a percentage of its total offshore marine revenues will increase materially. The Company's foreign marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

       EARNINGS PER SHARE --

       Earnings per common share assuming no dilution was computed based on the weighted average number of unrestricted and restricted common shares issued and outstanding during the relevant periods. The additional common stock assumed to be outstanding to reflect the dilutive effect of common stock equivalents was excluded from the computation as insignificant.

       During 1996, 2,156,083 and 156,650 common shares were issued by the Company upon conversion of its 6.0% Convertible Subordinated Notes Due July 1, 2003 (the "6.0% Notes") and 2.5% Convertible Subordinated Notes Due January 1, 2004 (the "2.5% Notes), respectively. If these conversions had occurred on January 1, 1994, earnings per common share assuming no dilution would have been $2.78, $1.39, and $1.24 for the years ended December 31, 1996, 1995, and 1994, respectively. These amounts were calculated by adjusting the reported net earnings by the interest, net of tax, on the 6.0% Notes and 2.5% Notes and adjusting the weighted average shares for the shares issued upon conversion of the 6.0% Notes and 2.5% Notes.

       Earnings per common share assuming full dilution was computed based on the weighted average number of unrestricted and restricted shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method and the assumption that all outstanding convertible subordinated notes were converted to common stock. For computation purposes, income before extraordinary item and net income were adjusted for interest expense and applicable debt discount amortization (net of income tax) associated with the convertible subordinated notes.

       RECLASSIFICATIONS --

       Certain reclassifications of prior year information have been made to conform with the current year presentation.

       2. FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The estimated fair value amounts of the Company's financial instruments have been determined using available market information and appropriate valuation methodologies. Considerable judgment was required in developing the estimates of fair value, and accordingly, the estimates presented herein, in thousands of dollars, are not necessarily indicative of the amounts realizable in a current market exchange.

                                                                              Carrying          Fair
December 31, 1996                                                              Amount           Value
------------------------------------------------------------------------   --------------   -------------
Assets:
   Cash and temporary cash investments..................................  $       149,053  $      149,053
   Investment securities................................................              311             311
   Notes receivable from 50% or less owned companies....................            2,021           2,021
Liabilities:
   Long-term debt.......................................................          220,452         249,553
   Indebtedness to a minority shareholder of a subsidiary...............            1,093           1,230

       The carrying values of cash and temporary cash investments, investment securities, and notes receivable due from 50% or less owned companies are a reasonable estimate of their fair value. The estimated value of the Company's long-term debt and indebtedness to a minority shareholder of a subsidiary of the Company was determined by discounting the future cash flows using market information as to borrowing rates for debt of similar terms and maturity and, with respect to convertible debt (see Note 14), the conversion feature of those financial instruments.

       3. POOLING ARRANGEMENTS:

       On December 17, 1993, the Company entered into a pooling arrangement (the "SEAFISH Pool"), effective January 1, 1994, with Compagnie Nationale de Navigation ("CNN"), a French corporation engaged in various sectors of the marine shipping industry, which sold and leased back (bareboat chartered) from the Company ten offshore towing supply vessels. Under the terms of the arrangement, revenue and expenses of certain vessels owned and operated by the Company and certain vessels owned or bareboat chartered and operated by CNN were pooled and the net pool results were shared by both parties equally after giving effect to certain preference payments. Pursuant to an agreement under which the Company acquired additional vessels from CNN, the pooling arrangement and lease back of ten vessels were terminated effective October 1, 1995.

       SEAFISH Ltd., a Bahamian corporation owned jointly by SEACOR and CNN, was assigned the responsibility to coordinate the activities of all vessels in the SEAFISH Pool. Immediately prior to terminating the SEAFISH Pool, the Company and CNN had 12 and 21 participating vessels, respectively, and at December 31, 1994, the respective count of participating vessels was 11 and 15. For a fee, the Company provided management and accounting services to SEAFISH Ltd. For the years ended December 31, 1995 and 1994, the effect on the Company's revenue from its participation in the SEAFISH Pool was a reduction in revenue of $972,000 and an increase in revenue of $337,000, respectively.

       On January 1, 1995, the SEAVEC Pool commenced operations. The SEAVEC Pool was formed to coordinate the marketing in the North Sea standby market of eleven vessels owned by the Company and five vessels from Toisa Ltd., an unrelated offshore marine transportation and services company. Under the pooling arrangement, operating revenue is pooled and distributed to each company pursuant to a formula derived from the class of vessels each company contributes to the pool. For the year ended December 31, 1996 and 1995, the effect on the Company's revenue from its participation in the SEAVEC Pool was a reduction of $974,000 and $313,000, respectively. Ten vessels owned by the Company were participating in the Pool at December 31, 1996.

       4. NRC MERGER:

       On March 14, 1995, SEACOR acquired the remaining 57.1% of the outstanding common stock of NRC Holdings that it did not already own through a merger (the "NRC Merger") of NRC Holdings with and into CRN Holdings Inc. ("CRN"), a wholly owned subsidiary of SEACOR. Following the NRC Merger, the financial condition, results of operations, and cash flows of the newly acquired environmental subsidiaries, primarily operating through the National Response Corporation ("NRC"), were reflected in the Company's consolidated financial statements. Prior to March 14, 1995, the Company reported its equity interest in NRC Holdings as an investment in 50% or less owned company that was accounted for by the equity method.

       CRN, the surviving corporation of the NRC Merger, primarily through its wholly owned subsidiary, NRC, is engaged in the business of responding to marine oil spills and planning for environmental emergencies. SEACOR issued 292,965 shares of its common stock pursuant to the transaction that were valued at $5,707,000. The Company already owned 42.9% of NRC Holdings which was carried on the Company's books at a value net of deferred taxes of $995,000. The purchase method was used to account for this business combination. The excess of cost over estimated fair value of the net assets acquired, including $138,000 in direct costs incurred in conjunction with the transaction, of which $3,447,000 will be amortized to expense over 20 years using the straight line method. The estimated fair values of assets and liabilities of NRC Holdings at the date of the NRC Merger are as follows, in thousands of dollars:




                                Caption                                        Amount
------------------------------------------------------------------------   ---------------
Current Assets.......................................................... $       6,008
Property and Equipment..................................................        21,219
Capitalized Lease.......................................................         1,807
Other Assets............................................................           100
Goodwill................................................................         3,447
Deferred Income Taxes...................................................           404
Current Liabilities.....................................................        (5,741)
Capital Lease Obligations...............................................        (1,577)
Bank Loan Payable.......................................................       (12,500)
Deferred Revenue........................................................        (6,327)
                                                                           ---------------
                                                                         $       6,840
                                                                           ===============

       The following unaudited pro forma information has been prepared as if the merger had occurred at the beginning of each of the periods ended December 31, 1995 and 1994, in thousands of dollars, except per share data. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the merger taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company. The results of NRC Holdings for the year ended December 31, 1994, were impacted favorably by its involvement in a major oil spill response in San Juan, Puerto Rico. As spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses in a given year, operating results can vary greatly between periods. The favorable effect of the major spill response and its effect on operating results in 1994 is not indicative of a trend or of anticipated results in future periods.

                                Caption                                         1995             1994
------------------------------------------------------------------------   --------------   --------------
Revenues................................................................  $       130,735  $       134,056
Net Income..............................................................           11,477           10,073
Earnings Per Share Assuming No Dilution.................................             1.52             1.36

       5. MCCALL ACQUISITION:

       On May 31, 1996, the Company acquired McCall Enterprises, Inc. ("McCall") and affiliated companies (collectively, the "McCall Companies") which operate 36 crew boats and five utility boats dedicated to serving the oil and gas industry primarily in the U.S. Gulf of Mexico. In consideration for such acquisition (the "McCall Acquisition"), which was accomplished pursuant to a series of merger and share exchange agreements involving the Company, certain subsidiaries of the Company, the McCall Companies and the former stockholders of the McCall Companies, the former stockholders of the McCall Companies have received an aggregate of 1,306,550 shares of the Company's common stock. The McCall Acquisition has been accounted for as a pooling of interests, and the accompanying financial statements are based upon the assumption that the companies were combined for the year ended December 31, 1996 and the financial statements of the prior years have been restated to give effect for the business combination. All expenses related to effecting this business combination, totaling $542,000, have been charged to other expense. Selected separate and combined financial information of the Company and McCall for the years ended December 31, 1996, 1995, and 1994 is presented below.


                                          The Company        McCall        Adjustments (1)        Combined
                                        ----------------   -----------   --------------------   -------------
Operating Revenue:
         1996........................$         200,342    $  24,102                 $    -      $  224,444
         1995........................          106,269       20,029                    361         126,659
         1994........................           74,366       19,619                      -          93,985
Net Income:
         1996........................           30,684        3,469                      -          34,153
         1995........................           10,226        1,099                      -          11,325
         1994........................            7,906        1,421                      -           9,327

           (1) In August 1995, the Company and an affiliate of McCall formed SEAMAC OFFSHORE, L.L.C. ("SEAMAC"), which was jointly owned and which operated two vessels offshore Nigeria. Prior to the McCall Acquisition, SEACOR recorded its interest in this venture based upon its 50% equity interest. As a result of the McCall Acquisition, this venture was dissolved and the assets are wholly owned by the Company. This adjustment consolidates 100% of SEAMAC with SEACOR.

       6. VESSEL ACQUISITIONS AND DISPOSITIONS:

       GRAHAM ACQUISITION --

       On September 15, 1995, the Company acquired substantially all the assets of John E. Graham & Sons and certain of its affiliated companies (collectively, "Graham") for $72,854,000 in cash (the "Graham Acquisition"). The purchased assets included 127 marine vessels used to support the offshore oil and gas exploration and production industry in the U.S. Gulf of Mexico, real estate, capital equipment and inventory associated with the operation of these vessels. The acquisition was financed with $74,000,000 of borrowings under a revolving credit facility (the "DnB Facility") entered into with Den norske Bank ASA ("DnB"). The difference between the amount borrowed and paid to Graham to acquire the assets was used to defray debt issue and acquisition costs, totaling $1,208,000. Acquisition costs, totaling $609,000, have been allocated to the vessels acquired, and debt issue costs, totaling $599,000, are reported in other assets.

       1995 CNN ACQUISITION --

       On November 14, 1995, the Company acquired three towing supply vessels from CNN and entered into an agreement to acquire two anchor handling towing supply vessels and certain other vessel related assets for aggregate consideration of $21,550,000. Of such consideration, $11,300,000 was paid for by issuing 459,948 shares of SEACOR's common stock to CNN and $10,250,000 was paid for in cash on December 14, 1995 when the two anchor handling towing supply vessels were delivered to the Company (the "1995 CNN Acquisition"). The Company borrowed $11,000,000 from the DnB Facility to finance the cash portion of the consideration and pay acquisition costs. Pursuant to the 1995 CNN Acquisition, the Company and CNN agreed to (i) terminate CNN's bareboat charters covering ten vessels owned by the Company, effective October 1, 1995, (ii) terminate the SEAFISH Pooling arrangement, effective October 1, 1995,
       (iii) bareboat charter to the Company, effective October 1, 1995, one vessel owned by CNN with an option to purchase, (iv) provide the Company a right of first refusal until December 31, 1999, under which terms CNN shall not sell or transfer all or part of its interest in any of three additional vessels owned by CNN, (v) permit SEACOR to acquire 50% of the outstanding shares of Feronia International Shipping S.A. ("FISH"), a French corporation owned by CNN, for a cost of $60,000, effective January 1, 1996, (vi) allow CNN to sell to SEACOR all of CNN's right, title, and interest in and to all of the shares owned by CNN in SEAFISH Ltd. for a purchase price of $5,000, effective January 1, 1996, (vii) reimburse CNN for certain costs associated with CNN's early termination of employment contracts for officers and crews that worked aboard seven of the Company's vessels which were previously bareboat chartered to CNN (at December 31, 1995, the Company recorded a liability of $700,000 regarding these contract termination costs and has included such cost in the purchase price of the five vessels acquired), and (viii) designate FISH as manager, for a fee, of the Company's vessels operating offshore West Africa and in the Arabian Gulf and certain other additional vessels owned by CNN.

       1996 CNN TRANSACTION --

       Pursuant to an agreement entered into by the Company and CNN in June 1996 (the "1996 CNN Agreement"), the Company consummated a transaction providing for the acquisition from CNN of six vessels for $22,650,000 in cash (the "1996 CNN Transaction"). At closing, the Company prepaid $9,600,000 aggregate principal amount of the indebtedness outstanding under promissory notes previously issued to CNN by the Company. In addition, CNN converted $4,750,000 principal amount of the Company's 2.5% Notes into 156,650 shares of common stock (in accordance with the terms of the 2.5% Notes), and subsequently sold all 616,598 shares of the Company's common stock then owned by it (including the shares of common stock received by CNN upon such conversion) in the Company's July 3, 1996 underwritten public offering.

       The Company's common stock issued in July 1996 upon conversion of the 2.5% Notes was recorded at $3,941,000, the net carrying value of the 2.5% Notes that includes $4,750,000 of the then outstanding principal amount and $809,000 of related debt discount. The difference between the $9,600,000 paid to extinguish certain promissory notes due CNN and their $8,358,000 net carrying value was recorded as an $807,000 extraordinary loss (net of income taxes).

       SMIT TRANSACTION --

       On December 19, 1996, the Company acquired substantially all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by Smit Internationale N.V. ("Smit") and its subsidiaries (the "Smit Transaction"). The aggregate consideration, including amounts payable under certain lease purchase agreements for two vessels, consisted of: (i) approximately $71,449,000 in cash (including approximately $357,000 for certain vessel spare parts), (ii) 712,000 shares of common stock of which 31,517 shares were issued subsequent to December 31, 1996, and (iii) up to $22,000,000 principal amount of the Company's Series A 5-3/8% Convertible Subordinated Notes Due November 15, 2006 (the "Smit Convertible Notes") of which $15,250,000 principal amount were issued at close. In addition, the definitive agreements for the Smit Transaction provide for the payment by the Company, in combination of cash and non-convertible notes, of up to $47,200,000 of additional consideration based upon the earnings performance during 1997 and 1998 by certain of the assets acquired from Smit. The acquired assets include a 100% interest in 24 vessels, a 50% interest in nine vessels sold by Smit directly, and Smit's interest in joint ventures that own and operate 12 vessels.

       Pursuant to the Smit Transaction, the Company and certain subsidiaries of Smit also entered into Ship Management Agreements for the provision by Smit of crewing and technical management services for 20 of the vessels acquired by the Company from Smit.

       As part of the Smit Transaction, the Company has agreed to use commercially reasonable efforts to nominate and elect to SEACOR's Board of Directors one person designated by Smit for so long as Smit is the beneficial owner of at least 5% of the outstanding common stock of the Company. Furthermore, in a press release dated December 19, 1996, SEACOR announced its intention to change its corporate name to SEACOR SMIT Inc., subject to the approval of the Company's stockholders at the Company's annual meeting of stockholders.

       In addition, on December 19, 1996, the Company and Smit signed a letter of intent providing for the Company to acquire, on or before April 30, 1997, an additional four vessels (the "Malaysian Purchase") that are owned by a Malaysian joint venture in which Smit has an interest for aggregate consideration of $12,909,000. The terms of the Malaysian Purchase are preliminary in nature and there can be no assurance that any definitive transaction documentation will be entered into or, if entered into, that the Malaysian Purchase will be consummated.

       VESSEL DISPOSITIONS --

       The pre-tax loss from equipment retirements in 1994 resulted primarily from the write-off of certain previously capitalized costs of a vessel which was withdrawn from standby safety service in the North Sea and relocated to the U.S. Gulf of Mexico for well stimulation service. In 1995, the pre-tax gain from equipment sales resulted primarily from the Company's sale of four supply and six utility vessels. This gain was offset by a pre-tax loss from the retirement of certain previously capitalized costs that also related to a vessel which was withdrawn from standby safety service in the North Sea and relocated to the U.S. Gulf of Mexico for well stimulation service. In 1996, the pre-tax gain from equipment sales resulted primarily from the sale of 16 utility vessels.

       7. INVESTMENTS IN AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES:

       Investments, carried at equity, consist of the following at December 31, 1996 and 1995:

                                Company                                      1996          1995
------------------------------------------------------------------------   ---------    ----------
SEAFISH Ltd.............................................................           -         50.0%
Feronia International Shipping S.A......................................       50.0%             -
SEACOR-Smit (Aquitaine) Ltd.............................................       50.0%             -
Energy Logistics, Inc...................................................       50.0%             -
Clean Pacific Alliance, L.L.C...........................................       50.0%             -
Supplylink (UK) Ltd.....................................................       50.0%             -
Supplylink International B.V............................................       50.0%             -
Minvest S.A.............................................................       50.0%             -
Red Dragon Marine Services Ltd..........................................       50.0%             -
Smit-Lloyd Mainport (Ireland) Ltd.......................................       50.0%             -
Smit-Lloyd Matsas (Hellas) Shipping Company S.A.........................       40.0%             -
Maritima Mexicana, S.A..................................................       40.0%         40.0%
SEAMEX International, Ltd...............................................       40.0%         40.0%
West Africa Offshore, Ltd...............................................       40.0%         40.0%
Smit Swire Shilbaya Egypt Ltd...........................................       33.3%             -
South Atlantic Offshore Services S.A....................................       25.7%             -

       Until October 1, 1995, SEAFISH Ltd. coordinated the activities of certain vessels owned and operated by the Company and certain vessels owned or bareboat chartered and operated by CNN that participated in a pooling arrangement (see Note 3). For purposes of the pooling arrangement, SEAFISH Ltd. acted as a custodian of cash balances relating to the Company's and CNN's pool activities and recorded no revenues or expenses from the pooling arrangement. Therefore, the net pool results were not included in equity in net earnings of 50% or less owned companies. Pursuant to the 1995 CNN Acquisition (see Note 6), SEACOR and CNN agreed to terminate the SEAFISH Pool and SEACOR acquired all of CNN's rights, title and interest in and to all of the shares owned by CNN in SEAFISH Ltd. for a purchase price of $5,000, effective January 1, 1996.

       On March 14, 1995, SEACOR acquired the remaining 57.1% of the outstanding common stock of NRC Holdings that it did not already own through a merger of NRC Holdings with and into CRN. Following the NRC Merger, the financial condition, results of operations, and cash flows of the newly acquired environmental subsidiaries, primarily operating through NRC, were reflected in the Company's consolidated financial statements. (see
       Note 4). Until the NRC Merger on March 14, 1995, and during 1994, the Company earned operating revenue of $68,000 and $347,000, respectively, from NRC. The fees related primarily to capital improvements made by the Company to an owned and operated vessel and certain other expenses incurred in support of NRC's oil spill response activities. In 1994 and until the NRC Merger in 1995, the Company also provided management services to NRC for a fee. The amount previously recorded by the Company as its equity in the earnings of NRC Holdings differed from its 42.9% pro rata share of the company's book value primarily because of the effect of the warrants held by two principal customers to purchase 40% of the common stock of NRC (see Note 8). Equity in earnings of NRC Holdings, Inc. and its subsidiaries, net of applicable income taxes, was $607,000 for the year ended December 31, 1994 and insignificant for the year ended December 31, 1995.

       During 1996, the Company and Baker Energy, a unit of Michael Baker Corporation, a U.S. public company, completed the structuring of a joint venture, Energy Logistics, Inc., to provide logistics services for the offshore industry, including the coordination and provision of marine, air and land transportation, materials handling and storage, inventory control and "just in time" procurement.

       During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), a Mexican corporation, completed their structuring of a joint venture to serve the Mexican offshore market (the "TMM Joint Venture"). The TMM Joint Venture is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International, Ltd.

       In March 1995, the Company sold a supply vessel to the TMM Joint Venture for $1,700,000 in cash that resulted in the recognition of an immediate gain of $473,000 and the deferral of a $315,000 gain. Deferred gains recognized in connection with the sale of vessels by the Company to the TMM Joint Venture are being amortized to income over the depreciable lives of vessels sold. Also, in March 1995, the Company entered into a sale-type lease for one of its vessels with the TMM Joint Venture. The lease expires in seven years and contains options which permit the TMM Joint Venture to purchase the vessel at various dates during the lease term. Unearned income and deferred gain relating to the sale-type lease are being amortized to income and totaled $485,000 and $387,000 for the years ended December 31, 1996 and 1995, respectively. Additionally in 1995, the Company advanced the TMM Joint Venture $680,000 in cash to acquire equipment in exchange for a note receivable.

       The Company has notes receivable due from the TMM Joint Venture. Principal and interest payments are due in quarterly installments which extend through 2000. The notes bear interest at prime plus two percent, and earned interest income was $253,000, $302,000, and $147,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       During 1995 and 1994, the TMM Joint Venture chartered vessels and utilized other services of the Company. Charter and other revenue earned by the Company from this operation for the years ended December 31, 1995 and 1994 were $369,000 and $624,000, respectively. The Company's equity in earnings of the TMM Joint Venture, net of applicable income taxes, was $951,000 $873,000, and $368,000 for the years ended December 31, 1996,
       1995, and 1994, respectively, and results of 1996 include a gain from the sale of a vessel.

       West Africa Offshore, Ltd. has been the Company's principal agent for vessels operating offshore West Africa and is reimbursed for its operating expenses. Pursuant to FISH expanding its vessel management responsibilities in behalf of the Company (see discussion below) agency support of West Africa Offshore, Ltd. will be limited primarily to the Company's operations in Nigeria.

       Pursuant to the 1995 CNN Acquisition (see Note 6), SEACOR acquired 50% of the outstanding shares of FISH, a French corporation, for a cost of $60,000, effective January 1, 1996. FISH has agreed to manage the Company's vessels operating offshore West Africa and in the Arabian Gulf and certain other additional vessels owned by CNN. The FISH management fees for the years ended December 31, 1996 and 1995 totaled $2,456,000 and $226,000, respectively. The Company's equity in earnings of FISH, net of applicable income taxes, was $65,000 for the year ended December 31, 1996.

       Pursuant to the Smit Transaction (see Note 6), the Company acquired joint venture interests in SEACOR-Smit (Aquitaine) Ltd., Supplylink (UK) Ltd., Supplylink International B.V., Minvest S.A., Red Dragon Marine Services Ltd., Smit-Lloyd Mainport Ltd., Smit-Lloyd Matsas (Hellas) Shipping

       Company S.A., Smit-Swire Shilbaya Egypt Ltd., and South Atlantic Offshore Services S.A. Subsequent to December 31, 1996, the Company acquired the 49% joint venture interest owned by Smit in Ultragas Smit-Lloyd Ltda. pursuant to the Smit Transaction.

       In 1996, NRC expanded its spill response coverage to include the West Coast of the United States through Clean Pacific Alliance, L.L.C. ("CPA"), a joint venture between NRC and Crowley Marine Services Inc. CPA has established dedicated oil spill response capabilities including two response vessels, response depots, a contractually available Marine Response Network and a client service center. The Company's equity in earnings of CPA, net of applicable income taxes, was $267,000 for the year ended December 31, 1996.

       The amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $2,543,000 at December 31, 1996.

       8. COASTAL AND PHIBRO AGREEMENT:

       On October 27, 1995, SEACOR and its primary environmental subsidiary, NRC, amended certain existing agreements with two of its customers, Coastal Refining and Marketing, Inc. ("Coastal") and Phibro Energy USA, Inc. ("Phibro"). Those agreements provided, among other things, for a reduction in, and subsequent elimination of, Coastal and Phibro's participating interest in certain operating results, a reduction in their retainer fees, and an elimination of certain options held by each of those customers to purchase up to 20% of the fully diluted common stock of NRC. NRC will continue to provide one customer through December 31, 2001 and the other customer through December 31, 1998 various oil spill response services mandated by the OPA 90. In addition, Coastal's agreements, among other things, called for SEACOR to issue them 311,357 shares of its common stock (having a value at time of issuance of $7,500,000) in exchange for the cancellation of their stock options in NRC. Phibro also agreed to cancel a similar option in return for amendments to its agreement which related primarily to the reduction of its retainer payments for OPA 90 services. SEACOR has accounted for its share issuance as a repurchase of a minority interest. The difference between the value of the common stock issued and the previously recorded carrying value of certain deferred revenue, net of income tax effect, which approximated 40% of NRC's net book value, totaled $4,558,000 and was recorded as goodwill.

       9. INCOME TAXES:

       Income (loss) before income taxes, minority interest, equity in net earnings of 50% or less owned companies, and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows, in thousands of dollars:

                                                       1996              1995              1994
                                                   -------------     -------------     -------------
   United States...............................$        53,952   $        18,318   $        13,494
   Foreign.....................................         (1,984)           (2,676)             (958)
                                                   =============     =============     =============
                                               $        51,968   $        15,642   $        12,536
                                                   =============     =============     =============

       The Company files a consolidated U.S. Federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31, in thousands of dollars:

                                                       1996              1995              1994
                                                  -------------     -------------     -------------
   Current:
      State                                    $           316   $           111   $           123
      Federal                                           12,648             4,622             4,193
      Foreign                                            2,251               442               200
   Deferred:
      Federal                                            3,574               859              (148)
      Foreign                                             (254)             (524)                -
                                                   -------------     -------------     -------------
                                               $        18,535   $         5,510   $         4,368
                                                   =============     =============     =============

       The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                                       1996              1995              1994
                                                   -------------     -------------     -------------
   Statutory Rate..................................      35.0%             34.0%             34.0%
   Foreign and State Taxes.........................       0.7%              1.2%              0.8%
                                                   -------------     -------------     -------------
                                                         35.7%             35.2%             34.8%
                                                   =============     =============     =============

       The components of the net deferred income tax liability were as follows, for the years ended December 31, in thousands of dollars:

                                                     1996            1995
                                                 ------------    -------------
Deferred tax assets:
      Foreign Tax Credit Carryforwards....... $         1,414 $            522
      Alternative Minimum Tax Credit
        Carryforwards........................             317              568
      Subpart F Loss.........................           2,696            1,727
      Nondeductible Accruals.................             278              494
      Other..................................             126              367
                                                 ------------    -------------
           Total deferred tax assets.........           4,831            3,678
                                                 ------------    -------------
Deferred tax liabilities:
      Property and equipment.................          37,451           39,102
      Investment in Subsidiaries.............           1,129              603
      Other..................................               -              655
                                                 ------------    -------------
           Total deferred tax liabilities....          38,580           40,360
                                                 ------------    -------------
                Net deferred tax liabilities. $        33,749 $         36,682
                                                 ============    =============

       As of December 31, 1996, the Company has carryforwards for income tax purposes of foreign tax credits approximating $1,414,000 that expire from 1997 through 2001. As of December 31, 1996, the Company also has alternative minimum tax credit carryforwards of $317,000. For financial reporting purposes, the carryforwards have been recognized through a reduction in deferred tax liabilities.

       10. RELATED PARTY TRANSACTIONS:

       The Company reimburses a stockholder for management and administrative services. These charges totaled $225,000, $275,000 and $175,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The fees relate primarily to the use of the stockholder's physical resources and administrative and technical personnel.

       Miller Environmental Group ("MEG"), an environmental contractor based in Calverton, New York, maintains and stores spill response equipment owned by NRC, in the event of a spill, provides labor, equipment and materials to assist in spill response activities, and provides other services to NRC. In fiscal 1996 and 1995 NRC paid approximately $2,379,000 and $1,750,000, respectively, to MEG for these services. The father of a SEACOR corporate officer is Vice President, Secretary and Treasurer of MEG.

       NRC also contracts with James Miller Marine Services ("JMMS"), an environmental contractor based in Staten Island, New York, for services similar to those provided by MEG. In fiscal 1996 and 1995, NRC paid approximately $591,000 and $600,000, respectively, to JMMS for these services. The brother of a SEACOR corporate officer is Vice President of JMMS.

       Loans from stockholders are made up of unsecured loans due to Norman and Joyce McCall, stockholders of the McCall Companies. The loans are due on demand and bear interest at 7% per annum at December 31, 1995. On May 3, 1996, the loans were paid in full.

       11. COMMON STOCK:

       In December 1995, SEACOR sold in an underwritten public offering 1,612,500 shares of its common stock at $24.25 per share. The proceeds received from this sale, net of underwriting discount, totaled $36,942,000. The Company incurred $644,000 in expenses associated with this stock offering (other than underwriting discount) which was charged against additional paid-in capital arising from the sale. The public offering also included 1,550,000 shares of common stock sold by certain of the Company's stockholders.

       In July 1996, the Company sold in an underwritten public offering 909,235 shares of its common stock at $43.50 per share. The proceeds received from this sale, net of underwriting discount, totaled $37,679,000. The Company incurred $448,000 in expenses associated with this stock offering (other than underwriting discount) which was charged against additional paid-in capital arising from the sale. The public offering also included 842,355 shares of common stock sold by certain of the Company's stockholders.

       12. MINORITY INTEREST:

       In December 1991, the managing agent of the Company's vessels operating the North Sea invested approximately $1,278,000 of cash in VEESEA. In return for this investment and for services rendered to the VEESEA Group, which were charged to mobilization expense, the agent received 9% of the equity of VEESEA, and SEACOR, through another subsidiary, assigned to the agent a $679,000 participation in debt due to the SEACOR subsidiary from the VEESEA Group. The obligation due the agent, including accrued interest at 12% per annum, is reported in other noncurrent liabilities.

       A fee is paid the minority stockholder for managing the Company's vessels in the North Sea. The U.S. dollar equivalent of fees paid in pounds sterling under this arrangement approximated $960,000 in each of the years ended December 31, 1996, 1995, and 1994.

       13. LONG-TERM DEBT:

       Long-term debt balances, maturities, and interest rates are as follows for the years ended December 31, in thousands of dollars:

                                                                                1996              1995
                                                                           --------------    --------------
Notes payable to former vessel owners, due in quarterly
   or semi-annual installments and maturing from 1996
   through 2003, at interest rates ranging from 3.75% to 7.50%........ $             -   $        11,147
Notes payable to banks, due in monthly installments and
   maturing from 1995  through 2007, secured by vessels
   (9.75% at December 31, 1995).......................................               -             1,596
DnB Revolving Credit Facility, interest payable based upon
   interest option period at LIBOR plus 1.25% prior to term conversion and principal and interest after conversion on March 31, 1997 due semi-annually through August 31, 2002 bearing interest at LIBOR plus
   maximum of 1.5% (7.625% at December 31, 1996)......................           8,563            40,000
6.0% Convertible Subordinated Notes, due 2003, interest
   payable semi-annually commencing 1994..............................               -            55,250
2.5% Convertible Subordinated Notes, due 2004,
   interest payable semi-annually commencing 1994.....................               -             4,750
5-3/8% Convertible Subordinated Notes due 2006,
   interest payable semi-annually commencing 1997.....................         187,750                 -
Lease Obligations (see Note 14).......................................          24,139               540
                                                                           -------------     -------------
                                                                               220,452           113,283
Less - Portion due within one year....................................          (1,793)           (2,661)
     - Debt Discount..................................................               -            (2,188)
                                                                           -------------     -------------
                                                                       $       218,659   $       108,434
                                                                           =============     =============

       Annual maturities of long-term debt for the five years following December 31, 1996, are as follows, in thousands of dollars.

                Year                       1997           1998          1999          2000           2001
-------------------------------------   -----------    ----------    -----------   -----------    -----------
Amount...............................  $      1,793   $     1,504   $      1,587  $      1,675   $     17,580
                                        ===========    ==========    ===========   ===========    ===========

       The long-term debt maturities schedule does not include future annual maturities for borrowings outstanding under the DnB Facility at December 31, 1996. It is uncertain how much, if any, of the outstanding senior secured revolving bridge loans due DnB at December 31, 1996 may be converted into term loans on March 31, 1997, the date upon which the Company may elect to extend all or a portion of the DnB Facility. If the outstanding senior secured revolving bridge loans at December 31, 1996 were converted to term loans and the Company did not extend its commitment for any other unused portion of the DnB Facility on March 31, 1997, future annual maturities for the DnB Facility would be $778,000 in 1997, $1,557,000 in each of the years 1998 through 2001 and $1,557,000 thereafter.

       In conjunction with eight vessels acquired in March 1993, SEACOR issued two notes payable to the former vessel owners: (i) a $1,875,000, 7.5% unsecured note repayable in eleven equal quarterly installments of $100,000 commencing June 1993 with a final installment of $775,000 in March 1996 and (ii) a $975,000, 6.0% unsecured note repayable in twelve quarterly installments of $81,250 commencing June 1993 and maturing March 1996.

       On July 1, 1993, SEACOR sold $57,500,000 principal amount of its 6.0% Notes. The agreements under which the 6.0% Notes were issued provided for underwritten resales to qualified institutional buyers and to non-U.S. purchasers in transactions exempt from registration under applicable securities laws. In February 1995, the Company purchased $2,250,000 of the then outstanding $57,500,000 principal amount of its 6.0% Notes in the open market. The difference between the amount paid to acquire the 6.0% Notes and their carrying value resulted in the Company recognizing a gain of $199,000, net after giving effect to a write-off of $71,000 in unamortized deferred debt issue costs associated with the sale of the 6.0% Notes. The gain is included in other income. On July 12, 1996, following notice from the Company of the redemption on such date of all $55,250,000 principal amount of its then outstanding 6.0% Notes, the holders thereof converted all of such 6.0% Notes into an aggregate of 2,156,083 shares of common stock issued by the Company. The common stock issued upon conversion of the 6.0% Notes was recorded in stockholders' equity at $53,785,000, the net carrying value of the 6.0% Notes that includes $55,250,000 of the then outstanding principal amount and $1,465,000 of related debt issue costs.

       In December 1993, the Company financed, in part, the acquisition of ten offshore towing supply vessels from CNN with: (i) $12,000,000 principal amount senior unsecured notes payable having varying maturities of one to ten years, bearing interest rates ranging from 3.25% to 5.50% per annum and which have been guaranteed by SEACOR, and (ii) $4,750,000 principal amount of 2.5% Notes (collectively, the "Notes"). The stated interest rates on the Notes were considered lower than interest rates at which the Company would normally obtain financing which were determined to range from 5.10% to 9.14%. The Notes were originally valued based on discounting concepts to approximate their fair market value. The difference between the Notes' fair market and stated values at inception, $2,749,000, was recorded as debt discount and as a reduction in the carrying value of the vessels acquired. Amortized debt discount included in interest expense was $137,000, $277,000, and $309,000 for the years ended December 31, 1996, 1995, and 1994, respectively. In connection with the 1996 CNN Transaction (see Note 6), the 2.5% Notes were converted into the Company's common stock and the senior unsecured notes were repaid.

       Certain of SEACOR's subsidiaries (the "Borrowing Subsidiaries") are parties to the DnB Facility, with DnB as lender and SEACOR as guarantor. Pursuant to the DnB Facility, the borrowing subsidiaries may borrow up to $85,000,000 aggregate principal amount of senior secured revolving bridge loans any time prior to March 31, 1997 (the "Extended Term"). At the Company's election, such loans, on or prior to March 31, 1997, may be converted into senior secured reducing revolving credit loans maturing on August 31, 2003. Until termination of the DnB Facility, a commitment fee is payable to DnB on a quarterly basis, computed at the rate of one-half of one percent per annum on the average unfunded portion of the credit facility.

       During the Extended Term of the DnB Facility, outstanding borrowings bear interest at an annual rate equal to 125 basis points above LIBOR. If the Borrowing Subsidiaries elect to convert the senior secured bridge loans to senior secured reducing revolving credit loans (the "Term Loans"), the Maximum Committed Amount automatically will decrease semi-annually by certain percentages described in the DnB Facility. The DnB Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, and a specified debt service coverage ratio. The Company also is prohibited from entering into additional indebtedness above a certain level without consent. Furthermore, SEACOR, without prior written consent of DnB, is prohibited through March 31, 1997 (the maturity date of the bridge loan portion of the DnB Facility) from paying dividends to its shareholders. Pursuant to the DnB Facility, the Term Loans would bear interest at the annual rate equal to a maximum of 150 basis points above LIBOR.

       Borrowings outstanding pursuant to the DnB Facility are secured by, among other things, a guaranty of SEACOR of the obligations of the Borrowing Subsidiaries, first preferred mortgages on vessels owned by the Borrowing Subsidiaries which had a net book value of $68,951,000 at December 31, 1996, a negative pledge relating to certain vessels, and an assignment of earnings and certain contract rights with respect to vessels owned and operated by the Borrowing Subsidiaries. If the Borrowing Subsidiaries exercise the aforementioned conversion election, certain additional subsidiaries of the Company will be required to guaranty the obligations of the Borrowing Subsidiaries under the DnB Facility and provide mortgages on additional vessels to secure such guaranty.

       On September 15, 1995, $74,000,000 principal amount was borrowed under the DnB Facility to finance the acquisition of offshore marine service vessels and other related assets pursuant to the Graham Acquisition (see
       Note 6) and to pay related debt issue and acquisition costs. On November 14, 1995, the Company repaid $14,000,000 principal amount of the indebtedness from existing cash balances. On December 14, 1995, the Company borrowed an additional $11,000,000 under the DnB Facility to finance the cash portion of the 1995 CNN Acquisition (see Note 6) and pay related acquisition costs. On December 21, 1995, the Company repaid $31,000,000 principal amount of the indebtedness with proceeds from the sale of common stock (see Note 11). In 1996, the DnB Facility was reduced by $32,289,000, the net results of $40,000,000 in repayments offset by $7,711,000 in borrowings.

       Following the NRC Merger in March 1995, the Company repaid the remaining outstanding principal balance, $12,500,000, under a Credit Agreement between NRC and CIBC Inc., as amended.

       On November 5, 1996, the Company completed the private placement of $172,500,000 aggregate principal amount of its 5-3/8% Convertible Subordinated Notes Due November 15, 2006 (the "Convertible Notes"). The Convertible Notes and the Smit Convertible Notes (defined below) were issued under an Indenture dated as of November 1, 1996, (the "Indenture"), between the Company and First Trust National Association, as trustee. The Convertible Notes and the Smit Convertible Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of common stock per $1,000 principal amount of the 5-3/8% Notes), subject to adjustment in certain circumstances. The Convertible Notes and the Smit Convertible Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The Company incurred $4,311,000 in costs associated with the sale of the Convertible Notes including $3,881,000 of underwriters discount. The debt issue costs are reported in other assets and are being amortized to expense over ten years. The Convertible Notes and the Smit Convertible Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The Convertible Notes and the Smit Convertible Notes will mature on November 15, 2006 and bear interest at a rate of 5-3/8% per annum from November 5, 1996, in the case of the Convertible Notes, and December 19, 1996, in the case of the Smit Convertible Notes, or in each case, from the most recent interest payment date on which interest has been paid or provided for, payable on May 15 and November 15 of each year, commencing on May 15, 1997 to the holders thereof on May 1 and November 1, respectively, preceding such interest payment date.

       On December 19, 1996, pursuant to the Smit Transaction, the Company issued $15,250,000 principal amount of its Smit Convertible Notes. The Smit Convertible Notes were issued under the Indenture and for a fuller description of the terms of the Smit Convertible Notes, see the preceding paragraph. Also, pursuant to the Smit Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from Smit with cash and $6,750,000 principal amount of the Smit Convertible Notes.

       14. LEASES:

       From December 1993 through September 30, 1995, the Company was the lessor of ten offshore towing supply vessels under bareboat charter agreements with CNN. Pursuant to the CNN Acquisition, the Company and CNN agreed to terminate CNN's bareboat charter of these vessels. Operating revenue earned from the bareboat charter of these vessels totaled $3,795,000 and $5,074,000 for the years ended December 31, 1995 and 1994, respectively.

       In 1995, the Company entered into a sale-type lease with the TMM Joint Venture for one anchor handling towing supply vessel. The lease expires in seven years and contains options which permit the TMM Joint Venture to purchase the vessel at various dates during the term of the lease. Unearned income and deferred gain amortized to other income for the year ended December 31, 1996 and 1995, totaled $485,000 and $387,000, respectively. The net investment in the sale-type lease at December 31, 1996 is comprised of minimum lease payment receivables, totaling $3,494,000, an estimated residual value of $781,000, and unearned income of $1,732,000. As of December 31, 1996, $218,000 and $2,325,000 of the
       net investment in the sale-type lease was reported in current and noncurrent other assets, respectively. Minimum rental receivables due from the sale-type lease are $667,000 in each of the fiscal years ended December 31, 1997 through 2001 and $159,000 due in 2002.

       The Company is the lessee under a capital lease of offshore oil boom that is used in conjunction with its oil spill response activities. The offshore boom, with gross cost of $1,807,000 at December 31, 1996 and 1995, and accumulated depreciation of $543,000 and $269,000 at December 31, 1996 and 1995, respectively, is being depreciated over an estimated useful life of seven years. At December 31, 1996, a $368,000 obligation due under this capital lease is reported in the current portion of long-term debt. Minimum lease payments of $450,000 are due in 1997 which includes $82,000 of interest.

       In December 1996, pursuant to the Smit Transaction, the Company leased two vessels under capital leases. The vessels, with gross cost and accumulated depreciation of $21,439,000 and $31,000, respectively, at December 31, 1996, are being depreciated over an estimated useful life of 23 years. At December 31, 1996, $1,425,000 and $22,346,000 in obligations under these capital leases are reported as current and long-term debt, respectively. Minimum lease payments of $2,669,000 are due in each of the fiscal years ended December 31, 1997 through 2000 and $18,480,000 in 2001. The amount to be paid in 2001 will include cash and the issuance of

       $6,750,000 in convertible subordinated notes. Minimum lease payments include interest of $5,385,000.

       15. MAJOR CUSTOMERS AND SEGMENT DATA:

       One customer accounted for approximately 12% of revenues in the year ended December 31, 1996; two customers accounted for approximately 16% and 10%, respectively, of revenues in the year ended December 31, 1995; and two customers accounted for approximately 19% and 15%, respectively, of revenues in the year ended December 31, 1994.

       Operations are conducted through two business segments, offshore vessel and environmental services. On March 14, 1995, the remaining outstanding stock that the Company did not already own, in corporations now comprising the Company's environmental segment, was acquired, and from that date forward, the Company has reflected the financial condition and results of operations of those environmental subsidiaries in its consolidated financial statements. Prior to March 14, 1995, the Company reported its interest in the environmental subsidiaries as an investment in 50% or less owned companies which was accounted for under the equity method. The Company's offshore service vessel segment operates in different geographical areas; whereas, the environmental segment's primary operations are in the United States. Information by business segment and geographical area is as follows for the years ended December 31, in thousands of dollars:

                                                                  1996              1995              1994
                                                              -------------     -------------     -------------
OPERATING REVENUE:
    MARINE-(a)
        United States.....................................$       134,106   $        72,964   $        63,283
        West Africa.......................................         37,312            14,637            10,189
        North Sea.........................................         14,173            13,523            16,222
        Other Foreign.....................................          7,966             3,770             4,291
                                                              -------------     -------------     -------------
                                                                  193,557           104,894            93,985
    ENVIRONMENTAL.........................................         30,887            21,765                 -
                                                              -------------     -------------     -------------
                                                          $       224,444   $       126,659   $        93,985
                                                              =============     =============     =============
OPERATING PROFIT:
    MARINE-(a)
        United States.....................................$        43,640   $        17,529   $        14,040
        West Africa.......................................          8,317             3,840             2,582
        North Sea.........................................         (2,545)           (2,952)                7
        Other Foreign.....................................          3,616             1,630             1,667
                                                              -------------     -------------     -------------
                                                                   53,028            20,047            18,296
    ENVIRONMENTAL.........................................          5,009             1,626                 -
                                                              -------------     -------------     -------------
                                                                   58,037            21,673            18,296
Other income (expense)(b).................................           (548)              190               (73)
General corporate administration..........................         (3,366)           (2,123)           (2,139)
Net interest expense......................................         (2,155)           (4,098)           (3,548)
Minority interest in loss (income) of a subsidiary........            244               321               184
Equity in earnings of 50% or less owned companies.........          1,283               872               975
Income tax expense........................................        (18,535)           (5,510)           (4,368)
                                                              -------------     -------------     -------------
Income before extraordinary item..........................$        34,960   $        11,325   $         9,327
                                                              =============     =============     =============
IDENTIFIABLE ASSETS:
    MARINE-
        United States.....................................$       333,748   $       208,424   $       140,185
        West Africa.......................................         91,353            68,720            41,476
        North Sea.........................................        113,538            24,105            32,004
        Other Foreign.....................................         52,443             9,850            15,093
                                                              -------------     -------------     -------------
                                                                  591,082           311,099           228,758
    ENVIRONMENTAL.........................................         23,489            32,652                 -
    CORPORATE(c)..........................................         21,884             7,132             9,387
                                                              -------------     -------------     -------------
                                                          $       636,455   $       350,883   $       238,145
                                                              =============     =============     =============





                                                                  1996              1995              1994
                                                              -------------     -------------     -------------
PROVISION FOR DEPRECIATION AND AMORTIZATION:
    MARINE-
        United States.....................................$        12,340   $         8,623   $         7,304
        West Africa.......................................          4,393             2,931             2,151
        North Sea.........................................          3,258             3,621             3,490
        Other Foreign.....................................          1,451               664               976
                                                              -------------     -------------     -------------
                                                                   21,442            15,839            13,921
    ENVIRONMENTAL.........................................          3,379             2,875                 -
    CORPORATE.............................................            146               128               187
                                                              -------------     -------------     -------------
                                                          $        24,967   $        18,842   $        14,108
                                                              =============     =============     =============
CAPITAL EXPENDITURES:
    MARINE-
        United States.....................................$        24,400   $        75,782   $         2,852
        West Africa.......................................          9,066            21,722                70
        North Sea.........................................          4,104                45               225
        Other Foreign.....................................        119,529                38                18
                                                              -------------     -------------     -------------
                                                                  157,099            97,587             3,165
    ENVIRONMENTAL.........................................            707               688                 -
    CORPORATE.............................................             50                75               206
                                                              -------------     -------------     -------------
                                                          $       157,856   $        98,350   $         3,371
                                                              =============     =============     =============

(a) "West Africa" and "Other Foreign" include the results of vessels bareboat chartered-out to CNN from December 1993 through September 1995, at which time the bareboat charters were canceled and the Company resumed operation of the vessels.
(b) Other income (expense) excludes gain/(loss) from equipment sales or retirements of property and certain other expenses that were reclassified to operating profit in geographical areas of the Marine segment. Other expense in 1996 includes $542,000 of McCall Acquisition costs.
(c) The Company's corporate assets include investments in 50% or less owned companies.

       16. BENEFIT PLANS:

       NON-QUALIFIED STOCK OPTION PLAN --

       SEACOR's 1992 Non-Qualified Stock Option Plan (the "Plan") provides for the grant of non-qualified options to purchase shares of common stock to officers and key employees of the Company. Under the Plan, 500,000 shares of common stock have been reserved for sale. The exercise price per share of options granted under the Plan cannot be less than 75% or greater than 100% of the "Fair Market Value" (as defined in the Plan) of one share of common stock on the date of the grant.

       Options granted under the Plan expire no later than the tenth anniversary of the date of grant. Recipients of options must remain employed for at least two years from date of grant before options become exercisable, subject to the earlier exercise under certain circumstances. The exercise price per share of each option may be paid in cash, shares of common stock owned by the grantee, in a combination of cash and common stock, or by delivery of a promissory note not to exceed 90% of the total exercise price.

       In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in 1996 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or may continue to use accounting methods as prescribed by

       APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No. 25. Had compensation cost for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31:

                                                     1996                                 1995
                                         ------------------------------      -------------------------------
                                         As Reported        Pro forma         As Reported        Pro forma
                                         -------------      -----------      --------------      -----------
Net Income.......................... $         34,153   $       33,844   $         11,325    $       11,110

Earnings per common share:
   Assuming no dilution............. $           2.96   $         2.93   $           1.50    $         1.47
   Assuming full dilution...........             2.67             2.65               1.36              1.34

       The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events. SFAS 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

       The following transactions have occurred in the stock option plan during the periods ended December 31:


                                             1996                      1995                       1994
                                   ------------------------- -------------------------  ------------------------
                                    Number of    Wgted Avg.   Number of    Wgted Avg.   Number of    Wgted Avg.
                                     Options    Exer. Price    Options    Exer. Price    Options    Exer. Price
                                   -----------  ------------ -----------  ------------  ----------  ------------
Outstanding, at beginning of year    425,197  $      16.28     309,250  $      15.83      266,750 $      14.97
Granted..........................      7,300         30.75     117,747         17.55       42,500        21.25
Exercised........................    (85,039)        14.90           -             -            -            -
Canceled.........................     (1,346)        18.75      (1,800)        21.00            -            -
                                   -----------               -----------                ----------
Outstanding, at end of year......    346,112         16.92     425,197         16.28      309,250        15.83

Options exercisable at year end..    222,411         16.14     264,950         14.93            -            -

Options available for future          68,849                    74,803                    190,750
grant............................

Weighted average fair value of
   options granted...............$     18.86                $    11.54                $       N/A

       The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) expected volatility of 25.38% and 25.99% in the years 1996 and 1995, respectively,
       (c) risk-free interest rates of 6.21% and 5.38% in the years 1996 and 1995, respectively, and (d) expected lives of five years.

       At December 31, 1996, 296,312 of the aggregate outstanding options have exercise prices between $9.64 and $21.00, a weighted average exercise price of $15.96, and a weighted average remaining contractual life of eight years. Of these outstanding options, 179,911 are exercisable at a weighted average exercise price of $14.94. The remaining 49,800 outstanding options at December 31, 1996 have exercise prices between $21.00 and $30.75, a weighted average exercise price of $22.64, and a weighted average remaining contractual life of eight years. Of these outstanding options, 42,500 are exercisable at a weighted average exercise price of $21.25.

       On March 14, 1995, the Executive Compensation and Stock Option Committee of the Board of Directors granted two officers of SEACOR and three key employees of NRC options to purchase a total of 102,192 shares of SEACOR's common stock at an exercise price of $18.75 per share. Furthermore, as part of the NRC Merger, the Company assumed the obligations of the NRC Holdings 1994 Non-Qualified Stock Option Plan. As a result, the Company converted existing options for shares of NRC Holdings into options for 15,555 shares of SEACOR's common stock at an exercise price of $9.64 per share. On February 9, 1996, the Executive Compensation and Stock Option Committee of the Board of Directors granted certain employees options to purchase a total of 7,300 shares of SEACOR's common stock at an exercise price of $30.75 per share.

       SEACOR SAVINGS PLAN --

       The Company established the SEACOR Savings Plan ("SEACOR Plan"), effective July 1, 1994. This defined contribution plan provides eligible employees with an opportunity to accumulate retirement savings. Requirements for eligibility include, (i) one year of full time employment, (ii) attainment of 21 years of age, and (iii) residency in the United States. Participants may contribute up to 15% of their pre-tax annual compensation. During 1996 and 1995, the Company matched 50% up to the first 4% of an employee's contribution to the SEACOR Plan, and the Board of Directors of the Company determine the Company's matching contribution annually. The participant's and Company's contributions are funded to the SEACOR Plan monthly. Participants are fully vested in the Company's contribution upon (i) attaining the age of 65, (ii) death,
       (iii) becoming disabled, or (iv) completing five years of employment service. Forfeitures of Company contributions for non-vested and terminated employees will be used to reduce future contributions of the Company or pay administrative expenses of the SEACOR Plan.

       In connection with the NRC Merger, the Company assumed the obligations of a tax-deferred savings plan that was implemented by NRC in 1993. Under the terms of the NRC Plan, eligible employees can elect to contribute up to 15% of their compensation, and NRC matches 100% up to the first 3% of the employee's contribution.

       In connection with the McCall Acquisition, the Company assumed the obligations of a defined contribution plan that was implemented by McCall in 1995. Under the terms of the McCall plan, eligible employees can elect to contribute up to 15% of their compensation. During 1996 and 1995, McCall matched 1/3 of the first 6% of an employee's contribution to the plan. The Board of Directors of McCall determine the matching contribution annually.

       The Company's contributions to the plans were $ 599,000 $215,000, and $51,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

       EMPLOYEE RESTRICTED STOCK AWARDS --

       In 1996 and 1995, in recognition of a commitment to the continued growth and financial success of the Company, certain officers and key employees were granted 14,250 and 11,500 restricted shares, respectively, of SEACOR's common stock. The market value of the restricted shares in 1996 and 1995, amounting to $575,000 and $216,000, respectively, was recorded as unamortized restricted stock in a separate component of stockholders' equity. This compensation is being amortized to expense over three year vesting periods. Notwithstanding the forgoing, an employee will fully vest in such restricted stock upon death, disability, termination of the employee without "cause" or the occurrence of a "change in control" of the Company. Shares were issued in 1996 in accordance with the provisions of the 1996 Share Incentive Plan.

       17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

       Selected financial information for interim periods are presented below. Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year. On May 31, 1996, the Company acquired the McCall Companies (see Note 5) which was accounted for as a pooling of interests. The financial statements for all interim reporting periods prior to June 30, 1996, have been restated to give effect for this business combination.

                                                                          Quarter Ended
                                                 ----------------------------------------------------------------
                                                   Dec. 31,        Sept. 30,         June 30,         March 31,
                                                 ------------     ------------     -------------     ------------
                                                              (in thousands, except per share data)
1996:
Revenue..................................... $       64,151   $       57,545   $       52,653        $   50,095
Gross profit................................         21,610           20,176           17,345            15,678
Income before extraordinary item............         11,466           10,255            6,916             6,323
Earnings per share - assuming no dilution -
Income before extraordinary item............           0.86             0.78             0.70              0.64
Extraordinary item..........................              -            (0.06)               -                 -
                                                 ------------     ------------     -------------     ------------
Net Income.................................. $         0.86   $         0.72   $         0.70        $     0.64
                                                 ============     ============     =============     ============
Earnings per share - assuming full dilution -
   Income before extraordinary item.........           0.81             0.77             0.60              0.56
   Extraordinary item.......................              -            (0.06)               -                 -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         0.81   $         0.71   $         0.60        $     0.56
                                                 ============     ============     =============     ============
1995:
Revenue..................................... $       44,614   $       36,026   $       25,836        $   20,183
Gross profit................................         12,927            7,284            5,791             3,387
Income before extraordinary items...........          5,267            1,837            2,684             1,537
Earnings per share - assuming no dilution -
   Income before extraordinary item.........           0.65             0.25             0.36              0.21
   Extraordinary item.......................              -                -                -                 -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         0.65   $         0.25   $         0.36        $     0.21
                                                 ============     ============     =============     ============
Earnings per share - assuming full dilution-
   Income before extraordinary item.........           0.55             0.24             0.33              0.22
   Extraordinary item.......................              -                -                -                 -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         0.55   $         0.24   $         0.33        $     0.22
                                                 ============     ============     =============     ============

       18. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

                                                                                1996         1995         1994
                                                                             ----------   ----------   ----------
                                                                                        (in thousands)
Cash income taxes paid...................................................$       12,043  $     4,942  $     4,300
Cash interest paid.......................................................         4,037        6,132        6,773
Schedule of Non-Cash Investing and Financing Activities:
   Property exchanged for investment in and notes
      receivable from 50% or less owned company..........................             -            -        2,045
Joint venture investment increase related to deferred gain...............             -          315          718
Common stock issued in exchange for stock options in NRC.................             -        7,500            -
Conversion of 6% Notes to common stock...................................        53,785            -            -
Conversion of 2.5% Notes, net of discount, to common stock...............         3,941            -            -
Purchase of vessels with            - common stock.......................        33,642       11,300            -
                                    - 5-3/8% Notes.......................        15,250            -            -
                                    - lease obligations..................        23,771            -            -

       19. COMMITMENTS:

       The Company has committed to build vessels over the next two years for an aggregate capital expenditure of approximately $108,000,000. Approximately $20,500,000 has been funded and approximately $9,400,000 is committed to be paid by TMM pursuant to a Memorandum of Understanding dated September 25, 1996, between TMM and the Company covering several vessels.

       20. SUBSEQUENT EVENTS:

       On January 3, 1997, the Company acquired substantially all of the offshore marine assets, including vessels, owned by Galaxie Marine Service, Inc., Moonmaid Marine, Inc., Waveland Marine Service, Inc. and Triangle Marine, Inc. (collectively, "Galaxie"), for an aggregate consideration of $23,617,000, consisting of $20,567,000 in cash and 50,000 shares of common stock. The primary assets acquired were 24 vessels. At the date of acquisition, the Galaxie vessels were dedicated to serving the oil and gas industry in the U.S. Gulf of Mexico.

       In February 1997, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $35,000,000 of the Company's common stock and/or Convertible Notes. The amount may be increased up to $50,000,000 under certain circumstances.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



       To SEACOR Holdings, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SEACOR Holdings, Inc. and its subsidiaries and have issued our report thereon dated February 19, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             Arthur Andersen LLP

       New Orleans, Louisiana,
       February 19, 1997


                     SEACOR HOLDINGS, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)





                                             Balance        Charged to         (a)                          Balance
                                            Beginning        Cost and          NRC            (b)             End
  Description                                of Year         Expenses        Merger        Deductions       of Year
---------------------------------------     -----------     -----------    ------------    -----------     -----------

Year Ended December 31, 1996
   Allowance for doubtful accounts
   (deducted from accounts
    receivable)......................  $         380   $         238   $          -    $        143    $        475
                                           ===========     ===========    ============    ============    ===========

Year Ended December 31, 1995
   Allowance for doubtful accounts
   (deducted from accounts
   receivable).......................  $         108   $         100   $        469    $        297    $        380
                                           ===========     ===========    ============    ============    ===========

Year Ended December 31, 1994
   Allowance for doubtful accounts
   (deducted from accounts
   receivable).......................  $          10   $          98   $          -    $          -    $        108
                                           ===========     ===========    ============    ============    ===========

(a)    Increase in allowance for doubtful accounts resulting from the NRC
       Merger.

(b) Recovery of accounts receivable which had been previously reserved as uncollectible or accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

                                INDEX TO EXHIBITS


Exhibit
Number                            Description
------                            -----------

2.1* Asset Purchase Agreement, dated as of December 19, 1996, by and among SEACOR Holdings, Inc. and certain of its subsidiaries, and Smit Internationale N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
       1996).

2.2* Purchase Agreement, dated as of December 3, 1996, among SEACOR Holdings, Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc., Triangle Marine, Inc., F.C. Felterman, Ernest Felterman, D. Lee Felterman and Daniel C. Felterman (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

2.3*   Purchase Agreement, dated as of December 3, 1996, among SEACOR
       Holdings, Inc., Waveland Marine Service, Inc., F.C. Felterman, Ernest Felterman, D. Lee Felterman and Daniel C. Felterman (incorporated herein, by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

2.4* Definitive Purchase Agreement, dated September 5, 1995, by and among Graham Marine Inc., Edgar L. Graham, J. Clark Graham, and Glenn A. Graham (incorporated herein by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated September 15, 1995).

2.5* Global Agreement, dated as of November 14, 1995, by and among Compagnie Nationale de Navigation and Feronia International Shipping, SA and SEACOR Holdings, Inc. and the subsidiaries listed in said agreement (incorporated herein by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

2.6* Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR Enterprises, Inc. and McCall Enterprises, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

2.7* Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR Support Services, Inc. and McCall Support Vessels, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

2.8* Agreement and Plan of Merger, dated as of May 31, 1996, by and among SEACOR Holdings, Inc., SEACOR N.F., Inc. and N.F. McCall Crews, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

2.9* Exchange Agreement relating to McCall Crewboats, L.L.C., dated as of May 31, 1996, by and among SEACOR Holdings, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit
       2.4 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

2.10* Share Exchange Agreement and Plan of Reorganization relating to Cameron Boat Rentals, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

2.11* Share Exchange Agreement and Plan of Reorganization relating to Philip A. McCall, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

2.12* Share Exchange Agreement and Plan of Reorganization relating to Cameron Crews, Inc., dated as of May 31, 1996, by and among SEACOR Holdings, Inc., McCall Enterprises, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

3.1* Restated Certificate of Incorporation of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31,
       1992).

3.2* Amended and Restated By-laws of SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-12637) of SEACOR Holdings, Inc. filed with the Commission on September 25, 1996).

4.1* Indenture, dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings, Inc. (including therein forms of 5-3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14,
       1996).

4.2* Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings, Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K dated March 14, 1995, as amended).

4.3* Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

4.4* Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings, Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).

4.5* Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings, Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

4.6* Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings, Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.7* Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings, Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.8* Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings, Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9* Restated Stockholders' Agreement dated December 16, 1992 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.1* Indemnification Agreement, dated as of May 31, 1996, among all of the stockholders of McCall Enterprises, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.2* Indemnification Agreement, dated as of May 31, 1996, among all of the stockholders of McCall Support Vessels, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.3* Indemnification Agreement, dated as of May 31, 1996, among all of the stockholders of N.F. McCall Crews, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.4* Indemnification Agreement, dated as of May 31, 1996, among all of the members of McCall Crewboats, L.L.C., Norman McCall, as representative of such members, and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.5* Indemnification Agreement, dated as of May 31, 1996, among all of the stockholders of Cameron Boat Rentals, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.6* Indemnification Agreement, dated as of May 31, 1996, among all of the stockholders of Philip A. McCall, Inc. and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.7* Indemnification Agreement, dated as of May 31, 1996, among all of the stockholders of Cameron Crews, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with Commission on June 7, 1996).

10.8* The Master Agreement, dated as of June 6, 1996, by and among Compagnie Nationale de Navigation, SEACOR Holdings, Inc. and SEACOR Worldwide Inc. (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

10.9* Management and Administrative Services Agreement, dated January 1, 1990, between SCF Corporation and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.10* Amendment No. 1 to the Management and Services Agreement, dated as of
       January 1, 1993, between SCF Corporation and SEACOR Holdings, Inc. (incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.11* Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.12* SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.13* SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).

10.14* Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR
       Holdings, Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.15* Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR
       Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.16* Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR
       Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.17* Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR
       Holdings, Inc. and Timothy McKeand (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.18* Severance Benefit Agreement, dated March 15, 1988, between NICOR Marine
       Inc. and Timothy McKeand (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.19* Severance Benefit Agreement, dated March 15, 1988, between NICOR Marine
       Inc. and Keith Gregory (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.20* Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc. and Lenny
       P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.21* Employment Agreement, dated December 24, 1992, between SEACOR Holdings,
       Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.22* Management and Services Agreement, dated January 1, 1985, between NICOR
       Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.23* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT
       Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
       1996).

10.24* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT
       Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
       1996).

10.25* Joint Venture Agreement, dated December 19, 1996, between SEACOR
       Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
       1996).

10.26* Form of Management Agreement (incorporated herein by reference to Exhibit
       10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.27* Malaysian Side Letter, dated December 19, 1996, between SEACOR Holdings,
       Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.28* Salvage and Maritime Contracting Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.29* License Agreement, dated December 19, 1996, between SEACOR Holdings,
       Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.30* Restricted Stock Grant Agreement, dated as of March 14, 1995, between
       SEACOR Holdings, Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.0 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995)

10.31* Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR
       Holdings, Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.32* Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR
       Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.33* Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR
       Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.34* Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR
       Holdings, Inc. and Mark Miller (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.35* Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR
       Holdings, Inc. and Timothy McKeand (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.36 Restricted Stock Grant Agreement, dated as of January 27, 1997, between SEACOR Holdings, Inc. and Charles Fabrikant.

10.37 Restricted Stock Grant Agreement, dated as of January 27, 1997, between SEACOR Holdings, Inc. and Randall Blank.

10.38 Restricted Stock Grant Agreement, dated as of January 27, 1997, between SEACOR Holdings, Inc. and Milton Rose.

10.39 Restricted Stock Grant Agreement, dated as of January 27, 1997, between SEACOR Holdings, Inc. and Mark Miller.

10.40 Restricted Stock Grant Agreement, dated as of January 27, 1997, between SEACOR Holdings, Inc. and Timothy McKeand.

10.41* Revolving Credit Facility Agreement, dated September 15, 1995, by and between SEACOR Holdings, Inc. and Den norske Bank AS, (incorporated herein by reference to Exhibit 10.0 of the Company's Current Report on Form 8-K dated September 15, 1995).

10.42* Agreement, dated October 27, 1995, by and among SEACOR Holdings, Inc.,
       NRC Holdings, Inc., Coastal Refining and Marketing, Inc., and Phibro Energy USA, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.43* Employment Agreement, dated March 14, 1995, by and between National
       Response Corporation and Mark Miller (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.44* Employment Agreement, dated March 14, 1995, by and between National
       Response Corporation and James Miller (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.45* Stock Option Grant Agreement dated as of February 8, 1994 between SEACOR
       Holdings, Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.100 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1995).

10.46* Stock Option Grant Agreement dated as of February 8, 1994 between SEACOR
       Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.101 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1995).

10.47* Stock Option Grant Agreement dated as of March 14, 1995 between SEACOR
       Holdings, Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.102 of the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1995).

10.48* Stock Option Grant Agreement dated as of March 14, 1995 between SEACOR
       Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.103 of the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1995).

11.1 Computation of Per Share Earnings for the Years Ended December 31, 1996, 1995, and 1994, respectively.

21.1   List of Registrant's subsidiaries.

23.1   Consent of Arthur Andersen LLP.

27.1   Financial Data Schedule

-------------------
* Incorporated herein by reference as indicated.