Form 10-Q
period 1997-03-31
SEACOR SMIT INC
filed 1997-05-15
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission File Number 0-12289

                                SEACOR SMIT INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    13-3542736
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                           11200 WESTHEIMER, SUITE 850
                              HOUSTON, TEXAS 77042
                                 (713) 782-5990
                            ------------------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The total number of shares of Common Stock, par value $.01 per share, outstanding as of May 12, 1997 was 13,824,842. Registrant has no other class of Common Stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996.........................1

         Condensed Consolidated Statements of Operations
                 For the Three Months Ended March 31, 1997 and 1996...........2

         Condensed Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 1997 and 1996...........3

         Notes to Condensed Consolidated Financial Statements.................4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................7

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risks..........................................15

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K............................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                 March 31,             December 31,
                                                                                    1997                   1996
                                                                               ----------------      -----------------
                                 ASSETS
 Current Assets:
    Cash and cash equivalents..........................................     $         155,584     $         149,053
    Investment securities..............................................                     -                   311
    Trade and other receivables, net of allowance for
       doubtful accounts of $580 and $475, respectively................                59,972                46,469
    Affiliate receivables..............................................                 7,835                 2,224
    Inventories........................................................                 1,637                 1,559
    Prepaid expenses and other.........................................                 2,201                 1,865
                                                                               ----------------      -----------------
          Total current assets.........................................               227,229               201,481
                                                                               ----------------      -----------------

 Investments in, at Equity, and Receivables from 50%
    or Less Owned Companies............................................                23,555                21,316
                                                                               ----------------      -----------------

 Property and Equipment................................................               515,683               498,899
    Less--Accumulated depreciation......................................             (100,257)             (101,123)
                                                                               ----------------      -----------------
          Net property and equipment...................................               415,426               397,776
                                                                               ----------------      -----------------

 Other Assets..........................................................                18,592                15,882
                                                                               ----------------      -----------------
                                                                            $         684,802     $         636,455
                                                                               ================      =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt..................................     $           1,793     $           1,793
    Accounts payable - trade...........................................                 9,907                14,690
    Accounts payable - affiliates......................................                 5,257                   734
    Other current liabilities..........................................                29,153                12,066
                                                                               ----------------      -----------------
          Total current liabilities....................................                46,110                29,283
                                                                               ----------------      -----------------

 Long-Term Debt........................................................               216,981               218,659
 Deferred Income Taxes.................................................                35,946                33,749
 Deferred Gain and Other Liabilities...................................                 2,621                 2,719
 Minority Interest and Indebtedness to Minority Shareholder ...........                   815                   974

 Stockholders' Equity:
    Common stock, $.01 par value, 13,986,610 and 13,888,133 shares issued at March 31, 1997 and December 31, 1996,
       respectively....................................................                   140                   139
    Additional paid-in capital.........................................               264,285               258,904
    Retained earnings..................................................               120,767                92,005
    Less 59,768 and 56,768 shares held in treasury at March 31, 1997
       and December 31, 1996, respectively, at cost....................                  (765)                 (622)
    Less unamortized restricted stock compensation.....................                (1,269)                 (279)
    Currency translation adjustments...................................                  (829)                  924
                                                                               ----------------      -----------------
          Total stockholders' equity...................................               382,329               351,071
                                                                               ----------------      -----------------
                                                                            $         684,802     $         636,455
                                                                               ================      =================

 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.


                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)



                                                                                    Three Months Ended March 31,
                                                                                     1997                   1996
                                                                               ----------------       ----------------
 Operating Revenue:
    Marine...........................................................       $          74,955      $         43,242
    Environmental -
     Oil spill response..............................................                     477                 2,422
     Retainer fees and other services................................                   3,747                 4,431
                                                                               ----------------       ----------------
                                                                                       79,179                50,095
                                                                               ----------------       ----------------

 Costs and Expenses:
    Cost of oil spill response.......................................                     495                  2,046
    Operating expenses -
     Marine..........................................................                  34,127                 25,422
     Environmental...................................................                   1,222                  1,249
     Administrative and general......................................                   6,483                  5,531
     Depreciation and amortization...................................                   8,867                  5,700
                                                                               ----------------       ----------------
                                                                                       51,194                 39,948
                                                                               ----------------       ----------------
 Operating Income....................................................                  27,985                 10,147
                                                                               ----------------       ----------------

 Other (Expense) Income:
    Interest on debt.................................................                  (2,792)                (1,821)
    Interest income..................................................                   2,064                    682
    Gain from equipment sales, net...................................                  15,887                    243
    Other............................................................                     (43)                   261
                                                                               ----------------       ----------------
                                                                                       15,116                   (635)
                                                                               ----------------       ----------------
 Income Before Income Taxes, Minority Interest, and Equity in
    Net Earnings of 50% or Less Owned Companies......................                  43,101                  9,512

 Income Tax Expense..................................................                  14,882                  3,351
                                                                               ----------------       ----------------

 Income Before Minority Interest and Equity in Net Earnings of
       50% or Less Owned Companies...................................                  28,219                  6,161
 Minority Interest in Loss of a Subsidiary...........................                      32                     76
 Equity in Net Earnings of 50% or Less Owned Companies...............                     511                     86
                                                                               ----------------       ----------------
 Net Income..........................................................       $          28,762      $           6,323
                                                                               ================       ================

 Earnings Per Common Share - Assuming No Dilution....................       $           2.07       $           0.64
                                                                               ================       ================

 Earnings Per Common Share - Assuming Full Dilution..................       $           1.79       $           0.56
                                                                               ================       ================

 Weighted Average Common Shares:
    Assuming No Dilution.............................................              13,925,248              9,831,100
    Assuming Full Dilution...........................................              17,006,854             12,381,756



 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.



                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                                    Three Months Ended March 31,
                                                                                    1997                   1996
                                                                              -----------------      ------------------
  Net Cash Provided by Operating Activities............................     $         20,337       $         12,028
                                                                              -----------------      ------------------

  Cash Flows from Investing Activities:
     Purchase of property and equipment................................              (35,926)                (1,682)
     Proceeds from sale of marine vessels and equipment................               22,785                    624
     Purchase of securities............................................                    -                   (300)
     Proceeds from sale of securities..................................                  311                      -
     Investments in and advances to 50% or less
      owned companies..................................................                  (13)                   (60)
     Principal payments on notes due from 50% or
      less owned companies.............................................                  196                    342
     Principal payments received under a sale-type lease...............                   51                     42
                                                                              -----------------      ------------------
         Net cash used in investing activities.........................              (12,596)                (1,034)
                                                                              -----------------      ------------------

  Cash Flows from Financing Activities:
     Payments of long-term debt........................................               (1,351)                (9,109)
     Payments on stockholders' loans...................................                    -                    (95)
     Proceeds from exercise of stock options...........................                    -                     26
     Common stock acquired for treasury................................                 (143)                     -
                                                                              -----------------      ------------------
         Net cash used in financing activities.........................               (1,494)                (9,178)
                                                                              -----------------      ------------------

  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents......................................                  284                    (22)
                                                                              -----------------      ------------------

  Net Increase in Cash and Cash Equivalents............................                6,531                  1,794
  Cash and Cash Equivalents, Beginning of Period.......................              149,053                 28,587
                                                                              -----------------      ------------------
  Cash and Cash Equivalents, End of Period.............................     $        155,584       $         30,381
                                                                              =================      ==================



 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION --


         The condensed consolidated financial information for the three-month periods ended March 31, 1997, and 1996, has been prepared by the Company (defined below) and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR SMIT Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR SMIT Inc.

2.       CORPORATE NAME CHANGE --

         At the annual meeting of stockholders on April 17, 1997, the holders of the Company's common stock approved an amendment to the Company's Restated Certificate of Incorporation changing the Company's corporate name from "SEACOR Holdings, Inc." to "SEACOR SMIT Inc." The name change became effective upon the filing of such amendment on May 1, 1997.

3.       RESTRICTED STOCK AWARDS --

         During January 1997, certain officers and key employees were granted a total of 16,960 restricted shares of the Company's common stock under its 1996 Share Incentive Plan in recognition of their commitment to the continued growth and financial success of the Company. The market value of the restricted shares, amounting to $1,040,000 at the time of grant, was recorded as unamortized restricted stock compensation in a separate component of stockholders' equity and will be amortized to expense over a three year vesting period.

4.       VESSEL DISPOSITIONS --

         During the first quarter of 1997, the Company completed the sale of twelve vessels that included five supply, three utility, two crew, one towing supply and one freight that resulted in the recognition of a net pre-tax gain of $15,818,000.

5.       EARNINGS PER SHARE --

         Earnings per common share assuming no dilution were computed based on the weighted average number of unrestricted and restricted common shares issued and outstanding during the relevant periods. The additional common stock assumed to be outstanding to reflect the dilutive effect of common stock equivalents was excluded from the computation as insignificant.

         Earnings per common share assuming full dilution was computed based on the weighted average number of unrestricted and restricted shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method and the assumption that all outstanding convertible subordinated notes were converted to common stock. For computation purposes, net income was adjusted for interest expense and applicable debt discount amortization.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," that simplifies the computation of earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with SFAS 128 would be unchanged for the periods presented.

6.       COMMITMENT AND CONTINGENCY --

         The Company has committed to build vessels over the next two years for an aggregate capital expenditure of approximately $128,300,000. Approximately $31,200,000 has been funded and approximately $9,400,000 is committed to be paid by Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), the Company's joint venture partner in Mexico, pursuant to a Memorandum of Understanding, dated September 25, 1996, between TMM and the Company relating to the construction of several vessels.

         On December 19, 1996, in connection with the acquisition of all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by Smit Internationale N.V. ("Smit"), the Company agreed to the payment to Smit of up to $47,200,000 of additional consideration in cash and non-convertible notes based upon the earnings performance during 1997 and 1998 by certain of those assets. Based upon operations since the date of acquisition and estimated future rates per day worked, management believes it is probable that additional purchase consideration will be payable to Smit. When the contingency is resolved and additional consideration is distributable, the Company will record the additional consideration issued or issuable in accordance with generally accepted accounting prinicples as an additional cost of certain of the assets to be depreciated over their remaining lives.

7.        SUBSEQUENT EVENT --

         The Company has been engaged in negotiations with Den norske Bank ASA ("DnB") relating to the possible replacement of its current credit facility with DnB with a new credit facility and, on April 9, 1997, the Company received a commitment letter from DnB (the "DnB Commitment") which sets forth the preliminary terms for a five year multi-currency senior unsecured reducing revolving credit facility of up to $100,000,000 (the "New Credit Facility") among DnB, as lender, and one or more wholly owned subsidiaries of SEACOR, as borrowers

(the "Borrowers"), and SEACOR, as guarantor. The Company intends to use the New Credit Facility to fund general corporate purposes, including marine transportation, shipping, and related energy businesses.

         Subject to definitive documentation, the DnB Commitment provides that the New Credit Facility would mature five years from closing and the maximum amount available thereunder would reduce in eight semi-annual principal reductions of $6,250,000 each, commencing one year from the date of the New Credit Facility. Outstanding borrowings would bear interest at an annual rate equal to an applicable margin of 70 to 160 basis points above LIBOR. The DnB Commitment also provides that the New Credit Facility would require the Company, on a consolidated basis, to maintain certain debt to capitalization ratios, a minimum interest coverage ratio, a minimum cash level, and a minimum value ratio of all assets subject to a negative pledge to amounts outstanding under the New Credit Facility. The New Credit Facility would also provide for a negative pledge of 100% of the shares of capital stock of the Borrowers and of all existing assets of the Borrowers, SEACOR and their consolidated subsidiaries (excluding the assets of CRN Holdings, Inc. and existing new building vessel projects).

         The New Credit Facility is conditioned upon, among other things, the repayment of any amounts outstanding under existing borrowing facilities with DnB, the receipt of credit approvals, the completion of appraisals of the Company's vessel fleet, and the negotiation and execution of definitive documentation. The terms of the New Credit Facility are preliminary in nature and there can be no assurance that the Company and DnB will enter into the New Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS


         When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include, among others, general economic and business conditions, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

         The Company's operating revenue is affected by rates per day worked and utilization. These performance measures are closely aligned with the offshore oil and gas exploration industry and are a function of demand and availability of marine vessels. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

         The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.
                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                              ---------------------------------
                                                   1997             1996
                                              ---------------  ----------------
RATES PER DAY WORKED ($): (1) (2)
   Supply/Towing Supply....................          5,846            3,723
   Anchor Handling Towing Supply...........          8,866            5,382
   Crew....................................          2,065            1,631
   Standby Safety .........................          5,335            4,645
   Utility/Line Handling...................          1,298            1,107
   Geophysical and Freight.................          4,724            4,317
      Overall Fleet........................          3,297            2,308

OVERALL UTILIZATION (%): (1)
   Supply/Towing Supply....................           96.0             97.4
   Anchor Handling Towing Supply...........           86.1             96.6
   Crew....................................           98.0             97.6
   Standby Safety..........................           86.0             88.7
   Utility/Line Handling...................           97.3             74.4
   Geophysical and Freight.................           93.1             98.7
      Overall Fleet........................           95.8             88.7
__________
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.

(2) Certain of the Company's vessels earn revenue in foreign currencies which have been converted to U.S. dollars for reporting purposes at the weighted average exchange rates of those foreign currencies for the periods indicated.

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

         The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At March 31, 1997 and 1996, the Company had six and two vessels, respectively, bareboat chartered-out.

         The table below sets forth the Company's marine fleet structure at the dates indicated:

              FLEET STRUCTURE                             AT MARCH 31,
                                                --------------------------------
                                                     1997             1996
                                                ---------------  ---------------
Owned......................................           264              227
Bareboat and Time Chartered-In (1).........             5                3
Joint Venture Vessels (2)..................            31               10
Pool Vessels (3)...........................            12                5
                                                ---------------  ---------------
    Overall Fleet..........................           312              245
                                                ===============  ===============

(1) A bareboat charter is a lease of a vessel under which the entity chartering-in the vessel is typically responsible for all crewing, insurance, and operating expenses, as well as the payment of bareboat charter hire to the vessel owner. A time charter is a lease of a vessel under which the entity providing the vessel is responsible for all crewing, insurance, and operating expenses. At March 31, 1997, the Company bareboat chartered-in two vessels and time chartered-in three vessels. At March 31, 1996, the Company bareboat chartered-in two vessels and time chartered-in one vessel.

(2) 1997 and 1996 include ten vessels owned by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture"). 1997 also includes 21 vessels owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures").

(3) 1997 and 1996 include five vessels owned by Toisa Ltd. ("Toisa") which participate in a pool with ten Company owned North Sea standby safety vessels. Additionally, 1997 includes seven standby safety vessels in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

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

         A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and to a lesser extent its West African and Mexican offshore marine operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 40% and 30% for the three month period ended March 31, 1997 and 1996, respectively.

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

         Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. For the three-month period ended March 31, 1997, the Company completed the drydocking of 26 marine vessels at an aggregate cost of $1.4 million versus 25 marine vessels drydocked at an aggregate cost of $1.8 million in the comparable period of 1996.

Operating results are also affected by the Company's participation in the following ventures: (i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation, which owns a 9% equity interest in the Company's subsidiary that operates standby safety vessels in the North Sea, (ii) a 15 vessel pooling arrangement between the Company and Toisa that coordinates the marketing for both the Company and Toisa in the North Sea standby safety market,
(iii) the TMM Joint Venture, (iv) the Saint Fleet Pool, and (v) the Smit Joint Ventures which own and operate vessels in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa.

ENVIRONMENTAL SERVICES

         The Company's environmental services business, operated primarily through the National Response Corporation ("NRC"), an indirect wholly owned subsidiary of SEACOR, provides contractual oil spill response services to those who store, transport, produce or handle petroleum and certain other non-petroleum oils as required by OPA 90. NRC's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators and pipeline operators. NRC charges a retainer fee to its customers for ensuring by contract the availability at predetermined rates of NRC's response services. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for spill response as contemplated by response plans filed by NRC's customers in accordance with OPA 90 and various state regulations. NRC also maintains relationships with numerous environmental sub-contractors to assist with equipment maintenance and provide trained personnel for deploying equipment in a spill response.

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

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                           -----------------------------
                                                               1997            1996
                                                           -------------   -------------
                                                                  (IN THOUSANDS)
OPERATING REVENUE:
  Marine:
    United States......................................  $      44,702  $       30,134
    North Sea..........................................         14,224           3,562
    West Africa........................................         11,333           8,378
    Other Foreign......................................          4,696           1,168
                                                           -------------   -------------
                                                                74,955          43,242
  Environmental .......................................          4,224           6,853
                                                           -------------   -------------
                                                                79,179          50,095
                                                           =============   =============
OPERATING PROFIT:
  Marine:
    United States......................................         34,458           8,871
    North Sea..........................................          3,741            (718)
    West Africa........................................          4,381           1,441
    Other Foreign......................................          2,145             481
                                                           -------------   -------------
                                                                44,725          10,075
  Environmental .......................................            215           1,372
                                                           -------------   -------------
                                                                44,940          11,447
    Other income (expense) (1).........................             (1)             14
    General corporate administration...................         (1,110)           (810)
    Net interest expense...............................           (728)         (1,139)
    Minority interest in loss of a subsidiary..........             32              76
    Equity in net earnings of 50% or less owned
      companies........................................            511              86
    Income tax expense.................................        (14,882)         (3,351)
                                                           -------------   -------------
    Net Income.........................................  $      28,762  $        6,323
                                                           =============   =============

(1) Excludes gains from equipment sales and certain other expenses that were reclassified to operating profit of the applicable business segment.

         The marine business segment's operating revenue increased $31.7 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996 due primarily to a net increase in the number of owned offshore vessels and a significant improvement in rates per day worked for the Company's offshore vessels operating in the U.S. Gulf of Mexico. Significant offshore vessel acquisitions include 24 vessels purchased from Smit during December 1996 that operate in the North Sea, offshore West

Africa and in Other Foreign regions and 24 vessels purchased from Galaxie Marine Service, Inc. and affiliated companies ("Galaxie") on January 3, 1997 that operate in the U.S. Gulf of Mexico. Anchor handling towing supply, towing, and supply vessels were acquired from Smit, and utility and crew vessels were acquired from Galaxie. Strong demand in the U.S. Gulf of Mexico resulted in rates per day worked increasing between comparable quarters for all offshore vessels owned by the Company. Additionally, rates per day worked for the Company's vessels operating in the North Sea, offshore West Africa and in Other Foreign regions also increased between comparable quarters.

         The environmental business segment's operating revenue decreased $2.6 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996 due primarily to a decline in the number and severity of oil spills managed by the Company. Retainer fees and other service revenues also declined between comparable periods due primarily to a decline in voyage and other service activities.

         The marine business segment's operating profit increased $34.7 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. This increase was due primarily to the factors affecting operating revenue as outlined above, the sale of offshore vessels, and lower drydocking costs. During the first quarter of 1997, the Company completed the sale of twelve offshore vessels that included five supply, three utility, two crew, one towing supply and one freight that resulted in the recognition of a net pre-tax gain of $15.8 million. Eleven of these offshore vessels previously operated from U.S. ports. Excluding offshore vessels recently acquired, the number of and per vessel average drydocking cost declined between comparable quarters. Fewer offshore vessels required regulatory inspections in 1997 compared to 1996, and of those vessels inspected and repaired, a greater proportion were from the small versus larger vessel fleet. In addition to an increase in expenses customarily associated with those factors affecting revenue, operating expenses between comparable quarters increased due primarily to higher crew wage and health insurance costs.

         The environmental business segment's operating profit declined $1.2 million between comparable quarters due primarily to the factors affecting operating revenue as outlined above.

         The Company's administrative and general expenses, relating primarily to operating activities, increased $1.0 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. This increase was due primarily to additional expenses necessary to manage the offshore vessels recently acquired from Smit and Galaxie. Corporate expenses also rose between comparable quarters due primarily to higher wage cost, but the Company's environmental business segment's administrative expenses declined. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

         The Company's depreciation and amortization expense, which related primarily to operating activities, increased $3.2 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. This increase was due primarily to a net increase in the number of owned offshore marine vessels that were acquired from Smit and Galaxie.

         Net interest expense decreased $0.4 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. Interest income rose between comparable quarters due primarily to greater invested cash balances that resulted from improved operating results and the sale of the Company's 5-3/8% Convertible Subordinated Notes Due November 15, 2006. The increase in interest income was partially offset by higher interest expense due to an increase in the Company's outstanding indebtedness.

         In the three-month period ended March 31, 1997, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in the TMM Joint Venture, a joint venture which provides environmental services on the West Coast of the U.S., and certain Smit Joint Ventures. In the comparable period of 1996, equity earnings were realized exclusively from the Company's participation in the TMM Joint Venture. Operations in Mexico have improved between comparable quarters.

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

         Pursuant to a revolving credit facility (the "DnB Facility") with Den norske Bank ("DnB"), the Company may borrow up to $80.0 million aggregate principal amount (the "Maximum Committed Amount") of senior secured revolving bridge loans at any time prior to May 31, 1997 (the "Extended Term"). At March 31, 1997, the Company had $73.1 million available for future borrowings under the DnB Facility.

         The Company has been engaged in negotiations with DnB relating to the possible replacement of its current credit facility with DnB with a new credit facility and, on April 9, 1997, the Company received a commitment letter from DnB (the "DnB Commitment") which sets forth the preliminary terms for a five year multi-currency senior unsecured reducing revolving credit facility of up to $100.0 million (the "New Credit Facility") among DnB, as lender, and one or more wholly owned subsidiaries of SEACOR, as borrowers (the "Borrowers"), and SEACOR, as guarantor. The Company intends to use the New Credit Facility to fund general corporate purposes, including marine transportation, shipping, and related energy businesses.

         Subject to definitive documentation, the DnB Commitment provides that the New Credit Facility would mature five years from closing and the maximum amount available thereunder would reduce in eight semi-annual principal reductions of $6.25 million each, commencing one year from the date of the New Credit Facility. Outstanding borrowings would bear interest at an annual rate equal to an applicable margin of 70 to 160 basis points above LIBOR. The DnB Commitment also provides that the New Credit Facility would require the Company, on a consolidated basis, to maintain certain debt to capitalization ratios, a minimum interest coverage ratio, a minimum cash level, a minimum value ratio of all assets subject to a negative pledge to amounts outstanding under the New Credit Facility. The New Credit Facility would also provide for a negative pledge of 100% of the shares of capital stock of the Borrowers and of all existing assets of the Borrowers, SEACOR and their consolidated subsidiaries (excluding the assets of CRN Holdings, Inc. and existing new building vessel projects).

         The New Credit Facility is conditioned upon, among other things, the repayment of any amounts outstanding under existing borrowing facilities with DnB, the receipt of credit approvals, the completion of appraisals of the Company's vessel fleet, and the negotiation and execution of definitive documentation. The terms of the New Credit Facility are preliminary in nature and there can be no assurance that the Company and DnB will enter into the New Credit Facility.

         On December 19, 1996, in connection with the acquisition of all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned Smit, the Company agreed to the payment to Smit of up to $47.2 million of additional consideration in cash and non-convertible notes based upon the earnings performance during 1997 and 1998 by certain of those assets. Based upon operations since the date of acquisition and estimated future rates per day worked, management believes it is probable that additional purchase consideration will be payable to Smit in 1999 and future years.

         Net cash provided by operating activities increased $8.3 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. The increase was due primarily to improved operating profits that resulted from improved rates per day worked primarily in the U.S. Gulf of Mexico.

         The Company's net cash used in investing activities increased $11.6 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. The increase was primarily related to the acquisition of vessels from Galaxie and an increase in expenditures to acquire other property and equipment that related primarily to the purchase of five utility and the construction of crew, supply, and anchor handling towing supply vessels. Proceeds from the sale of vessels increased between comparable quarters as a greater number of vessels were sold at higher market values in 1997.

         Net cash used in financing activities decreased $7.7 million in the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. The decrease was due primarily to a decline in principal repayments under the DnB Facility and other outstanding indebtedness.

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

         The Company has committed to build vessels over the next two years for an aggregate capital expenditure of approximately $128.3 million. Approximately $31.2 million has been funded and approximately $9.4 million is committed to be paid by TMM pursuant to a Memorandum of Understanding, dated September 25, 1996, between TMM and the Company relating to the construction of several vessels.

         Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," that simplifies the computation of earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with SFAS 128 would be unchanged for the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits:

         3.1 (a)  Restated Certificate of Incorporation of SEACOR SMIT Inc.

         3.1 (b) Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc.

         3.2      Amended and Restated By-Laws of SEACOR SMIT Inc.
                  (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-12637) filed with the Securities and Exchange Commission on September 25, 1996).

         11.1 Computation of Per Share Earnings for the Three Months Ended March 31, 1997 and 1996. Financial Data Schedule

         27.1     Financial Data Schedule.


         B.       Reports on Form 8-K:

                  Current Report on Form 8-K/A dated December 19, 1996 and filed with the Securities and Exchange Commission on March 4, 1997 (reporting under Items 2, 7 and 9 of the Current Report on Form 8-K and including therein financial statements required by Rule 3-05(b) and Article 11 of Regulation S-X) and amending the Current Report on 8-K dated December 19, 1996 and filed with the Securities and Exchange Commission on December 24, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SEACOR SMIT INC
                                             (Registrant)


DATE: MAY 15, 1997                      By:   /s/ Charles Fabrikant
                                             ------------------------------
                                             Charles Fabrikant, Chairman of the
                                             Board, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


DATE: MAY 15, 1997                      By:  /s/ Randall Blank
                                             -------------------------------
                                             Randall Blank, Executive Vice
                                             President, Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


     EXHIBIT NO.         DESCRIPTION

         3.1 (a)  Restated Certificate of Incorporation of SEACOR SMIT Inc.

         3.1 (b) Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc.

         3.2      Amended and Restated By-Laws of SEACOR SMIT Inc.
                  (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-12637) filed with the Securities and Exchange Commission on September 25, 1996).

         11.1 Computation of Per Share Earnings for the Three Months Ended March 31, 1997 and 1996. Financial Data Schedule

         27.1     Financial Data Schedule