Form 10-Q
period 1997-06-30
SEACOR SMIT INC
filed 1997-08-14
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                           11200 WESTHEIMER, SUITE 850
                              HOUSTON, TEXAS 77042
                                 (713) 782-5990
                             ----------------------

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

                                 |X| Yes |_| No

The total number of shares of Common Stock, par value $.01 per share, outstanding as of August 11, 1997 was 13,823,642. Registrant has no other class of Common Stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      Page No.
Part I.  Financial Information


Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
June 30, 1997 and December 31, 1996..........................................1

Condensed Consolidated Statements of Operations For the
Three and Six-Months Ended June 30, 1997 and 1996............................2

Condensed Consolidated Statements of Cash Flows
For the Six-Months Ended June 30, 1997 and 1996..............................3

Notes to Condensed Consolidated Financial Statements.........................4

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations................................7


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 6. Exhibits and Reports on Form 8-K....................................16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                    June 30,                  December 31,
                                                                                      1997                        1996
                                                                               --------------------        ------------------
          ASSETS
 Current Assets:
    Cash and cash equivalents..........................................     $         162,213           $         149,053
      Investment securities............................................                     -                         311
    Trade and other receivables, net of allowance for
       doubtful accounts of $1,080 and $475, respectively..............                64,550                      46,469
    Affiliate receivables..............................................                 5,451                       2,224
    Inventories........................................................                 1,827                       1,559
    Prepaid expenses and other.........................................                 2,551                       1,865
                                                                               --------------------        ------------------
          Total current assets.........................................               236,592                     201,481
                                                                               --------------------        ------------------

 Investments in, at Equity, and Receivables from 50%
    or Less Owned Companies............................................                28,982                      21,316
                                                                               --------------------        ------------------

 Property and Equipment................................................               505,070                     498,899
    Less--Accumulated depreciation......................................              (100,715)                  (101,123)
                                                                               --------------------        ------------------
          Net property and equipment...................................               404,355                     397,776
                                                                               --------------------        ------------------

 Restricted Cash.......................................................                32,495                           -
 Other Assets..........................................................                18,286                      15,882
                                                                               --------------------        ------------------
                                                                            $         720,710           $         636,455
                                                                               ====================        ==================
          LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Current portion of long-term debt..................................     $           1,797           $           1,793
    Accounts payable - trade...........................................                14,325                      14,690
    Accounts payable - affiliates......................................                 2,935                         734
    Other current liabilities..........................................                17,568                      12,066
                                                                               --------------------        ------------------
          Total current liabilities....................................                36,625                      29,283
                                                                               --------------------        ------------------

 Long-Term Debt........................................................               217,087                     218,659
 Deferred Income Taxes.................................................                51,478                      33,749
 Deferred Gain and Other Liabilities...................................                 3,663                       2,719
 Minority Interests and Indebtedness to Minority Shareholders..........                   714                         974

 Stockholders' Equity:
    Common stock, $.01 par value, 13,987,610 and 13,888,133
        shares issued at June 30, 1997, and December 31, 1996,
        respectively...................................................                   140                         139
    Additional paid-in capital.........................................               264,391                     258,904
    Retained earnings..................................................               158,866                      92,005
    Less 162,768 and 56,768 shares held in treasury at June 30,
       1997 and December 31, 1996, respectively,  at cost..............                (5,137)                       (622)
    Less unamortized restricted stock compensation.....................                (1,191)                       (279)
    Currency translation adjustments...................................                (5,926)                        924
                                                                               --------------------
                                                                                                           ------------------
          Total stockholders' equity...................................               411,143                     351,071
                                                                               --------------------        ------------------
                                                                            $         720,710           $         636,455
                                                                               ====================        ==================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
                                                                  -------------------------------     ------------------------------
                                                                      1997              1996              1997              1996
                                                                  -------------     -------------     -------------     ------------
 Operating Revenue:
    Marine.....................................................$       79,993    $       44,494    $      154,948    $       87,736
    Environmental -
     Oil spill response........................................         1,160             3,497             1,637             5,919
     Retainer fees and other services..........................         4,095             4,662             7,842             9,093
                                                                  -------------     -------------     -------------     ------------
                                                                       85,248            52,653           164,427           102,748
                                                                  -------------     -------------     -------------     ------------

 Costs and Expenses:
    Costs of oil spill response................................         1,067             3,346             1,562             5,392
    Operating expenses -
     Marine....................................................        40,752            24,605            74,879            50,027
     Environmental.............................................         1,316             1,515             2,538             2,764
    Administrative and general.................................         7,632             5,586            14,115            11,117
    Depreciation and amortization..............................         8,754             5,842            17,621            11,542
                                                                  -------------     -------------     -------------     ------------
                                                                       59,521            40,894           110,715            80,842
                                                                  -------------     -------------     -------------     ------------
 Operating Income..............................................        25,727            11,759            53,712            21,906
                                                                  -------------     -------------     -------------     ------------

 Other (Expense) Income:
    Interest on debt...........................................        (2,849)           (1,631)           (5,641)           (3,452)
    Interest income............................................         2,497               360             4,561             1,042
    Gain from equipment sales, net.............................        31,123               279            47,010               522
     McCall acquisition costs..................................             -              (472)                -              (472)
    Other......................................................           486                49               443               310
                                                                  -------------     -------------     -------------     ------------
                                                                       31,257            (1,415)           46,373            (2,050)
                                                                  -------------     -------------     -------------     ------------
 Income Before Income Taxes, Minority Interests, Equity in
    Net Earnings of 50% or Less Owned Companies and
    Extraordinary Item.........................................        56,984            10,344           100,085            19,856
 Income Tax Expense............................................        20,321             3,854            35,203             7,205
                                                                  -------------     -------------     -------------     ------------
 Income Before Minority Interests, Equity in Net Earnings of
    50% or Less Owned Companies and Extraordinary Item.........        36,663             6,490            64,882            12,651
 Minority Interests............................................           113                71               145               147
 Equity in Net Earnings of 50% or Less Owned Companies.........         1,648               355             2,159               441
                                                                  -------------     -------------     -------------     ------------
 Income Before Extraordinary Item..............................        38,424             6,916            67,186            13,239
 Extraordinary Item - Extinguishment of Debt, net of tax.......          (325)                -              (325)                -
                                                                  -------------     -------------     -------------     ------------
 Net Income....................................................$       38,099    $        6,916    $       66,861    $       13,239
                                                                  =============     =============     =============     ============

 Earnings Per Common Share -- Assuming No Dilution:
    Income Before Extraordinary Item...........................$         2.77    $         0.70    $         4.83    $         1.35
    Extraordinary Item.........................................         (0.02)                -             (0.02)                -
                                                                  -------------     -------------     -------------     ------------
     Net Income................................................$         2.75    $         0.70    $         4.81    $         1.35
                                                                  =============     =============     =============     ============

 Earnings Per Common Share -- Assuming Full Dilution:
    Income Before Extraordinary Item...........................$         2.37    $         0.60    $         4.16    $         1.16
    Extraordinary Item.........................................         (0.02)                -             (0.02)                -
                                                                  -------------     -------------     -------------     ------------
     Net Income................................................$         2.35    $         0.60    $         4.14    $         1.16
                                                                  =============     =============     =============     ============

 Weighted Average Common Shares:
    Assuming No Dilution.......................................     13,854,468         9,840,314      .13,889,663       ..9,835,707
    Assuming Full Dilution.....................................     16,932,803        12,424,443      .16,969,634       .12,419,836



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                                    1997                   1996
                                                                              -----------------      ------------------
  Net Cash Provided by Operating Activities............................     $         39,870       $         22,669
                                                                              -----------------      ------------------

  Cash Flows from Investing Activities:
     Purchase of property and equipment................................              (54,429)                (9,051)
     Proceeds from property and equipment sales........................               66,460                  1,154
     Purchase of securities............................................                    -                   (311)
     Proceeds from sale of securities..................................                  311                      -
     Investments in and advances to 50% or less owned companies........               (1,067)                  (217)
     Principal payments on notes due from 50% or less owned
      companies........................................................                  273                    539
     Principal payments received under a sale-type lease...............                  104                     87
  Restricted cash......................................................              (32,495)                     -
  Other................................................................                    -                    288
                                                                              -----------------      ------------------
         Net cash provided (used) in investing activities..............              (20,843)                (7,511)
                                                                              -----------------      ------------------

  Cash Flows from Financing Activities:
     Payments on long-term debt........................................               (1,351)               (21,995)
     Payments on capital lease obligations.............................                 (746)                     -
     Payments on stockholders' loans...................................                    -                 (1,596)
     Payment of public offering costs..................................                    -                   (375)
     Proceeds from issuance of long-term debt..........................                  750                  7,711
     Proceeds from exercise of stock options...........................                   21                    489
     Common stock acquired for treasury................................               (4,515)                     -
                                                                              -----------------      ------------------
         Net cash used in financing activities.........................               (5,841)               (15,766)
                                                                              -----------------      ------------------

  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents......................................                  (26)                     1
                                                                              -----------------      ------------------

  Net Increase (Decrease) in Cash and Cash Equivalents.................               13,160                   (607)
  Cash and Cash Equivalents, Beginning of Period.......................              149,053                 28,786
                                                                              =================      ==================
  Cash and Cash Equivalents, End of Period.............................     $        162,213       $         28,179
                                                                              =================      ==================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION --

         The condensed consolidated financial information for the three and six-month periods ended June 30, 1997, and 1996, has been prepared by the Company (defined below) and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

3.       NEW ACCOUNTING STANDARDS --

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

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement No. 131 (SFAS
131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS 131 requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998, and adoption of these standards is expected to result in additional disclosure but will not have any effect on the Company's reported financial position or results of operations.

4.       RESTRICTED CASH --

         In connection with certain of the Company's vessel sales during 1997 (see Note 7), the Company has directed the sale proceeds to be deposited into escrow accounts pursuant to certain exchange and escrow agreements. Under the terms of those agreements, for a period of six months, the funds held in escrow are restricted to be used toward the purchase of replacement vessels that have been identified. Accordingly, funds in escrow, totaling $32,495,000, are reflected as restricted cash on the accompanying condensed consolidated balance sheet at June 30, 1997.

5.       LONG-TERM DEBT --

         On June 30, 1997, the Company entered into an agreement for an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA ("DnB"), as agent for itself and other lenders named therein (the "Lenders"). This facility replaced the prior revolving credit facility with DnB. On June 30, 1997, there was $6,991,000 principal amount of borrowings outstanding thereunder, the proceeds of which were used to pay all outstanding amounts under the prior revolving credit facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from .15 to .45 percent per annum on the average unfunded portion of the Credit Facility. The commitment fee rate shall vary based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined.

         An extraordinary loss of $325,000 or $0.02 per share was recognized in connection with the termination of the prior revolving credit facility with DnB that resulted from the write-off of unamortized debt issue costs.

         Under the terms of the Credit Facility, the Company may borrow up to $100,000,000 aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on June 29, 2002. The Maximum Committed Amount will automatically decrease semiannually by six and one-quarter percent beginning June 30, 1998, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 70 to 160 basis points (the "Margin") above LIBOR. The Margin shall be determined quarterly and vary based upon the percentage the Company's funded debt bears to EBITDA, as defined.

         The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth requirement. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets and restricts the payment of dividends.

6.       SHARES HELD IN TREASURY --

         During the six months ended June 30, 1997, SEACOR repurchased 106,000 shares of its common stock. The shares were acquired at an aggregate cost of $4,515,000. On February 24, 1997, SEACOR's Board of Directors authorized the repurchase, from time to time, of up to $35,000,000 of the Company's common stock and/or 5-3/8% Convertible Subordinated Notes Due November 15, 2006, and the amount may be increased up to $50,000,000 under certain circumstances.

7.       GAIN FROM EQUIPMENT SALES --

         During the three and six-month periods ended June 30, 1997, gain from equipment sales primarily related to the Company's sale of 10 and 22 vessels, respectively. Vessels sold in the second quarter included five supply/towing supply, three anchor handling towing supply, and two utility. Vessels sold in the six months ended June 30, 1997, included 11 supply/towing supply, five utility, three anchor handling towing supply, two crew, and one freight.

8.       COMMITMENT AND CONTINGENCY --

         At July 31, 1997, the Company has committed to build vessels over the next two years for an aggregate capital expenditure of approximately $133,300,000. Approximately $22,400,000 has been funded and approximately $6,000,000 is committed to be paid by Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), the Company's joint venture partner in Mexico, pursuant to a Memorandum of Understanding, dated September 25, 1996, between TMM and the Company relating to the construction of several vessels.

         On December 19, 1996, in connection with the acquisition of all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by Smit Internationale N.V. ("Smit"), the Company agreed to the payment to Smit of up to $47,200,000 of additional consideration in cash and non-convertible notes based upon the earnings performance during 1997 and 1998 by certain of those assets. Based upon operations since the date of acquisition and estimated future rates per day worked, management believes it is probable that additional purchase consideration will be payable to Smit. When the contingency is resolved and additional consideration is distributable, the Company will record the additional consideration issued or issuable in accordance with generally accepted accounting principles as an additional cost of certain of the assets to be depreciated over their remaining lives.

9.       SUBSEQUENT EVENT --

         On August 5, 1997, SEACOR Offshore Rigs Inc., a Delaware corporation and a wholly owned subsidiary of SEACOR ("SEACOR Rigs"), together with COI LLC, a Delaware limited liability company ("COI"), formed Chiles Offshore LLC, a Delaware limited liability company ("Chiles Offshore") for the purpose of managing and investing in partnerships to construct, own and operate two jack-up drilling rigs. For their respective 50% membership interest in Chiles Offshore, SEACOR Rigs has contributed $8,850,000 in cash and COI has contributed its interest in certain rig construction contracts (including certain progress payments thereunder) and approximately $364,000 in cash. SEACOR Rigs has also advanced a short-term loan to Chiles Offshore in the principal amount of $5,465,000, which loan bears interest at 10% per annum and is expected to be repaid out of additional capital contributions. It is anticipated that SEACOR Rigs will contribute up to an additional $26,000,000 (for an aggregate investment of $35,000,000) in such drilling rig partnerships to partially fund the rig construction. Total rig construction costs are presently estimated to be approximately $160,000,000.

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

         The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                   -----------------------------   ----------------------------
                                                       1997            1996            1997          1996
                                                   -------------   -------------   ------------- --------------
Rates Per Day Worked ($): (1) (2)
   Supply/Towing Supply.......................         6,307           4,118           6,069         3,918
   Anchor Handling Towing Supply..............        10,634           6,277           9,738         5,819
   Crew.......................................         2,163           1,675           2,114         1,653
   Standby Safety.............................         5,962           4,561           5,669         4,604
   Utility/Line Handling......................         1,356           1,129           1,327         1,118
   Project and Geophysical/Freight............         4,654           4,153           4,692         4,244
      Overall Fleet...........................         3,548           2,411           3,422         2,359

Overall Utilization (%): (1)
   Supply/Towing Supply.......................          90.1            94.6            93.1          96.0
   Anchor Handling Towing Supply..............          79.0            90.7            82.5          93.7
   Crew.......................................          97.1            98.5            97.6          98.0
   Standby Safety.............................          97.2            82.6            91.6          85.6
   Utility/Line Handling......................          97.7            79.2            97.5          76.7
   Project and Geophysical/Freight............          97.5            79.3            95.0          89.0
      Overall Fleet...........................          94.2            89.4            95.0          89.1

---------------------
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.

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

         The Company may also bareboat charter-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At June 30, 1997 and 1996, the Company had seven and two vessels, respectively, bareboat chartered-out.

The table below sets forth the Company's marine fleet structure at the dates indicated:

              FLEET STRUCTURE                       At June 30,
                                              ------------------------
                                                 1997        1996
                                              ------------------------
Owned......................................        256         226
Bareboat and Time Chartered-In (1).........          5           3
Joint Ventured (2).........................         33          10
Pooled (3).................................         12           5
                                              ========================
    Overall Fleet..........................        306         244
                                              ========================

-----------------------

(1) A bareboat charter is a vessel lease under which the entity chartering-in a vessel is typically responsible for all crewing, insurance, and operating expenses, as well as the payment of bareboat charter hire to the vessel owner. A time charter is a vessel lease under which the entity providing the vessel is responsible for all crewing, insurance, and operating expenses. At June 30, 1997, the Company bareboat chartered-in two vessels and time chartered-in three vessels. At June 30, 1996, the Company bareboat chartered-in two vessels and time chartered-in one vessel.

(2) 1997 and 1996 include twelve and ten vessels, respectively, owned by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture"). 1997 also includes 21 vessels owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures").

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

         A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and to a lesser extent its West African and Mexican offshore marine operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 41% and 30% in the six months ended June 30, 1997 and 1996, respectively.

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

         Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. In the first six months of 1997, the Company completed the drydocking of 56 vessels at an aggregate cost of $4.3 million versus 59 vessels drydocked at an aggregate cost of $4.1 million in the comparable period of 1996.

         Operating results are also affected by the Company's participation in the following ventures: (i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation which owns a 9% equity interest in the Company's subsidiary that operates standby safety vessels in the North Sea, (ii) a 15 vessel pooling arrangement between the Company and Toisa that coordinates the marketing for both the Company and Toisa in the North Sea standby safety market,
(iii) the TMM Joint Venture, (iv) the Saint Fleet Pool, and (v) the Smit Joint Ventures which own and operate vessels in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa.

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

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          --------------------------- ----------------------------
                                                              1997          1996          1997          1996
                                                          ------------- ------------- ------------- --------------
Operating Revenue --
  Marine:
    United States...................................... $      47,479        31,612 $      92,181 $      61,746
    North Sea..........................................        16,664         3,274        30,888         6,836
    West Africa........................................        10,015         8,493        21,348        16,871
    Other Foreign......................................         5,835         1,115        10,531         2,283
                                                          ------------- ------------- ------------- --------------

                                                               79,993        44,494       154,948        87,736
  Environmental .......................................         5,255         8,159         9,479        15,012
                                                          ============= ============= ============= ==============
                                                               85,248        52,653       164,427       102,748
                                                          ============= ============= ============= ==============
Operating Profit --
  Marine:
    United States......................................        45,962         9,972        80,420        18,593
    North Sea..........................................         6,109          (960)        9,850        (1,678)
    West Africa........................................         4,221         2,497         8,602         3,938
    Other Foreign......................................         1,612           444         3,757           925
                                                          ------------- ------------- ------------- --------------

                                                               57,904        11,953       102,629        21,778
  Environmental .......................................           615           976           830         2,348
                                                          ------------- ------------- ------------- --------------

                                                               58,519        12,929       103,459        24,126
Other income (expense).................................            (2)         (493)           (3)         (479)
General corporate administration.......................        (1,181)         (821)       (2,291)       (1,381)
Net interest expense...................................          (352)       (1,271)       (1,080)       (2,410)
Minority interest in loss of a subsidiary..............           113            71           145           147
Equity in net earnings of 50% or less owned companies..         1,648           355         2,159           441
Income tax expense.....................................       (20,321)       (3,854)      (35,203)       (7,205)
                                                          ============= ============= ============= ==============
Income before extraordinary item....................... $      38,424 $       6,916 $      67,186 $      13,239
                                                          ============= ============= ============= ==============


         The marine business segment's operating revenue increased $35.5 million and $67.2 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996 due primarily to a net increase in the number of owned vessels and a significant improvement in rates per day worked for the Company's offshore vessels operating in the U.S. Gulf of Mexico. Significant offshore vessel acquisitions include 24 vessels purchased from Smit during December 1996 that operate in the North Sea, offshore West Africa, and in Other Foreign regions and 24 vessels purchased from Galaxie Marine Service, Inc. and affiliated companies ("Galaxie") during January 1997 that operate in the U.S. Gulf of Mexico. Anchor handling towing supply, towing, and supply vessels were acquired from Smit, and utility and crew vessels were acquired from Galaxie. Strong demand in the U.S. Gulf of Mexico resulted in rates per day worked increasing between comparable periods for all offshore vessels owned by the Company. Additionally, rates per day worked for the Company's vessels operating in the North Sea, offshore West Africa, and in Other Foreign regions also increased between comparable periods.

         The environmental business segment's operating revenue decreased $2.9 million and $5.5 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996 due primarily to a decline in the severity of oil spills managed by the Company. Retainer fees and other service revenues also declined between comparable periods due primarily to a decline in voyage and other service activities.

         The marine business segment's operating profit increased $46.0 million and $80.9 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996. The increases were due primarily to significant increases in gains from the sale of equipment, mainly vessels, and factors affecting operating revenue as outlined above. During the three months ended June 30, 1997, the Company realized gains, aggregating $31.0 million, from the sale of 10 vessels: five U.S. Gulf of Mexico supply/towing supply, two U.S. Gulf of Mexico utility, and two West African and one U.S. Gulf of Mexico anchor handling towing supply. During the six months ended June 30, 1997, the Company realized gains, aggregating $46.9 million, from the sale of 22 vessels: 10 U.S. Gulf of Mexico and one West African supply/towing supply, five U.S. Gulf of Mexico utility, two West African and one U.S. Gulf of Mexico anchor handling towing supply, two U.S. Gulf of Mexico crew, and one U.S. freight. These increases in operating profit were partially offset by higher wage, repair, insurance, and bad debt reserve costs. Wage costs rose for seaman working in the U.S. Gulf of Mexico region in response to strong demand for personnel resulting from very active market conditions. Vessel related insurance costs rose due to higher self funded claim costs. Repair costs rose due primarily to an increase in the number of scheduled engine overhauls and an increase in other engine maintenance resulting from greater running time by the Company`s smaller vessels. The Company's bad debt reserve for trade receivables rose due to potentially uncollectible accounts in West Africa.

         The environmental business segment's operating profit declined $0.4 million and $1.5 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996 due primarily to the factors affecting operating revenue as outlined above. These declines in operating profit were partially offset by decreases in both operating and general and administrative expenses.

         The Company's overall administrative and general expenses, relating primarily to operating activities, increased $2.0 million and $3.0 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996, and related primarily to an increase in managerial staff and other administrative costs necessary to support vessels recently acquired from Smit and Galaxie and bad debt reserves as mentioned in the discussion above of the marine business segment's operating profit. Corporate expenses also rose between comparable periods due primarily to increased employee compensation cost commensurate with the overall growth of the Company's operations. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

         The Company's overall depreciation and amortization expense, which related primarily to operating activities, increased $2.9 million and $6.1 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996. This increase was due primarily to a net increase in the number of owned offshore marine vessels that were acquired from Smit and Galaxie.

         Other expense in the three and six-month periods ended June 30, 1996 included $0.5 million of costs to complete the McCall Acquisition.

         Net interest expense decreased $0.9 million and $1.3 million in the three and six-month periods ended June 30, 1997, respectively, compared to the three and six-month periods ended June 30, 1996. Interest income rose between comparable periods due primarily to greater invested cash balances that resulted from improved operating results and the sale of the Company's 5-3/8% Convertible

Subordinated Notes Due November 15, 2006. Interest expense also increased between comparable periods due to an increase in the Company's outstanding indebtedness but was partially offset by the capitalization in 1997 of certain interest costs associated with the construction of vessels.

         In the three and six-month periods ended June 30, 1997, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in the TMM Joint Venture, Clean Pacific Alliance L.L.C. ("CPA"), and certain Smit Joint Ventures. In the comparable periods of 1996, equity earnings were realized from the Company's participation in the TMM Joint Venture and CPA.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital requirements, acquire or improve equipment, and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of common stock, debt, or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or improvements to existing equipment.

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

         Net cash provided by operating activities increased $17.2 million in the six-month period ended June 30, 1997, compared to the six-month period ended June 30, 1996. The increase was due primarily to improved operating profits that resulted from higher rates per day worked, primarily in the U.S. Gulf of Mexico, and the net addition of vessels to the Company's fleet.

         Net cash used in investing activities increased $13.3 million in the six-month period ended June 30, 1997, compared to the six-month period ended June 30, 1996. The increase was primarily related to funds used to acquire 30 vessels, construct crew, supply, and anchor handling towing supply vessels, and advance a Smit Joint Venture for the acquisition of a vessel and restricted cash balances held in escrow, pursuant to certain exchange and escrow agreements, to be used toward the purchase of vessels. This increase was partially offset by proceeds received from the sale of a greater number of vessels with higher market values.

         Net cash used in financing activities decreased $9.9 million in the six-month period ended June 30, 1997, compared to the six-month period ended June 30, 1996. The decrease was due primarily to a decline in principal repayments under the DnB Facility and other outstanding indebtedness. This decrease was offset by cash used to repurchase 106,000 shares of the Company's common stock pursuant to its Board of Directors authorization that permitted the repurchase, from time to time, of up to $35.0 million of the Company's common stock and/or 5-3/8% Convertible Subordinated Notes Due November 15, 2006 and the amounts may be increased up to $50.0 million under certain circumstances.

         On June 30, 1997, the Company entered into an agreement for an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA ("DnB"), as agent for itself and other lenders named therein (the "Lenders"). This facility replaced the prior revolving credit facility with DnB. On June 30, 1997, there was $7.0 million principal amount of borrowings outstanding thereunder, the proceeds of which were used to pay all outstanding amounts under the prior revolving credit facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from .15 to .45 percent per annum on the average unfunded portion of the Credit Facility. The commitment fee rate shall vary based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined.

         Under the terms of the Credit Facility, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on June 29, 2002. The Maximum Committed Amount will automatically decrease semiannually by six and one-quarter percent beginning June 30, 1998, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 70 to 160 basis points (the "Margin") above LIBOR. The Margin shall be determined quarterly and vary based upon the percentage the Company's funded debt bears to EBITDA, as defined.

         The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth requirement. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets, and restricts the payment of dividends.

         In connection with certain of the Company's vessel sales during 1997, the Company has directed the sale proceeds to be deposited into escrow accounts pursuant to certain exchange and escrow agreements. Under the terms of those agreements, for a period of six months, the funds held in escrow are restricted to be used toward the purchase of replacement vessels. At June 30, 1997, the Company's restricted cash balances totaled $32.5 million.

         On December 19, 1996, in connection with the acquisition of all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by Smit, the Company agreed to the payment to Smit of up to $47.2 million of additional consideration in cash and non-convertible notes based upon the earnings performance during 1997 and 1998 by certain of those assets. Based upon operations since the date of acquisition and estimated future rates per day worked, management believes it is probable that additional purchase consideration will be payable to Smit in 1999 and future years.

CAPITAL EXPENDITURES

         The Company may make selective acquisitions of marine vessels or fleets of marine vessels, drilling rigs, and oil spill response equipment and/or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its marine vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of cash flow provided by operations, existing cash balances, and may, from time to time, issue additional shares of common stock, debt, or sell existing equipment.

         At July 31, 1997, the Company has committed to build marine vessels over the next two years for an aggregate capital expenditure of approximately $133.3 million. Approximately $22.4 million has been funded and approximately $6.0 million is committed to be paid by TMM, pursuant to a Memorandum of Understanding, dated September 25, 1996, between TMM and the Company relating to the construction of several marine vessels.

         On August 5, 1997, SEACOR Offshore Rigs Inc., a wholly owned subsidiary of SEACOR, invested $8.85 million in cash in Chiles Offshore LLC for a 50% membership interest in such entity and anticipates contributing an additional $26.0 million to partially fund certain drilling rig construction projects to be managed by Chiles Offshore LLC. See Note 9 to the Condensed Consolidated Financial Statements included in this report.

         Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

NEW ACCOUNTING STANDARDS

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

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement No. 131 (SFAS
131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS 131 requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998, and adoption of these standards is expected to result in additional disclosure but will not have any effect on the Company's reported financial position or results of operations.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The 1997 Annual Meeting of Stockholders of SEACOR SMIT Inc. ("SEACOR") was held on April 17, 1997 (the "Annual Meeting").

         (b) Messrs. Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, and Antoon Kienhuis were elected as directors to serve until the 1998 Annual Meeting of Stockholders of SEACOR or until their respective successors are earlier elected and qualified.

         (c) At the Annual Meeting, SEACOR's stockholders ratified (i) the appointment of Arthur Andersen LLP to serve as SEACOR's independent auditors for the fiscal year ending December 31, 1997, (ii) an amendment to SEACOR's Restated Certificate of Incorporation to increase the authorized capital stock of SEACOR from 20,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), to 40,000,000 shares of Common Stock, and
               (iii) an amendment to SEACOR's Restated Certificate of Incorporation to change the corporate name from SEACOR Holdings, Inc. to SEACOR SMIT Inc. Messrs. Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, and Antoon Kienhuis were elected with no director receiving less than 10,575,519 votes in favor and no more than 14,508 abstentions with respect to any one director. 10,590,027 shares were voted in favor of the appointment of Arthur Andersen LLP, with 4,662 shares voted against such appointment and 10,545 abstentions. 10,590,027 shares were voted in favor of adopting the increase in authorized capital stock of SEACOR with 297,866 shares voted against such adoption and 12,307 abstentions. 10,590,027 shares were voted in favor of adopting the corporate name change with 12,392 shares voted against such adoption and 11,712 abstentions. There were no broker non-votes for any of the directors, Arthur Andersen LLP, the increase in authorized capital stock amendment, and the corporate name change amendment.

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits:

                              3.1(a)         Restated Certificate of
                                             Incorporation of SEACOR SMIT Inc.

                              3.1(b) Certificate of Amendment to the Restated Certificate of
                                             Incorporation of SEACOR SMIT Inc.

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

                              10.1 Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein.

                              10.2           Operating Agreement of Chiles
                                             Offshore LLC dated as of August 5,
                                             1997 between SEACOR Offshore Rigs
                                             Inc. and COI, LLC.

                              11.1 Computation of Per Share Earnings for the Three and Six Months Ended June 30, 1997 and 1996.

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


                              SEACOR SMIT Inc.
                              (Registrant)

DATE:    AUGUST 14, 1997      By: /s/ Charles Fabrikant
                                  -----------------------------------------
                                  Charles Fabrikant, Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

DATE:    AUGUST 14, 1997      By: /s/ Randall Blank
                                  -----------------------------------------
                                  Randall Blank, Executive Vice President,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit No.                 Description
-----------                 -----------


10.1 Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein.

10.2 Operating Agreement of Chiles Offshore LLC dated as of August 5, 1997 between SEACOR Offshore Rigs Inc. and COI, LLC.

11.1 Computation of Per Share Earnings for the Three and Six Months Ended June 30, 1997 and 1996.

27.1           Financial Data Schedule.