Form 10-Q
period 1997-09-30
SEACOR SMIT INC
filed 1997-11-14
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   ----------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         Commission File Number    0-12289
                                                ---------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                       13-3542736
-----------------------------------                    ------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                           11200 WESTHEIMER, SUITE 850
                              HOUSTON, TEXAS 77042
                                 (713) 782-5990
                       ----------------------------------
                                 Not Applicable

        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     The total number of shares of Common Stock, par value $.01 per share, outstanding as of November 10, 1997 was 13,900,253. Registrant has no other class of Common Stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       -------
Part I.              Financial Information

      Item 1.        Financial Statements

        Condensed Consolidated Balance Sheets as of
        September 30, 1997 and December 31, 1996............................1

        Condensed Consolidated Statements of Operations For the
        Three and Nine Months Ended September 30, 1997 and 1996.............2

        Condensed Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 1997 and 1996...............3

        Notes to Condensed Consolidated Financial Statements ...............4

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........8

Part II.             Other Information

      Item 6.        Exhibits and Reports on Form 8-K......................18

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                      September 30,                         December 31,
                                                          1997                                  1996
                                                   ------------------------          -----------------------
            ASSETS

Current Assets:
Cash and cash equivalents   ................     $        306,770                 $      149,053
Investment securities  .....................                    -                            311
Trade and other receivables,
  net of allowance for
  for doubtful accounts of
  $805 and $475, respectively ..............               68,894                          46,469
Affiliate receivables ......................                2,892                           2,224
Inventories ................................                2,053                           1,559
Prepaid expenses and other .................                2,773                           1,865
                                                                                     -----------------------
                                                   ------------------------
                Total current assets .......              383,382                         201,481
                                                   ------------------------          -----------------------


Investments in, at Equity, and
  Receivables from 50%
  or Less Owned Companies ..................               57,484                           21,316
                                                   ------------------------          -----------------------


Property and Equipment                                   535,317                          498,899
Less--Accumulated depreciation ..............           (105,714)                        (101,123)
                                                   ------------------------          -----------------------
                Net property and equipment...            429,603                          397,776
                                                   ------------------------          -----------------------


Restricted Cash .............................             32,289                                 -
Other Assets ................................             19,217                            15,882
                                                   ------------------------          -----------------------
                                                 $       921,975                  $        636,455
                                                   ========================          =======================

            LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Current portion of long-term debt............    $         1,900                  $          1,793
Accounts payable - trade ....................             12,636                            14,690
Accounts payable - affiliates ...............              3,639                               734
Other current liabilities ...................             23,658                            12,066
                                                   ------------------------          -----------------------
                Total current liabilities ...             41,833                            29,283
                                                   ------------------------          -----------------------


Long-Term Debt ..............................             366,461                          218,659
Deferred Income Taxes .......................              57,676                           33,749
Deferred Gain and Other Liabilities .........               5,441                            2,719
Minority Interests and Indebtedness
  to Minority Shareholders ..................               4,864                              974

Stockholders' Equity:
 Common stock, $.01 par value,
   14,007,610 and 13,888,133
   shares issued at September 30, 1997,
   and December 31, 1996, respectively ......                 140                              139
Additional paid-in capital ..................             265,014                          258,904
Retained earnings ...........................             186,319                           92,005
Less 163,968 and 56,768 shares
  held in treasury at
  September 30, 1997 and December 31,
  1996, respectively ........................              (5,203)                            (622)
Less unamortized restricted stock compensation             (1,044)                            (279)
Currency translation adjustments.............                 474                              924
                                                   ------------------------          -----------------------

                Total stockholders' equity                445,700                          351,071
                                                   ------------------------          -----------------------
                                                 $        921,975                 $        636,455
                                                   ========================          =======================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                      Three Months Ended                           Nine Months Ended
                                                           September 30,                              September 30,
                                             ------------------------------           --------------------------------------
                                                1997                 1996                  1997                  1996
                                             ---------------    -----------            ---------------      ----------------

Operating Revenue:
   Marine                                  $     82,599         $     50,307          $    237,547          $    138,043
   Environmental -
     Oil spill response...................        1,595                2,628                 3,232                 8,547
     Retainer fees and other services.....        4,065                4,610                11,907                13,703
                                             ---------------     ----------------      -----------------      ----------------
                                                 88,259               57,545               252,686               160,293
                                             ---------------     ----------------      -----------------      ----------------

Costs and Expenses:
   Costs of oil spill response............        1,351                2,263                 2,913                 7,655
   Operating expenses -
     Marine...............................       42,261               27,110               117,140                77,137
     Environmental........................        1,373                1,747                 3,911                 4,511
   Administrative and general.............        6,186                5,759                20,301                16,876
   Depreciation and amortization..........        8,555                6,249                26,176                17,791
                                             ---------------     ----------------      -----------------      ----------------
                                                 59,726               43,128               170,441               123,970
                                             ---------------     ----------------      -----------------      ----------------
Operating Income..........................       28,533               14,417                82,245                36,323
                                             ---------------     ----------------      -----------------      ----------------

Other (Expense) Income:
   Interest on debt.......................       (2,966)                (555)               (8,607)               (4,007)
   Interest income........................        2,927                  689                 7,488                 1,731
   Gain from equipment sales, net.........       10,292                  926                57,302                 1,448
   McCall acquisition costs ..............            -                  (37)                    -                  (509)
   Other..................................          121                 (299)                  564                    11
                                             ---------------     ----------------      -----------------      ----------------
                                                 10,374                  724                56,747                (1,326)
                                             ---------------     ----------------      -----------------      ----------------
Income Before Income Taxes,
 Minority Interests,
 Equity in Net Earnings of 50%
 or Less Owned Companies and
 Extraordinary Item.......................       38,907               15,141               138,992                34,997
Income Tax Expense........................       13,263                5,240                48,466                12,445
                                             ---------------     ----------------      -----------------      ----------------
Income Before Minority Interests,
 Equity in Net Earnings of  50%
 or Less Owned Companies and
 Extraordinary Item ......................       25,644                9,901                90,526                22,552
Minority Interests........................          (71)                  29                    74                   176
Equity in Net Earnings of
  50% or Less Owned Companies.............        1,880                  325                 4,039                   766
                                             ---------------     ----------------      -----------------      ----------------
Income Before Extraordinary Item..........       27,453               10,255                94,639                23,494
Extraordinary Item -
  Extinguishment of Debt, net of tax .....            -                  807                  (325)                  807

                                             ---------------     ----------------      -----------------      ----------------
Net Income................................ $     27,453         $      9,448          $     94,314          $     22,687
                                             ===============     ================      =================      ================

Earnings Per Common Share --
Assuming No Dilution:
   Income Before Extraordinary Item....... $       1.99         $       0.78          $           6.82      $           2.15
   Extraordinary Item.....................            -                (0.06)                    (0.02)                (0.07)
                                             ---------------     ----------------      -----------------      ----------------
     Net Income........................... $       1.99         $       0.72          $           6.80      $           2.08
                                             ===============     ================      =================      ================

Earnings Per Common Share --
Assuming Full Dilution:
   Income Before Extraordinary Item....... $       1.72         $       0.77          $           5.88      $           1.93
   Extraordinary Item.....................            -                (0.06)                    (0.02)                (0.06)
                                             ---------------     ----------------      -----------------      ----------------
     Net Income........................... $       1.72         $       0.71          $           5.86      $           1.87
                                             ===============     ================      =================      ================

Weighted Average Common Shares:
   Assuming No Dilution...................   13,824,101           13,074,963            13,867,568            10,923,340
   Assuming Full Dilution.................   16,919,632           13,347,014            16,963,099            12,734,938



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                    Nine Months Ended September 30,


                                                                    1997                            1996
                                                       -------------------------       -------------------------


Net Cash Provided by Operating Activities             $             69,179            $             40,455
                                                       -------------------------       -------------------------



Cash Flows from Investing Activities:

   Purchase of property and equipment.............                 (85,623)                        (37,382)

   Proceeds from property and equipment sales                       86,500                           2,318

   Purchase of securities.........................                       -                            (326)

   Proceeds from sale of securities...............                     311                             642

   Investments in and advances to 50% or
     less owned companies ........................                 (27,685)                           (293)

   Principal payments on notes due from 50% or
     less owned companies.........................                     527                             747

   Principal payments received under a
     sale-type lease .............................                     133                             160

   Restricted cash................................                 (32,289)                              -

   Other..........................................                       -                             288
                                                       -------------------------       -------------------------
        Net cash (used) in investing activities                    (58,099)                        (33,873)
                                                       -------------------------       -------------------------



Cash Flows from Financing Activities:

   Payments on long-term debt.....................                  (1,351)                        (50,733)

   Net proceeds from sale of common stock ........                       -                          37,679

   Payments on capital lease obligations..........                    (987)                              -

   Payments on stockholders' loans................                       -                          (1,596)

   Payment of public offering costs...............                       -                            (448)

   Net proceeds from sale of 7.2% Senior Notes ...                 148,061                               -

   Proceeds from issuance of long-term debt ......                   1,200                           7,711

   Proceeds from exercise of stock options .......                     316                             489

   Proceeds from the sale of minority interest ...                   4,080                               -

   Common stock acquired for treasury.............                  (4,581)                              -
                                                       -------------------------       -------------------------
        Net cash provided (used) in
        financing activities                                       146,738                          (6,898)
                                                       -------------------------       -------------------------



        Effect of Exchange Rate Changes
        on Cash and Cash Equivalents..............                    (101)                             14
                                                       -------------------------       -------------------------



Net Increase (Decrease) in Cash and Cash
  Equivalents ....................................                 157,717                            (302)

Cash and Cash Equivalents, Beginning of Period....                 149,053                          28,786
                                                       -------------------------       -------------------------
Cash and Cash Equivalents, End of Period..........    $            306,770            $             28,484
                                                       =========================       =========================




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS AND SHOULD BE READ IN CONNECTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION --

           The condensed consolidated financial information for the three and nine month periods ended September 30, 1997, and 1996, has been prepared by the Company (defined below) and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

           Earnings per common share assuming full dilution were computed based on the weighted average number of unrestricted and restricted shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method and the assumption that all outstanding convertible subordinated notes were converted to common stock. For computation purposes, net income was adjusted for interest expense and applicable debt discount amortization.

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

4.         RESTRICTED CASH --

           In connection with certain of the Company's vessel sales during 1997 (see Note 7), the Company has directed the sale proceeds to be deposited into escrow accounts pursuant to certain exchange and escrow agreements. Under the terms of those agreements, for a period of six months, the funds held in escrow are restricted to be used toward the purchase of replacement vessels that have been identified. Accordingly, funds in escrow, totaling $32,289,000, are reflected as restricted cash on the accompanying condensed consolidated balance sheet at September 30, 1997.

5.         LONG-TERM DEBT --

           DEN NORSKE BANK CREDIT FACILITY

           On June 30, 1997, the Company entered into an agreement for an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA ("DnB"), as agent for itself and other lenders named therein (the "Lenders"). This facility replaced the prior revolving credit facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from 0.15 to 0.45 percent per annum on the average unfunded portion of the Credit Facility. The commitment fee rate shall vary based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined.

           An extraordinary loss of $325,000 or $0.02 per share was recognized in connection with the termination of the prior revolving credit facility with DnB that resulted from the write-off of unamortized debt issue costs.

           Under the terms of the Credit Facility, the Company may borrow up to $100,000,000 aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on June 29, 2002. The Maximum Committed Amount will automatically decrease semiannually by 6-1/4% beginning June 30, 1998, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 70 to 160 basis points (the "Margin") above LIBOR. The Margin shall be determined quarterly and vary based upon the percentage the Company's funded debt bears to EBITDA, as defined.

           The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets and restricts the payment of dividends.

           7.2% SENIOR NOTES DUE 2009

           On September 22, 1997, the Company completed the sale of $150,000,000 aggregate principal amount of its 7.20% Senior Notes Due 2009 (the "7.2% Notes") which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes is payable semiannually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On November 5, 1997, the Company commenced an exchange offer through which it has offered to exchange all of the 7.2% Notes for a series of 7.20% Senior Notes (the "Exchange Notes") which are identical in all matieral respects to the 7.2% Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended.

           The Company incurred approximately $1,939,000 in costs associated with the sale of the 7.2% Notes including $1,012,500 of underwriters discount. These debt issue costs are reported in other assets of the condensed consolidated balance sheet and will be amortized to expense over the life of the 7.2% Notes. The 7.2% Notes were issued under an indenture (the "Indenture") between the Company and First Trust National Association, as Trustee. The Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the Indenture.

6.         SHARES HELD IN TREASURY --

           During the nine months ended September 30, 1997, SEACOR repurchased 107,200 shares of its common stock. The shares were acquired at an aggregate cost of $4,581,000. On February 24, 1997, SEACOR's Board of Directors authorized the repurchase, from time to time, of up to $35,000,000 of the Company's common stock and/or 5-3/8% Convertible Subordinated Notes Due November 15, 2006, and the amount may be increased up to $50,000,000 under certain circumstances.

7.         GAIN FROM EQUIPMENT SALES --

           During the three and nine month periods ended September 30, 1997, gain from equipment sales primarily related to the Company's sale of four and twenty-six vessels, respectively. Vessels sold in the third quarter included two supply/towing supply, one anchor handling towing supply, and one utility. Vessels sold in the nine months ended September 30, 1997, included thirteen supply/towing supply, six utility, four anchor handling towing supply, two crew, and one freight.

8.         COMMITMENT AND CONTINGENCY --

           At October 31, 1997, the Company has committed to build offshore marine vessels over the next two years for an aggregate capital expenditure of approximately $206,000,000. Of this amount, $37,300,000 has been funded and $6,300,000 is committed to be paid by Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), the Company's joint venture partner in Mexico, pursuant to a Memorandum of Understanding, dated September 25, 1996, between TMM and the Company relating to the construction of two vessels.

           On December 19, 1996, in connection with the acquisition of all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by Smit Internationale N.V. ("Smit"), the Company agreed to the payment to Smit of up to $47,200,000 of additional purchaase consideration in cash and non-convertible notes based upon the earnings performance during 1997 and 1998 by certain of those assets. Based upon operations since the date of acquisition and estimated future rates per day worked, management believes it is probable that additional purchase consideration will be payable to Smit. When the contingency is resolved and additional consideration is distributable, the Company will record the additional consideration issued or issuable in accordance with generally accepted accounting principles as an additional cost of certain of the assets to be depreciated over their remaining lives.

           In August 1997, SEACOR Offshore Rigs, Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR, invested $8,850,000 in exchange for a 50% interest in Chiles Offshore LLC ("Chiles"), a joint venture and strategic alliance created to manage and invest in partnerships which will construct, own, and operate two premium jackup drilling rigs. Through September 30, 1997, SEACOR Rigs has also advanced short-term loans to Chiles in the principal amount of $12,642,000 which loans bear interest at 10% per annum. SEACOR Rigs has committed up to $35,000,000 of capital in the aggregate (including the amounts already advanced as described above) to partially fund the construction of these two rigs which are expected to cost approximately $177,000,000. In connection with the rig construction contract, Chiles obtained an option to purchase one additional premium jackup drilling rig. It is anticipated that SEACOR Rigs will initially own 80% of the equity in this venture; however, the Company anticipates that this ownership interest will be reduced through the sale of additional equity interests to third parties. On September 8, 1997, Chiles entered into a letter of intent providing for the construction of two additional premium jackup drilling rigs and for options to construct two more premium jackup drilling rigs. Estimated average project costs for each rig would be approximately $96,000,000. The Company does not presently intend to fund any portion of such costs, which it anticipates would be funded by debt and additional third party equity investments. Any such additional rig transactions are contingent upon the preparation, negotiation and execution of definitive documentation and Chiles' obtaining financing therefor by December 7, 1997.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

           When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

           The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.


                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                           ---------------------------------    --------------------------------

                                                                1997               1996              1997              1996
                                                           ---------------    --------------    ---------------   --------------

 Rates Per Day Worked - Worldwide ($): (1) (2)
   Supply/Towing Supply...............................           6,357              4,695             6,161             4,174
   Anchor Handling Towing Supply                                10,686              6,877            10,068             6,182
   Crew...............................................           2,389              1,722             2,206             1,676
   Standby Safety.....................................           6,290              5,051             5,883             4,758
   Utility/Line Handling..............................           1,426              1,166             1,360             1,134
   Project and Geophysical/Freight                               4,411              4,272             4,610             4,254
       Overall Fleet..................................           3,698              2,638             3,514             2,453

Overall Utilization - Worldwide (%): (1)
   Supply/Towing Supply...............................            88.4               95.4              91.5              95.8
   Anchor Handling Towing Supply                                  80.7               89.8              81.9              92.3
   Crew...............................................            96.1               96.3              97.0              97.4
   Standby Safety.....................................            94.6               88.9              92.6              86.7
   Utility/Line Handling..............................            98.1               84.4              97.7              79.1
   Project and Geophysical/Freight                               100.0               83.3              97.0              86.8
       Overall Fleet..................................            93.7               91.1              94.5              89.7


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

           The Company may also bareboat charter-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At September 30, 1997 and 1996, the Company had seven and five vessels, respectively, bareboat chartered-out. The table below sets forth the Company's marine fleet structure at the dates indicated:

                  FLEET STRUCTURE                At September 30,
                                             --------------------------
                                                1997          1996
                                             -----------  -------------
Owned........................................    257           225
Bareboat and Time Chartered-In (1)...........      4             3
Joint Ventured (2)...........................     34            10
Pooled (3)...................................     12             5
                                             -----------  -------------
    Overall Fleet............................    307           243
                                             ===========  =============
----------------------
(1) A bareboat charter is a vessel lease under which the entity chartering-in a vessel is typically responsible for all crewing, insurance, and operating expenses, as well as the payment of bareboat charter hire to the vessel owner. A time charter is a vessel lease under which the entity providing the vessel is responsible for all crewing, insurance, and operating expenses. At September 30, 1997, the Company bareboat chartered-in two vessels and time chartered-in two vessels. At September 30, 1996, the Company bareboat chartered-in two vessels and time chartered-in one vessel.

(2) 1997 and 1996 include twelve and ten vessels, respectively, owned by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture"). 1997 also includes 22 vessels owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures").

(3) 1997 and 1996 include five vessels owned by Toisa Ltd. ("Toisa") which participate in a pool with ten Company owned North Sea standby safety vessels. Additionally, 1997 includes seven standby safety vessels in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

          Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs, and marine insurance. In addition to variable vessel operating expenses, the offshore marine segment also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant operating cost, and the amount of depreciation related to vessels is the most significant component.

           A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations and, to a lesser extent, its West African and Mexican offshore marine operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 41% and 30% in the nine months ended September 30, 1997 and 1996, respectively.

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

           Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. In the first nine months of 1997, the Company completed the drydocking of 79 vessels at an aggregate cost of $7.6 million versus 86 vessels drydocked at an aggregate cost of $6.0 million in the comparable period of 1996.

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

ENVIRONMENTAL SERVICES

           The Company's environmental services business, operated primarily through a wholly owned subsidiary, National Response Corporation ("NRC"), provides contractual oil spill response services to those who store, transport, produce or handle petroleum and certain other non-petroleum oils as required by the Oil Pollution Act of 1990 ("OPA 90"). NRC's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. NRC charges a retainer fee to its customers for ensuring, by contract, the access at predetermined rates to NRC's response services. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for spill response as contemplated by response plans filed by NRC's customers in accordance with OPA 90 and various state regulations. NRC also maintains relationships with numerous environmental sub-contractors to assist with equipment maintenance and provide trained personnel for deploying equipment in a spill response.

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


                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                       -----------------------------    ------------------------------
                                                           1997            1996             1997             1996
                                                       -------------   -------------    -------------   --------------

Operating Revenue
   Marine:
         United States ......................          $      48,155     $    34,553    $     140,336     $    96,299
         North Sea  .........................                 13,291           3,807           44,179          10,643
         West Africa.........................                 11,777           9,888           33,125          26,759
         Other Foreign (a) ..................                  9,376           2,059           19,907           4,342
                                                                                                        --------------
                                                       -------------   -------------    -------------
                                                              82,599          50,307          237,547         138,043
Environmental....................................              5,660           7,238           15,139          22,250
                                                       -------------   -------------    -------------   --------------
                                                              88,259          57,545          252,686         160,293
                                                       =============   =============    =============   ==============
Operating Profit
   Marine:
         United States  (b) ......................            22,211          11,844          102,631          30,437
         North Sea (b) ...........................             9,005             (67)          18,855          (1,745)
         West Africa (b) .........................             3,000           2,145           11,602           6,083
         Other Foreign (a)........................             5,141           1,160            8,898           2,085
                                                       -------------   -------------    --------------   -------------
                                                              39,357          15,082          141,986          36,860
Environmental.....................................               448             835            1,278           3,183
                                                       -------------    -------------    -------------  --------------
                                                              39,805          15,917          143,264          40,043
Other income (expense) ...........................                 -             (36)              (3)           (515)
General corporate administration .................              (859)           (874)          (3,150)         (2,255)
Net interest expense .............................               (39)            134           (1,119)         (2,276)
Minority interests ...............................               (71)             29               74             176
Equity in net earnings of 50% or less
   owned companies ...............................             1,880             325            4,039             766
Income tax expense................................           (13,263)         (5,240)         (48,466)        (12,445)
                                                        -------------   -------------    -------------   --------------
Income before extraordinary item                        $     27,453     $    10,255    $      94,639     $    23,494
                                                        =============   =============    =============   ==============
----------

(a) Other Foreign includes vessels operating in the Far East, Mediterranean, Arabian Gulf, and Latin America.
(b) Operating profit in 1997 and 1996 includes gains from the sale of equipment.
           The marine business segment's operating revenue increased $32.3 million and $99.5 million in the three and nine month periods ended September 30, 1997, respectively, compared to the three and nine month periods ended September 30, 1996 due primarily to a net increase in the number of owned vessels and a significant improvement in rates per day worked for the Company's offshore vessels operating in the U.S. Gulf of Mexico. Significant offshore vessel acquisitions include 24 vessels purchased from Smit during December 1996 that operate in the North Sea, offshore West Africa, and in Other Foreign regions and 24 vessels purchased from Galaxie Marine Service, Inc. and affiliated companies ("Galaxie") during January 1997 that operate in the U.S. Gulf of Mexico. Anchor handling towing supply, towing, and supply vessels were acquired from Smit, and utility, crew and supply vessels were acquired from Galaxie. Strong demand in the U.S. Gulf of Mexico resulted in rates per day worked increasing between comparable periods for all offshore vessels owned by the Company. Additionally, rates per day worked for the Company's vessels operating in the North Sea, offshore West Africa, and in Other Foreign regions also increased between comparable periods.

           The environmental business segment's operating revenue decreased $1.6 million and $7.1 million in the three and nine month periods ended September 30, 1997, respectively, compared to the three and nine month periods ended September 30, 1996 due primarily to a decline in the severity of oil spills managed by the Company. Retainer fees and other service revenues also declined between comparable periods due primarily to a decline in voyage and other service activities.

           The marine business segment's operating profit increased $24.3 million and $105.1 million in the three and nine month periods ended September 30, 1997, respectively, compared to the three and nine month periods ended September 30, 1996. The increases were due primarily to significant increases in gains from the sale of equipment, mainly vessels, and factors affecting operating revenue as outlined above. During the three months ended September 30, 1997, gains from the sale of equipment aggregated $10.3 million primarily from the sale of four vessels: two U.S. Gulf of Mexico and one North Sea supply/towing supply, one U.S. Gulf of Mexico utility, one North Sea anchor handling towing supply. During the nine months ended September 30, 1997, gains from the sale of equipment aggregated $57.3 million primarily from the sale of twenty-six vessels: eleven U.S. Gulf of Mexico, one West African, and one North Sea supply/towing supply, six U.S. Gulf of Mexico utility, two West African, one North Sea, and one U.S. Gulf of Mexico anchor handling towing supply, two U.S. Gulf of Mexico crew, and one U.S. freight. These increases in operating profit were partially offset by higher wage, repair, and insurance costs. Wage costs rose for seaman working in the U.S. Gulf of Mexico region in response to strong demand for personnel resulting from very active market conditions. Repair costs rose for the Company's fleet operating in the U.S. Gulf of Mexico due primarily to an increase in (i) the number of scheduled engine overhauls, (ii) other engine maintenance resulting from greater running time by the Company's smaller vessels, and (iii) drydock expenses that resulted from rising shipyard costs, more stringent regulatory inspections, and an increase between periods in the number of larger vessels repaired. Insurance costs in the United States rose due to higher vessel related self funded claim costs and higher health plan costs caused in part by higher per average employee claim costs.

           The environmental business segment's operating profit declined $0.4 million and $1.9 million in the three and nine month periods ended September 30, 1997, respectively, compared to the three and nine month periods ended September 30, 1996 due primarily to the factors affecting operating revenue as outlined above. These declines in operating profit were partially offset by decreases in both operating and general and administrative expenses.

           The Company's overall administrative and general expenses, relating primarily to operating activities, increased $0.4 million and $3.4 million in the three and nine month periods ended September 30, 1997, respectively, compared to the three and nine month periods ended September 30, 1996, and related primarily to an increase in managerial staff and other administrative costs necessary to support vessels recently acquired from Smit and Galaxie. Corporate expenses also rose between comparable nine month periods due primarily to increased employee compensation costs commensurate with the overall growth of the Company's operations. The environmental business segment's administrative and general expenses decreased in response to reduced voyage and other service activities. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

           The Company's overall depreciation and amortization expense, which related primarily to operating activities, increased $2.3 million and $8.4 million in the three and nine month periods ended September 30, 1997, respectively, compared to the three and nine month periods ended September 30, 1996. This increase was due primarily to a net increase in the number of owned offshore marine vessels that were acquired from Smit and Galaxie.

           Other expense in 1996 primarily related to costs incurred to complete the McCall Acquisition that was accounted for as a pooling of interests.

           Net interest expense decreased $1.2 million in the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996. Interest income rose due primarily to greater invested cash balances that resulted from improved operating results and the sale of the Company's 5-3/8% Convertible Subordinated Notes Due November 15, 2006 (the "5-3/8% Notes"). Interest expense also increased between comparable periods due to an increase in the Company's outstanding indebtedness resulting primarily from the sale of the 5-3/8% Notes. This increase was partially offset by the capitalization in 1997 of certain interest costs associated with the construction of vessels.

           In the three and nine month periods ended September 30, 1997, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted primarily from the Company's investment in the Smit Joint Ventures, TMM Joint Venture, Clean Pacific Alliance L.L.C. ("CPA"), and OCTO Marine Limited ("OCTO"), an entity which provisions marine and underwater services to offshore terminal and oilfield operations in the international oil industry. In the comparable periods of 1996, equity earnings were realized from the Company's participation in the TMM Joint Venture and CPA.

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

           Net cash provided by operating activities increased $28.7 million in the nine month period ended September 30, 1997, compared to the nine-month period ended September 30, 1996. The increase was due primarily to improved operating profits that resulted from higher rates per day worked, primarily in the U.S. Gulf of Mexico, and the net addition of vessels to the Company's fleet.

           Net cash used in investing activities increased $24.2 million in the nine month period ended September 30, 1997, compared to the nine month period ended September 30, 1996. The increase resulted primarily from (i) vessel construction and acquisition expenditures, (ii) investments in and advances to unconsolidated subsidiaries, primarily related to a joint venture and strategic alliance with Chiles (see Note 8 to the Condensed Consolidated Financial Statements included in this report), and an advance to a Smit Joint Venture for the acquisition of a vessel, and (iii) restricted cash balances held in escrow, pursuant to certain exchange and escrow agreements, to be used toward the purchase of vessels increased between periods. These increases in cash used for investing activities were partially offset by cash provided from the sale of a greater number of vessels with higher market values between comparable periods.

           Net cash provided in financing activities increased $153.6 million in the nine month period ended September 30, 1997, compared to the nine month period ended September 30, 1996. The increase resulted primarily from (i) proceeds from the sale of the Company's 7.2% Senior Notes Due 2009 (the "7.2% Notes"), (ii) proceeds from the sale of a minority interest to TMM in a joint venture for the operation of an anchor handling towing supply vessel, and (iii) a decline in principal repayments under the DnB Facility and other outstanding indebtedness. These increases were offset by cash used to repurchase 107,200 shares of the Company's common stock pursuant to its Board of Directors authorization that permits the repurchase, from time to time, of up to $35.0 million of the Company's common stock and/or 5-3/8% Notes. This authorization may be increased up to $50.0 million under certain circumstances.

           On June 30, 1997, the Company entered into an agreement for an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA ("DnB"), as agent for itself and other lenders named therein (the "Lenders"). This facility replaced the prior revolving credit facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from 0.15 to 0.45 percent per annum on the average unfunded portion of the Credit Facility. The commitment fee rate shall vary based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined.

           Under the terms of the Credit Facility, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on June 29, 2002. The Maximum Committed Amount will automatically decrease semiannually by 6-1/4% beginning June 30, 1998, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 70 to 160 basis points (the "Margin") above LIBOR. The Margin shall be determined quarterly and vary based upon the percentage the Company's funded debt bears to EBITDA, as defined.

           The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets, and restricts the payment of dividends.

           On September 22, 1997, the Company completed the sale of $150.0 million aggregate principal amount of its 7.20% Notes which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes will be payable semiannually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On November 5, 1997, the Company commenced an exchange offer through which it has offered to exchange all of the 7.2% Notes for a series of 7.20% Senior Notes (the "Exchange Notes") which are identical in all matieral respects to the 7.2% Notes, except that the Exchange Notes are registred under the Securities Act of 1933, as amended.

           The 7.2% Notes were issued under an indenture (the "Indenture") between the Company and First Trust National Association, as Trustee. The Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the Indenture.

           The Company anticipates net proceeds from the sale of the 7.2% Notes will be used to fund anticipated capital expenditures, to pay certain contractual obligations and to finance potential acquisitions and joint ventures.

           In connection with certain of the Company's vessel sales during 1997, the Company has directed the sale proceeds to be deposited into escrow accounts pursuant to certain exchange and escrow agreements. Under the terms of those agreements, for a period of six months, the funds held in escrow are restricted to be used toward the purchase of replacement vessels. At September 30, 1997, the Company's restricted cash balances totaled $32.3 million.

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

           At October 31, 1997, the Company has committed to build marine vessels over the next two years for an aggregate capital expenditure of approximately $206.0 million. Of this amount, $37.3 million has been funded and approximately $6.3 million is committed to be paid by TMM, pursuant to a Memorandum of Understanding, dated September 25, 1996, between TMM and the Company relating to the construction of two marine vessels.

           On August 5, 1997, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR, invested $8.85 million in cash in Chiles for a 50% membership interest in such entity. Through September 30, 1997, SEACOR Rigs has also advanced to Chiles short term loans in the principal amount of $12.6 million. SEACOR Rigs has committed up to $35.0 million of capital in the aggregate (including the amounts already advanced as described above) to partially fund the construction of these two rigs which are expected to cost approximately $177.0 million. In connection with the rig construction contract, Chiles obtained an option to purchase one additional premium jackup drilling rig. It is anticipated that SEACOR Rigs will initially own 80% of the equity in this venture; however, the Company anticipates that this ownership interest will be reduced as a result of the construction of additional rigs and through the sale of additional equity interests to third parties. See Note 8 to the Condensed Consolidated Financial Statements included in this report.

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

PART II - OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K

           A.        Exhibits:

                      11.1  Computation of Per Share Earnings for the Three
                                   and Nine Months Ended September 30,
                                   1997 and 1996.

                      27.1  Financial Data Schedule.

           B.        Reports on Form 8-K:

                                   None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SEACOR SMIT Inc.
                                         (Registrant)


DATE:         NOVEMBER 14, 1997            By: /s/ Charles Fabrikant
                                              ----------------------
                                                   Charles Fabrikant
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



DATE:         NOVEMBER 14, 1997            By: /s/ Randall Blank
                                              ------------------
                                                   Randall Blank
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Secretary
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX



Item No.              Description
--------              -----------

11.1 Computation of Per Share Earnings for the Three and Nine Months Ended September 30,
                      1997 and 1996.

27.1                  Financial Data Schedule.