Form 10-K405
period 1997-12-31
SEACOR SMIT INC
filed 1998-03-31
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 (Mark One)
 [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1997
                           -----------------------------------------------------

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from -----------  to -------------

                         Commission file number 1-12289
                                                -------

                                SEACOR SMIT INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

        Delaware                                          13-3542736
 ---------------------------------------   -------------------------------------
  (State or Other Jurisdiction of
    Incorporation or Organization)         (I.R.S. Employer Identification No.)

 11200 Westheimer, Suite 850, Houston, Texas                   77042
-----------------------------------------------------    ----------------
  (Address of Principal Executive Offices)                   (Zip Code)

 Registrant's telephone number, including area code (713) 782-5990
                                                    -----------------------

 Securities registered pursuant to Section 12 (b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
   --------------------               ------------------------------------------

 Common Stock, par value
  $.01 per share                            New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
        ------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X} Yes [ }No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

      The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 25, 1998, was approximately $743,124,000. The total number of shares of Common Stock issued and outstanding as of March 25, 1998, was 13,206,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this Annual Report on Form 10-K.

                                SEACOR SMIT INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                PART I
                                                                          Page

Item 1.       Business...................................................    1
              Offshore Marine Services...................................    3
              Environmental Services.....................................    8
              Employees..................................................    9
              Glossary of Selected Offshore Marine Industry Terms........   10

Item 2.       Properties.................................................   11

Item 3.       Legal Proceedings..........................................   11

Item 4.       Submission of Matters to a Vote of Security Holders........   11

Item 4A.      Executive Officers of the Registrant.......................   11

                                PART II

Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................   13

Item 6.       Selected Financial Data....................................   14

Item 7.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........   15
              Offshore Marine Services...................................   15
              Environmental Services.....................................   17
              Results of Operations......................................   18
              Liquidity and Capital Resources............................   21

Item 8.       Financial Statements and Supplementary Data................   24

Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................   24

                               PART III

Item 10.      Directors and Executive Officers of the Registrant.........   25

Item 11.      Executive Compensation.....................................   25

Item 12.      Security Ownership of Certain Beneficial Owners and
                   Management............................................   25

Item 13.      Certain Relationships and Related Transactions.............   25

                                PART IV

Item 14.      Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K...............................   26

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

       ITEM 1.    BUSINESS

       GENERAL

       The Company is a major provider of offshore marine services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company operates a diversified fleet of vessels, 316 as of March 1, 1998, primarily dedicated to servicing offshore oil and gas exploration and production facilities primarily in the U.S. Gulf of Mexico, offshore West Africa, the North Sea, the Far East, Latin America and the Mediterranean. The Company's offshore service vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, and provide standby safety support and oil spill response services. The Company also furnishes vessels for special projects such as well stimulation, seismic data gathering, salvage, freight hauling, and line handling. In connection with its offshore marine services, the Company also offers logistics services for the offshore industry including the coordination and provision of marine, air and land transportation, materials handling and storage, inventory control and "just-in-time" procurement.

       The Company's environmental services business provides contractual oil spill response and other professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils as required by the Oil Pollution Act of 1990, as amended ("OPA 90"), and various state regulations. The Company's services, provided primarily through its wholly owned subsidiaries, National Response Corporation ("NRC") and ERST/O'Brien's Inc. ("ERST"), include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires, and natural disasters, and the maintenance of specialized equipment for immediate deployment in response to spills and other events. NRC has acted as the principal oil spill response contractor on several of the largest oil spills that have occurred in the United States since the enactment of OPA 90.

       SEACOR was incorporated in Delaware in December 1989 and conducts its business principally through wholly owned subsidiaries, many of which have been organized to facilitate vessel acquisitions and various financing transactions in connection therewith and to satisfy foreign and domestic vessel certification requirements. SEACOR's principal executive offices are located at 11200 Westheimer, Suite 850, Houston, Texas 77042, where its telephone number is (713) 782-5990.

       Unless the context indicates otherwise, any reference in this Annual Report on Form 10-K, to the "Company" refers to SEACOR SMIT Inc. and its consolidated subsidiaries, "SEACOR" refers to SEACOR SMIT Inc., and "Common Stock" refers to par value $.01 per share common stock of SEACOR SMIT Inc. Certain industry terms used in the description of the Company's business are defined or described under "Glossary of Selected Offshore Marine Industry Terms" appearing at the end of this Item 1.

       Financial information with regard to the Company's revenues, operating profits or losses, and identifiable assets for each business segment and respective geographical area of operation is set forth in Note 18 to the Consolidated Financial Statements of the Company.

       RECENT DEVELOPMENTS

       On January 3, 1997, the Company acquired substantially all of the offshore marine assets, including vessels, owned by Galaxie Marine Service, Inc., Moonmaid Marine, Inc., Waveland Marine Service, Inc. and Triangle Marine, Inc. (collectively, "Galaxie"), for an aggregate consideration of approximately $23.4 million, consisting of approximately $20.6 million in cash and 50,000 shares of SEACOR's Common Stock. The primary assets acquired were 24 vessels dedicated to serving the oil and gas industry in the U.S. Gulf of Mexico.

       At the annual meeting of stockholders on April 17, 1997, the holders of SEACOR's Common Stock approved an amendment to SEACOR's Restated Certificate of Incorporation changing SEACOR's corporate name from "SEACOR Holdings, Inc." to "SEACOR SMIT Inc." The name change became effective on May 1, 1997.

       On June 30, 1997, the Company entered into an agreement for an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA ("DnB") as agent for itself and other lenders named therein. This facility replaced the prior revolving credit facility with DnB. Under the terms of the Credit Facility, the Company may borrow up to $100.0 million aggregate principal amount.

       In August 1997, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR, invested $8.85 million in exchange for a 50% membership interest in Chiles Offshore LLC ("Chiles"), a joint venture and strategic alliance created to construct, own, and operate premium jackup drilling rigs. SEACOR Rigs subsequently made several interest bearing (at 10% per annum) bridge loans to Chiles and, on December 16, 1997, in connection with the sale by Chiles of $20.0 million of membership interests to third parties, contributed the aggregate amount outstanding under such bridge loans of approximately $14.0 million and approximately $12.2 million in cash to Chiles as capital. Through the foregoing transactions, SEACOR Rigs invested an aggregate of $35.0 million in Chiles and, as a result, owns an approximate 55.4% membership interest in Chiles. Chiles has contracted for the construction of two premium jackup drilling rigs for aggregate expected costs of approximately $178.0 million. The equity raised by Chiles is intended to fund a portion of such construction costs and serve as working capital, and it is anticipated that the balance of such construction costs and other working capital needs will be funded through debt financing. Chiles has also obtained options from a U.S. shipyard to construct additional premium jackup drilling rigs. Any such additional rig construction projects are contingent upon the preparation, negotiation, and execution of definitive documentation with the shipyard and Chiles obtaining financing therefor. SEACOR does not presently intend to fund any additional portion of Chiles' rig construction costs.

       On September 22, 1997, the Company completed the sale of $150.0 million aggregate principal amount of its 7.2% Senior Notes Due 2009 (the "7.2% Notes") which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws.

       In 1997, SEACOR's Board of Directors approved the repurchase, from time to time, of up to $50.0 million of its Common Stock. During February 1998, SEACOR's Board of Directors increased its authorization to repurchase, from time to time, up to $40.0 million of SEACOR's Common Stock or 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "5 3/8% Notes"). The repurchase of either the Common Stock or the 5 3/8% Notes will be conducted through open market purchases or privately negotiated transactions and, subject to applicable law, will be conducted at such times for such amounts and at such prices determined to be appropriate under the circumstances.

       On March 3, 1998, the Company repurchased from SMIT International Overseas B.V. ("SMIT Overseas"), a subsidiary of SMIT Internationale N.V. ("SMIT"), 712,000 shares of SEACOR's Common Stock for approximately $37.0 million. The Common Stock was issued to SMIT Overseas as part of the purchase consideration paid for the Company's acquisition of SMIT's offshore supply vessel fleet in December 1996. The Company also satisfied its obligation to pay up to an additional $47.2 million of purchase consideration that would otherwise be payable to SMIT in 1999 through the payment to SMIT of $20.88 million in cash and, through the commitment to issue in January 1999, $23.2 million principal amount of five-year unsecured promissory notes that will bear interest at 90 basis points above the comparable rate for five year U.S. Treasury Notes. As part of this transaction, the Company and SMIT also have agreed to extend the three year term of the salvage and maritime contracting and non-compete agreements first established in December 1996 through December 2001.

       OFFSHORE MARINE SERVICES

       GEOGRAPHIC MARKETS SERVED

       The operations of the Company's offshore marine services business are concentrated in five geographic regions of the world. The table below sets forth, at the dates indicated, the number of vessels operated directly by the Company or through its joint ventures and pooling arrangements in each of those regions.

                                                               At December 31,                     At March 1,
                                              -------------------------------------------------- ----------------
             Geographic Market                     1995             1996             1997             1998
---------------------------------------------
                                              ---------------- ---------------- ---------------- ----------------

Domestic,   principally  the  U.S.  Gulf  of          194              175              195               192
Mexico
                                              ---------------- ---------------- ---------------- ----------------
Foreign:
    Offshore West Africa...................            27               34               31                36
    North Sea..............................            15               34               31                29
    Far East...............................             -               19               17                16
    Latin America..........................            10               12               20                21
   Other...................................             3               12               12                11
                                              ---------------- ---------------- ---------------- ----------------

       Total Foreign.......................            55              111              111               113
                                              ================ ================ ================ ================
          Total Fleet(1)...................           249              286              306               305
                                              ================ ================ ================ ================

        ---------------
             (1)  Excludes oil spill response vessels.

       DOMESTIC. The Company is a major provider of offshore marine services to the oil and gas exploration and production industry that operates primarily in the U.S. Gulf of Mexico. Exploration activity, which has expanded into deeper water regions of the U.S. Gulf of Mexico, is generally supported by larger supply, towing supply and anchor handling towing supply vessels. At December 31, 1997, the Company operated 33 of approximately 300 of these larger vessels currently in the U.S. Gulf of Mexico. Production activity is supported by similar vessels as well as smaller crew and utility vessels. At December 31, 1997, the Company operated 156 of approximately 400 estimated crew and utility vessels in the U.S. Gulf of Mexico. The Company also operated or bareboat chartered-out 6 specially equipped vessels that provide well stimulation, seismic data gathering, oil spill response, and freight services from shore bases primarily in the U.S. Gulf of Mexico region.

       Exploration and drilling activity in the U.S. Gulf of Mexico, which affects the demand for vessels, is largely a function of the short-term and long-term trends in the levels of oil and gas prices. Demand for vessels in the U.S. Gulf of Mexico has increased due to greater drilling activity associated with natural gas exploration and production, deepwater drilling, offshore construction, and rig workover projects. There can be no assurance that this trend will continue.

       OFFSHORE WEST AFRICA. The Company is one of the largest operators serving the West African coast. At December 31, 1997, the Company and its joint venture partners operated 31 vessels of the approximately 215 offshore support vessels working in this market. The number of operators is more concentrated in this market as compared to the U.S. Gulf of Mexico in that 4 companies operate almost 90% of the vessels currently active in the region. The need for offshore support vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support. The demand for vessels offshore West Africa has increased over the past year.

       NORTH SEA. The Company provides standby safety, supply, towing supply and anchor handling towing supply services to customers in the North Sea. At December 31, 1997, there were approximately 155 vessels certified to provide standby safety services in the North Sea and the Company owns and operates 10 of these vessels. Twelve additional standby safety vessels are marketed by the Company or its managing agent under pooling arrangements with U.K. companies. See "Joint Ventures and Pooling Arrangements." Demand in this market for standby safety service developed in 1992 after the United Kingdom promulgated increased safety legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation generally requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company believes that it was one of the first companies to convert its existing vessels for use as standby safety service vessels. Demand for standby safety vessels in the North Sea declined steadily in 1994 and early 1995 as drilling activity was scaled back due to a decline in oil prices, tax law changes, and a surplus of certified vessels. Since mid-1995, however, demand improved with increased exploration activity, stimulated in part by updated exploration technology and the development of new drilling areas west of the Shetland Islands. Also, at December 31, 1997, 9 of the approximately 201 offshore support vessels working in the North Sea were owned by the Company. Five vessels were working on the

       Netherlands' Continental Shelf and 4 were operating in the U.K. sector. In 1998, drilling activity in the North Sea is forecasted to increase and 85 mobile drilling rigs are projected to be operating. Presently, there are estimated to be 58 offshore support vessels under construction in the region that are expected to add significant vessel capacity to the North Sea market in 1999. It is not certain if these new vessels will negatively affect existing rates per day worked and utilization in the North Sea or possibly stimulate the migration of older offshore support vessels to other regions.

       FAR EAST. At December 31, 1997, 11 vessels owned by the Company and 6 vessels owned by a joint venture corporation in which the Company has an equity interest (14 anchor handling towing supply and 3 towing supply vessels) operated in this region. See "Joint Ventures and Pooling Arrangements." At December 31, 1997, there were approximately 280 offshore support vessels owned by 10 companies supporting exploration, production, and construction activities in approximately 16 countries in the Far East. Exploration activity has increased in deep water areas of the region increasing demand and rates per day worked for the more powerful towing and anchor handling towing supply type vessels.

       LATIN AMERICA. The Company provides offshore marine services in Latin America for both exploration and production activities. At December 31, 1997, 13 of the Company's 20 vessels operating in this region were based in Mexican ports, and the remaining 7 vessels were based in ports in Chile, Venezuela, and Argentina. Nineteen of the Company's vessels working in Latin America were operated by joint ventures. See "Joint Ventures and Pooling Arrangements."

       A significant portion of the Company's Latin American fleet is operating in Mexico. While operating conditions in Mexico are, in many respects, similar to those in the U.S. Gulf of Mexico, demand for offshore support vessels in Mexico historically has been affected to a significant degree by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. Offshore exploration and production activity increased in 1997 as a result of steady oil prices and a more stable political climate. PEMEX undertook several large infrastructure projects during 1997 that had been previously deferred due to currency and political problems. At December 31, 1997, there were approximately 90 offshore support vessels operating in the Mexican offshore market.

       FLEET

       The offshore marine service industry supplies vessels to owners and operators of offshore drilling rigs and production platforms. Two of the largest groups of offshore support vessels which the Company operates are crew boats, which transport personnel and small loads of cargo when expedited deliveries are required, and utility boats, which support offshore production by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have more powerful engines, a deck mounted winch and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. The Company also operates supply vessels, which transport drill pipe, drilling fluids and construction materials, and special service vessels which include well stimulation, seismic data gathering, line handling, freight, oil spill response, salvage, and standby safety vessels. As of December 31, 1997, the average age of the Company's owned offshore marine fleet was approximately 14.6 years.

       The following table sets forth, at the dates indicated, certain summary fleet information for the Company. For a description of these types of vessels, see "Glossary of Selected Offshore Marine Industry Terms" at the end of this Item 1.

                                                           At December 31,                At March 1,
                                              -----------------------------------------------------------
              Type of Vessels                     1995          1996          1997            1998
--------------------------------------------- ------------- ------------- --------------  ----------------

Crew.......................................            77            77            83             84
Utility and Line Handling..................            86            70            86             84
Supply and Towing Supply...................            52            70            75             77
Anchor Handling Towing Supply..............            10            37            37             35
Standby Safety.............................            15            22            22             22
Geophysical, Freight and Other.............             9            10             3              3
                                              ============= ============= =============== ================
Total Fleet................................           249           286           306            305(1)
                                              ============= ============= =============== ================

------------
             (1) Excludes 11 oil spill response but includes 245 offshore marine service vessels owned by the Company and 60 offshore marine service vessels that are not owned by the Company. Of the 60 offshore marine service vessels that are not Company owned, 31 are owned joint venture corporations in which the Company has an equity interest, 12 are operated under pooling arrangements with Company owned vessels, 14 are chartered-in or managed by the Company, and 3 are chartered-in by the TMM Joint Venture, as hereinafter defined, for use in their operations.

       Since 1994, vessel acquisition transactions and investments in joint ventures that have significantly increased the size of the Company's fleet include (i) 127 utility, crew, and supply vessels acquired in a 1995 transaction (the "Graham Transaction") with John E. Graham & Sons and certain of its affiliated companies (collectively "Graham"), (ii) 11 towing and anchor handling towing supply vessels acquired pursuant to transactions in 1995 and 1996 (the "1995 and 1996 CNN Transactions") with Compagnie Nationale de Navigation ("CNN"), a French corporation, (iii) 41 crew and utility vessels acquired in a 1996 transaction (the "McCall Transaction") with McCall Enterprises, Inc. and its affiliated companies (the "McCall Companies"), (iv) 28 anchor handling towing supply, supply, and towing supply vessels acquired and equity investments in joint ventures that owned 21 anchor handling towing supply and towing supply vessels pursuant to a 1996 transaction (the "SMIT Transaction") with SMIT, and (v) 24 utility, crew, and supply vessels acquired in a 1997 transaction (the "Galaxie Transaction") with Galaxie. The vessels acquired in the Graham Transaction, the McCall Transaction, and the Galaxie Transaction primarily support the oil and gas exploration and production industry in the U.S. Gulf of Mexico, whereas, vessels acquired in the 1995 and 1996 CNN Transactions and the SMIT Transaction are employed in foreign offshore support markets.

       The Company actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. Since 1994, the Company has sold 65 vessels that include (i) 6 utility, 4 supply, 1 crew, and 1 anchor handling towing supply in 1995, (ii) 16 utility in 1996, and (iii) 15 supply (7 of which have been bareboat chartered-in by the Company), 7 utility, 6 towing supply, 5 anchor handling towing supply (1 of which has been bareboat chartered-in by the Company), 2 crew, 1 freight, and 1 seismic in 1997. Furthermore, during the fourth quarter of 1997 and the first quarter of 1998, the Company entered into Memoranda of Agreement for the sale and leaseback in 1998 of 10 vessels.

       The Company is also committed to the construction of 21 vessels over the next two years that include 7 crew, 7 anchor handling towing supply, 5 supply, and 2 utility vessels.

       JOINT VENTURES AND POOLING ARRANGEMENTS

       The Company has formed or acquired interests in joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities, and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet and minimize the risks and capital outlays associated with independent fleet expansion. The principal joint venture and pooling arrangements in which the Company participates are described below:

       VEESEA JOINT VENTURE. Standby safety vessels operated by the Company in the North Sea are owned by a subsidiary of the Company, VEESEA Holdings, Inc. ("VEESEA Holdings") and its subsidiaries (collectively, "VEESEA"). All standby safety vessels operated by the Company in the North Sea are managed under an arrangement with Vector Offshore Limited, a U.K. company ("Vector"), which owns a 9% interest in VEESEA Holdings (the "Veesea Joint Venture"). The Veesea Joint Venture enabled the Company, beginning in 1991, to enter a niche market using local management and an existing infrastructure. At December 31, 1997, ten vessels owned by the Company were operating in standby safety service pursuant to the Veesea Joint Venture.

       SEAVEC POOL. In January 1995, the Company entered into a pooling arrangement with Toisa Ltd., a U.K. offshore marine transportation and services company ("Toisa"). Under this pooling arrangement (the "SEAVEC Pool"), the Company and Toisa jointly market their standby safety vessels in the North Sea market, with operating revenues pooled and allocated to the respective companies pursuant to a formula based on the class of vessels each company contributes to the pool. At December 31, 1997, the SEAVEC Pool was comprised of 15 vessels of which 5 were owned by Toisa.

       SAINT FLEET POOL. In November 1996, Vector entered into bareboat charters for seven standby safety vessels which provide for VEESEA Holdings, Toisa, and the owners of the vessels to share in net operating profits after certain adjustments for maintenance and management expenses (the "Saint Fleet Pool"). Vector assumed management control of these vessels in December 1996 and markets the vessels in coordination with the SEAVEC Pool.

       TMM JOINT VENTURE. During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture"). The TMM Joint Venture is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International, Ltd., in each of which the Company owns a 40% equity interest. The TMM Joint Venture enabled the Company to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for the Company's fleet in the region. At December 31, 1997, the TMM Joint Venture owned and operated 13 vessels.

       SMIT JOINT VENTURES. Pursuant to the SMIT Transaction, the Company acquired certain joint venture interests owned by SMIT (the "SMIT Joint Ventures") which increased the Company's presence in international markets. At December 31, 1997, 20 vessels operating in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa were owned by the SMIT Joint Ventures.

       CUSTOMERS

       The Company offers offshore marine services to over 150 customers who are primarily major integrated oil companies and large independent oil and gas exploration and production companies. The Company has enjoyed long-standing relationships with several of its customers with whom the Company has sought to establish alliances. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 1997, approximately 13% of the Company's marine operating revenue was received from Mobil Oil Corporation.

       CHARTER TERMS

       Customers for offshore vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service and duration of employment. Charter terms may vary from several days to several years.

       COMPETITION

       The offshore marine services industry is highly competitive. In addition to price, service, and reputation, the principal competitive factors for offshore supply fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support, and the cost of transferring equipment from one market to another.

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

       The Company is also subject to the Shipping Act, 1916, as amended (the "Shipping Act") and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the Shipping Act, the "Acts") which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S., (a) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (b) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be U.S. citizens, (c) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens, and (d) at least 75% of the interest in such corporation must be owned by U.S. "Citizens" (as defined in the Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

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

       FOREIGN REGULATION. The Company, through its subsidiaries, joint ventures and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, and Mexico. The Company's vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction of registration of the vessels is a party. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships; (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols; and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the U.K. pursuant to the U.K. Safety Act.

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

       In addition to these federal and state laws, state and local laws and regulations and certain international treaties to which the U.S. is a signatory, such as MARPOL 73/78, subject the Company to various requirements governing waste disposal and water and air pollution.

       ENVIRONMENTAL SERVICES

       MARKET

       The Company's environmental services business is operated primarily through NRC and ERST and provides contractual oil spill response and other related training and consulting services. The market for these services has grown substantially since 1990 when the United States Congress passed OPA 90 after the Exxon Valdez spill in Alaska. OPA 90 requires that all tank vessels operating within the Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill impacting the navigable waters of the United States, develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill.

       EQUIPMENT AND SERVICES

       OIL SPILL RESPONSE SERVICES. The Company owns and maintains specialized equipment which is positioned in designated areas to comply with regulations promulgated by the Coast Guard, and also has personnel trained to respond to oil spills as required by customers and regulations. The Company provides these services on the East, Gulf, and West Coasts of the United States as well as parts of the Caribbean. West Coast coverage is provided through Clean Pacific Alliance ("CPA"), a joint venture between NRC and Crowley Marine Services.

       When an oil spill occurs, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company has established a network of approximately 50 independent oil spill response contractors that may assist it with the provisioning of equipment and personnel. NRC has acted as the principal contractor on several of the largest oil spills that have occurred in the United States after the enactment of OPA 90.

       TRAINING, DRILL AND OTHER PROFESSIONAL SERVICES. The Company has developed customized training programs for industrial companies which educate personnel on the risks associated with and the prevention of and response to oil spills, handling of hazardous materials, fire fighting, and other crisis related events. The Company also plans for and participates in customer oil spill response drill programs, vessel response plans, and response exercises. The Company's drill services and training programs are offered both on a stand-alone basis and as part of its base retainer services.

       INTERNATIONAL. The Company has also established International Response Corporation ("IRC"), a wholly owned subsidiary, to evaluate international opportunities with respect to its environmental services business. IRC is currently providing consulting services in connection with oil spill response, pollution control, and the evaluation of the feasibility of constructing waste oil, waste water and sludge reception facilities.

       CUSTOMERS AND CONTRACT ARRANGEMENTS

       The Company offers its retainer services and oil spill response services primarily to the domestic and international shipping community and to owners of facilities such as refineries, pipelines, exploration and production platforms and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services to others, including, under certain circumstances, the Coast Guard. The Company presently has approximately 325 customers. The Company's retainer arrangements with these customers include both short-term contracts (one year or less) and long-term agreements, in some cases as long as seven years from inception. For the fiscal year ended December 31, 1997, approximately 28% of the Company's environmental retainer revenue was received from Coastal Refining and Marketing, Inc.

       The Company also generates revenue from the supervision of activities in response to oil spill emergencies. The Company's environmental services revenue can be dramatically impacted by the level of spill activity. A single large spill can contribute significantly to overall revenues and to operating income. However, the Company is unable to predict revenues from oil spills.

       COMPETITION

       The principal competitive factors in the environmental services business are price, service, reputation, experience, and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level has created a lower barrier to entry in several market segments, which has increased the number of competitors. The Company's oil spill response business faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other industry cooperatives and also from smaller contractors who target specific market niches. The Company's environmental consulting business faces competition from a number of relatively small privately held spill management companies.

       GOVERNMENT REGULATION

       NRC is "classified" by the Coast Guard as an Oil Spill Removal Organization ("OSRO"). The OSRO classification process is strictly voluntary and plan holders who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process represents standard guidelines by which the Coast Guard and plan holders can evaluate an OSRO's potential to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations. NRC and CPA, in combination, hold OSRO classification under the current Coast Guard guidelines for every port in the continental United States and Hawaii and Puerto Rico.

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

       When responding to third-party oil spills, the Company enjoys immunity from imposition of liability under federal law and some state laws for any spills arising from the Company's response efforts, except if the Company is found to be grossly negligent or to have engaged in willful misconduct. The Company maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims that may arise.

       EMPLOYEES

       As of December 31, 1997, the Company directly employed 1,890 persons, which included 1,620 operating personnel that primarily crew vessels, and 270 administrative and managerial personnel. West Africa Offshore, Ltd., a Nigerian corporation in which the Company owns a 40% equity interest, assists with the management of the Company's vessels operating in Nigeria and employs approximately 300 crew and shore based support personnel. The Company has, on occasion, experienced work stoppages at its facilities in Nigeria. Although there can be no assurance that such stoppages will not recur, the Company does not presently anticipate recurrences and, should they recur, there can be no assurance that the effect would not have a material adverse effect on the Company's financial condition and results of operations. The shipboard personnel for the Company's North Sea standby safety vessels, approximately 258 at December 31, 1997, were provided by Celtic Pacific Ship Management Overseas, Ltd. ("Celtic"). At December 31, 1997, shipboard personnel provided to the Company pursuant to an agreement with SMIT approximated 360.

       GLOSSARY OF SELECTED OFFSHORE MARINE INDUSTRY TERMS

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

       BAREBOAT CHARTER. This is a lease arrangement under which the lessee (charterer) is responsible for all crewing, insurance and other operating expenses, as well as the payment of bareboat charter hire to the vessel owner.

       CREW BOATS. Crew boats transport personnel and cargo to and from production platforms and rigs. Older crew boats, early 1980's built, are generally 100 to 110 ft. in length and are generally designed for speed to transport personnel. Newer crew boat designs are generally larger, 130 to 180 ft. in length, and have greater cargo carrying capacities. They are used primarily to transport cargo on a time sensitive basis.

       FREIGHT VESSELS. Freight vessels have a substantial amount of clear deck space for cargo and adequate stability to handle tiers of containers or overdimensional cargo. Speed and fuel consumption are also important factors in this vessel category.

       LINE HANDLING VESSELS. Line handling vessels are outfitted with special equipment to assist tankers while they are loading at single buoy moorings. They have a high degree of maneuverability, are well fendered and include pollution dispersal capability.

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

       TOWING SUPPLY VESSELS. These vessels perform the same functions as supply vessels but are equipped with more powerful engines (3,000 to 5,000 horsepower) and a deck mounted winch, giving them the added capability to perform general towing duties, buoy setting and limited anchor handling work. Towing supply vessels are primarily used in international operations, which require the additional versatility that these vessels offer relative to supply vessels.

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

       ITEM 2.      PROPERTIES

       The Company's primary facilities are located in Texas, Louisiana and New York. Executive offices, approximating 5,000 square feet, are rented in Houston, Texas, pursuant to a five year lease expiring in 2000. Morgan City, Louisiana is the largest base for the Company's offshore marine service business that includes administrative offices and warehouse facilities, aggregating 15,000 square feet, and a waterfront site for vessel dockage. This facility is rented pursuant to a ten-year lease that contains renewal options. Calverton, New York is the largest facility for the Company's environmental service business that includes executive and administrative offices that approximate 9,000 square feet. This facility is rented pursuant to a five year lease that also contains renewal options.

       The Company also maintains other facilities in support of its offshore marine and environmental service operations. Domestically, offshore marine service operation sites are located primarily in Louisiana cities that both serve as ports-of-call for many customers and represent strategically disbursed operating bases along the U.S. Gulf of Mexico. The Company's offshore marine service operation also maintains offices in Rotterdam, the Netherlands, Paris, France, Great Yarmouth and Aberdeen, United Kingdom, Dubai, United Arab Emirates, and Singapore in support of its widely disbursed international fleet and many of these offices arose pursuant to the SMIT Transaction. The environmental service business maintains small marketing offices in Florida, Texas, Tennessee, California, Louisiana, New Jersey, and Puerto Rico.

       The Company believes that its facilities, including waterfront locations that provide for vessel dockage to allow the undertaking of certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding the Company's fleet is included in Item 1 of this Form 10-K.

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

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1997.

       ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age, and offices held by each of the executive officers of the Company at December 31, 1997 were as follows:

           NAME                     AGE                                    POSITION
---------------------------    ---------------      -------------------------------------------------------

Charles Fabrikant                    53             Chairman of the Board of Directors,
                                                    President and Chief Executive Officer
Randall Blank                        47             Executive Vice President, Chief Financial
                                                    Officer and Secretary
Milton Rose                          53             Vice President
Mark Miller                          36             Vice President
Andrew Strachan                      50             Vice President
Lenny P. Dantin                      45             Vice President and Treasurer

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

       Andrew Strachan has been a Vice President of SEACOR since April 1997 and a director of certain SEACOR subsidiaries since December 1996. Prior to joining SEACOR, Mr. Strachan held various positions at SMIT from 1967 through 1996, and most recently, Mr. Strachan served as Group Director for SMIT's offshore shipping business.

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

                                     PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On October 23, 1996, SEACOR's Common Stock, commenced trading on the New York Stock Exchange, Inc. (the "NYSE") under the trading symbol "CKH." Prior to October 23, 1996, SEACOR's Common Stock was traded on the Nasdaq Stock Market's National Market under the trading symbol "CKOR." Set forth in the tables below for the periods presented are the high and low sale prices for SEACOR's Common Stock as reported on the Nasdaq Stock Market's National Market through and including October 22, 1996 and as reported on the NYSE Composite Tape for the period commencing October 23, 1996 through and including March 25, 1998:


                    NASDAQ STOCK MARKET'S NATIONAL MARKET (1)
                                                                                 HIGH                LOW
                                                                          ------------------- ------------------

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

                             NEW YORK STOCK EXCHANGE

    Fiscal 1996 (ending December 31, 1996)
      Fourth Quarter (October 23, 1996 through December 31, 1996).                 66 3/8              52 1/8

    Fiscal 1997 (ending December 31, 1997):
      First Quarter...............................................                 67 1/4              44 3/4
      Second Quarter..............................................                 66 3/4              51 7/8
      Third Quarter...............................................                 58 1/2              39 5/8
      Fourth Quarter..............................................                 73 5/8              53 7/8
    Fiscal 1998 (ending December 31, 1998):
      First Quarter (through March 25, 1998)......................                 61 1/8              50 1/4

  -----------
              (1) Prices reflect inter-dealer prices, without any retail mark-ups, mark-downs or commissions and may not necessarily represent actual sale transactions.

       The closing sale price of SEACOR's Common Stock, as reported on the NYSE Composite Tape on March 25, 1998, was $ 59 1/8 per share. As of March 25 1998, there were approximately 283 holders of record of the Common Stock.

       SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any such dividends in the foreseeable future. Instead, SEACOR intends to retain earnings for working capital and to finance the expansion of its business. Pursuant to the terms of the Company's Credit Facility with DnB, SEACOR may declare and pay dividends if it is in full compliance with the covenants contained in the DnB Facility and no Events of Default, as defined, have occurred and are continuing or will occur after giving effect to any declaration or distribution to shareholders. In addition to any contractual restrictions, as a holding company, SEACOR's ability to pay any cash dividends is dependent on the earnings and cash flows of its operating subsidiaries and their ability to make funds available to SEACOR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                                                                  YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                  1993         1994         1995         1996        1997
                                                ----------   ----------  -----------  -----------  ----------


INCOME STATEMENT DATA:
Operating revenue:
     Marine...................................$    92,168 $     93,985 $   104,894  $   193,557  $   325,009
     Oil spill and emergency response..........         -            -       8,927       12,466        4,763
     Environmentral retainer and other service          -            -      12,838       18,421       17,176
                                                ----------   ----------  -----------  -----------  ----------
                                                   92,168       93,985     126,659      224,444      346,948
Costs and Expenses:
   Costs of oil spill and emergency response...         -            -       7,643       10,398        3,916
   Operating expenses -
     Marine....................................    53,958       55,860      66,205      108,043      158,175
     Environmental.............................         -            -       4,580        6,227        5,402
   Administrative and general..................     7,187        7,278      13,953       22,304       28,299
   Depreciation and amortization...............    12,107       14,108      18,842       24,967       36,538
                                                ----------   ----------  -----------  -----------  ----------
Operating Income...............................    18,916       16,739      15,436       52,505      114,618
Net interest expense...........................     3,719        3,548       4,098        2,155        1,412
(Gain)/loss from equipment sales or requirements        8          388      (4,076)      (2,264)     (61,928)
Other (income) expense.........................      (122)         267        (228)         104         (569)
McCall acquisition costs.......................         -            -           -          542            -
                                                ----------   ----------  -----------  -----------  ----------
Income before income taxes, minority interest,
   equity in net earnings of 50% or less owned     15,311       12,536      15,642       51,968      175,703
   companies, and extraordinary item...........
Income tax expense.............................     5,339        4,368       5,510       18,535       61,384
                                                ----------   ----------  -----------  -----------  ----------
Income before minority interest, equity in
   net earnings of 50% or less owned
   companies, and extraordinary item...........     9,972        8,168      10,132       33,433      114,319
Minority interest in (income) loss of subsidiaries    (51)         184         321          244         (301)
Equity in net earnings of 50% or less owned           287          975         872        1,283        5,575
companies......................................
                                                ----------   ----------  -----------  -----------  ----------
Income before extraordinary item...............    10,208        9,327      11,325       34,960      119,593
Extraordinary item - loss on extinguishment of
   debt, net (less applicable income taxes)....     1,093            -           -          807          439
                                                ==========   ==========  ===========  ===========  ==========

Net income....................................$     9,115 $      9,327 $    11,325  $    34,153  $   119,154
                                                ==========   ==========  ===========  ===========  ==========
Net income per common share:(1)
     Basic earnings per common share..........$      1.28 $       1.31 $      1.50  $      2.97  $      8.61
     Diluted earnings per common share.........      1.23         1.22        1.37         2.74         7.47

STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities......$    23,416 $     21,150 $     9,939  $    58,737  $   102,548
   Cash provided by (used in) investing actvities (24,251)      (4,855)    (78,695)    (100,120)    (212,087)
   Cash provided by (used in) financing activities 17,657       (7,714)     53,291      161,482      135,468

OTHER FINANCIAL DATA:
   EBITDA (2).................................$    32,366 $     32,923 $    35,964  $    79,730  $   157,341

BALANCE SHEET DATA (AT PERIOD END):
   Cash and temporary investments.............$    36,008 $     44,637 $    28,786  $   149,053  $   175,381
   Total assets................................   233,511      238,145     350,883      636,455    1,019,801
   Total long-term debt, including current
     portion ..................................    87,959       79,517     111,095      220,452      360,639
   Stockholders' equity........................   100,532      111,482     183,464      351,071      474,014


          (1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective December 15, 1997, and all prior periods earnings per share data have been restated to conform with the provisions of that statement.
          (2) As used herein, "EBITDA" is operating income plus depreciation and amortization, amortization of deferred mobilization costs, which is included in marine operating expenses, minority interest in (income) loss of subsidiaries and equity in net earnings of 50% or less owned companies, before applicable income taxes. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity.

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

       Operating revenues are affected primarily by the number of vessels owned, average rates per day worked and utilization of the Company's fleet, and the number of vessels bareboat and time chartered-in.

       Since 1994, acquisition transactions and investments in joint ventures that have significantly increased the size of the Company's fleet include
       (i) 127 utility, crew, and supply vessels acquired in the 1995 Graham Transaction, (ii) 11 towing and anchor handling towing supply vessels acquired in the 1995 and 1996 CNN Transactions, (iii) 41 crew and utility vessels acquired in the 1996 McCall Transaction, (iv) 28 anchor handling towing supply, supply, and towing supply vessels acquired and equity investments in joint ventures that owned 21 anchor handling towing supply and towing supply vessels pursuant to the 1996 SMIT Transaction, and (v) 24 utility, crew, and supply vessels acquired in the 1997 Galaxie Transaction. The vessels acquired in the Graham Transaction, the McCall Transaction, and the Galaxie Transaction primarily support the oil and gas exploration and production industry in the U.S. Gulf of Mexico, whereas, vessels acquired in the 1995 and 1996 CNN Transactions and the SMIT Transaction are employed in foreign offshore support markets. The Company also actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. Since 1994, the Company has sold 65 vessels: (i) 29 utility, (ii) 19 supply,
       (iii) 6 towing, (iv) 6 anchor handling towing supply, (v) 3 crew, (vi) 1 freight, and (vii) 1 seismic. Eight of the vessels sold have been bareboat chartered-in by the Company.

       The Company is also committed to the construction of 21 vessels over the next two years that include 7 crew, 7 anchor handling towing supply, 5 supply, and 2 utility vessels.

       Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of marine vessels that is closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.
                                                  Year Ended December 31,
                                       -------------------------------------
                                          1995        1996        1997
                                       ------------ ------------ -----------
Rates per Day Worked ($):(1)(2)
   Supply/Towing supply................     3,198       4,479       6,283
   Anchor handling towing supply.......     4,960       6,482      10,176
   Crew................................     1,529       1,726       2,291
   Standby safety......................     4,378       4,884       6,033
   Utility/Line handling...............     1,126       1,152       1,381
   Geophysical, Freight and Other......     4,010       4,289       4,586
      Overall fleet....................     2,376       2,565       3,598

Overall Utilization (%):(1)
   Supply/Towing supply................      83.9        94.5        92.3
   Anchor handling towing supply.......      80.1        93.1        84.4
   Crew................................      96.9        97.8        97.5
   Standby safety......................      82.1        85.8        94.0
   Utility/Line handling...............      73.0        81.4        97.9
   Geophysical, Freight and Other......      89.2        99.1        97.7
      Overall fleet....................      86.1        90.8        95.2

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

(2) Revenues for certain of the Company's vessels, primarily its standby safety vessels, are earned in foreign currencies, primarily British pounds sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

       From time-to-time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

       The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At December 31, 1997, the Company had six vessels bareboat chartered-out.

       The table below sets forth the Company's fleet structure at the dates indicated.

                                                 At December 31,
                                  -------------------------------------------
              Fleet Structure          1995          1996              1997
--------------------------------  --------------- ---------------  -----------
Owned...........................        232           242               248
Bareboat and Time Chartered-in..          2             2                11
Managed.........................          -             -                 1
Joint venture vessels(1)........         10            30                34
Pool vessels(2).................          5            12                12
                                  =============== ===============  ===========
    Overall Fleet...............        249           286               306
                                  =============== ===============  ===========

   ------------
(1) 1995, 1996, and 1997 include 10, 9, and 13 vessels, respectively, operated by the TMM Joint Venture and 1996 and 1997 additionally include 21 vessels operated by the SMIT Joint Ventures. See "Business - Joint Ventures and Pooling Arrangements."

(2) 1995, 1996, and 1997 include 5 SEAVEC Pool vessels and 1996 and 1997 additionally include 7 Saint Fleet Pool vessels. See "Business - Joint Ventures and Pooling Arrangements."

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

       A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 40% for the fiscal year ended December 31, 1997.

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

       Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or fiscal year, or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the year ended December 31, 1997, the Company completed the drydocking of 109 marine vessels at an aggregate cost of $11.6 million as compared with 108 marine vessels drydocked at an aggregate cost of $8.5 million in 1996 and 51 marine vessels drydocked at an aggregate cost of

      $3.3 million in 1995. Drydock activity in 1995 reflects a low number of vessels repaired in direct response to weak market conditions and low rates per day worked in the U.S. Gulf of Mexico.

       As of December 31, 1997, the average age of the Company's owned offshore marine service fleet was approximately 14.6 years. The Company believes that after offshore marine service vessels have been in service for approximately 25 years, the amount of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.

       Operating results are also affected by the Company's participation in the following joint ventures: (i) the Veesea Joint Venture which operated ten standby safety vessels in the North Sea at December 31, 1997; (ii) the SEAVEC and Saint Fleet Pools which coordinate the marketing of 22 standby safety vessels in the North Sea, of which 10 are owned by the Veesea Joint Venture; (iii) the TMM Joint Venture which operated 13 vessels in Mexico at December 31, 1997; and (iv) the SMIT Joint Ventures which operated 20 vessels in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa at December 31, 1997. See "Business - Joint Ventures and Pooling Arrangements."

       To date, the recent instability in Asian financial markets has had no material effect on the Company's operations in this region.

       ENVIRONMENTAL SERVICES

       The Company's environmental services business provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with OPA 90 and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance, and provide trained personnel for deploying equipment in a spill response.

       Pursuant to retainer agreements entered into with the Company, certain vessel owners pay in advance to the Company an annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain vessel and facility owners pay a fixed fee or a fee based on volume of petroleum product transported for the Company's retainer services and such fee is recognized ratably throughout the year. The Company's retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as seven years.

       Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment and materials, (ii) direct charges to the Company for equipment and materials, (iii) participation interests of others in gross profits from oil spill response, and (iv) training and exercises related to spill response preparedness.

       The principal components of the Company's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business. Operating results are also affected by NRC's participation in CPA on the West Coast of the United States.

       RESULTS OF OPERATIONS

       The following table sets forth operating revenue and operating profit by segment for the periods indicated. The offshore marine services segment data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States.


                                                                     YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1997            1996           1995
                                                           -------------   -------------  -------------


 OPERATING REVENUE:
   Marine:
    United States......................................  $     195,266  $      134,106  $     72,964
    North Sea..........................................         53,415          14,173        13,523
    West Africa........................................         44,194          37,312        14,637
    Other Foreign......................................         32,134           7,966         3,770
                                                           -----------   -------------    ------------
                                                               325,009         193,557        104,894
  Environmental........................................         21,939          30,887         21,765
                                                          =============   =============  =============
                                                               346,948         224,444        126,659
                                                          =============   =============  =============
OPERATING PROFIT:
  Marine:
    United States......................................        125,650          43,640        17,529
    North Sea..........................................         16,047          (2,545)       (2,952)
    West Africa........................................         18,054          8,317          3,840
    Other Foreign......................................         17,384          3,616          1,630
                                                          -------------   -------------   -----------
                                                                177,135         53,028        20,047
  Environmental........................................           3,285          5,009         1,626
                                                          -------------   -------------   -----------
                                                               180,420          58,037         21,673
    Other income (expense)(1)..........................            (27)           (548)           190
    General corporate administration...................         (3,278)         (3,366)        (2,123)
    Net interest expense...............................         (1,412)         (2,155)        (4,098)
    Minority interest in (income) loss of subsidiaries.           (301)            244            321
    Equity in earnings of 50% or less owned
     companies, net of tax.............................          5,575           1,283            872
    Income tax expense.................................        (61,384)        (18,535)        (5,510)
                                                           =============   =============  =============
    Income before extraordinary item...................  $     119,593  $       34,960  $      11,325
                                                           =============   =============  =============

        ----------
              (1) Excludes gain/(loss) from equipment sales or retirement of property and certain other expenses that were reclassified to operating profit in geographical areas of the Marine segment.

       COMPARISON OF YEAR END 1997 TO YEAR END 1996

       The marine business segment's operating revenue increased $131.5 million in the twelve month period ended December 31, 1997, compared to the twelve month period ended December 31, 1996 due primarily to a net increase in the number of owned vessels and a significant improvement in rates per day worked for the Company's offshore vessels operating in the U.S. Gulf of Mexico. Significant offshore vessel acquisitions included 24 vessels purchased from SMIT during December 1996 that operate in the North Sea, offshore West Africa, and in Other Foreign regions and 24 vessels purchased from Galaxie during January 1997 that operate in the U.S. Gulf of Mexico. Anchor handling towing supply, towing, and supply vessels were acquired from SMIT, and utility, crew and supply vessels were acquired from Galaxie. Strong demand in the U.S. Gulf of Mexico resulted in rates per day worked increasing between comparable periods for all offshore vessels owned by the Company. Additionally, rates per day worked for the Company's vessels operating in the North Sea, offshore West Africa, and in Other Foreign regions also increased between comparable periods.

       The environmental business segment's operating revenue decreased $8.9 million in the twelve month period ended December 31, 1997, compared to the twelve month period ended December 31, 1996 due primarily to a decline in the severity of oil spills managed by the Company. Retainer fees and other service revenues also declined between comparable periods due primarily to a decline in voyage and other service activities.

       The marine business segment's operating profit increased $124.1 million in the twelve month period ended December 31, 1997, compared to the twelve month period ended December 31, 1996. The increase was due primarily to significant increases in gains from the sale of equipment, mainly vessels, and factors affecting operating revenue as outlined above. During the twelve months ended December 31, 1997, gains from the sale of equipment aggregated $61.9 million, primarily from the sale of 37 vessels: 14 U.S. Gulf of Mexico (7 of which were bareboat chartered-in by the Company) and 1 North Sea supply, 4 U.S. Gulf of Mexico and 2 West

       African towing supply, 3 West African, 1 North Sea, and 1 U.S. Gulf of Mexico (bareboat chartered-in by the Company) anchor handling towing supply, 7 U.S. Gulf of Mexico utility, 2 U.S. Gulf of Mexico crew, 1 U.S. freight, and 1 Far East seismic. These increases in operating profit were partially offset by higher wage, repair, insurance, charter, food provision, and administrative costs (see discussion below). Wage costs increased for seaman working in the U.S. Gulf of Mexico region in response to strong demand for personnel resulting from very active market conditions. Repair costs increased for the Company's fleet operating in the U.S. Gulf of Mexico due primarily to an increase in (i) the number of scheduled engine overhauls, (ii) other engine maintenance resulting from greater running time by the Company`s smaller vessels, and (iii) drydock expenses that resulted from rising shipyard costs and more stringent regulatory inspections. Health insurance costs in the United States increased due to higher per average employee claim costs. Charter cost increased due to the sale and leaseback of eight vessels during 1997. The food provision per diem for vessels operating domestically was increased in 1997.

       The environmental business segment's operating profit declined $1.7 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 due primarily to the factors affecting operating revenue as outlined above. These declines in operating profit were partially offset by decreases in both operating and general and administrative expenses.

       The Company's overall administrative and general expenses, relating primarily to operating activities, increased $6.0 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996, and related primarily to an increase in managerial staff and other administrative costs necessary to support fleet growth that includes the recent vessel acquisitions from SMIT and Galaxie. Also during 1997, the Company's marine services business increased its reserve for doubtful foreign trade accounts receivable. The environmental business segment's administrative and general expenses decreased in response to reduced voyage and other service activities. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

       The Company's overall depreciation and amortization expense, which related primarily to operating activities, increased $11.6 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996. This increase was due primarily to a net increase in the number of owned offshore marine vessels that were acquired from SMIT and Galaxie.

       Net interest expense decreased $0.7 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996. Interest income rose due primarily to greater invested cash balances that resulted from improved operating results and the sale of the Company's 5 3/8% Notes and 7.2% Notes. Interest expense also increased between comparable periods due to an increase in the Company's outstanding indebtedness but was partially offset by the capitalization in 1997 of certain interest costs associated with the construction of vessels.

       In the twelve month period ended December 31, 1997, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted primarily from the Company's investment in the SMIT Joint Ventures, the TMM Joint Venture, and CPA. In the comparable period of 1996, equity earnings were realized from the Company's participation in the TMM Joint Venture and CPA.

       COMPARISON OF YEAR ENDED 1996 TO YEAR ENDED 1995

       The marine business segment's operating revenue increased $88.7 million in the twelve month period ended December 31, 1996, compared to the twelve month period ended December 31, 1995, due primarily to a net increase in the number of owned vessels, higher rates per day worked and greater utilization, the termination of bareboat charter-out arrangements for nine Company owned vessels and the charter-in of two additional vessels. Operating revenue earned by 162 vessels acquired in the fourth quarter of 1995 and in 1996 and two newly constructed vessels accounted for $50.8 million or 57% of the increase. Improved rates per day worked and greater utilization of the Company's vessels accounted for an additional $24.8 million or 28% of the increase due primarily to improved market conditions in the U.S. Gulf of Mexico and North Sea. The remaining increase in operating revenue between comparable years was due primarily to the Company's termination of bareboat charter-out arrangements in the fourth quarter of 1995 of nine Company owned vessels operating offshore West Africa and the charter-in of two additional vessels that also operated offshore West Africa in 1996.

       The environmental business segment's operating revenue increased $9.1 million in the twelve month period ended December 31, 1996 compared to the twelve month period ended December 31, 1995, due primarily to the consolidation of the financial results of the environmental subsidiaries and higher oil spill response and retainer revenue. The Company's environmental subsidiaries became wholly owned on March 14, 1995; whereas, prior to that date, they were reported in the financial statements under the equity method of accounting. Oil spill response revenue increased due to higher response activity. Retainer revenue increased due to the addition of two significant customers and greater voyage activity.

       The marine business segment's operating profit increased $33.0 million in the twelve month period ended December 31, 1996, compared to the twelve month period ended December 31, 1995. The increase was due primarily to the factors affecting operating revenue as outlined in the preceding paragraph; however, operating and administrative expenses also increased. Operating expenses increased primarily due to an increase in (i) the number of vessels drydocked and repaired, (ii) crew wage and related benefit costs in the U.S., and (iii) engine repairs. Administrative expenses increased primarily due to an increase in (i) wage and related benefit costs, (ii) bad debt provisions for trade accounts receivable,
       (iii) cost resulting from the consolidation of certain U.S. operations, and (iv) commitment fees paid a bank under a revolving credit loan facility established in late 1995. Gains from the sale of vessels declined as the Company sold less marketable equipment in the current year. Four supply, six utility, one crew, and one anchor handling towing supply vessels were sold in the U.S. in 1995; whereas, during 1996, sixteen utility vessels were sold in the U.S.

       The environmental business segment's operating profit increased $3.4 million in the twelve month period ended December 31, 1996 compared to the twelve-month period ended December 31, 1995, due primarily to the factors affecting operating revenue mentioned in the discussion above.

       In the twelve month period ended December 31, 1996, other expense includes $0.5 million of cost to complete the McCall Transaction. In the twelve month period ended December 31, 1995, other income related primarily to a $0.2 million gain recognized in conjunction with the Company's purchase of $2.3 million principal amount of its outstanding 6.0% Convertible Subordinated Notes Due July 1, 2003 (the "6.0% Notes"). The gain represented the difference between the amount paid to acquire the 6.0% Notes and their carrying amount, net after giving effect to a write-off of certain unamortized deferred financing costs associated with the original sale of such securities.

       Overall administrative and general expenses, related primarily to operating activities, but including corporate expenses, increased $8.4 million in the twelve month period ended December 31, 1996, compared to the twelve month period ended December 31, 1995. The marine business segment accounted for $7.5 million of the increase between comparable years and related primarily to an increase in managerial staff and other administrative costs necessary to support fleet growth and other factors as mentioned in the discussion above of the marine business segment's operating profit. Corporate administrative and general expenses increased $1.2 million between comparable years due primarily to greater salary expense and costs associated with listing the Common Stock on the NYSE. The environmental business segment's administrative costs increased between comparable years due primarily to the consolidation of the financial results of the environmental subsidiaries. The Company's administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance and franchise taxes.

       Overall depreciation and amortization expense, which related primarily to operating activities, increased $6.1 million in the twelve month period ended December 31, 1996, compared to the twelve month period ended December 31, 1995. The marine business segment accounted for $5.6 million of this increase between comparable periods and related primarily to fleet growth. The remainder of the increase between comparable periods was due primarily to the consolidation of the financial results of the environmental subsidiaries.

       Net interest expense decreased $1.9 million between comparable years. Interest expense decreased primarily due to a decrease in outstanding indebtedness that was caused primarily by the conversion in July 1996 of all of the then outstanding $55.25 million principal amount of the Company's 6.0% Notes and normal and accelerated principal repayments. This decrease was partially offset by additional interest expense related primarily to borrowings in November 5, 1996 under the Company's 5 3/8% Notes and borrowings under a revolving credit facility with DnB that was established in September 1995 in connection with the Graham Transaction. Interest income increased between comparable years due primarily to greater invested cash balances resulting from improved operating results and net proceeds received from the issuance of the 5 3/8% Notes.

       In the twelve month period ended December 31, 1996, equity in the earnings of 50% or less owned companies, net of applicable income taxes, resulted from the Company's investment in the TMM Joint Venture, FISH, and CPA. In the comparable periods of 1995, equity earnings were realized exclusively from the Company's participation in the TMM Joint Venture.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct, or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of Common Stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

       The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's fleet, vessels' rates per day worked, overall vessel utilization, and the level of spill response activity. Factors relating to the marine service business are affected directly by the volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control.

       Operating results for 1997 generated $102.5 million in cash that reflect a significant improvement over the prior year primarily due to a net increase in the number of owned offshore marine service vessels and substantially higher rates per day earned by the Company's worldwide marine fleet. Trade accounts receivable and payable have also increased significantly from 1996 to 1997 due primarily to the same factors affecting operating results.

       During 1997, the Company had a net use of cash in investing activities resulting primarily from (i) $62.6 million expended for 16 vessels under construction, (ii) the acquisition of 35 vessels for aggregate consideration of $40.1 million that included the Galaxie Transaction, the acquisition of 4 vessels pursuant to a letter of intent initiated during the SMIT Transaction, and various other purchase transactions, (iii) the new construction of 5 vessels and capital improvements to another vessel for $29.4 million, (iv) the purchase of investment securities for $160.5 million, and (v) $47.0 million being set aside in escrow as restricted cash. In connection with certain vessel sales during 1997, the Company has directed the sale proceeds to be deposited into escrow accounts pursuant to certain exchange and escrow agreements. Under the terms of those agreements, for a period of six months, the funds held in escrow are restricted to be used toward the purchase of replacement vessels. Should replacement vessels not be delivered prior to expiration of their applicable six month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. The use of cash in investing activities during 1997 was offset principally by cash generated from the sale of 37 vessels and other equipment aggregating $139.8 million. Eight of the vessels sold were pursuant to sale and leaseback transactions, and an additional 3 vessels sold were to equity investees. Certain of the gains realized from these transactions have been deferred and will be amortized to income over the lease term or depreciable lives of the applicable vessel. Furthermore, during the fourth quarter of 1997 and the first quarter of 1998, the Company entered into Memoranda of Agreement for the sale and leaseback in 1998 of an additional 10 vessels at an aggregate sale price of $73.65 million.

       The Company generated cash from financing activities during 1997 primarily from the sale of its 7.2% Notes for net proceeds of $148.0 million. This increase was offset primarily by the repayment of $8.4 million of indebtedness outstanding under the Credit Facility with DnB, the repayment of other indebtedness, and the repurchase of 110,200 shares of Common Stock for $4.7 million.

       Under the terms of the 1997 Credit Facility with DnB, the Company may borrow up to $100.0 million which amount decreases semi-annually by 6 1/4% and a commitment fee is payable on a quarterly basis at rates ranging from 0.15 to 0.45 percent per annum on the average unfunded portion of the Credit Facility. The commitment fee rate varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans mature on June 29, 2002. The Maximum Committed Amount will automatically decrease semiannually by 6 1/4% beginning June 30, 1998, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 70 to 160 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined. The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets, and restricts the payment of dividends. There were no borrowings outstanding under the Credit Facility at December 31, 1997.

       The 7.2% Notes sold in 1997 require interest payments semiannually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On December 8, 1997, the Company completed an exchange offer through which it exchanged all of the 7.2% Notes for a series of 7.2% Senior Notes (the "7.2% Exchange Notes") which are identical in all material respects to the 7.2% Notes, except that the 7.2% Exchange Notes are registered under the Securities Act of 1933, as amended. The 7.2% Notes and the 7.2% Exchange Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture.

       At December 31, 1997, the Company had outstanding $186.75 million aggregate principal amount of its 5 3/8% Notes that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in 2001.

       During 1997, minority interest in subsidiaries of the Company increased significantly, resulting primarily from the establishment of two new joint ventures. Pursuant to the sale by Chiles in December 1997 of membership interests to third parties, the Company made certain additional capital contributions to Chiles that resulted in an aggregate investment of $35.0 million and ownership of a 55.4% membership interest. Also during 1997, the Company completed the structuring of a limited liability company (the "LLC"), pursuant to a Memorandum of Agreement dated September 25, 1996, with a wholly owned subsidiary of TMM. This LLC, which owns and operates a newly constructed anchor handling towing supply vessel, is 25% owned by the TMM subsidiary and 75% owned by the Company.

       The Company issued 136,578 shares of Common Stock during 1997 for aggregate value of approximately $8.0 million pursuant the Galaxie Transaction, the SMIT Transaction, and the acquisition of ERST. Additionally in 1997, in recognition of a commitment to the continued growth and financial success of the Company, the Executive Compensation and Stock Option Committee of the Board of Directors granted 24 officers and key employees 18,510 restricted shares at a market value on date of issue of approximately $1.1 million.

       In February 1997, the Board of Directors authorized the repurchase, from time to time, of up to $50.0 million of the Company's Common Stock or its 5 3/8% Notes. In February 1998, the Board of Directors increased its authorization to repurchase, from time to time, up to an additional $40.0 million of the Company's Common Stock or its 5 3/8% Notes. The repurchase of the Common Stock or 5 3/8% Notes will be conducted through open market purchases or privately negotiated transactions and, subject to applicable law, will be conducted at such times for such amounts and at such prices determined to be appropriate under the circumstances. During 1997, SEACOR repurchased 110,200 of its shares for approximate aggregate cost of $4.7 million. In the first quarter of 1998, SEACOR repurchased an additional 737,500 of its shares for approximate aggregate cost of $38.4 million.

       On March 3, 1998, the Company repurchased from SMIT Overseas 712,000 shares of SEACOR's Common Stock for $37.024 million. The Common Stock was issued to SMIT Overseas, as part of the purchase consideration paid for the Company's acquisition of SMIT's offshore supply vessel fleet in December 1996. The Company also satisfied its obligation to pay up to an additional $47.2 million of purchase consideration that would otherwise be payable to SMIT in 1999 through the payment to SMIT of $20.88 million in cash and, through the commitment to issue in January 1999, $23.2 million principal amount of five-year unsecured promissory notes that will bear interest at 90 basis points above the rate for comparable five-year U.S. Treasury Notes. As part of this transaction, the Company and SMIT also have agreed to extend the three-year term of the salvage and maritime contracting and non-compete agreements first established in December 1996 through December 2001.

       During 1997, the Company entered into forward exchange contracts to manage certain foreign exchange risks associated with its net investment in a foreign subsidiary using pounds sterling as its functional currency. The total notional value of those forward exchange contracts at December 31, 1997 was approximately $7.5 million, all of which expire at various dates through January 1999.

       The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect the costs to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. At present, the Company does not have but expects to solicit information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

       CAPITAL EXPENDITURES

       The Company may make selective acquisitions of marine vessels or fleets of marine vessels and oil spill response equipment or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its marine vessels or construct marine vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness or shares of Common Stock.

       As of March 1, 1998, the Company has commitments to build 21 marine offshore service vessels at an approximate aggregate cost of $238.0 million of which $71.0 million has been funded, and its majority owned subsidiary, Chiles, has commitments to build 2 premium jackup drilling rigs for an approximate aggregate cost of $178.0 million of which $36.5 million has been funded. These construction projects are expected to be completed over the next two years. Pursuant to Memoranda of Agreement between the Company and TMM, two joint venture corporations will be structured to each own an offshore marine service vessel currently being constructed by the Company. TMM is expected to make an approximate $6.0 million aggregate capital contribution for a 12.5% equity interest in each joint venture, and the Company will own all remaining equity interests in these joint venture corporations. Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS 131 requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In February 1998, the Financial Accounting Standards Board issued Statement No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 130, 131, and 132 are effective for 1998. Adoption of SFAS 130 and 131 is expected to result in additional disclosure by the Company but will not have any effect on its reported financial position or results of operations. SFAS 132 is not expected to have any impact on the Company's financial statements.

       ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and related notes are included in
       Part IV of this Form 10-K on pages 28 through 50.

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

       ITEM 11.     EXECUTIVE COMPENSATION

       As permitted by General Instruction G. to this Form 10-K, the information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

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

                                     PART IV


       ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

        (a)         Documents filed as part of this report:

                    1. and 2. Financial Statements and Financial Statement Schedules.

                    See Index to Consolidated Financial Statements and Financial Statement Schedules on page 28 of this Form 10-K.

                    3. Exhibits:

                    See Index to Exhibits on pages 53 - 59 of this Form 10-K.

       (b)          Reports on Form 8-K:

                    None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEACOR SMIT INC.
                                        (Registrant)

                                        By:   /s/ Charles Fabrikant
                                              ---------------------------
                                              Charles Fabrikant,
                                              Chairman of the Board,
                                              President and Chief
                                              Executive Officer
       Date: March  31, 1998

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



       Signature                                     Title                                      Date
       ---------                                     -----                                      ----

       /s/ Charles Fabrikant                Chairman of the Board, President              March 31, 1998
       --------------------------
       Charles Fabrikant                    President and Chief Executive
                                            Officer (Principal Executive Officer)


       /s/ Randall Blank                    Executive Vice President, Chief               March 31, 1998
       --------------------------
       Randall Blank                        Financial Officer and Secretary
                                            (Principal Financial Officer)


       /s/ Lenny P. Dantin                  Vice President and                            March 31, 1998
       --------------------------
       Lenny P. Dantin                      Treasurer (Principal Accounting
                                            Officer and Controller)


       /s/ Granville E. Conway              Director                                      March 31, 1998
       -----------------------
       Granville E. Conway


       /s/ Michael E. Gellert               Director                                      March 31, 1998
       --------------------------
       Michael E. Gellert


       /s/ Antoon Kienhuis                  Director                                      March 31, 1998
       --------------------------
       Antoon Kienhuis


       /s/ Stephen Stamas                   Director                                      March 31, 1998
       --------------------------
       Stephen Stamas


       /s/ Richard M. Fairbanks             Director                                      March 31, 1998
       ------------------------
       Richard M. Fairbanks III


       /s/ Pierre de Demandolx              Director                                      March 31, 1998
       -----------------------
       Pierre de Demandolx


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



Financial Statements:
                                                                            Page

       Report of Independent Public Accountants..........................    29

       Consolidated Balance Sheets - December 31, 1997 and 1996..........    30

       Consolidated Statements of Income for each of the three years
          ended December 31, 1997........................................    31

       Consolidated Statements of Changes in Equity for each of the
          three years ended December 31, 1997............................    32

       Consolidated Statements of Cash Flows for each of the three years
          ended December 31, 1997........................................    33

       Notes to Consolidated Financial Statements........................    34

Financial Schedules:

       Reports of Independent Public Accountants on Financial
          Statement Schedule.............................................    51

       Valuation and Qualifying Accounts for each of the three
          years ended December 31, 1997                                      52




All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



       To SEACOR SMIT Inc.:

       We have audited the accompanying consolidated balance sheets of SEACOR SMIT Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of CRN Holdings Inc. and subsidiaries, which statements reflect total assets and total revenues of 9 percent and 17 percent, respectively, in 1995 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

       In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SEACOR SMIT Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                            Arthur Andersen LLP

       New Orleans, Louisiana
       February 11, 1998
       (except with respect to the matters
       discussed in Notes 19 and 20, as
       to which the date is March 3, 1998)

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS                                          1997             1996
                                                                                   ---------------  -------------
Current Assets:
   Cash and cash equivalents.................................................... $      175,381   $      149,053
   Held-to-maturity securities..................................................         33,020              311
   Trade and other receivables, net of allowance for
     doubtful accounts of $1,626 and $475, respectively.........................         84,087           48,693
   Inventories..................................................................          2,149            1,559
   Prepaid expenses and other...................................................          1,422            1,865
                                                                                   ---------------  -------------
       Total current assets.....................................................        296,059          201,481
                                                                                   ---------------  -------------
Investments, at Equity and Receivables from 50% or Less Owned Companies.........         38,370           21,316
Available-for-Sale Securities...................................................        127,420                -
Property and Equipment:
   Vessels and equipment........................................................       447,620          475,566
   Vessels and rigs under construction..........................................       108,592           13,081
   Other........................................................................        36,671           10,252
                                                                                   ---------------  -------------
                                                                                       592,883          498,899
   Less-accumulated depreciation................................................       109,949          101,123
                                                                                   ---------------  -------------
                                                                                       482,934          397,776
                                                                                   ---------------  -------------
Restricted Cash.................................................................        46,983    -
Other Assets....................................................................        28,035           15,882
                                                                                   ===============  =============
                                                                                 $   1,019,801   $      636,455
                                                                                   ===============  =============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt............................................ $        1,925   $     1,793
   Accounts payable and accrued expenses........................................         34,304        15,424
   Accrued interest.............................................................          4,616         1,450
   Accrued wages................................................................          3,658         3,377
   Accrued income taxes.........................................................          8,739         2,182
   Other current liabilities....................................................          6,279         5,057
                                                                                   ---------------  -------------
       Total current liabilities................................................         59,521        29,283
                                                                                   ---------------  -------------
Long-Term Debt .................................................................        358,714       218,659
Deferred Income Taxes...........................................................         59,681        33,749
Deferred Gain and Other Liabilities.............................................         34,168         2,719
Minority Interest in Subsidiaries...............................................         33,703           974
Stockholders' Equity:
   Common stock, $.01 par value, 40,000,000 shares authorized; 14,064,221 and
     13,888,133 shares issued in 1997 and 1996, respectively....................            140           139
   Additional paid-in capital...................................................        268,728       258,904
   Retained earnings............................................................        211,159        92,005
   Less 166,968 and 56,768 shares held
      in treasury in 1997 and 1996, respectively, at cost ......................         (5,365)         (622)
   Unamortized restricted stock.................................................           (986)         (279)
   Net unrealized gain (loss) on available-for-sale securities, net of tax......            (16)            -
   Currency translation adjustments.............................................            354           924
                                                                                   ---------------  -------------
       Total stockholders' equity...............................................        474,014       351,071
                                                                                   ===============  =============
                                                                                 $    1,019,801   $   636,455
                                                                                   ===============  =============


         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                          1997             1996             1995
                                                                     ---------------  ---------------  ---------------
Operating Revenue:
   Marine........................................................ $       325,009   $      193,557   $      104,894
   Environmental -
     Oil spill and emergency response............................           4,763           12,466            8,927
     Retainer and other services.................................          17,176           18,421           12,838
                                                                     ---------------  ---------------  ---------------
                                                                          346,948          224,444          126,659
                                                                     ---------------  ---------------  ---------------
Costs and Expenses:
   Cost of spill and emergency response..........................           3,916           10,398            7,643
   Operating expenses -
     Marine......................................................         158,175          108,043           66,205
     Environmental...............................................           5,402            6,227            4,580
   Administrative and general....................................          28,299           22,304           13,953
   Depreciation and amortization.................................          36,538           24,967           18,842
                                                                     ---------------  ---------------  ---------------
                                                                          232,330          171,939          111,223
                                                                     ---------------  ---------------  ---------------
Operating Income.................................................         114,618           52,505           15,436
                                                                     ---------------  ---------------  ---------------

Other Income (Expense):
   Interest income...............................................          12,756            3,558            2,583
   Other.........................................................             569             (104)             228
   Gain/(loss) from equipment sales or retirements...............          61,928            2,264            4,076
   McCall acquisition costs......................................               -             (542)               -
   Interest expense..............................................         (14,168)          (5,713)          (6,681)
                                                                     ---------------  ---------------  ---------------
                                                                           61,085             (537)             206
                                                                     ---------------  ---------------  ---------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
 Extraordinary Item of 50% or Less Owned Companies, and
 Extraordinary Item                                                       175,703           51,968           15,642
                                                                     ---------------  ---------------  ---------------
Income Tax Expense:
   Current.......................................................          36,317           15,215            5,175
   Deferred......................................................          25,067            3,320              335
                                                                     ---------------  ---------------  ---------------
                                                                           61,384           18,535            5,510
                                                                     ---------------  ---------------  ---------------
Income Before Minority Interest, Equity in Earnings of 50% or
   Less Owned Companies and Extraordinary Item...................        114,319            33,433           10,132
Minority Interest in (Income) Loss of Subsidiaries...............           (301)              244              321
Equity in Net Earnings of 50% or Less Owned Companies............          5,575             1,283              872
                                                                     ---------------  ---------------  ---------------
Income Before Extraordinary Item.................................         119,593           34,960           11,325
Extraordinary Item - Loss on Extinguishment of Debt, net of tax..             439              807                -
                                                                     ---------------  --------------   --------------
Net Income....................................................... $       119,154   $       34,153   $       11,325
                                                                     ===============  ===============  ===============

Basic Earnings Per Common Share:
   Income before extraordinary item.............................. $          8.64   $         3.04   $         1.50
   Extraordinary item............................................           (0.03)           (0.07)             -
                                                                     ---------------  ---------------  ---------------
   Net income.................................................... $          8.61   $         2.97   $         1.50
                                                                     ===============  ===============  ===============
Diluted Earnings Per Common Share:
   Income before extraordinary item.............................. $          7.50   $         2.80   $         1.37
   Extraordinary item............................................           (0.03)           (0.06)            -
                                                                     ---------------  ---------------  ---------------
   Net income.................................................... $          7.47   $         2.74   $         1.37
                                                                     ===============  ===============  ===============

Weighted Average Common Shares:
   Basic.........................................................      13,840,205       11,480,929        7,547,330
   Diluted.......................................................      16,845,001       13,256,291        9,955,040



  The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                                                    Net Unrealized
                                                                                                     Gains(Losses)
                                                                                       Unamortized  on Available         Currency
                                             Common   Additional    Retained  Treasury  Restricted  Sale Securities     Translation
                                              Stock  Paid-in Capital Earnings   Stock      Stock    Net of Tax          Adjustments
                                             -------- ------------ -------------------- --------------------------------------------
 -------------------------------------------
 1997
 -------------------------------------------


Balance, December 31, 1996                $     139 $    258,904 $   92,005  $   (622)$     (279) $          -  $      924
 Add      - Net income for the year
              Ended December 31, 1997             -            -     119,154        -          -             -           -
          - Issuance of common stock:                                                          -
              Galaxie transaction                 1        2,787          -         -          -             -           -
              SMIT transaction                    -        1,554          -         -          -             -           -
              ERST/O'Brien's Inc acquisition      -        3,614          -         -          -             -           -
              Exercise of stock options           -          656          -         -          -             -           -
              Issuance of restricted stock        -        1,213          -         -     (1,146)            -           -
          - Amortization of restricted stock      -            -          -         -        439             -           -
          - Net currency translation
              adjustments                         -            -          -         -          -             -        (570)
 Deduct   - Change in unrealized gains (losses)   -            -          -         -          -           (16)          -
              on Available-for-Sale
 Securities
          - Purchase of Treasury shares           -            -          -    (4,743)         -             -           -
                                             -------- ------------ --------- ----------- ------------ ------------ ------------
 Balance, December 31, 1997                $    140 $    268,728 $  211,159  $ (5,365)$     (986) $        (16)$       354
 ============================================================================================================================
 1996
 -------------------------------------------
 Balance, December 31, 1995                $     99 $    127,317 $   57,852  $   (576)$     (159) $          - $    (1,069)
 Add      - Net income for the year
              Ended December 31, 1996             -            -     34,153         -          -             -           -
          - Issuance of common stock:
              Public offering                     9       37,670          -         -          -             -           -
              2 5% note conversion                2        3,939          -         -          -             -           -
              6% note conversion                 21       53,764          -         -          -             -           -
              SMIT transaction                    7       33,635          -         -          -             -           -
              Exercise of stock options           1        2,452          -         -          -             -           -
              Issuance of restricted stock        -          575          -         -       (575)            -           -
          - Cancellation of restricted stock      -            -          -       (46)        46             -           -
          - Amortization of restricted stock      -            -          -         -        409             -           -
          - Net currency translation
              adjustments                         -            -          -         -          -             -       1,993
 Deduct   - Public offering costs                 -         (448)         -         -          -             -           -
                                             -------- ------------ --------- ----------- ------------ ------------ ------------

 Balance, December 31, 1996                $    139 $    258,904 $   92,005  $   (622)$     (279) $          - $       924

====================================================================================================================================
 1995
 -------------------------------------------
 Balance, December 31, 1994                $     72 $     66,319 $   46,528  $   (576)$        -  $          - $      (861)
 Add      - Net income for the year
              Ended December 31,1995              -            -     11,325         -          -             -           -
          - Issuance of common stock:
              NRC merger                          3        5,704          -         -          -             -           -
              CNN acquisition                     5       11,295          -         -          -             -           -
              Public offering                    16       36,926          -         -          -             -           -
              Coastal/Phibro transaction          3        7,497          -         -          -             -           -
              Other                               -            4          -         -          -             -           -
          - Issuance of restricted stock          -          216          -         -       (216)            -           -
          - Amortization of restricted stock      -            -          -         -         57             -           -
  Deduct  - Public offering costs                 -         (644)         -         -          -             -           -
          - Dividends paid                        -            -         (1)        -          -             -           -
          - Net currency translation
              adjustments                         -            -          -         -          -             -        (208)
                                             ======== ============ ==================== ======================== ============
 Balance, December 31, 1995                $     99 $    127,317 $   57,852  $   (576)$     (159) $          - $    (1,069)

================================================================================

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


                                                                          1997           1996           1995
                                                                       -------------- -------------  -------------


Cash Flows from Operating Activities:
Net Income.........................................................   $119,154        $ 34,153  $      11,325
Depreciation and amortization......................................     36,538          24,967         18,842
   Restricted stock amortization...................................        439             409             57
   Bad debt expense................................................      1,155             238            100
   Deferred income taxes...........................................     25,067           3,320            335
   Equity in net earnings of 50% or less owned companies...........     (5,575)         (1,283)          (872)
   Extraordinary loss, extinguishment of debt......................        439            807              -
   (Gain)/loss from equipment sales or retirements................     (60,674)        (2,264)         (4,076)
   Minority interest in income (loss) of subsidiaries..............        301           (244)           (321)
   Other, net......................................................        204            416             379
   Changes in operating assets and liabilities -
     Decrease in restricted cash..................................           -              -             308
     (Increase) in receivables....................................     (35,976)       (14,819)        (14,807)
     (Increase) decrease in inventories...........................        (602)            69             (79)
     (Increase) decrease in prepaid expenses and other assets.....      (3,998)           609          (1,620)
     Increase in accounts payable, accrued and other liabilities..      26,076         12,359             368
                                                                    -------------- -------------  -------------
       Net cash provided by operations.............................    102,548         58,737           9,939
                                                                    -------------- -------------  -------------
Cash Flows from Investing Activities:
   Purchases of property and equipment............................    (136,097)       (50,794)        (87,997)
   Proceeds from the sale of marine vessels and equipment              139,828          3,441           7,522
   Investments in and advances to 50% or less owned companies           (7,075)           (65)           (916)
   Principal payments on notes due from 50% or less owned companies        723            942             431
   Deposits into restricted cash accounts                              (46,983)             -              -
   Purchase of investment securities                                   (160,486)         (330)           (28)
   Proceeds from maturity of investment securities                          311           642              -
   Acquisition of vessels and joint venture interests from SMIT
     Internationale N V                                                      --       (54,427)             -
   Other, net                                                            (2,308)          471           2,293
                                                                    -------------- -------------  -------------
       Net cash (used in) investing activities                         (212,087)      (100,120)       (78,695)
                                                                    -------------- -------------  -------------
Cash Flows from Financing Activities:
   Payments of long-term debt and stockholder loans                     (10,383)       (52,743)       (66,609)
   Proceeds from issuance of long-term debt and stockholder loans         1,125          7,711         87,283
   Net proceeds from sale of common stock and capital contribution            -         37,231         36,302
   Payments on capital lease obligations                                 (1,844)          (172)        (1,037)
   Net proceeds from sale of 5 3/8% Convertible Subordinated Notes            -        168,189              -
   Net proceeds from sale of 7 2% Subordinated Notes                    148,049              -              -
   Proceeds from sale of minority interest                                4,096              -              -
   Common stock acquired for Treasury                                    (4,743)             -              -
   Other, net                                                              (832)         1,266         (2,648)
                                                                    -------------- -------------  -------------
       Net cash provided by financing activities                        135,468        161,482         53,291
                                                                    -------------- -------------  -------------

Effects of Exchange Rate Changes on Cash and Cash Equivalents               399            168            (81)
                                                                    -------------- -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents                     26,328        120,267        (15,546)
Cash and Cash Equivalents, beginning of period                          149,053         28,786         44,332
                                                                    -------------- -------------  -------------
Cash and Cash Equivalents, end of period                           $    175,381  $     149,053  $      28,786
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

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

       NATURE OF OPERATIONS. SEACOR SMIT Inc. ("SEACOR") and its subsidiaries (the "Company") furnish vessel support to the offshore oil and gas exploration and production industry and provide contractual oil spill response and related training and consulting services to companies who store, transport, produce, or handle petroleum and certain non-petroleum oils as required by the Oil Pollution Act of 1990 ("OPA 90"). The Company operates principally in the United States, offshore West Africa, the North Sea, the Far East, and Latin America.

       BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of SEACOR and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated. The equity method of accounting is used by the Company when it has a 20% to 50% ownership interest in other entities and the ability to exercise significant influence over their operating and financial policies.

       USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS. Cash equivalents refer to securities with original maturities of three months or less.

       ACCOUNTS RECEIVABLE. Customers of vessel support services are primarily major and large independent oil and gas exploration and production companies; whereas, customers of oil spill and emergency response services include tank vessel owner/operators, refiners, terminals, exploration and production facilities and pipeline operators. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal.

       INVENTORIES. Inventories consist of vessel spare parts, fuel, and supplies that are recorded at cost and charged to vessel expenses as consumed.

       PROPERTY AND EQUIPMENT. Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight line method for financial reporting purposes. Maintenance and repair costs, including routine drydock inspections on vessels in accordance with maritime regulations, are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and major renewals or improvements to other properties are capitalized.

       Vessels and related equipment are depreciated over 20-25 years; all other property and equipment are depreciated and amortized over two to ten years.

       Interest cost incurred during the construction of vessels is capitalized as part of the carrying value of the assets and amortized to expense over their estimated useful lives. In 1997, $1,516,000 of interest was capitalized, and in 1996 and 1995, no interest was capitalized.

       OTHER ASSETS. Other assets consist primarily of goodwill, a net investment in a sale-type lease, debt issue costs, and costs relating to non-compete agreements. These intangible assets, carried at cost less accumulated amortization, are amortized to operations primarily on a straight line basis over their estimated period of benefit, ranging from three to twenty years. Amortization expense for the years ended December 31, 1997, 1996, and 1995 was $947,000, $1,369,000, and $729,000,
       respectively. Accumulated amortization was $3,907,000 and $1,536,000 as of December 31, 1997 and 1996, respectively.

       INCOME TAXES. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

       DEFERRED GAIN. The Company has entered into vessel sale and leaseback transactions and other vessel sale transactions with joint venture corporations in which the Company has a 50% or less ownership interest. Certain gains realized from these transactions were not immediately recognized in income but were deferred in the consolidated balance sheet of the Company. For the sale and leaseback transactions, gains were deferred to the extent of the present value of minimum lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. For other sale transactions with joint venture corporations, gains were deferred to the extent of the Company's ownership interest and are being amortized to income over the applicable vessels' depreciable lives.

       FOREIGN CURRENCY TRANSLATION. The assets, liabilities, and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. For purpose of consolidating these subsidiaries with SEACOR, the assets and liabilities of these foreign operations are translated to U.S. dollars at currency exchange rates as of the balance sheet date and for revenue and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are included in stockholders' equity.

       Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. Foreign currency exchange gains or losses included in determining net income have not been material. Gains and losses on foreign currency transactions that are designated as, and effective as, economic hedges of a net investment in a foreign entity (such as debt denominated in a foreign currency or forward exchange contracts) are not included in determining net income but are included in stockholders' equity as translation adjustments. Gains or losses on foreign currency transactions that do not hedge an exposure are included in determining net income in accordance with the requirements for other foreign currency transactions as described above.

       REVENUE RECOGNITION. The Company's marine transportation business earns revenue primarily from time or bareboat charter of vessels to customers based upon daily rates of hire. Rates of hire earned under time and bareboat charters vary substantially in direct proportion to the operating expenses incurred in conjunction with each type of charter. Typically, under time charter arrangements, the vessels' operating expenses are the responsibility of the Company; whereas, under bareboat charters, the vessels' operating expenses are paid by the charterer. Vessel charters may range from several days to several years.

       Environmental customers are charged retainer fees for ensuring by contract the availability (at predetermined rates) of the Company's response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for other emergency and spill response as contemplated by response plans filed by the Company's customers. Certain vessel owners pay in advance a minimum annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain other vessel owners pay a fixed fee for the Company's retainer service and such fee is recognized ratably throughout the year. Facility owners generally pay a quarterly fee based on a formula that defines and measures petroleum products transported to or processed at the facility. Some facility owners pay an annual fixed fee and such fee is recognized ratably throughout the year. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as seven years.

       Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenue can vary greatly between comparable periods.

       EARNINGS PER SHARE. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 15, 1997, and all prior period earnings per share data have been restated to conform with the provisions of that Statement. Basic earnings per common share were computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the relevant periods. Diluted earnings per common share further gives effect for all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the removal of certain stock restrictions and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods.

                                                                                       Per
                                                           Income        Shares       Share
                                                        ----------------------------  -------


FOR THE YEAR ENDED 1997-
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item................   $ 119,593,000   13,840,205    $  8.64
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      163,930
    Convertible Securities..........................       6,787,000    2,840,866
                                                        -------------- --------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions.....................    $ 126,380,000   16,845,001    $  7.50
                                                        ============== ==============  =======
FOR THE YEAR ENDED 1996-
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item................   $  34,960,000   11,480,929    $  3.04
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      177,529
    Convertible Securities..........................       2,122,000    1,597,833
                                                        ----------------------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $  37,082,000   13,256,291    $  2.80
                                                        ============= ==============  =======
FOR THE YEAR ENDED 1995-
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item................   $  11,325,000    7,547,330    $  1.50
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -       84,008
    Convertible Securities..........................       2,348,000    2,323,702
                                                        ----------------------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $  13,673,000    9,955,040    $  1.37
                                                        ============== ==============  =======


       The effect of adopting the accounting change as required by SFAS No. 128 on previously reported earnings per share data was as follows:

                                     1996          1995
                                   ---------     ----------
Earnings Per Share    -        $       3.03  $       1.50
Assuming No Dilution
Effect of SFAS No. 128                 0.01             -
                                   ---------     ---------
Basic Earnings Per Share,  as  $       3.04  $       1.50
restated
                                   =========     =========

Earnings Per Share    -        $       2.73  $       1.36
Assuming Full Dilution
Effect of SFAS No. 128                 0.07          0.01
                                   ---------     ---------
Diluted Earnings Per Share,    $       2.80  $       1.37
as restated
                                   =========     =========

       RELIANCE ON FOREIGN OPERATIONS. For the years ended December 31, 1997, 1996, and 1995, approximately 40%, 31%, and 30%, respectively, of the Company's offshore marine revenues were derived from foreign operations, and results in 1997 increased in comparison to prior periods due primarily to the SMIT Transaction (see Note 5). The Company's foreign marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

       RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS 131 requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In February 1998, the Financial Accounting Standards Board issued Statement No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 130, 131, and 132 are effective for 1998. Adoption of SFAS 130 and 131 is expected to result in additional disclosure by the Company but will not have any effect on its reported financial position or results of operations. SFAS 132 is not expected to have any impact on the Company's financial statements.

       RECLASSIFICATIONS. Certain reclassifications of prior year information have been made to conform with the current year presentation.

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

                                                                      1997                       1996
                                                            -------------------------  ------------------------
                                                              Carrying    Estimated     Carrying     Estimated
                                                               Amount     Fair Value     Amount     Fair Value
                                                            ------------ ------------  -----------  -----------


ASSETS:
   Cash and temporary cash investments.....................$   175,381  $   175,381  $    149,053 $    149,053
   Marketable securities...................................    160,465      158,921           311          311
   Notes receivable, primarily from equity investees.......      9,312        9,312         2,021        2,021
   Restricted cash.........................................     46,983       46,983             -            -
LIABILITIES:
   Long-term debt, including current portion...............    360,639      388,157       220,452      249,553
   Indebtedness to a minority shareholder of a subsidiary..      1,175        1,169         1,093        1,230
   Foreign currency forward contracts......................      7,319        7,481             -            -

       The carrying value of cash and temporary cash investments and restricted cash approximated fair values due to the short-term maturities of these instruments. Marketable securities were estimated using quoted market prices. Notes receivable approximated fair value since they bear interest at current market rates. The fair market value of long-term debt, indebtedness to a minority stockholder, and forward contracts was determined based upon quoted market prices or by discounting the future cash flows using market information as to borrowing rates for debt of similar terms and maturity.

       During 1997, the Company entered into forward exchange contracts to manage certain foreign exchange risks associated with its net investment in a foreign subsidiary using pounds sterling as its functional currency. The forward exchange contracts expire at various dates through January 1999.

       3. MARKETABLE SECURITIES:
       The Company's marketable securities are categorized as held-to-maturity or available-for-sale, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Held-to-maturity securities are measured at amortized cost, and available-for-sale securities are measured at fair values with unrealized holding gains and losses excluded from earnings and reported as a net amount in a separate component of stockholders' equity.

The amortized cost and fair value of marketable securities at December 31, 1997 were as follows, in thousands:

                                                            Gross Unrealized  Holding
                                         ---------------    ------------------------
         Type of Securities              Amortized Cost       Gains        Losses         Fair Value
-------------------------------------    ---------------    ----------    ----------    ---------------

1997
   HELD-TO-MATURITY:
     Corporate Debt Securities......  $          33,020  $         -   $    (1,519)  $          31,501
   AVAILABLE-FOR-SALE:
     U.S. Government and Agencies ..            122,444           48           (72)            122,420
     Corporate Debt Securities......              5,001            -            (1)              5,000
                                         ---------------    ----------    ----------    ---------------
                                      $         160,465  $        48   $    (1,592)  $         158,921
                                         ===============    ==========    ==========    ===============
1996
   HELD-TO-MATURITY
     U.S. Government and Agencies...  $             311  $         -   $         -   $             311
                                         ===============    ==========    ==========    ===============

The contractual maturities of marketable securities at December 31, 1997 were as follows, in thousands:

                                                 Amortized      Fair
                 Type and Maturity                  Cost        Value
----------------------------------------------   ----------- ------------
HELD-TO-MATURITY:
   Mature in One Year or Less.................. $     33,020 $  31,501

AVAILABLE-FOR-SALE:
   Mature in One Year or Less..................            -        -
   Mature After One Year Through Five Years....      127,445   127,420
                                                 ----------- ------------
                                               $     160,465 $  158,921
                                                 =========== ============

       There were no available-for-sale securities sold during 1997.

       4. NRC MERGER:

       On March 14, 1995, SEACOR acquired the remaining 57.1% of the outstanding common stock of NRC Holdings that it did not already own through a merger (the "NRC Merger") of NRC Holdings with and into CRN Holdings Inc. ("CRN"), a wholly owned subsidiary of SEACOR. Following the NRC Merger, the financial condition, results of operations, and cash flows of these acquired environmental subsidiaries, primarily operating through the National Response Corporation ("NRC"), were reflected in the Company's consolidated financial statements. Prior to March 14, 1995, the Company reported its equity interest in NRC Holdings as an investment in 50% or less owned company that was accounted for by the equity method.

       CRN, the surviving corporation of the NRC Merger, primarily through its wholly owned subsidiary, NRC, is engaged in the business of responding to marine oil spills and planning for environmental emergencies. SEACOR issued 292,965 shares of its common stock pursuant to the transaction that were valued at $5,707,000. The Company already owned 42.9% of NRC Holdings which was carried on the Company's books at a value net of deferred taxes of $995,000. The purchase method was used to account for this business combination. The excess of cost over estimated fair value of the net assets acquired, including $138,000 in direct costs incurred in conjunction with the transaction, of $3,447,000 will be amortized to expense over 20 years using the straight line method. The estimated fair values of assets and liabilities of NRC Holdings at the date of the NRC Merger are as follows, in thousands of dollars:

                                Caption           Amount
                                              ---------------
-------------------------------------------
Current Assets............................. $       6,008
Property and Equipment.....................        21,219
Capitalized Lease..........................         1,807
Other Assets...............................           100
Goodwill...................................         3,447
Deferred Income Taxes......................           404
Current Liabilities........................        (5,741)
Capital Lease Obligations..................        (1,577)
Bank Loan Payable..........................       (12,500)
Deferred Revenue...........................        (6,327)
                                              ---------------
                                            $       6,840
                                              ===============

       The following unaudited pro forma information has been prepared as if the merger had occurred at the beginning of December 31, 1995, in thousands of dollars, except per share data. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the merger taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

                  Caption                               1995
---------------------------------------------   --------------
Revenues.....................................  $       130,735
Net Income...................................           11,477
Basic Earnings Per Common Share..............             1.52

       5. VESSEL ACQUISITIONS AND DISPOSITIONS:

       GRAHAM ACQUISITION. On September 15, 1995, the Company acquired substantially all the assets of John E. Graham & Sons and certain of its affiliated companies (collectively, "Graham") for $72,854,000 in cash (the "Graham Acquisition"). The purchased assets included 127 marine vessels used to support the offshore oil and gas exploration and production industry in the U.S. Gulf of Mexico, real estate, capital equipment and inventory associated with the operation of these vessels. The acquisition was financed with $74,000,000 of borrowings under a revolving credit facility (the "DnB Facility") entered into with Den norske Bank ASA ("DnB"). The difference between the amount borrowed and paid to Graham to acquire the assets was used to defray debt issue and acquisition costs, totaling $1,208,000.

       1995 CNN ACQUISITION. On November 14, 1995, the Company acquired three towing supply vessels from CNN and entered into an agreement to acquire two anchor handling towing supply vessels and certain other vessel related assets for aggregate consideration of $21,550,000. Of such consideration, $11,300,000 was paid for by issuing 459,948 shares of SEACOR's common stock to CNN and $10,250,000 was paid for in cash on December 14, 1995 when the two anchor handling towing supply vessels were delivered to the Company (the "1995 CNN Acquisition"). The Company borrowed $11,000,000 from the DnB Facility to finance the cash portion of the consideration and pay acquisition costs. Pursuant to the 1995 CNN Acquisition, the Company and CNN agreed to (i) terminate CNN's bareboat charters covering ten vessels owned by the Company, effective October 1, 1995, (ii) terminate the SEAFISH Pooling arrangement, effective October 1, 1995, (iii) bareboat charter to the Company, effective October 1, 1995, one vessel owned by CNN with an option to purchase, (iv) provide the Company a right of first refusal until December 31, 1999, under which terms CNN shall not sell or transfer all or part of its interest in any of three additional vessels owned by CNN, (v) permit SEACOR to acquire 50% of the outstanding shares of Feronia International Shipping S.A. ("FISH"), a French corporation owned by CNN, for a cost of $60,000, effective January 1, 1996, (vi) allow CNN to sell to SEACOR all of CNN's right, title, and interest in and to all of the shares owned by CNN in SEAFISH Ltd. for a purchase price of $5,000, effective January 1, 1996,
       (vii) reimburse CNN for certain costs associated with CNN's early termination of employment contracts for officers and crews that worked aboard seven of the Company's vessels which were previously bareboat chartered to CNN (at December 31, 1995, the Company recorded a liability of $700,000 regarding these contract termination costs and has included such cost in the purchase price of the five vessels acquired), and (viii) designate FISH as manager, for a fee, of the Company's vessels operating offshore West Africa and in the Arabian Gulf and certain other additional vessels owned by CNN. During 1997, the Company acquired the remaining 50% of the outstanding common stock of FISH that it did not already own.

       MCCALL ACQUISITION. During May 1996, the Company acquired McCall Enterprises, Inc. ("McCall") and affiliated companies (collectively, the "McCall Companies") which operated 36 crew boats and 5 utility boats dedicated to serving the oil and gas industry primarily in the U.S. Gulf of Mexico. In consideration for such acquisition (the "McCall Acquisition"), which was accomplished pursuant to a series of merger and share exchange agreements involving the Company, certain subsidiaries of the Company, the McCall Companies and the former stockholders of the McCall Companies, the former stockholders of the McCall Companies received an aggregate of 1,306,550 shares of SEACOR's common stock. The McCall Acquisition was accounted for as a pooling of interests, and all costs related to effecting this business combination were expensed.

       1996 CNN TRANSACTION. Pursuant to an agreement entered into by the Company and CNN in June 1996 (the "1996 CNN Agreement"), the Company consummated a transaction providing for the acquisition from CNN of six vessels for $22,650,000 in cash (the "1996 CNN Transaction"). At closing, the Company prepaid $9,600,000 aggregate principal amount of the indebtedness outstanding under promissory notes previously issued to CNN by the Company. In addition, CNN converted $4,750,000 principal amount of the Company's 2.5% Notes into 156,650 shares of SEACOR's common stock (in accordance with the terms of the 2.5% Notes), and subsequently sold all 616,598 shares of SEACOR's common stock then owned by it (including the shares of SEACOR's common stock received by CNN upon such conversion) in the Company's July 3, 1996 underwritten public offering.

       SEACOR's common stock issued in July 1996 upon conversion of the 2.5% Notes was recorded at $3,941,000, the net carrying value of the 2.5% Notes that includes $4,750,000 of the then outstanding principal amount and $809,000 of related debt discount. The difference between the $9,600,000 paid to extinguish certain promissory notes due CNN and their $8,358,000 net carrying value was recorded as an $807,000 extraordinary loss (net of income taxes).

       SMIT TRANSACTION. On December 19, 1996, the Company acquired substantially all of the offshore vessel assets, vessel spare parts, and certain related joint venture interests owned by SMIT Internationale N.V. ("SMIT") and its subsidiaries (the "SMIT Transaction"). The aggregate consideration, including amounts payable under certain lease purchase agreements for two vessels, consisted of: (i) approximately $71,449,000 in cash (including approximately $357,000 for certain vessel spare parts), (ii) 712,000 shares of SEACOR's common stock of which 31,517 shares were issued subsequent to December 31, 1996, and (iii) up to $22,000,000 principal amount of the Company's Series A 5 3/8% Convertible Subordinated Notes Due November 15, 2006 (the "SMIT Convertible Notes") of which $15,250,000 principal amount were issued at close. In addition, the definitive agreements for the SMIT Transaction provide for the payment by the Company, in combination of cash and non-convertible notes, of up to $47,200,000 of additional consideration based upon the earnings performance during 1997 and 1998 by certain of the assets acquired from SMIT (see Note 20). The acquired assets included a 100% interest in 24 vessels, a 50% interest in nine vessels sold by SMIT directly, and SMIT's interest in joint ventures that own and operate 12 vessels.

       Pursuant to a letter of intent dated December 19, 1996, between the Company and SMIT that provided for the Company to acquire an additional four vessels (the "Malaysian Purchase") that were owned by a Malaysian joint venture in which SMIT had an interest, the Company completed the Malaysian Purchase for aggregate consideration of $12,909,000 in 1997.

       GALAXIE TRANSACTION. On January 3, 1997, the Company acquired substantially all of the offshore marine assets, including vessels, owned by Galaxie Marine Service, Inc., Moonmaid Marine, Inc., Waveland Marine Service, Inc. and Triangle Marine, Inc. (collectively, "Galaxie"), for aggregate consideration of $23,354,000, consisting of $20,567,000 in cash and 50,000 shares of SEACOR's common stock. The primary assets acquired were 24 vessels. At the date of acquisition, the Galaxie vessels were dedicated to serving the oil and gas industry in the U.S. Gulf of Mexico.

       VESSEL DISPOSITIONS. In 1995, the gain from equipment sales resulted primarily from the Company's sale of 4 supply, 6 utility, 1 crew and 1 anchor handling towing supply vessels. This gain was offset by a loss from the retirement of certain previously capitalized costs that also related to a vessel which was withdrawn from standby safety service in the North Sea and relocated to the U.S. Gulf of Mexico for well stimulation service. During 1996, 16 utility vessels were sold, and during 1997, 15 supply, 7 utility, 6 towing supply, 5 anchor handling towing supply, 2 crew, 1 freight and 1 seismic vessels were sold.

       6. INVESTMENTS IN AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES:

       Investments, carried at equity, and advances to 50% or less owned companies at December 31, 1997 and 1996 were as follows, in thousands:

                                              Percentage
              50% or Less Owned Entities      Ownership    1997         1996
  ------------------------------------------------------   -------- ----------
  SEACOR-Smit (Aquitaine) Ltd...............    50.0%    $ 10,385  $  7,186
  SEAMEX International, Ltd.................    40.0%       9,499     5,104
  Smit Swire Shilbaya Egypt Ltd.............    33.3%       6,197     5,360
  Patagonia Offshore Services S.A...........    50.0%       4,874         -
  Ultragas Smit Lloyd Ltda..................    49.0%       2,014         -
  Maritima Mexicana, S.A....................    40.0%       1,739     1,682
  Clean Pacific Alliance, L.L.C.............    50.0%       1,219       415
  Others.................................... 25.7%-50.0%    2,443     1,569
                                                          --------- ------------
                                                         $ 38,370  $ 21,316
                                                         ========== ============

       Pursuant to the SMIT Transaction, the Company acquired joint venture interests of SMIT in Smit Swire Shilbaya Egypt Ltd. ("SSS"), an Egyptian corporation, and Ultragas Smit Lloyd Ltda. ("Ultragas-Smit"), a Chilean corporation, and structured another joint venture, SEACOR-Smit (Aquitaine) Ltd. ("Aquitaine"), a Bahamian corporation. At December 31, 1997, SSS owned six vessels that were operating offshore Egypt; Ultragas-Smit owned four vessels that were operating offshore Chile; and Aquitaine owned seven vessels that were operating in the Far East, Latin America and offshore West Africa.

       During 1997, the Company and a subsidiary of Sociedad Naviera Ultragas Ltda., the Company's joint venture partner in Ultragas-Smit, formed Patagonia Offshore Services S.A. ("Patagonia"), a Panamanian corporation, to operate vessels in support of the Argentine and adjacent offshore markets. At December 31, 1997, Patagonia owned one vessel that was acquired from the Company. The Company realized a gain from the vessel sale that has been deferred to the extent of its ownership interest in Patagonia and is being amortized to income over the vessel's depreciable life. At December 31, 1997, the Company's advances to Patagonia totaled $3,400,000.

       During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), a Mexican corporation, structured a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") that is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International, Ltd. Since 1994, the Company has sold five vessels to the TMM Joint Venture. The Company realized gains from the vessel sales that have been deferred to the extent of the Company's ownership interest in the TMM Joint Venture and are being amortized to income over the vessels' depreciable lives. The Company has also entered into a sale-type lease for one of its vessels with the TMM Joint Venture that expires in 2002 and contains options to purchase the vessel at various dates during the lease term. At December 31, 1997, the TMM Joint Venture owed the Company $ 5,138,000 related primarily to advances for the purchase of vessels.

       In 1996, NRC expanded its spill response coverage to include the West Coast of the United States through Clean Pacific Alliance, L.L.C. ("CPA"), a joint venture between NRC and Crowley Marine Services Inc. CPA has established dedicated oil spill response capabilities including two response vessels, response depots, a contractually available Marine Response Network, and a client service center.

       The amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $8,119,000 at December 31, 1997 of which $3,994,000 represented earnings for which deferred taxes have not been provided.

       7. RESTRICTED CASH:

       In connection with certain vessel sales during 1997, the Company has directed the sale proceeds to be deposited into escrow accounts pursuant to certain exchange and escrow agreements. Under the terms of those agreements, for a period of six months, the funds held in escrow are restricted to be used toward the purchase of replacement vessels that have been identified. Should replacement vessels not be delivered prior to expiration of their applicable six month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use.

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

       9. INCOME TAXES:

       Income (loss) before income taxes, minority interest, equity in net earnings of 50% or less owned companies, and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows, in thousands of dollars:

                           1997              1996           1995
                          ----------     ----------     ----------
   United States......  $  141,979     $  53,952     $   18,318
   Foreign............      33,724        (1,984)        (2,676)
                          ----------     ----------     ----------
                        $  175,703     $  51,968     $  15,642
                          ==========     ==========     ==========

       The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31, in thousands of dollars:

                                  1997              1996              1995
                                  ---------     -------------     -------------
   Current:
                                $     295        $     316      $         111
      State...............
      Federal.............         33,303            12,648             4,622
                                    2,719             2,251               442
      Foreign.............
   Deferred:
                                   25,067             3,574               859
      Federal.............
      Foreign.............              -              (254)             (524)
                                   -------------     ----------   -------------
                                $  61,384         $   18,535      $     5,510
                                   =============    ============  =============

The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                        1997          1996           1995
                                    ------------  -------------  -------------
   Statutory Rate.................  35.0%         35.0%            34.0 %
   Foreign and State Taxes........   0.2%          0.7%              1.2%
   Other..........................  (0.3)%            -                -
                                    ------------  -------------  -------------
                                    34.9 %         35.7%           35.2%
                                    ============  =============  =============

The components of the net deferred income tax liability were as follows, for the years ended December 31, in thousands of dollars:

                                                     1997            1996
                                                 ------------    -------------
Deferred tax assets:
      Foreign Tax Credit Carryforwards....... $             - $          1,414
      Alternative Minimum Tax Credit
        Carryforwards........................              71              317
      Subpart F Loss.........................           2,064            2,696
      Nondeductible Accruals.................             614              278
      Other..................................              94              126
                                                 ------------    -------------
           Total deferred tax assets.........           2,843            4,831
                                                 ------------    -------------
Deferred tax liabilities:
      Property and equipment.................          60,214           37,451
      Investment in Subsidiaries.............           1,787            1,129
      Other..................................             278                -
                                                 ------------    -------------
           Total deferred tax liabilities....          62,279           38,580
                                                 ------------    -------------
                Net deferred tax liabilities. $        59,436 $         33,749
                                                 ============    =============

       The Company has not recognized a deferred tax liability of $2,472,000 for undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 1997, the undistributed earnings of these subsidiaries and joint venture corporations were $7,062,000.

       10. MINORITY INTEREST:
       In December 1991, the managing agent of the Company's vessels operating in the North Sea invested approximately $1,278,000 of cash in VEESEA Holdings, Inc. and its subsidiaries (collectively "VEESEA"). In return for this investment and for services rendered to VEESEA, the agent received 9% of the equity of VEESEA, and SEACOR, through another subsidiary, assigned to the agent a $679,000 participation in debt due to the SEACOR subsidiary from VEESEA. A fee is paid the minority stockholder for managing the Company's vessels in the North Sea. The U.S. dollar equivalent of fees paid in pounds sterling under this arrangement approximated $1,015,000 in the year ended December 31, 1997 and $960,000 in each of the years ended December 31, 1996 and 1995.

       In August 1997, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR, invested $8,850,000 in exchange for a 50% membership interest in Chiles Offshore LLC ("Chiles"), a joint venture and strategic alliance created to construct, own, and operate premium jackup drilling rigs. SEACOR Rigs subsequently made several interest bearing (at 10% per annum) bridge loans to Chiles and, on December 16, 1997, in connection with the sale by Chiles of $20,000,000 of membership interests to third parties, contributed the aggregate amount outstanding under such bridge loans of $13,990,000 and $12,160,000 in cash to Chiles as capital. Through the foregoing transactions, SEACOR Rigs invested an aggregate of $35,000,000 in Chiles and, as a result, owns an approximate 55.4% membership interest in Chiles. Prior to December 16, 1997, the Company did not own a controlling interest in Chiles and therefore accounted for the investment under the equity method. Beginning December 16, 1997, the financial position and results of operations of Chiles are included in the consolidated financial statements of the Company. Chiles has contracted for the construction of two premium jackup drilling rigs for aggregate expected costs of approximately $178,000,000. The equity raised by Chiles is intended to fund a portion of such construction costs and serve as working capital, and it is anticipated that the balance of such construction costs and other working capital needs will be funded through debt financing. Chiles has also obtained options from a U.S. shipyard to construct additional premium jackup drilling rigs. Any such additional rig construction projects are contingent upon the preparation, negotiation, and execution of definitive documentation with the shipyard and Chiles obtaining financing therefor. SEACOR does not presently intend to fund any additional portion of Chiles' rig construction costs.

       Also during 1997, the Company completed the structuring of a limited liability company (the "LLC"), pursuant to a Memorandum of Agreement dated September 25, 1996, with a wholly owned subsidiary of TMM. The TMM subsidiary contributed approximately $4,000,000 to the LLC which owns and operates a recently constructed anchor handling towing supply vessel for a 25% membership interest, and the Company owns all of the remaining membership interest in the LLC.

       11. LONG-TERM DEBT:

       Long-term debt balances, maturities, and interest rates are as follows for the years ended December 31, in thousands of dollars:

                                                                      1997              1996
                                                                   --------------    --------------

5 3/8% Convertible Subordinated Notes due 2006, interest payable
   semi-annually commencing 1997..................................... $ 186,750    $187,750
DnB Revolving Credit Facility, U.S. dollar equivalent of pounds sterling 5,000,000, interest payable based upon an interest option
 period at LIBOR plus 1.25%(7.625% at December 31, 1996).............         -       8,563
7.2% Senior Notes Due 2009, interest payable semiannually............    150,000          -
Capital Lease Obligations (see Note 12)..............................     22,296     24,139

Promissory Note due a vessel charterer, payable in equal monthly installments from from February 1998 through June 2002, bearing interest at 10%,  secured by mortgage on a vessel with book value
 of $1,735,000 at December 31, 1997                                        1,125          -
Promissory Note due a stockholder, payable in equal annual
    installments from January 1998 through January 2001,
    bearing interest at 7.5%........                                       1,000          -
                                                                         ----------  -----------
                                                                         361,171    220,452
Less  - Portion due within one year...................................    (1,925)    (1,793)
      - Debt discount, 7.2% Senior Notes Due 2009.....................      (532)         -
                                                                        ----------  -----------
                                                                       $ 358,714  $  218,659
                                                                        ==========  ===========

Annual maturities of long-term debt for the five years following December 31, 1997, are as follows, in thousands of dollars.

        Year      1998         1999          2000          2001           2002
---------------   -----------  ----------  -----------   ----------  -----------
Amount.....    $    1,925   $   2,061   $    2,190     $  18,091(1)  $     154
                  ===========  ==========  ===========   =========== ===========

(1) Six million seven hundred and fifty thousand dollars of the debt maturing in 2001 is payable in convertible subordinated notes in accordance with the terms of a lease between the Company and SMIT, see Note 12.

       On November 5, 1996, the Company completed the private placement of $172,500,000 aggregate principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "Convertible Notes"). The Convertible Notes and the SMIT Convertible Notes (collectively the "5 3/8% Notes") were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of SEACOR's common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of SEACOR's common stock per $1,000 principal amount of the 5 3/8%

       Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The Company incurred $4,311,000 in costs associated with the sale of the Convertible Notes including $3,881,000 of underwriters discount. The debt issue costs are reported in other assets and are being amortized to expense over ten years. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The 5 3/8% Notes will mature on November 15, 2006 and bear interest at a rate of 5 3/8% per annum from November 5, 1996, in the case of the Convertible Notes, and December 19, 1996, in the case of the SMIT Convertible Notes, or in each case, from the most recent interest payment date on which interest has been paid or provided for, payable on May 15 and November 15 of each year, commencing on May 15, 1997 to the holders thereof on May 1 and November 1, respectively, preceding such interest payment date.

       On December 19, 1996, pursuant to the SMIT Transaction, the Company issued $15,250,000 principal amount of its SMIT Convertible Notes. The SMIT Convertible Notes were issued under the 1996 Indenture discussed above. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6,750,000 principal amount of additional SMIT Convertible Notes.

       During October 1997, the Company purchased $1,000,000 of the then outstanding $187,500,000 principal amount of its Convertible Notes in the open market. The write-off of certain deferred financing costs associated with the Convertible Notes acquired and the difference between the amount paid to acquire the Convertible Notes and their carrying value resulted in the Company recognizing an extraordinary loss of $114,000 or $.01 per share.

       On June 30, 1997, the Company entered into an agreement for an unsecured reducing revolving credit facility (the "Credit Facility") with DnB as agent for itself and other lenders named therein. This facility replaced the prior revolving credit facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from 0.15 to 0.45 percent per annum on the average unfunded portion of the Credit Facility. The commitment fee rate varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined.

       An extraordinary loss of $325,000 or $0.02 per share was recognized in connection with the termination of the prior revolving credit facility with DnB that resulted from the write-off of unamortized debt issue costs.

       Under the terms of the Credit Facility, the Company may borrow up to $100,000,000 aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on June 29, 2002. The Maximum Committed Amount will automatically decrease semiannually by 6 1/4% beginning June 30, 1998, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 70 to 160 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined.

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

       On September 22, 1997, the Company completed the sale of $150,000,000 aggregate principal amount of its 7.2% Senior Notes Due 2009 (the "7.2% Notes") which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes is payable semiannually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On December 8, 1997, the Company completed an exchange offer through which it exchanged all of the 7.2% Notes for a series of 7.2% Senior Notes (the "7.2% Exchange Notes") which are identical in all material respects to the 7.2% Notes, except that the 7.2% Exchange Notes are registered under the Securities Act of 1933, as amended. The 7.2% Notes and the 7.2% Exchange Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. The Company incurred approximately $1,412,500 in costs associated with the sale of the 7.2% Notes including $1,012,500 of underwriters discount. The debt issue costs are reported in other assets of the condensed consolidated balance sheet and will be amortized to expense over the life of the 7.2% Notes.

       12. LEASES:

       From December 1993 through September 30, 1995, the Company was the lessor of ten offshore towing supply vessels under bareboat charter agreements with CNN. Pursuant to the CNN Acquisition, the Company and CNN agreed to terminate CNN's bareboat charter of these vessels. Operating revenue earned from the bareboat charter of these vessels totaled $3,795,000 in the year ended December 31, 1995.

       During 1995, the Company entered into a sale-type lease with the TMM Joint Venture for one anchor handling towing supply vessel. The lease expires in 2002 and contains options which permit the TMM Joint Venture to purchase the vessel at various dates during the term of the lease. The amortization of unearned income in the years ended December 31, 1997, 1996, and 1995, totaled $448,000, $485,000, and $387,000, respectively.
       The net investment in the sale-type lease at December 31, 1997 is comprised of minimum lease payment receivables, totaling $2,827,000, an estimated residual value of $781,000, and unearned income of $1,283,000. As of December 31, 1997, $263,000 and $2,062,000 of the net investment in the sale-type lease was reported in current and noncurrent other assets, respectively. Minimum rental receivables due from the sale-type lease are $667,000 in each of the fiscal years ended December 31, 1998 through 2001 and $159,000 due in 2002.

       In December 1996, pursuant to the SMIT Transaction, the Company leased two vessels under capital leases with gross costs of $21,239,000 that are being depreciated over an estimated useful life of 23 years. At December 31, 1997 and 1996, accumulated depreciation totaled $867,000 and $31,000, respectively. At December 31, 1997, $1,507,000 and $20,789,000 in
       obligations under these capital leases are reported as current and long-term debt, respectively. Minimum lease payments of $2,667,000 are due in 1998 and 1999, $2,675,000 in 2000, and $18,385,000 in 2001. The
       amount to be paid in 2001 will include cash and the issuance of $6,750,000 in 5 3/8% Notes. Minimum lease payments include interest of $4,098,000.

       During 1997, the Company completed transactions for the sale and leaseback of eight vessels, and the leases have been classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases." The leases contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from two to three years. Net book value of the eight vessels sold totaled $15,261,000, and gains realized from those sales, totaling $26,986,000, have been deferred and are being credited to income as reductions in rental expense over the lease terms. Rental expense in 1997 totaled $504,000. Future minimum lease payments are $9,691,000 in 1998, $8,466,000 in 1999, and $10,583,000 in 2000.

       13. COMMON STOCK:

       In December 1995, SEACOR sold in an underwritten public offering 1,612,500 shares of its common stock at $24.25 per share. The proceeds received from this sale, net of underwriting discount, totaled $36,942,000. SEACOR incurred $644,000 in expenses associated with this stock offering (other than underwriting discount) which was charged against additional paid-in capital arising from the sale. The public offering also included 1,550,000 shares of SEACOR's common stock sold by certain of SEACOR's stockholders.

       In July 1996, SEACOR sold in an underwritten public offering 909,235 shares of its common stock at $43.50 per share. The proceeds received from this sale, net of underwriting discount, totaled $37,679,000. SEACOR incurred $448,000 in expenses associated with this stock offering (other than underwriting discount) which was charged against additional paid-in capital arising from the sale. The public offering also included 842,355 shares of SEACOR's common stock sold by certain of SEACOR's stockholders.

       On February 24, 1997, SEACOR's Board of Directors authorized the repurchase, from time to time, of up to $50,000,000 of SEACOR's common stock or 5 3/8% Notes. During 1997, SEACOR repurchased 110,200 shares of its common stock at an aggregate cost of $4,743,000. Also during 1997, SEACOR issued 136,578 shares of its common stock for aggregate value of $7,956,000 pursuant to the Galaxie Transaction, the SMIT Transaction, and the acquisition of ERST/O'Brien's Inc. During February 1998, SEACOR's Board of Directors increased its authorization to repurchase up to an additional $40,000,000 of SEACOR's common stock or 5 3/8% Notes.

       14. BENEFIT PLANS:

       STOCK PLANS. On November 22, 1992, and April 18, 1996, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 1996 Share Incentive Plan (the "Share Incentive Plan"), respectively, (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of SEACOR's common stock, and the Share Incentive Plan additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards, and stock units to key officers and employees of the Company. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors (the "Compensation Committee"). Five hundred thousand shares of SEACOR's common stock have been reserved for issuance under each of the Stock Option Plan and the Share Incentive Plan.

       STOCK OPTIONS. In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in 1996 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or may continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 1997, 1996, and 1995.


                                         1997                        1996                        1995
                               -------------------------- --------------------------- ---------------------------
                               As Reported    Pro forma   As Reported    Pro forma    As Reported    Pro forma
                               ------------  ------------ ------------- ------------- ------------- -------------

Net Income...................$   119,154   $   119,051  $    34,153   $    33,844   $    11,325   $    11,110

Earnings per common share:
   Basic.....................$      8.61   $      8.60  $      2.97   $      2.95   $      1.50   $      1.47
   Diluted....................      7.47          7.47         2.74          2.71          1.37          1.35

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.

The following transactions have occurred in the Stock Option Plan during the periods ended December 31:

                                             1997                      1996                       1995
                                   ------------------------- -------------------------  ------------------------
                                    Number of    Wt'ed Avg.   Number of    Wt'ed Avg.   Number of    Wt'ed Avg.
                                     Options    Exer. Price    Options    Exer. Price    Options    Exer. Price
                                   -----------  ------------ -----------  ------------  ----------  ------------


Outstanding, at beginning of year    346,112  $      16.92     425,197  $      16.28      309,250 $      15.83
Granted..........................          -             -       7,300         30.75      117,747        17.55
Exercised........................    (21,000)        15.05     (85,039)        14.90            -            -
Canceled.........................          -             -      (1,346)        18.75       (1,800)       21.00
                                   -----------               -----------                ----------
Outstanding, at end of year......    325,112         17.04     346,112         16.92      425,197        16.28

Options exercisable at year end..    317,812         16.72     222,411         16.14      264,950        14.93

Options available for future
grant............................     68,849                    68,849                     74,803

Weighted average fair value of
   Options granted...............$         -                $    18.86                $     11.54

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 25.38% and 25.99% in the years 1996 and 1995, respectively, (c) risk-free interest rates of 6.21% and 5.38% in the years 1996 and 1995, respectively, and (d) expected lives of five years.

       The following table summarizes information about the options outstanding at December 31, 1997 grouped into three exercise price ranges:

                              Exercise Price Range
                       ----------------------------------------------------

                                             $9.64 - $14.75   $18.75 - $21.25       $30.75
                                            ----------------- ---------------- -----------------

Options outstanding at December 31, 1997.....     170,066      147,746          7,300
Weighted-average exercise price............. $      14.28  $     19.54      $   30.75
Weighted-average remaining contractual life..   5.2 years    6.8 years      8.1 years
Options exercisable at December 31, 1997.....     170,066      147,746              -
Weighted average  exercise price of          $      14.28  $     19.54 $            -
exercisable options.........................

       On March 14, 1995, the Compensation Committee granted two officers of SEACOR and three key employees of NRC options to purchase a total of 102,192 shares of SEACOR's common stock at an exercise price of $18.75 per share. Furthermore, as part of the NRC Merger, the Company assumed the obligations of the NRC Holdings 1994 Non-Qualified Stock Option Plan. As a result, the Company converted existing options for shares of NRC Holdings into options for 15,555 shares of SEACOR's common stock at an exercise price of $9.64 per share. During February 1996 and January 1998, the Compensation Committee granted certain officers and employees options to purchase a total of 7,300 and 18,150 shares, respectively. Under the Plans, the exercise price per share of options granted under the Plans cannot be less than 75% or greater than 100% of the "Fair Market Value," as defined in the Plans. Options granted under the Plans expire no later than the tenth anniversary of the date of grant.

       EMPLOYEE RESTRICTED STOCK AWARDS. In 1997, 1996, and 1995, in recognition of a commitment to the continued growth and financial success of the Company, the Compensation Committee granted certain officers and key employees 18,510, 14,250, and 11,500 restricted shares, respectively, of SEACOR's common stock pursuant to the Share Incentive Plan. The market value of the restricted shares in 1997, 1996, and 1995, amounting to $1,146,000, $575,000 and $216,000, respectively, was recorded as unamortized restricted stock in a separate component of stockholders' equity and is being amortized to expense over three year vesting periods. On January 23, 1998, an additional 22,290 restricted shares with a market value of $1,188,000 were granted by the Compensation Committee to certain officers and key employees and 11,468 of these shares vest in one year and 10,822 of these shares vest over a three year period.

       SEACOR SAVINGS PLAN. SEACOR, through a wholly owned subsidiary, introduced a defined contribution plan (the "SEACOR Plan"), effective July 1, 1994. Furthermore, in connection with the NRC Merger and McCall Acquisition, the Company assumed the obligations of certain deferred benefit plans that were implemented by those companies in 1993 and 1995, respectively. Effective January 1, 1998, the Company merged the defined contribution plans previously assumed in the NRC Merger and the McCall Acquisition into the SEACOR Plan. Requirements for eligibility in the SEACOR Plan include, (i) one year of full time employment, (ii) attainment of 21 years of age, and (iii) residency in the United States. Participants may contribute up to 15% of their pre-tax annual compensation, and contributions are funded monthly. Participants are fully vested in the Company's contribution upon (i) attaining the age of 65, (ii) death, (iii) becoming disabled, or (iv) completing five years of employment service. Contribution forfeitures for non-vested terminated employees are used to reduce future contributions of the Company or pay administrative expenses. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in the SEACOR Plan and is subject to annual review by the Board of Directors.

       The Company's contributions to the plans were $614,000, $599,000, and $215,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

       15. RELATED PARTY TRANSACTIONS:

       Miller Environmental Group ("MEG"), an environmental contractor based in Calverton, New York, maintains and stores spill response equipment owned by NRC and provides labor, equipment and materials to assist in spill response activities, and provides other services to NRC. In fiscal 1997, 1996, and 1995, NRC paid approximately $446,000, $2,379,000 and
       $1,750,000, respectively, to MEG for these services. The father of a SEACOR corporate officer is Vice President, Secretary and Treasurer of MEG.

       NRC also contracts with James Miller Marine Services ("JMMS"), an environmental contractor based in Staten Island, New York, for services similar to those provided by MEG. In fiscal 1997, 1996, and 1995, NRC paid approximately $612,000, $591,000 and $600,000, respectively, to JMMS for these services. The brother of a SEACOR corporate officer is Vice President of JMMS.

       16. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

                                                                                1997         1996         1995
                                                                             ----------   ----------   ----------
                                                                                        (in thousands)

Cash income taxes paid...................................................$       29,160  $    12,043  $     4,942
Cash interest paid.......................................................        12,022        4,037        6,132
Schedule of Non-Cash Investing and Financing Activities:
   Property exchanged for investment in and notes
      receivable from 50% or less owned company..........................         2,240            -            -
Common stock issued in exchange for stock options in NRC.................             -            -        7,500
Conversion of 6% Notes to SEACOR's common stock..........................             -       53,785            -
Conversion of 2.5% Notes, net of discount, to SEACOR's common stock......             -        3,941            -
Acquisition of ERST/O'Brien's Inc. with SEACOR's common stock............         3,614
Purchase of vessels with            - SEACOR's common stock..............         4,342       33,642       11,300
                                    - 5 3/8% Notes.......................             -       15,250            -
                                    - capital lease obligations..........             -       23,771            -

       17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

       Selected financial information for interim periods are presented below. Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year. During the fourth quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," and all prior period earnings per share data have been restated to conform with the provisions of that Statement.

                                                                          Quarter Ended
                                                 ----------------------------------------------------------------
                                                   Dec. 31,        Sept. 30,         June 30,         March 31,

                                                 ------------     ------------     -------------     ------------


                                                              (in thousands, except per share data)
1997:

Revenue..................................... $       94,262   $       88,259   $       85,248    $       79,179
Gross profit................................         40,371           34,719           33,359            34,468
Income before extraordinary item............         24,954           27,453           38,424            28,762
Basic earnings per common share -
   Income before extraordinary item.........           1.80             1.99             2.78              2.07
   Extraordinary item.......................          (0.01)               -            (0.02)                -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         1.79   $         1.99   $         2.76    $         2.07
                                                 ============     ============     =============     ============
Diluted earnings common per share -
   Income before extraordinary item.........           1.58             1.74             2.38              1.80
   Extraordinary item.......................              -                -            (0.02)                -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         1.58   $         1.74   $         2.36    $         1.80
                                                 ============     ============     =============     ============
1996:
Revenue..................................... $       64,151   $       57,545   $       52,653    $       50,095
Gross profit................................         21,610           20,176           17,345            15,678
Income before extraordinary items...........         11,466           10,255            6,916             6,323
Basic earnings per common share -
   Income before extraordinary item.........           0.87             0.79             0.70              0.64
   Extraordinary item.......................              -            (0.06)               -                 -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         0.87   $         0.73   $         0.70    $         0.64
                                                 ============     ============     =============     ============
Diluted earnings per common share -
   Income before extraordinary item.........           0.82             0.77             0.61              0.56
   Extraordinary item.......................              -            (0.06)               -                 -
                                                 ------------     ------------     -------------     ------------
   Net Income............................... $         0.82   $         0.71   $         0.61    $         0.56
                                                 ============     ============     =============     ============



       18. MAJOR CUSTOMERS AND SEGMENT DATA:

       One customer accounted for approximately 12% of revenues in each of the years ended December 31, 1997 and 1996, and two customers accounted for approximately 16% and 10%, respectively, of revenues in the year ended December 31, 1995.

       Operations are conducted through two business segments, offshore vessel and environmental services. The Company's offshore service vessel segment operates in different geographical areas; whereas, the environmental segment's primary operations are in the United States. Information by business segment and geographical area is as follows for the years ended December 31, in thousands of dollars:

                                                                  1997              1996              1995
                                                              -------------     -------------     -------------


 OPERATING REVENUE:
     MARINE
        United States                                     $       195,266   $       134,106   $        72,964
        West Africa                                                44,194            37,312            14,637
        North Sea                                                  53,415            14,173            13,523
        Other Foreign                                              32,134             7,966             3,770
                                                              -------------     -------------     -------------
                                                                  325,009           193,557           104,894
    ENVIRONMENTAL                                                  21,939            30,887            21,765
                                                              -------------     -------------     -------------
                                                          $       346,948   $       224,444   $       126,659
                                                              =============     =============     =============
OPERATING PROFIT:
    MARINE-(A)
        United States                                     $       125,650   $        43,640   $        17,529
        West Africa                                                18,054             8,317             3,840
        North Sea                                                  16,047            (2,545)           (2,952)
        Other Foreign                                              17,384             3,616             1,630
                                                              -------------     -------------     -------------
                                                                  177,135            53,028            20,047
    ENVIRONMENTAL                                                   3,285             5,009             1,626
                                                              -------------     -------------     -------------
                                                                  180,420            58,037            21,673
Other income (expense)(a)                                             (27)             (548)              190
General corporate administration                                   (3,278)           (3,366)           (2,123)
Net interest expense                                               (1,412)           (2,155)           (4,098)
Minority interest in (income) loss of subsidiaries                   (301)              244               321
Equity in earnings of 50% or less owned companies                   5,575             1,283               872
Income tax expense                                                (61,384)          (18,535)           (5,510)
                                                              -------------     -------------     -------------
Income before extraordinary item                          $       119,593   $        34,960   $        11,325
                                                              =============     =============     =============
IDENTIFIABLE ASSETS:
    MARINE-
        United States                                     $       666,656   $       333,748   $       208,424
        West Africa                                               104,168            91,353            68,720
        North Sea                                                 115,792           113,538            24,105
        Other Foreign                                              61,378            52,443             9,850
                                                              -------------     -------------     -------------
                                                                  947,994           591,082           311,099
    ENVIRONMENTAL                                                  33,436            23,489            32,652
    CORPORATE(b)                                                   38,371            21,884             7,132
                                                              -------------     -------------     -------------
                                                          $     1,019,801   $       636,455   $       350,883
                                                              =============     =============     =============
PROVISION FOR DEPRECIATION AND AMORTIZATION:
    MARINE-
        United States                                     $        14,498   $        12,340   $         8,623
        West Africa                                                 5,775             4,393             2,931
        North Sea                                                   7,880             3,258             3,621
        Other Foreign                                               4,767             1,451               664
                                                              -------------     -------------     -------------
                                                                   32,920            21,442            15,839
    ENVIRONMENTAL                                                   3,563             3,379             2,875
    CORPORATE                                                          55               146               128
                                                              -------------     -------------     -------------
                                                          $        36,538   $        24,967   $        18,842
                                                              =============     =============     =============
CAPITAL EXPENDITURES:
    MARINE-
        United States                                     $       144,535   $        24,400   $        75,782
        West Africa                                                 6,388             9,066            21,722
        North Sea                                                   6,022             4,104                45
        Other Foreign                                              13,460           119,529                38
                                                              -------------     -------------     -------------
                                                                  170,405           157,099            97,587
    ENVIRONMENTAL                                                     838               707               688
    CORPORATE                                                          46                50                75
                                                              -------------     -------------    --------------
                                                          $       171,289   $       157,856   $        98,350
                                                              =============     =============     =============


(a) Other income (expense) excludes gain/(loss) from equipment sales or retirements of property and certain other expenses that were reclassified to operating profit in geographical areas of the Marine segment. Other expense in 1996 includes $542,000 of McCall Acquisition costs.
(b) The Company's corporate assets include investments in 50% or less owned companies.

       19. COMMITMENT AND CONTINGENCY:

       As of March 1, 1998, the Company has commitments to build 21 marine offshore service vessels at an approximate aggregate cost of $238,000,000 of which $71,000,000 has been funded, and its majority owned subsidiary, Chiles, has commitments to build 2 premium jackup drilling rigs for $178,000,000 of which $36,500,000 has been funded. These construction projects are expected to be completed over the next two years. Pursuant to Memoranda of Agreement between the Company and TMM, two joint venture corporations will be structured to each own an offshore marine service vessel currently being constructed by the Company. TMM is expected to make an approximate $6,000,000 aggregate capital contribution for a 12.5% equity interest in each joint venture and the Company will own all remaining equity interests in these joint venture corporations.

       During the fourth quarter of 1997 and first quarter of 1998, the Company entered into Memoranda of Agreement for the sale and leaseback in 1998 of 10 vessels at an aggregate sale price of $73,650,000.

       20. SUBSEQUENT EVENTS:

       On March 3, 1998, the Company repurchased from SMIT International Overseas B.V. ("SMIT Overseas"), a subsidiary of SMIT, 712,000 shares of SEACOR's common stock for $37,024,000. This stock was issued to SMIT Overseas as part of the purchase consideration paid for the Company's acquisition of SMIT's offshore supply vessel fleet in December 1996. The Company also satisfied its obligation to pay up to an additional $47,200,000 of purchase consideration that would otherwise be payable to SMIT in 1999 through the payment to SMIT of $20,880,000 in cash and, through the commitment to issue in January 1999, $23,200,000 principal amount of five-year unsecured promissory notes that will bear interest at 90 basis points above the comparable rate for five year U.S. Treasury Notes. As part of this transaction, the Company and SMIT also have agreed to extend the three year term of the salvage and maritime contracting and non-compete agreements first established in December 1996 through December 2001.
                                       50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



       To SEACOR SMIT Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SEACOR SMIT Inc. and its subsidiaries and have issued our report thereon dated February 11, 1998 (except with respect to the matters discussed in Notes 19 and 20, as to which the date is March 3, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            Arthur Andersen LLP

       New Orleans, Louisiana
       February 11, 1998

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)





                                             Balance        Charged to         (a)                          Balance
                                            Beginning        Cost and          NRC            (b)             End
  Description                                of Year         Expenses        Merger        Deductions       of Year
---------------------------------------     -----------     -----------    ------------    -----------     -----------

Year Ended December 31, 1997
   Allowance for doubtful accounts
   (deducted from accounts             $         475   $       1,155   $          -    $          4    $      1,626
   receivable)..........................
                                           ===========     ===========    ============    ============    ===========

Year Ended December 31, 1996
   Allowance for doubtful accounts
   (deducted from accounts             $         380   $         238   $          -    $        143    $        475
   receivable)..........................
                                           ===========     ===========    ============    ============    ===========

Year Ended December 31, 1995
   Allowance for doubtful accounts
   (deducted from accounts             $         108   $         100   $        469    $        297    $        380
   receivable)..........................
                                           ===========     ===========    ============    ============    ===========



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

 3.1*             Restated Certificate of Incorporation of SEACOR SMIT Inc.
                  (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2* Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

 3.3*             Amended and Restated By-laws of SEACOR Holdings, Inc.
                  (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-12637) of SEACOR Holdings, Inc. filed with the Commission on September 25, 1996).

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

4.2* Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein form of Exchange Note 7.20% Senior Notes Due 2009)(incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.3* Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings, Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K dated March 14, 1995, as amended).

4.4* Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

4.5* Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings, Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit
                  4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).

4.6* Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings, Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

4.7* Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings, Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.8* Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings, Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17,
                  1995).

4.9* Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings, Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17,
                  1995).

4.10* Registration Agreement, dated as of September 22, 1997, between the Company and the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.11* Restated Stockholders' Agreement dated December 16, 1992 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

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

10.12*,**         SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan
                  (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.13*,**         SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).

10.14*,**         Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR Holdings, Inc. and Charles Fabrikant
                  (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.15*,**         Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended
                  December 31, 1992).

10.16*,**         Stock Option Grant Agreement, dated as of January 5, 1993, between SEACOR Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended
                  December 31, 1992).

10.17*,**         Benefit Agreement, dated May 1, 1989, between NICOR Marine
                  Inc. and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.)
                  (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.18*,**         Employment Agreement, dated December 24, 1992, between SEACOR
                  Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December
                  31, 1992).

10.19* Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.20* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.21* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.22* Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.23* Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.24* Malaysian Side Letter, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.25* Salvage and Maritime Contracting Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.26* License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.27 Amended and Restated Operating Agreement of Chiles Offshore LLC, dated as of December 16, 1997, between SEACOR Offshore Rigs Inc., COI, LLC and the other Members identified therein.

10.28* Letter Agreement, dated February 26, 1998, between SEACOR SMIT Inc. and certain of its subsidiaries and SMIT International N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission of March 11, 1998).

10.29* Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc, individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.28*,**         Restricted Stock Grant Agreement, dated as of March 14, 1995, between SEACOR Holdings, Inc. and Charles Fabrikant
                  (incorporated herein by reference to Exhibit 10.0 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995)

10.29*,**         Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Charles Fabrikant
                  (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.30*,**         Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended March 31,
                  1996).

10.31*,**         Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended March 31,
                  1996).

10.32*,**         Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Mark Miller (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended March 31,
                  1996).

10.33*,**         Restricted Stock Grant Agreement, dated as of May 7, 1996, between SEACOR Holdings, Inc. and Timothy McKeand
                  (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

10.34*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Charles Fabrikant.
                  (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.35*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Randall Blank.
                  (incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.36*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Milton Rose.
                  (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.37*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Mark Miller.
                  (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.38*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Timothy McKeand.
                  (incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.39** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Charles Fabrikant.

10.40** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Charles Fabrikant.

10.41** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Randall Blank.

10.42** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Randall Blank.

10.43** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Milton Rose.

10.44** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Milton Rose.

10.45** Restricted Stock Grant Agreement, dated February 5, 1998, between SEACOR SMIT Inc. and Andrew Strachan.
                                       58

10.46* Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

10.47* Agreement, dated October 27, 1995, by and among SEACOR Holdings, Inc., NRC Holdings, Inc., Coastal Refining and Marketing, Inc., and Phibro Energy USA, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.48*,**         Employment Agreement, dated March 14, 1995, by and between
                  National Response Corporation and Mark Miller (incorporated herein by reference to Exhibit 10.3 of the Company's
                  Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.49*, **        Employment Agreement, dated March 14, 1995, by and between
                  National Response Corporation and James Miller (incorporated herein by reference to Exhibit 10.4 of the Company's
                  Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.50*,**         Stock Option Grant Agreement dated as of February 8, 1994
                  between SEACOR Holdings, Inc. and Charles Fabrikant
                  (incorporated herein by reference to Exhibit 10.100 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1995).

10.51*,**         Stock Option Grant Agreement dated as of February 8, 1994
                  between SEACOR Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.101 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended
                  December 31, 1995).

10.52*,**         Stock Option Grant Agreement dated as of March 14, 1995
                  between SEACOR Holdings, Inc. and Charles Fabrikant
                  (incorporated herein by reference to Exhibit 10.102 of the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1995).

10.53*,**         Stock Option Grant Agreement dated as of March 14, 1995
                  between SEACOR Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.103 of the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended
                  December 31, 1995).

21.1              List of Registrant's Subsidiaries.

23.1              Consent of Arthur Andersen LLP.

27.1              Financial Data Schedule.


--------------

       *   Incorporated herein by reference as indicated.
       ** Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 (c) of the rules governing the preparation of this report.