Form 10-Q
period 1998-03-31
SEACOR SMIT INC
filed 1998-05-15
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998 or
                                               --------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from         to


                      Commission file number    1-12289


                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                              13-3542736
            --------                                              ----------
(State or Other Jurisdiction or                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

11200 Westheimer, Suite 850, Houston Texas                        77042
--------------------------------------------          --------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (713) 782-5990
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [ ]


         The total number of shares of Common Stock, par value $.01 per share, outstanding as of May 11, 1998 was 13,207,693. The Registrant has no other class of Common Stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                               Page No.
Part I.  Financial Information

     Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997............................................................1

                  Condensed Consolidated Statements of Operations
                  For the Three Months Ended March 31, 1998 and 1997..............................................2

                  Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1998 and 1997..............................................3

                  Notes to Condensed Consolidated Financial Statements............................................4

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................................7

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risks.............................................................................15

Part II. Other Information

     Item 6.      Exhibits and Reports on Form 8-K...............................................................16


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                    March 31,            December 31,
                                                                                     1998                     1997
                                                                               ------------------      ------------------
                                 ASSETS
 Current Assets:
    Cash and cash equivalents..........................................     $         145,311       $         175,381
    Held-to-maturity securities........................................                     -                  33,020
    Trade and other receivables, net of allowance for
       doubtful accounts of $1,451 and $1,626, respectively............                96,531                  84,087
    Inventories........................................................                 1,423                   2,149
    Prepaid expenses and other.........................................                 1,966                   1,422
                                                                               ------------------      ------------------
          Total current assets.........................................               245,231                 296,059
                                                                               ------------------      ------------------
 Investments, at Equity, and Receivables from 50%
    or Less Owned Companies............................................                45,874                  38,370
 Available-for-Sale Securities.........................................               155,324                 127,420

 Property and Equipment................................................               628,566                 592,883
    Less--Accumulated depreciation......................................              (113,164)              (109,949)
                                                                               ------------------      ------------------
          Net property and equipment...................................               515,402                 482,934
                                                                               ------------------      ------------------

 Restricted Cash.......................................................                60,832                 46,983
 Other Assets..........................................................                27,401                 28,035
                                                                               ------------------      ------------------
                                                                            $       1,050,064       $      1,019,801
                                                                               ==================      ==================
                  LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:

    Accounts payable and current portion of long-term debt.............     $          33,168       $         36,229
    Other current liabilities..........................................                24,573                 23,292

                                                                               ------------------      ------------------
          Total current liabilities....................................                57,741                 59,521
                                                                               ------------------      ------------------

 Long-Term Debt........................................................               380,551                358,714
 Deferred Income Taxes.................................................                66,889                 59,681
 Deferred Gain and Other Liabilities...................................                39,617                 34,168
 Minority Interest in Subsidiaries.....................................                34,583                 33,703
 Stockholders' Equity:
    Common stock, $.01 par value, 14,110,611 and 14,064,221
       shares issued at March 31, 1998 and December 31, 1997...........                   141                    140
    Additional paid-in capital.........................................               270,683                268,728
    Retained earnings..................................................               245,429                211,159
    Less 904,468 and 166,968 shares held in treasury at
       March 31, 1998 and December 31, 1997, at cost...................               (43,742)                (5,365)
    Less unamortized restricted stock..................................                (1,884)                  (986)
    Accumulated other comprehensive income.............................                    56                    338
                                                                               ------------------      ------------------
          Total stockholders' equity...................................               470,683                474,014
                                                                               ------------------      ------------------
                                                                            $       1,050,064       $      1,019,801
                                                                               ==================      ==================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                                    1998                   1997
                                                                               ----------------       ----------------
 Operating Revenue:
    Marine...........................................................       $          91,159      $          74,955
    Environmental -
     Oil spill and emergency response................................                   1,452                    477
     Retainer fees and other services................................                   4,602                  3,747
                                                                               ----------------       ----------------
                                                                                       97,213                 79,179
                                                                               ----------------       ----------------

 Costs and Expenses:
    Cost of oil spill and emergency response.........................                   1,168                    495
    Operating expenses -
     Marine..........................................................                  43,369                 34,127
     Environmental...................................................                   1,339                  1,222
    Administrative and general.......................................                   8,507                  6,483
    Depreciation and amortization....................................                   9,516                  8,867
                                                                               ----------------       ----------------
                                                                                       63,899                 51,194
                                                                               ----------------       ----------------
 Operating Income....................................................                  33,314                 27,985
                                                                               ----------------       ----------------

 Other (Expense) Income:
    Interest on debt.................................................                  (4,483)                (2,792)
    Interest income..................................................                   5,688                  2,064
    Gain from equipment sales, net...................................                  12,719                 15,887
    Other............................................................                     (54)                   (43)
                                                                               ----------------       ----------------
                                                                                       13,870                 15,116
                                                                               ----------------       ----------------
 Income Before Income Taxes, Minority Interest, and Equity in
    Net Earnings of 50% or Less Owned Companies......................                  47,184                 43,101

 Income Tax Expense..................................................                  16,632                 14,882
                                                                               ----------------       ----------------

 Income Before Minority Interest and Equity in Net Earnings of
 ......50% or Less Owned Companies...................................                  30,552                 28,219
 Minority Interest in (Income) Loss of Subsidiaries..................                    (471)                    32
 Equity in Net Earnings of 50% or Less Owned Companies...............                   4,189                    511
                                                                               ----------------       ----------------
 Net Income..........................................................       $          34,270      $          28,762
                                                                               ================       ================

 Basic Earnings Per Common Share.....................................       $           2.51       $           2.07
                                                                               ================       ================

 Diluted Earnings Per Common Share...................................       $           2.16       $           1.80
                                                                               ================       ================

 Weighted Average Common Shares:
    Basic............................................................              13,640,818             13,894,363
    Diluted..........................................................              16,651,481             16,906,023

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    1998                   1997
                                                                              -----------------      ------------------
  Net Cash Provided by Operating Activities............................     $         21,266       $         20,337
                                                                              -----------------      ------------------

  Cash Flows from Investing Activities:
     Purchase of property and equipment................................              (40,525)               (35,926)
     Proceeds from sale of marine vessels and equipment................               40,011                 22,785
     Purchase of securities............................................              (48,322)                    -
     Proceeds from maturities and sales of securities..................               53,032                   311
     Investments in and advances to 50% or less
      owned companies..................................................               (3,317)                  (13)
     Principal payments on notes due from 50% or

      less owned companies.............................................                  545                   196
     Principal payments received under a sale-type lease...............                   61                    51
     Restricted cash...................................................              (13,849)                    -

                                                                              -----------------      ------------------
         Net cash used in investing activities.........................              (12,364)              (12,596)
                                                                              -----------------      ------------------

  Cash Flows from Financing Activities:
     Payments of long-term debt........................................                   -                 (1,351)
     Payments on capital lease obligations.............................                 (369)                    -
     Payments on stockholders' loans...................................                 (223)                    -
     Proceeds from exercise of stock options...........................                  367                     -
     Other.............................................................                    5                     -
     Common stock acquired for treasury................................              (38,377)                 (143)
                                                                              -----------------      ------------------
         Net cash used in financing activities.........................              (38,597)               (1,494)
                                                                              -----------------      ------------------

  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents......................................                 (375)                  284
                                                                              -----------------      ------------------

  Net Increase (Decrease) in Cash and Cash Equivalents.................              (30,070)                6,531
  Cash and Cash Equivalents, Beginning of Period.......................              175,381               149,053
                                                                              -----------------      ------------------
  Cash and Cash Equivalents, End of Period.............................     $        145,311       $       155,584
                                                                              =================      ==================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION --

         The condensed consolidated financial information for the three month periods ended March 31, 1998, and 1997, has been prepared by the Company (defined below) and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

2.       EARNINGS PER SHARE --

         Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the removal of certain stock restrictions and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods.

                                                                                       Per
                                                           Income        Shares       Share
                                                        ------------ ---------------  -------
FOR THE THREE MONTHS ENDED MARCH 31, 1998-
  BASIC EARNINGS PER SHARE:
    Net Income......................................   $  34,270,000   13,640,818    $  2.51
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      181,119
    Convertible Securities..........................       1,689,000    2,829,544
                                                        ------------ ---------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions.....................    $  35,959,000   16,651,481    $  2.16
                                                        ============ ===============  =======
FOR THE THREE MONTHS ENDED MARCH 31, 1997-
  BASIC EARNINGS PER SHARE:
    Net Income......................................   $  28,762,000   13,894,363    $  2.07
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      166,965
    Convertible Securities..........................       1,693,000    2,844,695
                                                        ------------ ---------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $  30,455,000   16,906,023    $  1.80
                                                        ============ ===============  =======

3.       ACCOUNTING FOR START-UP COSTS --

         During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. During the first quarter of 1998, the Company chose to adopt the SOP as encouraged by the AICPA, and the effect of such early adoption did not have a material effect on the Company's statement of financial position or results of operations.

4.       REPORTING OF COMPREHENSIVE INCOME --

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the reclassification of financial statements for earlier periods presented for comparative purposes is required. For the three month periods ended March 31, 1998 and 1997, total comprehensive income was $33,984,000 and $27,009,000, respectively. Other comprehensive losses in 1998 and 1997 primarily included losses from net currency translation adjustments. Unrealized holding losses on securities were also included in 1998 comprehensive losses.

5.       VESSEL DISPOSITIONS --

         During the first quarter of 1998, the Company completed the sale of twelve vessels that included five utility, three anchor handling towing supply (two of which have been bareboat chartered-in), three crew, and one towing supply. The sale of these vessels and other equipment resulted in the recognition of a net pre-tax gain of $12,719,000.

6.       COMMITMENT AND CONTINGENCY --

         As of May 1, 1998, the Company is committed to the construction of 25 offshore marine vessels for an approximate aggregate cost $253,000,000 of which $74,000,000 has been funded, and its majority owned subsidiary, Chiles Offshore LLC ("Chiles"), has commitments to build 2 premium jackup offshore drilling rigs (the "Rigs") for an approximate aggregate cost of $178,000,000 of which $55,000,000 has been funded. These construction projects are expected to be completed over the next two years. Pursuant to Memoranda of Agreement between the Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), two joint venture corporations will be structured to each own an offshore marine service vessel currently being constructed by the Company. TMM is expected to make an approximate $6,000,000 aggregate capital contribution for a 12.5% equity interest in each joint venture and the Company will own all remaining equity interests in these joint venture corporations.

         The Company has commitments for the sale and leaseback of three of its vessels for aggregate consideration of $23,875,000. These transactions are expected to be completed at various dates during the second and third quarters of 1998.

7.       SUBSEQUENT EVENTS --

         CHILES FINANCING

         On April 29, 1998, a majority owned subsidiary of the Company, Chiles, completed the sale of $110,000,000 aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") which will mature May 1, 2008. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the Chiles 10.0% Notes is payable semiannually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles prior to May 1, 2003, except that until May 1, 2001, Chiles may redeem, at its option, in the aggregate up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71,500,000 aggregate principal amount of the Chiles10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes will be placed in escrow and used to (a) partially fund the construction of Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital.

         Also on April 29, 1998, Chiles executed a commitment letter that provides for a $25,000,000 revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Borrowings under the Chiles Bank Facility may be repaid and reborrowed during the term thereof and will bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility, availability under the Chiles Bank Facility will commence upon first delivery of one of the two Rigs being constructed by Chiles. Until the commencement of availability, Chiles will be required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Chiles Bank Facility, thereafter increased to 0.50% per annum.

         The Chiles Bank Facility will be guaranteed by wholly owned subsidiaries of Chiles that own the Rigs (the "Rig Owners") and such guarantees will be secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default) and assignments of insurance proceeds.

         The Chiles Bank Facility is expected to contain customary affirmative covenants, representations, and warranties and will be cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the Noteholders or the Company may cure such event of default or prepay all of the indebtedness outstanding under the Chiles Bank Facility. In addition, the Chiles Bank Facility will require that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Chiles Bank Facility.

         VESSEL DISPOSITIONS

         Following March 31, 1998, the Company sold eight vessels for aggregate consideration of $49,415,000. Six of these vessels were bareboat chartered-in by the Company.

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

OFFSHORE MARINE SERVICES

         The Company provides marine transportation and related services largely dedicated to supporting offshore oil and gas exploration and production through the operation, domestically and internationally, of offshore support vessels. The Company's vessels deliver cargo and personnel to offshore installations, tow and handle the anchors of drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support. The Company's vessels also are used for special projects, such as well stimulation, freight hauling, line handling, seismic data gathering, salvage, and oil spill emergencies.

         Operating revenues are affected primarily by the number of vessels owned, average rates per day worked and utilization of the Company's fleet, and the number of vessels bareboat and time chartered-in.

         Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Since 1994, certain acquisition transactions and investments in joint ventures have added over 230 vessels to the Company's fleet. During this same time period, over 75 vessels were sold of which 10 have been bareboat chartered-in. The Company is also presently committed to the construction of 25 vessels over the next two years.

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

                                                             THREE MONTHS
                                                           ENDED MARCH 31,
                                                   ---------------------------------
                                                        1998             1997
                                                   ---------------  ----------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply...................            7,007            5,846
   Anchor Handling Towing Supply..............           12,054            8,866
   Crew.......................................            2,695            2,065
   Standby Safety ............................            6,445            5,335
   Utility and Line Handling..................            1,838            1,298
   Geophysical, Freight and Other.............            4,372            4,724
      Overall Fleet...........................            4,221            3,297

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...................             91.1             96.0
   Anchor Handling Towing Supply..............             85.4             86.1
   Crew.......................................             97.0             98.0
   Standby Safety.............................             98.4             86.0
   Utility and Line Handling..................             95.2             97.3
   Geophysical, Freight and Other.............            100.0             93.1
      Overall Fleet...........................             94.2             95.8


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

         From time-to-time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense. During 1997 and the first quarter of 1998, the Company sold and bareboat chartered-back ten vessels. An additional nine vessels are contracted to be sold and bareboat chartered-back during the second and third quarters of 1998.

         The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At March 31, 1998, the Company had six vessels bareboat chartered-out.

         The table below sets forth the Company's marine fleet structure at the dates indicated:

              FLEET STRUCTURE                             AT MARCH 31,
                                                --------------------------------
                                                     1998             1997
                                                ---------------  ---------------
Owned......................................           238              264
Bareboat and Time Chartered-In.............            15                5
Managed....................................             2                -
Joint Venture Vessels (1)..................            34               31
Pool Vessels (2)...........................            12               12
                                                ===============  ===============
    Overall Fleet..........................           301              312
                                                ===============  ===============

---------------
(1) 1998 and 1997 include 15 and 10 vessels, respectively, owned or chartered-in by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture"). 1998 and 1997 also include 19 and 21 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures").

(2) 1998 and 1997 include five vessels owned by Toisa Ltd. which participate in a pool with ten Company owned North Sea standby safety vessels. Additionally, 1998 and 1997 includes seven standby safety vessels in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

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

         A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 37% and 40% for the three month periods ended March 31, 1998 and 1997, respectively.

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

         Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels which typically have higher drydocking costs, comparative results may be affected. For the three month period ended March 31, 1998, the Company completed the drydocking of 23 vessels at an aggregate cost of $2.7 million. For the three month period ended March 31, 1997, the Company completed the drydocking of 26 vessels at an aggregate cost of $1.4 million.

         Operating results are also affected by the Company's participation in
(i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation, which owns a 9% equity interest in the Company's subsidiary (the "Veesea Joint Venture") that operates 10 standby safety vessels in the North Sea, (ii) the SEAVEC and Saint Fleet Pools, which coordinate the marketing of 22 standby safety vessels in the North Sea, of which 10 are owned by the Veesea Joint Venture, (iii) the TMM Joint Venture which operates 15 vessels offshore Mexico, (iv) the Smit Joint Ventures which operated 19 vessels in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa, and
(v) other joint venture arrangements.

ENVIRONMENTAL SERVICES

         The Company's environmental services business provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with Oil Pollution Act of 1990, as amended, and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations and equipment maintenance and provide trained personnel for deploying equipment in a spill response.

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

         The principal components of the Company's environmental service business operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business. Operating results are also affected by the Company's participation in Clean Pacific Alliance on the West Coast of the United States.

RESULTS OF OPERATIONS

         The following table sets forth operating revenue and operating profit by business segment for the periods indicated. The offshore marine business segment's data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States.

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                           -----------------------------
                                                               1998            1997
                                                           -------------   -------------
                                                                  (IN THOUSANDS)
OPERATING REVENUE:
  Marine:
    United States......................................  $      57,799  $       44,702
    North Sea..........................................          9,774          13,128
    West Africa........................................         14,726          11,462
    Other Foreign......................................          8,860           5,663
                                                           -------------   -------------
                                                                91,159          74,955
  Environmental .......................................          6,054           4,224
                                                           -------------   -------------
                                                                97,213          79,179
                                                           =============   =============
OPERATING PROFIT:
  Marine:
    United States......................................         35,523          34,458
    North Sea..........................................          4,162           3,304
    West Africa........................................          2,727           4,461
    Other Foreign......................................          3,873           2,502
                                                           -------------   -------------
                                                                46,285          44,725
  Environmental .......................................            773             215
                                                           -------------   -------------
                                                                47,058          44,940
    Other income (expense) (1).........................            (24)             (1)
    General corporate administration...................         (1,054)         (1,110)
    Net interest expense...............................          1,205            (728)
    Minority interest in (income) loss of subsidiaries.           (471)             32
    Equity in net earnings of 50% or less owned                  4,189             511
companies..............................................
    Income tax expense.................................        (16,633)        (14,882)
                                                           -------------   -------------
    Net Income.........................................  $      34,270  $       28,762
                                                           =============   =============

-------------------
(1) Excludes gains from equipment sales and certain other expenses that were reclassified to operating profit of the applicable business segment in both years.

         The marine business segment's operating revenue increased approximately $16.2 million or 22% in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997 due primarily to higher rates per day worked earned by the Company's domestic and foreign fleet. Approximately two-thirds of the revenue earned from the improvement in rates per day worked was derived from the Company's domestic fleet operation, and the remainder of this increase was earned internationally. This increase was offset by a decline in revenue between comparable periods due to a net reduction in vessels owned and operated by the Company, a decline in the SEAVEC Pool's results, and a slight decline in fleet utilization. Since 1997, the Company has relocated certain vessels from the North Sea and Other Foreign regions to offshore West Africa, and there has been a net increase in vessels owned and operated in Other Foreign regions.

         The environmental business segment's operating revenue increased $1.8 million or 43% in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997 due primarily to an increase in the number and severity of oil spills managed by the Company. Oil spill, retainer, and other service revenues earned in 1998 include the results of ERST/O'Brien's Inc., an entity acquired by the Company in October 1997.

         The marine business segment's operating profit increased $1.6 million in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. The increase was due to those factors affecting operating revenue as outlined above offset by higher wage and related benefit costs, a decline in gains from the sale of equipment, higher repair and maintenance expenses, and higher travel, bareboat charter, and administrative costs (see discussion below). Crew wage and related benefit costs rose both domestically and in West Africa in response to strong demand for personnel resulting from very active market conditions. During the first quarter of 1998, the Company sold five utility, three anchor handling towing supply (two of which have been bareboat chartered-in), one towing supply, and three crew vessels that operated in the U.S. Gulf of Mexico and North Sea; whereas, vessels sold in 1997 operated only domestically. Profits from the 1998 vessel sales were lower than in the comparable prior period due to the deferral of certain gains associated with sale and leaseback transactions. Repair and maintenance expenses rose both domestically and internationally due to an increase in the number of larger vessels drydocked and higher expenses associated with main engine, electronic, winch, other deck machinery, and hull repairs. Travel expenses rose due to an increase in the frequency of crew rotation aboard the Company's vessels working offshore West Africa. The Company also increased the number of chartered-in vessels primarily through recent sale and leaseback transactions.

         The environmental business segment's operating profit increased $0.6 million between comparable periods due primarily to the factors affecting operating revenue as outlined above and improved spill response gross profit.

         The Company's overall administrative and general expenses, relating primarily to operating activities, increased $2.0 million in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997, and related primarily to managerial wage and benefit increases and the acquisition of an environmental subsidiary, ERST/O'Brien's Inc. Administrative wage and benefit costs of the marine business segment rose due to additional staffing requirements in the North Sea, West Africa, and Other Foreign regions. The Company's marine business segment also increased wages domestically commensurate with competition in the labor market for administrative personnel. The environmental business segment's administrative and general expenses rose primarily in connection with operating the business of ERST/O'Brien's Inc. Administrative and general expenses primarily include cost associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

         The Company's overall depreciation and amortization expense, relating primarily to operating activities, increased $0.6 million in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. This increase was due primarily to additional vessel purchase consideration paid during the first quarter of 1998 to Smit pursuant to a December 19, 1996 transaction and the acquisition of an environmental subsidiary, ERST/O'Brien's Inc.

         Net interest improved by $1.9 million in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. Interest income rose between comparable periods due primarily to greater invested cash balances that primarily resulted from (i) the sale in September 1997 of $150.0 million aggregate principal amount of the Company's 7.2% Senior Notes Due 2009 (the "7.2% Notes"), (ii) improved operating results, and (iii) the sale of offshore marine vessels. Interest expense also rose between comparable periods. An increase in interest expense due to the issuance of the Company's 7.2% Notes was partially offset by the capitalization of approximately $1.2 million in interest costs associated with the Company's offshore marine vessel and jackup drilling rig construction programs.

         Equity earnings from 50% or less owned companies increased in the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. This increase resulted primarily from improved operating results of the Company's Mexican and Smit Joint Ventures. Equity earnings in the three month period end March 31, 1998 also included approximately $1.4 million of gain from a vessel sale by one of the Smit Joint Venture corporations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct, or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of its common stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

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

         For the three month period ended March 31, 1998, the Company had a modest improvement in net cash provided by operating activities over the comparable period in 1997. This increase was due primarily to improved operating profits that was offset by a decline in working capital due primarily to an increase in outstanding trade accounts receivable both resulting from higher rates per day earned by the Company's worldwide marine fleet.

         For the three month period ended March 31, 1998, the Company had a net use of cash in investing activities resulting primarily from (i) the satisfaction of a cash obligation for additional purchase consideration due Smit pursuant to a December 19, 1996 transaction in which the Company acquired substantially all of Smit's offshore vessel assets and certain related joint venture interests, (ii) expenditures associated with the construction of vessels and premium jackup offshore drilling rigs, and (iii) additional funds set aside into restricted cash accounts to be used toward the purchase of vessels. The use of cash was offset principally by cash generated from the sale of 12 offshore marine vessels. Following March 31, 1998, the Company sold 8 offshore marine vessels for aggregate consideration of approximately $49.4 million, and 6 of those vessels have been bareboat chartered-in. The Company also has commitments for the sale and leaseback of 3 offshore marine vessels for aggregate consideration of approximately $23.9 million. These transactions are expected to be completed at various dates during the second and third quarters of 1998.

         The Company had a net use of cash in financing activities for the three month period ended March 31, 1998 due primarily to the repurchase of 737,500 shares of the Company's common stock. 712,000 of these shares were repurchased from a subsidiary of Smit on March 3, 1998.

         Pursuant to a revolving credit facility (the "DnB Facility") with Den norske Bank ("DnB"), the Company may borrow up to $100.0 million. At March 31, 1998, the Company had $100.0 million available for future borrowings. The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets, and restricts the payment of dividends.

         On April 29, 1998, a majority owned subsidiary of the Company, Chiles Offshore LLC ("Chiles"), completed the sale of $110.0 million aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") which will mature May 1, 2008. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the Chiles 10.0% Notes is payable semiannually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles prior to May 1, 2003, except that until May 1, 2001, Chiles may redeem, at its option, in the aggregate up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71.5 million aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes will be placed in escrow and used to (a) partially fund the construction of two premium jackup offshore drilling rigs (the "Rigs"), (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital.

         Also on April 29, 1998, Chiles executed a commitment letter that provides for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Borrowings under the Chiles Bank Facility may be repaid and reborrowed during the term thereof and will bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility, availability under the Chiles Bank Facility will commence upon first delivery of one of the two Rigs being constructed by Chiles. Until the commencement of availability, Chiles will be required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Chiles Bank Facility, thereafter increased to 0.50% per annum.

         The Chiles Bank Facility will be guaranteed by wholly owned subsidiaries of Chiles that own the Rigs (the "Rig Owners") and such guarantees will be secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default) and assignments of insurance proceeds.

         The Chiles Bank Facility is expected to contain customary affirmative covenants, representations, and warranties and will be cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the Noteholders or the Company may cure such event of default or prepay all of the indebtedness outstanding under the Chiles Bank Facility. In addition, the Chiles Bank Facility will require that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Chiles Bank Facility.

CAPITAL EXPENDITURES

         The Company may make selective acquisitions of marine vessels or fleets of marine vessels and oil spill response equipment or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its marine vessels or construct marine vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness or shares of its common stock.

         As of May 1, 1998, the Company is committed to the construction of 25 offshore marine vessels for an approximate aggregate cost $253.0 million of which $74.0 million has been funded, and its majority owned subsidiary, Chiles, has commitments to build 2 Rigs for an approximate aggregate cost of $178.0 million of which $55.0 million has been funded. These construction projects are expected to be completed over the next two years. Pursuant to Memoranda of Agreement between the Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), two joint venture corporations will be structured to each own an offshore marine service vessel currently being constructed by the Company. TMM is expected to make an approximate $6.0 million aggregate capital contribution for a 12.5% equity interest in each joint venture and the Company will own all remaining equity interests in these joint venture corporations.

         Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


         Not applicable.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits:

                           27.1      Financial Data Schedule.

         B.       Reports on Form 8-K:

                                    Current Report on Form 8-K dated March 3,
                           1998 and filed with the Securities and Exchange Commission on March 11, 1998 (reporting under Items 5 and 7 of the Current Report on Form 8-K).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SEACOR SMIT INC.
                                             (Registrant)

DATE: MAY 15, 1998                     By:    /s/ Charles Fabrikant
                                             ----------------------------------
                                             Charles Fabrikant, Chairman of the
                                             Board, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

DATE: MAY 15, 1998                     By:    /s/ Randall Blank
                                             ----------------------------------
                                             Randall Blank, Executive Vice
                                             President, Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

   27.1             Financial Data Schedule.