Form 10-Q
period 1998-06-30
SEACOR SMIT INC
filed 1998-08-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

 For the quarterly period ended           June 30, 1998        or
                                     -----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                                ------------------      ------------------

Commission file number           1-12289
                                 -----------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                               13-3542736
-----------------------------------    -----------------------------------
 (State or Other Jurisdiction of                  (IRS Employer
  Incorporation or Organization)                Identification No.)

 11200 Westheimer, Suite 850, Houston Texas               77042
-------------------------------------------     ------------------------------
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

Yes           X            No
          ------------        ------------

         The total number of shares of Common Stock, par value $.01 per share, outstanding as of August 7, 1998 was 13,191,493. The Registrant has no other class of Common Stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
Part I.  Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     June 30, 1998 and December 31, 1997.......................1

                  Condensed Consolidated Statements of Operations For the
                     Three and Six Months Ended June 30, 1998 and 1997.........2

                  Condensed Consolidated Statements of Cash Flows
                     For the Six Months Ended June 30, 1998 and 1997...........3

                  Notes to Condensed Consolidated Financial Statements.........4

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................7

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders..........17

         Item 6. Exhibits and Reports on Form 8-K.............................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            SEACOR SMIT INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                     June 30,                December 31,
                                                                                      1998                        1997
                                                                               --------------------        ------------------
          ASSETS
 Current Assets:
    Cash and cash equivalents..........................................        $      134,949             $       175,381
    Held-to-maturity securities........................................                     -                      33,020
    Trade and other receivables, net of allowance for
       doubtful accounts of $1,451 and $1,626, respectively............                88,168                      84,087
    Inventories........................................................                 1,657                       2,149
    Prepaid expenses and other.........................................                 2,002                       1,422
                                                                               --------------------        ------------------
          Total current assets.........................................               226,776                     296,059
                                                                               --------------------        ------------------

 Investments in, at Equity, and Receivables from 50%
    or Less Owned Companies............................................                50,129                      38,370

 Available-for-Sale Securities.........................................               166,096                     127,420

 Property and Equipment................................................               643,623                     592,883
    Less--Accumulated depreciation.....................................               (98,330)                   (109,949)
                                                                               --------------------        ------------------
          Net property and equipment...................................               545,293                     482,934
                                                                               --------------------        ------------------

 Restricted Cash.......................................................               190,450                      46,983
 Other Assets..........................................................                37,729                      28,035
                                                                               --------------------        ------------------
                                                                               $   1,216,473               $    1,019,801
                                                                               ====================        ==================
          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable and current portion of long-term debt.............        $       23,095              $       36,229
    Other current liabilities..........................................                25,103                      23,292
                                                                               --------------------        ------------------
          Total current liabilities....................................                48,198                      59,521
                                                                               --------------------        ------------------

 Long-Term Debt........................................................               490,926                     358,714

 Deferred Income Taxes.................................................                71,042                      59,681

 Deferred Gain and Other Liabilities...................................                63,710                      34,168

 Minority Interest in Subsidiaries.....................................                34,686                      33,703

 Stockholders' Equity:
    Common stock, $.01 par value, 14,135,261 and 14,064,221
        shares issued at June 30, 1998, and December 31, 1997..........                   141                         140
    Additional paid-in capital.........................................               271,447                     268,728
    Retained earnings..................................................               281,479                     211,159
    Less 905,468 and 166,968 shares held in treasury at June 30,
       1998 and December 31, 1997, respectively,  at cost..............               (43,797)                     (5,365)
    Less unamortized restricted stock compensation.....................                (1,523)                       (986)
    Accumulated other comprehensive income.............................                   164                         338
                                                                               --------------------        ------------------

          Total stockholders' equity...................................               507,911                     474,014
                                                                               --------------------        ------------------
                                                                               $    1,216,473              $    1,019,801
                                                                               ====================        ==================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                                         SEACOR SMIT INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                    ------------------------------    ------------------------------
                                                                        1998             1997             1998              1997
                                                                    -------------    -------------    --------------    ------------

 Operating Revenue:
    Marine......................................................    $    89,611      $   79,993       $    180,770      $   154,948
    Environmental -
     Oil spill response.........................................          1,189            1,160            2,641             1,637
     Retainer fees and other services...........................          4,944            4,095            9,546             7,842
                                                                    -------------    -------------    --------------    ------------
                                                                         95,744           85,248          192,957           164,427
                                                                    -------------    -------------    --------------    ------------

 Costs and Expenses:
    Cost of oil spill response..................................            818            1,067            1,986             1,562
    Operating expenses -
     Marine.....................................................         42,823           40,752           86,192            74,879
     Environmental..............................................          1,310            1,316            2,649             2,538
    Administrative and general..................................          9,128            7,632           17,635            14,115
    Depreciation and amortization...............................          8,604            8,754           18,120            17,621
                                                                    -------------    -------------    --------------    ------------
                                                                         62,683           59,521          126,582           110,715
                                                                    -------------    -------------    --------------    ------------
 Operating Income...............................................         33,061           25,727           66,375            53,712
                                                                    -------------    -------------    --------------    ------------

 Other (Expense) Income:
    Interest on debt............................................         (6,185)          (2,849)         (10,668)           (5,641)
    Interest income.............................................          6,096            2,497           11,784             4,561
    Gain from equipment sales, net..............................         17,863           31,123           30,582            47,010
    Other.......................................................            (20)             486              (74)              443
                                                                    -------------    -------------    --------------    ------------
                                                                         17,754           31,257           31,624            46,373
                                                                    -------------    -------------    --------------    ------------
 Income Before Income Taxes, Minority Interest, Equity in
    Earnings of 50% or Less Owned Companies and
    Extraordinary Item..........................................         50,815           56,984           97,999           100,085
 Income Tax Expense.............................................         17,390           20,321           34,022            35,203
                                                                    -------------    -------------    --------------    ------------
 Income Before Minority Interest, Equity in Earnings of
    50% or Less Owned Companies and Extraordinary Item..........         33,425           36,663           63,977            64,882
 Minority Interest in (Income) Loss of Subsidiaries.............           (232)             113             (703)              145
 Equity in Earnings of 50% or Less Owned Companies..............          2,857            1,648            7,046             2,159
                                                                    -------------    -------------    --------------    ------------
 Income Before Extraordinary Item...............................         36,050           38,424           70,320            67,186
 Extraordinary Item - Extinguishment of Debt, net of tax........              -             (325)               -              (325)
                                                                    -------------    -------------    --------------    ------------
 Net Income.....................................................    $    36,050      $    38,099      $    70,320       $    66,861
                                                                    =============    =============    ==============    ============

 Basic Earnings Per Common Share:
    Income Before Extraordinary Item............................    $      2.74      $      2.78      $      5.25       $      4.85
    Extraordinary Item..........................................              -            (0.02)               -             (0.02)
                                                                    -------------    -------------    --------------    ------------
     Net Income.................................................    $      2.74      $       2.76     $      5.25              4.83
                                                                    =============    =============    ==============    ============

 Diluted Earnings Per Common Share:
    Income Before Extraordinary Item............................    $      2.34      $       2.38     $      4.50       $      4.18
    Extraordinary Item..........................................             -              (0.02)              -             (0.02)
                                                                    -------------    -------------    --------------    ------------
     Net Income.................................................    $      2.34      $       2.36     $      4.50       $      4.16
                                                                    =============    =============    ==============    ============

 Weighted Average Common Shares:
    Basic.......................................................     13,175,389        13,824,513     .13,406,818       .13,858,748
    Diluted.....................................................     16,153,292        16,825,974     .16,394,089       .16,880,760


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                                        SEACOR SMIT INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS, UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                                    1998                   1997
                                                                              -----------------      ------------------
  Net Cash Provided by Operating Activities............................       $       40,891         $       39,870
                                                                              -----------------      ------------------
  Cash Flows from Investing Activities:
     Purchase of property and equipment................................             (111,834)               (54,429)
     Proceeds from property and equipment sales........................              120,203                 66,460
     Purchase of securities............................................              (63,769)                     -
     Proceeds from sale of securities..................................               58,032                    311
     Investments in and advances to 50% or less owned companies........              (12,437)                (1,067)
     Principal payments on notes due from 50% or less owned
      Companies........................................................                  995                    273
     Principal payments received under a sale-type lease...............                  126                    104
     Restricted cash...................................................             (143,467)               (32,495)
     Dividends received from 50% or less owned companies...............                  120                      -
                                                                              -----------------      ------------------
         Net cash used in investing activities.........................             (152,031)               (20,843)
                                                                              -----------------      ------------------

  Cash Flows from Financing Activities:
     Payments on long-term debt........................................                    -                 (1,351)
     Payments on capital lease obligations.............................                 (744)                  (746)
     Payments on stockholders' loans...................................                 (223)                     -
     Other.............................................................                    5                      -
     Proceeds from issuance of long-term debt..........................              110,000                    750
     Proceeds from exercise of stock options...........................                  757                     21
     Common stock acquired for treasury................................              (38,432)                (4,515)
                                                                              -----------------      ------------------
         Net cash provided (used) in financing activities..............               71,363                 (5,841)
                                                                              -----------------      ------------------

  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents......................................                 (655)                   (26)
                                                                              -----------------      ------------------

  Net Increase (Decrease) in Cash and Cash Equivalents.................              (40,432)                13,160
  Cash and Cash Equivalents, Beginning of Period.......................              175,381                149,053
                                                                              =================      ==================
  Cash and Cash Equivalents, End of Period.............................       $      134,949         $      162,213
                                                                              =================      ==================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                   AND SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION --

         The condensed consolidated financial information for the three and six-month periods ended June 30, 1998, and 1997, has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.       RECENT ACCOUNTING PRONOUNCEMENTS --

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. We have not yet quantified the impacts of adopting SFAS 133 on our financial statements and have not determined the timing of or method of our adoption of SFAS 133.

3.       RESTRICTED CASH --

         Restricted cash at June 30, 1998 totaled $190,450,000, and of such balance, $93,672,000 and $96,778,000 are intended for use in defraying the costs of constructing offshore marine vessels for the Company and two premium offshore jackup drilling rigs ("Rigs") for Chiles Offshore LLC ("Chiles"), a majority owned subsidiary, respectively. At June 30, 1998, the Company has funded $32,000,000 in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval during the third quarter, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts, see discussion below.

         Proceeds from the sale of certain offshore marine vessels have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established in 1997 and 1998 pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of their applicable six month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended (the "Construction Reserve Fund Program"), joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration, and funds must be committed for expenditure within three years or they will be released for the Company's general use.

         Net proceeds from the sale by Chiles in April 1998 of $110,000,000 aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10% Notes") were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. These funds may be used to (i) partially fund the construction of Rigs,
(ii) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) provide working capital. Upon receipt by the Escrow Agent of an Officer's Certificate of Chiles that Chiles has made the final installment of the Rigs' purchase price in accordance with the related construction contracts, any funds remaining in escrow will be released by the Escrow Agent to Chiles.

4.       REPORTING OF COMPREHENSIVE INCOME --

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and the reclassification of financial statements for earlier periods presented for comparative purposes is required. For the three month periods ended June 30, 1998 and 1997, total comprehensive income was $36,157,000 and $33,002,000, respectively. For the six month periods ended June 30, 1998 and 1997, total comprehensive income was $70,141,000 and $60,011,000, respectively. Other comprehensive income or losses in 1998 and 1997 primarily resulted from net currency translation adjustments. Unrealized holding losses on securities were also included in 1998 comprehensive losses.

5.       SECURITIES REPURCHASE PROGRAM --

         SEACOR's Board of Directors extended its previously announced securities repurchase authority to include, in addition to its common stock and 5 3/8% convertible subordinated notes due 2006, its 7.2% senior notes due 2009 and the 10% senior notes due 2008 of its affiliate, Chiles Offshore LLC. The repurchase of any such securities will be effected from time to time through open market purchases, privately negotiated transactions or otherwise depending on market conditions.

6.       EARNINGS PER SHARE --


                                               For the Three Month Periods        For the Six Month Periods
                                                        June 30,                           June 30,
                                            ---------------------------------- ---------------------------------
                                                                        Per                               Per
                                               Income       Shares     Share     Income       Shares     Share

                                            ------------- ------------ ------- ------------ ------------ -------
1998
----

  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item.....   $ 36,050,000   13,175,389  $ 2.74  $70,320,000   13,406,818  $ 5.25
                                                                       =======                           =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock.........              -      148,359                    -      157,727
    Convertible Securities...............      1,690,000    2,829,544            3,380,000    2,829,544
                                            ------------- ------------         ------------ ------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions..........    $ 37,740,000   16,153,292  $ 2.34  $73,700,000   16,394,089  $ 4.50
                                            ============= ============ ======= ============ ============ =======
1997
----

  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item.....   $ 38,424,000   13,824,513  $ 2.78   67,186,000   13,858,748  $ 4.85
                                                                       =======                           =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock.........              -      156,766                    -      177,317
    Convertible Securities...............      1,676,000    2,844,695            3,369,000    2,844,695
                                            ------------- ------------         ------------ ------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions..........   $  40,100,000   16,825,974  $ 2.38  $70,555,000   16,880,760  $ 4.18
                                            ============= ============ ======= ============ ============ =======

7.       VESSEL DISPOSITIONS --


         During the three and six month periods ended June 30, 1998, the Company completed the sale of 14 and 26 offshore marine vessels, respectively. Net pre-tax gains realized from the sale of these vessels and other equipment totaled $17,863,000 and $30,582,000 in the respective three and six month periods ended June 30, 1998. Eleven of the vessels sold during the year have been bareboat chartered-in by the Company under operating leases that range in duration from 2 to 4 years. Certain of the gains realized from the sale of these 11 vessels have been deferred and are being credited to income as reductions in rental expense over the lease terms.


8.       COMMITMENT AND CONTINGENCY --

         As of August 1, 1998, the Company has contracted for the construction of 21 offshore marine vessels for an approximate aggregate cost of $212,000,000 (including the vessel for the TMM joint venture described below) of which $65,000,000 has been funded. In addition, the Company's majority owned subsidiary, Chiles, has commitments to construct Rigs for an approximate aggregate cost of $178,000,000 of which $72,500,000 has been funded. These construction projects are expected to be completed over the next two years.
         Pursuant to Memoranda of Agreement between the Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM"), two joint venture corporations have been formed, each of which will own one offshore marine service vessel. One of such vessels has been delivered and the other is currently under construction. It is expected that TMM will invest approximately $6,000,000 for a 12.5% equity interest in each joint venture corporation and that the Company will own all remaining equity interests in these joint venture corporations.

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

         Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Since 1994, certain acquisition transactions and investments in joint ventures have added over 230 vessels to the Company's fleet. During this same time period, over 85 vessels were sold of which 19 have been chartered-in. The Company is also presently committed to the construction of 21 vessels over the next two years.

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

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                   -----------------------------   ----------------------------
                                                       1998            1997            1998          1997
                                                   -------------   -------------   ------------- --------------

Rates Per Day Worked ($): (1) (2)
   Supply and Towing Supply...................         6,810           6,307           6,908         6,069
   Anchor Handling Towing Supply..............        11,641          10,634          11,848         9,738
   Crew.......................................         2,713           2,163           2,704         2,114
   Standby Safety.............................         6,534           5,962           6,490         5,669
   Utility and Line Handling..................         1,898           1,356           1,868         1,327
   Geophysical, Freight and Other.............         4,872           4,654           4,623         4,692
      Overall Fleet...........................         4,199           3,548           4,210         3,422

Overall Utilization (%): (1)
   Supply and Towing Supply...................          91.5            90.1            91.3          93.1
   Anchor Handling Towing Supply..............          86.5            79.0            85.9          82.5
   Crew.......................................          97.2            97.1            97.1          97.6
   Standby Safety.............................          99.7            97.2            99.1          91.6
   Utility and Line Handling..................          96.8            97.7            96.0          97.5
   Geophysical, Freight and Other.............         100.0            97.5           100.0          95.0
      Overall Fleet...........................          95.0            94.2            94.6          95.0


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

         From time-to-time, the Company bareboats or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

         The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At June 30, 1998 and 1997, the Company had five and seven vessels, respectively, bareboat chartered-out.

The table below sets forth the Company's marine fleet structure at the dates indicated:


              FLEET STRUCTURE                       At June 30,
                                              ------------------------
                                                 1998        1997
                                              ------------------------

Owned......................................        226         256
Bareboat and Time Chartered-In.............         23           5
Managed....................................          3           -
Joint Ventured (1).........................         34          33
Pooled (2).................................         12          12
                                              ========================
    Overall Fleet..........................        298         306
                                              ========================

(1) 1998 and 1997 include 15 and 12 vessels, respectively, owned or chartered-in by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture"). 1998 and 1997 also include 19 and 21 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures").

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

         A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 38% and 41% during the six month periods ended June 30, 1998 and 1997, respectively.

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

         Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older or larger vessels which typically have higher drydocking costs, comparative results may be affected. For the six month period ended June 30, 1998 and 1997, drydocking costs totaled $7.1 million and $4.3 million, respectively. During these periods the Company completed the drydocking of 54 and 56 vessels, respectively.

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

DRILLING SERVICES

         Through certain investment transactions in August and December 1997, the Company acquired a 55.4% membership interest in Chiles Offshore LLC ("Chiles"), a joint venture and strategic alliance created to construct, own, and operate two premium offshore jackup drilling rigs ("Rigs"). Prior to December, 1997, the Company did not own a controlling interest in Chiles and therefore accounted for its investment under the equity method. Beginning after the Company's acquisition of a controlling interest in Chiles, the financial position and results of operations of Chiles were included in the consolidated financial statements of the Company. Prior to the second quarter of 1998, the results of operations for Chiles were not material. At present, Chiles has no operating assets.

RESULTS OF OPERATIONS

         The following table sets forth operating revenue and operating profit by business segment for the periods indicated. The offshore marine business segment's data is provided by geographic area of operation. The environmental business segment's principal operations are in the United States. The drilling business segment is currently constructing Rigs in the United States that are expected to enter operation in 1999.

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          ----------------------------------------------------------
                                                              1998          1997          1998           1997
                                                          -----------  -------------  ------------   ---------------
Operating Revenue --
  Marine:
    United States......................................   $    53,533   $     47,479  $    111,332   $     92,181
    North Sea..........................................         9,569         16,664        19,343         30,888
    West Africa........................................        14,871         10,015        29,597         21,348
    Other Foreign......................................        11,638          5,835        20,498         10,531
                                                          -------------- ------------- ---------------- -------------
                                                               89,611         79,993       180,770        154,948
  Environmental .......................................         6,133          5,255        12,187          9,479
  Drilling.............................................             -              -             -              -
                                                          ============== ============= =============== ==============
                                                               95,744         85,248       192,957        164,427
                                                          ============== ============= =============== ==============
Operating Profit --
  Marine:
    United States......................................        35,568         45,962        71,091         80,420
    North Sea..........................................         3,391          6,109         7,553          9,850
    West Africa........................................         8,194          4,221        10,921          8,602
    Other Foreign......................................         4,542          1,612         8,415          3,757
                                                          -------------- ------------- ---------------- -------------
                                                               51,695         57,904        97,980        102,629
  Environmental .......................................           904            615         1,677            830
  Drilling.............................................          (381)             -          (381)             -
                                                          -------------- ------------- --------------  --------------
                                                               52,218         58,519        99,276        103,459
Other income (expense) (1).............................            84             (2)           59             (3)
General corporate administration.......................        (1,398)        (1,181)       (2,452)        (2,291)
Net interest (expense) income..........................           (89)          (352)        1,116         (1,080)
Minority interest in loss (income) of subsidiaries.....          (232)           113          (703)           145
Equity in net earnings of 50% or less owned companies..         2,857          1,648         7,046          2,159
Income tax expense.....................................       (17,390)       (20,321)      (34,022)       (35,203)
                                                          ============== ============== ============== ==============
Income before extraordinary item.......................   $    36,050    $    38,424    $   70,320     $   67,186
                                                          ============== ============== ============== ==============

(1) Excludes gains from equipment sales and certain other expenses that were reclassified to operating profit of the applicable business segment in the applicable period.

         The marine business segment's operating revenue increased $9.6 million or 12% and $25.8 million or 17% in the three and six month periods ended June 30, 1998, respectively, compared to the three and six month periods ended June 30, 1997. The increase was due primarily to higher rates per day worked earned by the Company's domestic and foreign fleet. Approximately two-thirds of the revenue earned from the improvement in rates per day worked was derived from the operation of the Company's domestic fleet. The increase was offset by a decline in revenue earned between comparable periods in the U.S. Gulf of Mexico and the North Sea due to a net reduction in owned and operated vessels. Since June 30, 1997, the number of vessels operated by the Company offshore West Africa and in Other Foreign regions has increased due primarily to the relocation of vessels from the U.S. Gulf of Mexico and the North Sea.

         The environmental business segment's operating revenue increased $0.9 million or 17% and $2.7 million or 28% in the three and six month periods ended June 30, 1998 compared to the three and six month periods ended June 30, 1997. Oil spill, retainer, and other service revenues earned in 1998 include the results of ERST/O'Brien's Inc. ("ERST"), an entity acquired by the Company in October 1997. Excluding the effect of ERST, the environmental business segment's revenue declined between comparable quarters but increased slightly between comparable six month periods. The change in both periods primarily related to the number and severity of oil spills managed by the Company.

         The marine business segment's operating profit decreased $6.2 million and $4.6 million in the three and six month periods ended June 30, 1998, respectively, compared to the three and six month periods ended June 30, 1997. Excluding the effect of gains from the sale of equipment in each period, operating profit increased $6.9 million and $11.7 million in the three and six month periods ended June 30, 1998, respectively, compared to the three and six month periods ended June 30, 1997. The increase was due to factors affecting operating revenue as outlined above offset by higher wage and related benefits, repair and maintenance, bareboat charter, travel, and administrative costs. Crew wages and related benefits increased domestically, in West Africa and in Other Foreign regions in response to competition for qualified personnel due to active market conditions. Repair and maintenance costs rose domestically, in the North Sea and in Other Foreign regions due to higher drydocking, main engine, hull, and electronic expenses. Higher drydocking expense resulted from an increase in the number and cost of larger vessel repairs. Bareboat charter expenses were higher due primarily to recent vessel sale and leaseback transactions. Travel expenses rose due to an increase in the frequency of crew rotation aboard the Company's vessels working offshore West Africa.

         In the three and six month periods ended June 30, 1998, the Company sold 14 and 26 vessels, respectively, and other equipment resulting in gains of $18.0 million and $30.7 million, respectively. Vessels sold during this six month period included: 7 towing supply, 6 supply, 5 utility, 4 anchor handling towing supply, and 4 crew vessels that operated in the U.S. Gulf of Mexico, offshore West Africa, and the North Sea. In the three and six month periods ended June 30, 1997, the Company sold 10 and 22 vessels, respectively, and other equipment resulting in gains of $31.1 million and $47.0 million, respectively. Vessels sold during this six month period included: 7 supply, 5 utility, 4 towing supply, 3 anchor handling towing supply, 2 crew, and 1 freight vessel that operated primarily in the U.S. Gulf of Mexico. Profits from the 1998 vessel sales were lower than the comparable prior period due primarily to the deferral of certain gains associated with sale and leaseback of 11 vessels.

         Declining oil prices have recently resulted in reduced drilling activities in the U.S. Gulf of Mexico. As a result, rates per day work and utilization have declined for the Company's domestic supply and towing supply vessel fleet. For the Company's remaining domestic fleet, primarily crew, utility, and anchor handling towing supply vessels, rates per day worked have generally remained steady and utilization has been relatively high. Should the cutback in U.S.

Gulf of Mexico drilling activities continue or increase, the Company's domestic operating profits may be adversely affected. Declining oil prices have not resulted in rate per day work or utilization declines of the Company's foreign offshore marine fleet. Should oil price declines result in reduced foreign drilling activities, the Company's foreign operating profits may also be adversely affected.

         The environmental business segment's operating profit increased $0.3 million and $0.8 million in the three and six month periods ended June 30, 1998 compared to the three and six month periods ended June 30, 1997 In addition to including the results of ERST, operating profits rose due to reduced operating costs.

         The Company's overall administrative and general expenses, relating primarily to operating activities, increased $1.5 million and $3.5 million in the three and six month periods ended June 30, 1998, respectively, compared to the three and six month periods ended June 30, 1997. The increase was primarily due to (i) rising wage and related benefit costs in the marine business segment,
(ii) the acquisition of ERST, and (iii) the acquisition of a majority equity interest in Chiles. Administrative wage and related benefit costs of the marine business segment rose due to additional staffing requirements in the North Sea, West Africa, and Other Foreign regions. Wage and related benefit costs also increased in the Company's domestic marine business segment commensurate with competition in the labor market for administrative personnel. The increase was offset by a decline in expense provisions for doubtful trade accounts receivable. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

         The Company's overall depreciation and amortization expense, relating primarily to operating activities, did not change significantly between the comparable three and six month periods end June 30, 1998 and 1997. A decline in depreciation expense due to offshore marine vessel sales was offset primarily by higher expense associated with depreciating additional offshore marine vessel purchase consideration paid during the first quarter of 1998 to SMIT International Overseas B.V. ("SMIT Overseas") pursuant to a December 19, 1996 transaction (the "SMIT Additional Consideration Transaction") and newly constructed offshore marine vessels.

         Net interest was an expense of $0.1 million and income of $1.1 million during the three and six month periods ended June 30, 1998, respectively. Interest income rose between comparable periods due primarily to greater invested cash balances that primarily resulted from (i) the sale in September 1997 of $150.0 million aggregate principal amount of the Company's 7.2% Senior Notes Due 2009 (the "7.2% Notes"), (ii) the sale of offshore marine vessels,
(iii) the sale in April 1998 of $110.0 million aggregate principal amount of Chiles' 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes"), and (iv) the continuing strong results of operations. Interest expense also rose between comparable periods. An increase in the Company's interest expense due to the (i) sale of the 7.2% Notes, (ii) sale of the Chiles 10.0% Notes, and (iii) amortization of debt discount recognized on indebtedness issued pursuant to the SMIT Additional Consideration Transaction was partially offset by an increase in capitalized interest costs associated with the offshore marine vessel and premium offshore jackup drilling rig construction programs.

         Equity earnings from 50% or less owned companies increased $1.2 million and $4.9 million in the three and six month period ended June 30, 1998 compared to the three and six month period ended June 30, 1997. The increases resulted primarily from improved operating results of the Company's Mexican and Smit Joint Ventures. The increase between comparable six month periods additionally includes an approximate $1.4 million gain from a vessel sale by one of the Smit Joint Venture corporations.

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

         For the six month period ended June 30, 1998, the Company had a modest improvement in net cash provided by operating activities over the comparable period in 1997. The increase was due primarily to favorable changes in the Company's net working capital.

         For the six month period ended June 30, 1998, the Company had a net use of cash in investing activities resulting primarily from (i) additional funds set aside into restricted cash accounts to be used toward the purchase of offshore marine vessels and Rigs, (ii) purchases of marketable securities, (iii) expenditures associated with the construction of offshore marine vessels and Rigs, and (iv) the satisfaction of a cash obligation pursuant to the SMIT Additional Consideration Transaction. The use of cash was offset principally by cash generated from the sale of 25 offshore marine vessels and certain marketable securities.

         For the six month period ended June 30, 1998, the Company generated cash from financing activities primarily from the sale of the Chiles 10.0% Notes. The increase was primarily offset by the repurchase of 738,500 shares of the Company's common stock, 712,000 of which were repurchased from a subsidiary of SMIT Overseas on March 3, 1998.

         Pursuant to a revolving credit facility (the "DnB Facility") with Den norske Bank ("DnB"), the Company may borrow up to $93.75 million. At June 30, 1998, the Company had $93.75 million available for future borrowings. The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets, and restricts the payment of dividends.

         On April 29, 1998, Chiles, executed a commitment letter with MeesPierson Capital Corporation and Nederlandse Scheepshypotheek Bank N.V. that provides for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Availability under the Chiles Bank Facility will commence upon first delivery of one of the two Rigs being constructed by Chiles that is expected to occur during the second quarter of 1999.

         At June 30, 1998, the Company had restricted cash of approximately $190.5 million, and of such balance, $93.7 million and $96.8 million are intended for use in defraying the costs of constructing offshore marine vessels for the Company and Rigs for Chiles, respectively. At June 30, 1998, the Company has funded approximately $32.0 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval during the third quarter, the Company expects such amount to be replenished from construction reserve fund restricted cash accounts, see discussion below.

         Proceeds from the sale of certain offshore marine vessels have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established in 1997 and 1998 pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of their applicable six month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended (the "Construction Reserve Fund Program"), joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration, and funds must be committed for expenditure within three years or they will be released for the Company's general use.

         Net proceeds from the sale by Chiles in April 1998 of $110,000,000 aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10% Notes") were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. These funds may be used to (i) partially fund the construction of Rigs,
(ii) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) provide working capital. Upon receipt by the Escrow Agent of an Officer's Certificate of Chiles that Chiles has made the final installment of the Rigs' purchase price in accordance with the related construction contracts, any funds remaining in escrow will be released by the Escrow Agent to Chiles.

         SEACOR's Board of Directors extended its previously announced securities repurchase authority to include, in addition to its common stock and 5 3/8% convertible subordinated notes due 2006, its 7.2% senior notes due 2009 and the 10% senior notes due 2008 of its affiliate, Chiles Offshore LLC. The repurchase of any such securities will be effected from time to time through open market purchases, privately negotiated transactions or otherwise depending on market conditions.

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

         As of August 1, 1998, the Company has contracted for the construction of 21 offshore marine vessels for an approximate aggregate cost $212.0 million (including the vessel for the TMM joint venture described below) of which $65.0 million has been funded. In addition, the Company's majority owned subsidiary, Chiles, has commitments to build Rigs for an approximate aggregate cost of $178.0 million of which $72.5 million has been funded. These construction projects are expected to be completed over the next two years. Pursuant to Memoranda of Agreement between the Company and TMM, two joint venture corporations have been formed, each of which will own one offshore marine service vessel. One of such vessels has been delivered and the other is currently under construction. It is expected that TMM will invest approximately $6.0 million for a 12.5% equity interest in each joint venture corporation and that the Company will own all remaining equity interests in these joint venture corporations.

         Expenditures for environmental compliance to modify marine segment vessels have not been a significant component of the Company's capital budget.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. We have not yet quantified the impacts of adopting SFAS 133 on our financial statements and have not determined the timing of or method of our adoption of SFAS 133.

YEAR 2000

         The Company is currently in the process of upgrading existing software applications and replacing certain computer hardware equipment to be year 2000 compliant. At present, the Company is still evaluating all areas of its information technology infrastructure. The Company does not expect that the costs to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The 1998 Annual Meeting of Stockholders of SEACOR SMIT Inc. ("SEACOR") was held on June 1, 1998 (the "Annual Meeting").


         (b) At the Annual Meeting, Messrs. Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, Antoon Kienhuis, and Andrew Morse were elected as directors to serve until the 1999 Annual Meeting of Stockholders of SEACOR or until their respective successors are earlier elected and qualified.

         (c) At the Annual Meeting, SEACOR's stockholders ratified the appointment of Arthur Andersen LLP to serve as SEACOR's independent auditors for the fiscal year ending December 31, 1998. Messrs. Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, Antoon Kienhuis, and Andrew Morse were elected. 11,281,535 shares were voted in favor of the election of Charles Fabrikant with 111,256 shares withheld. 11,283,473 shares were voted in favor of the election of Granville E. Conway with 109,318 shares withheld. 11,311,115 shares were voted in favor of the election of Michael E. Gellert with 81,676 shares withheld. 11,311,115 shares were voted in favor of the election of Stephen Stamas with 81,676 shares withheld. 11,283,635 shares were voted in favor of the election of Richard M. Fairbanks III with 109,156 shares withheld. 11,310,320 shares were voted in favor of the election of Pierre de Demandolx with 82,471 shares withheld. 11,310,870 shares were voted in favor of the election of Antoon Kienhuis with 81,921 shares withheld. 11,295,835 shares were voted in favor of the election of Andrew Morse with 96,956 shares withheld. There were no shares voted against the election of any of the directors. 11,385,546 shares were voted in favor of the appointment of Arthur Andersen LLP, with 1,725 shares voted against such appointment and 5,520 withheld.

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


                                 SEACOR SMIT Inc.
                                 (Registrant)


DATE:    AUGUST 14, 1998         By: /s/ Charles Fabrikant
                                     ----------------------------------------
                                     Charles Fabrikant, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




DATE:    AUGUST 14, 1998         By: /s/ Randall Blank
                                     ----------------------------------------
                                     Randall Blank, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     Principal Officer)

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

     27.1                Financial Data Schedule