Form 10-Q
period 1998-09-30
SEACOR SMIT INC
filed 1998-11-16
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       or


   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _____


Commission file number   1-12289
                        -------------------------------------------------------


                                SEACOR SMIT Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             13-3542736
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


11200 Westheimer, Suite 850, Houston Texas                        77042
--------------------------------------------               -------------------
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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The total number of shares of Common Stock, par value $.01 per share, outstanding as of November 4, 1998 was 12,674,789. The Registrant has no other class of Common Stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                Table of Contents

                                                                                                               Page No.
Part I.  Financial Information

         Item 1. Financial Statements
                  Condensed Consolidated Balance Sheets as of
                     September 30, 1998 and December 31, 1997.....................................................1

                  Condensed Consolidated Statements of Operations For the
                     Three and Nine-Month Periods Ended September 30, 1998 and 1997...............................2

                  Condensed Consolidated Statements of Cash Flows
                     For the Nine-Month Periods Ended September 30, 1998 and 1997.................................3

                  Notes to Condensed Consolidated Financial Statements............................................4

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................................9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K................................................................22


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data, unaudited)

                                                                                September 30,                December 31,
                                                                                      1998                        1997
                                                                               --------------------        ------------------
         ASSETS
Current Assets:
   Cash and cash equivalents, including restricted cash of
      $11,061 at September 30, 1998...................................      $         115,129           $         175,381
   Held-to-maturity securities........................................                      -                      33,020
   Trade and other receivables, net of allowance for
      doubtful accounts of $2,151 and $1,626, respectively............                 86,794                      84,087
   Inventories........................................................                  1,655                       2,149
   Prepaid expenses and other.........................................                  2,014                       1,422
                                                                               --------------------        ------------------
         Total current assets.........................................                205,592                     296,059
                                                                               --------------------        ------------------

Investments in, at Equity, and Receivables from 50%
   or Less Owned Companies............................................                 53,031                      38,370

Available-for-Sale Securities.........................................                187,873                     127,420

Property and Equipment................................................                676,174                     592,883
   Less--Accumulated depreciation......................................              (105,307)                   (109,949)
                                                                               --------------------        ------------------
         Net property and equipment...................................                570,867                     482,934
                                                                               --------------------        ------------------

Restricted Cash.......................................................                164,366                      46,983

Other Assets..........................................................                 38,104                      28,035
                                                                               --------------------        ------------------
                                                                            $       1,219,833             $     1,019,801
                                                                               ====================        ==================
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and current portion of long-term debt.............      $          26,748             $        36,229
   Other current liabilities..........................................                 21,956                      23,292
                                                                               --------------------        ------------------
         Total current liabilities....................................                 48,704                      59,521
                                                                               --------------------        ------------------

Long-Term Debt........................................................                484,321                     358,714

Deferred Income Taxes.................................................                 70,256                      59,681

Deferred Gain and Other Liabilities...................................                 58,182                      34,168

Minority Interest in Subsidiaries.....................................                 35,516                      33,703

Stockholders' Equity:
   Common stock, $.01 par value, 14,146,457 and
      14,064,221 shares issued, respectively..........................                    141                         140
   Additional paid-in capital.........................................                272,018                     268,728
   Retained earnings..................................................                307,840                     211,159
   Less 1,263,168 and 166,968 shares held in treasury,
      respectively, at cost...........................................                (57,833)                     (5,365)
   Less unamortized restricted stock compensation.....................                 (1,317)                       (986)
   Accumulated other comprehensive income.............................                  2,005                         338
                                                                               --------------------        ------------------
         Total stockholders' equity...................................                522,854                     474,014
                                                                               --------------------        ------------------
                                                                            $       1,219,833           $       1,019,801
                                                                               ====================        ==================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share data, unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                               ------------------------------    -------------------------------
                                                                   1998             1997             1998              1997
                                                               -------------    -------------    -------------     -------------
Operating Revenue:
   Marine..................................................... $    93,984     $     82,599     $    274,754    $      237,547
   Environmental -
    Oil spill response........................................         840            1,595            3,481             3,232
    Retainer fees and other services..........................       5,219            4,065           14,765            11,907
                                                               -------------    -------------    -------------     -------------
                                                                   100,043           88,259          293,000           252,686
                                                               -------------    -------------    -------------     -------------

Costs and Expenses:
   Cost of oil spill response.................................         716            1,351            2,702             2,913
   Operating expenses -
    Marine....................................................      46,969           42,261          133,161           117,140
    Environmental.............................................       1,601            1,373            4,250             3,911
   Administrative and general.................................       9,705            6,186           27,340            20,301
   Depreciation and amortization.............................        8,341            8,555           26,461            26,176
                                                               -------------    -------------    -------------     -------------
                                                                    67,332           59,726          193,914           170,441
                                                               -------------    -------------    -------------     -------------
Operating Income..............................................      32,711           28,533           99,086            82,245
                                                               -------------    -------------    -------------     -------------

Other (Expense) Income:
   Interest on debt...........................................      (6,134)          (2,966)         (16,802)           (8,607)
   Interest income............................................       6,898            2,927           18,682             7,488
   Gain from equipment sales, net.............................       3,756           10,292           34,338            57,302
   Other......................................................         333              121              259               564
                                                               -------------    -------------    -------------     -------------
                                                                     4,853           10,374           36,477            56,747
                                                               -------------    -------------    -------------     -------------
Income Before Income Taxes, Minority Interest, Equity in
   Earnings of 50% or Less Owned Companies and
   Extraordinary Item.........................................      37,564           38,907          135,563           138,992
Income Tax Expense............................................      13,045           13,263           47,067            48,466
                                                               -------------    -------------    -------------     -------------
Income Before Minority Interest, Equity in Earnings of
   50% or Less Owned Companies and Extraordinary Item.........      24,519           25,644           88,496            90,526
Minority Interest in (Income) Loss of Subsidiaries............        (642)             (71)          (1,345)               74
Equity in Earnings of 50% or Less Owned Companies.............       2,484            1,880            9,530             4,039
                                                               -------------    -------------    -------------     -------------
Income Before Extraordinary Item..............................      26,361           27,453           96,681            94,639
Extraordinary Item - Extinguishment of Debt, net of tax.......           -                -                -              (325)
                                                               -------------    -------------    -------------     -------------
Net Income.................................................... $    26,361   $       27,453   $       96,681    $       94,314
                                                               =============    =============    =============     =============

Basic Earnings Per Common Share:
   Income Before Extraordinary Item..........................  $      2.02   $         1.99   $         7.27    $         6.84
   Extraordinary Item........................................            -                -                -             (0.02)
                                                               -------------    -------------    -------------     -------------
    Net Income...............................................  $      2.02   $         1.99   $         7.27    $         6.82
                                                               =============    =============    =============     =============

Diluted Earnings Per Common Share:
   Income Before Extraordinary Item..........................  $      1.75   $         1.74   $         6.25    $         5.92
   Extraordinary Item........................................            -                -                -             (0.02)
                                                               -------------    -------------    -------------     -------------
    Net Income...............................................  $      1.75   $         1.74   $         6.25    $         5.90
                                                               =============    =============    =============     =============

Weighted Average Common Shares:
   Basic.....................................................    13,071,676       13,795,146      13,293,876        13,837,977
   Diluted...................................................    16,046,362       16,808,449      16,285,898        16,846,330



    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                    1998                   1997
                                                                              -----------------      ------------------
 Net Cash Provided by Operating Activities............................      $         61,966       $         69,179
                                                                              -----------------      ------------------

 Cash Flows from Investing Activities:
    Purchase of property and equipment................................              (155,844)               (85,623)
    Proceeds from property and equipment sales........................               134,937                 86,500
    Purchase of available-for-sale securities.........................              (141,575)                     -
    Proceeds from sale of available-for-sale securities...............                84,757                    311
    Proceeds from held-to-maturity securities.........................                33,020                      -
    Investments in and advances to 50% or less owned companies........                (6,153)               (27,685)
    Purchase of other investments.....................................                (7,000)                     -
    Principal payments on notes due from 50% or less owned
     Companies........................................................                 1,392                    527
    Principal payments received under a sale-type lease...............                   193                    160
 Restricted cash......................................................              (117,383)               (32,289)
 Dividends received from 50% or less owned companies..................                   120                      -
                                                                              -----------------      ------------------
        Net cash used in investing activities.........................              (173,536)               (58,099)
                                                                              -----------------      ------------------

 Cash Flows from Financing Activities:
    Payments on long-term debt........................................                (4,955)                (1,351)
    Payments on capital lease obligations.............................                (1,123)                  (987)
    Payments on stockholders' loans...................................                  (223)                     -
    Proceeds from sale of minority interest...........................                     -                  4,080
    Proceeds from issuance of long-term debt..........................               110,000                149,261
    Proceeds from exercise of stock options...........................                   757                    316
    Common stock acquired for treasury................................               (52,468)                (4,581)
                                                                              -----------------      ------------------
        Net cash provided by financing activities.....................                51,988                146,738
                                                                              -----------------      ------------------

 Effect of Exchange Rate Changes
    on Cash and Cash Equivalents......................................                  (670)                  (101)
                                                                              -----------------      ------------------

 Net Increase (Decrease) in Cash and Cash Equivalents.................               (60,252)               157,717
 Cash and Cash Equivalents, Beginning of Period.......................               175,381                149,053
                                                                              =================      ==================
 Cash and Cash Equivalents, End of Period.............................      $        115,129       $        306,770
                                                                              =================      ==================



    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation --

         The condensed consolidated financial information for the three and nine-month periods ended September 30, 1998 and 1997 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998, and for all periods presented have been made. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.       Recent Accounting Pronouncements --

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

3.       Restricted Cash --

         At September 30, 1998, restricted cash totaled $175,427,000, and of such balance $92,150,000 and $83,277,000 are intended for use in defraying the costs of constructing offshore marine vessels for the Company and two premium offshore jackup drilling rigs ("Rigs") and other related matters for Chiles Offshore LLC ("Chiles"), a majority owned subsidiary, respectively. At September 30, 1998, the Company has funded approximately $41,182,000 in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts, see discussion below.

         Proceeds from the sale of certain offshore marine vessels have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration, and funds must be committed for expenditure within three years or they will be released for the Company's general use.

         Net proceeds from the sale by Chiles in April 1998 of $110,000,000 aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. These funds may be used to (i) partially fund the construction of Rigs,
(ii) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) provide working capital. Upon receipt by the Escrow Agent of an Officer's Certificate of Chiles that Chiles has made the final installment of the Rigs' purchase price in accordance with the related construction contracts, any funds remaining in escrow will be released by the Escrow Agent to Chiles.

4.       Reporting of Comprehensive Income --

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income (defined as net income and all other non-owner changes in equity) in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the reclassification of financial statements for earlier periods presented for comparative purposes is required. For the three-month periods ended September 30, 1998 and 1997, total comprehensive income was $28,203,000 and $33,853,000, respectively. For the nine-month periods ended September 30, 1998 and 1997, total comprehensive income was $98,348,000 and $93,864,000, respectively. Other comprehensive income or losses in 1998 and 1997 primarily resulted from net currency translation adjustments. Unrealized holding gains on securities were also included in 1998 comprehensive income.

5.       Securities Repurchase Program --

         SEACOR's Board of Directors increased its previously announced securities repurchase authority by $25,000,000. The securities covered by the repurchase program include the Company's common stock, par value $0.01 per share (the "Common Stock"), its 5 3/8% Convertible Subordinated Notes Due 2006, its 7.2% Senior Notes Due 2009, and the Chiles 10.0% Notes (collectively, the "SEACOR Securities"). The repurchase of any SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions.

         As of September 30, 1998, the Company had approximately $53,000,000 available for the repurchase of SEACOR Securities. During the nine-month period ending September 30, 1998, the Company acquired or committed to the acquisition of SEACOR Securities totaling $57,300,000 that primarily included shares of Common Stock.

6.       Earnings Per Share --

                                               For the Three-Month Periods        For the Nine-Month Periods
                                                      September 30,                     September 30,
                                            ---------------------------------- ---------------------------------
                                                                        Per                               Per
                                               Income       Shares     Share     Income       Shares     Share
                                            ------------- ------------ ------- ------------ ------------ -------
1998
----

  Basic Earnings Per Share:
    Income Before Extraordinary Item.......$ 26,361,000    13,071,676  $ 2.02  $96,681,000   13,293,876$   7.27
                                                                       ======                            ======
  Effect of Dilutive Securities:
    Options and Restricted Stock...........           -       145,142                    -      162,478
    Convertible Securities....................1,691,000     2,829,544            5,071,000    2,829,544
                                            -----------   -----------          -----------  -----------
  Diluted Earnings Per Share:
    Income Available to Common Stockholders
      Plus Assumed Conversions.............$ 28,052,000    16,046,362  $ 1.75 $101,752,000   16,285,898  $ 6.25
                                            ===========   ============ ====== ============  ===========  ======
1997
----

  Basic Earnings Per Share:
    Income Before Extraordinary Item.......$ 27,453,000    13,795,146  $ 1.99  $94,639,000   13,837,977  $ 6.84
                                                                       ======                            ======
  Effect of Dilutive Securities:
    Options and Restricted Stock...........           -       168,773                    -      163,713
    Convertible Securities.................   1,711,000     2,844,530            5,080,000    2,844,640
                                            -----------   -----------          -----------  -----------
  Diluted Earnings Per Share:
    Income Available to Common Stockholders
      Plus Assumed Conversions.............$ 29,164,000    16,808,449  $ 1.74  $99,719,000   16,846,330  $ 5.92
                                            ===========   ===========  ======  ===========  ===========  ======

7.       Long-term Debt --

         On April 29, 1998, a majority owned subsidiary of the Company, Chiles, completed the sale of the Chiles 10.0% Notes. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Pursuant to an exchange offer that was consummated on September 28, 1998, all holders of the Chiles 10% Notes exchanged such notes for new notes identical in form and terms, that were registered under the Securities Act of 1933, as amended. Interest on the Chiles 10.0% Notes is payable semiannually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles prior to May 1, 2003, except that until May 1, 2001, Chiles may redeem, at its option, in the aggregate up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71,500,000 aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes were placed in escrow to be used to (a) partially fund the construction of Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital.

         Also on April 29, 1998, Chiles executed a commitment letter that provides for a $25,000,000 revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Borrowings under the Chiles Bank Facility may be repaid and reborrowed during the term thereof and bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility, availability under the Chiles Bank Facility will commence upon delivery of the first of two Rigs being constructed under contract with Chiles. Until the commencement of availability, Chiles will be required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Chiles Bank Facility, thereafter increased to 0.50% per annum.

         The Chiles Bank Facility will be guaranteed by wholly owned subsidiaries of Chiles that own the Rigs (the "Rig Owners") and such guarantees will be secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default) and assignments of insurance proceeds.

         The Chiles Bank Facility is expected to contain customary affirmative covenants, representations, and warranties and will be cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the Noteholders or the Company may cure such event of default or prepay all of the indebtedness outstanding under the Chiles Bank Facility. In addition, the Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Chiles Bank Facility.

         The Company has received a commitment from Den norske Bank ASA ("DnB") for a six-year reducing revolving credit facility (the "New Facility") under which the Company will be able to borrow up to $100,000,000. The New Facility when executed will replace an existing reducing revolving credit facility with DnB (the "DnB Facility") and will contain covenants substantially similar to those under the existing DnB Facility.

8.       Commodity Swaps --

         The rates that the Company receives for its fleet of offshore marine vessels and those that it expects to receive from the Rigs under construction and, consequently, the earnings and cash flows from such operations, are in large part dependent upon natural gas prices. In an effort to achieve greater predictability with respect to such cash flows and earnings and to mitigate the effects that the volatility of the price of natural gas will have on the Company's operations, the Company has in the past and may in the future hedge against the risks associated with movements in natural gas prices through the use of commodity futures, options, swap agreements and other hedge devices. The use of these hedging arrangements is intended to limit the downside risk of a decline in rates for offshore marine vessels and Rigs, which typically follow a decline in natural gas prices. These arrangements, however, may also mitigate the favorable effect on earnings and cash flows of increased rates, which typically follow an increase in natural gas prices.

         The Company has entered into commodity price swap agreements pursuant to which, on each applicable settlement date, the Company receives the amount, if any, by which the contract price for the notional quantity of natural gas under contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds such contract price. As of September 30, 1998, the Company was contractually obligated for 12,580 million British thermal units ("MMbtu") of natural gas per day at an average price of $2.26 per MMbtu under commodity swap transactions that expire at various dates through September 1999. For accounting purposes, the gains and losses resulting from these agreements are recorded in the Company's profit and loss accounts monthly; gains and losses from these transactions have not been material through September, 1998.


9.       Vessel Dispositions --

         During the three and nine-month periods ended September 30, 1998, the Company completed the sale of 5 and 31 offshore marine vessels, respectively. Net pre-tax gains realized from the sale of these vessels and other equipment totaled $3,756,000 and $34,338,000 in the respective three and nine-month periods. Eleven of the vessels sold during the year have subsequently been bareboat chartered-in by the Company under operating leases that range in duration from 2 to 4 years. Certain of the gains realized from these 11 vessel sales have been deferred and are being credited to income as reductions in rental expense over the lease terms.

10.      Commitment and Contingency --

         As of September 30, 1998, the Company has contracted for the construction of 19 offshore marine vessels for an approximate aggregate cost of $159,000,000 of which $55,000,000 has been funded. During the third quarter, the Company terminated a contract for the construction of one offshore marine vessel, and contract cancellation fees and other related expenses, totaling $1,300,000, have been charged to operations. In addition, the Company's majority owned subsidiary, Chiles, has commitments to construct Rigs for an approximate aggregate cost of $172,000,000 of which $81,000,000 has been funded. Completion of these construction projects is expected during the next two years.

         The Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM") recently terminated an agreement to form two joint venture corporations for the acquisition of two new offshore marine vessels, both of which were recently delivered to the Company. TMM, through a subsidiary, would have acquired a minority equity interest in those joint venture corporations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

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

         Operating revenues are affected primarily by the number of vessels owned, average rates per day worked, utilization of the Company's fleet and the number of vessels bareboat and time chartered-in.

         Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Since 1994, certain acquisition transactions and investments in joint ventures have added over 235 vessels to the Company's fleet. During this same time period, over 90 vessels were sold of which 19 have been subsequently chartered-in. The Company is also presently committed to the construction of 19 vessels over the next two years.

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

                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                   -----------------------------   ----------------------------
                                                       1998            1997            1998          1997
                                                   -------------   -------------   ------------- --------------
Rates Per Day Worked ($): (1) (2)
   Supply and Towing Supply...................         6,296           6,357           6,712         6,161
   Anchor Handling Towing Supply..............        12,724          10,686          12,151        10,068
   Crew.......................................         2,726           2,389           2,711         2,206
   Standby Safety.............................         6,700           6,290           6,561         5,883
   Utility and Line Handling..................         1,991           1,426           1,908         1,360
   Geophysical, Freight and Other.............         7,288           4,411           6,109         4,610
      Overall Fleet...........................         4,374           3,698           4,264         3,514

Overall Utilization (%): (1)
   Supply and Towing Supply...................          89.4            88.4            90.7          91.5
   Anchor Handling Towing Supply..............          90.3            80.7            87.4          81.9
   Crew.......................................          90.7            96.1            95.0          97.0
   Standby Safety.............................         100.0            94.6            99.4          92.6
   Utility and Line Handling..................          90.5            98.1            94.1          97.7
   Geophysical, Freight and Other.............          99.9           100.0           100.0          97.0
      Overall Fleet...........................          90.9            93.7            93.4          94.5


-------------------------
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.
(2) Certain of the Company's vessels earn revenue in foreign currencies which have been converted to U.S. dollars for reporting purposes at the weighted average exchange rates of those foreign currencies for the periods indicated.

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

         The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At September 30, 1998 and 1997, the Company bareboat chartered-out five and seven vessels, respectively.

The table below sets forth the Company's marine fleet structure at the dates indicated:

              Fleet Structure                    At September 30,
                                              ------------------------
                                                 1998        1997
                                              ------------------------

Owned......................................        224         257
Bareboat and Time Chartered-In.............         25           4
Managed....................................          6           -
Joint Ventured (1).........................         41          34
Pooled (2).................................         12          12
                                              ------------------------
    Overall Fleet..........................        308         307
                                              ========================

----------------------------
(1) Through a joint venture between the Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM") (the "TMM Joint Venture"), 18 and 12 vessels were owned or chartered-in during 1998 and 1997, respectively. Eighteen and 22 vessels in 1998 and 1997, respectively, were owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures"). During 1998, the Company also acquired equity interest in several additional corporations that owned 5 vessels.
(2) 1998 and 1997 include five vessels owned by Toisa Ltd. which participate in a pool with ten Company owned North Sea standby safety vessels. Additionally, 1998 and 1997 includes seven standby safety vessels in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

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

         A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 41% during each of the nine-month periods ended September 30, 1998 and 1997, respectively.

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

         Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, operating vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older or larger vessels, which typically have higher drydocking cost, comparative results may be adversely affected. For the nine-month periods ended September 30, 1998 and 1997, drydocking costs totaled $8.7 million and $7.6 million, respectively. During these periods the Company completed the drydocking of 76 and 79 vessels, respectively.

         Operating results are also affected by the Company's participation in
(i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation, which owns a 9% equity interest in the Company's subsidiary (the "Veesea Joint Venture") that operates 10 standby safety vessels in the North Sea, (ii) the SEAVEC and Saint Fleet Pools, which coordinate the marketing of 22 standby safety vessels in the North Sea, of which 10 are owned by the Veesea Joint Venture, (iii) the TMM Joint Venture which operates 18 vessels offshore Mexico, (iv) the Smit Joint Ventures which operated 18 vessels in the Far East, Latin America, the Middle East, the Mediterranean and offshore West Africa, and
(v) other joint ventures that operate 5 vessels.

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

Drilling Services

         Through certain investment transactions in August and December 1997, the Company acquired a 55.4% membership interest in Chiles Offshore LLC ("Chiles"), a joint venture and strategic alliance created to construct, own, and operate two premium offshore jackup drilling rigs ("Rigs"). Prior to December 1997, the Company did not own a controlling interest in Chiles and therefore accounted for its investment under the equity method. Beginning after the Company's acquisition of a controlling interest in Chiles, the financial position and results of operations of Chiles were included in the consolidated financial statements of the Company. Prior to the second quarter of 1998, the results of operations for Chiles were not material. At present, Chiles has no operating assets; the first Rig is expected to enter service in April 1999.

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

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------- ----------------------------
                                                               1998          1997          1998           1997
                                                           ------------- ------------- -------------- -------------
Operating Revenue --
  Marine:
    United States......................................    $    50,746   $    48,155   $   162,078    $   140,336
    North Sea..........................................          9,827        13,291        29,170         44,179
    West Africa........................................         18,159        11,777        47,756         33,125
    Other Foreign(1)...................................         15,252         9,376        35,750         19,907
                                                           ------------- ------------- -------------- -------------
                                                                93,984        82,599       274,754        237,547
  Environmental .......................................          6,059         5,660        18,246         15,139
  Drilling.............................................              -             -             -              -
                                                           ============= ============= ============== =============
                                                               100,043        88,259       293,000        252,686
                                                           ============= ============= ============== =============
Operating Profit --
  Marine:
    United States......................................         18,702        22,211        89,793        102,631
    North Sea..........................................          2,818         9,005        10,371         18,855
    West Africa........................................          6,085         3,000        17,006         11,602
    Other Foreign(1)...................................          9,679         5,141        18,094          8,898
                                                           ------------- ------------- -------------- -------------
                                                                37,284        39,357       135,264        141,986
  Environmental .......................................          1,153           448         2,830          1,278
  Drilling.............................................           (279)            -          (660)             -
                                                           ------------- ------------- -------------- -------------

                                                                38,158        39,805       137,434        143,264
Other income (expense)(2)..............................             (9)            -            50             (3)
General corporate administration.......................         (1,349)         (859)       (3,801)        (3,150)
Net interest (expense) income..........................            764           (39)        1,880         (1,119)
Minority interest in loss (income) of subsidiaries.....           (642)          (71)       (1,345)            74
Equity in net earnings of 50% or less owned companies..          2,484         1,880         9,530          4,039
Income tax expense.....................................        (13,045)      (13,263)      (47,067)       (48,466)
                                                           ============= ============= ============== =============
Income before extraordinary item.......................    $    26,361   $    27,453   $    96,681    $    94,639
                                                           ============= ============= ============== =============


(1) Other Foreign results include certain of the Company's vessels operating primarily in the Far East, Latin America, and the Mediterranean.
(2) Excludes gains from equipment sales and certain other expenses that were reclassified to operating profit of the applicable business segment in the applicable period.

         The marine business segment's operating revenue increased $11.4 million and $37.2 million in the three and nine-month periods ended September 30, 1998, respectively, compared to the three and nine-month periods ended September 30, 1997. The increase was due primarily to higher day rates earned by many of the Company's vessels operating domestically and in other countries and the entry into domestic service of the Company's newly constructed equipment that included three premium anchor handling towing supply vessels. The increase was partially offset by a decline in the Company's revenue earned between comparable periods due primarily to (i) the sale of vessels that operated in the U.S. Gulf of Mexico, North Sea, and offshore West Africa, (ii) a decline in supply/towing supply, crew, and utility vessels' utilization in the U.S. Gulf of Mexico, and
(iii) a decline in supply/towing supply vessels' utilization in the North Sea. Since September 30, 1997, the Company has relocated vessels from the U.S. Gulf of Mexico and North Sea to West Africa and Other Foreign regions.

         The environmental business segment's operating revenue increased $0.4 million and $3.1 million in the three and nine-month periods ended September 30, 1998 compared to the three and nine-month periods ended September 30, 1997. Oil spill, retainer, and other service revenues earned in 1998 include the results of ERST/O'Brien's Inc. ("ERST"), an entity acquired by the Company in October 1997. Excluding the effect of ERST, the environmental business segment's revenue declined between comparable quarters and nine-month periods. This decrease was primarily due to a decline in the number and severity of oil spills managed by the Company and retainer services.

         The marine business segment's operating profit decreased $2.1 million and $6.7 million in the three and nine-month periods ended September 30, 1998, respectively, compared to the three and nine-month periods ended September 30, 1997. Excluding the effect of gains from the sale of equipment in each period, operating profit increased $4.5 million and $16.2 million in the three and nine-month periods ended September 30, 1998, respectively, compared to the three and nine-month periods ended September 30, 1997. This increase was due to factors affecting operating revenue as outlined above offset by higher cost of
(i) wages and related benefits, (ii) bareboat and time charters, (iii) administration (see discussion below), (iv) repairs and maintenance, and (v) canceling a construction contract. Crew wages and related benefits increased domestically, in West Africa, and in Other Foreign regions in response to competition for qualified personnel due to active market conditions. Bareboat and time charter expenses rose due to vessel sales and bareboat charter-in transactions domestically and the addition of time chartered-in vessels in West Africa and Other Foreign regions. Although drydocking expense declined between comparable quarters, the Company's nine-month costs rose due primarily to an increase in the number and cost of larger vessels repaired in Other Foreign regions. Certain fees and expenses were incurred domestically pursuant to the cancellation of a contract for the construction of a supply vessel.

         In the three and nine-month periods ended September 30, 1998, the Company sold 5 and 31 vessels, respectively, and other equipment resulting in pre-tax gains of $3.8 million and $34.3 million, respectively. In the comparable periods of 1997, the Company sold 4 and 26 vessels, respectively, and other equipment resulting in gains of $10.3 million and $57.3 million, respectively. Sales during the nine-month period ending September 30, 1998 included: 13 supply/towing supply, 7 anchor handling towing supply, 6 utility, and 5 crew vessels. Sales during the nine-month period ending September 30, 1997 included:
13 supply/towing supply, 6 utility, 4 anchor handling towing supply, 2 crew, and 1 freight vessel. In both years, the majority of these vessels operated from U.S. ports. Profits from vessel sales declined in 1998 due primarily to the deferral of certain gains associated with the sale and subsequent bareboat charter-in of 11 vessels. These deferred gains are being credited to income as reductions in rental expense over the applicable charter terms.

         Declining oil prices have recently resulted in reduced drilling activities in the U.S. Gulf of Mexico. As a result, day rates earned by the Company's supply/towing supply vessels and utilization of its supply/towing supply, crew, and utility vessels have declined in the U.S. Gulf of Mexico. For the Company's remaining domestic fleet, day rates have generally remained steady and utilization has been relatively high. Should the cutback in U.S. Gulf of Mexico drilling activities continue or increase, the Company's domestic operating profits may be adversely affected. Declining oil prices have not materially affected the day rates or utilization of the Company's foreign offshore marine fleet. Should oil price declines result in reduced foreign drilling activities, the Company's foreign operating profits may also be adversely affected.

         The environmental business segment's operating profit increased $0.7 million and $1.6 million in the three and nine-month periods ended September 30, 1998 compared to the three and nine-month periods ended September 30, 1997. In addition to including the results of ERST, operating profits rose due to reduced operating costs.

         The Company's overall administrative and general expenses, relating primarily to operating activities, increased $3.5 million and $7.0 million in the three and nine-month periods ended September 30, 1998, respectively, compared to the three and nine-month periods ended September 30, 1997. The increase was primarily due to (i) higher marine business segment costs, (ii) the acquisition of ERST, and (iii) the acquisition of a majority equity interest in Chiles. During 1998, the marine business segment added staff in support of the Company's operations in the North Sea, offshore West Africa, and in Other Foreign regions and experienced increases in wage and benefit costs commensurate with competition for personnel in the domestic labor market. The marine business segment also increased its provision for doubtful trade accounts receivable in the West Africa region. Corporate administrative expenses also rose between comparable three and nine-month periods due to higher wage and related benefit and legal costs. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

         The Company's overall depreciation and amortization expense, relating primarily to operating activities, did not change significantly between the comparable three and nine-month periods ended September 30, 1998 and 1997. A decline in depreciation expense due to offshore marine vessel sales was offset primarily by higher costs associated with depreciating certain capitalized additional purchase consideration attributable to the acquisition of offshore marine vessels from SMIT International Overseas B.V. ("SMIT Overseas") pursuant to a December 19, 1996 transaction (the "SMIT Additional Consideration Transaction") that was paid during the first quarter of 1998 and newly constructed offshore marine vessels.

         Net interest income rose $0.8 million and $3.0 million in the three and nine-month periods ended September 30, 1998 compared to the three and nine-month periods ended September 30, 1997. Interest income rose between comparable periods due primarily to greater invested cash balances that primarily resulted from (i) the sale in September 1997 of $150.0 million aggregate principal amount of the Company's 7.2% Senior Notes Due 2009 (the "7.2% Notes"), (ii) the sale of offshore marine vessels, (iii) the sale in April 1998 of $110.0 million aggregate principal amount of Chiles' 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes"), and (iv) the continuing strong results of operations. Interest expense also rose between comparable periods. An increase in the Company's interest expense due to the (i) sale of the 7.2% Notes, (ii) sale of the Chiles 10.0% Notes, and (iii) amortization of debt discount recognized on indebtedness issued pursuant to the SMIT Additional Consideration Transaction was partially offset by an increase in capitalized interest costs associated with the offshore marine vessel and premium offshore jackup drilling rig construction programs.

         Minority interest in income of the Company's subsidiaries increased $0.6 million and $1.4 million in the three and nine-month periods ended September 30, 1998, respectively, compared to the three and nine-month periods ended September 30, 1997. The increase was due primarily to the commencement of operations in June 1997 of a marine business segment subsidiary that owns a recently constructed anchor handling towing supply vessel and the acquisition in December 1997 of a majority ownership interest in Chiles.

         Equity earnings from 50% or less owned companies increased $0.6 million and $5.5 million in the three and nine-month periods ended September 30, 1998 compared to the three and nine-month periods ended September 30, 1997. The increase in equity earnings between comparable quarters primarily related to improved operating results of the Company's Mexican Joint Venture. Equity earnings between comparable nine-month periods also rose due primarily to the improved operating results of both the Smit Joint Ventures (that included an approximate $1.4 million gain from a vessel sale) and Mexican Joint Venture. The improved operating results of comparable periods were partially offset by an increase in a bad debt provision for trade accounts receivable in Mexico.

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

         During the nine-month period ended September 30, 1998, the Company had a net use of cash in investing activities resulting primarily from (i) expenditures associated with the construction of offshore marine vessels and Rigs, (ii) purchases of marketable securities, (iii) additional funds set aside into restricted cash accounts to be used toward the purchase of offshore marine vessels and Rigs, and (iv) the satisfaction of a cash obligation pursuant to the SMIT Additional Consideration Transaction. The use of cash was offset principally by cash generated from the sale of offshore marine vessels and certain marketable securities.

         Also during the nine-month period ended September 30, 1998, cash generated from financing activities resulted primarily from the sale of the Chiles 10.0% Notes. This increase was primarily offset by the repurchase of 1,096,200 shares of the Company's common stock, 712,000 of which were repurchased from a subsidiary of SMIT Overseas on March 3, 1998.

         Under the terms of a revolving credit facility (the "DnB Facility") with Den norske Bank ASA ("DnB"), the Company may borrow up to $93.75 million. At September 30, 1998, the Company had $93.65 million available for future borrowings. The DnB Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The DnB Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to the Company's and its subsidiaries' assets, and restricts the payment of dividends. The Company has received a commitment from DnB for a six-year reducing revolving credit facility (the "New Facility") under which the Company will be able to borrow up to $100 million. The New Facility when executed will replace the existing DnB Facility and will contain covenants substantially similar to those under the existing DnB Facility.

         A majority owned subsidiary of the Company, Chiles, completed the sale of the Chiles 10.0% Notes on April 29, 1998. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Pursuant to an exchange offer that was consummated on September 28, 1998, all holders of the Chiles 10% Notes exchanged such notes for new notes identical in form and terms, that were registered under the Securities Act of 1933, as amended. Interest on the Chiles 10.0% Notes is payable semiannually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles prior to May 1, 2003, except that until May 1, 2001, Chiles may redeem, at its option, in the aggregate up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71.5 million aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption.

         On April 29, 1998, Chiles also executed a commitment letter with MeesPierson Capital Corporation and Nederlandse Scheepshypotheek Bank N.V. that provides for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Availability under the Chiles Bank Facility will commence upon first delivery of one of the two Rigs being constructed by Chiles that is expected to occur during the second quarter of 1999.

         At September 30, 1998, the Company had restricted cash of approximately $175.4 million, and of such balance $92.1 million and $83.3 million are intended for use in defraying the costs of constructing offshore marine vessels for the Company and Rigs for Chiles, respectively. At September 30, 1998, the Company has funded approximately $41.2 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amount to be replenished from construction reserve fund restricted cash accounts, see discussion below.

         Proceeds from the sale of certain offshore marine vessels have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established in 1997 and 1998 pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration, and funds must be committed for expenditure within three years or they will be released for the Company's general use.

         Net proceeds from the sale of the Chiles 10.0% Notes were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. These funds may be used to (i) partially fund the construction of Rigs, (ii) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and
(iii) provide working capital. Upon receipt by the Escrow Agent of an Officer's Certificate of Chiles that Chiles has made the final installment of the Rigs' purchase price in accordance with the related construction contracts, any funds remaining in escrow will be released by the Escrow Agent to Chiles.

         The rates that the Company receives for its fleet of offshore marine vessels and those that it expects to receive from the Rigs under construction and, consequently, the earnings and cash flows from such operations, are in large part dependent upon natural gas prices. In an effort to achieve greater predictability with respect to such cash flows and earnings and to mitigate the effects that the volatility of the price of natural gas will have on the Company's operations, the Company has in the past and may in the future hedge against the risks associated with movements in natural gas prices through the use of commodity futures, options and swap agreements and other hedge devices. The use of these hedging arrangements is intended to limit the downside risk of a decline in rates for offshore marine vessels and Rigs, which typically follow a decline in natural gas prices. These arrangements, however, may also mitigate the favorable effect on earnings and cash flows of increased rates, which typically follow an increase in natural gas prices.

         The Company has entered into commodity price swap agreements pursuant to which, on each applicable settlement dates, the Company receives the amount, if any, by which the contract price for the notional quantity of natural gas under contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds such contract price. As of September 30, 1998, the Company was contractually obligated for 12,580 million British thermal units ("MMbtu") of natural gas per day at an average price of $2.26 per MMbtu under commodity swap transactions that expire at various dates through September 1999. For accounting purposes, the gains and losses resulting from these arrangements are recorded in the Company's profit and loss accounts monthly; gains and losses from these transactions have not been material through September, 1998.

         SEACOR's Board of Directors has increased its previously announced securities repurchase authority by $25.0 million. With this increase, the Company has approximately $53.0 million available for such purposes. The securities covered by the repurchase program include the Company's common stock, par value $0.01 per share, its 5 3/8% Convertible Subordinated Notes due 2006, its 7.2% Notes, and the Chiles 10.0% Notes. The repurchase of any such securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions

Capital Expenditures

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

         As of September 30, 1998, the Company has contracted for the construction of 19 offshore marine vessels for an approximate aggregate cost of $159.0 million of which $55.0 million has been funded. During the third quarter, the Company terminated a contract for the construction of one offshore marine vessel, and contract cancellation fees and other related expenses, totaling $1.3 million, have been charged to operations. In addition, the Company's majority owned subsidiary, Chiles, has commitments to construct Rigs for an approximate aggregate cost of $172.0 million of which $81.0 million has been funded. Completion of these construction projects is expected during the next two years.

         The Company and Transportacion Maritima Mexicana S.A. de C.V. ("TMM") recently terminated an agreement to form two joint venture corporations for the acquisition of two new offshore marine vessels, both of which were recently delivered to the Company. TMM, through a subsidiary, would have acquired a minority equity interest in those joint venture corporations.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

Year 2000

         The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four and that date sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted incorrectly. The Company has been pursuing a strategy to ensure that all of its significant computer systems will be able to process dates from and after January 1, 2000 without critical failure. Computerized systems are integral to the Company's operations, particularly for accounting and office product software applications used throughout the its many offices and, to a lesser extent, for communication, navigational and other systems aboard certain of the Company's vessels.

         Most of the Company's computerized accounting and office product software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Where necessary, these software developers have already modified and released newer versions of their product that are Y2K compliant. The Company has implemented or is in the process of testing and evaluating these newer Y2K compliant versions. In connection with the acquisition of accounting applications in prior years unconnected with its Y2K planning, the Company has already upgraded materially all of its computer hardware to systems that are Y2K compliant. The Company expects to complete the implementation of both Y2K compliant accounting and office product software and related hardware during the second quarter of 1999. Substantially all Y2K compliant software upgrades have been provided under the terms of the Company's maintenance contracts without additional cost and upgrades required for related hardware are not expected to be significant.

         The Company is currently in the process of upgrading existing software applications and replacing certain computer hardware equipment to be year 2000 compliant. At present, the Company is still evaluating all areas of its information technology infrastructure and anticipates that this assessment will be completed during the first quarter of 1999. The Company does not expect that the costs to modify its information technology infrastructure to be Y2K compliant will be material to its financial condition or results of operations.

         The Company is in the process of inventorying and preparing a risk analysis of the date- aware systems that are used aboard its vessels with completion expected during the fourth quarter of 1998. While the status of this inventory and analysis does not yet permit management to forecast costs of making all such systems Y2K compliant, estimates associated therewith are expected to be complete in the first quarter of 1999.

         The Company's computer systems are not widely integrated with the systems of its suppliers and customers. A potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and recently, the Company added Y2K compliance requirements to all of its purchasing contracts. An assessment of Y2K third-party risk is under way and scheduled for completion during the fourth quarter of 1998.

         At present, the Company has not developed a contingency plan to address all areas of risk associated with Y2K compliance but expects to develop a plan, if needed, beginning in the first quarter of 1999. The Company is committed to ensuring that it is fully Y2K ready and believes that, when completed, its plans will adequately address the above-mentioned risks.

         Based upon the Y2K risk assessment work performed thus far, the Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. Although the Company does not expect that such disruptions would have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company's belief is correct or that its risk assessments are, in fact, accurate. The Company believes that the upgrades to its hardware and software systems, in conjunction with any contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations, however, such assessment is predicated on the timely completion of the above referenced software modifications. Should these modifications and upgrades be delayed or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

European Economic and Monetary Union

         The Company conducts business in the Netherlands and France, which have agreed to join the European Economic and Monetary Union (the "EMU"), member nations of which, among other things, have agreed to adopt a single currency called the Euro. On January 1, 1999, a three-year transition period for the Euro will begin and the conversion rates between the Euro and national currencies will be fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. The software upgrades of the Company's principal financial accounting system necessary to allow for the conduct of business in Euros and national currencies during the transition period and entirely in Euros thereafter have been provided under the terms of a maintenance contract with its software provider without additional cost. There may also be other costs relating to the conversion to the Euro that the Company is unable to accurately estimate or segregate, but the Company does not anticipate that such costs will be material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future financial condition or results of operations.


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


                                SEACOR SMIT Inc.
                                (Registrant)

DATE: NOVEMBER 13, 1998          By: /s/ Charles Fabrikant
                                     ------------------------------------------
                                     Charles Fabrikant, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



DATE: NOVEMBER 13, 1998          By: /s/ Randall Blank
                                     ------------------------------------------
                                     Randall Blank, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

   27.1             Financial Data Schedule.