Form 10-K
period 1998-12-31
SEACOR SMIT INC
filed 1999-04-01
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission file number 1-12289

                                SEACOR SMIT INC.
                                ----------------
             (Exact name of Registrant as Specified in Its Charter)


           Delaware                                      13-3542736
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


11200 Westheimer, Suite 850, Houston, Texas                   77042
-------------------------------------------                   -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code       (713) 782-5990
                                                         --------------

          Securities registered pursuant to Section 12 (b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

      Common Stock, par value                    New York Stock Exchange
      $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 23, 1999 was approximately $236,800,000. The total number of shares of Common Stock issued and outstanding as of March 23, 1999 was 12,117,523 .

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this Annual Report on Form 10-K.

                                SEACOR SMIT INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                    PART I

                                                                                                              Page
Item 1.             Business................................................................................    1
                    Offshore Marine Services................................................................    3
                    Environmental Services..................................................................    7
                    Drilling Services.......................................................................    9
                    Employees...............................................................................   10
                    Glossary of Selected Offshore Marine Industry Terms.....................................   11

Item 2.             Properties..............................................................................   12

Item 3.             Legal Proceedings.......................................................................   12

Item 4.             Submission of Matters to a Vote of Security Holders.....................................   12

Item 4A.            Executive Officers of the Registrant....................................................   12


                                                      PART II


Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters...................   14

Item 6.             Selected Financial Data.................................................................   15


Item 7.             Management's Discussion and Analysis of Financial Condition and

                       Results of Operations................................................................   16
                    Offshore Marine Services................................................................   16
                    Environmental Services..................................................................   18
                    Drilling Services.......................................................................   18
                    Results of Operations...................................................................   19
                    Liquidity and Capital Resources.........................................................   23

Item 8.             Financial Statements and Supplementary Data.............................................   29


Item 9.             Changes in and Disagreements with Accountants on Accounting and

                       Financial Disclosure.................................................................   29


                                                     PART III


Item 10.            Directors and Executive Officers of the Registrant......................................   30

Item 11.            Executive Compensation..................................................................   30

Item 12.            Security Ownership of Certain Beneficial Owners and Management..........................   30

Item 13.            Certain Relationships and Related Transactions..........................................   30


                                                      PART IV


Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   31


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

       ITEM 1.    BUSINESS

       GENERAL

       The Company is a major provider of offshore marine services to the oil and gas exploration and production industry, is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing, and handling facilities, and owns a majority equity interest in a company that is building two state-of-the-art premium jackup offshore drilling rigs.

       The Company's offshore marine service business operates a diversified fleet of vessels, 303 as of March 1, 1999, primarily dedicated to servicing offshore oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, offshore West Africa, the North Sea, the Far East, Latin America, and the Mediterranean. The Company's offshore marine fleet, including owned, chartered-in, joint ventured, pooled, and managed vessels, delivers cargo and personnel to offshore installations, handles anchors for drilling rigs and other marine equipment, supports offshore construction and maintenance work, and provides standby safety support and oil spill response services. The Company also furnishes vessels for special projects such as well stimulation, seismic data gathering, salvage, freight hauling, and line handling. In connection with its offshore marine services, the Company offers logistics services for the offshore industry including the coordination and provision of marine, air, and land transportation and materials handling and storage.

       The Company's environmental service business provides contractual oil spill response and other professional services to those who store, transport, produce, or handle petroleum and certain non-petroleum oils as required by the Oil Pollution Act of 1990, as amended ("OPA 90"), and various state regulations. The Company's environmental services, provided primarily through its wholly owned subsidiaries, National Response Corporation ("NRC"), International Response Corporation ("IRC"), and ERST/O'Brien's Inc. ("ERST"), include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires, and natural disasters, and the maintenance of specialized equipment for immediate deployment in response to spills and other events. NRC has acted as the principal oil spill response contractor on several of the largest oil spills that have occurred in the United States since the enactment of OPA 90.

       The Company owns a 55.4% membership interest in Chiles Offshore LLC, a Delaware limited liability company ("Chiles Offshore"), that was formed for purposes of constructing, owning, and operating state-of-the-art premium jackup offshore drilling rigs. Chiles Offshore commenced construction of two state-of-the-art premium jackup offshore drilling rigs at the AMFELS, Inc. ("AMFELS") shipyard in Brownsville, Texas under fixed-price contracts in 1997. The first rig, the Chiles Columbus, is a LeTourneau Enhanced 116-C design, and the second, the Chiles Magellan, is a LeTourneau Super 116 design (together, the "Rigs"). Construction and outfitting of the Rigs are expected to cost an aggregate $171.3 million, excluding capitalized interest. References herein to "Chiles" shall mean Chiles Offshore together with its wholly owned subsidiaries, Chiles Columbus LLC and Chiles Magellan LLC (the "Rig Owners"), both of which are Delaware limited liability companies and owners of the Chiles Columbus and Chiles Magellan, respectively.

       SEACOR was incorporated in Delaware in December 1989 and conducts its business principally through wholly owned and majority owned subsidiaries, many of which have been organized to facilitate vessel acquisitions and various financing transactions in connection therewith and to satisfy foreign and domestic vessel certification requirements. SEACOR's principal executive offices are located at 11200 Westheimer, Suite 850, Houston, Texas 77042, where its telephone number is (713) 782-5990.

       Unless the context indicates otherwise, any reference in this Annual Report on Form 10-K to the "Company" refers to SEACOR SMIT Inc. and its consolidated subsidiaries, "SEACOR" refers to SEACOR SMIT Inc., and "Common Stock" refers to the common stock, par value $.01 per share, of SEACOR SMIT Inc. Certain industry terms used in the description of the Company's offshore marine business are defined or described under "Glossary of Selected Offshore Marine Industry Terms" appearing at the end of this Item 1.

       RECENT DEVELOPMENTS

       On March 3, 1998, the Company repurchased from SMIT International Overseas B.V. ("SMIT Overseas"), a subsidiary of SMIT Internationale N.V. ("SMIT"), 712,000 shares of Common Stock for approximately $37.0 million (the "SMIT Stock Repurchase Transaction"). The Common Stock was issued to SMIT Overseas as part of the purchase consideration paid for the Company's acquisition of SMIT's offshore supply vessel fleet in December 1996 (the "SMIT Transaction"). The Company also satisfied its obligation to pay up to an additional $47.2 million of purchase consideration that would otherwise be payable to SMIT in 1999 through the payment to SMIT of $20.88 million in cash and through the issuance in January 1999 of $23.2 million principal amount of five-year unsecured promissory notes that bear interest at a rate of 5.467% per annum (the "SMIT Additional Consideration Transaction"). As part of the SMIT Additional Consideration Transaction, the Company and SMIT also have agreed to extend the three year term of the salvage and maritime contracting and non-compete agreements first established in December 1996 through December 2001.

       On April 29, 1998, Chiles completed the sale of $110.0 million aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") which will mature May 1, 2008. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Pursuant to an exchange offer that was consummated on September 28, 1998, all holders of the Chiles 10.0% Notes exchanged such notes for new notes identical in form and terms, that were registered under the Securities Act of 1933, as amended. Interest on the Chiles 10.0% Notes is payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. The proceeds from the issuance of the Chiles 10.0% Notes were placed in escrow to be used to (a) partially fund the construction of the Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital. All obligations with respect to the Chiles 10.0% Notes are limited exclusively to Chiles and are nonrecourse to SEACOR.

       Also on April 29, 1998, Chiles entered into a bank credit agreement that provides for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Borrowings under the Chiles Bank Facility may be repaid and reborrowed during the term thereof and will bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties, conditions (financial or otherwise), or prospects since the date of execution of the Chiles Bank Facility, availability under the Chiles Bank Facility will commence upon delivery of a rig being constructed by Chiles. All obligations with respect to the Chiles Bank Facility are limited exclusively to Chiles and are nonrecourse to SEACOR. Presently, management has no reason to believe that credit under the facility will not be available.

       During 1998, the Company purchased 1,305,100 shares of Common Stock and $17.1 million principal amount of the Chiles 10.0% Notes at an aggregate cost of $74.6 million. SEACOR's Board of Directors also during 1998 expanded its previously announced securities repurchase authority to include, in addition to Common Stock and its 5 3/8% Convertible Subordinated Notes due 2006 (the "5 3/8% Notes"), its 7.2% Senior Notes due 2009 (the "7.2% Notes") and the Chiles 10.0% Notes (collectively, the "SEACOR Securities") and increased its securities repurchase authority by $65.0 million. During February 1999, security repurchase authority was again increased by $25.0 million. The repurchase of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise depending on market conditions.

       During 1998, the Company completed the sale of 34 offshore marine vessels that operated domestically and internationally and other property and equipment for aggregate consideration of $144.0 million. Of the vessels sold during the year, 11 have subsequently been bareboat chartered-in by the Company under operating leases that range in duration from 2 to 4 years. Proceeds from the sale of certain of these offshore marine vessels were deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Also during the year, the Company completed construction and accepted delivery of 10 offshore marine vessels.

       On November 17, 1998, the Company entered into an agreement for a $100.0 million unsecured reducing revolving credit facility (the "Credit

       Facility") with Den norske Bank ASA ("DnB"), as agent for itself and other lenders named therein, that replaced an existing revolving credit facility with DnB.

       OFFSHORE MARINE SERVICES

       GEOGRAPHIC MARKETS SERVED

       The operations of the Company's offshore marine service business are concentrated in five geographic regions of the world. The table below sets forth, at the dates indicated, the number of vessels operated directly by the Company or through its joint ventures and pooling arrangements in each of those regions.

                                                               At December 31,                    At March 1,
                                              --------------------------------------------------
             Geographic Market                     1996             1997            1998             1999
--------------------------------------------- ---------------- --------------- ---------------- ----------------
Domestic, principally the U.S. Gulf of Mexico         175              195             177               177
                                              ---------------- --------------- ---------------- ----------------
Foreign:

    Offshore West Africa...................            34               31              39                38
    North Sea..............................            34               31              28                25
    Far East...............................            19               17              14                14
    Latin America..........................            12               20              34                34
    Other..................................            12               12              15                15

                                              ---------------- --------------- ---------------- ----------------
       Total Foreign.......................           111              111             130               126
                                              ================ =============== ================ ================
          Total Fleet(1)...................           286              306             307               303
                                              ================ =============== ================ ================

        ---------------
             (1) Excludes oil spill response vessels operated by the Company's environmental service business.

       DOMESTIC. The Company is a major provider of offshore marine services to the oil and gas exploration and production industry that operates primarily in the U.S. Gulf of Mexico. Larger supply, towing supply, and anchor handling towing supply vessels generally support exploration activity, which has expanded into deeper water regions of the U.S. Gulf of Mexico. At December 31, 1998, the Company operated 30 of approximately 340 of these larger vessels currently operating in the U.S. Gulf of Mexico. Similar vessels and smaller crew and utility vessels also support production activity. At December 31, 1998, the Company operated 141 of approximately 400 estimated crew and utility vessels operating in the U.S. Gulf of Mexico. The Company also operated or bareboat chartered-out 6 specially equipped vessels that provide well stimulation, seismic data gathering, oil spill response, and freight services from shore bases primarily in the U.S. Gulf of Mexico region.

       Exploration and drilling activities in the U.S. Gulf of Mexico, which affects the demand for vessels, are largely a function of the short-term and long-term trends in the levels of oil and gas prices. Demand for vessels and rates per day worked in the U.S. Gulf of Mexico have been declining for certain of the Company's vessels due to reduced drilling and production support activities as a result of lower oil and gas prices.

       OFFSHORE WEST AFRICA. The Company is one of the largest offshore marine operators serving the West African coast. At December 31, 1998, the Company and its joint venture partners operated 39 of the approximately 225 offshore support vessels working in this market. Competition is more concentrated in this market than in the U.S. Gulf of Mexico in that 6 companies operate most of the vessels currently active in the region. The need for offshore support vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support. The Company's offshore West African operations have been adversely affected by recent declines in oil prices. If low oil prices continue, management believes that rates per day worked and utilization of the Company's fleet in this region will be adversely affected.

       NORTH SEA. The Company provides standby safety, supply, towing supply, and anchor handling towing supply vessel services to customers in the North Sea. At December 31, 1998, there were approximately 150 vessels certified to provide standby safety services in the North Sea, and the Company owns and operates 11 of those vessels. Twelve additional standby safety vessels are marketed by the Company or its managing agent under pooling arrangements with U.K. companies. See "Joint Ventures and Pooling Arrangements." Demand in this market for standby safety service developed in 1991 after the United Kingdom promulgated increased safety legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation generally requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company believes that it was one of the first companies to convert certain offshore marine service vessels for use as standby safety service vessels. Demand for standby safety vessels in the North Sea has recently declined due to reduced drilling activities as a result of lower oil and gas prices.

       Also, at December 31, 1998, the Company owned 5 of the approximately 215 offshore support vessels working in the North Sea. Two towing supply and 1 supply vessel were working on the Netherlands' Continental Shelf and 2 towing supply vessels were employed in the U.K. sector. At December 31, 1998, 83 mobile drilling rigs were positioned in the North Sea of which 7 were unemployed. At present, there are an estimated 37 offshore support vessels under construction in the region that are expected to enter operation in the North Sea during 1999 and 2000. Should low oil prices continue and offshore support vessel capacities expand as expected, the Company believes that rates per day worked will likely decline during 1999.

       FAR EAST. At December 31, 1998, 6 owned, 2 bareboat chartered-in, and 1 managed vessel of the Company and 5 vessels owned by a joint venture corporation in which the Company has an equity interest (9 anchor handling towing supply and 5 towing supply vessels) operated in this region. See "Joint Ventures and Pooling Arrangements." At December 31, 1998, there were approximately 285 offshore support vessels principally owned by approximately 20 companies supporting exploration, production, construction, and special project activities in approximately 16 countries in the Far East. Drilling activities have declined in this region in direct response to low oil prices; however, production services have remained relatively steady.

       LATIN AMERICA. The Company provides offshore marine services in Latin America for both exploration and production activities. At December 31, 1998, 23 of the Company's 34 vessels operating in this region were based in Mexican ports, and the remaining 11 vessels were based in ports in Chile, Venezuela, Trinidad, Brazil, and Argentina. Thirty-two of the Company's vessels working in Latin America were operated by joint ventures. See "Joint Ventures and Pooling Arrangements."

       Operating conditions in Mexico are, in many respects, similar to those in the U.S. Gulf of Mexico; however, demand for offshore support vessels in Mexico historically has been affected to a significant degree by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. Offshore exploration and production activity increased in 1998 due mainly to large infrastructure projects contracted in 1997 and carried forward into 1998. These projects had been previously deferred by PEMEX due to currency and political problems prior to 1997. At December 31, 1998, there were approximately 160 offshore support vessels, including tugs and barges, operating in the Mexican offshore market.

       Recent declines in oil prices are expected to negatively affect drilling and production activities in Latin America, and rates per day worked and utilization of certain of the Company's vessels operating in this region are expected to decrease.

       FLEET

       The offshore marine service industry supplies vessels to owners and operators of offshore drilling rigs and production platforms. Two of the largest groups of offshore support vessels which the Company operates are crew boats, which transport personnel and small loads of cargo when expedited deliveries are required, and utility boats, which support offshore production by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have more powerful engines, a deck mounted winch and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. The Company also operates supply vessels, which transport drill pipe, drilling fluids, and construction materials, and special service vessels, which support well stimulation, seismic data gathering, line handling, freight hauling, oil spill response, salvage, and standby safety. As of December 31, 1998, the average age of the Company's owned offshore marine fleet was approximately 13.6 years.

       The following table sets forth, at the dates indicated, certain summary fleet information for the Company. For a description of vessel types, see "Glossary of Selected Offshore Marine Industry Terms" at the end of this
       Item 1.

                                                           At December 31,                At March 1,
                                              -----------------------------------------------------------
              Type of Vessels                     1996          1997          1998            1999
--------------------------------------------- ------------- ------------- -------------------------------
Crew.......................................            77            83            82             81
Utility and Line Handling..................            70            86            83             82
Supply and Towing Supply...................            70            75            81             80
Anchor Handling Towing Supply..............            37            37            34             36
Standby Safety.............................            22            22            23             20
Geophysical, Freight and Other.............            10             3             4              4
                                              ============= ============= ===============================
Total Fleet................................           286           306           307            303(1)
                                              ============= ============= ===============================

       ------------
             (1) Excludes 11 oil spill response vessels but includes 227 offshore marine service vessels owned by the Company and 76 offshore marine service vessels that are not owned by the Company. Of the 76 offshore marine service vessels that are not Company owned, 34 are owned by joint venture corporations in which the Company has an equity interest, 9 are operated under pooling arrangements with Company owned vessels, 29 are chartered-in or managed by the Company, and 4 are chartered-in by the TMM Joint Venture, as hereinafter defined, for use in their operations.

       Since 1994, vessel acquisition transactions and investments in joint ventures that have significantly increased the size of the Company's fleet include: (i) 127 utility, crew, and supply vessels acquired in a 1995 transaction (the "Graham Transaction") with John E. Graham & Sons and certain of its affiliated companies (collectively "Graham"), (ii) 11 towing and anchor handling towing supply vessels acquired pursuant to transactions in 1995 and 1996 (the "1995 and 1996 CNN Transactions") with Compagnie Nationale de Navigation ("CNN"), a French corporation, (iii) 41 crew and utility vessels acquired in a 1996 transaction (the "McCall Transaction") with McCall Enterprises, Inc. and its affiliated companies

       (the "McCall Companies"), (iv) 28 anchor handling towing supply, supply, and towing supply vessels acquired and equity investments in joint ventures that owned 21 anchor handling towing supply and towing supply vessels pursuant to the SMIT Transaction, (v) 24 utility, crew, and supply vessels acquired in a 1997 transaction (the "Galaxie Transaction") with Galaxie Marine Service, Inc. and affiliated companies ("Galaxie"), and (vi) 15 anchor handling towing supply, crew, and supply vessels constructed for the Company during 1997 and 1998. The vessels acquired in the Graham Transaction, the McCall Transaction, and the Galaxie Transaction and those constructed for the Company primarily support the oil and gas exploration and production industry in the U.S. Gulf of Mexico; whereas, vessels acquired in the 1995 and 1996 CNN Transactions and the SMIT Transaction are employed in foreign offshore support markets.

       The Company actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. Since 1994, the Company has sold 99 vessels that include: (i) 6 utility, 4 supply, 1 crew, and 1 anchor handling towing supply in 1995, (ii) 16 utility in 1996, (iii) 15 supply (7 of which have been bareboat chartered-in by the Company), 7 utility, 6 towing supply, 5 anchor handling towing supply (1 of which has been bareboat chartered-in by the Company), 2 crew, 1 freight, and 1 seismic in 1997, and (iv) 8 anchor handling towing supply (3 of which have been bareboat chartered-in by the Company), 8 towing supply (3 of which have been bareboat chartered-in by the Company), 7 utility, 6 supply (5 of which have been bareboat chartered-in by the Company), and 5 crew in 1998.

       The Company is also committed to the construction of 15 vessels over the next two years that include 8 crew, 4 anchor handling towing supply, 2 utility, and 1 supply.

       JOINT VENTURES AND POOLING ARRANGEMENTS

       The Company has formed or acquired interests in joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities, and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet and lessen the risks and capital outlays associated with independent fleet expansion. The joint venture and pooling arrangements in which the Company participates are described below:

       VEESEA JOINT VENTURE. Standby safety vessels operated by the Company in the North Sea are owned by a subsidiary of the Company, VEESEA Holdings, Inc. ("VEESEA Holdings") and its subsidiaries (collectively, "VEESEA"). All standby safety vessels operated by the Company in the North Sea are managed under an arrangement with Vector Offshore Limited, a U.K. company ("Vector"), which owns a 9% interest in VEESEA Holdings (the "Veesea Joint Venture"). The Veesea Joint Venture enabled the Company, beginning in 1991, to enter a niche market using local management and an existing infrastructure. At December 31, 1998, 11 vessels owned by the Company were operating in standby safety service pursuant to the Veesea Joint Venture.

       SEAVEC POOL. In January 1995, the Company entered into a pooling arrangement with Toisa Ltd., a U.K. offshore marine transportation and services company ("Toisa"). Under this pooling arrangement (the "SEAVEC Pool"), the Company and Toisa jointly market their standby safety vessels in the North Sea market, with operating revenues pooled and allocated to the respective companies pursuant to a formula based on the class of vessels each company contributes to the pool. At December 31, 1998, the SEAVEC Pool was comprised of 16 vessels of which 5 were owned by Toisa.

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

       TMM JOINT VENTURE. During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture"). The TMM Joint Venture is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International, Ltd., in each of which the Company owns a 40% equity interest. The TMM Joint Venture enabled the Company to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for the Company's fleet in the region. At December 31, 1998, the TMM Joint Venture operated 12 vessels owned by the joint venture and 11 chartered-in vessels, 6 of which were provided by the Company.

       SMIT JOINT VENTURES. Pursuant to the SMIT Transaction, the Company acquired certain joint venture interests owned by SMIT (the "SMIT Joint Ventures") which increased the Company's presence in international markets. At December 31, 1998, 18 vessels in the Far East, Latin America, the Middle East, and the Mediterranean were owned and operated by the SMIT Joint Ventures.

       VISION JOINT VENTURE. During 1997, the Company completed the structuring of a limited liability company, SEACOR VISION LLC (the "Vision Joint Venture"), with a wholly owned subsidiary of TMM that owns and operates an anchor handling towing supply vessel that was constructed in 1997. A subsidiary of TMM owns 25% of the Vision Joint Venture, and the Company owns all of the remaining membership interest. At December 31, 1998, the vessel was operating in Latin America.

       OTHER JOINT VENTURES. As of December 31, 1998, the Company participated in eight additional joint ventures. Five were involved in the operation of offshore marine service vessels internationally. One holds an investment in a Handymax Dry-Bulk vessel built in 1990. One offers logistics services to the offshore industry, including the coordination and provision of marine, air, and land transportation and materials handling and storage in the U.S. Gulf of Mexico. Another assists with the management of the Company's vessels operating offshore Nigeria.

       CUSTOMERS

       The Company offers offshore marine services to over 150 customers who are primarily major integrated oil companies and large independent oil and gas exploration and production companies. The Company has enjoyed long-standing relationships with several of its customers, and the Company has established alliances with some of them. The percentage of revenues attributable to any individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects, and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 1998, 11% of the Company's marine operating revenue was received from Mobil Oil Corporation.

       CHARTER TERMS

       Customers for offshore marine vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service and duration of employment.
       Charter terms may vary from several days to several years.

       COMPETITION

       The offshore marine service industry is highly competitive. In addition to price, service, and reputation, the principal competitive factors for offshore supply fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support, and the cost of transferring equipment from one market to another.

       Although there are many suppliers of offshore marine services, management believes there is only one company, Tidewater, Inc., which operates in all geographic markets and has a substantial percentage of the domestic and foreign offshore marine market in relation to that of the Company and its other competitors.

       GOVERNMENT REGULATION

       DOMESTIC REGULATION. The Company's operations are subject to significant federal, state and local regulations, as well as international conventions. The Company's domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (the "Coast Guard"), the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the Coast Guard is authorized to inspect vessels at will.

       The Company is also subject to the Shipping Act, 1916, as amended (the "Shipping Act"), and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the Shipping Act, the "Acts"), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S., (a) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (b) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be U.S. citizens, (c) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens, and (d) at least 75% of the interest in such corporation must be owned by U.S. "Citizens" (as defined in the Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

       To facilitate compliance with the Acts, the Company's Restated Certificate of Incorporation: (i) contains provisions limiting the aggregate percentage ownership by Foreigners of any class of the Company's capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25.0%), and authorizes the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24.0%, (ii) requires institution of a dual stock certification system to help determine such ownership, and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, the Company's Amended and Restated By-Laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and Chief Executive Officer and the President, all of whom must be U.S. citizens.

       FOREIGN REGULATION. The Company, through its subsidiaries, joint ventures and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, Panama, Liberia, the Philippines, and Mexico. The Company's vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction of registration of the vessels is a party. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the U.K. pursuant to the U.K. Safety Act.

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

       OPA 90, which amended the Clean Water Act, increased the limits on liability for oil discharges at sea, although such limits do not apply in certain listed circumstances. In addition, some states have enacted legislation providing for unlimited liability under state law for oil spills occurring within their boundaries. Other environmental statutes and regulations governing Company operations include, among other things, the Resource Conservation and Recovery Act, as amended, which regulates the generation, transportation, storage and disposal of on-shore hazardous and non-hazardous wastes; the Comprehensive Environmental Response, Compensation and Liability Act, as amended, which imposes strict, joint and several liability for the costs of remediating historical environmental contamination; and the Outer Continental Shelf Lands Act, as amended ("OCSLA"), which regulates oil and gas exploration and production activities on the Outer Continental Shelf.

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

       ENVIRONMENTAL SERVICES
       MARKET

       The Company's environmental service business is operated primarily through NRC, IRC, and ERST and provides contractual oil spill response and other related training and consulting services. The market for these services has grown substantially since 1990 when the United States Congress passed OPA 90 after the Exxon Valdez spill in Alaska. OPA 90 requires that all tank vessels operating within the Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill impacting the navigable waters of the United States, develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill.

       EQUIPMENT AND SERVICES

       OIL SPILL RESPONSE SERVICES. The Company owns and maintains specialized equipment which is positioned in designated areas to comply with regulations promulgated by the Coast Guard and also has personnel trained to respond to oil spills as required by customers and regulations. The Company provides these services on the East, Gulf, and West Coasts of the United States as well as parts of the Caribbean. West Coast coverage is provided through Clean Pacific Alliance ("CPA"), a joint venture between NRC and Crowley Marine Services.

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

       TRAINING, DRILL, AND OTHER PROFESSIONAL SERVICES. The Company has developed customized training programs for industrial companies which educate personnel on the risks associated with the prevention of and response to oil spills, handling of hazardous materials, fire fighting, and other crisis related events. The Company also plans for and participates in customer oil spill response drill programs, vessel response plans, and response exercises. The Company's drill services and training programs are offered both on a stand-alone basis and as part of its base retainer services.

       INTERNATIONAL. The Company operates its environmental service business internationally through IRC. Client services of IRC include training, exercise support, and special projects in assessing risk of spills, response preparedness, strategies, and resource requirements. International response services are currently provided in the Southeast Asia, Indian Ocean, Caribbean, and Latin America regions. A joint venture has been formed with local partners in Thailand to provide spill response and other services to multinational oil companies, governments, and industry.

       CUSTOMERS AND CONTRACT ARRANGEMENTS

       The Company offers its retainer services and oil spill response services primarily to the domestic and international shipping community and to owners of facilities such as refineries, pipelines, exploration and production platforms, and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services to others, including, under certain circumstances, the Coast Guard. The Company presently has approximately 700 customers. The Company's retainer arrangements with these customers include both short-term contracts (one year or less) and long-term agreements, in some cases as long as seven years from inception. For the fiscal year ended December 31, 1998, approximately 24% and 11% of the Company's environmental retainer revenue was received from Coastal Refining and Marketing, Inc. and Citgo Petroleum Corporation, respectively.

       The Company also generates revenue from the supervision of activities in response to oil spill emergencies. The level of spill activity can dramatically impact the Company's environmental service revenue. A single large spill can contribute significantly to overall revenues and to operating income. However, the Company is unable to predict revenues from oil spills.

       COMPETITION

       The principal competitive factors in the environmental service business are price, service, reputation, experience, and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level has created a lower barrier to entry in several market segments, which has increased the number of competitors. The Company's oil spill response business faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other industry cooperatives and also from smaller contractors who target specific market niches. The Company's environmental consulting business faces competition from a number of relatively small privately held spill management companies.

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

       In addition to the Coast Guard, the Environmental Protection Agency, the Office of Pipeline Safety, the Minerals Management Service division of the Department of Interior, and individual states regulate vessels, facilities, and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

       When responding to third-party oil spills, the Company's environmental service business enjoys immunity from imposition of liability under federal law and some state laws for any spills arising from its response efforts, except if the Company's environmental service business is found to be grossly negligent or to have engaged in willful misconduct. The Company's environmental service business maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims that may arise

       DRILLING SERVICES

       The Company owns a 55.4% membership interest in Chiles Offshore, a Delaware limited liability company formed for purposes of constructing, owning, and operating state-of-the-art premium jackup offshore drilling rigs. Jackup rigs are the largest category of mobile offshore drilling units, representing approximately 60% of such units. A mobile offshore drilling unit consists of a drilling package mounted on a hull, which is maintained at a specific location during drilling operations.

       Chiles currently has two rigs under construction consisting of a LeTourneau Enhanced 116-C jackup rig and a LeTourneau Super 116 jackup rig, both of which are improved versions of the most versatile and popular design in the worldwide jackup rig fleet (the LeTourneau 116-C). The hulls, machinery, and outfitting are identical on the two Rigs and are based on the larger LeTourneau Super 116 design. The only difference is that the LeTourneau Super 116 design has a leg that has been designed to a higher specification while the LeTourneau Enhanced 116-C design is based on a LeTourneau 116-C design that has subsequently been strengthened to carry the larger LeTourneau Super 116 hull and longer legs. The Rigs will have capabilities that substantially exceed those of typical existing premium jackup rigs, including increased engine horsepower, increased hydraulic horsepower, and an enlarged mud handling and solids control system. The Rigs will also incorporate such features as digital drilling controls, dual pipe handling, pipe handling robotics, and a drillpipe identification and tracking system. The Rigs will further differentiate themselves by their increased productivity, due mainly to their superior engine and hydraulic horsepower. The design of the Rigs allows an increase of leg length from the present configuration of 477 feet to a maximum of 543 feet. The Rigs, as presently configured, are rated to work in water depths of up to 360 feet.

       The Rigs are under construction at the AMFELS shipyard, which was originally built and operated by Marathon LeTourneau, Inc. and has a long-term commitment to the offshore drilling industry. Many of the key personnel who designed and built LeTourneau jackup rigs in the past are currently working there. AMFELS is 100% owned by Keppel FELS, Ltd., an established international shipyard and engineering group based in Singapore.

       The scheduled delivery dates (each, a "Scheduled Delivery Date") of the Rigs are staggered. The Scheduled Delivery Date of the Chiles Columbus is April 30, 1999 and the Scheduled Delivery Date of the Chiles Magellan is September 10, 1999. Delays in delivery can be caused by a number of factors. Chiles has procured "delay-in-delivery" insurance that provides for coverage of $30,000 per day per Rig up to a maximum of 360 days for delays in excess of 30 days, up to a total combined limit of $21.6 million for both Rigs. Generally, such insurance provides coverage in the event of delays resulting from certain events, including physical loss or damage to the Rigs or the AMFELS shipyard during construction as a result of named perils, including labor disturbances; delays in delivery of materials required for construction as a result of such events; and delays resulting from restricted access to the shipyard as a result of such events. However, the coverage provided under such insurance is subject to significant exceptions and would not provide protection against certain delays in delivery.

       The construction costs for the Chiles Columbus are expected to be approximately $83.5 million and the construction costs for the Chiles Magellan are expected to be approximately $87.8 million, in each case net of capitalized interest.

       The offshore contract drilling business and demand for drilling services remain dependent on a variety of political and economic factors beyond the Company's control, including without limitation, worldwide demand for oil and natural gas.

       Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high day rates followed by periods of low demand, excess rig supply and low day rates. During 1998, the decline in product prices in the oil and gas industry, particularly oil prices, resulted in reduced day rates and decreased utilization. The Company cannot predict whether, or to what extent, market conditions will improve or deteriorate further. The Company expects that its drilling service business will be particularly dependent upon the condition of the oil and natural gas industry and the exploration and production expenditures of oil and gas companies in the U.S. Gulf of Mexico.

       The Company's drilling service business will not receive any material revenues unless and until the Rigs under construction achieve commercial operation. As of the date of this Report, drilling contracts have not been executed for either of the Rigs. In addition, there may be periods in the future when one or both of the Rigs are not under contract and thus, not producing revenues. Moreover, during any such period, expenses will be incurred to maintain the affected Rig pending execution of a contract. Finally, if a Rig is not working because of adverse demand conditions in the local market, unreimbursed expenses may be incurred to mobilize the Rig from that market to another where demand conditions are more favorable.

       EMPLOYEES

       As of December 31, 1998, the Company directly employed 1,787 persons that included 1,477 shipboard personnel and 310 administrative and managerial personnel. Of the 310 administrative and managerial personnel employed by the Company, Chiles employed 32. West Africa Offshore, Ltd., a Nigerian corporation of which the Company owns 40%, assists with the management of the Company's vessels operating offshore Nigeria, and as of December 31, 1998, employed 200 shipboard and 65 administrative and managerial personnel in support of the Company's operations. As of December 31, 1998, shipboard personnel provided to the Company for various foreign operations pursuant to an agreement with SMIT approximated 540. As of December 31, 1998, Celtic Pacific Ship Management Overseas, Ltd., a vessel manning agency, provided 350 shipboard personnel for the Company's North Sea standby safety operations. As of December 31, 1998, other crewing agencies provided the Company 64 shipboard personnel for foreign operations.

       GLOSSARY OF SELECTED OFFSHORE MARINE INDUSTRY TERMS

       ANCHOR HANDLING TOWING SUPPLY VESSELS. Anchor handling towing supply vessels are equipped with winches capable of towing drilling rigs and lifting and positioning their anchors and other marine equipment. They range in size and capacity and are usually characterized in terms of horsepower and towing capacity. For U.S. Gulf of Mexico service, anchor handling towing supply vessels typically require 6,000 horsepower or more to position and service semi-submersible rigs drilling in deep water areas.

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

       ITEM 2.      PROPERTIES

       The Company's primary facilities are located in Texas, Louisiana, and New York. Executive offices, approximating 6,500 square feet, are rented in Houston, Texas, pursuant to a five-year lease expiring in 2000. Morgan City, Louisiana is the largest base for the Company's offshore marine service business that includes administrative offices and warehouse facilities, approximating 15,000 square feet, and a waterfront site for vessel dockage. This facility is rented pursuant to a ten-year lease that contains renewal options. Calverton, New York is the largest facility for the Company's environmental service business that includes executive and administrative offices that approximate 9,000 square feet. This facility is rented pursuant to a five-year lease that contains renewal options. The drilling service business also leases executive and administrative office space located in Houston, Texas that approximates 5,300 square feet. The facility is rented pursuant to a five-year lease that contains a renewal option.

       The Company also maintains other facilities in support of its offshore marine and environmental service operations. Domestically, offshore marine service operation sites are located primarily in Louisiana cities that both serve as ports-of-call for many customers and represent strategically disbursed operating bases along the U.S. Gulf of Mexico. The Company's offshore marine service operation also maintains offices in Rotterdam, the Netherlands, Paris, France, Great Yarmouth and Aberdeen, United Kingdom, Dubai, United Arab Emirates, and Singapore in support of its widely disbursed international fleet. The environmental service business maintains small marketing offices in Florida, Texas, Tennessee, California, Louisiana, New Jersey, and Puerto Rico.

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

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1998.

       ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age, and offices held by each of the executive officers of the Company at December 31, 1998 were as follows:

           NAME                      AGE                                    POSITION
----------------------------    ---------------      --------------------------------------------------------
Charles Fabrikant                     54             Chairman of the Board of Directors,
                                                     President and Chief Executive Officer
Randall Blank                         48             Executive Vice President, Chief Financial
                                                     Officer and Secretary
Alice Gran                            49             Vice President and General Counsel
Lenny Dantin                          46             Vice President and Treasurer
Milton Rose                           54             Vice President
Mark Miller                           37             Vice President
Andrew Strachan                       51             Vice President


       Charles Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR since December 1989, and has served as a director of certain of SEACOR's subsidiaries since December 1989. He has been President of SEACOR since October 1992. For more than the past five years, Mr. Fabrikant has been the Chairman of the Board and Chief Executive Officer of SCF Corporation ("SCF") and President of Fabrikant International Corporation ("FIC"), each a privately owned corporation engaged in marine operations and investments. Since January 1992, Mr. Fabrikant has been Chairman of the Board of NRC. Each of SCF and FIC may be deemed to be an affiliate of the Company. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

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

       Alice Gran has been Vice President and General Counsel of SEACOR since July 1998. From 1978 until joining SEACOR, Ms. Gran was a partner in the Washington, D.C. law firm of Fort & Schlefer, L.L.P. Ms. Gran is a licensed attorney admitted to practice in the District of Columbia.

       Lenny Dantin has been Vice President of SEACOR since March 1991, Treasurer since October 1992, and has been Vice President and the Secretary, Treasurer and a director of certain of SEACOR's subsidiaries since January 1990. Also, since 1994, Mr. Dantin has been a director of one of the companies comprising the TMM Joint Venture.

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

                                     PART II


       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On October 23, 1996, SEACOR's Common Stock, commenced trading on the New York Stock Exchange, Inc. (the "NYSE") under the trading symbol "CKH." Prior to October 23, 1996, SEACOR's Common Stock was traded on the Nasdaq Stock Market's National Market under the trading symbol "CKOR." Set forth in the tables below for the periods presented are the high and low sale prices for SEACOR's Common Stock:

                                                                     HIGH                   LOW
                                                              -------------------    ------------------
    Fiscal Year Ending December 31, 1997:
      First Quarter...................................               67 1/4               44 3/4
      Second Quarter..................................               66 3/4               51 7/8
      Third Quarter...................................               58 1/2               39 5/8
      Fourth Quarter..................................               73 5/8               53 7/8

    Fiscal Year Ending December 31, 1998:
      First Quarter...................................               61 1/8               50 1/4
      Second Quarter..................................               61 15/16             53 1/2
      Third Quarter...................................               61 7/16              33
      Fourth Quarter..................................               54 3/8               31 1/4

     Fiscal Year Ending December 31, 1999:
      First Quarter (through March 23, 1999)..........               50 1/16              38 1/2


       The closing sale price of SEACOR's Common Stock, as reported on the NYSE Composite Tape on March 23, 1999, was $48 1/4 per share. As of March 23, 1999, there were approximately 117 holders of record of the Common Stock.

       SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any such dividends in the foreseeable future. Instead, SEACOR intends to retain earnings for working capital and to finance the expansion of its business. Pursuant to the terms of the Company's Credit Facility with DnB, SEACOR may declare and pay dividends if it is in full compliance with the covenants contained in the Credit Facility and no Events of Default, as defined in the Credit Facility, have occurred and are continuing or will occur after giving effect to any declaration or distribution to shareholders. In addition to any contractual restrictions, as a holding company, SEACOR's ability to pay any cash dividends is dependent on the earnings and cash flows of its operating subsidiaries and their ability to make funds available to SEACOR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under then existing indebtedness, and other factors deemed relevant by the Company's Board of Directors in its sole discretion.

       ITEM 6.    SELECTED FINANCIAL DATA

                    SELECTED HISTORICAL FINANCIAL INFORMATION

       The following table sets forth, for the periods and at the dates indicated, selected historical and consolidated financial data for the Company, in thousands of dollars, except per share data. Such financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

                                                                  YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                  1994         1995         1996         1997        1998
                                                ----------   ----------  -----------  -----------  ----------
INCOME STATEMENT DATA:
Operating revenue:
     Marine...................................$    93,985 $    104,894 $   193,557  $   325,009  $   359,611
     Oil spill and emergency response..........         -        8,927      12,466        4,763        5,154
     Environmental retainer and other
        services...............................         -       12,838      18,421       17,176       21,026
                                                ----------   ----------  -----------  -----------  ----------
                                                   93,985      126,659     224,444      346,948      385,791
Costs and Expenses:
   Costs of oil spill and emergency response...         -        7,643      10,398        3,916        4,223
   Operating expenses -
     Marine....................................    55,860       66,205     108,043      158,175      177,236
     Environmental.............................         -        4,580       6,227        5,402        6,263
   Administrative and general..................     7,278       13,953      22,304       28,299       36,102
   Depreciation and amortization...............    14,108       18,842      24,967       36,538       36,449
                                                ----------   ----------  -----------  -----------  ----------
Operating Income...............................    16,739       15,436      52,505      114,618      125,518
Net interest income (expense)..................    (3,548)      (4,098)     (2,155)      (1,412)       2,548
Gain (loss) from equipment sales or
   retirements.................................      (388)       4,076       2,264       61,928       38,338
Other income (expense) (1).....................      (267)         228        (646)         569        6,492
                                                ----------   ----------  -----------  -----------  ----------
Income before income taxes, minority
interest, equity in net earnings of 50% or less
   owned companies, and extraordinary item.....    12,536       15,642      51,968      175,703      172,896
Income tax expense.............................     4,368        5,510      18,535       61,384       60,293
                                                ----------   ----------  -----------  -----------  ----------
Income before minority interest, equity in
   net earnings of 50% or less owned
   companies, and extraordinary item...........     8,168       10,132      33,433      114,319      112,603
Minority interest in (income) loss of
   subsidiaries................................       184          321         244         (301)      (1,612)
Equity in net  earnings  of 50% or less owned
   companies...................................       975          872       1,283        5,575       13,627
                                                ----------   ----------  -----------  -----------  ----------
Income before extraordinary item...............     9,327       11,325      34,960      119,593      124,618

Extraordinary item - gain (loss) on
   extinguishment of debt, net (less applicable
   income taxes)...............................         -            -        (807)        (439)       1,309
                                                ==========   ==========  ===========  ===========  ==========
Net income....................................$     9,327 $     11,325 $    34,153  $   119,154  $   125,927
                                                ==========   ==========  ===========  ===========  ==========
Net income per common share:
     Basic earnings per common share..........$      1.31 $       1.50 $      2.97  $      8.61  $      9.59
     Diluted earnings per common share.........      1.22         1.37        2.74         7.47         8.25

STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities......$    21,150 $      9,939 $    58,737  $   105,548  $   122,141
   Cash used in investing activities...........    (4,855)     (78,695)   (100,120)    (215,087)    (149,202)
   Cash provided  by  (used  in)  financing
      activities...............................    (7,714)      53,291     161,482      135,468       27,308

OTHER FINANCIAL DATA:
   EBITDA (2).................................$    32,923 $     35,964 $    79,730  $   157,341  $   174,293

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents(3)...............$    44,637 $     28,786 $   149,053  $   175,381  $   175,267
   Total assets................................   238,145      350,883     636,455    1,019,801    1,257,975
   Total long-term debt, including current
      portion..................................    79,517      111,095     220,452      360,639      474,921
   Stockholders' equity........................   111,482      183,464     351,071      474,014      542,782


          (1) In 1998, other income includes primarily net gains from commodity swap transactions, net gains from the sale of marketable securities, and a gain from the sale of an investment in a 50% or less owned company.

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

          (3) Cash and cash equivalents exclude restricted cash in 1997 and 1998 of $46,983 and $69,234, respectively, and marketable securities in 1996, 1997, and 1998 of $311, $160,440, and
               $194,703, respectively.

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

       Since 1994, acquisition transactions and investments in joint ventures that have significantly increased the size of the Company's fleet include: (i) 127 utility, crew, and supply vessels acquired in the 1995 Graham Transaction, (ii) 11 towing and anchor handling towing supply vessels acquired in the 1995 and 1996 CNN Transactions, (iii) 41 crew and utility vessels acquired in the 1996 McCall Transaction, (iv) 28 anchor handling towing supply, supply, and towing supply vessels acquired and equity investments in joint ventures that owned 21 anchor handling towing supply and towing supply vessels pursuant to the 1996 SMIT Transaction,
       (v) 24 utility, crew, and supply vessels acquired in the 1997 Galaxie Transaction, and (vi) 15 anchor handling towing supply, crew, and supply vessels constructed during 1997 and 1998. The vessels acquired in the Graham Transaction, the McCall Transaction, and the Galaxie Transaction and the vessels constructed primarily support the oil and gas exploration and production industry in the U.S. Gulf of Mexico; whereas, vessels acquired in the 1995 and 1996 CNN Transactions and the SMIT Transaction are employed in foreign offshore support markets. The Company also actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. Since 1994, the Company has sold 99 vessels: (i) 36 utility, (ii) 25 supply, (iii) 14 towing supply, (iv) 14 anchor handling towing supply, (v) 8 crew, (vi) 1 freight, and (vii) 1 seismic. Nineteen of the vessels sold have subsequently been bareboat chartered-in by the Company.

       The Company is also committed to the construction of 15 vessels over the next two years that include 8 crew, 4 anchor handling towing supply, 2 utility, and 1 supply.

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

                                                                Year Ended December 31,
                                                   ---------------------------------------------------
                                                        1996              1997              1998
                                                   ---------------   ---------------   ---------------
Rates per Day Worked ($):(1)(2)
   Supply/Towing supply.......................            4,479             6,283             6,572
   Anchor handling towing supply..............            6,482            10,176            12,283
   Crew.......................................            1,726             2,291             2,701
   Standby safety.............................            4,884             6,033             6,620
   Utility/Line handling......................            1,152             1,381             1,904
   Geophysical, Freight and Other.............            4,289             4,586             6,120
      Overall fleet...........................            2,565             3,598             4,254

Overall Utilization (%):(1)
   Supply/Towing supply.......................             94.5              92.3              89.4
   Anchor handling towing supply..............             93.1              84.4              85.8
   Crew.......................................             97.8              97.5              93.2
   Standby safety.............................             85.8              94.0              99.5
   Utility/Line handling......................             81.4              97.9              91.6
   Geophysical, Freight and Other.............             99.1              97.7              99.2
      Overall fleet...........................             90.8              95.2              91.5

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

       From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

       The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At December 31, 1998, the Company had nine vessels bareboat chartered-out.

       The table below sets forth the Company's fleet structure at the dates indicated.

                                                                 At December 31,
                                                --------------------------------------------------
              Fleet Structure                        1996             1997              1998
---------------------------------------------   ---------------  ---------------- ---------------
Owned......................................           242              248               225
Bareboat and time chartered-in.............             2               11                27
Managed....................................             -                1                 4
Joint venture vessels(1)...................            30               34                39
Pool vessels(2)............................            12               12                12
                                                ===============  ================  ===============
    Overall Fleet..........................           286              306               307
                                                ===============  ================  ===============

          ------------
                (1) 1996, 1997, and 1998 include 9, 13 and 17 vessels,
                    respectively, operated by the TMM Joint Venture. Additionally, 1996 and 1997 include 21 vessels operated by the SMIT Joint Venture, and 1998 includes 18 and 4 vessels operated by the SMIT Joint Ventures and 3 other joint venture businesses, respectively. At December 31, 1998, 6 Company owned vessels were additionally chartered-out to and operated by the TMM Joint Venture. See "Business - Joint Ventures and Pooling Arrangements."
                (2) 1996, 1997, and 1998 include 5 SEAVEC Pool vessels and 7
                    Saint Fleet Pool vessels. See "Business - Joint Ventures and Pooling Arrangements."


       Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance, and repairs and marine insurance. In addition to variable vessel operating expenses, the offshore marine business also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant operating cost, and the amount related to vessels is the most significant component.

       A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 42% for the fiscal year ended December 31, 1998.

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

       Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or fiscal year, or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the years ended December 31, 1998, 1997, and 1996, drydocking costs totaled $10.8 million, $11.6 million, and $8.5 million, respectively. During those same periods the Company completed the drydocking of 95, 109, and 108 marine vessels, respectively.

       As of December 31, 1998, the average age of the Company's owned offshore marine service fleet was approximately 13.6 years. The Company believes that after offshore marine service vessels have been in service for approximately 25 years (20 years for crewboats), the amount of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.

       Operating results are also affected by the Company's participation in the following joint ventures: (i) the Veesea Joint Venture which operated 11 standby safety vessels in the North Sea at December 31, 1998; (ii) the SEAVEC and Saint Fleet Pools which coordinate the marketing of 23 standby safety vessels in the North Sea, of which 11 are owned by the Veesea Joint Venture at December 31, 1998; (iii) the TMM Joint Venture which operated 23 vessels in Mexico at December 31, 1998; (iv) the SMIT Joint Ventures which operated 18 vessels in the Far East, Latin America, the Middle East, and the Mediterranean at December 31, 1998; (v) the Vision Joint Venture which operated one vessel in Latin America at December 31, 1998; and (vi) other joint venture operations. See "Business - Joint Ventures and Pooling Arrangements."

       ENVIRONMENTAL SERVICES

       The Company's environmental service business provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with OPA 90 and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance, and provide trained personnel for deploying equipment in a spill response.

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

       The Company charges consulting fees to customers for customized training programs, its planning of and participation in customer oil spill response drill programs and response exercises, and other special projects.

       The principal components of the Company's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance, and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business. Operating results are also affected by NRC's participation in CPA on the West Coast of the United States.

       DRILLING SERVICES

       The Company's drilling service business, conducted through Chiles Offshore, has operated as a development stage company since inception in 1997 by devoting substantially all of its efforts to designing, engineering, and contracting with shipyards and vendors for the Rigs, raising capital, and securing contracts for the Rigs. Drilling operations have not generated operating revenues, nor is there any assurance that it will generate significant operating revenues in the future. In addition, there can be no assurance that the Company's drilling service business will successfully complete the transition from a development stage company to successful operations. Additional risk factors associated with the Company's drilling service business includes, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Rigs, and competition. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's drilling service business' future success.

       RESULTS OF OPERATIONS

       The following table sets forth operating revenue and operating profit by the Company's various business segments, in thousands of dollars. The Company evaluates the performance of each operating segment based upon the operating profit of the segment including gains from the sale of equipment and interest in 50% or less owned companies and equity in the net income of 50% or less owned companies but excluding minority interest, interest income and expense, gains from the sale of marketable securities and commodity swap transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Income included in Part IV of this Annual Report on Form 10-K net of corporate expenses and certain other income and expense items. The disaggregation of financial results has been prepared using a management approach. Segment assets exclude those considered by the Company to be of a corporate nature. Corporate assets include SEACOR and its wholly owned subsidiaries' unrestricted cash, marketable securities, certain other assets, and property and equipment related to corporate operations. Information disclosed in the tables presented below may differ from separate financial statements reported by subsidiaries of the Company due to certain elimination entries required in consolidation.

 1998                                   Marine     Environmental Drilling      Other        Total
                                      -----------  ------------ -----------  -----------  -----------
 Revenue............................    359,611  $    26,180            -  $         -  $   385,791
                                      ===========  ===========  ===========  ===========  ===========
 Operating Profit...................    127,403  $     4,479         (823) $         -  $   131,059
   Gains from Equipment Sales or
     Retirements, net...............     38,227          111            -            -       38,338
   Gains from Sale of Interest in a
   50% or                                 1,197            -            -            -        1,197
     Less Owned Company.............
   Equity Earnings..................     13,657          554            -            -       14,211
   Minority Interest................          -            -            -       (1,612)      (1,612)
   Interest Income..................          -            -            -       25,346       25,346
   Interest Expense.................          -            -            -      (22,798)     (22,798)
   Gains from Commodity Swap                  -            -            -        3,273        3,273
   Transactions.....................
   Gains from Sale of Marketable              -            -            -        1,827        1,827
   Securities.......................
   Corporate Expenses...............          -            -            -       (5,344)      (5,344)
   Income Taxes.....................          -            -            -      (60,879)     (60,879)
                                      ===========  ============ ===========  ===========  ===========
     Income before Extraordinary
     Item...........................    180,484  $     5,144         (823) $   (60,187) $   124,618
                                      ===========  ============ ===========  ===========  ===========

 Investment in Equity Method
 Investees..........................     54,954  $       524            -  $         -  $    55,478
 Other Segment Assets...............    770,614       29,103      177,832            -      977,549
                                      -----------  ------------ -----------  -----------  -----------
   Subtotal Segment Assets..........    825,568       29,627      177,832            -    1,033,027
 Corporate..........................          -            -            -      224,948      224,948
                                      ===========  ============ ===========  ===========  ===========
     Total Assets...................    825,568  $    29,627      177,832  $   224,948  $ 1,257,975
                                      ===========  ============ ===========  ===========  ===========

 Depreciation and Amortization......     32,534  $     3,846           56  $        13  $    36,449
 ====================================================================================================
 1997
 Revenue............................    325,009  $    21,939            -  $         -  $   346,948
                                      ===========  ============ ===========  ===========  ===========

 Operating Profit...................    115,818  $     3,029         (382) $         -  $   118,465
   Gains (Losses) from Equipment
   Sales or Retirements, net........     62,027          (99)           -            -       61,928
   Equity Earnings..................      5,656          771            -            -        6,427
   Minority Interest................          -            -            -         (301)        (301)
   Interest Income..................          -            -            -       12,756       12,756
   Interest Expense.................          -            -            -      (14,168)     (14,168)
   Corporate Expenses...............          -            -            -       (3,278)      (3,278)
   Income Taxes.....................          -            -            -      (62,236)     (62,236)
                                      ===========  ============ ===========  ===========  ===========
     Income before Extraordinary
     Item...........................    183,501  $     3,701         (382) $   (67,227) $   119,593
                                      ===========  ============ ===========  ===========  ===========

 Investment in Equity Method
 Investees..........................     37,151  $     1,219            -  $         -  $    38,370
 Other Segment Assets...............    702,449       32,861       67,398            -      802,708
                                      -----------  ------------ -----------  -----------  -----------
   Subtotal Segment Assets..........    739,600       34,080       67,398            -      841,078
 Corporate..........................          -            -            -      178,723      178,723
                                      ===========  ============ ===========  ===========  ===========
     Total Assets...................    739,600  $    34,080       67,398  $   178,723  $ 1,019,801
                                      ===========  ============ ===========  ===========  ===========

 Depreciation and Amortization......     32,914  $     3,563            6  $        55  $    36,538
 ====================================================================================================
 1996
 Revenue............................    193,557  $    30,887            -  $         -  $   224,444
                                      ===========  ============ ===========  ===========  ===========

 Operating Profit...................     50,849  $     4,918            -  $         -  $    55,767
   Gains from Equipment Sales or
     Retirements, net...............      2,193           71            -            -        2,264
   Equity Earnings..................      1,563          410            -            -        1,973
   McCall Acquisition Cost..........       (542)           -            -            -         (542)
   Minority Interest................          -            -            -          244          244
   Interest Income..................          -            -            -        3,558        3,558
   Interest Expense.................          -            -            -       (5,713)      (5,713)
   Corporate Expenses...............          -            -            -       (3,366)      (3,366)
   Income Taxes.....................          -            -            -      (19,225)     (19,225)
                                      ===========  ============ ===========  ===========  ===========
     Income before Extraordinary
     Item...........................          -  $     5,399            -  $    24,502  $    34,960
                                      ===========  ============ ===========  ===========  ===========

 Investment in Equity Method
 Investees..........................     20,900  $       416            -  $         -  $    21,316
 Other Segment Assets...............    432,508       29,025            -            -      461,533
                                      -----------  ------------ -----------  -----------  -----------
   Subtotal Segment Assets..........    453,408       29,441            -            -      482,849
 Corporate..........................          -            -            -      153,606      153,606
                                      ===========  ============ ===========  ===========  ===========
     Total Assets...................    453,408  $    29,441            -  $   153,606  $   636,455
                                      ===========  ============ ===========  ===========  ===========

 Depreciation and Amortization......     21,442  $     3,379            -  $       146  $    24,967
 ====================================================================================================

       Revenues attributed to geographic areas were based upon the country of domicile for offshore marine service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented in thousands of dollars.

                                                             United        Other
                                United        Nigeria       Kingdom       Foreign        Total
                                States
                              ------------   -----------   -----------   -----------   -----------
1998:
Revenue.................... $    234,651  $      30,655 $      28,524 $      91,961 $     385,791
Long-Lived Assets..........      406,945         47,257        31,416       139,243       624,861
1997:
Revenue....................      216,513         25,318        39,099        66,018       346,948
Long-Lived Assets..........      262,309         42,888        42,213       135,524       482,934
1996:
Revenue....................      164,934         19,777        14,173        25,560       224,444
Long-Lived Assets..........      188,016         38,202        20,188       151,370       397,776


       COMPARISON OF YEAR END 1998 TO YEAR END 1997
       Operating revenue of the Company's offshore marine service business increased $34.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase was due primarily to higher day rates earned by many of the Company's vessels operating domestically and in foreign regions. Domestic revenue rose due to improvements in rates per day worked and vessel acquisitions partially offset by vessel dispositions, a decline in the utilization of supply/towing supply, crewboats, and utility vessels, and the relocation of vessels to work offshore West Africa and in other foreign regions. Revenues earned from the Company's operations offshore West Africa rose due primarily to the relocation of vessels into the region, improved rates per day worked, additional chartered-in vessels, and vessel acquisitions partially offset by vessel dispositions. Revenues earned from the Company's operations in the Far East and Latin America rose due primarily to higher rates per day worked, additional chartered-in vessels, and vessel acquisitions offset by vessel dispositions and the relocation of equipment to offshore West Africa. Revenues earned from the Company's operations in the North Sea declined due to vessel dispositions and the relocation of vessels to other foreign regions offset by the effect of higher rates per day worked.

       Operating revenue of the Company's environmental service business increased $4.2 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to oil spill, retainer, and other service revenue earned during 1998 as a result of the Company's acquisition of ERST in October 1997.

       Operating profit of the Company's offshore marine service business increased $11.7 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase was due to factors affecting operating revenue as outlined above offset by higher costs associated with (i) crew wages, (ii) administration (as discussed below), (iii) repairs and maintenance, (iv) bareboat and time charters-in, (v) a vessel construction contract cancellation, and (vi) crew travel. Domestic and foreign crew wages rose in response to competition for qualified personnel in an active offshore market. Main engine and hull repair costs rose primarily in response to greater running time of the Company's crewboats. Electronic and communication costs rose due to the installation and use of additional communication equipment aboard vessels working domestically and in foreign regions. Bareboat charter expense rose domestically in connection with the Company's sale and leaseback of 19 vessels. Charter expense also rose in foreign operations due to the addition of vessels to the Company's fleet. Certain fees and expenses were incurred domestically pursuant to the cancellation of a contract for the construction of a supply vessel. Crew travel expenses rose due primarily to the relocation of vessels from domestic to foreign markets and an increase in the frequency of crew rotation aboard other vessels working offshore West Africa. These cost increases were offset by a decline in domestic drydocking expenses due primarily to the disposition and drydock deferral of certain vessels.

       Operating profit of the Company's environmental service business increased $1.4 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. In addition to including the results of ERST, which was acquired in October 1997, operating profits rose due to reduced operating costs.

       Since inception, the Company's drilling service business has engaged in no operations other than managing construction of the Rigs and related matters. The Company has not generated any operating revenues to date. The drilling service business' operating loss was $0.9 million in the twelve month period ending December 31, 1998 as a result of general and administrative and depreciation expenses.

       Overall administrative and general expenses, relating primarily to operating activities, increased $7.8 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase was due primarily to (i) higher offshore marine service segment costs, (ii) the acquisition of ERST in October 1997, and (iii) the acquisition of a majority equity interest in Chiles in December 1997. In 1998, the offshore marine service business added staff in support of the Company's operations in West Africa and other foreign regions and experienced increases in wage costs due to heightened competition for administrative personnel in the domestic labor market. Corporate administrative expenses also increased between the comparable twelve month periods due to higher wage and legal costs. An increase in the environmental service segment's administrative costs due to the acquisition of ERST during 1997 was partially offset by a decline in administrative expenses incurred by NRC. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

       Net gains from equipment sales and retirements decreased $23.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. During 1998, net gains from equipment sales and retirements aggregated $38.3 million, resulting primarily from the sale of 34 offshore marine vessels: 8 towing supply (3 of which were bareboat chartered-in), 8 anchor handling towing supply (3 of which were bareboat chartered-in), 7 utility, 6 supply (5 of which were bareboat chartered-in) and 5 crew. During 1997, net gains from equipment sales and retirements aggregated $61.9 million, resulting primarily from the sale of 37 offshore marine vessels: 15 supply (7 of which were bareboat chartered-in), 6 towing supply, 5 anchor handling towing supply (1 of which was bareboat chartered-in), 7 utility, 2 crew, 1 freight, and 1 seismic. The decrease in gains between comparable periods was due primarily to a decline in the number of offshore marine vessels sold and the increase in the deferral of gains associated with sale and leaseback transactions. In accordance with generally accepted accounting principles, gains from sale and leaseback transactions are deferred to the extent of the present value of minimum lease payments and are credited to income as a reduction in rental expense over the applicable lease terms.

       Equity earnings from 50% or less owned companies increased $7.8 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase primarily related to a $2.1 and $1.4 million gain from the sale of an offshore marine vessel by the TMM Joint Venture and the SMIT Joint Ventures, respectively. The TMM Joint Venture's earnings also rose due to fleet expansion and higher revenues earned by offshore marine vessels operating between comparable years.

       Gain from the sale of the Company's investment in a 50% or less owned company increased $1.2 million in the twelve month period ending December 31, 1998 compared to the twelve month period ending December 31, 1997. During 1998, the Company sold its equity interest in a joint venture entity which provided marine and underwater services to offshore terminal and oilfield operations internationally. There was no comparable disposition of an equity interest in a 50% or less owned company during 1997.

       Minority interest in income of subsidiaries of the Company increased $1.3 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to the commencement of operations in June 1997 of the Vision Joint Venture.

       Interest income increased $12.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to greater invested cash balances that resulted from
       (i) the sale in September 1997 of the Company's 7.2% Notes, (ii) the sale of offshore marine vessels, (iii) the sale in April 1998 of the Chiles 10.0% Notes, and (iv) the continuing strong results of operations.

       Interest expense increased $8.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to the (i) sale in September 1997 of the 7.2% Notes,
       (ii) sale in April 1998 of the Chiles 10.0% Notes, and (iii) amortization of debt discount recognized on indebtedness issued pursuant to the SMIT Additional Consideration Transaction. The increase in interest expense was partially offset by the capitalization of interest costs in connection with the construction of offshore marine vessels and the Rigs.

       Gains from commodity swap transactions increased $3.3 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. During 1998, the Company entered into natural gas commodity swap transactions that resulted in the recognition of a net gain. There were no comparable commodity swap transactions during the prior year. See "Liquidity and Capital Resources" for additional discussion of the Company's commodity swap activities.

       Gains from the sale of marketable securities increased $1.8 million in the twelve month period ended December 31, 1998 compared to twelve month period ended December 31, 1997. During 1998, the Company sold certain available-for-sale securities that resulted in net gains from those transactions. No available-for-sale securities were sold during the prior year.

       The Company's overall depreciation and amortization expense, relating primarily to operating activities, did not change significantly between the comparable twelve month periods ending December 31, 1998 and 1997. A decline in depreciation expense due to offshore marine vessel sales was offset primarily by higher expense associated with depreciating newly constructed and acquired offshore marine vessels, additional offshore marine vessel purchase consideration paid in the SMIT Additional Consideration Transaction, and amortizing goodwill associated with the acquisition of ERST.

       COMPARISON OF YEAR END 1997 TO YEAR END 1996

       Operating revenue of the Company's offshore marine service business increased $131.5 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 due primarily to a net increase in the number of owned vessels and a significant improvement in rates per day worked for the Company's offshore vessels operating in the U.S. Gulf of Mexico. Significant offshore vessel acquisitions included 24 vessels purchased from SMIT during December 1996 that operate in the North Sea, offshore West Africa, and in Other Foreign regions and 24 vessels purchased from Galaxie during January 1997 that operate in the U.S. Gulf of Mexico. Anchor handling towing supply, towing supply, and supply vessels were acquired from SMIT, and utility, crew, and supply vessels were acquired from Galaxie. Strong demand in the U.S. Gulf of Mexico resulted in rates per day worked increasing between comparable periods for all offshore vessels owned by the Company. Additionally, rates per day worked for the Company's vessels operating in the North Sea, offshore West Africa, and in Other Foreign regions also increased between comparable periods.

       Operating revenue of the Company's environmental service business decreased $8.9 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 due primarily to a decline in the severity of oil spills managed by the Company. Retainer fees and other service revenues also declined between comparable periods due primarily to a decline in voyage and other service activities.

       Operating profit of the Company's offshore marine service business increased $65.0 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996. The increase was due primarily to factors affecting operating revenue as outlined above. These increases in operating profit were partially offset by higher wage, repair, insurance, charter, food provision, and administrative costs (see discussion below). Wage costs increased for seaman working in the U.S. Gulf of Mexico region in response to strong demand for personnel resulting from very active market conditions. Repair costs increased for the Company's fleet operating in the U.S. Gulf of Mexico due primarily to an increase in (i) the number of scheduled engine overhauls, (ii) other engine maintenance resulting from greater running time by the Company`s smaller vessels, and (iii) drydock expenses that resulted from rising shipyard costs and more stringent regulatory inspections. Health insurance costs in the United States increased due to higher per average employee claim costs. Charter cost increased due to the sale and leaseback of eight vessels during 1997. The food provision per diem for vessels operating domestically was increased in 1997.

       Operating profit of the Company's environmental service business declined $1.9 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 due primarily to the factors affecting operating revenue as outlined above. These declines in operating profit were partially offset by decreases in both operating and general and administrative expenses.

       The Company's overall administrative and general expenses, relating primarily to operating activities, increased $6.0 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 and related primarily to an increase in managerial staff and other administrative costs necessary to support fleet growth in the offshore marine service segment that includes the recent vessel acquisitions from SMIT and Galaxie. Also during 1997, the Company's marine service business increased its reserve for doubtful foreign trade accounts receivable. Administrative and general expenses of the environmental service business decreased in response to reduced voyage and other service activities. Administrative and general expenses primarily include costs associated with personnel, professional services, travel, communications, facility rental and maintenance, general insurance, and franchise taxes.

       Net gains from equipment sales and retirements increased $59.7 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996. During 1997, net gains from equipment sales and retirements aggregated $61.9 million, primarily from the sale of 37 offshore marine vessels: 15 supply (7 of which were bareboat chartered-in by the Company), 6 towing supply, 5 anchor handling towing supply (1of which was bareboat chartered-in by the Company), 7 utility, 2 crew, 1 freight, and 1 seismic. During 1996, net gains from equipment sales and retirements aggregated $2.3 million, primarily from the sale of 16 utility vessels. The increase in gains between comparable periods was due primarily to the number and types of offshore marine vessels sold.

       Interest income increased $9.2 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 due primarily to greater invested cash balances that resulted from improved operating results and the sale of the Company's 5 3/8% Notes and 7.2% Notes.

       Interest expense increased $8.5 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996 due primarily to an increase in the Company's outstanding indebtedness offset by the capitalization in 1997 of certain interest costs associated with the construction of offshore marine vessels.

       Equity Earnings from 50% or less owned companies increased $4.5 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996. The increase in equity earnings between the periods was due primarily to operating profits earned by the SMIT Joint Ventures that were acquired in December 1996 pursuant to the SMIT Transaction and improved operating results of CPA.

       The Company's overall depreciation and amortization expense, which related primarily to operating activities, increased $11.6 million in the twelve month period ended December 31, 1997 compared to the twelve month period ended December 31, 1996. This increase was due primarily to a net increase in the number of owned offshore marine vessels that were acquired from SMIT and Galaxie.

       LIQUIDITY AND CAPITAL RESOURCES

       GENERAL. The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct, or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of Common Stock, its preferred stock, debt, or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

       The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine vessels, and retainer, spill response, and consulting activities of the Company's environmental service business. Factors relating to the marine service business are affected directly by the volatility of oil and gas prices, the level of offshore production and exploration activity, and other factors beyond the Company's control.

       OFFSHORE MARKET DEVELOPMENTS. The decline in oil and gas prices that began in 1998 has resulted in reduced drilling and production support activities both domestically and internationally. As a result, revenue earned by the Company's offshore marine service fleet has declined, and during March 1999, the Company had 43 offshore marine vessels out of service in the U.S. Gulf of Mexico. Lower oil and gas prices have also resulted in reduced day rates and decreased utilization of jackup rigs, particularly in the U.S. Gulf of Mexico shallow water market, and excess supply in the current jackup market.

       Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Therefore, the Company cannot predict whether, or to what extent, market conditions will improve or deteriorate further. The current trends in market conditions will have an adverse effect on the Company's financial position, results of operations, and cash flows.

       The Company believes that Chiles has sufficient financing in place to complete the construction and outfitting of the Rigs and fund the initial cost of operations. Current day rate levels for jackup rigs are, however, not sufficient for Chiles to operate the Rigs at cash flow levels necessary to provide for adequate debt service coverage. Accordingly, if jackup rig day rates remain depressed, it will be necessary for Chiles to obtain additional financing in the form of subordinated debt or equity. The Company believes that Chiles will be able to obtain such financing, if required; however, there can be no assurance that it will be available on acceptable terms.

       CASH AND MARKETABLE SECURITIES. At December 31, 1998, the Company's cash and investments in marketable securities totaled $439.2 million, including $161.0 million of unrestricted cash and cash equivalents, $194.7 million of investments in marketable securities, and $83.5 million of restricted cash. The Company's cash and investments in marketable securities rose between years by $56.4 million for the twelve month period ending December 31, 1998 compared to the twelve month period ending December 31, 1997, see discussion below regarding Cash Generation and Deployment.

       Restricted cash at December 31, 1998 includes $21.3 million and $62.2 million that is intended for use in defraying the costs of constructing offshore marine vessels for the Company and the Rigs and other related matters for Chiles, respectively. At December 31, 1998, the Company has funded approximately $8.8 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts as discussed below.

       Proceeds from the sale of certain offshore marine vessels in 1997 and 1998 have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From the date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration, and funds must be committed for expenditure within three years or they will be released for the Company's general use.

       Net proceeds from the sale of the Chiles 10.0% Notes were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. These funds may be used to (i) partially fund the construction of the Rigs,
       (ii) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) provide working capital. Upon receipt by the Escrow Agent of an Officer's Certificate of Chiles that Chiles has made the final installment of the Rigs' purchase price in accordance with the related construction contracts, any funds remaining in escrow will be released by the Escrow Agent to Chiles.

       Investments in marketable securities at December 31, 1998, totaling $194.7 million, were primarily comprised of U.S. Government and related Government Agencies' securities and also included a relatively small amount of corporate debt, debt securities of the government of the United Kingdom, and equity securities. All of these securities are publicly traded and highly liquid instruments, and the Company does not believe that this portfolio contains material market risks.

       CAPITAL STRUCTURE. At December 31, 1998, the Company's capital structure was comprised of $474.9 million in long-term debt (including current portion) and $542.8 million in stockholders' equity. Long term debt rose during the year from the issuance of the Chiles 10.0% Notes and completion of the SMIT Additional Consideration Transaction. Stockholders' equity rose due to an increase in retained earnings of $125.9 million from net income and common stock and paid in capital of $3.3 million primarily from the exercise of stock options, the issuance of Common Stock in connection with the acquisition of ERST that occurred in 1997, and amortization of restricted stock. $60.3 million of Common Stock repurchases and a $0.1 million decline in accumulated other comprehensive income offset these increases.

       CASH GENERATION AND DEPLOYMENT. At December 31, 1998, cash and cash equivalents were relatively unchanged from the prior year end. Cash flow provided from operating activities increased $16.6 million due primarily to improved rates per day earned by vessels in the offshore marine service business. In 1998, cash generated from investing and financing activities primarily included $176.3 million from the sale or maturity of marketable securities, $144.0 million from the sale of offshore marine vessels and other equipment, and $105.8 million of net proceeds generated from the sale of the Chiles 10.0% Notes. These increases in cash flow were primarily offset by uses in investing and financing activities to acquire $226.8 million of property and equipment, $220.5 million of marketable securities and other investments, and $60.3 million of Common Stock, and to increase restricted cash balances by $22.3 million and repay $14.7 million of indebtedness.

       CAPITAL EXPENDITURES. Capital expenditures for property and equipment totaled $226.8 million, $136.1 million and $104.1 million in 1998, 1997, and 1996, respectively. During each of those years, expenditures for property and equipment primarily related to the Company's acquisition, construction, and improvement of offshore marine vessels, and capital expenditures in 1998 additionally included costs incurred in connection with the construction of two Rigs. The Company has substantially expanded the size of its offshore marine vessel fleet over the past several years, and its construction program that began in 1996 reflects a continuing commitment to serving the offshore oil and gas industry with equipment well suited for deep-water drilling and production activities.

       As of December 31, 1998, the Company has commitments to build 15 offshore marine service vessels at an approximate aggregate cost of $137.0 million of which $55.0 million has been expended, and its majority owned subsidiary, Chiles, has commitments to build two Rigs for $171.3 million of which $99.9 million has been expended. Completion of these construction projects is expected during the next two years.

       The Company may make selective acquisitions of offshore marine vessels or fleets of offshore marine vessels and oil spill response equipment or expand the scope and nature of its environmental services. The Company also may upgrade or enhance its offshore marine vessels or construct offshore marine vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness, shares of Common Stock, or the Company's preferred stock.

       OTHER INVESTMENTS. At December 31, 1998, the Company had an equity investment in and loans to, aggregating $14.5 million, Globe Wireless, Inc. ("Globe Wireless"), a telecommunication service provider dedicated to the maritime industry. The investment, carried at cost and totaling $10.0 million, was in the form of Series C Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock"). Loans, totaling $4.5 million, bear interest at the applicable LIBOR rate plus 2.0% payable quarterly, are repayable in 2003, and are secured by substantially all of the tangible and intangible assets of Globe Wireless. Subject to and upon the terms and conditions contained in an Amended and Restated Loan Agreement dated as of April 15, 1998 between the Company and Globe Wireless, the Company has agreed to loan to Globe Wireless up to an additional $5.5 million. Subject to certain conditions, the Company may exercise certain warrants to purchase up to an amount of the Series C Preferred Stock, equal to the principal amount of the loans outstanding, as repayment of the loans. At December 31, 1998, the Company's investment in convertible preferred stock and loans to Globe Wireless were convertible into an approximate 45% common stock interest in Globe Wireless.

       STOCK AND DEBT REPURCHASE PROGRAM. During February 1999, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $25.0 million. During 1998, the Company purchased 1,305,100 shares of Common Stock and $17.1 million principal amount of the Chiles 10.0% Notes at an aggregate cost of $74.6 million. Of the Common Stock repurchased by the Company in 1998, 593,100 shares, at an aggregate cost of $23.3 million, were acquired in the open market, and 712,000 shares, at an aggregate cost of $37.0 million, were acquired pursuant to the SMIT Stock Repurchase Transaction. During 1999, the Company acquired in the open market an additional 593,500 shares of Common Stock, $2.5 million principal amount of its 7.2% Notes, and $1.5 million principal amount of the Chiles 10.0% Notes at an aggregate cost of $27.1 million. Since initiating the security repurchase program in 1997, the Company has acquired 2,064,568 shares of Common Stock and $22.1 million principal amount of the Chiles 10.0% Notes, 7.2% Notes, and 5 3/8% Notes, at an aggregate cost of $108.2 million. The Company has $31.8 million available for the purchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions, or otherwise depending on market conditions.

       LIQUIDITY. At December 31, 1998, the Company had $100.0 million available for future borrowings under its Credit Facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from 17.5 to 40 basis points per annum on the average unfunded portion of the Credit Facility. The commitment fee rate varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any.

       Under the terms of the Credit Facility, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any.

       The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends.

       On April 29, 1998, Chiles completed the sale of the Chiles 10.0% Notes. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Pursuant to an exchange offer that was consummated on September 28, 1998, all holders of the Chiles 10% Notes exchanged such notes for new notes identical in form and terms, that were registered under the Securities Act of 1933, as amended. Interest on the Chiles 10.0% Notes is payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles prior to May 1, 2003, except that until May 1, 2001, Chiles may redeem, at its option, in the aggregate up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71.5 million aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes were placed in escrow to be used to (a) partially fund the construction of Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital. Chiles incurred $4.2 million in costs associated with the sale of the Chiles 10.0% Notes.

       Also on April 29, 1998, Chiles established the Chiles Bank Facility which was arranged by Nederlandse Scheepshypotheek Bank N.V. and MeesPierson Capital Corporation. Borrowings under the Chiles Bank Facility may be repaid and reborrowed during the term thereof and bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties, conditions (financial or otherwise), or prospects since the date of execution of the Chiles Bank Facility, availability under the Chiles Bank Facility will commence upon delivery of a rig being constructed under contract with Chiles. Presently, management has no reason to believe that credit under the facility would not be available. Until the commencement of availability, Chiles will be required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Chiles Bank Facility, thereafter increased to 0.50% per annum.

       The Chiles Bank Facility is guaranteed by the Rig Owners and such guarantees are secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default), and assignments of insurance proceeds.

       The Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the holders of the Notes ("Noteholders") or Chiles may cure such event of default or prepay all of the indebtedness outstanding under the Chiles Bank Facility. The Chiles Bank Facility also contains certain negative covenants applicable to Chiles and the Guarantors, including prohibitions against the following: certain liens on the collateral under the Chiles Bank Facility; material changes in the nature of their business; sale or pledge of any Guarantor's membership interests; sale or disposition of any Rig or other substantial assets; certain changes in office locations; consolidations or mergers; certain Restricted Payments (as defined in the Chiles Bank Facility), including distributions on membership interests in Chiles Offshore (the "Membership Interests"); the exercise of a right to call the Notes; or any material amendment or modification of the Indenture. The Chiles Bank Facility further requires Chiles to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates; assuming, guaranteeing or (except in their ordinary course of business) otherwise becoming liable in connection with any obligations other than guaranties for the benefit of the lenders under the Chiles Bank Facility, guaranties in favor of the Noteholders or pre-existing guaranties; paying out any funds, except in their ordinary course of business for the business of Chiles or service of certain indebtedness permitted under the Chiles Bank Facility; and issuing or disposing of any of their own membership interests (except to Chiles). In addition, the Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Chiles Bank Facility.

       At December 31, 1998, the Company had outstanding $186.75 million aggregate principal amount of its 5 3/8% Notes that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the repurchase date. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all Senior Indebtedness (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in 2001.

       DISCLOSURE ABOUT MARKET RISKS. The Company's operating revenues are primarily earned from its operation of offshore marine service vessels and net income can vary significantly with fluctuations in the average rate per day worked or utilization of that equipment. Assuming operating activities comparable to fiscal year 1998, each $100 change in the average rate per day worked would have an approximate $8.3 million effect on operating revenues and an approximate $5.4 million effect on net income. Also assuming operating activities comparable to fiscal year 1998, each 1% change in utilization would have an approximate $3.8 million effect on operating revenues and an approximate $2.5 million effect on net income. Should changes in rates per day worked and utilization have an adverse effect on the Company's results of operation and cash flows, certain actions may be taken by management to mitigate the impact through cost reduction measures that include but are not limited to the deferral of vessel drydockings and repairs or the removal of vessels from service.

       The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is pounds sterling. The financial statements of the Company's United Kingdom operations are measured using the pound sterling and changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in Accumulated Other Comprehensive Income in Stockholders' Equity. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At December 31, 1998, the notional and fair value of those forward exchange contracts, which expire at various dates through January 2000, were approximately $3.4 million and $0.04 million, respectively. The weighted average exchange rate of the Company's forward exchange contracts at December 31, 1998 was approximately .61 pounds sterling per U.S. dollar. The Company also collects certain revenues and pays certain expenses in other foreign currencies. With respect to these foreign currency risks, the Company has not entered into hedging contracts and its operating results are positively or negatively affected as these foreign currencies strengthen or weaken against the U.S. dollar. The market risks associated with these other foreign currencies have not been material.

       The rates that the Company is able to charge customers for its fleet of offshore marine vessels and those that it expects to charge for the Rigs under construction and, consequently, the earnings and cash flows from such operations are in large part dependent upon natural gas prices. In an effort to achieve greater predictability with respect to such cash flows and earnings and to mitigate the effects that the volatility of the price of natural gas will have on its operations, the Company has in the past and may in the future hedge against the risks associated with movements in natural gas prices through the use of commodity futures, options, swap agreements, and other hedge devices. The use of these hedging arrangements is intended to limit the risk of a decline in market rates for offshore vessels and the Rigs, which typically follow a decline in natural gas prices. These arrangements, however, may also mitigate the favorable effect on earnings and cash flows of increased rates, which typically follow an increase in natural gas prices.

       Beginning in 1998, the Company entered into commodity price swap agreements pursuant to which, on each applicable settlement date, the Company receives the amount, if any, by which the contract price for the notional quantity of natural gas under contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. As of December 31, 1998, the Company had entered into various commodity price swap agreements based on 12,660 million British thermal units ("MMbtu") of natural gas per day at an average price of $2.22 per MMbtu under commodity swap transactions that expire at various dates through December 2000. For accounting purposes, the change in the market value of the Company's natural gas commodity price swap agreements is recognized as a gain or loss in the period of change.

       MINORITY INTEREST. Minority interest includes the interest of the Company's partners in the net worth of primarily three joint ventures:
       Chiles, the Veesea Joint Venture, and the Vision Joint Venture.

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

       YEAR 2000

       The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four and that date sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted incorrectly. The Company has been pursuing a strategy to ensure that all of its significant computer systems will be able to process dates from and after January 1, 2000 without critical failure. Computerized systems are integral to the Company's operations, particularly for accounting and office product software applications used throughout its many offices and, to a lesser extent, for communication, navigational and other systems aboard certain of the Company's vessels.

       Most of the Company's computerized accounting and office product software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Where necessary, these software developers have already modified and released newer versions of their product that are Y2K compliant. The Company has implemented or is in the process of testing and evaluating these newer Y2K compliant versions. In connection with the acquisition of accounting applications in prior years unconnected with its Y2K planning, the Company has already upgraded materially all of its computer hardware to systems that are Y2K compliant. The Company expects to complete the implementation of both Y2K compliant accounting and office product software and related hardware during the second half of 1999. Substantially all Y2K compliant software upgrades have been provided under the terms of the Company's maintenance contracts without additional cost. The Company has also substantially completed inventorying and preparing a risk analysis of other date-aware systems in its operations that include vessels. Presently, the Company estimates the cost of modifying its information technology infrastructure to be Y2K compliant will be approximately $0.5 million.

       The Company's computer systems are not widely integrated with the systems of its suppliers and customers. A potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and the Company has added Y2K compliance requirements to all of its purchasing contracts.

       At present, the Company has not developed a contingency plan to address all areas of risk associated with Y2K compliance but expects to develop a plan, if needed, beginning in the third quarter of 1999. The Company is committed to ensuring that it is fully Y2K ready and believes that, when completed, its plans will adequately address the above-mentioned risks.

       Based upon the Y2K risk assessment work performed thus far, the Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. Although the Company does not expect that such disruptions would have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company's belief is correct or that its risk assessments are, in fact, accurate. The Company believes that the upgrades to its hardware and software systems, in conjunction with any contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations; however, such assessment is predicated on the timely completion of the above referenced software modifications. Should these modifications and upgrades be delayed or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

       EUROPEAN ECONOMIC AND MONETARY UNION

       The Company conducts business in the Netherlands and France and may conduct business from time to time in other countries which have agreed to join the European Economic and Monetary Union (the "EMU"). The member nations of the EMU have agreed to adopt a single currency called the Euro. Effective January 1, 1999, a three-year transition period for the Euro has begun and the conversion rates between the Euro and member nations national currencies have been fixed. Business enterprises have the option of switching to the single currency at any time prior to January 1, 2002. The software upgrades of the Company's principal financial accounting system necessary to allow for the conduct of business in Euros and national currencies during the transition period and entirely in Euros thereafter have been provided under the terms of a maintenance contract with its software provider without additional costs. There may also be other costs relating to the conversion to the Euro that the Company is unable to accurately estimate or segregate, but the Company does not anticipate that such costs will be material. The Company does not anticipate that the conversion to the Euro will have a material impact on its future financial condition or results of operations.

       ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and related notes are included in
       Part IV of this Form 10-K on pages 33 through 56.

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

                                     PART IV


       ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

       (a)          Documents filed as part of this report:

                    1. and 2. Financial Statements and Financial Statement Schedules.

                    See Index to Consolidated Financial Statements and Financial Statement Schedules on page 33 of this Form 10-K.

                    3. Exhibits:

                    See Index to Exhibits on pages 59 - 65 of this Form 10-K.

       (b)          Reports on Form 8-K:

                    None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEACOR SMIT INC.
                                            (Registrant)

                                            By: /s/ Charles Fabrikant
                                                ------------------------------
                                                Charles Fabrikant,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer
       Date: March 31, 1999

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                     Title                                      Date

       /s/ Charles Fabrikant                Chairman of the Board,                        March 31, 1999
       --------------------------           President and Chief Executive
       Charles Fabrikant                    Officer (Principal Executive Officer)


       /s/ Randall Blank                    Executive Vice President, Chief               March 31, 1999
       --------------------------           Financial Officer and Secretary
       Randall Blank                        (Principal Financial Officer)


       /s/ Lenny P. Dantin                  Vice President and                            March 31, 1999
       --------------------------           Treasurer (Principal Accounting
       Lenny P. Dantin                      Officer and Controller)


       /s/ Granville E. Conway              Director                                      March 31, 1999
       --------------------------
       Granville E. Conway


       /s/ Michael E. Gellert               Director                                      March 31, 1999
       --------------------------
       Michael E. Gellert


       /s/ Antoon Kienhuis                  Director                                      March 31, 1999
       --------------------------
       Antoon Kienhuis


       /s/ Stephen Stamas                   Director                                      March 31, 1999
       --------------------------
       Stephen Stamas


       /s/ Richard M. Fairbanks III         Director                                      March 31, 1999
       ----------------------------
       Richard M. Fairbanks III


                                            Director                                      March __, 1999
       --------------------------
       Pierre de Demandolx


       /s/ Andrew R. Morse                  Director                                      March 31, 1999
       --------------------------
       Andrew R. Morse


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


Financial Statements:
                                                                                                           Page
       Report of Independent Public Accountants..................................................           34

       Consolidated Balance Sheets - December 31, 1998 and 1997..................................           35

       Consolidated Statements of Income for each of the three years
          ended December 31, 1998................................................................           36

       Consolidated Statements of Changes in Equity for each of the
          three years ended December 31, 1998....................................................           37

       Consolidated Statements of Cash Flows for each of the three years
          ended December 31, 1998................................................................           38

       Notes to Consolidated Financial Statements................................................           39

Financial Schedules:

       Reports of Independent Public Accountants on Financial
          Statement Schedule.....................................................................           57

       Valuation and Qualifying Accounts for each of the three
          years ended December 31, 1998..........................................................           58


       All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



       To SEACOR SMIT Inc.:

       We have audited the accompanying consolidated balance sheets of SEACOR SMIT Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEACOR SMIT Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                      Arthur Andersen LLP

       New Orleans, Louisiana
       February 5, 1999

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS                                                1998             1997
                                                                                         ---------------  ---------------
Current Assets:
   Cash and cash equivalents, including restricted cash of $14,239 at December 31,
     1998...........................................................................   $      175,267   $      175,381
   Marketable securities............................................................           40,325           33,020
   Trade and other receivables, net of allowance for
     doubtful accounts of $1,956 and $1,626, respectively...........................           86,621           84,087
   Inventories......................................................................            1,561            2,149
   Prepaid expenses and other.......................................................            7,959            1,422
                                                                                         ---------------  ---------------
       Total current assets.........................................................          311,733          296,059
                                                                                         ---------------  ---------------
Investments, at Equity and Receivables from 50% or Less Owned Companies.............           55,478           38,370
Available-for-Sale Securities.......................................................          154,378          127,420
Property and Equipment:
   Vessels and equipment............................................................          506,279          447,620
   Vessels and rigs under construction..............................................          185,116          108,592
   Other............................................................................           45,188           36,671
                                                                                         ---------------  ---------------
                                                                                              736,583          592,883
   Less-accumulated depreciation....................................................          111,722          109,949
                                                                                         ---------------  ---------------
                                                                                              624,861          482,934
                                                                                         ---------------  ---------------
Restricted Cash.....................................................................           69,234            6,983
Other Assets........................................................................           42,291           28,035
                                                                                         ===============  ===============
                                                                                       $    1,257,975   $    1,019,801
                                                                                         ===============  ===============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt................................................   $        2,122   $        1,925
   Accounts payable and accrued expenses............................................           45,842           34,304
   Accrued wages....................................................................            4,740            3,658
   Accrued interest.................................................................            4,511            4,616
   Accrued income taxes.............................................................                -            8,739
   Other current liabilities........................................................           14,503            6,279
                                                                                         ---------------  ---------------
       Total current liabilities....................................................           71,718           59,521
                                                                                         ---------------  ---------------
Long-Term Debt .....................................................................          472,799          358,714
Deferred Income Taxes...............................................................           86,124           59,681
Deferred Gains and Other Liabilities................................................           51,623           34,168
Minority Interest in Subsidiaries...................................................           32,929           33,703
Stockholders' Equity:
   Common stock, $.01 par value, 40,000,000 shares authorized; 14,146,457 and
     14,064,221 shares issued in 1998 and 1997, respectively........................              141              140
   Additional paid-in capital.......................................................          272,012          268,728
   Retained earnings................................................................          337,086          211,159
   Less 1,472,134 and 166,968 shares held in treasury in 1998 and 1997, respectively,
    at cost.........................................................................          (65,656)          (5,365)
   Unamortized restricted stock.....................................................             (972)            (986)
   Accumulated other comprehensive income...........................................              171              338
                                                                                         ---------------  ---------------
       Total stockholders' equity...................................................          542,782          474,014
                                                                                         ===============  ===============
                                                                                       $    1,257,975   $    1,019,801
                                                                                         ===============  ===============

  The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1998              1997             1996
                                                                      ---------------  ----------------  ---------------
Operating Revenue:
   Marine........................................................   $      359,611   $      325,009    $      193,557
   Environmental -
     Oil spill and emergency response............................            5,154            4,763            12,466
     Retainer and other services.................................           21,026           17,176            18,421
                                                                      ---------------  ----------------  ---------------
                                                                           385,791          346,948           224,444
                                                                      ---------------  ----------------  ---------------
Costs and Expenses:
   Cost of spill and emergency response..........................            4,223            3,916            10,398
   Operating expenses -
     Marine......................................................          177,236          158,175           108,043
     Environmental...............................................            6,263            5,402             6,227
   Administrative and general....................................           36,102           28,299            22,304
   Depreciation and amortization.................................           36,449           36,538            24,967
                                                                      ---------------  ----------------  ---------------
                                                                           260,273          232,330           171,939
                                                                      ---------------  ----------------  ---------------

Operating Income.................................................          125,518          114,618            52,505
                                                                      ---------------  ----------------  ---------------

Other Income (Expense):
   Interest income...............................................           25,346           12,756             3,558
   Other.........................................................            6,492              569              (646)
   Gain from equipment sales or retirements, net.................           38,338           61,928             2,264
   Interest expense..............................................          (22,798)         (14,168)           (5,713)
                                                                      ---------------  ----------------  ---------------
                                                                            47,378           61,085              (537)
                                                                      ---------------  ----------------  ---------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   of 50% or Less Owned Companies, and Extraordinary Item........          172,896          175,703            51,968
                                                                      ---------------  ----------------  ---------------
Income Tax Expense:
   Current.......................................................           33,635           36,317            15,215
   Deferred......................................................           26,658           25,067             3,320
                                                                      ---------------  ----------------  ---------------
                                                                            60,293           61,384            18,535
                                                                      ---------------  ----------------  ---------------
Income Before Minority Interest, Equity in Earnings of 50% or
   Less Owned Companies and Extraordinary Item...................          112,603           114,319           33,433
Minority Interest in (Income) Loss of Subsidiaries...............           (1,612)            (301)              244
Equity in Net Earnings of 50% or Less Owned Companies............           13,627            5,575             1,283
                                                                      ---------------  ----------------  ---------------
Income Before Extraordinary Item.................................          124,618          119,593            34,960
Extraordinary Item - Gain/(Loss) on Extinguishment of Debt, net of
tax..............................................................            1,309             (439)             (807)
                                                                      ---------------  ----------------  ---------------
Net Income.......................................................   $      125,927   $      119,154    $       34,153
                                                                      ===============  ================  ===============

Basic Earnings Per Common Share:
   Income before extraordinary item..............................   $         9.49   $         8.64    $         3.04
   Extraordinary item............................................             0.10            (0.03)            (0.07)
                                                                      ===============  ================  ===============
   Net income....................................................   $         9.59   $         8.61    $         2.97
                                                                      ===============  ================  ===============
Diluted Earnings Per Common Share:
   Income before extraordinary item..............................   $         8.17   $         7.50    $         2.80
   Extraordinary item............................................             0.08            (0.03)            (0.06)
                                                                      ===============  ================  ===============
   Net income....................................................   $         8.25   $         7.47    $         2.74
                                                                      ===============  ================  ===============

Weighted Average Common Shares:
   Basic.........................................................       13,135,111       13,840,205        11,480,929
   Diluted.......................................................       16,090,556       16,845,001        13,256,291


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                                                     Accumulated
                                                                                        Unamortized    Other
                                             Common   Additional   Retained   Treasury  Restricted  Comprehensive Comprehensive
                                              Stock   Paid-in      Earnings    Stock      Stock        Income        Income
                                                       Capital
 ------------------------------------------- -------- ----------- ----------- --------- ----------- ------------- -------------
 1998
 -------------------------------------------
 Balance, December 31, 1997................$    140 $    268,728 $ 211,159  $   (5,365) $   (986) $         338 $           -
    Add/(Deduct) -
      -Net income for fiscal year 1998.....       -            -   125,927           -         -              -       125,927
      -Issuance of common stock:
          ERST/O'Brien's Inc. acquisition..       -          442         -           -         -              -             -
          Exercise of stock options........       1        1,473         -           -         -              -             -
          Issuance of restricted stock.....       -        1,369         -           -    (1,319)             -             -
      -Amortization of restricted stock....       -            -         -           -     1,333              -             -
      -Net currency translation adjustments       -            -         -           -         -           (121)         (121)
      -Change in unrealized gains (losses)
         on available-for-sale securities..       -            -         -           -         -            (46)          (46)

      -Purchase of treasury shares.........       -            -         -     (60,291)        -              -             -
                                             -------- ----------- ----------- --------- ----------- ------------- -------------
 Balance, December 31, 1998................$    141 $    272,012$  337,086  $  (65,656) $   (972) $         171 $     125,760
 ==============================================================================================================================
 1997
 -------------------------------------------
 Balance, December 31, 1996................$    139 $    258,904 $  92,005  $     (622) $   (279) $         924 $           -
    Add/(Deduct) -
      -Net income for fiscal year 1997.....       -            -   119,154           -         -              -       119,154
      -Issuance of common stock:
          Galaxie transaction..............       1        2,787         -           -         -              -             -
          SMIT transaction.................       -        1,554         -           -         -              -             -
          ERST/O'Brien's Inc. acquisition..       -        3,614         -           -         -              -             -
          Exercise of stock options........       -          656         -           -         -              -             -
          Issuance of restricted stock.....       -        1,213         -           -    (1,146)             -             -
      -Amortization of restricted stock....       -            -         -           -       439              -             -
      -Net currency translation adjustments       -            -         -           -         -           (570)         (570)
      -Change in unrealized gains (losses)
          on available-for-sale securities.       -            -         -           -         -            (16)          (16)

      -Purchase of treasury shares.........       -            -         -      (4,743)        -              -             -
                                             -------- ----------- ----------- --------- ----------- ------------- -------------
 Balance, December 31, 1997................$    140 $    268,728 $ 211,159  $   (5,365) $   (986) $         338 $     118,568
 ==============================================================================================================================
 1996
 -------------------------------------------
 Balance, December 31, 1995................$     99 $    127,317$   57,852  $     (576) $   (159) $      (1,069)$           -
    Add/(Deduct) -
      -Net income for fiscal year 1996......      -            -    34,153           -         -              -        34,153
      -Issuance of common stock:
          Public offering...................      9       37,670         -           -         -              -             -
          2.5% note conversion..............      2        3,939         -           -         -              -             -
          6.0% note conversion..............     21       53,764         -           -         -              -             -
          SMIT transaction..................      7       33,635         -           -         -              -             -
          Exercise of stock options.........      1        2,452         -           -         -              -             -
          Issuance of restricted stock......      -          575         -           -      (575)             -             -
      -Cancellation of restricted stock.....      -            -         -         (46)       46              -             -
      -Amortization of restricted stock.....      -            -         -           -       409              -             -
      -Net currency translation adjustments.      -            -         -           -         -          1,993         1,993
      -Public offering costs................      -         (448)        -           -         -              -             -
                                             ======== =========== =========== ========= =========== ============= =============
 Balance, December 31, 1996................$    139 $    258,904 $  92,005  $     (622) $   (279) $         924 $      36,146
 ==============================================================================================================================


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                                    1998           1997          1996
                                                                                -------------  -------------  ------------
Cash Flows from Operating Activities:
Net Income....................................................................$     125,927  $     119,154  $      34,153
Depreciation and amortization.................................................       36,449         36,538         24,967
   Restricted stock amortization..............................................        1,333            439            409
   Debt discount amortization.................................................        1,275              7            137
   Bad debt expense...........................................................          455          1,155            238
   Deferred income taxes......................................................       26,658         25,067          3,320
   Equity in net earnings of 50% or less owned companies......................      (13,627)        (5,575)        (1,283)
   Extraordinary (gain)/loss, extinguishment of debt..........................       (1,309)           439            807
   Gain from sale of investment in 50% or less owned company..................       (1,197)             -              -
   Gain on commodity swaps transactions, net..................................       (3,273)             -              -
   Net gain from sale of available-for-sale securities........................       (1,827)             -              -
   Gain from equipment sales or retirements, net..............................      (38,338)       (61,928)        (2,264)
   Amortization of deferred gains on sale and leaseback transactions..........      (19,797)             -              -
   Minority interest in income (loss) of subsidiaries.........................        1,612            301           (244)
   Other, net.................................................................        2,770          1,451            279
   Changes in operating assets and liabilities -
     (Increase) decrease in receivables.......................................          231        (35,976)       (14,819)
     (Increase) decrease in inventories.......................................          590           (602)            69
     (Increase) decrease in prepaid expenses and other assets.................       (5,820)          (998)           609
     Increase in accounts payable, accrued and other liabilities..............       10,029         26,076         12,359
                                                                                -------------  -------------  ------------
       Net cash provided by operations........................................      122,141        105,548         58,737
                                                                                -------------  -------------  ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment...........................................  (226,779)      (136,097)       (50,794)
   Proceeds from the sale of marine vessels and equipment........................   143,965        139,828          3,441
   Investments in and advances to 50% or less owned companies....................    (6,973)        (7,075)           (65)
   Principal payments on notes due from 50% or less owned companies..............     2,611            723            942
   Proceeds from sale of investment in 50% or less owned company.................     2,310              -              -
   Net increase in restricted cash account.......................................   (22,251)       (46,983)             -
   Proceeds from sale of available-for-sale securities...........................   143,241              -              -
   Proceeds from maturity of held-to-maturity securities.........................    33,020            311            642
   Purchase of available-for-sale securities.....................................  (209,018)      (127,454)             -
   Purchase of held-to-maturity securities.......................................         -        (33,032)          (330)
   Purchase of convertible preferred stock and loans to Globe Wireless, Inc......   (11,500)        (3,000)             -
   Acquisition of vessels and joint venture interests from SMIT
      Internationale N.V.........................................................         -              -        (54,427)
   Dividends received from 50% or less owned companies...........................     2,334              -              -
   Other, net....................................................................      (162)        (2,308)           471
                                                                                -------------  -------------  ------------
       Net cash (used in) investing activities...................................  (149,202)      (215,087)      (100,120)
                                                                                -------------  -------------  ------------
Cash Flows from Financing Activities:
   Payments of long-term debt and stockholder loans..............................   (14,741)       (10,383)       (52,743)
   Proceeds from issuance of long-term debt .....................................         -          1,125          7,711
   Net proceeds from sale of common stock........................................         -              -         37,231
   Payments on capital lease obligations.........................................    (1,454)        (1,844)          (172)
   Net proceeds from the sale of Chiles Offshore LLC 10.0% Senior Notes..........   105,762              -              -
   Net proceeds from sale of 5 3/8% Convertible Subordinated Notes...............         -              -        168,189
   Net proceeds from sale of 7.2% Subordinated Notes.............................         -        148,049              -
   Proceeds from sale of minority interest.......................................         -          4,096              -
   Distribution of membership interest to a minority shareholder.................    (2,725)             -              -
   Common stock acquired for treasury............................................   (60,291)        (4,743)             -
   Other, net....................................................................       757           (832)         1,266
                                                                                -------------  -------------  ------------
       Net cash provided by financing activities.................................    27,308        135,468        161,482
                                                                                -------------  -------------  ------------

Effects of Exchange Rate Changes on Cash and Cash Equivalents....................      (361)           399            168
                                                                                -------------  -------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents.............................      (114)        26,328        120,267
Cash and Cash Equivalents, beginning of period...................................   175,381        149,053         28,786
                                                                                =============  =============  ============
Cash and Cash Equivalents, end of period......................................$     175,267  $     175,381  $     149,053
                                                                                =============  =============  ============

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

       NATURE OF OPERATIONS. SEACOR SMIT Inc. ("SEACOR") and its subsidiaries (the "Company") furnish vessel support to the offshore oil and gas exploration and production industry and provide contractual oil spill response and related training and consulting services to companies who store, transport, produce, or handle petroleum and certain non-petroleum oils as required by the Oil Pollution Act of 1990 ("OPA 90"). The Company operates principally in the United States, offshore West Africa, the North Sea, the Far East, and Latin America. During 1997, the Company acquired a 55.4% membership interest in Chiles Offshore LLC ("Chiles"), a joint venture and strategic alliance created to construct, own, and operate state-of-the-art premium jackup offshore drilling rigs. During 1997, Chiles commenced construction of two state-of-the-art premium jackup offshore drilling rigs (the "Rigs") that are scheduled for delivery in April and September 1999.

       BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of SEACOR and all majority owned subsidiaries. Intercompany balances and transactions have been eliminated. The equity method of accounting is used by the Company when it has a 20% to 50% ownership interest in other entities and the ability to exercise significant influence over their operating and financial policies.

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

       CASH AND CASH EQUIVALENTS. Cash equivalents refer to securities with original maturities of three months or less. At December 31, 1998, cash, totaling $14,239,000, was restricted for payment of the Rigs construction costs and interest on outstanding indebtedness of Chiles.

       ACCOUNTS RECEIVABLE. Customers of offshore marine support services are primarily major and large independent oil and gas exploration and production companies; whereas, customers of oil spill and emergency response services include tank vessel owner/operators, refiners, terminals, exploration and production facilities and pipeline operators. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal.

       INVENTORIES. Inventories consist of offshore marine vessel spare parts, fuel, and supplies that are recorded at cost and charged to vessel expenses as consumed.

       PROPERTY AND EQUIPMENT. Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes. Maintenance and repair costs, including routine drydock inspections on vessels in accordance with maritime regulations, are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and major renewals or improvements to other properties are capitalized.

       Vessels and related equipment are depreciated over 20-25 years; all other property and equipment are depreciated and amortized over two to ten years.

       Interest cost incurred during the construction of offshore marine vessels and Rigs is capitalized as part of the carrying value of the assets and amortized to expense over their estimated useful lives. Interest capitalized in 1998 and 1997 totaled $8,455,000 and $1,516,000, respectively. No interest was capitalized in 1996.

       OTHER ASSETS. Intangibles and other assets consist of the following, in thousands:

                                                    1998           1997
                                                 -----------    ----------
Goodwill......................................$     17,682   $     17,239
Convertible preferred stock of Globe
Wireless, Inc.................................      10,000              -
Deferred financing cost.......................      10,788          6,841
Net sale-type leases, see Note 10.............       3,454          2,543
Covenants-not-to-compete......................       1,509          1,509
Notes Receivable due from Globe Wireless, Inc.       4,500          3,000
Other.........................................         764            886
                                                  ----------     ---------
                                                    48,697         32,018

Less accumulated amortization.................      (6,406)        (3,983)
                                                  ----------     ---------
Total other assets............................$     42,291   $     28,035
                                                  ==========     =========

       Intangible assets are carried at cost less accumulated depreciation and amortized to expense primarily on a straight-line basis over their estimated period of benefit, ranging from three to twenty years. Other assets also include the Company's equity investment in and loans to, aggregating $14.5 million, Globe Wireless, Inc. ("Globe Wireless"), a telecommunication service provider dedicated to the maritime industry. The investment, carried at cost and totaling $10.0 million, was in the form of Series C Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock"). Loans, totaling $4.5 million, bear interest at the applicable LIBOR rate plus 2.0% payable quarterly, are repayable in 2003, and are secured by substantially all of the tangible and intangible assets of Globe Wireless. Subject to and upon the terms and conditions contained in an Amended and Restated Loan Agreement dated as of April 15, 1998 between the Company and Globe Wireless, the Company has agreed to loan to Globe Wireless up to an additional $5.5 million. Subject to certain conditions, the Company may exercise certain warrants to purchase up to an amount of the Series C Preferred Stock, equal to the principal amount of the loans outstanding, as repayment of the loans. At December 31, 1998, the Company's investment in convertible preferred stock and loans to Globe Wireless were convertible into an approximate 45% common stock interest in Globe Wireless.

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

       DEFERRED GAIN. The Company has entered into vessel sale and leaseback transactions and other vessel sale transactions with joint venture corporations in which the Company has a 50% or less ownership interest. Certain gains realized from these transactions were not immediately recognized as income but were deferred in the Consolidated Balance Sheets. For the sale and leaseback transactions, gains were deferred to the extent of the present value of minimum lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. For vessel sale transactions with joint venture corporations, gains were deferred to the extent of the Company's ownership interest and are being amortized to income over the applicable vessels' depreciable lives.

       FOREIGN CURRENCY TRANSLATION. The assets, liabilities, and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. For purpose of consolidating these subsidiaries with SEACOR, the assets and liabilities of these foreign operations are translated to U.S. dollars at currency exchange rates as of the balance sheet date and for revenue and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are charged to Accumulated Other Comprehensive Income in Stockholders' Equity.

       Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. Foreign currency exchange gains or losses included in determining net income have not been material. Gains and losses on foreign currency transactions that are designated as, and effective as, economic hedges of a net investment in a foreign entity (such as debt denominated in a foreign currency or forward exchange contracts) are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. Gains or losses on foreign currency transactions that do not hedge an exposure are included in determining net income in accordance with the requirements for other foreign currency transactions as described above.

       REVENUE RECOGNITION. The Company's offshore marine service business earns revenue primarily from time or bareboat charter of vessels to customers based upon daily rates of hire. Rates of hire earned under time and bareboat charters vary substantially in direct proportion to the operating expenses incurred in conjunction with each type of charter. Typically, under time charter arrangements, the vessels' operating expenses are the responsibility of the Company; whereas, under bareboat charters, the vessels' operating expenses are the responsibility of the charterer. Vessel charters may range from several days to several years.

       Environmental customers are charged retainer fees for ensuring by contract the availability (at predetermined rates) of the Company's response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for other emergency and spill response as contemplated by response plans filed by the Company's customers. Certain vessel owners pay in advance a minimum annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain other vessel owners pay a fixed fee for the Company's retainer service and such fee is recognized ratably throughout the year. Facility owners generally pay a quarterly fee based on a formula that defines and measures petroleum products transported to or processed at the facility. Some facility owners pay an annual fixed fee and such fee is recognized ratably throughout the year. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as seven years. Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenue can vary greatly between comparable periods. Consulting fees are also earned by the Company's environmental service business from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises, and other special projects.

       EARNINGS PER SHARE. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective December 15, 1997, and all prior period earnings per share data have been restated to conform with the provisions of that Statement. Basic earnings per common share were computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the relevant periods. Diluted earnings per common share further gives effect for all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the removal of certain stock restrictions and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Certain options and share awards, 52,711 and 16,960 in 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidultive.


                                                                                       Per
                                                           Income        Shares       Share
                                                        ----------------------------  -------
FOR THE YEAR ENDED 1998-
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item................   $ 124,618,000   13,135,111    $  9.49
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      125,901
    Convertible Securities..........................       6,761,000    2,829,544
                                                        ----------------------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions.....................    $ 131,379,000   16,090,556    $  8.17
                                                        ============================  =======
FOR THE YEAR ENDED 1997-
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item................   $ 119,593,000   13,840,205    $  8.64
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      163,930
    Convertible Securities..........................       6,787,000    2,840,866
                                                        ----------------------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $ 126,380,000   16,845,001    $  7.50
                                                        ============================  =======
FOR THE YEAR ENDED 1996-
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item................   $  34,960,000   11,480,929    $  3.04
                                                                                      =======
  EFFECT OF DILUTIVE SECURITIES:
    Options and Restricted Stock....................               -      177,529
    Convertible Securities..........................       2,122,000    1,597,833
                                                        ----------------------------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $  37,082,000   13,256,291    $  2.80
                                                        ============================  =======

       RELIANCE ON FOREIGN OPERATIONS. For the years ended December 31, 1998, 1997, and 1996, approximately 39%, 38%, and 27%, respectively, of the Company's operating revenues were derived from its foreign operations that increased significantly during 1997 due primarily to the SMIT Transaction (see Note 4). The Company's foreign operations, primarily contained in its offshore marine service business, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations. Oil spill response and related training and consulting service revenues derived from foreign markets have not been material.

       COMPREHENSIVE INCOME. During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Changes in Equity. For purposes of SFAS 130, the Company's other comprehensive income or loss was comprised of net currency translation adjustments and unrealized holding gains on available for sale securities. Income taxes allocated to each component of other comprehensive income during the years indicated are as follows, in thousands of dollars:

                                                                   Before-Tax     Tax (Expense)     Net-of-Tax
                                                                     Amount        Or Benefit         Amount
                                                                 --------------- ---------------  ---------------
1998
Foreign currency translation adjustments.......................$         (186)  $          65   $         (121)
Unrealized gains on available-for-sale securities:
   Unrealized holdings gains (losses) arising during period....         1,757            (615)           1,142
   Less - reclassification adjustment for gains included in
net income.....................................................        (1,827)            639           (1,188)
                                                                 =============== ===============  ===============
Other comprehensive income.....................................$         (256)  $          89   $         (167)
                                                                 =============== ===============  ===============
1997
Foreign currency translation adjustments.......................$         (876)  $         306   $         (570)
Unrealized gains on available-for-sale securities:
   Unrealized holdings gains (losses) arising during period....           (25)              9              (16)
   Less - reclassification adjustment for gains included in
net income.....................................................             -               -                -
                                                                 =============== ===============  ===============
Other comprehensive income.....................................$         (901)  $         315   $         (586)
                                                                 =============== ===============  ===============
1996
Foreign currency translation adjustments.......................$        3,066   $      (1,073)  $        1,993
Unrealized gains on available-for-sale securities:
   Unrealized holding gains arising during period..............             -               -                -
   Less - reclassification adjustment for gains included in
net income.....................................................             -               -                -
                                                                 =============== ===============  ===============
Other comprehensive income.....................................$        3,066   $      (1,073)  $        1,993
                                                                 =============== ===============  ===============

       Accumulated other comprehensive income balances during the years indicated are as follows, in thousands of dollars:

                                    Foreign             Unrealized            Accumulated
                                   Currency          Gains (Losses) on    Other Comprehensive
                                     Items              Securities              Income
                             --------------------- --------------------- ---------------------
1998
Beginning balance...........$           354       $           (16)      $           338
Current period change.......           (121)                  (46)                 (167)
                             --------------------- --------------------- ---------------------
Ending Balance..............$           233       $           (62)      $           171
                             ===================== ===================== =====================
1997
Beginning balance...........$           924       $             -       $           924
Current period change.......           (570)                  (16)                 (586)
                             --------------------- --------------------- ---------------------
Ending Balance..............$           354       $           (16)      $           338
                             ===================== ===================== =====================
1996
Beginning balance...........$        (1,069)      $             -       $        (1,069)
Current period change.......          1,993                     -                 1,993
                             --------------------- --------------------- ---------------------
Ending Balance..............$           924       $             -       $           924
                             ===================== ===================== =====================

       INVESTMENT IN CHILES. Due to Chiles' initial focus on the U.S. Gulf of Mexico, its business and operations will be particularly dependent upon the condition of the oil and gas industry in the U.S. Gulf of Mexico and the exploration and production expenditures of oil and gas companies there. The offshore drilling industry historically has been and is expected to continue to be highly competitive and cyclical. During 1998, the decline in product prices in the oil and gas industry, particularly oil prices, resulted in reduced day rates and decreased utilization, particularly in the U.S. Gulf of Mexico shallow water market, and excess supply in the current jackup rig market. Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond Chiles' control could curtail spending by oil and gas companies. Therefore, Chiles cannot predict whether, or to what extent, market conditions will improve or deteriorate further. The current trends in market conditions may have an adverse effect on the Company's future results of operations, although the extent of such effect cannot be accurately predicted.

       The Company believes that Chiles has sufficient financing in place to complete the construction and outfitting of the Rigs and fund the initial cost of operations. Current day rate levels for jackup rigs are, however, not sufficient for Chiles to operate the Rigs at cash flow levels necessary to provide for adequate debt service coverage. Accordingly, if jackup rig day rates remain depressed, it will be necessary for Chiles to obtain additional financing in the form of subordinated debt or equity. The Company believes that Chiles will be able to obtain such financing, if required; however, there can be no assurance that it will be available on acceptable terms.

       RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

       During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company adopted the SOP, and the effect did not have a material effect on the Company's statement of financial position or results of operations.

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

                                                                      1998                       1997
                                                            -------------------------  ------------------------
                                                              Carrying    Estimated     Carrying     Estimated
                                                               Amount     Fair Value     Amount     Fair Value
                                                            ------------ ------------  -----------  -----------
ASSETS:
   Cash and temporary cash investments.....................$   175,267  $   175,267  $    175,381 $    175,381
   Marketable securities...................................    194,748      194,703       160,465      158,921
   Notes receivable........................................     12,114       12,072         9,312        9,312
   Restricted cash.........................................     69,234       69,234        46,983       46,983
   Other assets, convertible preferred stock...............     10,000       10,000             -            -
   Natural gas commodity swaps.............................      3,708        3,708             -            -
LIABILITIES:
   Long-term debt, including current portion...............    474,921      461,040       360,639      388,157
   Indebtedness to a minority shareholder of a subsidiary..        607          570         1,175        1,169
   Foreign currency forward contracts......................         37           37           161          161


       The carrying value of cash and temporary cash investments and restricted cash approximated fair values due to the short-term maturities of these instruments. The fair value of marketable securities was estimated using quoted market prices. Notes receivable approximated fair value since they bear interest at current market rates. Convertible preferred stock is carried at cost, which is lower then net realizable value. The fair market value of long-term debt, indebtedness to a minority stockholder, forward contracts, and natural gas commodity swaps was determined based upon quoted market prices or by discounting the future cash flows using market information as to borrowing rates for debt of similar terms and maturity.

       The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is pounds sterling. The financial statements of the Company's United Kingdom operations are measured using the pound sterling and changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in Accumulated Other Comprehensive Income in Stockholders' Equity. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 1998, the total notional value of those forward exchange contracts was $3,448,000, all of which expire at various dates through January 2000. The rates that the Company is able to charge customers for its fleet of offshore marine vessels and those that it expects to charge for the Rigs under construction and, consequently, the earnings and cash flows from such operations are in large part dependent upon natural gas prices. In an effort to achieve greater predictability with respect to such cash flows and earnings and to mitigate the effects that the volatility of the price of natural gas will have on its operations, the Company has in the past and may in the future hedge against the risks associated with movements in natural gas prices through the use of commodity futures, options, swap agreements, and other hedge devices. The use of these hedging arrangements is intended to limit the downside risk of a decline in rates for offshore vessels and the Rigs, which typically follow a decline in natural gas prices. These arrangements, however, may also mitigate the favorable effect on earnings and cash flows of increased rates, which typically follow an increase in natural gas prices.

       Beginning in 1998, the Company entered into commodity price swap agreements pursuant to which, on each applicable settlement date, the Company receives the amount, if any, by which the contract price for the notional quantity of natural gas under contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. As of December 31, 1998, the Company had entered into various commodity swap agreements based on 12,660 million British thermal units ("MMbtu") of natural gas per day at an average price of $2.22 per MMbtu under commodity swap transactions that expire at various dates through December 2000. For accounting purposes, the change in the market value of the Company's natural gas commodity price swap agreements is recognized as a gain or loss in the period of change. For the fiscal year 1998, the Company has recognized net gains, totaling $3,273,000, from natural gas commodity swap transactions that were reported as Other Income in the Consolidated Statements of Income. During 1998, cash settlements from natural gas commodity swap transactions were not material.

       3. MARKETABLE SECURITIES:
       The Company's marketable securities are categorized as held-to-maturity or available-for-sale, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Held-to-maturity securities are measured at amortized cost, and available-for-sale securities are measured at fair values with unrealized holding gains and losses charged to Accumulated Other Comprehensive Income in Stockholders' Equity.

       The amortized cost and fair value of marketable securities at December 31, 1998 and 1997 were as follows, in thousands of dollars:

                                                              Gross Unrealized Holding
                                                              ------------------------
         Type of Securities                  Amortized         Gains         Losses        Fair Value
                                               Cost
--------------------------------------     --------------    ----------    -----------   ---------------
1998
  AVAILABLE-FOR-SALE:
    U.S. Government and Agencies....   $          184,649 $     1,502   $    (1,212)   $        184,939
    Corporate Debt Securities.......                5,143           -          (337)              4,806
    U.K. Government Securities......                4,529          49             -               4,578
    Equity Securities...............                  427           -           (47)                380
                                           --------------    ----------    -----------   ---------------
                                       $          194,748 $     1,551   $    (1,596)   $        194,703
                                           ==============    ==========    ===========   ===============
1997
  HELD-TO-MATURITY:
    Corporate Debt Securities.......   $           33,020 $         -   $    (1,519)   $         31,501
  AVAILABLE-FOR-SALE:
    U.S. Government and Agencies ...              122,444          48           (72)            122,420
    Corporate Debt Securities.......                5,001           -            (1)              5,000
                                           --------------    ----------    -----------   ---------------
                                       $          160,465 $        48   $    (1,592)   $        158,921
                                           ==============    ==========    ===========   ===============

       The contractual maturities of marketable securities at December 31, 1998 were as follows, in thousands of dollars:

                                                       Amortized      Fair
                 Type and Maturity                        Cost        Value
----------------------------------------------------   ----------- ------------
AVAILABLE-FOR-SALE:
   Mature in One Year or Less.......................$     40,050 $     40,325
   Mature After One Year Through Five Years..........     93,929       94,896
   Mature After Five Years Through Ten Years.........      5,357        5,464
   Mature After Ten Years............................     55,412       54,018
                                                       ----------- ------------
                                                    $    194,748 $    194,703
                                                       =========== ============

       During 1998, the gross realized gains and gross realized losses from the sale of available-for-sale securities were $2,084,000 and $257,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses. There were no available-for-sale securities sold during 1997. The Company did not have investments in available-for-sale securities during 1996.

       4. VESSEL ACQUISITIONS AND DISPOSITIONS:

       MCCALL ACQUISITION. During May 1996, the Company acquired McCall Enterprises, Inc. ("McCall") and affiliated companies (collectively, the "McCall Companies") which operated 36 crew boats and 5 utility boats dedicated to serving the oil and gas industry primarily in the U.S. Gulf of Mexico. In consideration for such acquisition (the "McCall Acquisition"), which was accomplished pursuant to a series of merger and share exchange agreements involving the Company, certain subsidiaries of the Company, the McCall Companies, and the former stockholders of the McCall Companies, the former stockholders of the McCall Companies received an aggregate of 1,306,550 shares of SEACOR's common stock. The McCall Acquisition was accounted for as a pooling of interests, and all costs related to effecting this business combination were expensed.

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

       On March 3, 1998, the Company satisfied its obligation to pay SMIT additional consideration as discussed in the preceding paragraph through the payment of $20,880,000 in cash and, through the issuance in January 1999, of $23,200,000 principal amount of five-year unsecured promissory notes that will bear interest at 90 basis points above the comparable rate for five year U.S. Treasury Notes (5.467%). As part of this transaction, the Company and SMIT also have agreed to extend the three year term of the salvage and maritime contracting and non-compete agreements first established in December 1996 through December 2001.

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

       VESSEL CONSTRUCTION. During 1997 and 1998, the Company completed the construction of seven crew, four anchor handling towing supply and four supply vessels for aggregate cost of $144,296,000.

       VESSEL DISPOSITIONS. The table below sets forth, during the periods indicated, the number of offshore marine vessels sold by type of service.

                                                  During the Twelve Months Ended
                                                           December 31,
                                              ---------------------------------------
                   Type of Vessel               1998 (1)      1997(1)        1996
        ------------------------------------  ------------  -----------  ------------
        Utility.............................         7             7           16
        Supply..............................         6            15            -
        Anchor Handling Towing Supply.......         8             5            -
        Crew................................         5             2            -
        Towing Supply.......................         8             6            -
        Freight.............................         -             1            -
        Seismic.............................         -             1            -
                                              ------------  -----------  ------------
                                                    34            37           16
                                              ============  ===========  ============

                           (1) Of the vessels sold during 1998, five supply, three towing supply, and three anchor handling towing supply vessels were bareboat chartered-in by the Company. Of the vessels sold during 1997, seven supply and one anchor handling towing supply vessel were bareboat chartered-in by the Company.

       5. INVESTMENTS IN AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES:

       Investments, carried at equity, and advances to 50% or less owned companies at December 31, 1998 and 1997 were as follows, in thousands of dollars:

                                               Ownership
            50% or Less Owned Companies       Percentage         1998        1997
        ------------------------------------ -------------   ------------ -----------
        SEACOR-Smit (Aquitaine) Ltd.........     50.0%      $   14,529   $   10,385
        SEAMEX International, Ltd...........     40.0%          14,195        9,499
        Ocean Marine Services (Egypt) Ltd...     33.3%           6,897        6,197
        Maritima Mexicana, S.A..............     40.0%           4,506        1,739
        Patagonia Offshore Services S.A.....     50.0%           4,228        4,874
        Ultragas Smit Lloyd Ltda............     49.0%           2,638        2,014
        Other...............................  25.7%-50.0%        8,485        2,443
                                                             ------------ -----------
                                                            $   55,478   $   38,370
                                                             ============ ===========

       Pursuant to the SMIT Transaction, the Company structured a joint venture, SEACOR-Smit (Aquitaine) Ltd., a Bahamian corporation ("Aquitaine"), and acquired the joint venture interests of SMIT in Smit Swire Shilbaya Egypt Ltd., an Egyptian corporation ("SSS"), and Ultragas Smit Lloyd Ltda., a Chilean corporation ("Ultragas-Smit"). During 1998, the assets of SSS were transferred to Ocean Marine Services (Egypt) Ltd. ("OMS"), also an Egyptian corporation of which the Company owns 33.3%. At December 31, 1998, OMS owned six vessels that were operating offshore Egypt, Ultragas-Smit owned three vessels that were operating offshore Chile, and Aquitaine owned six vessels that were operating in the Far East and Latin America.

       During 1997, the Company and a subsidiary of Sociedad Naviera Ultragas Ltda., the Company's joint venture partner in Ultragas-Smit, formed Patagonia Offshore Services S.A., a Panamanian corporation ("Patagonia"), to operate vessels in support of the Argentine and adjacent offshore markets. Patagonia owns one vessel that was acquired from the Company in 1997. The Company realized a gain from the vessel sale that has been deferred to the extent of its ownership interest in Patagonia and is being amortized to income over the vessel's depreciable life. At December 31, 1998, the Company's advances to Patagonia totaled $2,773,000.

       During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), structured a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") that is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International, Ltd., a Liberian corporation ("SEAMEX"). Since 1994, the Company has sold six vessels to the TMM Joint Venture. The Company realized gains from the vessel sales that have been deferred to the extent of the Company's ownership interest in the TMM Joint Venture and are being amortized to income over the vessels' depreciable lives. At December 31, 1998, the TMM Joint Venture owed the Company $3,968,000 related primarily to advances for the purchase of vessels.

       The amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $21,479,000 at December 31, 1998 of which $15,156,000 represented earnings for which deferred taxes have not been provided.

       6. RESTRICTED CASH:

       At December 31, 1998, restricted cash totaled $83,473,000, and of such balance, $21,259,000 and $62,214,000 are intended for use in defraying the costs of constructing offshore marine vessels for the Company and the Rigs and other related matters for Chiles, respectively. At December 31, 1998, the Company has funded approximately $8,806,000 in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts, as discussed below.

       Proceeds from the sale of certain offshore marine vessels in 1997 and 1998 have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration, and funds must be committed for expenditure within three years or they will be released for the Company's general use.

       Net proceeds from the sale by Chiles in April 1998 of $110,000,000 aggregate principal amount of its 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. These funds may be used to (i) partially fund the construction of the Rigs, (ii) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) provide working capital. Upon receipt by the Escrow Agent of an Officer's Certificate of Chiles that Chiles has made the final installment of the Rigs' purchase price in accordance with the related construction contracts, any funds remaining in escrow will be released by the Escrow Agent to Chiles.

       7. INCOME TAXES:

       Income (loss) before income taxes, minority interest, equity in net earnings of 50% or less owned companies, and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows, in thousands of dollars:

                                                       1998              1997              1996
                                                   -------------     -------------     -------------
 United States.................................$       118,721   $       141,979   $        53,952
 Foreign........................................        54,175            33,724            (1,984)
                                                   -------------     -------------     -------------
                                               $       172,896   $       175,703   $        51,968
                                                   =============     =============     =============

       The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31, in thousands of dollars:

                                                       1998              1997              1996
                                                   -------------     -------------     -------------
 Current:

 State........................................ $         1,367   $           295   $           316
    Federal...................................          26,607            33,303            12,648

 Foreign......................................           5,661             2,719             2,251
 Deferred:

 Federal......................................          26,658            25,067             3,574
    Foreign...................................               -                 -              (254)
                                                   -------------     -------------     -------------
                                               $        60,293   $        61,384   $        18,535
                                                   =============     =============     =============

       The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                                       1998              1997              1996
                                                   -------------     -------------     -------------
 Statutory Rate...............................          35.0 %            35.0 %            35.0%

 Foreign and State Taxes......................           1.3 %             0.2 %             0.7%

 Other........................................          (1.4)%            (0.3)%               -
                                                   -------------     -------------     -------------
                                                        34.9 %            34.9 %             35.7%
                                                   =============     =============     =============

       The components of the net deferred income tax liability were as follows, for the years ended December 31, in thousands of dollars:

                                                     1998            1997
                                                 ------------    -------------
Deferred tax assets:
      Alternative Minimum Tax Credit          $             - $             71
Carryforwards................................
      Foreign Tax Credit Carryforwards.......             881                -
      Subpart F Loss.........................           2,462            2,064
      Nondeductible Accruals.................           1,030              614
      Other..................................             128               94
                                                 ------------    -------------
           Total deferred tax assets.........           4,501            2,843
                                                 ------------    -------------
Deferred tax liabilities:
      Property and equipment.................          88,184           60,214
      Investment in Subsidiaries.............           2,192            1,787
      Other..................................              93              278
                                                 ------------    -------------
           Total deferred tax liabilities....          90,469           62,279
                                                 ------------    -------------
                Net deferred tax liabilities. $        85,968 $         59,436
                                                 ============    =============

       The Company has not recognized a deferred tax liability of $8,216,000 for undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 1998, the undistributed earnings of these subsidiaries and joint venture corporations were $23,474,000.

       8. MINORITY INTEREST:

       In December 1991, the managing agent of the Company's vessels operating in the North Sea invested approximately $1,278,000 of cash in VEESEA Holdings, Inc. and its subsidiaries (collectively "VEESEA"). In return for this investment and for services rendered to VEESEA, the agent received 9% of the equity of VEESEA, and SEACOR, through another subsidiary, assigned to the agent a $679,000 participation in debt due to the SEACOR subsidiary from VEESEA. During 1998, $72,000 of the indebtedness due the minority stockholder was repaid. A fee is paid the minority stockholder for managing the Company's vessels in the North Sea. The U.S. dollar equivalent of fees paid in pounds sterling under this arrangement approximated $1,087,000, $1,015,000, and $960,000 in the years ended December 31, 1998, 1997, and 1996, respectively.

       In August 1997, SEACOR Offshore Rigs Inc. ("SEACOR Rigs"), a wholly owned subsidiary of SEACOR, invested $8,850,000 in exchange for a 50% membership interest in Chiles. SEACOR Rigs subsequently made several interest bearing (at 10% per annum) bridge loans to Chiles and, on December 16, 1997, in connection with the sale by Chiles of $20,000,000 of membership interests to third parties, contributed the aggregate amount outstanding under such bridge loans of $13,990,000 and $12,160,000 in cash to Chiles as capital. Through the foregoing transactions, SEACOR Rigs invested an aggregate of $35,000,000 in Chiles and, as a result, owns an approximate 55.4% membership interest in Chiles. Prior to December 16, 1997, the Company did not own a controlling interest in Chiles and, therefore, accounted for the investment under the equity method. Beginning December 16, 1997, the financial position and results of operations of Chiles are included in the consolidated financial statements of the Company. The equity raised by Chiles will fund a portion of two Rigs' construction costs and serve as working capital.

       Also during 1997, the Company completed the structuring of a limited liability company (the "LLC"), pursuant to a Memorandum of Agreement dated September 25, 1996, with a wholly owned subsidiary of TMM. The TMM subsidiary contributed approximately $4,000,000 to the LLC which owns and operates a recently constructed anchor handling towing supply vessel for a 25% membership interest, and Vision Offshore Inc., a wholly owned subsidiary of SEACOR, owns all of the remaining membership interest in the LLC. On December 31, 1998, a SEACOR subsidiary loaned the LLC $11,270,000 that was distributed to the members based upon their respective ownership interest.

       9. LONG-TERM DEBT:

       Long-term debt balances, maturities, and interest rates are as follows for the years ended December 31, in thousands of dollars:

                                                                                 1998              1997
                                                                            --------------    --------------
5 3/8% Convertible Subordinated Notes due 2006, interest payable
   semi-annually commencing 1997.........................................$       186,750   $       186,750
7.2% Senior Notes Due 2009, interest payable semi-annually...............        150,000           150,000
Capital Lease Obligations................................................         20,842            22,296
10.0% Senior Notes of Chiles due 2008, interest payable semi-annually
   commencing 1998.......................................................         92,870                 -
Promissory Note due a vessel charterer, payable in equal monthly installments from from February 1998 through June 2002, bearing interest at 10.0%, secured by mortgage on a vessel with book value
   of $1,674,000 at December 31, 1998....................................            985             1,125
5.467% Subordinated Promissory Notes due SMIT in 2004 , interest payable
   quarterly commencing March 1999.......................................         23,200                 -
Promissory Note due a stockholder, payable in equal annual installments
   from January 1998 through January 2001, bearing interest at 7.5%......            776             1,000

                                                                             -------------     -------------
                                                                                 475,423           361,171
                                                                             =============     =============
Less  - Portion due within one year......................................         (2,122)           (1,925)
      - Debt discount, 7.2% Senior Notes Due 2009........................           (502)             (532)
                                                                             -------------     -------------
                                                                         $       472,799   $       358,714
                                                                             =============     =============

       Annual maturities of long-term debt for the five years following December 31, 1998 are as follows, in thousands of dollars.

                Year                       1999           2000          2001          2002           2003
-------------------------------------   -----------    ----------    -----------   -----------    -----------
Amount...............................  $      2,122   $     2,191   $ 18,137 (1)  $        154   $          -
                                        ===========    ==========    ===========   ===========    ===========

(1) Six million seven hundred and fifty thousand dollars of the debt maturing in 2001 is payable in convertible subordinated notes in accordance with the terms of a lease between the Company and SMIT.

       On November 5, 1996, the Company completed the private placement of $172,500,000 aggregate principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "Convertible Notes"). The Convertible Notes and the SMIT Convertible Notes (collectively the "5 3/8% Notes") were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of SEACOR's common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of SEACOR's common stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The Company incurred $4,311,000 in costs associated with the sale of the Convertible Notes including $3,881,000 of underwriter's discount. The debt issue costs are reported in other assets and are being amortized to expense over ten years. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The 5 3/8% Notes will mature on November 15, 2006 and bear interest at a rate of 5 3/8% per annum from November 5, 1996, in the case of the Convertible Notes, and December 19, 1996, in the case of the SMIT Convertible Notes, or in each case, from the most recent interest payment date on which interest has been paid or provided for, payable on May 15 and November 15 of each year, commencing on May 15, 1997 to the holders thereof on May 1 and November 1, respectively, preceding such interest payment date.

       On December 19, 1996, pursuant to the SMIT Transaction, the Company issued $15,250,000 principal amount of its SMIT Convertible Notes. The SMIT Convertible Notes were issued under the 1996 Indenture discussed above. Also, pursuant to the SMIT Transaction, the Company entered into lease purchase agreements for two vessels.

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

       On November 17, 1998 the Company entered into an agreement for a $100,000,000 unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA ("DnB"), as agent for itself and other lenders named therein that replaced the prior revolving credit facility with DnB. Until termination of the Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from 17.5 to 40 basis points per annum on the average unfunded portion of the Credit Facility. The commitment fee rate varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any.

       Under the terms of the Credit Facility, the Company may borrow up to $100,000,000 aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any.

       The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends.

       An extraordinary loss of $325,000 or $0.02 per share was recognized in 1997 in connection with the termination of a prior revolving credit facility with DnB that resulted from the write-off of unamortized debt issue costs.

       On September 15, 1997, the Company completed the sale of $150,000,000 aggregate principal amount of its 7.2% Senior Notes Due 2009 (the "7.2% Notes") which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole

       Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On December 8, 1997, the Company completed an exchange offer through which it exchanged all of the 7.2% Notes for a series of 7.2% Senior Notes (the "7.2% Exchange Notes") which are identical in all material respects to the 7.2% Notes, except that the 7.2% Exchange Notes are registered under the Securities Act of 1933, as amended. The 7.2% Notes and the 7.2% Exchange Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. The Company incurred $1,412,500 in costs associated with the sale of the 7.2% Notes including $1,012,500 of underwriters discount. Debt issue costs are reported in Other Assets of the Consolidated Balance Sheet and are being amortized to expense over the life of the related indebtedness.

       Pursuant to a February 1998 letter agreement between the Company and SMIT, the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to a certain Asset Purchase Agreement dated December 19, 1996, by and among the Company and SMIT. The prepayment included cash of $20,880,000 and the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23,200,000, which notes will bear interest at 5.467% per annum payable quarterly in arrears. The amounts prepaid to SMIT have increased the carrying values of vessels and certain joint venture interests that were acquired in the SMIT Transaction.

       On April 29, 1998, the Company's majority owned subsidiary, Chiles, completed the sale of the Chiles 10.0% Notes. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Pursuant to an exchange offer that was consummated on September 28, 1998, all holders of the Chiles 10% Notes exchanged such notes for new notes identical in form and terms, that were registered under the Securities Act of 1933, as amended. Interest on the Chiles 10.0% Notes is payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles prior to May 1, 2003, except that until May 1, 2001, Chiles may redeem, at its option, in the aggregate up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro-rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71,500,000 aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes were placed in escrow to be used to (a) partially fund the construction of Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital. All obligations with respect to the Chiles 10.0% Notes are limited exclusively to Chiles and are nonrecourse to SEACOR. Chiles incurred $4,238,000 in costs associated with the sale of the Chiles 10.0% Notes that have been reported as Other Assets in the Condensed Balance Sheets and are being amortized to expense over the life of the related indebtedness.

       During 1998, SEACOR and a wholly owned subsidiary of SEACOR purchased $17,130,000 principal amount of the Chiles 10.0% Notes in the open market. The write-off of certain deferred financing costs associated with the Chiles 10.0% Notes acquired and the difference between the amount paid to acquire the Chiles 10.0% Notes and their carrying value resulted in the Company recognizing an extraordinary gain of $1,309,000 or $0.10 per share.

       Also on April 29, 1998, Chiles entered into a bank credit agreement that provides for a $25,000,000 revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. Borrowings under the Chiles Bank Facility may be repaid and reborrowed during the term thereof and bear interest at a per annum rate equal to LIBOR plus a margin of 1.25%. Subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties, conditions (financial or otherwise), or prospects since the date of execution of the Chiles Bank Facility, availability under the Chiles Bank Facility will commence upon delivery of a rig being constructed under contract with Chiles. Presently, management has no reason to believe that credit under the facility would not be available. Until the commencement of availability, Chiles will be required to pay quarterly in arrears a commitment fee equal to 0.25% per annum on the undrawn amount of the Chiles Bank Facility, thereafter increased to 0.50% per annum.

       The Chiles Bank Facility is guaranteed by wholly owned subsidiaries of Chiles that own the Rigs (the "Rig Owners") and such guarantees will be secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default) and assignments of insurance proceeds. All obligations with respect to the Chiles Bank Facility are limited exclusively to Chiles and are nonrecourse to SEACOR.

       The Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the Noteholders or the Company may cure such event of default or prepay all of the indebtedness outstanding under the Chiles Bank Facility. In addition, the Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Chiles Bank Facility.


       10. LEASES:

       During 1998 and 1995, the Company entered into sale-type leases for two crew and one anchor handling towing supply vessels, respectively. The anchor handling towing supply vessel was sold in 1998 to a third party and bareboat chartered to SEAMEX. The remaining leases expire in 2001 and contain options that permit the lessee to purchase the vessels at various dates during the term of the leases. The amortization of unearned income in the years ended December 31, 1998, 1997, and 1996, totaled $403,000, $448,000, and $485,000, respectively. The net investment in sale-type leases at December 31, 1998 was comprised of minimum lease payment receivables, totaling $2,415,000, estimated residual values of $1,933,000, and unearned income of $1,454,000. As of December 31, 1998, $262,000 and $2,632,000 of the net investment in the sale-type leases were reported in the Consolidated Balance Sheets as current and noncurrent Other Assets, respectively.

       In December 1996, pursuant to the SMIT Transaction, the Company leased two vessels under capital leases with gross costs of $21,239,000 that are being depreciated over an estimated useful life of 23 years. At December 31, 1998 and 1997, accumulated depreciation totaled $1,781,000 and $867,000, respectively. At December 31, 1998, $1,587,000 and $19,255,000
       in obligations under these capital leases are reported as current and long-term debt, respectively. Minimum lease payments of $2,669,000 are due in 1999 and 2000, and $18,482,000 in 2001. The amount to be paid in 2001 will include cash and the issuance of $6,750,000 in SMIT Convertible Notes. Future minimum lease payments include interest of $2,977,000.

       During 1998 and 1997, the Company completed transactions for the sale and leaseback of 11 and 8 vessels, respectively, and the leases have been classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases." The leases contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from two to four years. Net book value of the sold vessels totaled $28,538,000 and $15,261,000 in 1998 and 1997, respectively. Gains realized from those sales, totaling $38,442,000 and $26,986,000 in 1998 and 1997, respectively, have been deferred and are being credited to income as reductions in rental expense over the lease terms. Rental expense in 1998 and 1997 totaled $2,142,000 and $504,000, respectively. Future minimum lease payments are $25,285,000 in 1999, $22,393,000 in 2000, $4,897,000 in 2001, and $1,129,000 in 2002.

       11. COMMON STOCK:

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

       During 1998, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $65,000,000 and expanded its previously announced securities repurchase authority to include, in addition to its common stock and 5 3/8% Notes, its 7.2% Notes and the Chiles 10% Notes (collectively, the "SEACOR Securities"). Shares totaling 1,305,100 at an aggregate cost of $60,291,000 were repurchased for treasury during the year. 712,000 of these shares, previously issued as part of the Company's purchase consideration in the SMIT Transaction, were repurchased from a subsidiary of SMIT. All other repurchases of SEACOR's common stock during 1998 were made in the open market. As of December 31, 1998, the Company had approximately $33,891,000 available for the repurchase of SEACOR Securities. The repurchase of any SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions.

       12. BENEFIT PLANS:

       SEACOR SAVINGS PLAN. SEACOR, through a wholly owned subsidiary, introduced a defined contribution plan (the "SEACOR Plan"), effective July 1, 1994. Furthermore, in connection with a merger and acquisition, the Company assumed the obligations of certain other defined contribution plans. Effective January 1, 1998, the Company merged the defined contribution plans previously assumed into the SEACOR Plan. Requirements for eligibility in the SEACOR Plan include (i) one year of full time employment, (ii) attainment of 21 years of age, and (iii) residency in the United States. Participants may contribute up to 15% of their pre-tax annual compensation, and contributions are funded monthly. Participants are fully vested in the Company's contribution upon (i) attaining the age of 65, (ii) death, (iii) becoming disabled, or (iv) completing five years of employment service. Contribution forfeitures for non-vested terminated employees are used to reduce future contributions of the Company or pay administrative expenses. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in the SEACOR Plan and is subject to annual review by the Board of Directors. The Company's contributions to the plans were $845,000, $614,000, and $599,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

       STOCK PLANS. On November 22, 1992, and April 18, 1996, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 1996 Share Incentive Plan (the "Share Incentive Plan"), respectively, (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of SEACOR's common stock, and the Share Incentive Plan additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards, and stock units to key officers and employees of the Company. The exercise price per share of options granted cannot be less than 75% and 90% of the fair market value of SEACOR's common stock at the date of grant under the Stock Option Plan and Share Incentive Plan, respectively. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors (the "Compensation Committee"). Five hundred thousand shares of SEACOR's common stock have been reserved for issuance under each of the Stock Option Plan and the Share Incentive Plan.

       STOCK OPTIONS. In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in 1996 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 1998, 1997, and 1996, in thousands of dollars, except per share data.

                                         1998                        1997                        1996
                               -------------------------- --------------------------- ---------------------------
                               As Reported    Pro forma   As Reported    Pro forma    As Reported    Pro forma
                               ------------  ------------ ------------- ------------- ------------- -------------
Net Income...................$   125,927   $   125,746  $   119,154   $   119,051   $    34,153   $    33,844

Earnings per common share:
   Basic.....................$      9.59   $      9.57  $      8.61   $      8.60   $      2.97   $      2.95
   Diluted...................       8.25          8.24         7.47          7.47          2.74          2.71


       The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.

       SHARE AWARD TRANSACTIONS. The following transactions have occurred in the Plans during the periods ended December 31:

                                             1998                      1997                       1996
                                   ------------------------- -------------------------  ------------------------
                                    Number of    Wt'ed Avg.   Number of    Wt'ed Avg.   Number of    Wt'ed Avg.
                                     Shares     Exer. Price    Shares     Exer. Price     Shares    Exer. Price
                                   -----------  ------------ -----------  ------------  ----------  ------------
Stock Option Activities -
   Outstanding, at beginning of      325,112  $      17.04     346,112  $      16.92      425,197 $      16.28
year.............................
      Granted....................     20,652         51.74           -             -        7,300        30.75
      Exercised..................    (48,750)        15.54     (21,000)        15.05      (85,039)       14.90
      Canceled...................     (1,200)        34.46           -             -       (1,346)       18.75
                                   -----------               -----------                ----------
   Outstanding, at end of year...    295,814         19.64     325,112         17.04      346,112        16.92
                                   ===========               -----------                ==========
   Options exercisable at year
end..............................    275,362         17.26     317,812         16.72      222,411        16.14
                                   ===========               ===========                ==========
   Weighted average fair value
of options granted.............. $     33.58                $        -                $     18.86
                                   ===========               ===========                ==========

Restricted stock awards granted..     25,290         52.16      18,510         61.92       14,250        40.42
                                   ===========               ===========                ==========

Shares available for future grant    480,913                   525,589                    544,099
                                   ===========               ===========                ==========

       The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 44.06% and 25.38% in the years 1998 and 1996, respectively, (c) discount rates of 5.21% and 6.21% in the years 1998 and 1996, respectively, and (d) expected lives of five years.

       On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over one and three year vesting periods. During 1998, 1997, and 1996, compensation cost recognized in connection with restricted stock awards totaled $1,333,000, $439,000, and $409,000, respectively. At December 31,
       1998, there were 40,981 shares of unvested restricted stock outstanding at a weighted average price of $53.78. 25,814, 10,583, and 4,584 shares will vest in 1999, 2000, and 2001, respectively. On January 29, 1999, the Compensation Committee granted 36,700 restricted shares to certain officers and key employees of the Company with aggregate market value of $1,638,000 on that date.

       The following table summarizes certain information about the options outstanding at December 31, 1998 grouped into three exercise price ranges:

                                                                       Exercise Price Range
                                                        ---------------------------------------------------
                                                        $9.64 - $14.75   $18.75 - $21.25   $30.75 - $53.00
                                                        ---------------- ----------------- ----------------
Options outstanding at December 31, 1998..............          124,166          146,996            24,652
Weighted-average exercise price.......................$           14.11 $          19.53  $          48.15
Weighted-average remaining contractual life...........        4.6 years        5.2 years         8.7 years
Options exercisable at December 31, 1998..............          124,166          146,996             4,200
Weighted   average   exercise  price  of  exercisable
 options..............................................$           14.11 $          19.53  $          30.75

       13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

       Selected financial information for interim periods are presented below in thousands of dollars, except share data. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year. During the fourth quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," and all prior period earnings per share data have been restated to conform with the provisions of that Statement.

                                                                           Quarter Ended
                                                  ----------------------------------------------------------------
                                                    Dec. 31,         Sept. 30,         June 30,        March 31,
                                                  -------------     ------------     ------------     ------------
1998:
Revenue...................................... $       92,791    $      100,043   $       95,744   $       97,213
Gross profit(1)..............................         35,194            42,416           42,189           41,821
Income before extraordinary item.............         27,937            26,361           36,050           34,270
Basic earnings per common share -
   Income before extraordinary item..........           2.21              2.02             2.74             2.51
   Extraordinary item........................           0.10               -                -                -
                                                  -------------     ------------     ------------     ------------
   Net Income................................ $         2.31    $         2.02   $         2.74   $         2.51
                                                  =============     ============     ============     ============
Diluted earnings common per share -
   Income before extraordinary item.......... $         1.90    $         1.75   $         2.34   $         2.16
   Extraordinary item........................           0.08               -                -                -
                                                  -------------     ------------     ------------     ------------
   Net Income................................ $         1.98    $         1.75   $         2.34   $         2.16
                                                  =============     ============     ============     ============
1997:
Revenue...................................... $       94,262    $       88,259   $       85,248   $       79,179
Gross profit(1)..............................         40,371            34,719           33,359           34,468
Income before extraordinary items............         24,954            27,453           38,424           28,762
Basic earnings per common share -
   Income before extraordinary item..........            1.80             1.99              2.78            2.07
   Extraordinary item........................           (0.01)               -             (0.02)            -
                                                  -------------     ------------     ------------     ------------
   Net Income................................ $          1.79   $         1.99   $          2.76  $         2.07
                                                  =============     ============     ============     ============
Diluted earnings per common share -
   Income before extraordinary item.......... $          1.58   $         1.74   $          2.38  $         1.80
   Extraordinary item........................            -                   -             (0.02)            -
                                                  -------------     ------------     ------------     ------------
   Net Income................................ $          1.58   $         1.74   $          2.36  $         1.80
                                                  =============     ============     ============     ============

(1) Gross profit is defined as Operating Income as reported in the Consolidated Statements of Income plus general and administrative expenses.

       14. RELATED PARTY TRANSACTIONS:

       Miller Environmental Group ("MEG"), an environmental contractor based in Calverton, New York, maintains and stores spill response equipment owned by NRC and provides labor, equipment and materials to assist in spill response activities, and provides other services to NRC. In fiscal 1998, 1997, and 1996, NRC paid approximately $171,000, $446,000, and
       $2,379,000, respectively, to MEG for these services. The father of a SEACOR corporate officer is Vice President, Secretary and Treasurer of MEG.

       NRC also contracts with James Miller Marine Services ("JMMS"), an environmental contractor based in Staten Island, New York, for services similar to those provided by MEG. In fiscal 1998, 1997, and 1996, NRC paid approximately $398,000, $612,000, and $591,000, respectively, to JMMS for these services. The brother of a SEACOR corporate officer is Vice President of JMMS.

       Globe Wireless provides the Company's offshore marine service segment a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software, and electronic equipment aboard its offshore marine vessels. In fiscal 1998 and 1997, approximately $743,000 and $40,000 was paid to Globe Wireless for services and merchandise provided the Company.

       15. MAJOR CUSTOMERS AND SEGMENT DATA:

       The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into three operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services.

       The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. Two of the largest groups of offshore support vessels operated by the Company are crew boats, which transport personnel and small loads of cargo when expedited deliveries are required, and utility boats, which support offshore production activities by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have powerful engines, a deck mounted winch, and capability to tow and position offshore drilling rigs as well as provide supply vessel services. The Company also operates supply vessels, which transport drill pipe, drilling fluids, and construction materials, and special service vessels, which include standby safety, well stimulation, seismic data gathering, line handling, freight, oil spill response, and salvage vessels.

       The environmental service segment provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with OPA 90 and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance, and provide trained personnel for deploying equipment in a spill response. When oil spills occur, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills.

       The drilling service segment was formed during 1997 when the Company acquired a 55.4% membership interest in Chiles whose business purpose is to construct, own, and operate jackup rigs. Also during 1997, Chiles commenced construction of two Rigs that are scheduled for delivery in April and September 1999. Jackup rigs are mobile self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support drilling operations. Oil and gas exploration companies use jackup rigs extensively for offshore drilling in water depths from 20 feet to 350 feet. The Rigs, as presently configured, are rated to work in water depths of up to 360 feet.

       The Company evaluates the performance of each operating segment based upon the operating profit of the segment and including gains from the sale of equipment and interest in 50% or less owned companies and equity in the net income of 50% or less owned companies but excluding minority interest, interest income and expense, gains from the sale of marketable securities and commodity swap transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Income net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregation of financial results has been prepared using a management approach. Segment assets exclude those considered by the Company to be of a corporate nature. Corporate assets include SEACOR and its wholly owned subsidiaries' unrestricted cash, marketable securities, certain other assets, and property and equipment related to corporate operations. Information disclosed in the tables presented below may differ from separate financial statements presented by subsidiaries of the Company due to certain elimination entries required in consolidation.

       Revenues attributed to geographic areas were based upon the country of domicile for marine service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. Revenues from marine and environmental services rendered to divisions or subsidiaries of one customer totaled $40,717,000 in 1998 and $41,852,000 in 1997 (11% of revenues in 1998 and 12% of revenues in 1997). Divisions or subsidiaries of one customer serviced by the marine segment accounted for $26,004,000 or 12% of revenues in 1996. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region.

       Information about profit and loss and assets by business segment is as follows for the years ended December 31, in thousands of dollars:

 1998                                   Marine     Environmental Drilling      Other        Total
                                      -----------  -----------  -----------  -----------  -----------
 Revenue............................    359,611  $    26,180            -  $         -  $   385,791
                                      ===========  ===========  ===========  ===========  ===========

 Operating Profit...................    127,403  $     4,479         (823) $         -  $   131,059
   Gains from Equipment Sales or
     Retirements, net...............     38,227          111            -            -       38,338
   Gains from Sale of Interest in a
   50% or                                 1,197            -            -            -        1,197
     Less Owned Company.............
   Equity Earnings..................     13,657          554            -            -       14,211
   Minority Interest................          -            -            -       (1,612)      (1,612)
   Interest Income..................          -            -            -       25,346       25,346
   Interest Expense.................          -            -            -      (22,798)     (22,798)
   Gains from Commodity Swap                  -            -            -        3,273        3,273
   Transactions ....................
   Gains from Sale of Marketable              -            -            -        1,827        1,827
   Securities.......................
   Corporate Expenses...............          -            -            -       (5,344)      (5,344)
   Income Taxes.....................          -            -            -      (60,879)     (60,879)
                                      -----------  -----------  -----------  -----------  -----------
     Income before Extraordinary
     Item...........................    180,484  $     5,144         (823) $   (60,187) $   124,618
                                      ===========  ============ ===========  ===========  ===========

 Investment in Equity Method             54,954  $       524            -  $         -  $    55,478
 Investees..........................
 Other Segment Assets...............    770,614       29,103      177,832            -      977,549
                                      -----------  -----------  -----------  -----------  -----------
   Subtotal Segment Assets..........    825,568       29,627      177,832            -    1,033,027
 Corporate..........................          -            -            -      224,948      224,948
                                      -----------  -----------  -----------  -----------  -----------
     Total Assets...................    825,568  $    29,627      177,832  $   224,948  $ 1,257,975
                                      ===========  ============ ===========  ===========  ===========

 Depreciation and Amortization......     32,534  $     3,846           56  $        13  $    36,449
 ====================================================================================================
 1997
 Revenue............................    325,009  $    21,939            -  $         -  $   346,948
                                      ===========  ============ ===========  ===========  ===========

 Operating Profit...................    115,818  $     3,029         (382) $         -  $   118,465
   Gains from Equipment Sales or
     Retirements, net...............     62,027          (99)           -            -       61,928
   Equity Earnings..................      5,656          771            -            -        6,427
   Minority Interest................          -            -            -         (301)        (301)
   Interest Income..................          -            -            -       12,756       12,756
   Interest Expense.................          -            -            -      (14,168)     (14,168)
   Corporate Expenses...............          -            -            -       (3,278)      (3,278)
   Income Taxes.....................          -            -            -      (62,236)     (62,236)
                                      -----------  -----------  -----------  -----------  -----------
     Income before Extraordinary
     Item...........................    183,501  $     3,701         (382) $   (67,227) $   119,593
                                      ===========  ============ ===========  ===========  ===========

 Investment in Equity Method
 Investees..........................     37,151  $     1,219            -  $         -  $    38,370
 Other Segment Assets...............    702,449       32,861       35,012            -      770,322
                                      -----------  -----------  -----------  -----------  -----------
   Subtotal Segment Assets..........    739,600       34,080       35,012            -      808,692
 Corporate..........................          -            -            -      211,109      211,109
                                      -----------  -----------  -----------  -----------  -----------
     Total Assets...................    739,600  $    34,080       35,012  $   211,109  $ 1,019,801
                                      ===========  ============ ===========  ===========  ===========

 Depreciation and Amortization......     32,914  $     3,563            6  $        55  $    36,538
 ====================================================================================================
 1996
 Revenue............................    193,557  $    30,887            -  $         -  $   224,444
                                      ===========  ============ ===========  ===========  ===========

 Operating Profit...................     50,849  $     4,918            -  $         -  $    55,767
   Gains from Equipment Sales or
     Retirements, net...............      2,193           71            -            -        2,264
   Equity Earnings..................      1,563          410            -            -        1,973
   McCall Acquisition Cost..........       (542)           -            -            -         (542)
   Minority Interest................          -            -            -          244          244
   Interest Income..................          -            -            -        3,558        3,558
   Interest Expense.................          -            -            -       (5,713)      (5,713)
   Corporate Expenses...............          -            -            -       (3,366)      (3,366)
   Income Taxes.....................          -            -            -      (19,225)     (19,225)
                                      -----------  -----------  -----------  -----------  -----------
     Income before Extraordinary
     Item...........................          -  $     5,399            -  $    24,502  $    34,960
                                      ===========  ============ ===========  ===========  ===========

 Investment in Equity Method
 Investees..........................     20,900  $       416            -  $         -  $    21,316
 Other Segment Assets...............    432,508       29,025            -            -      461,533
                                      -----------  -----------  -----------  -----------  -----------
   Subtotal Segment Assets..........    453,408       29,441            -            -      482,849
 Corporate..........................          -            -            -      153,606      153,606
                                      -----------  -----------  -----------  -----------  -----------
     Total Assets...................    453,408  $    29,441            -  $   153,606  $   636,455
                                      ===========  ============ ===========  ===========  ===========

 Depreciation and Amortization......     21,442  $     3,379            -  $       146  $    24,967
 ====================================================================================================

       Information concerning principal geographic areas was as follows for the years ending December 31, in thousands of dollars:

                                   United                      United        Other
                                   States        Nigeria       Kingdom       Foreign        Total
                                 -----------   -----------   -----------   -----------   -----------
1998:
Revenue...................... $     234,651 $      30,655 $      28,524 $      91,961 $     385,791
Long-Lived Assets............       406,945        47,257        31,416       139,243       624,861
1997:
Revenue......................       216,513        25,318        39,099        66,018       346,948
Long-Lived Assets............       262,309        42,888        42,213       135,524       482,934
1996:
Revenue......................       164,934        19,777        14,173        25,560       224,444
Long-Lived Assets............       188,016        38,202        20,188       151,370       397,776


       16. COMMITMENTS AND CONTINGENCIES:

       As of December 31, 1998, the Company has commitments to build 15 marine offshore marine service vessels at an approximate aggregate cost of $137,000,000 of which $55,000,000 has been expended, and its majority owned subsidiary, Chiles, has commitments to build 2 Rigs for $171,300,000 of which $99,900,000 has been expended. Completion of these construction projects is expected during the next two years.

       During 1998, the Company and TMM terminated an agreement to form two joint venture corporations that would have acquired two offshore marine vessels recently constructed and delivered to the Company. TMM, through a subsidiary, would have acquired a minority equity interest in those joint venture corporations.

       In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company's financial position or results of operations.

       17. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

                                                                                1998         1997         1996
                                                                             ----------   ----------   ----------
                                                                                    (in thousands of dollars)
Cash income taxes paid...................................................$       47,345  $    29,160  $    12,043
Cash interest paid.......................................................        22,514       12,022        4,037
Schedule of Non-Cash Investing and Financing Activities:
   Property exchanged for investment in and notes
      receivable from 50% or less owned company..........................             -        2,240          -
Conversion of 6% Notes to SEACOR's common stock..........................             -          -         53,785
Conversion of 2.5% Notes, net of discount, to SEACOR's common stock......             -          -          3,941
Investment in 50% or less owned companies with long-term debt, including            738          -              -
debt discount...........................................................
Acquisition of ERST/O'Brien's Inc. with SEACOR's common stock............           442        3,614            -
Purchase of vessels with            - SEACOR's common stock..............             -        4,342       33,642
                                    - 5 3/8% Notes.......................             -          -         15,250
                                    - capital lease obligations..........             -          -         23,771
                                    - notes, including debt discount.....        22,462          -            -

       18. SUBSEQUENT EVENTS:

       In February 1999, SEACOR reported that its Board of Directors had increased its previously announced securities repurchase program by $25,000,000. With this increase, the Company has approximately $32,000,000 available for such purposes. The securities covered by the repurchase program continue to include the Company's common stock, its 5 3/8% Notes, its 7.2% Notes, and the Chiles 10.0% Notes. Subsequent to December 31, 1998, the Company has purchased approximately $27,000,000 of its securities, primarily its common stock, and now has approximately 12,118,000 common shares outstanding. The repurchase of securities will be conducted from time to time through open market purchases, privately negotiated transactions, or otherwise depending on market conditions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



       To SEACOR SMIT Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SEACOR SMIT Inc. and its subsidiaries and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 58 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                Arthur Andersen LLP

       New Orleans, Louisiana
       February 5, 1999

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)




                                               Balance       Charges to                       Balance
                                              Beginning       Cost and          (a)             End
Description                                    Of Year        Expenses       Deductions       Of Year
-----------------------------------------     -----------    ------------    -----------     -----------
Year Ended December 31, 1998
   Allowance for doubtful accounts
   (deducted from accounts receivable)    $       1,626   $        455    $        125   $       1,956
                                              ===========    ============    ===========     ===========

Year Ended December 31, 1997
   Allowance for doubtful accounts
   (deducted from accounts receivable)    $         475   $      1,155    $          4   $       1,626
                                              ===========    ============    ===========     ===========

Year Ended December 31, 1996
   Allowance for doubtful accounts
   (deducted from accounts receivable)    $         380   $        238    $        143   $         475
                                              ===========    ============    ===========     ===========







       (a) Recovery of accounts receivable which had been previously reserved as uncollectible or accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

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

       4.5* Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings, Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit
                  4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).

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

10.27* Amended and Restated Operating Agreement of Chiles Offshore LLC, dated as of December 16, 1997, between SEACOR Offshore Rigs Inc., COI, LLC and the other Members identified therein. (incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.28* Letter Agreement, dated February 26, 1998, between SEACOR SMIT Inc. and certain of its subsidiaries and SMIT Internationale N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission of March 11, 1998).

10.29* Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

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

10.34*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Charles Fabrikant
                  (incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.35*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Randall Blank
                  (incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.36*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Milton Rose
                  (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.37*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Mark Miller
                  (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.38*,**         Restricted Stock Grant Agreement, dated as of January 27,
                  1997, between SEACOR Holdings, Inc. and Timothy McKeand
                  (incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

10.39*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.39 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

10.40*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Charles Fabrikant (incorporated herein by reference to Exhibit 10.40 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

10.41*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.41 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

10.42*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.42 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

10.43*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.44*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.45*,**         Restricted Stock Grant Agreement, dated February 5, 1998,
                  between SEACOR SMIT Inc. and Andrew Strachan (incorporated herein by reference to Exhibit 10.45 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

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

10.49*,**         Employment Agreement, dated March 14, 1995, by and between
                  National Response Corporation and James Miller (incorporated herein by reference to Exhibit 10.4 of the Company's
                  Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

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

10.53*,**         Stock Option Grant Agreement dated as of March 14, 1995
                  between SEACOR Holdings, Inc. and Randall Blank (incorporated herein by reference to Exhibit 10.103 of the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended
                  December 31, 1995).


10.54*,**         Letter agreement, dated February 26, 1997, between SEACOR SMIT
                  Inc. and certain of its' subsidiaries and SMIT Internationale, N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on March 11, 1998).

10.55** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Charles L. Fabrikant.

10.56** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Charles L. Fabrikant.

10.57** Option Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Charles L. Fabrikant.

10.58** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Randall Blank.

10.59** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Randall Blank.

10.60** Option Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Randall Blank.

10.61** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Milton R. Rose.

10.62** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Milton R. Rose.

10.63** Option Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Milton R. Rose.

10.64** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Andrew G. Strachan.

10.65** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Alice Gran.

10.66** Restricted Stock Grant Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Alice Gran.

10.67** Option Agreement, dated January 29, 1999, between SEACOR SMIT Inc. and Alice Gran.

21.1              List of Registrant's Subsidiaries.

23.1              Consent of Arthur Andersen LLP.

27.1              Financial Data Schedule.

------------------

      *     Incorporated herein by reference as indicated.

      ** Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 ( c ) of the rules governing the preparation of this report.