Form 10-Q
period 1999-03-31
SEACOR SMIT INC
filed 1999-05-17
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended  March 31, 1999
                                         ----------------
                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                                ------------------------     ------------------

Commission file number    1-12289
                        -------------------------------------------------------

                                SEACOR SMIT INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                13-3542736
----------------------------------------------  -------------------------------
       (State or other jurisdiction of                 (IRS Employer
       Incorporation or organization)                Identification No.)

 11200 Westheimer, Suite 850, Houston Texas               77042
---------------------------------------------   -------------------------------
  (Address of principal executive offices)              (Zip Code)

                                 (713) 782-5990
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of May 7, 1999 was 12,149,524. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                               Page No.
                                                                                                               --------

Part I.  Financial Information

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.......................1

           Condensed Consolidated Statements of Operations
                  For the Three Months Ended March 31, 1999 and 1998..............................................2

           Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1999 and 1998..............................................3

           Notes to Condensed Consolidated Financial Statements...................................................4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............7

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K..................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                         March 31,      December 31,
                                                                                           1999             1998
                                                                                        -----------      -----------
                                ASSETS
Current Assets:
   Cash and cash equivalents, including restricted cash
      of $7,492 and $14,239, respectively ........................................     $   180,526      $   175,267
   Marketable securities .........................................................          40,214           40,325
   Trade and other receivables, net of allowance for
      doubtful accounts of $2,246 and $1,956, respectively .......................          81,365           86,621
   Inventories ...................................................................           1,565            1,561
   Prepaid expenses and other ....................................................           1,879            7,959
                                                                                        -----------     -----------
         Total current assets ....................................................         305,549          311,733
                                                                                        -----------     -----------
Investments, at Equity, and Receivables from 50%
   or Less Owned Companies .......................................................          55,109           55,478
Available-for-Sale Securities ....................................................          94,357          154,378

Property and Equipment ...........................................................         773,476          736,583
   Less--Accumulated depreciation ................................................         117,799          111,722
                                                                                        -----------     -----------
         Net property and equipment ..............................................         655,677          624,861
                                                                                        -----------     -----------

Restricted Cash ..................................................................          56,199           69,234
Other Assets .....................................................................          44,647           42,291
                                                                                        -----------     -----------
                                                                                       $ 1,211,538      $ 1,257,975
                                                                                        ===========     ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:

CURRENT LIABILITIES:
   Current portion of long-term debt .............................................     $     2,092      $     2,122
   Accounts payable and accrued expenses .........................................          28,162           45,842
   Other current liabilities .....................................................          16,783           23,754
                                                                                         -----------      -----------
         Total current liabilities ...............................................          47,037           71,718
                                                                                         -----------      -----------
Long-Term Debt ...................................................................         468,098          472,799
Deferred Income Taxes ............................................................          85,572           86,124
Deferred Gain and Other Liabilities ..............................................          45,340           51,623
Minority Interest in Subsidiaries ................................................          33,251           32,929
Stockholders' Equity:
   Common stock, $.01 par value,14,183,157 and 14,146,457
      shares issued at March 31, 1999 and December 31, 1998 ......................             142              141
   Additional paid-in capital ....................................................         273,589          272,012
   Retained earnings .............................................................         350,625          337,086
   Less 2,065,634 and 1,472,134 shares held in treasury at
      March 31, 1999 and December 31, 1998, at cost ..............................         (89,167)         (65,656)
   Less unamortized restricted stock .............................................          (2,246)            (972)
   Accumulated other comprehensive income ........................................            (703)             171
                                                                                        -----------      -----------
         Total stockholders' equity ..............................................         532,240          542,782
                                                                                        -----------      -----------
                                                                                       $ 1,211,538      $ 1,257,975
                                                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                              1999            1998
                                                                           ------------   ------------
Operating Revenue:
   Marine .............................................................   $     72,397    $     91,159
   Environmental -
    Oil spill and emergency response ..................................            883           1,452
    Retainer fees and other services ..................................          4,441           4,602
                                                                          ------------    ------------
                                                                                77,721          97,213
                                                                          ------------    ------------
Costs and Expenses:
   Cost of oil spill and emergency response ...........................            715           1,168
   Operating expenses -
    Marine ............................................................         39,962          43,369
    Environmental .....................................................          1,018           1,339
   Administrative and general .........................................          8,178           8,507
   Depreciation and amortization ......................................          9,325           9,516
                                                                          ------------    ------------
                                                                                59,198          63,899
                                                                          ------------    ------------
Operating Income ......................................................         18,523          33,314
                                                                          ------------    ------------
Other (Expense) Income:
   Interest on debt ...................................................         (5,417)         (4,483)
   Interest income ....................................................          5,971           5,688
   Gain from equipment sales or retirements, net ......................            294          12,719
   Other ..............................................................         (1,259)            (54)
                                                                          ------------    ------------
                                                                                  (411)         13,870
                                                                          ------------    ------------
Income Before Income Taxes, Minority Interest, Equity in Earnings of
50% or Less Owned Companies, and Extraordinary Item ...................         18,112          47,184

Income Tax Expense ....................................................          6,249          16,632
                                                                          ------------    ------------

Income Before Minority Interest, Equity in Earnings of 50%
or Less Owned Companies, and Extraordinary Item .......................         11,863          30,552
Minority Interest in Income of Subsidiaries ...........................           (368)           (471)
Equity in Earnings of 50% or Less Owned Companies .....................          1,784           4,189
                                                                          ------------    ------------
Income Before Extraordinary Item ......................................         13,279          34,270
Extraordinary Item - Gain on Extinguishment of Debt ...................            260            --
                                                                          ------------    ------------
Net Income ............................................................   $     13,539    $     34,270
                                                                          ============    ============

Basic Earnings Per Common Share:
   Income before extraordinary item ...................................   $       1.08    $       2.51
   Extraordinary item .................................................            .02            --
                                                                          ------------    ------------
    Net income ........................................................   $       1.10    $       2.51
                                                                          ============    ============

Diluted Earnings Per Common Share:
   Income before extraordinary item ...................................   $       0.97    $       2.16
   Extraordinary item .................................................            .02            --
                                                                          ------------    ------------
    Net income ........................................................   $       0.99    $       2.16
                                                                          ============    ============

Weighted Average Common Shares:
   Basic ..............................................................     12,359,835      13,640,818
   Diluted ............................................................     15,309,798      16,651,481

   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)





                                                                      Three Months Ended March 31,
                                                                          1999         1998
                                                                        ---------    ---------
Net Cash Provided by Operating Activities ..........................   $   9,247    $  21,266
                                                                       ---------    ---------

 Cash Flows from Investing Activities:
    Purchase of property and equipment .............................     (40,958)     (40,525)
    Proceeds from sale of marine vessels and equipment .............         878       40,011
    Purchase of available-for-sale securities ......................      (2,527)     (48,322)
    Proceeds from maturity of held-to-maturity securities ..........          --       33,032
    Proceeds from sale of available-for-sale securities ............      53,909       20,000
    Investments in and advances to 50% or less owned companies .....        (269)      (3,317)
    Principal payments on notes due from 50% or less owned companies       2,029          545
    Dividends received from a 50% or less owned company ............         700           --
    Principal payments received under sale-type leases .............          60           61
    Loans to Globe Wireless, Inc. ..................................      (3,000)          --
    Net decrease (increase) in restricted cash .....................      13,035      (13,849)
    Other ..........................................................          23           --
                                                                       ---------    ---------
        Net cash provided by (used in) investing activities ........      23,880      (12,364)
                                                                       ---------    ---------

 Cash Flows from Financing Activities:
    Payments of long-term debt .....................................      (3,638)          --
    Payments on capital lease obligations ..........................        (389)        (369)
    Payments on stockholders' loans ................................        (240)        (223)
    Proceeds from exercise of stock options ........................          --          367
    Common stock acquired for treasury .............................     (23,511)     (38,377)
    Other ..........................................................          --            5
                                                                       ---------    ---------
        Net cash used in financing activities ......................     (27,778)     (38,597)
                                                                       ---------    ---------

 Effect of Exchange Rate Changes
    on Cash and Cash Equivalents ...................................         (90)        (375)
                                                                       ---------    ---------

 Net Increase (Decrease) in Cash and Cash Equivalents ..............       5,259      (30,070)
 Cash and Cash Equivalents, Beginning of Period ....................     175,267      175,381
                                                                       ---------    ---------
 Cash and Cash Equivalents, End of Period ..........................   $ 180,526    $ 145,311
                                                                       =========    =========




   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION --

The condensed consolidated financial information for the three-month periods ended March 31, 1999 and 1998 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 1999 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR SMIT Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR SMIT Inc. Certain reclassifications of prior year information have been made to conform with the current year presentation.

2.  RESTRICTED  CASH --

Restricted cash balances at March 31, 1999 are intended for use in defraying the costs of constructing offshore marine vessels and two state-of-the-art premium jackup offshore drilling rigs (the "Rigs") and other matters for Chiles Offshore LLC and its subsidiaries ("Chiles"), a majority owned subsidiary of the Company. At March 31, 1999, the Company had paid $13,757,000 in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts.

3.   EARNINGS PER SHARE --
Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Certain stock options and restricted stock grants, totaling 30,767 in the first quarter of 1999, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.
                                                                           Per
                                                 Income        Shares     Share
                                              -----------    ----------   -----
FOR THE THREE MONTHS ENDED MARCH 31, 1999:
  Basic Earnings Per Share -
    Income Before Extraordinary Item ......   $13,279,000    12,359,835  $ 1.08
                                                                          =====
  Effect of Dilutive Securities -
    Options and Restricted Stock ..........            --       120,419
    Convertible Securities ................     1,692,000     2,829,544
                                                ---------     ---------
  Diluted Earnings Per Share -
    Income Available to Common Stockholders
      Plus Assumed Conversions ............   $14,971,000    15,309,798  $ 0.97
                                              ===========   ===========   =====
FOR THE THREE MONTHS ENDED MARCH 31, 1998:
  Basic Earnings Per Share -
    Income Before Extraordinary Item ......   $34,270,000    13,640,818  $ 2.51
                                                                          =====
  Effect of Dilutive Securities -
    Options and Restricted Stock ..........            --       181,119
    Convertible Securities ................     1,689,000     2,829,544
                                                ---------     ---------

  Diluted Earnings Per Share -
    Income Available to Common Stockholders
      Plus Assumed Conversions ............   $35,959,000    16,651,481  $ 2.16
                                              ===========   ===========   =====

4.  SEGMENT DATA --

The Company aggregates its business activities into three operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment conducts its business affairs through Chiles, an entity in which the Company owns a 55.4% membership interest and whose business purpose is to construct, own, and operate offshore drilling rigs. Chiles has operated as a development stage company since inception in 1997.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and includes gains from the sale of equipment and equity in the earnings of 50% or less owned companies but excludes minority interest, interest income and expense, gains and losses from the sale of marketable securities and commodity swap transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The table presented below sets forth operating revenue and profit by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                    Marine   Environmental  Drilling    Other      Total
                                                   --------- ------------- ---------   -------   --------
FOR THE THREE MONTHS ENDED MARCH 31, 1999:
Operating Revenues -
  External Customers............................   $  72,397   $  5,324          --        --    $ 77,721
  Intersegment ..................................         --         68          --        (68)        --
                                                    --------   --------      ------    -------   --------
    Total .......................................   $ 72,397   $  5,392      $   --    $   (68)  $ 77,721
                                                    ========   ========      ======    =======   ========
Operating Profit (Loss) .........................   $ 18,143   $    978      $ (205)   $   --    $ 18,916
Gains (Losses) from Equipment Sales or
Retirements, net.................................        297         (3)         --        --         294
Equity in Earnings of 50% or Less Owned Companies      1,669        276          --        --       1,945
Minority Interest in Income of Subsidiaries .....         --         --          --      (368)       (368)
Interest Income .................................         --         --          --     5,971       5,971
Interest Expense ................................         --         --          --    (5,417)     (5,417)
Gain from Commodity Swap Transactions ...........         --         --          --       359         359
Loss from Sale of Marketable Securities .........         --         --          --      (966)       (966)
Corporate Expenses ..............................         --         --          --    (1,045)     (1,045)
Income Taxes ....................................         --         --          --    (6,410)     (6,410)
                                                    --------   --------      ------   -------    --------
  Income before Extraordinary Item ..............   $ 20,109   $  1,251      $ (205)  $(7,876)   $ 13,279
==========================================================================================================
FOR THE THREE MONTHS ENDED MARCH 31, 1998:
Operating Revenues -
  External Customers ............................   $ 91,159   $  6,054      $             --    $  97,213
  Intersegment ..................................         --         --          --        --           --
                                                    --------   --------      ------   -------     --------
    Total .......................................   $ 91,159   $  6,054      $   --   $    --    $  97,213
                                                    ========   ========      ======   =======    ========
Operating Profit (Loss) .........................   $ 33,707   $    784      $  (85)  $    --    $  34,406
Gains from Equipment Sales or Retirements, net ..     12,693         26          --        --       12,719
Equity in Earnings of 50% or Less Owned Companies      4,220         60          --        --        4,280
Minority Interest in Income of Subsidiaries .....         --         --          --      (471)        (471)
Interest Income .................................         --         --          --     5,688        5,688
Interest Expense ................................         --         --          --    (4,483)      (4,483)
Corporate Expenses ..............................         --         --          --    (1,146)      (1,146)
Income Taxes ....................................         --         --          --   (16,723)     (16,723)
                                                    --------   --------      ------   -------     --------
  Income before Extraordinary Item ..............   $ 50,620   $    870      $  (85) $(17,135)     $34,270
==========================================================================================================

5.   COMPREHENSIVE INCOME --

For the three-month periods ended March 31, 1999 and 1998, total comprehensive income was $12,665,000 and $33,988,000, respectively. Other comprehensive losses in 1999 and 1998 included losses from foreign currency translation adjustments and unrealized holding losses on available-for-sale securities.

6.   RECENT ACCOUNTING PRONOUNCEMENTS --

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

7.   COMMITMENTS AND CONTINGENCIES --

As of March 31, 1999, the Company was committed to the construction of 12 offshore marine vessels for an approximate aggregate cost $99,500,000 of which $43,200,000 has been expended, and Chiles has commitments to build 2 Rigs for an approximate aggregate cost of $171,300,000 of which $123,400,000 has been expended. The offshore marine vessel construction projects are expected to be completed over the next two years, and the 2 Rigs being constructed for Chiles are expected to be completed in May and September of 1999.

8.   SUBSEQUENT EVENTS --

During April 1999, the Company completed sale and leaseback transactions for five crew vessels for aggregate consideration of $11,100,000. The leaseback agreements extend for five years and contain renewal options. Proceeds from the sale of these vessels are expected to be deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sales. Certain of the gains realized from these sale and leaseback transactions will be deferred in the Company's balance sheet and amortized to income over the applicable lease term.

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

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. The size of the Company's fleet has grown substantially since 1994 due to the acquisition and construction of vessels and the investment in joint venture companies that own and operate vessels. The Company has also sold many vessels from its fleet, particularly those that are less marketable. Since 1997, proceeds from the sale of certain vessels have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels.

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

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1999            1998
                                                    -------------  -------------


RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply ....................         6,094         7,007
   Anchor Handling Towing Supply ...............        12,715        12,054
   Crew ........................................         2,579         2,695
   Standby Safety ..............................         6,678         6,445
   Utility and Line Handling ...................         1,798         1,838
   Geophysical, Freight, and Other .............         5,007         4,372
      Overall Fleet ............................         4,308         4,221

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...................            78.4          91.1
   Anchor Handling Towing Supply..............            81.0          85.4
   Crew.......................................            75.1          97.0
   Standby Safety.............................            78.2          98.4
   Utility and Line Handling..................            72.2          95.2
   Geophysical, Freight, and Other............            70.6         100.0
      Overall Fleet...........................            75.5          94.2

---------------------
         (1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.

         (2)  Certain of the Company's vessels earn revenue in foreign
              currencies,   which  have  been  converted  to  U.S.  dollars  for
              reporting purposes at the weighted average exchange rates of those foreign currencies for the periods indicated.

From time-to-time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense. As of March 31, 1999 and 1998, the Company operated 26 and 15 vessels, respectively, under bareboat and time charter-in agreements. As of March 31, 1999, 19 of the vessels chartered-in resulted from sale and lease back transactions that occurred in 1998 and 1997.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At March 31, 1999 and 1998, the Company had 13 and 6 vessels, respectively, bareboat chartered-out.

The table below sets forth the Company's marine fleet structure at the dates indicated:







                                                        AT MARCH 31,
                                             ---------------------------------
                 FLEET STRUCTURE                  1999             1998
      ------------------------------------   ---------------  ---------------
      Owned...............................         226              238
      Bareboat and Time Chartered-In......          26               15
      Managed.............................           4                2
      Joint Venture Vessels (1)...........          36               34
      Pool Vessels (2)....................           9               12
                                             ---------------  ----------------
          Overall Fleet...................         301              301
                                             ===============  ================

--------------------
         (1) 1999 and 1998 include 14 and 15 vessels, respectively, owned or chartered-in by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture"). 1999 and 1998 include 18 and 19 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures"). 1999 also includes 4 vessels operated by other joint venture businesses.

         (2) 1999 and 1998 include five vessels owned by Toisa Ltd. which participate in a pool with Company owned North Sea standby safety vessels. Additionally, 1999 and 1998 include four and seven standby safety vessels, respectively, in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs, and marine insurance. In addition to variable vessel operating expenses, the offshore marine business segment incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant operating expense, and the amount related to vessels is the most significant component.

A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 45% and 37% for the three-month periods ended March 31, 1999 and 1998, respectively.

The Company's foreign offshore marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas, and other forms of public and governmental regulation, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the three-month periods ended March 31, 1999 and 1998, drydocking costs totaled $1.4 million and $2.7 million, respectively. During those same periods, the Company completed the drydocking of 16 and 23 offshore marine vessels, respectively.

Operating results are also affected by the Company's participation in (i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation, which owns a 9% equity interest in the Company's subsidiary (the "Veesea Joint Venture") that operates 11 standby safety vessels in the North Sea, (ii) the SEAVEC and Saint Fleet Pools, which coordinate the marketing of 20 standby safety vessels in the North Sea, of which 11 are owned by the Veesea Joint Venture, (iii) the TMM Joint Venture, which operates 20 vessels offshore Mexico,
(iv) the Smit Joint Ventures, which operate 18 vessels in the Far East, Latin America, the Middle East, and the Mediterranean, and (v) other joint venture arrangements.

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

The principal components of the Company's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance, and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business. Operating results are also affected by the Company's participation in the Clean Pacific Alliance ("CPA"), a joint venture with Crowley Marine Services that operates on the West Coast of the United States.

DRILLING SERVICES

The Company's drilling service business is conducted through Chiles Offshore LLC and its wholly owned subsidiaries (collectively referred to as "Chiles"). Chiles, a 55.4% majority owned subsidiary, has operated as a development stage company since inception in 1997 by devoting substantially all of its efforts to designing, engineering, and contracting with shipyards and vendors for the two state-of-the-art premium offshore jackup drilling rigs (the "Rigs"), raising capital, employing personnel, and securing contracts for the Rigs. Drilling operations have not generated operating revenues, nor is there any assurance that it will generate significant operating revenues until the Rigs are placed in service. In addition, there can be no assurance that Chiles will successfully complete the transition from a development stage company to successful operations. Other risk factors associated with the Company's drilling operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Rigs, and competition. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the future success of the Company's drilling service business.

A drilling contract has been executed with CNG Producing Company ("CNG") for use of the first Rig (the "Chiles Columbus"). The Chiles Columbus is expected to enter operations following its delivery from the shipyard in May 1999 and testing of its equipment and drilling systems. In order to satisfy the terms of the contract with CNG, the Chiles Columbus will be modified to extend its legs from 477 feet to 511 feet in length.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                       Marine      Environmental    Drilling       Other        Total
                                                      --------     -------------    --------     ---------     ----------
THREE MONTHS ENDED MARCH 31, 1999:
Operating Revenues -
  External Customers..............................    $ 72,397         $5,324       $      -     $       -     $   77,721
  Intersegment....................................           -             68              -           (68)            -
                                                      --------         ------       --------     ---------     ----------
    Total.........................................    $ 72,397         $5,392       $      -     $     (68)    $   77,721
                                                      ========         ======       ========     =========     ==========

Operating Profit (Loss)...........................    $ 18,143         $  978       $   (205)    $       -     $   18,916
Gains (Losses) from Equipment Sales or                     297             (3)             -             -            294
Retirements, net..................................
Equity in Earnings of 50% or Less Owned Companies.       1,669            276              -             -          1,945
Minority Interest in Income of Subsidiaries.......           -              -              -          (368)          (368)
Interest, net.....................................           -              -              -           554            554
Gain from Commodity Swap Transactions.............           -              -              -           359            359
Loss from Sale of Marketable Securities...........           -              -              -          (966)          (966)
Corporate Expenses................................           -              -              -        (1,045)        (1,045)
Income Taxes......................................           -              -              -        (6,410)        (6,410)
                                                      --------         ------       --------     ---------     ----------
  Income before Extraordinary Item................    $ 20,109         $1,251       $   (205)    $  (7,876)     $  13,279
=========================================================================================================================
THREE MONTHS ENDED MARCH 31, 1998:
Operating Revenues -
  External Customers..............................    $ 91,159         $6,054       $      -     $       -     $   97,213
  Intersegment....................................           -              -              -             -              -
                                                      --------         ------       --------     ---------     ----------
    Total.........................................    $ 91,159         $6,054       $      -     $       -     $   97,213
                                                      ========         ======       =======      =========     ==========
Operating Profit (Loss)...........................    $ 33,707         $  784       $    (85)    $       -     $   34,406
Gains from Equipment Sales or Retirements, net....      12,693             26              -             -         12,719
Equity in Earnings of 50% or Less Owned Companies.       4,220             60              -             -          4,280
Minority Interest in Income of Subsidiaries.......           -              -              -          (471)          (471)
Interest, net.....................................           -              -              -         1,205          1,205
Corporate Expenses................................           -              -              -        (1,146)        (1,146)
Income Taxes......................................           -              -              -       (16,723)       (16,723)
                                                      --------         ------       --------     ---------     ----------
  Income before Extraordinary Item................    $ 50,620         $  870       $    (85)    $ (17,135)    $   34,270
=========================================================================================================================

OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine business segment's operating revenues decreased $18.8 million or 20.6% in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998 due primarily to lower utilization and day rates and the sale of vessels. Recent declines in oil and gas prices have resulted in reduced drilling and production support activities. The adverse effect of these factors was partially offset by an increase in operating revenues resulting from the entry into service of vessels constructed for and chartered-in by the Company.

Utilization of the Company's worldwide fleet declined from 94.2% in the three-month period ended March 31, 1998 to 75.5% in the three-month period ended March 31, 1999 and resulted in a $17.4 million reduction in operating revenues. Most of this decline resulted from reduced demand for the Company's supply, towing supply, crew, and utility vessels operating domestically. Utilization of the Company's North Sea standby safety, West African crew, towing supply, and line handling, and Far Eastern anchor handling towing supply vessels also declined between comparable quarters. With the decline in demand for equipment in the United States, the Company has mobilized nine crew, five anchor handling towing supply, and five supply/towing supply vessels to foreign markets since March 1998.

Operating revenues declined $3.2 million between comparable quarters due to lower day rates earned by the Company's vessels working in the United States and foreign regions. This decline was particularly focused in the Company's domestic fleet of supply/towing supply and crew vessels whose day rates fell 27% to $5,102 per day and 6% to $2,503 per day, respectively. The Company also experienced declines in day rates earned by certain of its anchor handling towing supply and crew vessels working offshore West Africa and supply/towing supply vessels working in other foreign regions.

During 1998 and the first quarter of 1999, the Company sold and ceased operations of 25 vessels and constructed and accepted delivery of 13 vessels. The sale of 7 crew, 7 utility, 6 supply/towing supply and 5 anchor handling towing supply vessels resulted in an $8.3 million decline in operating revenues. Vessels constructed for the Company, including 5 anchor handling towing supply, 4 crew, 3 supply, and 1 utility, contributed $9.7 million to operating revenues. Revenues also rose $1.4 million between comparable quarters due to the operation in the Far East by the Company of additional chartered-in vessels.

OPERATING PROFIT. The Company's offshore marine business segment's operating profit declined $15.6 million, or 46.2%, in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998 due primarily to the adverse affect of lower utilization and day rates as outlined above. This decrease was offset by lower direct vessel operating expenses and an improvement in operating profits resulting from the replacement of older vessels with newly constructed vessels. In response to a decline in demand and day rates for vessels in the U.S. Gulf of Mexico, the Company removed vessels from service. Additional vessels were removed from service consistent with the Company's asset management strategy pursuant to which drydockings are deferred on selected vessels during periods of weak market conditions. At March 31, 1999, 45 of the Company's vessels in the U.S. Gulf of Mexico were out of service, and 19 of those vessels require drydocking before returning to operation. Administrative and general expenses of the offshore marine business segment remained relatively constant between comparable periods.

GAINS (LOSSES) FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements decreased $12.4 million in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998. During the first quarter 1999, the Company sold two offshore marine crew vessels. During the first quarter 1998, five utility, three crew, three anchor handling towing supply (two of which were bareboat chartered-in), and one towing supply vessels were sold.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings declined $2.6 million in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998 due primarily to reduced profits of the SMIT and TMM Joint Ventures and the disposition of the Company's equity interest in a joint venture that provides marine and underwater services to offshore terminal and oilfield operations internationally. In 1998, the Company's interest in a gain from the sale of a SMIT Joint Venture vessel totaled $1.4 million, and there were no vessels sold in 1999 by joint ventures in which the Company's investment is accounted for under the equity method. Profits of the TMM Joint Ventures declined due primarily to lower rates per day worked and utilization and an increase in operating expenses associated with the bareboat charter-in of a vessel. The decrease in the TMM Joint Ventures' profits was partially offset by earnings from its operation of additional chartered-in vessels.

ENVIRONMENTAL  SERVICES

OPERATING REVENUE. The environmental business segment's operating revenue decreased $0.7 million or 11% in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998 due primarily to a decrease in the number and severity of oil spills managed by the Company.

OPERATING PROFIT. The environmental business segment's operating profit increased $0.2 million in the three- month period ended March 31, 1999 compared to the three-month period ended March 31, 1998 due to reduced operating and general and administrative expenses.

EQUITY IN EARNINGS OF A 50% OR LESS OWNED COMPANY. Equity earnings increased $0.2 million in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998. Profits rose between comparable quarters due to an oil spill response by CPA in 1999; whereas, there were no spill responses in the prior year by joint ventures in which the Company's investment is accounted for under the equity method.

DRILLING  SERVICES

Since inception in 1997, the Company's drilling service business segment has engaged in no operations other than managing construction of the Rigs and related matters. Operating losses in the three-month periods ended March 31, 1999 and 1998 resulted from general and administrative and depreciation expenses.

OTHER

NET INTEREST INCOME. Net interest income decreased $0.7 million in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998. Interest expense rose between comparable periods due primarily to the sale in April 1998 of $110.0 million aggregate principal amount of the Chiles 10.0% Senior Notes due 2008 (the "Chiles 10.0% Notes") and a decline in capitalized interest associated with the construction of offshore marine vessels. This decrease was partially offset by an increase in capitalized interest associated with the construction of Rigs and interest income due primarily to greater invested cash balances. During the first quarter of 1999 and 1998, the Company capitalized interest of $3.3 million and $1.2 million, respectively, with regard to the construction of Rigs and offshore marine vessels.

GAIN FROM COMMODITY SWAP TRANSACTIONS. During the three-month period ended March 31, 1999, the Company recognized net gains, totaling $0.4 million, from natural gas commodity swap transactions. There were no commodity swap transactions during the comparable period ended March 31, 1998.

LOSS FROM SALE OF MARKETABLE SECURITIES. During the three-month period ended March 31, 1999, the Company realized net losses of $1.0 million primarily from the sale of interest bearing securities as interest rates rose between the date of acquisition and disposition. There were no gains or losses recognized from the sale of marketable securities during the three-month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct, or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time-to-time, issue shares of its common stock, preferred stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine vessels, and retainer, spill response, and consulting activities of the Company's environmental service business. The offshore marine service business is directly affected by the volatility of oil and gas prices, the level of offshore production and exploration activity, and other factors beyond the Company's control.

OFFSHORE MARKET DEVELOPMENTS. The decline in oil and gas prices that began in 1998 has resulted in reduced drilling and production support activities both domestically and internationally. As a result, revenue earned by the Company's offshore marine services fleet has declined, and at March 31, 1999, the Company had 45 offshore marine vessels out of service in the U.S. Gulf of Mexico. The decline in product prices in the oil and gas industry has also resulted in significantly reduced day rates and utilization of jackup rigs, particularly in the U.S. Gulf of Mexico shallow water market, and excess supply in the current jackup market.

Sustained weak oil and gas prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Therefore, the Company cannot predict whether, or to what extent, market conditions will improve or deteriorate further. The current trends in market conditions will have an adverse effect on the Company's results of operations and cash flows, and if such conditions deteriorated severely and if they then persisted for an extended period of time, they may have an adverse effect on the Company's financial position.

The Company believes that Chiles has sufficient financing in place to complete the construction and outfitting of the Rigs and fund the initial cost of operations. Current day rate levels for jackup rigs are, however, not sufficient for Chiles to operate the Rigs and produce cash flow at levels necessary to provide adequate debt service coverage. Accordingly, if jackup rig day rates remain depressed, it will be necessary for Chiles to obtain additional financing in the form of subordinated debt or equity. The Company believes that Chiles will be able to obtain such financing, if required; however, there can be no assurance that it will be available on acceptable terms.

CASH AND MARKETABLE SECURITIES. Since December 31, 1998, the Company's cash and investments in marketable securities declined by $67.9 million. At March 31, 1999, cash and marketable securities totaled $371.3 million, including $173.0 million of unrestricted cash and cash equivalents, $134.6 million of marketable securities, and $63.7 million of restricted cash. At March 31, 1999, the Company had paid $13.8 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts. See discussion below regarding Cash Generation and Deployment.

CAPITAL STRUCTURE. At March 31, 1999, the Company's capital structure was comprised of $470.2 million in long-term debt (including current portion) and $532.2 million in stockholders' equity. Since year end, long-term debt declined due primarily to the Company's early retirement of certain indebtedness. Stockholders' equity also decreased since year end due to the repurchase of the Company's common stock and a decline in accumulated other comprehensive income that resulted from unrealized losses on available-for-sale securities and losses from foreign currency translation adjustments. This decrease was partially offset by an increase in retained earnings from net income. See discussion below regarding the Company's Stock and Debt Repurchase Program.

CASH GENERATION AND DEPLOYMENT. At March 31, 1999, cash and cash equivalents were relatively unchanged from the prior year end. Cash flow provided from operating activities during the three-month period ended March 31, 1999 totaled $9.2 million and declined significantly between comparable quarters due primarily to lower utilization of and day rates earned by the Company's offshore marine vessels. During the three-month period ended March 31, 1999, cash generated from investing activities primarily included $53.9 million from the sale of available-for-sale securities and $13.0 million as a result of a reduction in restricted cash balances. These increases in cash flows were primarily offset by uses in investing and financing activities to acquire $41.0 million of property and equipment and $23.5 of the Company's common stock, repay $3.9 million of indebtedness, loan $3.0 million to Globe Wireless, Inc, and purchase $2.5 million of available-for-sale securities.

CAPITAL EXPENDITURES. Expenditures for property and equipment during the three-month period ended March 31, 1999 primarily related to the Company's construction of offshore marine vessels and Rigs. As of March 31, 1999, the Company was committed to the construction of 12 offshore marine vessels for an approximate aggregate cost $99.5 million of which $43.2 million has been expended, and Chiles has commitments to build 2 Rigs for an approximate aggregate cost of $171.3 million of which $123.4 million has been expended. The offshore marine vessel construction projects are expected to be completed over the next two years, and the 2 Rigs being constructed for Chiles are expected to be completed in May and September of 1999.

STOCK AND DEBT REPURCHASE PROGRAM. During the three-month period ended March 31, 1999, the Company purchased 593,500 shares of its common stock, $2.5 million principal amount of its 7.2% Senior Notes due 2009, and $1.5 million principal amount of the Chiles 10.0% Notes, all in the open market, at an aggregate cost of $27.1 million. At March 31, 1999, the Company had $31.8 million available for purchases of additional SEACOR Securities that may be conducted from time-to-time through open market purchases, privately negotiated transactions, or otherwise depending on market conditions.

LIQUIDITY. Under the terms of an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA, the Company may borrow up to $100.0 million aggregate principal amount of unsecured reducing revolving credit loans maturing November 17, 2004. At March 31, 1999, the Company had $100.0 million available for future borrowings under the Credit Facility. The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends.

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

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four and that date sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted incorrectly. The Company has been pursuing a strategy to ensure that all of its significant computer systems will be able to process dates from and after January 1, 2000 without critical failure. Computerized systems are integral to the Company's operations, particularly for accounting and office product software applications used throughout its many offices and, to a lesser extent, for communication, navigational, and other systems aboard certain of the Company's vessels.

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

                                       SEACOR SMIT INC.
                                       (Registrant)

DATE: MAY 17, 1999            By:       /s/ Charles Fabrikant
                                       -----------------------------------
                                       Charles Fabrikant, Chairman of the
                                       Board, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)

DATE: MAY 17, 1999            By:       /s/ Randall Blank
                                       -----------------------------------
                                       Randall Blank, Executive Vice
                                       President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX



            Exhibit No.                  Description
            -----------                  -----------

               27.1                Financial Data Schedule.