Form 10-Q
period 1999-06-30
SEACOR SMIT INC
filed 1999-08-13
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended  June 30, 1999
                                         ---------------

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

                              Yes [X]     No [ ]

The total number of shares of Common Stock, par value $.01 per share, outstanding as of August 10, 1999 was 12,062,124. The Registrant has no other class of Common Stock outstanding.



792438 v3

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
Part I.  Financial Information

         Item 1.   Financial Statements

                       Condensed Consolidated Balance Sheets as of
                            June 30, 1999 and December 31, 1998.............................................1

                       Condensed Consolidated Statements of Operations for the
                            Three and Six Months Ended June 30, 1999 and 1998...............................2

                       Condensed Consolidated Statements of Cash Flows
                            for the Six Months Ended June 30, 1999 and 1998.................................3

                       Notes to Condensed Consolidated Financial Statements.................................4

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........................................9

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders.....................................21

         Item 6.   Exhibits and Reports on Form 8-K........................................................21


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                  June 30,                     December 31,
                                                                                   1999                            1998
                                                                           -----------------------        ----------------------
                                        ASSETS
Current Assets:
    Cash and cash equivalents, including restricted cash
      of $14,239 in 1998                                                $            154,759           $           175,267
    Marketable securities                                                             40,064                        40,325
    Trade and other receivables, net of allowance for
      Doubtful accounts of $1,870 and $1,956, respectively                            71,921                        86,621
    Inventories                                                                        1,648                         1,561
    Prepaid expenses and other                                                         2,224                         7,959
                                                                           -----------------------        ----------------------
          Total current assets                                                       270,616                       311,733
                                                                           -----------------------        ----------------------

Investments in, at Equity, and Receivables from 50%
    or Less Owned Companies                                                           76,919                        55,478

Available-for-Sale Securities                                                         97,393                       154,378

Property and Equipment                                                               825,145                       736,583
    Less-Accumulated depreciation                                                   (124,079)                     (111,722)
                                                                           -----------------------        ----------------------
          Net property and equipment                                                 701,066                       624,861
                                                                           -----------------------        ----------------------

Restricted Cash                                                                       39,287                        69,234

Other Assets                                                                          32,112                        42,291
                                                                           -----------------------        ----------------------
                                                                        $          1,217,393           $         1,257,975
                                                                           =======================        ======================
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                   $              2,091           $             2,122
    Accounts payable and accrued expenses                                             28,351                        45,842
    Other current liabilities                                                         16,161                        23,754
                                                                           -----------------------        ----------------------
          Total current liabilities                                                   46,603                        71,718
                                                                           -----------------------        ----------------------

Long-term Debt                                                                       467,712                       472,799

Deferred Income Taxes                                                                 84,891                        86,124

Deferred Gain and Other Liabilities                                                   45,774                        51,623

Minority Interest in Subsidiaries                                                     33,126                        32,929

Stockholders' Equity:
    Common stock, $.01 par value, 14,215,458 and
      14,146,457 issued, respectively                                                    142                           141
    Additional paid-in capital                                                       275,087                       272,012
    Retained earnings                                                                356,842                       337,086
    Less 2,065,634 and 1,472,134 treasury shares, respectively                       (89,167)                      (65,656)
    Less unamortized restricted stock compensation                                    (1,885)                         (972)
    Accumulated other comprehensive income                                            (1,732)                          171
                                                                           -----------------------        ----------------------
          Total stockholders' equity                                                 539,287                       542,782
                                                                           -----------------------        ----------------------
                                                                        $          1,217,393           $         1,257,975
                                                                           =======================        ======================

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                         -----------------------------------    -----------------------------------
                                                              1999               1998                1999                 1998
                                                         ---------------    ----------------    ----------------     --------------
Operating Revenue:
   Marine                                               $       61,811   $         89,611    $        134,208     $        180,770
   Other                                                         6,664              6,133              11,988               12,187
                                                         ---------------    ----------------    ----------------     --------------
                                                                68,475             95,744             146,196              192,957
                                                         ---------------    ----------------    ----------------     --------------

Costs and Expenses:
   Operating expenses -
     Marine                                                     38,667             42,823              78,629               86,192
     Other                                                       2,509              2,128               4,242                4,635
   Administrative and general                                    8,390              9,128              16,568               17,635
   Depreciation and amortization                                 9,803              8,604              19,128               18,120
                                                         ---------------    ----------------    ----------------     --------------
                                                                59,369             62,683             118,567              126,582
                                                         ---------------    ----------------    ----------------     --------------
Operating Income                                                 9,106             33,061              27,629               66,375
                                                         ---------------    ----------------    ----------------     --------------

Other (Expense) Income:
   Interest on debt                                             (5,799)            (6,185)            (11,216)             (10,668)
   Interest income                                               5,474              6,096              11,445               11,784
   Gain from equipment sales and retirements, net                  661             17,863                 955               30,582
   Other                                                          (511)               (20)             (1,770)                 (74)
                                                         ---------------    ----------------    ----------------     --------------
                                                                  (175)            17,754                (586)              31,624
                                                         ---------------    ----------------    ----------------     --------------
Income Before Income Taxes, Minority Interest,
   Equity in Earnings of 50% or Less Owned Companies,
   and Extraordinary Item                                        8,931             50,815              27,043               97,999
Income Tax Expense                                               3,081             17,390               9,330               34,022
                                                         ---------------    ----------------    ----------------     --------------
Income Before Minority Interest, Equity in Earnings of
   50% or Less Owned Companies, and Extraordinary Item           5,850             33,425              17,713               63,977
Minority Interest in (Income) Loss of Subsidiaries                  93               (232)               (275)                (703)
Equity in Earnings of 50% or Less Owned Companies                  274              2,857               2,058                7,046
                                                         ---------------    ----------------    ----------------     --------------
Income Before Extraordinary Item                                 6,217             36,050              19,496               70,320
Extraordinary Item - Gain from Extinguishment of Debt,
   net of tax                                                        -                  -                 260                    -
                                                         ---------------    ----------------    ----------------     --------------
Net Income                                              $        6,217   $         36,050    $         19,756     $         70,320
                                                         ===============    ================    ================     ==============

Basic Earnings Per Common Share:
   Income Before Extraordinary Item                     $         0.51   $           2.74    $           1.59     $           5.25
   Extraordinary Item                                               -                  -                 0.02                   -
                                                         ---------------    ----------------    ----------------     --------------
     Net Income                                         $         0.51   $           2.74    $           1.61     $           5.25
                                                         ===============    ================    ================     ==============

Diluted Earnings Per Common Share:
   Income Before Extraordinary Item                     $         0.51   $           2.34    $           1.51     $           4.50
   Extraordinary Item                                               -                  -                 0.02                   -
                                                         ---------------    ----------------    ----------------     --------------
     Net Income                                         $         0.51   $           2.34    $           1.53     $           4.50
                                                         ===============    ================    ================     ==============

Weighted Average Common Shares:
   Basic                                                    12,096,407         13,175,389          12,227,393           13,406,818
   Diluted                                                  12,229,047         16,153,292          15,179,897           16,394,089


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS
                  ANS SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                         Six Months Ended June 30,
                                                                                      1999                        1998
                                                                               --------------------        -------------------
 Net Cash Provided by Operating Activities                                  $             18,865        $             40,891
                                                                               --------------------        -------------------

 Cash Flows from Investing Activities:
    Purchase of property and equipment                                                  (102,978)                   (111,834)
    Proceeds from property and equipment sales                                            15,123                     120,203
    Purchase of available-for-sale securities                                             (7,400)                    (63,769)
    Proceeds from maturity of held-to-maturity securities                                      -                      33,032
    Proceeds from sale of available-for-sale securities                                   62,051                      25,000
    Investments in and advances to 50% or less owned companies                            (7,419)                    (12,437)
    Principal payments on notes due from 50% or less owned companies                       2,159                         995
    Principal payments received under sale-type leases                                       124                         126
 Net decrease (increase) in restricted cash                                               29,947                    (143,467)
 Dividends received from 50% or less owned companies                                         700                         120
    Cash settlement from commodity price hedging arrangements                              2,443                           -
    Purchase of a telecommunications business, net of cash acquired                       (4,959)                          -
                                                                               --------------------        -------------------
         Net cash used in investing activities                                           (10,209)                   (152,031)
                                                                               --------------------        -------------------

 Cash Flows from Financing Activities:
    Payments of long-term debt                                                            (3,639)                          -
    Payments of capital lease obligations                                                   (783)                       (744)
    Payments of stockholders' loans                                                         (240)                       (223)
    Proceeds from issuance of long-term debt                                                   -                     110,000
    Proceeds from exercise of stock options                                                    -                         757
    Common stock acquired for treasury                                                   (23,511)                    (38,432)
    Other                                                                                      -                           5
                                                                               --------------------        -------------------
         Net cash provided (used) in financing activities                                (28,173)                     71,363
                                                                               --------------------        -------------------

 Effect of Exchange Rate Changes on Cash and Cash Equivalents                               (991)                       (655)
                                                                               --------------------        -------------------

 Net Decrease in Cash and Cash Equivalents                                               (20,508)                    (40,432)
 Cash and Cash Equivalents, Beginning of Period                                          175,267                     175,381
                                                                               --------------------        -------------------
 Cash and Cash Equivalents, End of Period                                   $            154,759        $            134,949
                                                                               ====================        ===================


                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and six-month periods ended June 30, 1999 and 1998 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 1999 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.    RESTRICTED CASH --

At June 30, 1999, the Company's restricted cash balances were held in joint depository construction reserve fund accounts (the "CRF Accounts") with the Maritime Administration and are intended for use in defraying costs to construct offshore marine vessels. Should these restricted funds not be committed for expenditure within three years, they will be released for the Company's general use. At June 30, 1999, the Company had paid $14,272,000 for the construction of offshore marine vessels from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, such amounts will be reimbursed from the CRF Accounts, (see also Note 10).

3.    RECENT ACCOUNTING PRONOUNCEMENTS --

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

4.    COMPREHENSIVE INCOME --

For the three-month periods ended June 30, 1999 and 1998, total comprehensive income was $5,188,000 and $36,157,000, respectively. For the six-month periods ended June 30, 1999 and 1998, total comprehensive income was $17,853,000 and $70,145,000, respectively. Other comprehensive gains and losses in 1999 and 1998 included losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

5.    EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. The assumed conversion of certain stock options, restricted stock grants, and convertible notes into 2,847,494 shares of the Company's common stock and the add-back to income of interest charges of the convertible notes, totaling $1,693,000, were excluded from the computation of diluted earnings per share in the second quarter of 1999 as the effect was antidilutive. The computation of diluted earnings per share for the six-month period ended June 30, 1999 excludes the assumed conversion of certain stock options and restricted stock grants into 31,067 shares of the Company's common stock as the effect was antidilutive.

                                                          For the Three Months Ended               For the Six Months Ended
                                                                   June 30,                                June 30,
                                                    --------------------------------------- ---------------------------------------
                                                                                     Per                                     Per
                                                       Income          Shares       Share      Income          Shares       Share
                                                    -------------- --------------- -------- -------------- --------------- --------
1999
----

   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item             $     6,217,000     12,096,407 $   0.51 $    19,496,000     12,227,393 $   1.59
                                                                                   ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock                               -        132,640                        -        122,960
     Convertible Securities                                     -              -                3,386,000      2,829,544
                                                    -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions                   $     6,217,000     12,229,047 $   0.51 $    22,882,000     15,179,897 $   1.51
                                                    ============== =============== ======== ============== =============== ========
1998
----

   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item             $    36,050,000     13,175,389 $   2.74 $    70,320,000     13,406,818 $   5.25
                                                                                   ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock                               -        148,359                        -        157,727
     Convertible Securities                             1,690,000      2,829,544                3,380,000      2,829,544
                                                    -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions                   $    37,740,000     16,153,292 $   2.34 $    73,700,000     16,394,089 $   4.50
                                                    ============== =============== ======== ============== =============== ========

6.    SEGMENT DATA --

The Company aggregates its business activities into three primary operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment conducts its business affairs through Chiles Offshore LLC and its wholly owned subsidiaries (collectively referred to as "Chiles"). The Company owns a 55.4% membership interest in Chiles Offshore LLC, a development stage company formed for the purpose of constructing, owning, and operating a fleet of state-of-the-art premium offshore jackup drilling rigs ("Rig(s)"). The first Rig constructed for Chiles, the Chiles Columbus, commenced operations in June 1999. The second Rig, the Chiles Magellan, is under construction and is expected to commence operations in the fourth quarter of 1999.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and includes gains from the sale of equipment and equity in the earnings of 50% or less owned companies but excludes minority interest, interest income and expense, gains and losses from the sale of marketable securities and commodity price hedging arrangements, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The table presented below sets forth operating revenues and profits by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                              Marine     Environmental      Drilling        Other          Total
                                                           ------------ ---------------- ------------- --------------- -------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                    $     61,811 $           5,198  $       528   $        938a $       68,475
   Intersegment                                                     -                38            -            (38)              -
                                                           ------------ ---------------- ------------- --------------- -------------
    Total                                                $     61,811 $           5,236  $       528   $        900  $       68,475
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $      8,806 $           1,140  $      (336)  $         58  $        9,668
Gains (Losses) from Equipment Sales and Retirements, net          657                 4            -              -             661
Equity in Earnings of 50% or Less Owned Companies                 540               136            -           (495)            181
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -             93              93
Interest Income                                                     -                 -            -          5,474           5,474
Interest Expense                                                    -                 -            -         (5,799)         (5,799)
Gains (Losses) from Commodity Price Hedging Arrangements            -                 -            -           (293)           (293)
Gains (Losses) from Sale of Marketable Securities                   -                 -            -            226             226
Corporate Expenses                                                  -                 -            -         (1,006)         (1,006)
Income Taxes                                                        -                 -            -         (2,988)         (2,988)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $     10,003 $           1,280  $      (336)  $     (4,730) $        6,217

====================================================================================================================================

FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Operating Revenues -
   External Customers                                    $     89,611 $           6,133  $         -   $          -  $       95,744
   Intersegment                                                     -                 -            -              -               -
                                                           ------------ ---------------- ------------- --------------- -------------
     Total                                               $     89,611 $           6,133  $         -   $          -  $       95,744
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $     33,640 $           1,003  $      (296)  $          -  $       34,347
Gains (Losses) from Equipment Sales and Retirements, net       17,999              (136)           -              -          17,863
Equity in Earnings of 50% or Less Owned Companies               2,745               161            -              -           2,906
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -           (232)           (232)
Interest Income                                                     -                 -            -          6,096           6,096
Interest Expense                                                    -                 -            -         (6,185)         (6,185)
Corporate Expenses                                                  -                 -            -         (1,306)         (1,306)
Income Taxes                                                        -                 -            -        (17,439)        (17,439)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $     54,384 $           1,028  $      (296)  $    (19,066) $       36,050
====================================================================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                    $    134,208 $          10,522  $       528   $        938a $      146,196
   Intersegment                                                     -               106            -           (106)              -
                                                           ------------ ---------------- ------------- --------------- -------------
     Total                                               $    134,208 $          10,628  $       528   $        832  $      146,196
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $     26,949 $           2,118  $      (541)  $         58  $       28,584
Gains (Losses) from Equipment Sales and Retirements, net          954                 1            -              -             955
Equity in Earnings of 50% or Less Owned Companies               2,209               412            -           (495)          2,126
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -           (275)           (275)
Interest Income                                                     -                 -            -         11,445          11,445
Interest Expense                                                    -                 -            -        (11,216)        (11,216)
Gains (Losses) from Commodity Price Hedging Arrangements            -                 -            -             66              66
Gains (Losses) from Sale of Marketable Securities                   -                 -            -           (740)           (740)
Corporate Expenses                                                  -                 -            -         (2,051)         (2,051)
Income Taxes                                                        -                 -            -         (9,398)         (9,398)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $     30,112 $           2,531  $      (541)  $    (12,606) $       19,496
====================================================================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Operating Revenues -
   External Customers                                    $    180,770 $          12,187  $         - $            -  $      192,957
   Intersegment                                                     -                 -            -              -               -
                                                           ------------ ---------------- ------------- --------------- -------------
     Total                                               $    180,770 $          12,187  $         - $            -  $      192,957
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $     67,347 $           1,787  $      (381)$            -  $       68,753
Gains (Losses) from Equipment Sales and Retirements, net       30,692              (110)           -              -          30,582
Equity in Earnings of 50% or Less Owned Companies               6,965               221            -              -           7,186
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -           (703)           (703)
Interest Income                                                     -                 -            -         11,784          11,784
Interest Expense                                                    -                 -            -        (10,668)        (10,668)
Corporate Expenses                                                  -                 -            -         (2,452)         (2,452)
Income Taxes                                                        -                 -            -        (34,162)        (34,162)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $    105,004 $           1,898  $      (381)$      (36,201) $       70,320
====================================================================================================================================


  (a) Other external customers' operating revenues are attributable to a recently acquired telecommunications business that serves the maritime industry and which does not meet any of the quantitative thresholds for determining reportable segments.

7. INVESTMENTS IN, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES

Due to an ability to significantly influence the operating activities of Globe Wireless, LLC ("Globe"), the Company began accounting for its investment in Globe under the equity method during the second quarter of 1999. At June 30, 1999, the Company's equity interest in and loans to Globe aggregated $20,125,000. At December 31, 1998, the Company's equity investment, recorded at cost, and loans to Globe, were reported in the Condensed Consolidated Balance Sheet as Other Assets.

8.    FINANCIAL INSTRUMENTS --

Beginning in the second quarter of 1999, the Company entered into swap agreements with a major financial institution with respect to notional amounts equal to a portion of the $110,000,000 outstanding principal amount of the Chiles 10.0% Senior Notes Due 2008 (the "Chiles 10% Notes"). Pursuant to each such agreement, such financial institution has agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10% Notes subject to such agreement, and the Company has agreed to pay to such financial institution an amount equal to interest at the rate of 6.94% per annum on the agreed upon price of such notional amount of Chiles 10% Notes as set forth in the applicable swap agreement.

Upon termination of each swap agreement, the financial institution has agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10% Notes subject to the swap agreement on such date exceeds the agreed upon price of such notional amount as set forth in such swap agreement, and the Company has agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeds the fair market value of such notional amount on such date. Each swap agreement terminates upon the earliest to occur of the redemption in full or maturity of the Chiles 10% Notes, at any time at the election of the Company or, at the election of the financial institution, on April 30, 2004. As of June 30, 1999, the notional amount of Chiles 10% Notes subject to such swap agreements was $4,000,000 and the market value of such swaps as of such date was approximately $115,000. Subsequent to June 30, 1999, the Company entered into swap agreements with respect to an additional $62,600,000 notional amount of Chiles 10% Notes.

9.    LOSSES ON FOREIGN CURRENCY TRANSACTIONS --

Certain subsidiaries of SEACOR have entered into transactions denominated in currencies other than their functional currency, the U.S. dollar. The Company has not entered into hedging contracts with respect to these foreign currency risks and its operating results are positively or negatively affected as these foreign currencies strengthen or weaken against the U.S. dollar. Foreign currency transaction adjustments resulting in pre-tax losses of $441,000 and $1,088,000 in the three and six-month periods ended June 30, 1999, respectively, have been charged to Other Expense in the Condensed Consolidated Statements of Operations.

10.   VESSEL DISPOSITIONS --

In the six-month period ended June 30, 1999, the Company sold 11 offshore marine vessels, and net pre-tax gains primarily from those sales and the disposition of other equipment totaled $955,000. Of the vessels sold, 5 were leased-back by the Company, and 2 were acquired by equity investees. Proceeds from the sale of certain of these vessels were deposited into CRF Accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the temporary deferral of related taxable gains. Certain pre-tax gains realized from the sale of vessels subsequently leased-back, totaling $6,569,000, have been deferred in the Condensed Consolidated Balance Sheet and will be amortized to income over the applicable lease life.

11.   COMMITMENTS AND CONTINGENCIES --

As of June 30, 1999, the Company was committed to the construction of eight offshore marine vessels for an approximate aggregate cost of $80,596,000 of which $51,281,000 has been expended, and Chiles has a commitment to build a Rig for an approximate aggregate cost of $91,700,000 of which $69,000,000 has been expended. The offshore marine vessel construction projects are expected to be completed within the next twelve months, and the Rig is expected to be completed in the fourth quarter of 1999.

12.   DRILLING SERVICE SEGMENT  --

From July 1, 1999 through the scheduled delivery date of the Chiles Magellan early in the fourth quarter of 1999, Chiles expects to incur approximately

$22,700,000 of purchase commitments and current accounts payable to complete construction and outfitting of the Rigs, excluding net capitalized interest. Chiles expects to rely on cash on hand (approximately $800,000 at June 30, 1999), operating cash flow (generated by the Chiles Columbus) and drawings under a $25,000,000 revolving credit facility (the "Chiles Bank Facility) with two banks maturing December 31, 2004 (which, subject to the conditions of such facility described below, had $25,000,000 of credit available on June 30, 1999 and, following subsequent borrowings of $10,000,000, currently has $15,000,000 of credit available) to cover expenses associated with completing and outfitting the Chiles Magellan.

Operating cash flow alone may not be sufficient for Chiles to complete construction of the Chiles Magellan, cover general and administrative expenses and to meet its full November 1, 1999 interest payment obligation in the amount of $5,500,000 on the Chiles 10% Notes. All proceeds from Chiles' equity financing and the issuance of the Chiles 10% Notes have been exhausted; therefore Chiles' management is exploring with its equity owners, including SEACOR's subsidiary, SEACOR Offshore Rigs Inc., the possibility of additional equity contributions or participation in or assistance with a debt restructuring. These discussions are ongoing and there currently are no commitments from any party to contribute any additional equity or participate in or assist with any debt restructuring.

Chiles' ability to draw on the Chiles Bank Facility is subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change in Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility.

If Chiles is unable to satisfy fully the next scheduled interest payment obligation under the Chiles 10% Notes, subject to a 30-day grace period, it would be in default under the indenture governing the Chiles 10% Notes, which could lead to an acceleration of all outstanding obligations thereunder. This, in turn, could lead to an acceleration of the indebtedness under the Chiles Bank Facility (subject to any applicable cure periods). If such conditions arise and the banks accelerated the outstanding indebtedness under the Chiles Bank Facility and exercised their remedies under the mortgages securing that indebtedness, the Rigs could be sold at foreclosure and all proceeds of such sale would first be applied to satisfy the indebtedness to the banks and related foreclosure expenses. The remaining proceeds would be available for application to the indebtedness outstanding under the Chiles 10% Notes. This would have a material and adverse effect on the Company's investment in Chiles. The Company currently owns an equity interest in Chiles and a portion of the Chiles 10% Notes, and has entered into swap agreements under which it bears the economic risk of the notional amounts of Chiles 10% Notes covered by such agreements.

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

Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of marine vessels, which are closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ---------------------------- ----------------------------
                                                              1999          1998           1999          1998
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply...........................          5,712         6,810          5,916         6,908
   Anchor Handling Towing Supply......................         11,142        11,641         11,978        11,848
   Crew...............................................          2,505         2,713          2,541         2,704
   Standby Safety.....................................          5,826         6,534          6,236         6,490
   Utility and Line Handling..........................          1,681         1,898          1,742         1,868
   Geophysical, Freight, and Other....................          5,880         4,872          5,338         4,623
       Overall Fleet..................................          3,881         4,199          4,100         4,210

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...........................           66.6          91.5           72.4          91.3
   Anchor Handling Towing Supply......................           68.8          86.5           74.8          85.9
   Crew...............................................           81.2          97.2           78.1          97.1
   Standby Safety.....................................           83.4          99.7           80.8          99.1
   Utility and Line Handling..........................           65.1          96.8           68.7          96.0
   Geophysical, Freight, and Other....................           50.0         100.0           61.1         100.0
       Overall Fleet..................................           71.6          95.0           73.5          94.6


--------------------------
           (1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.

           (2) Certain of the Company's vessels earn revenue in foreign currencies, which have been converted to U.S. dollars for reporting purposes at the weighted average exchange rates of those foreign currencies for the periods indicated.

From time-to-time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense. As of June 30, 1999 and 1998, the Company operated 29 and 23 vessels, respectively, under bareboat and time charter-in agreements. As of June 30, 1999, 23 of the vessels chartered-in resulted from sale and leaseback transactions.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At June 30, 1999 and 1998, the Company had 14 and 5 vessels, respectively, bareboat chartered-out.

The table below sets forth the Company's marine fleet structure at the dates indicated:

                                                                     AT JUNE 30,
                                                        --------------------------------------
                  FLEET STRUCTURE                             1999                 1998
-----------------------------------------------------   -----------------    -----------------
Owned..............................................             220                  226
Bareboat and Time Chartered-In.....................              29                   23
Managed............................................               3                    3
Joint Venture Vessels (1)..........................              37                   34
Pool Vessels (2)...................................               9                   12
                                                        -----------------    -----------------
    Overall Fleet..................................             298                  298
                                                        =================    =================

---------------------------
           (1) A joint venture between Transportacion Maritima Mexicana S.A. de C.V. ("TMM") and the Company (the "TMM Joint Venture") owned or chartered-in, excluding those provided by the Company, 14 and 15 vessels in 1999 and 1998, respectively. 1999 and 1998 included 17 and 18 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. ("Smit") in December 1996 (the "Smit Joint Ventures"). 1999 also included 6 vessels operated by other joint venture businesses.

           (2) 1999 and 1998 included five vessels owned by Toisa Ltd. which participate in a pool with Company owned North Sea standby safety vessels. Additionally, 1999 and 1998 included four and seven standby safety vessels, respectively, in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

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

A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 44% and 38% for the six-month periods ended June 30, 1999 and 1998, respectively.

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes them from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the six-month periods ended June 30, 1999 and 1998, drydocking costs totaled $3.0 million and $7.1 million, respectively. During those same periods, the Company completed the drydocking of 40 and 54 vessels, respectively.

Operating results are also affected by the Company's participation in (i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation, which owns a 9% equity interest in the Company's subsidiary (the "Veesea Joint Venture") that operates 11 standby safety vessels in the North Sea, (ii) the SEAVEC and Saint Fleet Pools, which coordinate the marketing of 20 standby safety vessels in the North Sea, of which 11 are owned by the Veesea Joint Venture, (iii) the TMM Joint Venture, which operates 22 vessels offshore Mexico,
(iv) the Smit Joint Ventures, which operate 17 vessels in the Far East, Latin America, the Middle East, and the Mediterranean, and (v) other joint venture arrangements.

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

Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment, and materials, (ii) direct charges to the Company for equipment and materials, (iii) participation interests of others in gross profits from oil spill response, and
(iv) training and exercises related to spill response preparedness.

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

DRILLING SERVICES

The Company's drilling service business is conducted through Chiles Offshore LLC and its wholly owned subsidiaries (collectively referred to as "Chiles"). Chiles, a 55.4% majority owned subsidiary, is a development stage company formed in August 1997 for the purpose of constructing, owning, and operating a fleet of state-of-the-art premium offshore jackup drilling rigs.

Chiles completed construction of its first such rig, the Chiles Columbus in June 1999, and construction of the Chiles Magellan (the "Rig(s)") is underway at a shipyard in Brownsville, Texas. The Chiles Magellan is scheduled for delivery in the fourth quarter of 1999. The Company is currently engaged in rig-related design, engineering, procurement, and construction activities for the Chiles Magellan and has commenced commercial operations of the Chiles Columbus.

Chiles has operated as a development stage company since inception by devoting substantially all of its efforts to designing, engineering and contracting with shipyards and vendors for the Rigs, raising capital, employing personnel, and securing contracts for the Rigs. Chiles started to generate operating revenues in June 1999; however, there are can be no assurance that Chiles will generate sufficient operating revenues and cash flow to successfully complete the transition from a development stage company to successful operations. Chiles may not currently have sufficient liquidity to complete construction of the Chiles Magellan, cover general and administrative expenses and to meet its full November 1, 1999 interest payment obligation under the $110.0 million aggregate principal amount of the Chiles 10% Senior Notes due 2008 (the "Chiles 10% Notes"). See "Liquidity and Capital Resources -Chiles' Liquidity Needs" below. Additional risks associated with Chiles' operations include, but are not limited to, oil and gas prices, capital expenditure plans of oil and gas operators, access to capital, completion of construction of the Chiles Magellan, and competition. As a result of these and other factors and related and unrelated uncertainties, there can be no assurance of the future success of Chiles.

The management of Chiles is currently pursuing a business strategy that includes obtaining drilling contracts with oil and gas operators, employing rig personnel, completing the construction of the Chiles Magellan, including the purchase of drilling equipment, overseeing the construction of the Chiles Magellan and installation of drilling equipment, and operating the Chiles Columbus. While pursuing this business strategy, Chiles will continue to experience cash flow deficits until construction of the Chiles Magellan is completed and the Rig is placed in service and the Rigs are operating at revenue rates greater than operating and financing costs.

In June 1999, the Chiles Columbus was placed in service with a customer under a contract that calls for the drilling of one well in the U.S. Gulf of Mexico, which is expected to be completed in August 1999. This customer also has the option to use the Chiles Columbus to drill one or two additional wells. In connection with this contract, the Chiles Columbus was modified to extend its legs from 477 feet to 511 feet in length. In June 1999, Chiles entered into a Letter of Intent (the "LOI") for the use of the Chiles Magellan in the U.S. Gulf of Mexico. Chiles is presently negotiating terms of the drilling contract outlined in the LOI. Under the terms of the LOI, Chiles agreed to extend the legs of the Chiles Magellan to 544 feet in length and modify its spud cans. The LOI calls for the drilling of one well, estimated to be completed in 120 days, to begin, at Chiles' option, between December 1, 1999 and April 30, 2000. Pursuant to the LOI, the customer will have the option to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time after conclusion of the first well. Chiles estimates the cost of leg and spud can modifications to the Rigs, in the aggregate, will be approximately $5.5 million, exclusive of financing costs. Under the terms of the LOI for the Chiles Magellan, the client has agreed to fund $1.5 million of the modification costs, subject to the successful completion of such modifications and certain other conditions. In addition, a vendor has agreed to provide one-year payment terms, with interest, for $2.1 million of such modifications.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                            Marine       Environmental     Drilling        Other          Total
                                                           ------------ ---------------- ------------- --------------- -------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                    $     61,811 $           5,198  $       528   $        938a $       68,475
   Intersegment                                                     -                38            -            (38)              -
                                                           ------------ ---------------- ------------- --------------- -------------
    Total                                                $     61,811 $           5,236  $       528   $        900  $       68,475
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $      8,806 $           1,140  $      (336)  $         58  $        9,668
Gains (Losses) from Equipment Sales and Retirements, net          657                 4            -              -             661
Equity in Earnings of 50% or Less Owned Companies                 540               136            -           (495)            181
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -             93              93
Net Interest Income (Expense)                                       -                 -            -           (325)           (325)
Gains (Losses) from Commodity Price Hedging Arrangements            -                 -            -           (293)           (293)
Gains (Losses) from Sale of Marketable Securities                   -                 -            -            226             226
Corporate Expenses                                                  -                 -            -         (1,006)         (1,006)
Income Taxes                                                        -                 -            -         (2,988)         (2,988)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $     10,003 $           1,280  $      (336)  $     (4,730) $        6,217
====================================================================================================================================

FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Operating Revenues -
   External Customers                                    $     89,611 $           6,133  $         -   $          -  $       95,744
   Intersegment                                                     -                 -            -              -               -
                                                           ------------ ---------------- ------------- --------------- -------------
     Total                                               $     89,611 $           6,133  $         -   $          -  $       95,744
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $     33,640 $           1,003  $      (296)  $          -  $       34,347
Gains (Losses) from Equipment Sales and Retirements, net       17,999              (136)           -              -          17,863
Equity in Earnings of 50% or Less Owned Companies               2,745               161            -              -           2,906
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -           (232)           (232)
Net Interest Income (Expense)                                       -                 -            -            (89)            (89)
Corporate Expenses                                                  -                 -            -         (1,306)         (1,306)
Income Taxes                                                        -                 -            -        (17,439)        (17,439)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $     54,384 $           1,028  $      (296)  $    (19,066) $       36,050
====================================================================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                    $    134,208 $          10,522  $       528   $        938a $      146,196
   Intersegment                                                     -               106            -           (106)              -
                                                           ------------ ---------------- ------------- --------------- -------------
     Total                                               $    134,208 $          10,628  $       528   $        832  $      146,196
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $     26,949 $           2,118  $      (541)  $         58  $       28,584
Gains (Losses) from Equipment Sales and Retirements, net          954                 1            -              -             955
Equity in Earnings of 50% or Less Owned Companies               2,209               412            -           (495)          2,126
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -           (275)           (275)
Net Interest Income (Expense)                                       -                 -            -            229             229
Gains (Losses) from Commodity Price Hedging Arrangements            -                 -            -             66              66
Gains (Losses) from Sale of Marketable Securities                   -                 -            -           (740)           (740)
Corporate Expenses                                                  -                 -            -         (2,051)         (2,051)
Income Taxes                                                        -                 -            -         (9,398)         (9,398)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $     30,112 $           2,531  $      (541)  $    (12,606) $       19,496
====================================================================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Operating Revenues -
   External Customers                                    $    180,770 $          12,187  $         -   $          -  $      192,957
   Intersegment                                                     -                 -            -              -               -
                                                           ------------ ---------------- ------------- --------------- -------------
     Total                                               $    180,770 $          12,187  $         -   $          -  $      192,957
                                                           ============ ================ ============= =============== =============

Operating Profit (Loss)                                  $     67,347 $           1,787  $      (381)  $          -  $       68,753
Gains (Losses) from Equipment Sales and Retirements, net       30,692              (110)           -              -          30,582
Equity in Earnings of 50% or Less Owned Companies               6,965               221            -              -           7,186
Minority Interest in (Income) Loss of Subsidiaries                  -                 -            -           (703)           (703)
Net Interest Income (Expense)                                       -                 -            -          1,116           1,116
Corporate Expenses                                                  -                 -            -         (2,452)         (2,452)
Income Taxes                                                        -                 -            -        (34,162)        (34,162)
                                                           ------------ ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                      $    105,004 $           1,898  $      (381)  $    (36,201) $       70,320
====================================================================================================================================


(a) Other external customers' operating revenues are attributable to a recently acquired telecommunications business that serves the maritime industry and which does not meet any of the quantitative thresholds for determining reportable segments.

OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine business segment's operating revenues decreased $27.8 million or 31.0% and $46.6 million or 25.8% in the three and six-month periods ended June 30, 1999, respectively, compared to the three and six-month periods ended June 30, 1998, due primarily to lower utilization and day rates and the sale of vessels. A prolonged decline in oil and gas prices has resulted in reduced drilling and production support activities. The adverse effect of these factors was partially offset by an increase in operating revenues resulting from the entry into service of vessels both constructed for and chartered-in by the Company.

Utilization of the Company's worldwide fleet declined to 71.6% and 73.5% in the three and six-month periods ended June 30, 1999, respectively, and resulted in a $20.9 million and $34.8 million reduction in operating revenues between comparable three and six-month periods, respectively. $13.8 million and $25.5 million of the decline between comparable three and six-month periods, respectively, resulted primarily from reduced demand for the Company's fleet of supply/towing supply, utility, crew, and anchor handling towing supply vessels operating domestically. $6.6 million and $9.0 million of the decline between comparable three and six-month periods, respectively, resulted primarily from reduced demand for the Company's anchor handling towing supply vessels in West Africa and the Far East, supply/towing supply and utility vessels in West Africa, and standby safety vessels in the North Sea.
Lower utilization also resulted due to the relocation of vessels between operating regions.

A decline in day rates earned by the Company's fleet of vessels between comparable three and six-month periods ending June 30, 1999 and 1998 has resulted in a decline of operating revenues of $9.1 million and $15.7 million, respectively. $4.1 million and $6.9 million of the decline between comparable three and six-month periods, respectively, resulted primarily from lower day rates earned by supply/towing supply, crew, and utility vessels operating domestically. $2.3 million and $2.7 million of the decline between comparable three and six-month periods, respectively, resulted primarily from lower day rates earned by anchor handling towing supply, supply/towing supply, utility and crew vessels working in West Africa, standby safety vessels working in the North Sea, and anchor handling towing supply and supply/towing supply vessels working in other foreign regions. Vessels relocated between various operating regions during the past year also experienced day rate declines resulting in a $2.7 million and $6.1 million reduction in operating revenues between comparable three and six-month periods, respectively.

During 1998 and the first six months of 1999, the Company sold and ceased operation of 30 vessels and constructed 16 vessels. The sale of 10 crew, 8 utility, 6 supply/towing supply, and 6 anchor handling towing supply vessels resulted in a $6.7 million and $15.0 million decline in operating revenues between comparable three and six-month periods, respectively. The entry into operation of vessels constructed for the Company, including 5 anchor handling towing supply, 5 crew, 4 supply, and 2 utility, increased revenues by $8.4 million and $18.1 million between comparable three and six-month periods, respectively. Operating revenues also rose $1.6 million and $3.1 million between comparable three and six-month periods, respectively, due to the Company's operation in the Far East of additional chartered-in vessels.

OPERATING PROFIT. The Company's offshore marine business segment's operating profit declined $24.8 million or 73.8% and $40.4 million or 60.0% in the three and six-month periods ended June 30, 1999, respectively, compared to the three and six-month periods ended June 30, 1998, due primarily to those factors adversely affecting operating revenues outlined above. Operating profits were also adversely affected between comparable three and six-month periods, due to an increase of $0.3 million and $1.0 million, respectively, in foreign currency transaction losses resulting primarily from the revaluation of Dutch Guilder cash deposits during periods of a strengthening U.S. dollar. At June 30, 1999, weak demand and low rates per day worked resulted in the Company removing 47 vessels from service, of which 28 require drydocking prior to re-entering operations. Of these vessels, 22 utility, 11 supply/towing supply, 9 crew, and 1 project operated in the U.S. Gulf of Mexico, and 3 utility and 1 supply/towing supply operated in foreign regions. Performance based compensation expense for administrative personnel also declined in response to declining profits.

GAINS (LOSSES) FROM EQUIPMENT SALES AND RETIREMENTS, NET. Net gains from equipment sales and retirements decreased $17.3 million and $29.7 million in the three and six-month periods ended June 30, 1999, respectively, compared to the three and six-month periods ended June 30, 1998, due to fewer and less valuable vessel sales. In the three and six-month periods ending June 30, 1999, the Company sold 9 and 11 vessels, respectively; whereas, in comparable periods for

1998, the Company sold 14 and 26 vessels, respectively. Of the vessels sold in 1999 and 1998, 5 and 11, respectively, were bareboat chartered in pursuant to sale and leaseback transactions, and certain of the gains realized from those sales were deferred and are being credited to income as reductions in rental expense over the life of the respective bareboat charters.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings declined $2.2 million and $4.8 million in the three and six-month periods ended June 30, 1999, respectively, compared to the three and six-month periods ended June 30, 1998. The decrease was due primarily to reduced profits of the SMIT and TMM Joint Ventures and the sale of the Company's equity interest in a joint venture that provides marine and underwater services to offshore terminal and oilfield operations. Declines in oil and gas prices that have resulted in reduced drilling and production activities have adversely affected the operating profits of the SMIT and TMM Joint Ventures. Operating profits of the SMIT Joint Venture were also adversely affected by a decline in gains realized from the sale of vessels.

ENVIRONMENTAL SERVICES

OPERATING REVENUE. The environmental business segment's operating revenue decreased $0.9 million or 14.6% and $1.6 million or 12.8% in the three and six-month periods ended June 30, 1999, respectively, compared to the three and six-month periods ended June 30, 1998. The decrease was due primarily to a decline in the number and severity of oil spills managed by the Company and reduced retainer revenues that resulted from the loss of a large customer.

OPERATING PROFIT. The environmental business segment's operating profit increased $0.1 million or 13.7% and $0.3 million or 18.5% in the three and six-month periods ended June 30, 1999, respectively, compared to the three and six-month periods ended June 30, 1998. Declines in operating revenues were offset by the Company's reduction in operating and general and administrative expenses. EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings increased in the six-month period ended June 30, 1999 compared to the six-month period ended June 30, 1998 due to an increase in the oil spill response activities of CPA.

DRILLING SERVICES

The Chiles Columbus was placed in service during June 1999. Prior to such time, and since inception, Chiles has engaged in no operations other than managing construction of the Rigs and related matters. With the delivery and commissioning of the Chiles Columbus in June 1999, Chiles generated operating revenues of $0.5 million for the month of June. Chiles has incurred operating losses since its inception in 1997.

Chiles is currently facing significant liquidity needs. See "Liquidity and Capital Resources - Chiles' Liquidity Needs" below.

OTHER

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings in the three and six-month periods ending June 30, 1999 resulted from the Company's recognition of its share of the operating losses of Globe Wireless, LLC ("Globe"). Due to an ability to significantly influence the operating activities of Globe, the Company began accounting for its investment in Globe under the equity method during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe at cost.

NET INTEREST INCOME (EXPENSE). In the comparable three-month periods ending June 30, 1999 and 1998, the Company incurred net interest expense that increased $0.2 million; whereas, in the comparable six-month periods ending June 30, 1999 and 1998, the Company realized net interest income that decreased $0.9 million. In the comparable three and six-month periods, interest expense rose due to the sale in April 1998 of $110.0 million aggregate principal amount of the Chiles 10.0% Senior Notes due 2008 (the "Chiles 10.0% Notes"); whereas, interest income declined due to lower invested cash balances that resulted from the use of cash to construct Rigs and vessels and acquire the Company's common stock for treasury. The effect on net interest of increased borrowings and lower invested cash balances was partially offset by a $3.1 million or 69.4% and $6.3 million or 107.8% increase between comparable three and six-month periods, respectively, in capitalized interest costs associated with Rig and vessel construction. The amount of capitalized interest has declined between comparable quarters ended June 30, 1999 and 1998, and this decline is expected to continue in future periods as the Company completes various construction projects.

GAINS (LOSSES) FROM COMMODITY PRICE HEDGING ARRANGEMENTS. In the three and six-month periods ended June 30, 1999, the Company realized losses of $0.3 million and gains of $0.1 million, respectively, from commodity price hedging arrangements. There were no commodity price hedging arrangements during comparable periods of 1998.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES. In the three and six-month periods ended June 30, 1999, the Company realized gains of $0.2 million and losses of $0.7 million, respectively, from the sale of marketable securities. Losses in the six-month period resulted primarily from the sale of interest bearing securities during periods of rising interest rates. No gains or losses were realized from the sale of marketable securities during comparable periods of 1998.

CORPORATE EXPENSES. In the comparable three and six-month periods ending June 30, 1999 and 1998, corporate expenses declined $0.3 million and $0.4 million, respectively. Performance based compensation expense declined in response to declining profits.

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

OFFSHORE MARKET DEVELOPMENTS. A prolonged decline in oil and gas prices has resulted in reduced drilling and production support activities both domestically and internationally. As a result, revenue earned by the Company's offshore marine services fleet has declined, and at June 30, 1999, the Company had 47 offshore marine vessels out of service. The decline in product prices in the oil and gas industry has also resulted in significantly reduced day rates and utilization of jackup rigs, particularly in the U.S. Gulf of Mexico shallow water market, and excess supply in the current jackup market.

It is difficult to determine when a recovery in the oil and gas industry will begin or at what stage in the economic cycle a recovery would be. Weak oil and gas prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Therefore, the Company cannot predict whether, or to what extent, market conditions will improve or deteriorate further. Should the trends and levels of activity experienced in the second quarter of 1999 continue, it will have an adverse effect on the Company's results of operations and cash flows, and if such conditions deteriorated severely and if they then persisted for an extended period of time, they may have an adverse effect on the Company's financial position.

CHILES' LIQUIDITY NEEDS. From July 1, 1999 through the scheduled delivery date of the Chiles Magellan early in the fourth quarter of 1999, Chiles expects to incur approximately $22.7 million of purchase commitments and current accounts payable to complete construction and outfitting of the Rigs, excluding net capitalized interest. Chiles expects to rely on cash on hand (approximately $0.8 million at June 30, 1999), operating cash flow (generated by the Chiles Columbus) and drawings under a $25.0 million revolving credit facility (the "Chiles Bank Facility") with two banks maturing December 31, 2004 (which, subject to the conditions of such facility described below, had $25.0 million of credit available on June 30, 1999 and, following subsequent borrowings of $10.0 million, currently has $15.0 million of credit available) to cover expenses associated with completing and outfitting the Chiles Magellan.

Operating cash flow alone may not be sufficient for Chiles to complete construction of the Chiles Magellan, cover general and administrative expenses and to meet its full November 1, 1999 interest payment obligation in the amount of $5.5 million on the Chiles 10% Notes. All proceeds from Chiles' equity financing and the issuance of the Chiles 10% Notes have been exhausted; therefore Chiles' management is exploring with its equity owners, including SEACOR's subsidiary, SEACOR Offshore Rigs Inc., the possibility of additional equity contributions or participation in or assistance with a debt restructuring. These discussions are ongoing and there currently are no commitments from any party to contribute any additional equity or participate in or assist with any debt restructuring.

Chiles' ability to draw on the Chiles Bank Facility is subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change in Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility.

If Chiles is unable to satisfy fully the next scheduled interest payment obligation under the Chiles 10% Notes, subject to a 30-day grace period, it would be in default under the indenture governing the Chiles 10% Notes, which could lead to an acceleration of all outstanding obligations thereunder. This, in turn, could lead to an acceleration of the indebtedness under the Chiles Bank Facility (subject to any applicable cure periods). If such conditions arise and the banks accelerated the outstanding indebtedness under the Chiles Bank Facility and exercised their remedies under the mortgages securing that indebtedness, the Rigs could be sold at foreclosure and all proceeds of such sale would first be applied to satisfy the indebtedness to the banks and related foreclosure expenses. The remaining proceeds would be available for application to the indebtedness outstanding under the Chiles 10% Notes. This would have a material and adverse effect on the Company's investment in Chiles. The Company currently owns an equity interest in Chiles and a portion of the Chiles 10% Notes, and has entered into swap agreements under which it bears the economic risk of the notional amounts of Chiles 10% Notes covered by such agreements. For additional information concerning the Company's investment in Chiles, see "Drilling Services," "Liquidity and Capital Resources - Stock and Debt Repurchase Program," and "Liquidity and Capital Resources - Certain Credit Facilities and Financial Instruments" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

CASH AND MARKETABLE SECURITIES. Since December 31, 1998, the Company's cash and investments in marketable securities declined by $107.7 million to $331.5 million that included $154.8 million of unrestricted cash and cash equivalents, $137.4 million of marketable securities, and $39.3 million of restricted cash. At June 30, 1999, the Company had paid $14.3 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, such amounts will be reimbursed from its restricted cash accounts. See discussion below regarding Cash Generation and Deployment.

CAPITAL STRUCTURE. At June 30, 1999, the Company's capital structure was comprised of $469.8 million in long-term debt (including current portion) and $539.3 million in stockholders' equity. Since year end, long-term debt declined due primarily to the Company's early retirement of certain indebtedness. Stockholders' equity also decreased since year end due to the repurchase of the Company's common stock and a decline in accumulated other comprehensive income that resulted from unrealized losses on available-for-sale securities and losses from foreign currency translation adjustments. This decrease was partially offset by an increase in retained earnings from net income. See discussion below regarding the Company's Stock and Debt Repurchase Program.

CASH GENERATION AND DEPLOYMENT. Cash flow provided from operating activities during the six-month period ended June 30, 1999 totaled $18.9 million and declined significantly between comparable periods due primarily to lower utilization of and day rates earned by the Company's offshore marine vessels. Cash generated from investing activities in the six-month period ended June 30, 1999 primarily included $62.1 million from the sale of available-for-sale securities, $29.9 million from restricted cash account reimbursements, and $15.1 million from the sale of offshore marine vessels. Uses of cash in the six-month period ending June 30, 1999 primarily relate to the Company's investing and financing activities to acquire $103.0 million of property and equipment and $23.5 million of the Company's common stock, purchase $7.4 million of available-for-sale securities, loan $5.8 million to Globe, purchase a telecommunications business, net of cash acquired, for $5.0 million, and repay $4.7 million of indebtedness.

CAPITAL EXPENDITURES. Expenditures for property and equipment during the six-month period ended June 30, 1999 primarily related to the Company's construction of offshore marine vessels and Chiles' construction of Rigs. At June 30, 1999, the Company was committed to the construction of eight offshore marine vessels for an approximate aggregate cost of $80.6 million of which $51.3 million has been expended, and Chiles has a commitment to build a Rig for an approximate aggregate cost of $91.7 million of which $69.0 million has been expended. The offshore marine vessel construction projects are expected to be completed over the next twelve months, and the Rig is expected to be completed in fourth quarter of 1999.

STOCK AND DEBT REPURCHASE PROGRAM. In the six-month period ended June 30, 1999, SEACOR acquired 593,500 shares of its common stock, $2.5 million principal amount of its 7.2% Senior Notes due 2009 ("7.2% Notes"), and $1.5 million principal amount of the Chiles 10.0% Notes for an aggregate cost of $27.1 million. Since June 30, 1999, SEACOR acquired 87,700 shares of its common stock, $3.0 million principal amount of its 5-3/8% Convertible Subordinated Notes due November 15, 2006 (the "5-3/8% Notes") and $9.5 million principal amount of the Chiles 10% Notes (which constitutes SEACOR's total current holdings of such notes) for an aggregate cost of $15.6 million. The Board of Directors of SEACOR had previously authorized the repurchase of these securities, and authority to purchase $16.2 million of additional shares of SEACOR's common stock, its 7.2% Notes, its 5-3/8% Notes, and the Chiles 10.0% Notes remained available as of the date of this report. In addition, SEACOR has entered into swap agreements with respect to the Chiles 10% Notes. See "Certain Credit Facilities and Financial Instruments" below.

CERTAIN CREDIT FACILITIES AND FINANCIAL INSTRUMENTS. Under the terms of an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount of unsecured reducing revolving credit loans maturing November 17, 2004. At June 30, 1999, the Company had $100.0 million available for future borrowings under the Credit Facility. The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends.

In connection with the delivery of the Chiles Columbus, borrowings under the Chiles Bank Facility became available, subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change with respect to Chiles or its business, assets, properties, conditions (financial or otherwise), or prospects since the date of execution of the Chiles Bank Facility. At June 30, 1999, there were no borrowings under the Chiles Bank Facility. All obligations with respect to the Chiles Bank Facility are limited exclusively to Chiles and are nonrecourse to SEACOR. As of August 9, 1999, Chiles had drawn down a total of $10.0 million under the Chiles Bank Facility. See "Chiles' Liquidity Needs" above.

Beginning in the second quarter of 1999, the Company entered into swap agreements with a major financial institution with respect to notional amounts equal to a portion of the outstanding principal amount of the Chiles 10% Notes. Pursuant to each such agreement, such financial institution has agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10% Notes subject to such agreement, and the Company has agreed to pay to such financial institution an amount equal to interest at the rate of 6.94% per annum on the agreed upon price of such notional amount of Chiles 10% Notes as set forth in the applicable swap agreement.

Upon termination of each swap agreement, the financial institution has agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10% Notes subject to the swap agreement on such date exceeds the agreed upon price of such notional amount as set forth in such swap agreement, and the Company has agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeds the fair market value of such notional amount on such date. Each swap agreement terminates upon the earliest to occur of the redemption in full or maturity of the Chiles 10% Notes, at any time at the election of the Company or, at the election of the financial institution, on April 30, 2004. As of June 30, 1999, the notional amount of Chiles 10% Notes subject to such swap agreements was $4.0 million and the market value of such swaps as of such date was approximately $115,000. Subsequent to June 30, 1999, the Company entered into swap agreements with respect to an additional $62.6 million notional amount of Chiles 10% Notes.

DISCLOSURES ABOUT MARKET RISK. The rates that the Company is able to charge customers for its fleet of offshore marine vessels and those that it expects to charge for the Chiles Rigs and, consequently, the earnings and cash flows from such operations are in large part dependent upon natural gas and crude oil prices. In an effort to achieve greater predictability with respect to such cash flows and earnings and to mitigate the effects that the volatility of the price of natural gas and crude oil will have on its operations, the Company has in the past and may in the future hedge against the risks associated with movements in natural gas and crude oil prices through the use of commodity futures, options, swap agreements, and other hedge devices. The use of these hedging arrangements is intended to limit the risk of a decline in market rates for offshore vessels and the Rigs, which typically follow a decline in natural gas and crude oil prices. These arrangements, however, may also mitigate the favorable effect on earnings and cash flows of increased rates, which typically follow an increase in natural gas and crude oil prices.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

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

Most of the Company's computerized accounting and office product software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Where necessary, these software developers have already modified and released newer versions of their product that are Y2K compliant. The Company has implemented or is in the process of testing and evaluating these newer Y2K compliant versions. In connection with the acquisition of accounting applications in prior years unconnected with its Y2K planning, the Company has already upgraded materially all of its computer hardware to systems that are Y2K compliant. The Company expects to complete the implementation of both Y2K compliant accounting and office product software and related hardware during the second half of 1999. Substantially all Y2K compliant software upgrades have been provided under the terms of the Company's maintenance contracts without additional cost. The Company has also substantially completed inventorying and preparing a risk analysis of other date-aware systems in its operations that include vessels. As of June 30, 1999, the Company had expended $0.2 million of an estimated total $0.5 million in costs necessary to modify its information technology infrastructure to be Y2K compliant.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

         (a) The 1999 Annual Meeting of Stockholders of SEACOR SMIT Inc. ("SEACOR") was held on May 18, 1999 (the "Annual Meeting").

         (b) At the Annual Meeting, Messrs. Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, Antoon Kienhuis, and Andrew Morse were elected as directors to serve until the 2000 Annual Meeting of Stockholders of SEACOR or until their respective successors are earlier elected and qualified.

         (c) At the Annual Meeting, SEACOR's stockholders ratified the appointment of Arthur Andersen LLP to serve as SEACOR's independent auditors for the fiscal year ending December 31, 1999. Messrs. Charles Fabrikant, Granville E. Conway, Michael
                  E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, Antoon Kienhuis, and Andrew Morse were elected. 10,027,704 shares were voted in favor of the election of Charles Fabrikant with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Granville E. Conway with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Michael E. Gellert with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Stephen Stamas with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Richard M. Fairbanks III with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Pierre de Demandolx with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Antoon Kienhuis with 16,620 shares withheld. 10,027,704 shares were voted in favor of the election of Andrew Morse with 16,620 shares withheld. There were no shares voted against the election of any of the directors. 10,042,324 shares were voted in favor of the appointment of Arthur Andersen LLP with 400 shares voted against such appointment and 1,000 withheld.

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



                                 SEACOR SMIT INC.
                                 (Registrant)

DATE: AUGUST 13, 1999            By:   /s/ Charles Fabrikant
                                       -----------------------------------
                                       Charles Fabrikant, Chairman of the
                                       Board, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


DATE: AUGUST 13, 1999            By:   /s/ Randall Blank
                                       -----------------------------------
                                       Randall Blank, Executive Vice
                                       President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX



            Exhibit No.                  Description
            -----------                  -----------

               27.1                Financial Data Schedule.