Form 10-Q
period 1999-09-30
SEACOR SMIT INC
filed 1999-11-15
CIK 859598

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 September 30, 1999           or
                                        ----------------------------

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

                                       to
           ---------------------------- ------------------------------

Commission file number   1-12289
                         ------------------------------------------------------

                                SEACOR SMIT INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   13-3542736
-------------------------------       -----------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)

11200 Westheimer, Suite 850, Houston Texas                77042
-------------------------------------------   ---------------------------------
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

Yes                       No
   --------------           ---------------

           The total number of shares of Common Stock, par value $.01 per share, outstanding as of November 10, 1999 was 11,281,174. The Registrant has no other class of Common Stock outstanding.

73293.0004

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
Part I.    Financial Information

             Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets as of
                              September 30, 1999 and December 31, 1998................................1

                         Condensed Consolidated Statements of Operations for the
                              Three and Nine Months Ended September 30, 1999 and 1998.................2

                         Condensed Consolidated Statements of Cash Flows
                              for the Nine Months Ended September 30, 1999 and 1998...................3

                         Notes to Condensed Consolidated Financial Statements.........................4

             Item 2.    Management's Discussion and Analysis of
                              Financial Condition and Results of Operations..........................10

Part II.   Other Information

             Item 6.    Exhibits and Reports on Form 8-K.............................................22


PART I - FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                     September 30,       December 31,
                                                                                         1999                1998
                                                                                   ------------------  ----------------
                                        ASSETS
Current Assets:
    Cash and cash equivalents, including restricted cash
    of $14,239 in 1998 ..........................................................    $   131,521        $   175,267
    Marketable securities .......................................................         40,011             40,325
    Trade and other receivables, net of allowance for
      doubtful accounts of $1,945 and $1,956, respectively ......................        104,033             86,621
    Inventories .................................................................          1,725              1,561
    Prepaid expenses and other ..................................................          2,113              7,959
                                                                                     -----------        -----------
          Total current assets ..................................................        279,403            311,733
                                                                                     -----------        -----------

Investments in, at Equity, and Receivables from 50%
    or Less Owned Companies .....................................................         77,375             55,478

Available-for-Sale Securities ...................................................         71,199            154,378

Property and Equipment ..........................................................        836,393            736,583
    Less-Accumulated depreciation ...............................................       (134,683)          (111,722)
                                                                                     -----------        -----------
          Net property and equipment ............................................        701,710            624,861
                                                                                     -----------        -----------

Restricted Cash .................................................................         32,722             69,234

Other Assets ....................................................................         40,482             42,291
                                                                                     -----------        -----------
                                                                                     $ 1,202,891        $ 1,257,975
                                                                                     ===========        ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt.........................................       $     2,091        $     2,122
    Accounts payable and accrued expenses .......................................         24,807             45,842
    Other current liabilities ...................................................         47,621             23,754
                                                                                     -----------        -----------
          Total current liabilities .............................................         74,519             71,718
                                                                                     -----------        -----------

Long-term Debt ..................................................................        464,896            472,799

Deferred Income Taxes ...........................................................         87,679             86,124

Deferred Gain and Other Liabilities .............................................         39,976             51,623

Minority Interest in Subsidiaries ...............................................         32,989             32,929

Stockholders' Equity:
    Common stock, $0.01 par value, 14,215,458 and
      14,146,457 issued, respectively ...........................................            142                141
    Additional paid-in capital ..................................................        275,087            272,012
    Retained earnings ...........................................................        361,839            337,086
    Less 2,934,284 and 1,472,134 treasury shares, respectively ..................       (131,183)           (65,656)
    Less unamortized restricted stock compensation ..............................         (1,502)              (972)
    Accumulated other comprehensive income ......................................         (1,551)               171
                                                                                     -----------        -----------
          Total stockholders' equity ............................................        502,832            542,782
                                                                                     -----------        -----------
                                                                                     $ 1,202,891        $ 1,257,975
                                                                                     ===========        ===========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS AND
                    SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                Three Months Ended         Nine Months Ended
                                                                                  September 30,              September 30,
                                                                           -------------------------   --------------------------
                                                                               1999          1998          1999            1998
                                                                           ------------  ------------  ------------  ------------

Operating Revenue:
   Marine................................................................$       63,982  $     93,984  $    198,190  $    274,754
   Other .................................................................        7,912         6,059        19,900        18,246
                                                                           ------------  ------------  ------------  ------------
                                                                                 71,894       100,043       218,090       293,000
                                                                           ------------  ------------  ------------  ------------

Costs and Expenses:
   Operating expenses -
     Marine ..............................................................       38,796        46,969       117,425       133,161
     Other ...............................................................        3,293         2,317         7,535         6,952
   Administrative and general ............................................        8,692         9,705        25,260        27,340
   Depreciation and amortization .........................................       10,774         8,341        29,902        26,461
                                                                           ------------  ------------  ------------  ------------
                                                                                 61,555        67,332       180,122       193,914
                                                                           ------------  ------------  ------------  ------------
Operating Income .........................................................       10,339        32,711        37,968        99,086
                                                                           ------------  ------------  ------------  ------------

Other Income (Expense):
   Interest on debt ......................................................       (4,690)       (6,134)      (15,906)      (16,802)
   Interest income .......................................................        4,201         6,898        15,646        18,682
   Gain from equipment sales and retirements, net ........................          852         3,756         1,807        34,338
   Other .................................................................         (818)          333        (2,588)          259
                                                                           ------------  ------------  ------------  ------------
                                                                                   (455)        4,853        (1,041)       36,477
                                                                           ------------  ------------  ------------  ------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   of 50% or Less Owned Companies, and Extraordinary Item ................        9,884        37,564        36,927       135,563
Income Tax Expense .......................................................        3,416        13,045        12,746        47,067
                                                                           ------------  ------------  ------------  ------------
Income Before Minority Interest, Equity in Earnings of
   50% or Less Owned Companies, and Extraordinary Item ...................        6,468        24,519        24,181        88,496
Minority Interest in (Income) Loss of Subsidiaries .......................          197          (642)          (78)       (1,345)
Equity in Earnings of 50% or Less Owned Companies ........................       (2,556)        2,484          (498)        9,530
                                                                           ------------  ------------  ------------  ------------
Income Before Extraordinary Item .........................................        4,109        26,361        23,605        96,681
Extraordinary Item - Gain from Extinguishment of Debt, net of tax ........          888          --           1,148          --
                                                                           ------------  ------------  ------------  ------------
Net Income...............................................................$        4,997  $     26,361  $     24,753  $     96,681
                                                                           ============  ============  ============  ============

Basic Earnings Per Common Share:
   Income Before Extraordinary Item......................................$         0.34  $       2.02  $       1.95  $       7.27
   Extraordinary Item ....................................................         0.08          --            0.09          --
                                                                           ------------  ------------  ------------  ------------
     Net Income..........................................................$         0.42  $       2.02  $       2.04  $       7.27
                                                                           ============  ============  ============  ============

Diluted Earnings Per Common Share:
   Income Before Extraordinary Item......................................$         0.34  $       1.75  $       1.90  $       6.25
   Extraordinary Item ....................................................         0.07          --            0.08          --
                                                                           ------------  ------------  ------------  ------------
     Net Income..........................................................$         0.41  $       1.75  $       1.98  $       6.25
                                                                           ============  ============  ============  ============

Weighted Average Common Shares:
   Basic .................................................................   11,972,966    13,071,676    12,141,652    13,293,876
   Diluted ...............................................................   12,110,193    16,046,362    15,081,185    16,285,898


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS AND
                    SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)





                                                                                                    Nine Months Ended September 30,
                                                                                                      1999                 1998
                                                                                                    ---------           ---------
Net Cash Provided by Operating Activities ..................................................        $  11,102           $  61,966
                                                                                                    ---------           ---------

 Cash Flows from Investing Activities:
    Purchase of property and equipment .....................................................         (116,438)           (155,844)
    Proceeds from property and equipment sales .............................................           19,212             134,937
    Purchase of available-for-sale securities ..............................................          (11,943)           (141,575)
    Proceeds from sale of available-for-sale securities ....................................           93,064              84,757
    Proceeds from held-to-maturity securities ..............................................             --                33,020
    Investments in and advances to 50% or less owned companies .............................          (15,873)            (13,153)
    Principal payments on notes due from 50% or less owned companies .......................            3,177               1,392
    Principal payments received under sale-type leases .....................................              190                 193
 Net decrease (increase) in restricted cash ................................................           36,512            (117,383)
 Liquidating distribution and dividends received from 50% or
    less owned companies ...................................................................           11,450                 120
    Cash settlement from commodity price hedging arrangements ..............................            3,968                --
    Purchase of a telecommunications business, net of cash acquired ........................           (5,115)               --
                                                                                                    ---------           ---------
         Net cash provided (used) in investing activities ..................................           18,204            (173,536)
                                                                                                    ---------           ---------

 Cash Flows from Financing Activities:
    Payments of long-term debt .............................................................          (31,169)             (4,955)
    Payments of capital lease obligations ..................................................           (1,182)             (1,123)
    Payments of stockholders' loans ........................................................             (240)               (223)
    Proceeds from issuance of long-term debt ...............................................           26,115             110,000
    Proceeds from exercise of stock options ................................................             --                   757
    Common stock acquired for treasury .....................................................          (65,520)            (52,468)
                                                                                                    ---------           ---------
         Net cash provided (used) in financing activities ..................................          (71,996)             51,988
                                                                                                    ---------           ---------

 Effect of Exchange Rate Changes on Cash and Cash Equivalents ..............................           (1,056)               (670)
                                                                                                    ---------           ---------

 Net Decrease in Cash and Cash Equivalents .................................................          (43,746)            (60,252)
 Cash and Cash Equivalents, Beginning of Period ............................................          175,267             175,381
                                                                                                    =========           =========
 Cash and Cash Equivalents, End of Period ..................................................        $ 131,521           $ 115,129
                                                                                                    =========           =========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS AND
                    SHOULD BE READ IN CONJUNCTION HEREWITH.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and nine-month periods ended September 30, 1999 and 1998 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 1999 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.    RESTRICTED CASH --

Pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, the Company has established joint depository construction reserve fund accounts (the "CRF Accounts") with the Maritime Administration. Proceeds from the sale of certain of the Company's offshore marine vessels have been deposited into these CRF Accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of offshore marine vessels. From date of deposit, funds in CRF Accounts must be committed to vessel construction within three years or be released by the Maritime Administration to the Company for general use. At September 30, 1999, the Company had paid $31,135,000 for the construction of offshore marine vessels from unrestricted cash balances, and subject to the prior written approval from the Maritime Administration, such amount will be returned to the Company from the CRF Accounts for general corporate use.

3.    RECENT ACCOUNTING PRONOUNCEMENTS --

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Early adoption is permitted as of the beginning of any fiscal quarter after issuance. SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

4.    COMPREHENSIVE INCOME --

For the three-month periods ended September 30, 1999 and 1998, total comprehensive income was $5,177,000 and $28,208,000, respectively. For the nine-month periods ended September 30, 1999 and 1998, total comprehensive income was $23,030,000 and $98,353,000, respectively. Other comprehensive gains and losses in 1999 and 1998 included gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

5.    EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. The quarterly computations of diluted earnings per share exclude the assumed conversion of convertible notes, bearing after-tax interest cost of $1,679,000, and exercise of certain stock options and restricted stock grants into 2,807,527 shares in 1999 and the exercise of certain stock options into 18,150 shares in 1998 as the effects were antidilutive. The computations of diluted earnings per share for the nine-month periods ended September 30, 1999 and 1998 exclude the assumed exercise of certain stock options and restricted stock grants into 31,067 and 18,150 shares, respectively, of the Company's common stock as the effects were antidilutive.

                                                      For the Three Months Ended              For the Nine Months Ended
                                                            September 30,                           September 30,
                                                --------------------------------------- ---------------------------------------
                                                                                 Per                                     Per
                                                   Income          Shares       Share      Income          Shares       Share
                                                -------------- --------------- -------- -------------- --------------- --------
1999
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item..........    $ 4,109,000   11,972,966   $   0.34 $    23,605,000     12,141,652  $   1.95
                                                                              ========                                  ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock..............            -        137,227                          -        123,659
     Convertible Securities....................            -              -                  5,065,000      2,815,874
                                                -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions................  $ 4,109,000     12,110,193   $   0.34 $    28,670,000     15,081,185   $   1.90
                                                ============     ==========   ======== ===============     ==========   ========

1998
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item.......... $ 26,361,000     13,071,676   $   2.02 $    96,681,000     13,293,876   $   7.27
                                                                              ========                                  ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock..............           -         145,142                        -        162,478
     Convertible Securities....................    1,691,000      2,829,544                  5,071,000    2,829,544
                                                -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions................$  28,052,000     16,046,362    $  1.75 $   101,752,000     16,285,898 $   6.25
                                                ============     ==========   ======== ===============     ==========   ========

6.    SEGMENT DATA --

The Company aggregates its business activities into three primary operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment conducts its business affairs through Chiles Offshore LLC, a company formed for the purpose of constructing, owning, and operating a fleet of state-of-the-art premium offshore jackup drilling rigs ("Rig(s)"), and its wholly owned subsidiaries (collectively referred to as "Chiles"). The Company owns a 55.38% membership interest in Chiles Offshore LLC. The first rig constructed for Chiles, the Chiles Columbus, commenced operations in June 1999. The second of two rigs constructed for Chiles, the Chiles Magellan, commenced operations in November 1999.

The Company evaluates the performance of each operating segment based upon the Operating Profit of the segment. Operating Profit includes Operating Income, Gain from equipment sales and retirements, net, Equity in Earnings of 50% or Less Owned Companies, before income taxes, and Other Income/(Expense) foreign currency transaction gains/losses as reported in the Consolidated Statement of Operations. Operating Profit excludes, Administration and general corporate expenses, Interest on debt, Interest income, certain Other Income/(Expense) items, Income Tax Expense, and Minority Interest in (Income) Loss of Subsidiaries as reported in the Consolidated Statement of Operations. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The table presented below sets forth operating revenues and profits by the Company's various business segments, in thousands of dollars. These results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.





                                                                   Marine       Environmental     Drilling         Other      Total
                                                                -------------- ---------------- -------------  -------------- -----

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
   External Customers......................................   $       63,865   $  5,679  $     2,350    $          -   $    71,894
   Intersegment............................................              117         45            -            (162)            -
                                                                -------------- --------- ------------   -------------  ------------
    Total..................................................   $       63,982   $ 5,724   $     2,350    $       (162)  $    71,894
                                                                ============== ========= =============  ============== ============

Operating Profit (Loss)....................................   $       10,761   $ 1,316    $     (573)    $       (55)  $      11,449
Gains (Losses) from Equipment Sales and Retirements, net...              848         4             -               -             852
Equity in Earnings of 50% or Less Owned Companies..........              652       279             -           (1,067)         (136)
Minority Interest in (Income) Loss of Subsidiaries.........                -         -             -              197            197
Interest Income............................................                -         -             -            4,201          4,201
Interest Expense...........................................                -         -             -           (4,690)       (4,690)
Gains (Losses) from Commodity Price Hedging Arrangements...                -         -             -             (943)         (943)
Gains (Losses) from Sale of Marketable Securities..........                -         -             -              261           261
Corporate Expenses.........................................                -         -             -           (1,246)       (1,246)
Income Taxes...............................................                -         -             -           (5,836)       (5,836)
                                                                --------------   -------    -------------     --------    ---------
   Income before Extraordinary Item........................   $       12,261    $ 1,599    $    (573)        $ (9,178)    $   4,109

===================================================================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
Operating Revenues -                                                           .
   External Customers......................................   $       93,984      $ 6,059       $       -     $        -  $ 100,043
   Intersegment............................................                -            -               -              -         -
                                                                -------------- ---------------  -------------  ----------   -------
     Total.................................................   $       93,984     $ 6,059        $       -       $      -  $ 100,043
                                                                ============== ================ =============  ==========   =======

Operating Profit (Loss)....................................   $       33,525     $ 1,148         $    (212)     $      -   $ 34,461
Gains (Losses) from Equipment Sales and Retirements, net...            3,752           3                 -             -      3,755
Equity in Earnings of 50% or Less Owned Companies..........            2,474         109                 -             -      2,583
Minority Interest in (Income) Loss of Subsidiaries.........                -           -                 -          (642)      (642)
Interest Income............................................                -           -                 -         6,898      6,898
Interest Expense...........................................                -           -                 -        (6,134)    (6,134)
Gains (Losses) from Commodity Price Hedging Arrangements...                -           -                 -            40         40
Corporate Expenses.........................................                -           -                 -        (1,456)    (1,456)
Income Taxes...............................................                -           -                 -       (13,144)   (13,144)
                                                                -------------- ---------------- -------------  ---------- ----------
   Income before Extraordinary Item........................   $       39,751    $  1,260        $     (212)   $  (14,438) $  26,361

===================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
   External Customers......................................   $      198,073     $ 16,201       $     2,878    $     938   $ 218,090
   Intersegment............................................              117          151                 -         (268)         -
                                                                ============== ================ =============  ========== =========
     Total.................................................   $      198,190    $ 16,352        $      2,878  $      670 $  218,090
                                                                ============== ================ =============  ========== =========

Operating Profit (Loss)....................................   $       37,710     $ 3,434$      (1,114)  $         3    $   40,033
Gains (Losses) from Equipment Sales and Retirements, net...            1,802         5            -               -         1,807
Equity in Earnings of 50% or Less Owned Companies..........            2,861       691            -          (1,562)        1,990
Minority Interest in (Income) Loss of Subsidiaries.........                -         -            -             (78)         (78)
Interest Income............................................                -         -            -          15,646        15,646
Interest Expense...........................................                -         -            -         (15,906)      (15,906)
Gains (Losses) from Commodity Price Hedging Arrangements...                -         -            -            (877)         (877)
Gains (Losses) from Sale of Marketable Securities..........                -         -            -            (479)         (479)
Corporate Expenses.........................................                -         -            -          (3,297)       (3,297)
Income Taxes...............................................                -         -            -         (15,234)      (15,234)
                                                                -------------- ----------   --------  --------------     ----------
   Income before Extraordinary Item........................   $       42,373   $ 4,130      $(1,114)    $   (21,784)   $   23,605
                                                                ============== ==========   ========  ==============      =========

===================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
Operating Revenues -
   External Customers......................................   $      274,754    $ 18,246    $     -    $         -       $  293,000
   Intersegment............................................                -           -          -              -                -
                                                                -------------- ----------   --------  --------------     ----------
     Total.................................................   $      274,754     $ 18,246   $     -   $           -       $ 293,000
                                                                ============== ==========   ========  ==============      ==========

Operating Profit (Loss)....................................   $      100,872    $ 2,935    $   (593)  $           -      $ 103,214
Gains (Losses) from Equipment Sales and Retirements, net...           34,444      (107)           -               -         34,337
Equity in Earnings of 50% or Less Owned Companies..........            9,439       330            -               -          9,769
Minority Interest in (Income) Loss of Subsidiaries.........                -         -            -          (1,345)        (1,345)
Interest Income............................................                -         -            -          18,682         18,682
Interest Expense...........................................                -         -            -         (16,802)       (16,802)
Gains (Losses) from Commodity Price Hedging Arrangements...                -         -            -              40             40
Corporate Expenses.........................................                -         -            -          (3,908)        (3,908)
Income Taxes...............................................                -         -            -         (47,306)       (47,306)
                                                                -------------- ----------   --------  --------------     ----------

   Income before Extraordinary Item........................   $      144,755   $ 3,158  $      (593)  $     (50,369)   $    96,681
===================================================================================================================================

7. INVESTMENTS IN, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES
--

Due to an ability to significantly influence the operating activities of Globe Wireless, LLC ("Globe"), the Company began accounting for its investment in Globe under the equity method during the second quarter of 1999. At September 30, 1999, the Company's equity interest in and loans to Globe aggregated $32,151,000. In the prior year, the Company's equity investment, recorded at cost, and loans to Globe were reported as Other Assets in the Consolidated Balance Sheet. During the third quarter of 1999, the Company sold to Globe its 100% ownership interest in a subsidiary that was acquired by the Company in April 1999 and which operated a United Kingdom-based telecommunications business serving the maritime industry.

During the third quarter of 1999, the Board of Directors of a foreign joint venture entity in which the Company owns a 50% equity interest adopted a plan of liquidation. Because of this liquidation plan and with respect to the Company's equity interest in the joint venture's earnings for the entire period for which SEACOR has owned an equity interest, the Company has recorded income tax expense, totaling $2,636,000, as a reduction in Equity in Earnings of 50% or Less Owned Companies in the Condensed Consolidated Statements of Operations. In prior periods, income tax expense relating to the Company's equity interest in the earnings of this foreign joint venture had not been recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In the fourth quarter of 1999, the Company received an initial liquidating distribution of $10,000,000 from this foreign joint venture.

8.    FINANCIAL INSTRUMENTS --

Beginning in the second quarter of 1999, the Company entered into swap agreements with a major financial institution with respect to notional amounts equal to a portion of the $110,000,000 outstanding principal amount of the Chiles 10.0% Senior Notes Due 2008 (the "Chiles 10% Notes"). Pursuant to each such agreement, such financial institution has agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10% Notes subject to such agreement, and the Company has agreed to pay to such financial institution an amount equal to interest currently at the rate of 6.22% per annum on the agreed upon price of such notional amount of Chiles 10% Notes as set forth in the applicable swap agreement. This transaction has resulted in a $638,000 reduction in interest expense for the nine-month period ended September 30, 1999.

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

At September 30, 1999, the notional amount of Chiles 10% Notes subject to such swap agreements was $68,130,000, and the market value of such swaps as of such date was approximately $1,322,000. Of the Chiles 10% Notes subject to swap agreements, $18,630,000 notional amount was purchased by the financial institution from the Company.

9.    STOCK AND DEBT REPURCHASE PROGRAM --

On August 18, 1999, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $55,000,000. The securities covered by the repurchase program include the Company's common stock, par value $0.01 per share ("Common Stock"), its 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes"), its 7.2% Senior Notes Due 2009 (the "7.2% Notes"), and the Chiles 10% Notes (collectively, the "SEACOR Securities"). The repurchase of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions.

In the nine-month period ended September 30, 1999, the Company acquired 1,462,000 shares of Common Stock, $26,210,000 principal amount of the Chiles 10% Notes, $5,150,000 principal amount of the 5 3/8% Notes, and $2,500,000 principal amount of the 7.2% Notes for an aggregate cost of $96,520,000. Certain of the acquired shares of Common Stock were traded but not settled at September 30, 1999, and the obligation related thereto, totaling $30,527,000, has been included in Other Current Liabilities of the Condensed Consolidated Balance Sheet. At September 30, 1999, the Company had approximately $18,000,000 of available authority for the repurchase of additional SEACOR Securities. Subsequent to September 30, 1999, the Company acquired an additional $16,775,000 principal amount of the Chiles 10% Notes and currently owns $41,485,000 principal amount.

10.   LOSSES ON FOREIGN CURRENCY TRANSACTIONS --

Certain subsidiaries of SEACOR have entered into transactions denominated in currencies other than their functional currency, the U.S. dollar. The Company has not entered into hedging contracts with respect to these foreign currency risks and its operating results are positively or negatively affected as these foreign currencies strengthen or weaken against the U.S. dollar. Foreign currency transaction adjustments, resulting in pre-tax losses of $1,172,000 in the nine-month period ended September 30, 1999, have been charged to Other Expense in the Condensed Consolidated Statements of Operations. Foreign currency transaction adjustments during the current quarter and in the three and nine-month periods ended September 30, 1998 were not material.

11.   VESSEL DISPOSITIONS --

In the nine-month period ended September 30, 1999, the Company sold 12 offshore marine vessels, and net pre-tax gains recognized in the accompanying Condensed Consolidated Statements of Operations, primarily from those sales and the disposition of other equipment, totaled $1,807,000. Of the vessels sold, 5 were leased-back by the Company, and 2 were acquired by equity investees. Proceeds from the sales of certain of these vessels were deposited into CRF Accounts. Pre-tax gains realized from the sale of vessels subsequently leasedback, totaling $6,569,000, have been deferred in the Condensed Consolidated Balance Sheet and will be amortized to income over the applicable lease life.

12.   EXTRAORDINARY GAINS --

In the three and nine-month periods ended September 30, 1999, the Company recognized an extraordinary after tax gain of $888,000, or $0.08 per basic share, and $1,148,000, or $0.09 per basic share, respectively, in connection with the repurchase of $33,860,000 aggregate principal amount of the Chiles 10% Notes, the Company's 5 3/8% Notes, and the Company's 7.2% Notes. The gain resulted from the acquisition of these SEACOR Securities at a discount.

13.   COMMITMENTS AND CONTINGENCIES --

As of September 30, 1999, the Company was committed to the construction of six offshore marine vessels for an approximate aggregate cost of $40,952,000 of which $23,862,000 has been expended, and Chiles has a commitment to build its second Rig, the Chiles Magellan, for an approximate aggregate cost of $91,700,000 of which $77,100,000 has been expended. The offshore marine vessel construction projects will be completed within the next twelve months, and the construction of the Rig was completed in October 1999.

14.   DRILLING SERVICE SEGMENT --

Since quarter end and through the scheduled delivery of the Chiles Magellan in late October 1999, Chiles expects to incur approximately $15,600,000 of purchase commitments and current accounts payable to complete construction and outfitting of the Rigs, excluding net capitalized interest. Chiles expects to rely on cash on hand (approximately $4,800,000 at September 30, 1999), operating cash flow (generated by its first rig, the Chiles Columbus), and drawings under a $25,000,000 revolving credit facility (the "Chiles Bank Facility) with two banks maturing December 31, 2004 (which, subject to the conditions of such facility described below, had $15,000,000 of credit available on September 30, 1999 and, following subsequent borrowings of $12,000,000, currently has $3,000,000 of credit available) to cover expenses associated with completing and outfitting the Chiles Magellan. During October 1999, Chiles also entered into arrangements for the deferral, for a period of one year, of vendor payments totaling $3,500,000 with respect to the construction of the Rigs.

Chiles' ability to draw on the Chiles Bank Facility is subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change in Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility. On November 1, 1999, Chiles paid in full its $5,500,000 semi-annual interest obligation that was due on Chiles 10% Notes.

In October 1999, Chiles entered into amendments to the Indenture governing the Chiles 10% Notes (the "Amendments") which were approved by the holders of a majority of the Chiles 10% Notes and that had the effect of removing certain covenants contained in such Indenture. In consideration for such approval, consenting noteholders received $1.00 for each $1,000 in aggregate principal amount of Chiles 10% Notes held by them.

In October 1999, Chiles accepted a commitment letter (the "Commitment") from its bank lenders that, subject to certain conditions, will increase the existing $25,000,000 Chiles Bank Facility to $40,000,000. The Commitment provides for a floating interest rate of LIBOR plus 1 3/8% per annum on amounts outstanding under the Chiles Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1,875,000 beginning March 31, 2003, followed by eight quarterly installments of $3,125,000, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in the existing Chiles Bank Facility, Chiles must reduce the outstanding principal amount of the Chiles 10% Notes by $15,000,000 to $95,000,000. Chiles expects to apply the proceeds of the sale of membership interests in the offering described below to meet this requirement.

On November 5, 1999, Chiles commenced an offering of membership interests and rights to purchase membership interests (the "Offering") which provides all current members with a pro rata right to purchase such securities in an aggregate amount of $15,000,000. As part of the Offering, SEACOR Offshore Rigs Inc., a wholly owned subsidiary of SEACOR, has agreed to acquire its 55.38% pro rata share of the Offering and any other securities offered and not subscribed for and purchased by other current members. Purchasers in the Offering will acquire $15,000,000 of membership interests in Chiles and have the right to acquire an additional $3,000,000 of membership interests in Chiles at the same valuation for a period of four and one-half years. Chiles plans to use the $15,000,000 of proceeds of the Offering to repurchase, at par, $15,000,000 in aggregate principal amount of the Chiles 10% Notes from the Company. The Company currently owns a 55.38% equity interest in Chiles (which was acquired for $35,000,000) and $41,485,000 principal amount of the Chiles 10% Notes and has entered into swap agreements under which it bears the economic risk of $68,130,000 notional principal amount of Chiles 10% Notes covered by such agreements.

While Chiles anticipates that it will continue to obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can Chiles predict that the day rates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs and other fixed costs and current payment liabilities, including interest payable with respect to the Chiles 10% Notes and drawings under the Chiles Bank Facility. Chiles expects to use borrowings under the Chiles Bank Facility, subject to the terms and conditions of the Chiles Bank Facility, to meet operating costs and other current payment liabilities.

The failure of Chiles to meet its operating costs and other current payment liabilities, including debt service on the Chiles 10% Notes and Chiles Bank Facility, could have a material and adverse effect on the Company's investment in Chiles, including its an equity investment, the ownership of the Chiles 10% Notes as described above, and swap agreements relating to Chiles 10% Notes as described above. The Chiles Bank Facility is secured by the Rigs. The Chiles 10% Notes are unsecured and thus, in effect, rank junior to Chiles' obligations under the Chiles Bank Facility. The Chiles 10% Notes are not guaranteed by SEACOR.

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

Operating revenues are affected primarily by the number of vessels owned, day rates and utilization of the Company's fleet, and the number of vessels bareboat and time chartered-in.

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. The size of the Company's fleet has grown substantially since 1994 due to the acquisition and construction of vessels and the investment in joint venture companies that own and operate vessels. The Company has also sold many vessels from its fleet, particularly those that are less marketable. Since 1997, proceeds from the sales of certain vessels have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels.

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

                                                               THREE                            NINE MONTHS ENDED
                                                            MONTHS ENDED                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                1999          1998            1999            1998
                                                                ----          ----            ----            ----
 RATES PER DAY WORKED
        Supply and Towing Supply...........................     5,130         6,296          5,655         6,712
   Anchor Handling Towing Supply......................         12,011        12,724         11,989        12,151
   Crew...............................................          2,455         2,726          2,511         2,711
   Standby Safety.....................................          5,677         6,700          6,055         6,561
   Utility and Line Handling..........................          1,632         1,991          1,706         1,908
   Geophysical, Freight, and Other....................          5,880         7,288          5,488         6,109
       Overall Fleet..................................          3,869         4,374          4,022         4,264

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...........................           67.1          89.4           70.6          90.7
   Anchor Handling Towing Supply......................           80.0          90.3           76.5          87.4
   Crew...............................................           84.6          90.7           80.2          95.0
   Standby Safety.....................................           76.3         100.0           79.3          99.4
   Utility and Line Handling..........................           66.5          90.5           67.9          94.1
   Geophysical, Freight, and Other....................           50.0          99.9           57.5         100.0
       Overall Fleet..................................           73.8          90.9           73.6          93.4


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

From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense. As of September 30, 1999 and 1998, the Company operated 29 and 25 vessels, respectively, under bareboat and time charter-in agreements. As of September 30, 1999, 23 of these vessels were chartered-in through sale and leaseback transactions.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At September 30, 1999 and 1998, the Company had 13 and 5 vessels, respectively, bareboat chartered-out.

The table below sets forth the Company's marine fleet structure at the dates indicated:


                                                                  AT SEPTEMBER 30,
                                                        --------------------------------------
                  FLEET STRUCTURE                             1999                 1998
-----------------------------------------------------   -----------------    -----------------
Owned..............................................             221                  224
Bareboat and Time Chartered-In.....................              29                   25
Managed............................................               1                    6
Joint Venture Vessels (1)..........................              37                   41
Pool Vessels (2)...................................               9                   12
                                                        =================    =================
    Overall Fleet..................................             297                  308
                                                        =================    =================

---------------------------

(1)        A joint venture between Transportacion Maritima Mexicana S.A. de C.V.
           and the Company (the "TMM Joint Venture") owned or chartered-in, excluding those provided by the Company, 14 and 18 vessels in 1999 and 1998, respectively. 1999 and 1998 included 17 and 18 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. in December 1996 (the "Smit Joint Ventures"). 1999 and 1998 also included 6 and 5 vessels, respectively, operated by other joint venture businesses.
(2) 1999 and 1998 included five vessels owned by Toisa Ltd. which participate in a pool with Company owned North Sea standby safety vessels. Additionally, 1999 and 1998 included four and seven standby safety vessels, respectively, in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Saint Fleet Pool").

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

A portion of the Company's revenues and expenses, primarily from the Company's North Sea operations, is paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 41% of the Company's offshore marine operating revenues were derived from foreign operations, whether in U.S. dollars or foreign currencies, for the nine-month periods ended September 30, 1999 and 1998.

The Company's foreign offshore marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas, and other forms of public and governmental regulation, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes them from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the nine-month periods ended September 30, 1999 and 1998, drydocking costs totaled $4.7 million and $8.7 million, respectively. During those same periods, the Company completed the drydocking of 67 and 76 vessels, respectively.

Operating results are also affected by the Company's participation in (i) a joint venture arrangement with Vector Offshore Limited, a U.K. corporation, which owns a 9% equity interest in the Company's subsidiary (the "Veesea Joint Venture") that operates 11 standby safety vessels in the North Sea, (ii) the SEAVEC and Saint Fleet Pools, which coordinate the marketing of 20 standby safety vessels in the North Sea, of which 11 are owned by the Veesea Joint Venture, (iii) the TMM Joint Venture, which operates 21 vessels offshore Mexico,
(iv) the Smit Joint Ventures, which operate 17 vessels in the Far East, Latin America, the Middle East, and the Mediterranean, and (v) other joint venture arrangements.

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

Spill response revenue is dependent on the number of spill responses within a given fiscal period and the magnitude of each spill response. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment, and materials, (ii) direct charges to the Company for equipment and materials, (iii) participation interests of others in gross profits from oil spill response, and
(iv) training and exercises related to spill response preparedness.

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

DRILLING SERVICES

The Company's drilling service business is conducted through a 55.38% majority owned subsidiary, Chiles Offshore LLC and its wholly owned subsidiaries (collectively referred to as "Chiles"). From inception until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts constructing two mobile offshore drilling rigs, raising capital, and securing contracts for the rigs. In 1997, Chiles commenced construction of two premium jackup mobile offshore drilling rigs, the Chiles Columbus and the Chiles Magellan (each a "Rig" and together the "Rigs"). Chiles took delivery of the Chiles Columbus and the Chiles Magellan in May 1999 and October 1999, respectively.

Chiles' operating revenues are affected by rates per day worked and utilization of the Rigs. The rates per day worked and utilization of the Rigs are a function of demand for and availability of rigs, which are closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

At September 30, 1999, the Chiles Columbus was under a multi-well contract in the U.S. Gulf of Mexico and if all wells as currently planned by the operator for this Rig are drilled, work is expected to continue through the second quarter of 2000. In August 1999, Chiles entered into a contract for the use of the Chiles Magellan in the U.S. Gulf of Mexico. The contract calls for the drilling of one well, estimated to be completed in 120 days, to begin, at Chiles' option, between December 1, 1999 and April 30, 2000. Pursuant to the contract, the customer will have the option to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time after completion of the first well. Under the terms of the contract, Chiles has agreed to make certain enhancements to the Chiles Magellan at a cost of approximately $4.0 million, net of a $1.5 million customer contribution for the enhancements and exclusive of financing costs. The remainder of the customer contribution for these enhancements is expected to be funded during the fourth quarter of 1999. Chiles also entered into arrangements for the deferral, for a period of one year, of vendor payments totaling $3.5 million with respect to the construction of the Rigs. The Chiles Magellan commenced operations in November 1999.

During the three and nine-month periods ended September 30, 1999, utilization of the Chiles Columbus was 98.3% and 98.6%, respectively. In those same periods, the average day rates earned by the Chiles Columbus were $26,024 and $25,464, respectively.

RESULTS OF OPERATIONS
The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                               Marine       Environmental   Drilling       Other           Total
                                                              ---------     --------------  ---------   -----------    ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
   External Customers.....................................    $  63,865     $        5,679  $   2,350   $         -    $     71,894
   Intersegment...........................................          117                 45          -          (162)              -
                                                              ---------     --------------  ---------   -----------    ------------
    Total.................................................    $  63,982     $        5,724  $   2,350   $      (162)   $     71,894
                                                              =========     ==============  =========   ===========    ============

Operating Profit (Loss)...................................    $  10,761     $        1,316  $    (573)  $       (55)   $     11,449
Gains (Losses) from Equipment Sales and Retirements, net..          848                  4          -             -             852
Equity in Earnings of 50% or Less Owned Companies.........          642                279          -        (1,067)           (136)
Minority Interest in (Income) Loss of Subsidiaries........            -                  -          -           197             197
Net Interest Income (Expense).............................            -                  -          -          (489)           (489)
Gains (Losses) from Commodity Price Hedging Arrangements              -                  -          -          (943)           (943)
Gains (Losses) from Sale of Marketable Securities.........            -                  -          -           261             261
Corporate Expenses........................................            -                  -          -        (1,246)         (1,246)
Income Taxes..............................................            -                  -          -        (5,836)         (5,836)
                                                              ---------     --------------  ---------   -----------    ------------
   Income before Extraordinary Item.......................    $  12,261     $        1,599   $   (573)  $    (9,178)   $      4,109
====================================================================================================================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
Operating Revenues -
   External Customers.....................................    $  93,984     $        6,059  $       -   $         -    $    100,043
   Intersegment...........................................            -                  -          -             -               -
                                                              ---------     --------------  ---------   -----------    ------------
     Total................................................    $  93,984     $        6,059  $       -   $         -    $    100,043
                                                              =========     ==============  =========   ===========    ============

Operating Profit (Loss)...................................    $  33,525     $        1,148  $    (212)  $         -    $     34,461
Gains (Losses) from Equipment Sales and Retirements, net..        3,752                  3          -             -           3,755
Equity in Earnings of 50% or Less Owned Companies.........        2,474                109          -             -           2,583
Minority Interest in (Income) Loss of Subsidiaries........            -                  -          -          (642)           (642)
Net Interest Income (Expense).............................            -                  -          -           764             764
Gains (Losses) from Commodity Price Hedging Arrangements              -                  -          -            40              40
Corporate Expenses........................................            -                  -          -        (1,456)         (1,456)
Income Taxes..............................................            -                  -          -       (13,144)        (13,144)
                                                              ---------     --------------  ---------   -----------    ------------
   Income before Extraordinary Item.......................    $  39,751     $        1,260  $    (212)  $   (14,438)   $     26,361
====================================================================================================================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
   External Customers.....................................    $ 198,073     $       16,201  $   2,878   $       938    $    218,090
   Intersegment...........................................          117                151          -          (268)              -
                                                              ---------     --------------  ---------   -----------    ------------
     Total................................................    $ 198,190     $       16,352  $   2,878   $       670    $    218,090
                                                              =========     ==============  =========   ===========    ============

Operating Profit (Loss)...................................    $  37,710     $        3,434  $  (1,114)  $         3    $     40,033
Gains (Losses) from Equipment Sales and Retirements, net..        1,802                  5          -             -           1,807
Equity in Earnings of 50% or Less Owned Companies.........        2,861                691          -        (1,562)          1,990
Minority Interest in (Income) Loss of Subsidiaries........            -                  -          -           (78)            (78)
Net Interest Income (Expense).............................            -                  -          -          (260)           (260)
Gains (Losses) from Commodity Price Hedging Arrangements              -                  -          -          (877)           (877)
Gains (Losses) from Sale of Marketable Securities.........            -                  -          -          (479)           (479)
Corporate Expenses........................................            -                  -          -        (3,297)         (3,297)
Income Taxes..............................................            -                  -          -       (15,234)        (15,234)
                                                              ---------     --------------  ---------   -----------    ------------
   Income before Extraordinary Item.......................    $  42,373     $        4,130  $  (1,114)  $   (21,784)   $     23,605
====================================================================================================================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
Operating Revenues -
   External Customers.....................................    $ 274,754     $       18,246  $       -   $         -    $    293,000
   Intersegment...........................................            -                  -          -             -               -
                                                              ---------     --------------  ---------   -----------    ------------
     Total................................................    $ 274,754     $       18,246  $       -   $         -    $    293,000
                                                              =========     ==============  =========   ===========    ============

Operating Profit (Loss)...................................    $ 100,872     $        2,935  $    (593)  $         -    $    103,214
Gains (Losses) from Equipment Sales and Retirements, net..       34,444               (107)         -             -          34,337
Equity in Earnings of 50% or Less Owned Companies.........        9,439                330          -             -           9,769
Minority Interest in (Income) Loss of Subsidiaries........            -                  -          -        (1,345)         (1,345)
Net Interest Income (Expense).............................            -                  -          -         1,880           1,880
Gains (Losses) from Commodity Price Hedging Arrangements              -                  -          -            40              40
Corporate Expenses........................................            -                  -          -        (3,908)         (3,908)
Income Taxes..............................................            -                  -          -       (47,306)        (47,306)
                                                              ---------     --------------  ---------   -----------    ------------
   Income before Extraordinary Item.......................    $ 144,755     $        3,158  $    (593)  $   (50,369)   $     96,681
====================================================================================================================================


OFFSHORE MARINE SERVICES

OPERATING REVENUE. The Company's offshore marine business segment's operating revenues decreased $30.0 million, or 31.9%, and $76.6 million, or 27.9%, in the three and nine-month periods, respectively, ended September 30, 1999 compared to the three and nine-month periods, respectively, ended September 30, 1998 due primarily to lower utilization and day rates and the sale of vessels. The adverse effect of reduced drilling and production support activities due to declines in oil and gas prices was partially offset by an increase in operating revenues resulting from the entry into service of vessels both constructed for and chartered-in by the Company.

Utilization of the Company's worldwide fleet declined from 90.9% and 93.4% in the three and nine-month periods, respectively, ended September 30, 1998 to 73.8% and 73.6% in the three and nine-month periods, respectively, ended September 30, 1999 and resulted in a $17.5 million and $49.5 million reduction in operating revenues between comparable three and nine-month periods, respectively. $8.4 million and $33.2 million of the decline between comparable three and nine-month periods, respectively, related primarily from reduced demand for the Company's fleet of vessels operating domestically. $9.1 million and $16.3 million of the decline between comparable three and nine-month periods, respectively, resulted primarily from reduced demand for the Company's supply/towing supply, anchor handling towing supply, utility, and crew vessels in West Africa, standby safety vessels in the North Sea, and anchor handling towing supply vessels in the Far East. Lower utilization also resulted due to the relocation of vessels between operating regions.

A decline in day rates earned by the Company's fleet of vessels between comparable three and nine-month periods, respectively, ended September 30, 1999 and 1998 has resulted in a decline of operating revenues of $8.7 million and $19.5 million, respectively. $4.2 million and $12.2 million of the decline between comparable three and nine-month periods, respectively, resulted primarily from lower day rates earned by supply/towing supply, crew, and utility vessels operating domestically. $4.5 million and $7.3 million of the decline between comparable three and nine-month periods, respectively, resulted primarily from lower day rates earned by anchor handling towing supply, supply/towing supply, crew, and utility vessels working in West Africa, anchor handling towing supply and supply/towing supply vessels working in the Far East, and standby safety and supply/towing supply vessels working in the North Sea. Vessels relocated between various operating regions during the past year also experienced day rate declines resulting in a $0.6 million and $6.6 million reduction in operating revenues between comparable three and nine-month periods, respectively.

During 1998 and the first nine months of 1999, the Company sold and ceased operation of 31 vessels and constructed 17 vessels. The sale of 10 crew, 8 utility, 7 anchor handling towing supply, and 6 supply/towing supply vessels resulted in a $3.9 million and $18.1 million decline in operating revenues between comparable three and nine-month periods, respectively. Operating revenues also declined $3.9 million and $5.6 million due to the Company's termination of contracts for certain chartered-in vessels in West Africa, the Mediterranean, and the Far East. The entry into operation of vessels constructed for the Company, including 6 anchor handling towing supply, 5 crew, 4 supply, and 2 utility, increased operating revenues by $6.4 million and $25.3 million between comparable three and nine-month periods, respectively. Operating revenues also rose $1.9 million and $5.0 million between comparable three and nine-month periods, respectively, due to the Company's operation of additional chartered-in vessels in the Far East.

OPERATING PROFIT. The Company's offshore marine business segment's operating profit declined $22.8 million, or 67.9%, and $63.2 million, or 62.6%, in the three and nine-month periods, respectively, ended September 30, 1999 compared to the three and nine-month periods, respectively, ended September 30, 1998 due primarily to those factors adversely affecting operating revenues outlined above. Operating profits were also adversely affected between comparable three and nine-month periods due to an increase of $0.4 million and $1.4 million, respectively, in foreign currency translation losses resulting from the revaluation of Dutch Guilder cash deposits during periods of a strengthening U.S. dollar. At September 30, 1999, weak demand and low rates per day worked resulted in the Company removing 39 vessels from service, of which 19 require drydocking prior to re-entering operations. Of these vessels, 23 utility, 4 supply/towing supply, 1 crew, and 1 project operated in the U.S. Gulf of Mexico, and 4 supply/towing supply, 3 standby safety, 2 utility, and 1 crew operated in foreign regions. Performance based compensation expense for administrative personnel also declined in response to declining profits.

GAINS (LOSSES) FROM EQUIPMENT SALES AND RETIREMENTS, NET. Net gains from equipment sales and retirements decreased $2.9 million and $32.6 million in the three and nine-month periods, respectively, ended September 30, 1999 compared to the three and nine-month periods, respectively, ended September 30, 1998 due to fewer and less valuable vessel sales. In the three and nine-month periods ended September 30, 1999, the Company sold 1 and 12 vessels, respectively; whereas, in comparable periods for 1998, the Company sold 5 and 31 vessels, respectively. Of the vessels sold in 1999 and 1998, 5 and 11, respectively, were bareboat chartered-in pursuant to sale and leaseback transactions, and certain of the gains realized from those sales were deferred and are being credited to income as reductions in rental expense over the life of the respective bareboat charters.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings declined $1.8 million and $6.6 million in the three and nine-month periods, respectively, ended September 30, 1999 compared to the three and nine-month periods, respectively, ended September 30, 1998. Joint venture operating results in the three and nine-month periods of 1999 were adversely affected by (i) reduced drilling and production activities that resulted from declines in oil and gas prices, (ii) additional income tax expense associated with a foreign joint venture entity's plan of liquidation, and (iii) increased trade accounts receivable bad debt reserves with respect to customers of the TMM Joint Venture. Equity earnings additionally declined between comparable nine-month periods due to lower profits from the sale of less valuable joint venture vessels.

During the third quarter of 1999, the Board of Directors of one of the Company's foreign joint venture entities adopted a plan of liquidation, and with respect to its equity interest in that venture's earnings, the Company has recorded income tax expense, totaling $2.6 million. In prior periods, no income tax expense was recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

ENVIRONMENTAL SERVICES

OPERATING REVENUE. The environmental business segment's operating revenues decreased $0.3 million, or 5.5%, and $1.9 million, or 10.4%, in the three and nine-month periods, respectively, ended September 30, 1999 compared to the three and nine-month periods, respectively, ended September 30, 1998. The decrease was due primarily to a decline in the number and severity of oil spills managed by the Company and reduced retainer revenues that resulted from the loss of a large customer.

OPERATING PROFIT. The environmental business segment's operating profit increased $0.2 million, or 14.6%, and $0.5 million, or 17.0%, in the three and nine-month periods, respectively, ended September 30, 1999 compared to the three and nine-month periods, respectively, ended September 30, 1998. Declines in operating revenues were offset by the Company's reduction in operating and general and administrative expenses.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings increased in the nine-month period ended September 30, 1999 compared to the nine-month period ended September 30, 1998 due primarily to an increase in the oil spill response activities of CPA.

DRILLING SERVICES

The Chiles Columbus was placed in service during June 1999. Prior to such time, and since inception, Chiles has not engaged in operations other than managing construction of the Rigs and related matters. With the delivery and commissioning of the Chiles Columbus in June 1999, Chiles generated operating revenues of $2.4 million and $2.9 million in the three and nine-month periods, respectively, ending September 30, 1999.

Chiles has incurred operating losses since its inception in 1997.
Chiles is currently facing significant liquidity needs. See "Liquidity and Capital Resources - Chiles' Liquidity Needs" below.

OTHER

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings in the three and nine-month periods ended September 30, 1999 resulted primarily from the Company's recognition of its share of the operating losses of Globe Wireless, LLC ("Globe"). Due to an ability to significantly influence the operating activities of Globe, the Company began accounting for its investment in Globe under the equity method during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe at cost.

NET INTEREST INCOME (EXPENSE). In the three and nine-month periods ended September 30, 1999, the Company incurred net interest expense; whereas, in comparable periods of 1998, the Company realized net interest income. Between comparable periods, funds invested in interest bearing securities declined due primarily to the Company's use of cash for the purchase of vessels, Rigs, and its common stock and retirement of indebtedness. The amount of capitalized interest has also declined between comparable periods as the Company completed a significant portion of its vessel and Rig construction programs. The decrease in interest income and rise in interest expense resulting from reduced capitalized interest was partially offset by a decline in interest costs that resulted primarily from the Company's debt repurchase program and entry into swap agreements. See "Liquidity and Capital Resources - Stock and Debt Repurchase Program and Certain Credit Facilities and Financial Instruments" below.

GAINS (LOSSES) FROM COMMODITY PRICE HEDGING ARRANGEMENTS. In the three and nine-month periods ended September 30, 1999, the Company recognized losses of $0.9 million from commodity price hedging arrangements. Commodity price hedging arrangements during comparable periods of 1998 were not significant.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES. In the three and nine-month periods ended September 30, 1999, the Company realized gains of $0.3 million and losses of $0.5 million, respectively, from the sale of marketable securities. Losses in the nine-month period resulted primarily from the sale of interest bearing securities during periods of rising interest rates. Gains or losses from the sale of marketable securities during comparable periods of 1998 were not significant.

CORPORATE EXPENSES. In the comparable three and nine-month periods ended September 30, 1999 and 1998, corporate expenses declined $0.2 million and $0.6 million, respectively, primarily due to a reduction in performance based compensation expense in response to declining profits.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct, or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of its common stock, preferred stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

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

OFFSHORE MARKET DEVELOPMENTS. The Company's business and operations are materially dependent upon conditions of the oil and gas industry and, specifically, the exploration and production expenditures of the oil and gas companies. The offshore industry historically has been and is expected to continue to be highly competitive and cyclical. Despite recent and significant increases in oil and gas prices, drilling and production support activities have remained depressed both domestically and internationally. As a result, operating revenues earned by the Company's offshore marine and drilling service segments have been adversely affected, and at September 30, 1999, the Company had 39 offshore marine vessels out of service.

The Company has recently experienced a slight increase in the demand for certain of its equipment due to an increase in the number of drilling rigs operating in the U.S. Gulf of Mexico. Continued improvement in demand for the Company's equipment cannot be expected unless there is growing utilization of rigs. It is difficult to determine when a recovery in the oil and gas industry will begin or at what stage in the economic cycle a recovery would be. Weak oil and gas prices, economic problems in countries outside the United States, and a number of other factors beyond the Company's control could curtail spending by oil and gas companies. Therefore, the Company cannot predict whether, or to what extent, market conditions will improve or deteriorate further. Should recent unfavorable trends and levels of activity of the oil and gas industry continue, it will have an adverse effect on the Company's results of operations and cash flows, and if such conditions deteriorated severely and if they then persisted for an extended period of time, they may have an adverse effect on the Company's financial position.

CHILES' LIQUIDITY NEEDS. Since October 1, 1999 and through the scheduled delivery of the Chiles Magellan in late October 1999, Chiles expects to incur approximately $15.6 million of purchase commitments and current accounts payable to complete construction and outfitting of the Rigs, excluding net capitalized interest.

Chiles estimates that it will require approximately $0.9 million of working capital for the Chiles Magellan in connection with start up operations. Chiles expects to rely on cash on hand (approximately $4.8 million at September 30, 1999), operating cash flow (generated by its first Rig, the Chiles Columbus), and drawings under a $25.0 million revolving credit facility (the "Chiles Bank Facility) with two banks maturing December 31, 2004 (which, subject to the conditions of such facility described below, had $15.0 million credit available on September 30, 1999 and, following subsequent borrowings of $12.0 million, currently has $3.0 million of credit available) to cover expenses associated with completing and outfitting the Chiles Magellan. During October 1999, Chiles also entered into arrangements for the deferral, for a period of one year, of vendor payments totaling $3.5 million with respect to the construction of the Rigs.

Chiles' ability to draw on the Chiles Bank Facility is subject to satisfaction of customary conditions precedent, including that there shall have occurred no material adverse change in Chiles or its business, assets, properties or prospects since the date of execution of the Chiles Bank Facility. On November 1, 1999, Chiles paid in full its $5.5 million semi-annual interest obligation that was due on Chiles 10% Notes.

In October 1999, Chiles entered into amendments to the Indenture governing the Chiles 10% Notes (the "Amendments") which were approved by the holders of a majority of the Chiles 10% Notes and that had the effect of removing certain covenants contained in such Indenture. In consideration for such approval, consenting noteholders received $1.00 for each $1,000 in aggregate principal amount of Chiles 10% Notes held by them.

In October 1999, Chiles accepted a commitment letter (the "Commitment") from its bank lenders that, subject to certain conditions, will increase the existing $25.0 million Chiles Bank Facility to $40.0 million. The Commitment provides for a floating interest rate of LIBOR plus 1 3/8% per annum on amounts outstanding under the Chiles Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1.875 million beginning March 31, 2003, followed by eight quarterly installments of $3.125 million, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in the existing Chiles Bank Facility, Chiles must reduce the outstanding principal amount of the Chiles 10% Notes by $15.0 million to $95.0 million. Chiles expects to apply the proceeds of the sale of membership interests in the Offering as described below to meet this requirement.

On November 5, 1999, Chiles commenced an offering of membership interests and rights to purchase membership interests (the "Offering") which provides all current members with a pro rata right to purchase such securities in an aggregate amount of $15.0 million. As part of the Offering, SEACOR Offshore Rigs Inc., a wholly owned subsidiary of SEACOR, has agreed to acquire its 55.38% pro rata share of the Offering and any other securities offered and not subscribed for and purchased by other current members. Purchasers in the Offering will acquire $15.0 million of membership interest in Chiles and have the right to acquire an additional $3.0 million of membership interests in Chiles at the same valuation for a period of four and one-half years. Chiles plans to use the $15.0 million of proceeds of the Offering to repurchase, at par, $15.0 million in aggregate principal amount of the Chiles 10% Notes from the Company. The Company currently owns a 55.38% equity interest in Chiles (which was acquired for $35.0 million) and $41.5 million principal amount of the Chiles 10% Notes and has entered into swap agreements under which it bears the economic risk of $68.1 million notional principal amount of Chiles 10% Notes covered by such agreements.

While Chiles anticipates that it will continue to obtain drilling contracts for the Rigs, no assurance can be given that additional drilling contracts will be obtained, or obtained on a timely basis, nor can Chiles predict that the day rates payable under any drilling contract will be equal to or greater than the operating costs of the Rigs and other fixed costs and current payment liabilities, including interest payable with respect to the Chiles 10% Notes and drawings under the Chiles Bank Facility. Chiles expects to use borrowings under the Chiles Bank Facility, subject to the terms and conditions of the Chiles Bank Facility, to meet operating costs and other current payment liabilities.

The failure of Chiles to meet its operating costs and other current payment liabilities, including debt service on the Chiles 10% Notes and Chiles Bank Facility, could have a material and adverse effect on the Company's investment in Chiles, including its equity investment, the ownership of the Chiles 10% Notes as described above, and swap agreements relating to Chiles 10% Notes described above. The Chiles Bank Facility is secured by the Rigs. The Chiles 10% Notes are unsecured and thus, in effect, rank junior to Chiles' obligations under the Chiles Bank Facility. The Chiles 10% Notes are not guaranteed by SEACOR. For additional information concerning the Company's investment in Chiles, see " Drilling Services," "Liquidity and Capital Resources - Stock and Debt Repurchase Program," and "Liquidity and Capital Resources - Certain Credit Facilities and Financial Instruments" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

CASH AND MARKETABLE SECURITIES. Since December 31, 1998, the Company's cash and investments in marketable securities declined by $163.7 million to $275.5 million that included $131.5 million of unrestricted cash and cash equivalents, $111.3 million of marketable securities, and $32.7 million of restricted cash. See "Cash Generation and Deployment" below.

The Company's restricted cash balances arose pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, under which the Company established joint depository construction reserve fund accounts (the "CRF Accounts") with the Maritime Administration. Proceeds from the sale of certain of the Company's offshore marine vessels have been deposited into these CRF Accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of offshore marine vessels. From date of deposit, funds in CRF Accounts must be committed to vessel construction within three years or be released by the Maritime Administration to the Company for general use. At September 30, 1999, the Company had paid $31.1 million for the construction of offshore marine vessels from unrestricted cash balances and, subject to the prior written approval from the Maritime Administration, such amount will be returned to the Company from the CRF Accounts for general corporate use.

CAPITAL STRUCTURE. At September 30, 1999, the Company's capital structure was comprised of $467.0 million in long-term debt (including current portion) and $502.8 million in stockholders' equity. Since year end, the Company has accelerated the retirement of outstanding indebtedness and repurchased its common stock, pursuant to a stock and debt repurchase program, and incurred other comprehensive losses resulting from its investment in available-for-sale securities and foreign currency translation adjustments. These declines in stockholders' equity were partially offset by an increase in retained earnings from net income. See discussion of " - Stock and Debt Repurchase Program" below.

CASH GENERATION AND DEPLOYMENT. Cash flow provided from operating activities during the nine-month period ended September 30, 1999 totaled $11.1 million and declined significantly between comparable periods due primarily to lower utilization of and day rates earned by the Company's offshore marine vessels. Cash generated from investing and financing activities during 1999 primarily included $93.1 million from the sale of available-for-sale securities, $36.5 million from restricted cash account reimbursements, $19.2 million from the sale of offshore marine vessels, $16.1 million in net proceeds from the issuance of long-term debt, $11.5 million of liquidating distributions and dividends received from 50% or less owned companies, and $10.0 million borrowed under the Chiles Bank Facility. Uses of cash during the nine-months ended September 30, 1999 primarily related to the Company's investing and financing activities to acquire $116.4 million of property and equipment and $65.5 million of the Company's Common Stock, repay $32.6 million of indebtedness, fund a loan of $13.6 million to Globe, purchase $11.9 million of available-for-sale securities, and purchase a United Kingdom-based telecommunications business serving the maritime industry, net of cash acquired, for $5.1 million.

Also, during the third quarter of 1999, the Company sold to Globe, for a note receivable in principal amount of $9.7 million, its 100% ownership interest in the United Kingdom-based telecommunications subsidiary serving the maritime industry that was acquired by the Company in April 1999.
Subsequent to quarter end, Globe repaid $4.2 million of that note.

CAPITAL EXPENDITURES. Expenditures for property and equipment during the nine-month period ended September 30, 1999 primarily related to the Company's construction of offshore marine vessels and Chiles' construction of Rigs. At September 30, 1999, the Company was committed to the construction of six offshore marine vessels for an approximate aggregate cost of $41.0 million of which $23.9 million has been expended, and Chiles has a commitment to build a Rig for an approximate aggregate cost of $91.7 million of which $77.1 million has been expended. The offshore marine vessel construction projects will be completed over the next twelve months, and the construction of the Rig was completed in October 1999.

STOCK AND DEBT REPURCHASE PROGRAM. On August 18, 1999, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $55.0 million. The securities covered by the repurchase program include the Company's common stock, par value $0.01 per share ("Common Stock"), its 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes"), its 7.2% Senior Notes Due 2009 (the "7.2% Notes"), and the Chiles 10% Notes (collectively, the "SEACOR Securities"). The repurchase of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions.

In the nine-month period ended September 30, 1999, SEACOR acquired 1,462,000 shares of Common Stock, $26.2 million principal amount of the Chiles 10% Notes, $5.2 million principal amount of the 5 3/8% Notes, and $2.5 million principal amount of the 7.2% Notes for an aggregate cost of $96.5 million. At September 30, 1999, certain shares of Common Stock, valued at $30.5 million, were traded but not settled until the following month, and $18.0 million of available authority remained for the repurchase of additional SEACOR Securities. Subsequent to September 30, 1999, the Company acquired an additional $16.8 million principal amount of the Chiles 10% Notes and currently owns $41.5 million principal amount. In addition, SEACOR has entered into swap agreements with respect to the Chiles 10% Notes. See " - Certain Credit Facilities and Financial Instruments" below.

CERTAIN CREDIT FACILITIES AND FINANCIAL INSTRUMENTS. Under the terms of an unsecured reducing revolving credit facility (the "Credit Facility") with Den norske Bank ASA that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount of unsecured reducing revolving credit loans maturing November 17, 2004. At September 30, 1999, the Company had $100.0 million available for future borrowings under the Credit Facility. The Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of indebtedness to vessel value, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends.

In connection with the delivery of the Chiles Columbus, borrowings under the Chiles Bank Facility became available. At September 30, 1999, there was $15.0 million available under the Chiles Bank Facility and, following subsequent borrowings of $12.0 million, Chiles currently has $3.0 million of credit available. All obligations with respect to the Chiles Bank Facility are limited exclusively to Chiles and are nonrecourse to SEACOR. See " - Chiles' Liquidity Needs" above.

Beginning in the second quarter of 1999, the Company entered into swap agreements with a major financial institution with respect to notional amounts equal to a portion of the outstanding principal amount of the Chiles 10% Notes. Pursuant to each such agreement, such financial institution has agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10% Notes subject to such agreement, and the Company has agreed to pay to such financial institution an amount equal to interest currently at the rate of 6.22% per annum on the agreed upon price of such notional amount of Chiles 10% Notes as set forth in the applicable swap agreement.

Upon termination of each swap agreement, the financial institution has agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10% Notes subject to the swap agreement on such date exceeds the agreed upon price of such notional amount as set forth in such swap agreement, and the Company has agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeds the fair market value of such notional amount on such date. Each swap agreement terminates upon the earliest to occur of the redemption in full or maturity of the Chiles 10% Notes, at any time at the election of the Company or, at the election of the financial institution, on April 30, 2004. At September 30, 1999, the notional amount of Chiles 10% Notes subject to such swap agreements was $68.1 million, and the market value of such swaps as of such date was approximately $1.3 million. Of the Chiles 10% Notes subject to swap agreements, $18.6 million notional amount was purchased by the financial institution from the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Early adoption is permitted as of the beginning of any fiscal quarter after issuance. SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing or method of its adoption of SFAS 133.

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

Most of the Company's computerized accounting and office product software applications are licensed through commercial third party software developers with whom the Company has maintenance contracts. Where necessary, these software developers have modified and released newer Y2K compliant versions of their product that have been implemented by the Company. Substantially all Y2K compliant software upgrades have been provided under the terms of the Company's maintenance contracts without additional costs. In connection with the acquisition of accounting software applications in prior years unconnected with its Y2K planning and based upon specific review for purposes of Y2K planning, the Company has upgraded all of its computer hardware to Y2K compliant products. The Company has also performed an inventory, risk analysis, compliance testing, and Y2K remediation of other date-aware systems in its operations that include vessels. As of September 30, 1999, the Company had expended $0.2 million of an estimated total $0.3 million in costs necessary to modify its information technology infrastructure to be Y2K compliant.

The Company's computer systems are not widely integrated with the systems of its suppliers and customers. A potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. Major suppliers have been contacted regarding Y2K compliance, and the Company has added Y2K compliance requirements to all of its purchasing contracts. All major suppliers are very much aware of the Y2K problem, and they have each informed the Company that they are aggressively working to resolve any outstanding issues.

At present, the Company is completing its contingency plan to address risks associated with Y2K compliance and expects such plan to be finalized during December 1999. The Company is committed to ensuring that it is fully Y2K ready and believes that, when completed, its plans will adequately address its Y2K risks.

The Company believes the most likely Y2K-related failures would be related to a disruption of materials and services provided by third parties. Although the Company does not expect that such disruptions would have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company's belief is correct or that its risk assessments are, in fact, accurate. The Company believes that the upgrades to its hardware and software systems, in conjunction with its contingency plans developed prior to January 1, 2000, will permit a transition through that date without significant interruption in its business or operations. Should these modifications and upgrades or the Company's contingency plans fail, the Y2K issue could have a material impact on the Company's financial condition or results of operations. In addition, there can be no assurance that the Company's vendors, suppliers, and other parties with whom the Company does business will successfully resolve their Y2K problems. In the event of any such failures or other Y2K failures, there can be no assurance that, despite the Company's contingency plans, there will not be a material adverse effect on the Company's financial condition or results of operations.

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

                                      SEACOR SMIT Inc.
                                      (Registrant)

DATE:      November 15, 1999           By: /s/ Charles Fabrikant
                                          --------------------------------------
                                                 Charles Fabrikant, Chairman of the Board,
                                                 President and Chief Executive Officer
                                                 (Principal Executive Officer)

DATE:      November 15, 1999           By: /s/ Randall Blank
                                          -------------------------------------------------
                                                 Randall Blank, Executive Vice President,
                                                 Chief Financial Officer and Secretary
                                                 (Principal Financial Officer)


                                INDEX TO EXHIBITS



Exhibit
Number                 Description
------                 -----------

27.1                   Financial Data Schedule