Form 10-K
period 1999-12-31
SEACOR SMIT INC
filed 2000-03-30
CIK 859598

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

                   For the fiscal year ended   December 31, 1999
                                              ---------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________


                         Commission file number 1-12289
                                                -------

                                SEACOR SMIT INC.
                                ----------------
             (Exact name of Registrant as Specified in Its Charter)


           Delaware                                      13-3542736
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


11200 Richmond Avenue, Suite 400, Houston, Texas                   77042
------------------------------------------------                   -----
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number, including area code       (713) 782-5990
                                                         --------------

Securities registered pursuant to Section 12 (b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

      Common Stock, par value                    New York Stock Exchange
      $.01 per share


Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 24, 2000 was approximately $582,147,000. The total number of shares of Common Stock issued and outstanding as of March 24, 2000 was 11,206,436.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Items 10 through 13, Part III of this Annual Report on Form 10-K.

                                SEACOR SMIT INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                                                      Page
Item 1.       Business..............................................................................    1
              Offshore Marine Services..............................................................    2
              Environmental Services................................................................    7
              Drilling Services.....................................................................    9
              Other Investments.....................................................................   12
              Employees.............................................................................   12
              Glossary of Selected Offshore Marine Industry Terms...................................   13

Item 2.       Properties............................................................................   14

Item 3.       Legal Proceedings.....................................................................   14

Item 4.       Submission of Matters to a Vote of Security Holders...................................   14

Item 4A.      Executive Officers of the Registrant..................................................   14

                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.................   16

Item 6.       Selected Financial Data...............................................................   17

Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................   18
              Offshore Marine Services..............................................................   18
              Environmental Services................................................................   20
              Drilling Services.....................................................................   21
              Results of Operations.................................................................   22
              Liquidity and Capital Resources.......................................................   27

Item 8.       Financial Statements and Supplementary Data...........................................   33

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..............................................................   33

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant....................................   34

Item 11.      Executive Compensation................................................................   34

Item 12.      Security Ownership of Certain Beneficial Owners and Management........................   34

Item 13.      Certain Relationships and Related Transactions........................................   34

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   36


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

        ITEM 1.      BUSINESS

        GENERAL

        The Company is a major provider of offshore marine services to the oil and gas exploration and production industry, is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing, and handling facilities, and owns a majority equity interest in companies that own and operate mobile offshore jackup drilling rigs.

        The Company's offshore marine service business operates a diversified fleet of vessels principally through wholly owned, majority owned, and 50% or less owned subsidiaries, many of which have been organized to facilitate vessel acquisitions and various financing transactions in connection therewith and to satisfy foreign and domestic vessel certification requirements. The Company's vessels are primarily dedicated to servicing offshore oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, offshore West Africa, the North Sea, the Far East, Latin America, and the Mediterranean. The Company's offshore marine fleet, including owned, chartered-in, joint ventured, pooled, and managed vessels, delivers cargo and personnel to offshore installations, handles anchors for drilling rigs and other marine equipment, supports offshore construction and maintenance work, and provides standby safety support and oil spill response services. The Company may also from time to time furnish vessels for special projects such as well stimulation, seismic data gathering, salvage, freight hauling, and line handling. In connection with its offshore marine services, the Company offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations.

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

        The Company owns a 58.3% membership interest in Chiles Offshore LLC, a Delaware limited liability company ("Chiles Offshore"), that was formed for purposes of constructing, owning, and operating mobile offshore drilling rigs. Since inception in 1997 and until July 1999, Chiles Offshore operated as a development stage company, devoting substantially all its efforts to constructing two state-of-the-art premium jackup offshore drilling rigs (each a "Rig" and together, the "Rigs"), raising capital, and securing contracts for the Rigs. The first Rig, the Chiles Columbus, entered service in June 1999. The second Rig, the Chiles Magellan, entered service in November 1999. References herein to "Chiles" shall mean Chiles Offshore together with its wholly owned subsidiaries, Chiles Columbus LLC and Chiles Magellan LLC (the "Rig Owners"), both of which are Delaware limited liability companies and owners of the Chiles Columbus and Chiles Magellan, respectively.

        Unless the context indicates otherwise, any reference in this Annual Report on Form 10-K to the "Company" refers to SEACOR SMIT Inc., incorporated in 1989 in Delaware, and its consolidated subsidiaries, "SEACOR" refers to SEACOR SMIT Inc., and "Common Stock" refers to the common stock, par value $.01 per share, of SEACOR. SEACOR's principal executive offices are located at 11200 Richmond Avenue, Suite 400, Houston, Texas 77082, where its telephone number is (713) 782-5990. Certain industry terms used in the description of the Company's offshore marine business are defined or described under "Glossary of Selected Offshore Marine Industry Terms" appearing at the end of this Item 1.

        OFFSHORE MARINE SERVICES

        GEOGRAPHIC MARKETS SERVED

        The operations of the Company's offshore marine service business are concentrated in five geographic regions of the world. The table below sets forth, at the dates indicated, the number of vessels owned, bareboat chartered-in, and managed by the Company and vessels operated through its joint ventures and pooling arrangements in each of those regions.

                                                                               At December 31,
                                                      ---------------------------------------------------------
                 Geographic Market                           1997               1998               1999
----------------------------------------------------- ------------------- ----------------- -------------------
Domestic, principally the U.S. Gulf of Mexico.....              195                 177               181
                                                      ------------------- ----------------- -------------------
Foreign:
    Offshore West Africa..........................               31                  39                30
    North Sea.....................................               31                  28                24
    Far East......................................               17                  14                13
    Latin America.................................               20                  34                32
    Other Foreign.................................               12                  15                14
                                                      ------------------- ----------------- -------------------
        Total Foreign.............................              111                 130               113
                                                      ------------------- ----------------- -------------------
           Total Fleet............................              306                 307               294
                                                      =================== ================= ===================

        DOMESTIC. The Company is a major provider of offshore marine services to the oil and gas exploration and production industry that operates primarily in the U.S. Gulf of Mexico. In support of exploration activities, the Company utilizes its supply, towing supply, anchor handling towing supply, and crew vessels; whereas, in production support activities, the Company employs its utility as well as crew vessels. The Company also operates or bareboat charters-out specially equipped vessels that provide well stimulation, seismic data gathering, oil spill response, and freight services.

        At December 31, 1999, the Company owned and operated 41 of approximately 374 supply, towing supply, and anchor handling towing supply vessels and 137 of approximately 385 crew and utility vessels currently operating in the U.S. Gulf of Mexico. At December 31, 1999, the Company also owned 1 utility vessel that was bareboat chartered-out to an environmental service segment joint venture and 2 vessels providing seismic and freight services. Twenty-one vessels in the Company's domestic fleet, including 11 supply, 5 crew, 3 towing supply, and 2 anchor handling towing supply, are bareboat chartered-in under leases that expire at various times between 2000 and 2004 and contain purchase and lease renewal options.

        OFFSHORE WEST AFRICA. The Company is one of the largest offshore marine operators serving the West African coast, and at December 31, 1999, it owned 28 (including 3 bareboat chartered-out) and bareboat chartered-in 2 of approximately 225 offshore support vessels working in this region. Competition is more concentrated in this market than in the U.S. Gulf of Mexico in that 9 companies operate most of the vessels currently active in the region. The need for offshore support vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support.

        NORTH SEA. The Company provides standby safety, supply, and towing supply vessel services to customers in the North Sea. At December 31, 1999, there were approximately 140 vessels certified to provide standby safety services in the North Sea, and the Company owns and operates 11 of those vessels. The Company or its managing agent, under pooling arrangements with U.K. companies, markets 8 additional standby safety vessels. See "Joint Ventures and Pooling Arrangements." Demand in this market for standby safety service developed in 1991 after the United Kingdom promulgated increased safety legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company believes that it was one of the first companies to convert offshore support vessels for use as standby safety service vessels.

        On February 9, 2000, the Company announced that it signed a letter of intent to acquire all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). Pursuant to this letter of intent, Boston Putford's standby safety vessels, certain joint venture interests and vessels, and fixed assets would be acquired. Boston Putford's standby safety fleet, including vessels held in joint ventures but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern U.K. sector of the North Sea. The Company expects to consolidate its standby safety services in the U.K. sector of the North Sea into the Boston Putford operations following completion of its acquisition of Boston Putford.

        Also, at December 31, 1999, the Company operated 5 of approximately 220 offshore support vessels working in the North Sea. Two towing supply and 1 supply vessel were working on the Netherlands' Continental Shelf and 2 supply vessels were employed in the U.K. sector.

        FAR EAST. At December 31, 1999, 7 owned, 2 bareboat chartered-in, and 1 managed vessel of the Company and 3 vessels owned by joint venture corporations in which the Company has an equity interest, operated in this region, including 6 anchor handling towing supply, 5 towing supply, and 2 crew vessels. See "Joint Ventures and Pooling Arrangements." At December 31, 1999, there were approximately 281 offshore support vessels owned by approximately 20 companies supporting exploration, production, construction, and special project activities in approximately 16 countries in the Far East.

        LATIN AMERICA. The Company provides offshore marine services in Latin America for both exploration and production activities. At December 31, 1999, 19 of the Company's 32 vessels in this region were based in Mexican ports, and the remaining fleet was based in ports in Chile, Brazil, Venezuela, Trinidad, St. Croix, Barbados, and Argentina. Joint venture corporations in which the Company holds an equity interest owned 20 of its Latin American vessels and bareboat or time chartered-in an additional 9 vessels, 7 from the Company and 2 from outside sources. See "Joint Ventures and Pooling Arrangements." Two additional Latin American offshore support vessels owned by the Company were bareboat chartered-out to a Brazilian customer, and 1 offshore support vessel was operated by the Company's environmental service segment in support of oil spill response activities in St. Croix.

        Operating conditions in Mexico are, in many respects, similar to those in the U.S. Gulf of Mexico; however, demand for offshore support vessels in Mexico historically has been affected to a significant degree by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. At December 31, 1999, there were approximately 165 offshore support vessels, including tugs and barges, operating in the Mexican offshore market.

        OTHER FOREIGN. The Company provides offshore marine services in various other foreign regions. At December 31, 1999, the Company's 14 Other Foreign vessels were based in ports in Egypt, the United Arab Emirates, Greece, Tunisia, and France. Of these vessels, joint venture corporations in which the Company holds an equity interest owned 10, and the Company bareboat chartered-in 1 and owned 3, including 1 bareboat chartered-out. See "Joint Ventures and Pooling Arrangements."

        FLEET

        The offshore marine service industry supplies vessels to owners and operators of offshore drilling rigs and production platforms. Two of the largest groups of offshore support vessels that the Company operates are crew boats, which transport personnel and small loads of cargo when expedited deliveries are required, and utility boats, which support offshore production by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have more powerful engines and deck mounted winches and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. The Company also operates supply vessels, which transport drill pipe, drilling fluids, and construction materials, and special service vessels, which support well stimulation, seismic data gathering, line handling, freight hauling, oil spill response, salvage, and standby safety. As of December 31, 1999, the average age of the Company's owned offshore marine fleet was approximately 14.1 years. Excluding the Company's standby safety vessels, the average age of the Company's fleet was approximately 13.7 years.

        The following table sets forth, at the dates indicated, certain summary fleet information for the Company. For a description of vessel types, see "Glossary of Selected Offshore Marine Industry Terms" at the end of this Item 1.

                                                                       At December 31,
                                                      ---------------------------------------------------
                  Type of Vessels                          1997            1998              1999
----------------------------------------------------- --------------- ---------------- ------------------
Crew..............................................               83              82               81
Utility and Line Handling.........................               86              83               81
Supply and Towing Supply..........................               75              81               80
Anchor Handling Towing Supply.....................               37              34               30
Standby Safety....................................               22              23               19
Geophysical, Freight, and Other...................                3               4                3
                                                      --------------- ---------------- ------------------
  Total Fleet.....................................              306             307              294(1)
                                                      =============== ================ ==================

        ------------
               (1) Includes 222 offshore support vessels owned by the Company and 72 offshore support vessels that are not owned by the Company. Of the 72 offshore support vessels that are not Company owned, 33 are owned by joint venture corporations in which the Company has an equity interest, 8 are operated under pooling arrangements with Company owned vessels, 29 are chartered-in or managed by the Company, and 2 are chartered-in by the TMM Joint Venture, as hereinafter defined, for use in their operations.

        Since 1994, vessel acquisition transactions and investments in joint ventures that have significantly increased the size of the Company's fleet include: (i) 127 utility, crew, and supply vessels acquired in a 1995 transaction (the "Graham Transaction") with John E. Graham & Sons and certain of its affiliated companies (collectively "Graham"), (ii) 11 towing and anchor handling towing supply vessels acquired pursuant to transactions in 1995 and 1996 (the "1995 and 1996 CNN Transactions") with Compagnie Nationale de Navigation ("CNN"), a French corporation,

        (iii) 41 crew and utility vessels acquired in a 1996 transaction (the "McCall Transaction") with McCall Enterprises, Inc. and its affiliated companies (the "McCall Companies"), (iv) 28 anchor handling towing supply, supply, and towing supply vessels acquired and equity investments in joint ventures that owned 21 anchor handling towing supply and towing supply vessels pursuant to a 1996 transaction (the "SMIT Transaction") with SMIT Internationale N.V. ("SMIT"), (v) 24 utility, crew, and supply vessels acquired in a 1997 transaction (the "Galaxie Transaction") with Galaxie Marine Service, Inc. and affiliated companies ("Galaxie"), and (vi) 25 crew, anchor handling towing supply, supply, and utility vessels constructed for the Company during the three years ending December 31,1999. The vessels acquired in the Graham Transaction, the McCall Transaction, and the Galaxie Transaction and those constructed for the Company primarily support the oil and gas exploration and production industry in the U.S. Gulf of Mexico; whereas, vessels acquired in the 1995 and 1996 CNN Transactions and the SMIT Transaction are employed in foreign offshore support markets.

        At December 31, 1999, 2 crew and 1 anchor handling towing supply vessel were being constructed for the Company and are expected to enter service in 2000.

        The Company actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. The table below sets forth, during the fiscal years indicated, the number of offshore support vessels sold by type of service. At December 31, 1999, 23 of those vessels, including 15 supply/towing supply, 5 crew, and 3 anchor handling towing supply were bareboat chartered-in by the Company.

                       Type of Vessel                   1995        1996        1997         1998        1999        Total
         ------------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------
         Utility...................................         6           16           7           7            2          38
         Supply....................................         4            -          15           6            -          25
         Anchor Handling Towing Supply.............         1            -           5           8            1          15
         Crew......................................         1            -           2           5           11          19
         Towing Supply.............................         -            -           6           8            -          14
         Freight...................................         -            -           1           -            -           1
         Seismic...................................         -            -           1           -            -           1
                                                    ------------ ----------- ----------- ------------ ----------- -----------
                                                           12           16          37          34           14         113
                                                    ============ =========== =========== ============ =========== ===========

        JOINT VENTURES AND POOLING ARRANGEMENTS

        The Company has formed or acquired interests in offshore marine joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities, and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet and lessen the risks and capital outlays associated with independent fleet expansion. The joint venture and pooling arrangements in which the Company participates are described below:

        VEESEA JOINT VENTURE. Standby safety vessels operated by the Company in the North Sea are owned by a subsidiary of the Company, VEESEA Holdings, Inc. ("VEESEA Holdings") and its subsidiaries (collectively, "VEESEA"). All standby safety vessels operated by the Company in the North Sea are managed under an arrangement with Vector Offshore Limited, a U.K. company ("Vector"), which owns a 9% interest in VEESEA Holdings (the "Veesea Joint Venture"). The Veesea Joint Venture enabled the Company, beginning in 1991, to enter a niche market using local management and an existing infrastructure. At December 31, 1999, 11 vessels owned by the Company were providing standby safety services pursuant to the Veesea Joint Venture.

        SEAVEC POOL. In January 1995, the Company entered into a pooling arrangement with Toisa Ltd., a U.K. offshore marine transportation and services company ("Toisa"). Under this pooling arrangement (the "SEAVEC Pool"), the Company and Toisa jointly market their standby safety vessels in the North Sea market, with operating revenues pooled and allocated to the respective companies pursuant to a formula based on the class of vessels each company contributes to the pool. At December 31, 1999, the SEAVEC Pool was comprised of 15 vessels of which Toisa owned 4.

        AVIAN FLEET POOL. In November 1996, Vector bareboat chartered-in seven standby safety vessels which provided for VEESEA Holdings, Toisa, and the owners of the vessels to share in net operating profits after certain adjustments for maintenance and management expenses (previously known as the "Saint Fleet Pool"). Vector assumed management control of these vessels in December 1996 and currently markets the vessels in coordination with the SEAVEC Pool. Three of the Saint Fleet Pool vessels have been returned to the owners, and the remaining four vessels (collectively, the "Avian Fleet") have been upgraded to comply with the latest statutory standby safety requirements. Following the Avian Fleet upgrade, net operating profit sharing after certain adjustments for maintenance and management expenses was limited to the vessel owners and Veesea Holdings (the "Avian Fleet Pool").

        TMM JOINT VENTURE. During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture"). The TMM Joint Venture is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International Ltd., in each of which the Company owns a 40% equity interest. The TMM Joint Venture enabled the Company to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for the Company's fleet in the region. At December 31, 1999, the TMM Joint Venture operated 12 vessels owned by the joint venture and 7 bareboat and time chartered-in vessels, 5 of which were provided by the Company.

        SMIT JOINT VENTURES. Pursuant to the SMIT Transaction, the Company acquired certain joint venture interests owned by SMIT and structured a joint venture with SMIT (the "SMIT Joint Ventures") that increased the Company's presence in international markets. During the third quarter of 1999, the Board of Directors of a SMIT Joint Venture adopted a plan of liquidation, which provided for the complete liquidation of the joint venture corporation. At December 31, 1999, the Smit Joint Ventures owned 15 vessels, including 3 to be sold under the plan of liquidation, and bareboat chartered-in an additional vessel. The SMIT Joint Ventures' vessels operate in the Far East, Latin America, the Middle East, and the Mediterranean.

        VISION JOINT VENTURE. During 1997, the Company and a wholly owned subsidiary of TMM structured a limited liability company, SEACOR VISION LLC (the "Vision Joint Venture"), that owns and operates an anchor handling towing supply vessel that was constructed in 1997. The TMM subsidiary owns 25% of the Vision Joint Venture, and the Company owns all of the remaining membership interest. At December 31, 1999, the vessel was servicing the oil and gas industry in the U.S. Gulf of Mexico.

        LOGISTICS JOINT VENTURE. During 1996, the Company structured a joint venture corporation, Energy Logistics, Inc., with Baker/M.O. Services, Inc. Since its inception, Energy Logistics, Inc.'s mission has been to provide shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations primarily in the U.S. Gulf of Mexico. In December 1999, the Company acquired additional common shares of Energy Logistics, Inc., increasing its ownership interest from 50% to 67%. Also, in December 1999, Energy Logistics, Inc. acquired Liberty Services, Inc. and its affiliated companies (collectively referred to as "Liberty"), Louisiana based corporations that have provided base services, equipment rental, and personnel in support of the offshore energy industry for over 15 years. At December 31, 1999, Energy Logistics, Inc. and Liberty (collectively referred to as "ELI") operated shorebase support facilities in six Louisiana, Texas, and Mississippi cities and employed six of the Company's crew and utility vessels in its operations.

        OTHER JOINT VENTURES. The Company participates in eight additional joint ventures that provide offshore marine vessel services to the oil and gas industry (the "Other Joint Ventures"). At December 31, 1999, the Other Joint Ventures owned six vessels that are operated internationally, including a vessel bareboat chartered-out to the Smit Joint Ventures. The Other Joint Ventures also chartered-in three vessels from the Company; two operated internationally and one operated in the U.S. Gulf of Mexico. One of the Other Joint Ventures assists with management of the Company's vessels operating offshore Nigeria.

        INDUSTRY CONDITIONS

        Exploration and drilling activities, which affect the demand for vessels, are influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development, and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

        Extremely low oil and gas commodity prices during 1998 and early 1999 resulted in a significant decline in the number of wells drilled. Drilling activities on the U.S. continental shelf declined over the past three years with approximately 1,100 wells drilled in 1997 compared to approximately 700 wells drilled in 1999. Conversely, U.S. deepwater drilling activities, in water depths generally greater than 1,500 feet, have remained steady since 1997 with approximately 85 wells being drilled in each of the past three years. At the end of 1999, worldwide and U.S. Gulf of Mexico rig utilization approximated 73% and 78%, respectively. Also during 1998 and 1999, the availability of offshore support vessels has grown due to vessel construction worldwide.

        Utilization of the Company's domestic offshore support fleet began to decline following the second quarter of 1998, during which it averaged 96.3% compared to 74.7% during the fourth quarter of 1999. Also, between 1998 and 1999, rates per day worked declined for all classes of the Company's domestic offshore support fleet, except for its anchor handling towing supply vessel class, whose rates per day worked rose due to the recent construction of more advanced vessels. During the two year period ended December 31, 1999, domestic rates per day worked declined over 40% to approximately $4,220 for the Company's supply and towing supply fleet, over 8% to approximately $2,480 for its crew fleet, and over 14% to approximately $1,630 for its utility fleet.

        Utilization and rates per day worked of the Company's foreign offshore support fleet were also adversely affected by the decline in commodity prices. As in its domestic operations, demand and rates per day worked for the Company's foreign offshore support vessels began to decline following the second quarter of 1998. Foreign utilization and rates per day worked averaged 91.1% and $7,200, respectively, during the second quarter of 1998 compared to 61.9% and $5,550, respectively, during the fourth quarter of 1999. In the Company's two principal foreign operating regions, Offshore West Africa and the North Sea, utilization and rates per day worked declined for all vessels owned and operated by the Company.

        During the fourth quarter of 1999, the Company experienced a slight increase in the demand for certain of its offshore support vessels due to an increase in the number of drilling rigs operating in the U.S. Gulf of Mexico. Improvement in demand for the Company's vessels cannot be expected without further increases in the number of rigs in operation. Beginning in the second half of 1999 and continuing into 2000, rig utilization and day rates improved, primarily in the U.S. Gulf of Mexico.

        CUSTOMERS

        The Company offers offshore marine services to over 200 customers who are primarily major integrated oil companies and large independent oil and gas exploration and production companies. The Company has enjoyed long-standing relationships with several of its customers, and the Company has established alliances with some of them. The percentage of revenues attributable to any individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects, and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 1999, approximately 10% of the Company's offshore marine service segment's operating revenues was received from Chevron.

        CHARTER TERMS

        Customers for offshore support vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service, and duration of employment. Charter terms may vary from several days to several years.

        COMPETITION

        The offshore marine service industry is highly competitive. In addition to price, service, and reputation, the principal competitive factors for offshore support fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support, and the cost of transferring equipment from one market to another.

        Although there are many suppliers of offshore marine services, management believes that only Tidewater, Inc. operates in all geographic markets and has a substantial percentage of the domestic and foreign offshore marine market in relation to that of the Company and its other competitors.

        GOVERNMENT REGULATION

        DOMESTIC REGULATION. The Company's operations are subject to significant federal, state, and local regulations, as well as international conventions. The Company's domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (the "Coast Guard"), the National Transportation Safety Board, the U.S. Customs Service, and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the Coast Guard is authorized to inspect vessels at will.

        The Company is also subject to the Shipping Act, 1916, as amended (the "Shipping Act"), and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the Shipping Act, the "Acts"), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S., (a) the corporation must be organized under the laws of the U.S. or of a state, territory, or possession thereof, (b) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be U.S. citizens, (c) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens, and (d) at least 75% of the interest in such corporation must be owned by U.S. "Citizens" (as defined in the Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

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

        FOREIGN REGULATION. The Company, through its subsidiaries, joint ventures, and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, Panama, Liberia, the Philippines, Argentina, Trinidad, Tunisia, and Mexico. The Company's vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction of registration of the vessels is a party. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification, and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the U.K. pursuant to the U.K. Safety Act.

        ENVIRONMENTAL REGULATION. The Company's offshore support vessels routinely transport diesel fuel to offshore rigs and platforms and carry diesel fuel for their own use, transport certain bulk chemical materials used in drilling activities, transport rig-generated wastes to shore for delivery to waste disposal contractors, and transport liquid mud which contains oil and oil by-products. These operations are subject to a variety of federal and analogous state statutes concerning matters of environmental protection. Statutes and regulations that govern the discharge of oil and other pollutants onto navigable waters include OPA 90 and the Clean Water Act of 1972, as amended (the "Clean Water Act"). The Clean Water Act imposes substantial potential liability for the costs of remediating releases of petroleum and other substances in reportable quantities. State laws analogous to the Clean Water Act also specifically address the accidental release of petroleum in reportable quantities.

        OPA 90, which amended the Clean Water Act, increased the limits on liability for oil discharges at sea, although such limits do not apply in certain listed circumstances. In addition, some states have enacted legislation providing for unlimited liability under state law for oil spills occurring within their boundaries. Other environmental statutes and regulations governing the Company's offshore marine operations include, among other things, the Resource Conservation and Recovery Act, as amended ("RCRA"), which regulates the generation, transportation, storage, and disposal of on-shore hazardous and non-hazardous wastes; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), which imposes strict and joint and several liability for the costs of remediating historical environmental contamination; and the Outer Continental Shelf Lands Act, as amended ("OCSLA"), which regulates oil and gas exploration and production activities on the Outer Continental Shelf.

        OCSLA provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. Because the Company's offshore marine operations rely on offshore oil and gas exploration and production, the government's exercise of OCSLA authority to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company's financial condition and results of operations.

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

        EQUIPMENT AND SERVICES

        OIL SPILL RESPONSE SERVICES. The Company owns and maintains specialized equipment that is positioned in designated areas to comply with regulations promulgated by the Coast Guard and also has personnel trained to respond to oil spills as required by customers and regulations. The Company provides these services on the East, Gulf, and West Coasts of the United States as well as in the Caribbean. West Coast coverage is provided through Clean Pacific Alliance ("CPA"), a joint venture between NRC and Crowley Marine Services.

        When an oil spill occurs, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company has established a network of approximately 85 independent oil spill response contractors that may assist it with the provisioning of equipment and personnel. NRC has acted as the principal contractor on several of the largest oil spills that have occurred in the United States after the enactment of OPA 90.

        TRAINING, DRILL, AND OTHER PROFESSIONAL SERVICES. The Company has developed customized training programs for industrial companies that educate personnel on the risks associated with the prevention of and response to oil spills, handling of hazardous materials, fire fighting, and other crisis-related events. The Company also plans for and participates in customer oil spill response drill programs, vessel response plans, and response exercises. The Company's drill services and training programs are offered both on a stand-alone basis and as part of its base retainer services.

        INTERNATIONAL. The Company operates its environmental service business internationally through IRC. Client services of IRC include oil spill response, training, exercise support, and special projects in assessing risk of spills, response preparedness, strategies, and resource requirements. International response services are currently provided in the Southeast Asia, Indian Ocean, Caribbean, and Latin America regions. Joint ventures have been formed with local partners in Thailand and Venezuela to provide spill response and other services to multinational oil companies, governments, and industry. The Company expects to complete the structuring of a Brazilian joint venture in 2000.

        CUSTOMERS AND CONTRACT ARRANGEMENTS

        The Company offers its retainer services and oil spill response services primarily to the domestic and international shipping community and to owners of facilities such as refineries, pipelines, exploration and production platforms, and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services to others, including, under certain circumstances, the Coast Guard. The Company presently has approximately 700 customers. The Company's retainer arrangements with these customers include both short-term contracts (one year or less) and long-term agreements, in some cases as long as ten years from inception. For the fiscal year ended December 31, 1999, approximately 25% and 13% of the Company's environmental retainer revenue was received from Coastal Refining and Marketing, Inc. and Citgo Petroleum Corporation, respectively.

        The Company also generates revenue from the supervision of activities in response to oil spill emergencies. The level of spill activity can dramatically impact the Company's environmental service revenue. A single large spill can contribute significantly to overall revenues and to operating income. However, the Company is unable to predict revenues from oil spills.

        COMPETITION

        The principal competitive factors in the environmental service business are price, service, reputation, experience, and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level has created a lower barrier to entry in several market segments, which has increased the number of competitors. The Company's oil spill response business faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other industry cooperatives, and also from smaller contractors who target specific market niches. The Company's environmental consulting business faces competition from a number of relatively small privately held spill management companies.

        GOVERNMENT REGULATION

        NRC is "classified" by the Coast Guard as an Oil Spill Removal Organization ("OSRO"). The OSRO classification process is strictly voluntary and plan holders who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process represents standard guidelines by which the Coast Guard and plan holders can evaluate an OSRO's potential to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations. NRC and CPA, in combination, hold OSRO classification under the current Coast Guard guidelines for every port in the continental United States, Hawaii, and the Caribbean.

        In addition to the Coast Guard, the Environmental Protection Agency ("EPA"), the Office of Pipeline Safety, the Minerals Management Service division of the Department of Interior, and individual states regulate vessels, facilities, and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

        When responding to third-party oil spills, the Company's environmental service business enjoys immunity from imposition of liability under federal law and some state laws for any spills arising from its response efforts, except if the Company's environmental service business is found to be grossly negligent or to have engaged in willful misconduct. The Company's environmental service business maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims that may arise

        DRILLING SERVICES

        THE RIGS

        Jackup rigs are the largest category of mobile offshore drilling units, representing approximately 60% of such units. A mobile offshore drilling unit consists of a drilling package mounted on a hull, which is maintained at a specific location during drilling operations. The drilling package typically consists of a power plant, hoisting equipment, a rotary system, tubulars, and systems for mud treating and pumping, well control, and the handling of bulk materials. The specifications of the drilling package determine the capability of the rig to drill to various depths and penetrate certain sub-surface environments. The drilling unit also includes the living quarters, heliport, cranes, and other equipment necessary to support the drilling operations. The design of the particular drilling unit determines the marine environment in which it can operate.

        Several factors determine the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth, and seabed conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, the intended well depth and variable deck load, and well control requirements. Considerable variation in utilization and day rates often exists for different types of rigs, primarily as a function of their capabilities and location.

        Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. A jackup rig consists of the hull, jacking system, drilling equipment, crew quarters, loading and unloading facilities, storage areas, heliport, and other related equipment. Oil and gas exploration companies use jackup rigs extensively for offshore drilling in water depths from 20 feet to 350 feet. A jackup rig is towed to the drillsite with its hull riding in the sea and its legs retracted. At the drillsite, the legs are jacked down to the ocean floor until the hull has been elevated a sufficient distance above the water to allow storm waves to pass beneath. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

        The nature of the seabed at a particular drilling location dictates the appropriate rig-leg configuration of the jackup rig to be used. Some jackup rigs have a lower hull (mat) attached to the bottom of the rig legs, while others have independent legs. A mat-supported rig provides a stable foundation in flat soft-bottom areas, while independent-leg rigs are better suited for harder or uneven seabed conditions.

        Jackup rigs can be generally characterized as either slot jackup rigs or cantilevered jackup rigs. Slot-design rigs are configured for drilling operations to take place through a slot in the hull. A slot design is appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform, although some slot design rigs are capable of drilling over certain production platforms. A cantilevered jackup rig can extend its drill floor and derrick over an existing, fixed structure, thereby permitting the rig to drill or work over a well located on such a structure.

        Jackup rigs vary a great deal in size and capability. The Company defines premium jackup rigs as cantilevered, independent-leg, jackup rigs capable of operating in water depths of 300 feet or greater, excluding (due to their substantially higher construction cost) the class of jackup rigs built for service in "harsh environments," such as the North Sea and Eastern Canada.

        The Rigs constructed by the Company consist of one LeTourneau Enhanced 116-C jackup rig and one LeTourneau Super 116 jackup rig, both of which are improved versions of the most versatile and popular design in the worldwide jackup rig fleet (the LeTourneau 116-C). The hulls, machinery, and outfitting are identical on the two Rigs and are based on the larger LeTourneau Super 116 design. The only difference is that the LeTourneau

        Super 116 design has a leg that has been designed to a higher specification while the LeTourneau Enhanced 116-C design is based on a LeTourneau 116-C design that has subsequently been strengthened to carry the larger LeTourneau Super 116 hull and longer legs. The Rigs have capabilities that exceed those of typical existing premium jackup rigs, including increased engine horsepower, increased hydraulic horsepower, and an enlarged mud handling and solids control system. The Rigs also incorporate such features as digital drilling controls, dual pipe handling, pipe handling robotics, and a drillpipe identification and tracking system.

        The Rigs are registered in Panama with an "A1--Self Elevating Drilling Unit" certification from the American Bureau of Shipping.

        MARKET

        The offshore contract drilling business is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development, and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries, and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

        The Company expects to focus its operations initially on the U.S. Gulf of Mexico market, which is the largest single market for jackup rigs in the world and which features the presence of an established pipeline and production infrastructure. Due to the Company's initial focus on the U.S. Gulf of Mexico, the Company's business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the U.S. Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there.

        Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply, and high day rates followed by periods of low demand, excess rig supply, and low day rates. During 1998 and early 1999, the decline in product prices in the oil and gas industry resulted in reduced day rates and decreased utilization worldwide and particularly in the U.S. Gulf of Mexico jackup market. Should recent improvements in product prices in the oil and gas industry be sustained, owners of jackup rigs should benefit through an improvement in day rates and utilization.

        COMPETITION

        The contract drilling industry is highly competitive. Customers sometimes award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, and quality of service and equipment, price is the major factor in determining the selection of a drilling contractor. The Company believes that competition for drilling contracts will continue to be intense for the foreseeable future because of the ability of contractors to move rigs from areas of low utilization and day rates to areas of greater activity and relatively higher day rates. Such movement or a decrease in drilling activity in any major market could further depress day rates and could adversely affect utilization of the Company's Rigs. Substantially all of the Company's competitors in the business of providing jackup drilling services have substantially larger fleets and are more established as drilling contractors.

        OFFSHORE CONTRACT DRILLING SERVICES

        The Company's contracts to provide offshore drilling services are expected to vary in their terms and provisions. The Company expects that it may obtain contracts through competitive bidding, although the Company may also be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed day rate basis regardless of whether such drilling results in a successful well. Drilling contracts may also provide for lower rates during periods when a rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions, or other conditions beyond the control of the Company. Under day rate contracts, the Company would generally expect to pay the operating expenses of the Rig, including wages and the cost of incidental supplies. Revenues from day rate contracts are expected to account for a substantial portion of the Company's revenues. In addition, the Company may work a Rig under day rate contracts pursuant to which the customer also agrees to pay the Company an incentive bonus based upon performance.

        A day rate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract"), or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or in some cases due to other events beyond the control of either party. In addition, it is expected that certain of the Company's Rig contracts may permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including day rates.

        The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that give contractors the flexibility to profit from increasing day rates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain drilling prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve day rates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower day rates. In general, the Company intends to seek a reasonable balance of single well, well-to-well, and term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing day rates in a rising market.

        The Company's Rig operations will be subject to the many hazards inherent in the offshore drilling business, including blowouts, craterings, fires, collisions, and groundings of drilling equipment, which could cause substantial damage to the environment, and damage or loss from adverse weather and sea conditions. These hazards could also cause personal injury and loss of life, suspend drilling operations, or seriously damage or destroy the property and equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. The Company's offshore drilling equipment will also be subject to hazards inherent in marine operations, such as capsizing, grounding, collision, damage from weather or sea conditions, or unsound location. In addition, the Company may be subject to liability for oil spills, reservoir damage, and other accidents that could cause substantial damages.

        Although as of the date of this Report, the Company's Rig operations have received no revenues from external customers attributable to foreign countries, and the Company's long-lived Rig assets are currently located in the United States, in the future all or a portion of the revenues from operation of the Rigs may be derived from foreign operations and be subject, in varying degrees, to risks inherent in doing business abroad. The Company's non-U.S. Rig operations will be subject to certain political, economic, and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation, and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. The Company's Rig operations outside the United States may face the additional risks of fluctuating currency values, hard currency shortages, controls of currency exchange, and repatriation of income or capital.

        GOVERNMENTAL REGULATION

        The Company's Rig operations are subject to numerous federal, state, and local environmental laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may in certain circumstances impose "strict liability" and render a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

        OPA 90 and similar legislation enacted in Texas, Louisiana, and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA 90, such similar legislation, and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA 90 imposes strict, and with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages. OPA 90 also imposes ongoing financial responsibility requirements on a responsible party. A failure to comply with such ongoing requirements or inadequate cooperation in a spill could subject a responsible party, including in some circumstances, the Company, to civil or criminal enforcement action. OPA 90 also requires the U.S. Minerals Management Service to promulgate regulations to implement the financial responsibility requirements for offshore facilities. If implemented as written, the financial responsibility requirements of OPA 90 could have the effect of significantly increasing the amount of financial responsibility that oil and gas operators must demonstrate to comply with OPA 90. While industry groups and marine insurance carriers are seeking modification of these requirements, implementation of these requirements in their current form could adversely affect the ability of some of the Company's prospective customers to operate in U.S. waters, which could have a material adverse effect on the Company.

        The Clean Water Act prohibits the discharge of certain substances into the navigable waters of the U.S. without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before certain exploration or drilling activities occur. Violations of monitoring, reporting, and permitting requirements can result in the imposition of civil and criminal penalties. The provisions of the Clean Water Act can also be enforced by citizens' groups. Many states have similar laws and regulations.

        OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles, and structures. Violation of lease terms relating to environmental matters or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

        CERCLA currently exempts crude oil, and RCRA currently exempts certain drilling materials, such as drilling fluids and production waters, from the definitions of hazardous substances and hazardous wastes. However, the Company's operations may involve the generation, use, or handling of other materials, such as fracturing fluids or acids that may be classified as environmentally hazardous substances or waste, and that are subject to RCRA and comparable state statutes. There can be no assurance that such exemptions will be preserved in future amendments of such acts, if any, or that more stringent laws and regulations protecting the environment will not be adopted. The EPA and various state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and are considering the adoption of stricter handling and disposal standards for nonhazardous wastes. CERCLA assigns strict liability to each responsible party, as defined, for all response and remediation costs, as well as natural resource damages. Few defenses exist to the liability imposed by CERCLA.

        The Company's Rig operations are subject to the Clean Air Act, as amended, and comparable state statutes. Traditional air quality programs relating to the prevention of significant deterioration of air quality in areas with unacceptable pollution levels ("nonattainment areas") restrict drilling in affected areas. Amendments to the Clean Air Act were adopted in 1990 and contain provisions that may impose certain requirements with respect to air emissions that may require capital expenditures by the Company. Any greater degree of regulation in nonattainment areas would increase the cost associated with operation in those areas.

        OTHER INVESTMENTS

        In 1998, the Company acquired an interest in the predecessor of Globe Wireless, LLC ("Globe Wireless") and now owns approximately 38% of the voting Units issued by Globe Wireless. Globe Wireless is a provider of advanced marine telecommunication services using satellite and high frequency radio technologies. It owns and operates a worldwide network of high frequency radio stations to offer email, data transfer, and Telex services to ships at a much lower cost than competing satellite services. The Company believes that Globe Wireless offers the only such service combining radio, satellite, and Internet communications to the maritime community. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Globe Wireless."

        In addition, the Company from time to time, makes investments in other related businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures."

        EMPLOYEES

        As of December 31, 1999, the Company directly or indirectly employed approximately 2,800 persons. Of the individuals directly employed by the Company, approximately 1,700 work aboard offshore support vessels or Rigs and 405 work ashore. The Company's administrative, base support, and managerial personnel include 302 offshore marine, 80 environmental, and 12 drilling service segment employees and 11 corporate employees.

        The Company also indirectly employs personnel for its various operations. West Africa Offshore, Ltd., a Nigerian corporation of which the Company owns 40%, assists with the management of the Company's vessels operating offshore Nigeria and, at December 31, 1999, employed approximately 215 shipboard and 100 administrative, shore support, and managerial personnel. At December 31, 1999, approximately 90 shipboard personnel were provided to the Company for its North Sea offshore supply vessel operations pursuant to an agreement with SMIT. At December 31,

        1999, Celtic Pacific Ship Management Overseas, Ltd., a vessel manning agency, provided approximately 210 shipboard personnel for the Company's North Sea standby safety operations. At December 31, 1999, the Company's partner in ELI provided approximately 80 base support and administrative personnel for its logistics operations.

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

        BAREBOAT CHARTER. This is a lease arrangement under which the lessee (charterer) is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the vessel owner.

        CREW BOATS. Crew boats transport personnel and cargo to and from production platforms and rigs. Older crew boats, early 1980's built, are generally 100 ft. to 110 ft. in length and are generally designed for speed to transport personnel and small amounts of cargo. Newer crew boat designs, also known as Fast Support Intervention Vessels ("FSIV"), are generally larger, 130 ft. to 180 ft. in length, and have greater cargo carrying capacities. They are used primarily to transport cargo on a time sensitive basis.

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

        PROJECT AND GEOPHYSICAL VESSELS. These vessels generally have special features to meet the requirements of specific jobs. The special features include large deck spaces, high electrical generating capacities, slow controlled speed and unique thrusters, extra berthing facilities, and long range capabilities. These vessels are primarily used for well stimulation and for the deployment of seismic data gathering equipment.

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

        SUPPLY VESSELS. Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by cargo flexibility and capacity. The size of a vessel typically determines deck capacity, although vessels constructed after 1979 with exhaust stacks forward have better configurations for cargo stowage and handling. In addition to deck cargo, such as pipe or drummed materials on pallets, supply vessels transport liquid mud, potable and drill water, diesel fuel and dry bulk cement. Generally, customers prefer vessels with large liquid mud and bulk cement capacity and large areas of clear deck space. For certain jobs, other characteristics such as maneuverability, fuel efficiency, or firefighting capability may also be important.

        TIME CHARTER. This is a lease arrangement under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity.

        TOWING SUPPLY VESSELS. These vessels perform the same functions as supply vessels but are equipped with more powerful engines (3,000 to 5,000 horsepower) and deck mounted winches, giving them the added capability to perform general towing duties, buoy setting and limited anchor handling work. Towing supply vessels are primarily used in international operations, which require the additional versatility that these vessels offer relative to supply vessels.

        UTILITY VESSELS. These vessels provide service to offshore production facilities and also support offshore maintenance and construction work. Their capabilities include the transportation of fuel, water, deck cargo, and personnel. They range in length from 96 feet to 135 feet and can, depending on the vessel design, have enhanced features such as firefighting and pollution response capabilities.

        ITEM 2.         PROPERTIES

        SEACOR's executive offices in Houston, Texas and New York, New York and its offshore marine and drilling service segments' headquarters are located in Houston, Texas. Headquarters for the Company's environmental service segment are located in Calverton, New York.

        The Company also maintains additional facilities in support of its offshore marine, environmental service, and logistics operations. Domestically, the offshore marine service segment's largest base is located in Morgan City, Louisiana and includes administrative offices, warehouse facilities, and a waterfront site for vessel dockage. Other domestic offshore marine service segment facilities are located primarily in Louisiana cities that both serve as ports-of-call for many customers and represent strategically dispersed operating bases along the U.S. Gulf of Mexico. In its foreign operations, the Company's offshore marine service segment maintains offices in Rotterdam, the Netherlands, Paris, France, Great Yarmouth, London, and Aberdeen, United Kingdom, Dubai, United Arab Emirates, and Singapore in support of its widely dispersed foreign fleet. The Company's logistics operation has sites in Morgan City, Cameron, Venice, Belle Chasse, and Dulac, Louisiana, Sabine Pass, Texas, and Pascagoula, Mississippi that serve as operating bases or provide administrative offices and warehouse facilities. The Company's environmental service segment maintains small marketing offices in Florida, Texas, Tennessee, California, Louisiana, New Jersey, Washington, St. Croix, and Puerto Rico. The Company believes that its facilities, including waterfront locations used for vessel dockage and the undertaking of certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding the Company's fleet is included in Item 1 of this Form 10-K.

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

        ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

        ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, and offices held by each of the executive officers of the Company at December 31, 1999 were as follows:

             NAME                           AGE                                           POSITION
--------------------------------     ------------------       -----------------------------------------------------
Charles Fabrikant                           55                Chairman of the Board of Directors,
                                                              President, and Chief Executive Officer
Randall Blank                               49                Executive Vice President, Chief Financial
                                                              Officer and Secretary
Alice Gran                                  50                Vice President and General Counsel
Lenny Dantin                                47                Vice President and Treasurer
Milton Rose                                 55                Vice President
Andrew Strachan                             52                Vice President


        Charles Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR since December 1989 and has served as a director of certain of SEACOR's subsidiaries since December 1989. He has been President of SEACOR since October 1992. For more than the past five years, Mr. Fabrikant has been the Chairman of the Board and Chief Executive Officer of SCF Corporation ("SCF") and President of Fabrikant International Corporation ("FIC"), each a privately owned corporation engaged in marine operations and investments. Since January 1992, Mr. Fabrikant has been Chairman of the Board of NRC. Each of SCF and FIC may be deemed to be an affiliate of the Company. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

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

                                     PART II


        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On October 23, 1996, SEACOR's Common Stock commenced trading on the New York Stock Exchange, Inc. (the "NYSE") under the trading symbol "CKH." Prior to October 23, 1996, SEACOR's Common Stock was traded on the Nasdaq Stock Market's National Market under the trading symbol "CKOR." Set forth in the tables below for the periods presented are the high and low sale prices for SEACOR's Common Stock:

                                                                                HIGH                        LOW
                                                                        ----------------------     ----------------------
     Fiscal Year Ending December 31, 1998:
       First Quarter...........................................                  61 1/8                     50 1/4
       Second Quarter..........................................                  61 15/16                   53 1/2
       Third Quarter...........................................                  61 7/16                    33
       Fourth Quarter..........................................                  54 3/8                     31 1/4

     Fiscal Year Ending December 31, 1999:
       First Quarter...........................................                  54 1/2                     38 1/2
       Second Quarter..........................................                  57 5/8                     48 1/2
       Third Quarter...........................................                  55 9/16                    47 1/2
       Fourth Quarter..........................................                  53 11/16                   44 11/16

     Fiscal Year Ending December 31, 2000:
       First Quarter (through March 24, 2000)..................                  57 1/8                     43 9/16


        The closing sale price of SEACOR's Common Stock, as reported on the NYSE Composite Tape on March 24, 2000, was $56 per share. As of March 24, 2000, there were 81 holders of record of the Common Stock.

        SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any such dividends in the foreseeable future. Instead, SEACOR intends to retain earnings for working capital and to finance the expansion of its business. Pursuant to the terms of the Company's $100.0 million reducing revolving credit facility with Den norske Bank ASA (the "DnB Credit Facility"), SEACOR may declare and pay dividends if it is in full compliance with the covenants contained in the DnB Credit Facility and no Events of Default, as defined in the DnB Credit Facility, have occurred and are continuing or will occur after giving effect to any declaration or distribution to shareholders. In addition to any contractual restrictions, as a holding company, SEACOR's ability to pay any cash dividends is dependent on the earnings and cash flows of its operating subsidiaries and their ability to make funds available to SEACOR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                                                                                YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                           1995           1996           1997           1998           1999
                                                        ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
Operating revenue:
   Marine............................................   $    104,894   $    193,557   $    325,009   $    359,611   $    258,705
   Other.............................................         21,765         30,887         21,939         26,180         30,720
                                                        ------------   ------------   ------------   ------------   ------------
                                                            126,659        224,444        346,948        385,791        289,425
Costs and Expenses:
   Operating expenses -
      Marine..........................................       66,205        108,043        158,175        177,236        154,947
      Other...........................................       12,223         16,625          9,318         10,486         11,839
   Administrative and general.........................       13,953         22,304         28,299         36,102         34,744
   Depreciation and amortization......................       18,842         24,967         36,538         36,449         41,282
                                                        ------------   ------------   ------------   ------------   ------------
Operating Income......................................       15,436         52,505        114,618        125,518         46,613
Net interest income (expense).........................       (4,098)        (2,155)        (1,412)         2,548         (1,835)
Gain from equipment sales or retirements, net.........        4,076          2,264         61,928         38,338          1,677
Other income (expense) (1)............................          228           (646)           569          6,492         (2,939)
                                                        ------------   ------------   ------------   ------------   ------------
Income before income taxes, minority interest,
   equity in net earnings of 50% or less owned
   companies, and extraordinary item..................       15,642         51,968        175,703        172,896         43,516
Income tax expense....................................        5,510         18,535         61,384         60,293         15,249
                                                        ------------   ------------   ------------   ------------   ------------
Income before minority interest, equity in
   net earnings of 50% or less owned
   companies, and extraordinary item..................       10,132         33,433        114,319        112,603         28,267
Minority interest in (income) loss of subsidiaries....          321            244           (301)        (1,612)         1,148
Equity  in  net   earnings  of  50%  or  less  owned            872          1,283          5,575         13,627            330
companies............................................. ------------   ------------   ------------   ------------   ------------
Income before extraordinary item......................       11,325         34,960        119,593        124,618         29,745
Extraordinary  item - gain (loss) on  extinguishment
of debt, net of tax.................................              -           (807)          (439)         1,309          1,191
                                                        ------------   ------------   ------------   ------------   ------------
Net income...........................................   $     11,325   $     34,153   $   119,154    $    125,927   $     30,936
                                                        ============   ============   ============   ============   ============
Net income per common share:
      Basic earnings per common share................   $       1.50   $       2.97   $       8.61   $       9.59   $       2.60
      Diluted earnings per common share...............          1.37           2.74           7.47           8.25           2.54

STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities.............   $      9,939   $     58,737   $    105,548   $    122,141   $     47,872
   Cash provided by (used in) investing activities....       (78,695)      (100,120)      (215,087)      (149,202)        39,779
   Cash provided by (used in) financing activities....        53,291        161,482        135,468         27,308        (82,686)

OTHER FINANCIAL DATA:
   EBITDA (2)........................................   $     35,964   $     79,730   $    157,341   $    174,293   $     91,977

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents(3)......................   $       28,786 $    149,053   $    175,381   $    175,267   $    178,509
   Total assets......................................          350,883      636,455      1,019,801      1,257,975      1,196,991
   Total long-term debt, including current portion...          111,095      220,452        360,639        474,921        468,493
   Stockholders' equity..............................          183,464      351,071        474,014        542,782        508,130

-------------------
            (1) In 1998 and 1999, other income primarily includes gains or losses from commodity swap transactions, the sale of marketable securities, and the sale of investments in 50% or less owned companies.
            (2) As used herein, "EBITDA" is operating income plus depreciation and amortization, amortization of deferred mobilization costs, which is included in marine operating expenses, minority interest in (income) loss of subsidiaries and equity in net earnings of 50% or less owned companies, before applicable income taxes. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity.
            (3) Cash and cash equivalents exclude restricted cash in 1997, 1998, and 1999 of $46,983, $69,234, and $21,985, respectively, and marketable securities in 1996, 1997, 1998, and 1999 of $311, $160,440, $194,703, and $73,005, respectively.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OFFSHORE MARINE SERVICES

        The Company provides marine transportation, logistics, and related services largely dedicated to supporting offshore oil and gas exploration and production. Marine transportation services are provided through the operation, domestically and internationally, of offshore support vessels. The Company's vessels deliver cargo and personnel to offshore installations, tow and handle the anchors of drilling rigs and other marine equipment, support offshore construction and maintenance work, and provide standby safety support. The Company's vessels also are used for special projects, such as well stimulation, seismic data gathering, freight hauling, line handling, salvage, and oil spill emergencies. Logistics services include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations.

        Operating revenues are affected primarily by the number of vessels owned, average rates per day worked and utilization of the Company's fleet, and the number of vessels bareboat and time chartered-in.

        Since 1994, acquisition transactions and investments in joint ventures that have significantly increased the size of the Company's fleet include: (i) 127 vessels acquired in the 1995 Graham Transaction, (ii) 11 vessels acquired in the 1995 and 1996 CNN Transactions, (iii) 41 vessels acquired in the 1996 McCall Transaction, (iv) 28 vessels acquired and equity investments in joint ventures that owned 21 vessels pursuant to the 1996 SMIT Transaction, (v) 24 vessels acquired in the 1997 Galaxie Transaction, and (vi) 25 vessels constructed during 1997, 1998, and 1999. The vessels acquired in the Graham Transaction, the McCall Transaction, and the Galaxie Transaction and the vessels constructed primarily support the oil and gas exploration and production industry in the U.S. Gulf of Mexico; whereas, vessels acquired in the 1995 and 1996 CNN Transactions and the SMIT Transaction are employed in foreign offshore support markets. The Company also actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. Since 1994, the Company has sold 113 vessels, and at December 31, 1999, 23 of the vessels sold were bareboat chartered-in. At December 31, 1999, the Company was constructing 2 crew and 1 anchor handling towing supply vessel that are expected to enter service in 2000.

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

                                                                             Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                  1997                 1998                1999
                                                            ------------------   -----------------   ------------------
Rates per Day Worked ($):(1)(2)
   Supply/Towing supply...............................               6,283                6,572               5,432
   Anchor handling towing supply......................              10,176               12,283              11,869
   Crew...............................................               2,291                2,701               2,493
   Standby safety.....................................               6,033                6,620               6,045
   Utility/Line handling..............................               1,381                1,904               1,691
   Geophysical, Freight, and Other....................               4,586                6,120               5,576
       Overall fleet..................................               3,598                4,254               3,929

Overall Utilization (%):(1)
   Supply/Towing supply...............................                92.3                 89.4                69.9
   Anchor handling towing supply......................                84.4                 85.8                73.5
   Crew...............................................                97.5                 93.2                83.0
   Standby safety.....................................                94.0                 99.5                74.1
   Utility/Line handling..............................                97.9                 91.6                65.9
   Geophysical, Freight, and Other....................                97.7                 99.2                55.7
       Overall fleet..................................                95.2                 91.5                73.1


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

        From time to time, the Company bareboat or time charters-in vessels. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense. At December 31, 1999, 28 vessels were bareboat chartered-in, including 23 under sale and leaseback arrangements, and no vessels were time chartered-in.

        The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels which are chartered-out are owned. At December 31, 1999, the Company had 14 vessels bareboat chartered-out, which included 11 chartered to its joint ventures, entities affiliated with its joint venture operations, or the environmental service segment.

        The table below sets forth the Company's fleet structure at the dates indicated.

                                                                             At December 31,
                                                        -----------------------------------------------------------
                  Fleet Structure                             1997                 1998                1999
-----------------------------------------------------   -----------------    -----------------   ------------------
Owned..............................................             248                  225                 222
Bareboat and time chartered-in.....................              11                   27                  28
Managed............................................               1                    4                   1
Joint ventures and pool vessels(1):
    TMM Joint Venture..............................              13                   17                  14
    SMIT Joint Venture.............................              21                   18                  15
    Other Joint Ventures...........................               -                    4                   6
    SEAVEC Pool....................................               5                    5                   4
    Avian Fleet Pool (formally, Saint Fleet Pool)..               7                    7                   4
                                                        -----------------    -----------------   ------------------
      Overall Fleet................................             306                  307                 294
                                                        =================    =================   ==================

------------
(1)        See "Business - Joint Ventures and Pooling Arrangements."


        Vessel operating expenses are primarily a function of fleet size and utilization. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs, and marine insurance. In addition to variable vessel operating expenses, the offshore marine business also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant operating cost, and the amount related to vessels is the most significant component.

        A portion of the Company's revenues and expenses, primarily from the Company's North Sea operations, are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 39% of the Company's offshore marine operating revenues were derived from foreign operations, whether in U.S. dollars or foreign currencies, for the twelve months ended December 31, 1999.

        The Company's foreign offshore marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

        Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or fiscal year or drydock and repair a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the years ended December 31, 1999, 1998, and 1997, drydocking costs totaled $5.5 million, $10.8 million, and $11.6 million, respectively. During those same periods, the Company completed the drydocking of 81, 95, and 109 marine vessels, respectively.

        As of December 31, 1999, the average age of vessels owned by the Company was approximately 14.1 years. Excluding the Company's standby safety vessels, the average age of the Company's fleet was approximately 13.7 years. The Company believes that after offshore support vessels have been in service for approximately 25 years (20 years for crewboats), the level of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.
        Operating results are also affected by the Company's participation in the following joint ventures: (i) the Veesea Joint Venture, a majority owned subsidiary which operated 11 standby safety vessels in the North Sea at December 31, 1999; (ii) the SEAVEC Pool and Avian Fleet Pool which coordinate the marketing of 19 standby safety vessels in the North Sea, of which 11 were owned by the Veesea Joint Venture at December 31, 1999; (iii) the TMM Joint Venture which operated 19 offshore marine vessels in Mexico at December 31, 1999, including 5 bareboat or time chartered-in from the Company; (iv) the SMIT Joint Ventures which operated 16 offshore marine vessels in the Far East, Latin America, the Middle East, and the Mediterranean at December 31, 1999; (v) the Vision Joint Venture, a majority owned subsidiary which operated 1 offshore marine vessel in the U.S. Gulf of Mexico at December 31, 1999; (vi) the Logistics Joint Venture, which provides shorebase, marine transport, and other supply chain management services, and (vii) Other Joint Ventures which operated 8 offshore marine vessels in Latin America, the Mediterranean, the Far East and the U.S. Gulf of Mexico. See "Business - Joint Ventures and Pooling Arrangements."

        On December 2, 1999, Energy Logistics, Inc. acquired all of the outstanding common shares of Liberty for $1.9 million, subject to certain adjustments as defined in the associated stock purchase agreement. To finance the transaction, Energy Logistics, Inc. sold additional shares of its common stock to the Company for $0.7 million, borrowed $1.2 million from the Company, and used existing cash balances. The Company's ownership interest in Energy Logistics, Inc. rose to 67% following its recent share acquisition, and from December 1999, the financial condition, results of operations, and cash flows of ELI are reflected in the Company's consolidated financial statements. Prior to December 1999, the Company reported its equity interest in Energy Logistics, Inc. as an investment in a 50% or less owned company that was accounted for by the equity method.

        On February 9, 2000, the Company announced that it signed a letter of intent to acquire all of the issued share capital of Boston Putford. Boston Putford's standby safety vessels, certain joint venture interests and vessels, and fixed assets will be acquired for aggregate consideration of approximately (pound)19.0 million. Boston Putford will also receive aggregate consideration of approximately (pound)5.0 million for working capital in the companies at closing. The purchase consideration will consist of (pound)15.0 million in cash, approximately 84,000 shares of Common Stock, approximately (pound)9.1 million in five year zero coupon notes having a current value of (pound)6.2 million, and the assumption of certain liabilities. The final purchase price is subject to certain closing adjustments. Boston Putford's standby safety fleet, including vessels held in joint ventures but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern U.K. sector of the North Sea. Consummation of the transaction is also subject to satisfactory completion of due diligence, execution of definitive documentation, and receipt of all necessary regulatory approvals and compliance with appropriate procedures in the United States and the United Kingdom. The Company expects to consolidate its standby safety services in the U.K. sector of the North Sea into the Boston Putford operations following completion of its acquisition of Boston Putford.

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

        Pursuant to retainer agreements entered into with the Company, certain vessel owners pay in advance to the Company an annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain vessel and facility owners pay a fixed fee or a fee based on volume of petroleum product transported for the Company's retainer services and such fee is recognized ratably throughout the year. The Company's retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years.

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

        DRILLING SERVICES

        The Company's drilling service business is conducted through Chiles Offshore, a 58.3% majority owned subsidiary. From inception and until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts constructing two mobile offshore drilling rigs, raising capital, and securing contracts for the Rigs. In 1997, Chiles commenced construction of two premium jackup mobile offshore drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively.

        The drilling service segment's operating revenues are affected by rates per day worked and utilization of the Rigs. The rates per day worked and utilization of the Rigs are a function of demand for and availability of rigs, which are closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

        The drilling service segment's operating expenses are primarily a function of fleet size and utilization. The most significant variable operating expenses for the Rigs are compensation and related expenses for personnel, maintenance and repairs, supplies, and insurance. In addition to variable operating expenses, the drilling service segment also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant fixed operating charge and the amount related to the Rigs is the most significant component.

        The Chiles Columbus was placed in service in June 1999. At December 31, 1999, it was operating under a multi-well contract in the U.S. Gulf of Mexico. If all wells currently planned by the customer of the Chiles Columbus are drilled, work is expected to continue through the third quarter of 2000. The Chiles Magellan was placed in service in November 1999. At December 31, 1999, it was operating in the U.S. Gulf of Mexico under a drilling contract with expected completion in February 2000. Following this project, the Chiles Magellan is contracted to provide additional drilling services in the U.S. Gulf of Mexico with expected completion in June 2000 (the "Magellan Contract"). Under the terms of the Magellan Contract, Chiles received a $1.5 million advance deposit from the customer against expected contractual revenues under the Magellan Contract. Failure of the Chiles Magellan to be available in accordance with certain terms and conditions of the Magellan Contract could obligate Chiles to return the $1.5 million advance deposit to its customer. After an initial well, the customer under the Magellan Contract has certain options to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time at the then-current market rates. Chiles has also entered into arrangements for the deferral, until October 2000, of certain vendor payments totaling $3.5 million with respect to the construction of the Rigs.

        Chiles has recently entered into a Bareboat Charter Agreement ("Charter") for a rig ("Chartered Rig") constructed for the owner at a U.S. shipyard. The Chartered Rig is similar in class to the Rigs owned by Chiles. The Charter commenced in January 2000 upon delivery of the Chartered Rig from the shipyard. Chiles is presently commissioning the Chartered Rig in preparation for service in the U.S. Gulf of Mexico to start in the second quarter of 2000.

        Since delivery of the Rigs in 1999 and through December 31, 1999, utilization and average day rates were 99.4% and $29,900, respectively.

        RESULTS OF OPERATIONS

        The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars. The Company evaluates the performance of each operating segment based upon the operating profit of the segment including gains or losses from equipment sales and retirements and the sale of interest in 50% or less owned companies and equity in the net earnings of 50% or less owned companies, but excluding minority interest in income or loss of subsidiaries, interest income and expense, gains or losses from commodity swap transactions and the sale of marketable securities, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Income included in Part IV of this Annual Report on Form 10-K net of corporate expenses and certain other income and expense items. The disaggregation of financial results has been prepared using a management approach. Segment assets exclude those considered by the Company to be of a corporate nature. Corporate assets include SEACOR and its wholly owned subsidiaries' unrestricted cash, marketable securities, certain other assets, and property and equipment related to corporate operations. Information disclosed in the tables presented below may differ from separate financial statements reported by subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                                                                  Corporate
                                                    Marine      Environmental     Drilling      and Other        Total
                                                 ------------  --------------  -------------  -------------  ------------
1999
Operating Revenues -
  External Customers.............................$   258,177   $       22,659   $      7,651  $         938(a)$   289,425
  Intersegment...................................        528              161              -           (689)            -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   258,705   $       22,820   $      7,651  $         249  $    289,425
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$    46,158   $        4,801   $       (585) $         144  $     50,518
Gains from Equipment Sales or Retirements, net...      1,661               16              -              -         1,677
Loss from Sale of Interest in a 50% or Less
Owned Company....................................        (72)               -              -              -           (72)
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies...........................      4,906              814              -         (3,107)        2,613
Minority Interest in Loss of Subsidiaries........          -                -              -          1,148         1,148
Net Interest Expense.............................          -                -              -         (1,835)       (1,835)
Losses from Commodity Swap Transactions, net.....          -                -              -         (1,323)       (1,323)
Losses from Sale of Marketable Securities, net...          -                -              -           (279)         (279)
Corporate Expenses...............................          -                -              -         (5,169)       (5,169)
Income Taxes.....................................          -                -              -        (17,533)      (17,533)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$    52,653   $        5,631   $       (585) $     (27,954) $     29,745
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    41,989   $        1,288   $          -  $      33,999  $     77,276
Other Segment Assets.............................    621,197           27,650        199,294              -       848,141
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    663,186           28,938        199,294         33,999       925,417
Corporate........................................          -                -              -        271,574       271,574
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$   663,186   $       28,938   $    199,294  $     305,573  $  1,196,991
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$    34,936   $        3,815   $      2,478  $          53  $     41,282
=========================================================================================================================
1998
Operating Revenues -
  External Customers.............................$   359,611   $       26,180   $          -  $           -  $    385,791
  Intersegment...................................          -                -              -              -             -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   359,611   $       26,180   $          -  $           -  $    385,791
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$   127,403   $        4,479   $       (823) $           -  $    131,059
Gains from Equipment Sales or Retirements, net...     38,227              111              -              -        38,338
Gain from Sale of Interest in a 50% or Less
Owned Company....................................      1,197                -              -              -         1,197
Equity in Net Earnings of 50% or Less Owned
Companies........................................     13,657              554              -              -        14,211
Minority Interest in Income of Subsidiaries......          -                -              -         (1,612)       (1,612)
Net Interest Income..............................          -                -              -          2,548         2,548
Gains from Commodity Swap Transactions, net......          -                -              -          3,273         3,273
Gains from Sale of Marketable Securities, net....          -                -              -          1,827         1,827
Corporate Expenses...............................          -                -              -         (5,344)       (5,344)
Income Taxes.....................................          -                -              -        (60,879)      (60,879)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$   180,484   $        5,144  $        (823) $     (60,187) $    124,618
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    54,954   $          524  $           -  $           -  $     55,478
Other Segment Assets.............................    770,614           29,103        177,832              -       977,549
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    825,568           29,627        177,832              -     1,033,027
Corporate........................................          -                -              -        224,948       224,948
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$    825,568  $       29,627  $     177,832  $     224,948  $  1,257,975
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$     32,534  $        3,846  $          56  $          13  $     36,449
=========================================================================================================================


                                                                                               Corporate
                                                    Marine       Environmental    Drilling      and Other        Total
                                                 ------------   -------------  -------------  -------------  -------------
 1997
 Operating Revenues -
   External Customers............................$    325,009   $      21,939  $           -  $           -  $     346,948
   Intersegment..................................           -               -              -              -              -
                                                 ------------   -------------  -------------  -------------  -------------
    Total........................................     325,009   $      21,939  $           -  $           -  $     346,948
                                                 ============   =============  =============  =============  =============

 Operating Profit                                $    115,818   $       3,029  $       (382)  $           -  $     118,465
 (Loss).............................
 Gains (Losses) from Equipment Sales or                62,027             (99)             -              -         61,928
 Retirements, net................................
 Equity in Net Earnings of 50% or Less Owned            5,656             771              -              -          6,427
 Companies.......................................
 Minority Interest in Income of Subsidiaries.....           -               -              -           (301)          (301)
 Net Interest Expense............................           -               -              -         (1,412)        (1,412)
 Corporate Expenses..............................           -               -              -         (3,278)        (3,278)
 Income Taxes....................................           -               -              -        (62,236)       (62,236)
                                                 ------------   -------------  -------------  -------------  -------------
     Income (Loss) before Extraordinary Item.....$    183,501   $       3,701  $        (382) $     (67,227) $     119,593
                                                 ============   =============  =============  =============  =============
 Investments, at Equity, and Receivables from 50%
   or Less Owned Companies.......................$     37,151   $       1,219  $           -  $           -  $      38,370
 or Less Owned Companies.........................
 Other Segment Assets............................     702,449          32,861         67,398              -        802,708
                                                 ------------   -------------  -------------  -------------  -------------
   Subtotal Segment Assets.......................     739,600          34,080         67,398              -        841,078
 Corporate.......................................           -               -              -        178,723        178,723
                                                 ------------   -------------  -------------  -------------  -------------
     Total Assets................................$    739,600   $      34,080  $      67,398  $     178,723  $   1,019,801
                                                 ============   =============  =============  =============  =============

 Depreciation and Amortization...................$     32,914   $       3,563  $           6  $          55  $      36,538
==========================================================================================================================

            (a) Includes the operating revenues of the Company's telecommunications business, Marinet (hereinafter defined), that was acquired in April 1999 and sold effective July 1, 1999.


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

                                                                       United           Other
                                   United States      Nigeria          Kingdom         Foreign           Total
                                   --------------   -------------   --------------   -------------   --------------
1999:
Revenue........................ $       186,673  $        19,324 $        24,643  $        58,785 $       289,425
Long-Lived Assets..............         550,106           40,486          33,083           91,522         715,197
1998:
Revenue........................         234,651           30,655          28,524           91,961         385,791
Long-Lived Assets..............         406,945           47,257          31,416          139,243         624,861
1997:
Revenue........................         216,513           25,318          39,099           66,018         346,948
Long-Lived Assets..............         262,309           42,888          42,213          135,524         482,934


        COMPARISON OF FISCAL YEAR 1999 TO FISCAL YEAR 1998

        OFFSHORE MARINE SERVICES

        OPERATING REVENUE. The Company's offshore marine service segment's operating revenues decreased $100.9 million, or 28.1%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to lower utilization and rates per day worked and the sale of vessels. The adverse effect of reduced drilling and production support activities due to declines in oil and gas prices was partially offset by an increase in operating revenues resulting from the entry into service of vessels both constructed for and chartered-in by the Company.

        Operating revenues declined approximately $71.2 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due to lower vessel utilization. Demand for all classes of the Company's U.S. Gulf of Mexico fleet was adversely affected and declines in demand for its supply/towing supply and utility vessels were particularly significant. The Company's domestic fleet utilization ranged from 68.9% to 79.0% throughout 1999 and averaged 75.4% in December; whereas, in 1998, utilization ranged from 82.8% to 97.2%. Utilization of the Company's offshore West Africa supply/towing and anchor handling towing supply, North Sea standby safety, and Far East and Other Foreign regions anchor handling towing supply and supply/towing supply vessels also declined. Utilization of the Company's vessels operating offshore West Africa was 84.9% in 1998 compared to 60.9% in 1999. North Sea standby safety vessel utilization was 99.5% in 1998 compared to 74.1% in 1999, and in the Far East and Other Foreign regions, utilization declined from 85.6% in 1998 to 76.0% in 1999.

        Operating revenues declined approximately $32.8 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due to declines in rates per day worked of the Company's worldwide fleet. Approximately 60% of the decrease resulted from lower rates per day worked of the Company's domestic fleet of supply/towing supply, crew, and utility vessels. Rates per day worked of the Company's domestic supply/towing supply vessels declined sharply, averaging $7,000 during the first quarter of 1998 compared to $4,275 in the fourth quarter of 1999. Rates per day worked also declined for the Company's offshore West Africa anchor handling towing supply and supply/towing supply, Far East and Other Foreign anchor handling towing supply, and North Sea standby safety and supply/towing supply vessels.

        Vessels removed from the Company's operations due to their sale or the cancellation of certain charter-in agreements resulted in an approximate $27.6 million decline in operating revenues between years. The entry into operation of vessels constructed for the Company or chartered-in increased operating revenues by approximately $36.5 million between years. Revenues also declined between years as certain vessels previously operated by the Company have been bareboat chartered-out.

        OPERATING PROFIT. The Company's offshore marine business segment's operating profit declined $81.2 million, or 63.8%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to those factors adversely affecting operating revenues outlined above. Operating profits were also adversely affected between comparable years due to an increase in foreign currency translation losses resulting from the revaluation of Dutch Guilder cash deposits during periods of a strengthening U.S. dollar. At December 31, 1999, weak demand and low rates per day worked resulted in the Company removing 46 vessels from service, including 27 that require drydocking prior to re-entering operation. The vessels removed from service were primarily from the utility fleet that operated in the U.S. Gulf of Mexico. Performance based compensation expense for administrative personnel declined between comparable years in response to declining profits. Operating costs also declined between years as bad debt expenses recognized in 1998 did not recur in 1999, and the Company recovered certain receivables written-off in prior periods.

        GAINS (LOSSES) FROM EQUIPMENT SALES AND RETIREMENTS, NET. Net gains from equipment sales and retirements decreased $36.6 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due to fewer and less valuable vessel sales. In the twelve month period ended December 31, 1999, the Company sold 14 vessels; whereas, during the fiscal year 1998, the Company sold 34 vessels. During 1999, the Company sold 11 crew, 2 utility, and 1 anchor handling towing supply vessel. In 1998, 8 towing supply, 8 anchor handling towing supply, 7 utility, 6 supply, and 5 crew vessels were sold. Of the vessels sold in 1999 and 1998, 5 and 11, respectively, were subsequently bareboat chartered-in pursuant to sale and leaseback transactions, and certain of the gains realized from those sales were deferred and are being credited to income as reductions in rental expense over the life of the respective bareboat charters.

        EQUITY IN NET EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings declined $8.8 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to: (i) reduced drilling and production activities that resulted from declines in oil and gas prices, (ii) lower gains from less valuable vessel sales, (iii) reduced fleet size in the SMIT Joint Ventures resulting from vessel sales, and (iv) increased trade accounts receivable bad debt reserves with respect to customers of the TMM Joint Venture.

        In 1999, the Board of Directors of one of the SMIT Joint Ventures adopted a plan of liquidation due to such venture's limited opportunities for future investments and growth and the Company received a $10.0 million liquidating dividend. The SMIT joint venture to be liquidated was structured in 1996 pursuant to the SMIT Transaction and commenced operations with nine owned vessels. This joint venture shall continue operations until such time as its remaining fleet (three vessels at December 31, 1999) can be sold or otherwise liquidated. With respect to the Company's equity interest in the earnings of the SMIT joint venture to be liquidated, the Company has recorded $3.0 million of income tax expense in 1999. In prior periods, no income tax expense was recorded in connection with this foreign joint venture's operations in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        ENVIRONMENTAL SERVICES

        OPERATING REVENUE. The environmental service segment's operating revenues decreased $3.4 million, or 12.8%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998. The decrease was due primarily to a decline in the number and severity of oil spills managed by the Company and reduced retainer revenues that resulted from the loss of a large customer.

        OPERATING PROFIT. The environmental service segment's operating profit increased $0.3 million, or 7.2%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998. Declines in operating revenues were offset by the Company's reduction in operating and general and administrative expenses.

        EQUITY IN NET EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $0.3 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to an increase in the oil spill response activities of CPA. DRILLING SERVICES

        The Chiles Columbus was placed in service during June 1999 and the Chiles Magellan was placed in service during November 1999. Prior to such time, and since inception, Chiles has not engaged in operations other than managing construction of the Rigs and related matters. With the delivery and commissioning of the two Rigs, Chiles generated operating revenues of $7.7 million. Chiles has incurred operating losses since its inception in 1997.

        OTHER

        EQUITY IN NET EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity losses in the twelve month period ended December 31, 1999 resulted primarily from the Company's recognition of its share of the operating losses of Globe Wireless. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe Wireless at cost. See "Liquidity and Capital Resources - Globe Wireless Investment."

        NET INTEREST INCOME (EXPENSE). In the twelve month period ended December 31, 1999, the Company incurred net interest expense; whereas, in comparable periods of 1998, the Company realized net interest income. Between comparable periods, funds invested in interest bearing securities declined due primarily to the Company's use of cash for the purchase of property and equipment, Common Stock, and the retirement of certain indebtedness. The decrease in interest income was partially offset by a decline in interest costs that resulted primarily from the Company's debt repurchase program and entry into swap agreements. See "Liquidity and Capital Resources - Stock and Debt Repurchase Program and Certain Credit Facilities and Financial Instruments," below.

        GAINS (LOSSES) FROM COMMODITY SWAP TRANSACTIONS, NET. In the twelve month period ended December 31, 1999, the Company recognized a net loss of $1.3 million from commodity price hedging arrangements; whereas, in the twelve month period ended December 31, 1998, the Company recognized a net gain of $3.3 million. In 1999, the net loss was due primarily to the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeding the contract prices for various natural gas and crude oil positions; whereas, during 1998, the net gain was due primarily to the contract prices exceeding the settlement prices quoted on the NYMEX for various natural gas positions. See Item 7A "Quantitative and Qualitative - Disclosures About Market Risks" for additional discussion of the Company's commodity price hedging arrangements.

        GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. In the twelve month period ended December 31, 1999, losses resulted primarily from the sale of interest bearing securities during periods when interest rates exceeded those in effect at date of purchase. These losses were substantially offset by gains realized from the sale of other marketable securities. In the twelve months ended December 31, 1998, gains resulted primarily from the sale of interest bearing securities during periods when interest rates were lower than those in effect at date of purchase.

        CORPORATE EXPENSES. In the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998, corporate expenses declined $0.2 million due primarily to a reduction in performance based compensation expense in response to declining profits.

        COMPARISON OF FISCAL YEAR 1998 TO FISCAL YEAR 1997

        OFFSHORE MARINE SERVICES

        OPERATING REVENUE. The Company's offshore marine service segment's operating revenues increased $34.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase was due primarily to higher rates per day worked by many of the Company's vessels operating domestically and in foreign regions. Domestic revenue rose due to improvements in rates per day worked and vessel acquisitions partially offset by vessel dispositions, a decline in the utilization of supply/towing supply, crewboats, and utility vessels, and the relocation of vessels to work offshore West Africa and in other foreign regions. Revenues earned from the Company's operations offshore West Africa rose due primarily to the relocation of vessels into the region, improved rates per day worked, additional chartered-in vessels, and vessel acquisitions partially offset by vessel dispositions. Revenues earned from the Company's operations in the Far East and Latin America rose due primarily to higher rates per day worked, additional chartered-in vessels, and vessel acquisitions offset by vessel dispositions and the relocation of equipment to offshore West Africa. Revenues earned from the Company's operations in the North Sea declined due to vessel dispositions and the relocation of vessels to other foreign regions offset by the effect of higher rates per day worked.

        OPERATING PROFIT. The Company's offshore marine service segment's operating profit increased $11.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase was due to factors affecting operating revenue as outlined above offset by higher costs associated with (i) crew wages, (ii) administration (as discussed below), (iii) repairs and maintenance, (iv) bareboat and time charters-in, (v) a vessel construction contract cancellation, and (vi) crew travel. Domestic and foreign crew wages rose in response to competition for qualified personnel in an active offshore market. Main engine and hull repair costs rose primarily in response to greater running time of the Company's crewboats. Electronic and communication costs rose due to the installation and use of additional communication equipment aboard vessels working domestically and in foreign regions. Bareboat charter expense rose domestically in connection with the Company's sale and leaseback of 19 vessels. Charter expense also rose in foreign operations due to the addition of vessels to the Company's fleet. Certain fees and expenses were incurred domestically pursuant to the cancellation of a contract for the construction of a supply vessel. Crew travel expenses rose due primarily to the relocation of vessels from domestic to foreign markets and an increase in the frequency of crew rotation aboard other vessels working offshore West Africa. These cost increases were offset by a decline in domestic drydocking expenses due primarily to the disposition and drydock deferral of certain vessels.

        GAINS (LOSSES) FROM EQUIPMENT SALES AND RETIREMENTS, NET. Net gains from equipment sales and retirements decreased $23.8 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. During 1998, net gains from equipment sales and retirements aggregated $38.2 million, resulting primarily from the sale of 34 offshore marine vessels: 8 towing supply (3 of which were bareboat chartered-in), 8 anchor handling towing supply (3 of which were bareboat chartered-in), 7 utility, 6 supply (5 of which were bareboat chartered-in), and 5 crew. During 1997, net gains from equipment sales and retirements aggregated $62.0 million, resulting primarily from the sale of 37 offshore marine vessels: 15 supply (7 of which were bareboat chartered-in), 6 towing supply, 5 anchor handling towing supply (1 of which was bareboat chartered-in), 7 utility, 2 crew, 1 freight, and 1 seismic. The decrease in gains between comparable periods was due primarily to a decline in the number of offshore marine vessels sold and the increase in the deferral of gains associated with sale and leaseback transactions. In accordance with generally accepted accounting principles, gains from sale and leaseback transactions are deferred to the extent of the present value of minimum lease payments and are credited to income as a reduction in rental expense over the applicable lease terms.

        EQUITY IN NET EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings from 50% or less owned companies increased $8.0 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. The increase primarily related to a $2.1 million and $1.4 million gain from the sale of an offshore marine vessel by the TMM Joint Venture and the SMIT Joint Ventures, respectively. The TMM Joint Venture's earnings also rose due to fleet expansion and higher revenues earned by offshore support vessels operating between comparable years.

        GAIN FROM SALE OF INTEREST IN A 50% OR LESS OWNED COMPANY. Gain from the sale of the Company's investment in a 50% or less owned company increased $1.2 million in the twelve month period ending December 31, 1998 compared to the twelve month period ending December 31, 1997. During 1998, the Company sold its equity interest in a joint venture entity that provided marine and underwater services to offshore terminal and oilfield operations internationally. There was no comparable disposition of an equity interest in a 50% or less owned company during 1997.

        ENVIRONMENTAL SERVICES

        OPERATING REVENUE. The Company's environmental service segment's operating revenues increased $4.2 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to oil spill, retainer, and other service revenue earned during 1998 as a result of the Company's acquisition of ERST in October 1997.

        OPERATING PROFIT. Operating profit of the Company's environmental service segment increased $1.4 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. In addition to including the results of ERST, which was acquired in October 1997, operating profits rose due to reduced operating costs.

        DRILLING SERVICES

        Since inception, the Company's drilling service segment has engaged in no operations other than managing construction of the Rigs and related matters. The Company has not generated any operating revenues to date. The drilling service business' operating loss was $0.8 million in the twelve month period ending December 31, 1998 as a result of general and administrative and depreciation expenses.

        OTHER

        MINORITY INTEREST IN INCOME (LOSSES) OF SUBSIDIARIES. Minority interest in income of subsidiaries of the Company increased $1.3 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to the commencement of operations in June 1997 of the Vision Joint Venture.

        NET INTEREST INCOME (EXPENSE). Interest income increased $12.6 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997 due primarily to greater invested cash balances that resulted from (i) the sale in September 1997 of the Company's 7.2% Senior Notes due 2009 ("7.2% Notes"), (ii) the sale of offshore marine vessels, (iii) the sale in April 1998 of $110.0 million aggregate principal amount of Chiles' 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes"), and (iv) the continuing strong results of operations.

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

        GAINS (LOSSES) FROM COMMODITY SWAP TRANSACTIONS, NET. Gains from commodity swap transactions increased $3.3 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. During 1998, the Company entered into natural gas commodity swap transactions that resulted in the recognition of a net gain. There were no comparable commodity swap transactions during the prior year. See "Liquidity and Capital Resources" for additional discussion of the Company's commodity swap activities.

        GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. Gains from the sale of marketable securities increased $1.8 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. During 1998, the Company sold certain available-for-sale securities that resulted in net gains from those transactions. No available-for-sale securities were sold during the prior year.

        CORPORATE EXPENSES. Corporate administrative expenses also increased between the comparable twelve month periods due to higher wage and legal costs.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL. The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct, or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of Common Stock, preferred stock, debt, or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

        The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine and rig fleet, rates per day worked and overall utilization of the Company's offshore marine vessels and rigs, as well as retainer, spill response, and consulting activities of the Company's environmental service business. The Company's marine and drilling service businesses are directly affected by the volatility of oil and gas prices, the level of offshore production and exploration activity, and other factors beyond the Company's control.

        CASH AND MARKETABLE SECURITIES. At December 31, 1999, the Company's cash and investments in marketable securities totaled $273.5 million, including $178.5 million of unrestricted cash and cash equivalents, $73.0 million of investments in marketable securities, and $22.0 million of restricted cash. The Company's cash and investments in marketable securities declined $165.7 million in the twelve month period ending December 31, 1999 compared to the twelve month period ending December 31, 1998. See " - Cash Generation and Deployment" below.

        Restricted cash at December 31, 1999 is intended for use in defraying costs to construct offshore support vessels for the Company. At December 31, 1999, the Company had funded approximately $20.4 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts.

        During the years 1997 through 1999, the Company deposited proceeds from the sale of certain offshore support vessels into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. The Company has also established, pursuant to
        Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration. Funds must be committed for expenditure within three years or be released for the Company's general use. Gains from vessel sales previously deferred would become immediately taxable upon release to the Company, for general use, of sale proceeds that were deposited into joint depository construction reserve fund accounts.

        During 1998, net proceeds from the sale of the Chiles 10.0% Notes were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. The use of these funds was limited to (i) partially funding the construction of the Rigs, (ii) paying interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) providing working capital. At December 31, 1999, the net proceeds from the sale of the Chiles 10.0% Notes had been expended in accordance with the terms of the escrow agreements.

        Investments in marketable securities at December 31, 1999 were primarily comprised of debt securities issued by U.S. Government and also included equity securities, debt securities of the government of the United Kingdom, debt securities of a state of the United States, and corporate debt. Of the Company's investments in debt securities, approximately 80% have contractual maturities of five years or less.

        STOCK AND DEBT REPURCHASE PROGRAM. In 1999 and 2000, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $120.0 million. The securities covered by the repurchase program include Common Stock, the Company's 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") and 7.2% Notes, and the Chiles 10.0% Notes (collectively, the "SEACOR Securities"). In the twelve month period ended December 31, 1999, the Company acquired 1,462,000 shares of Common Stock, $43.2 million principal amount of the Chiles 10.0% Notes, $5.2 million principal amount of the 5 3/8% Notes, and $2.5 million principal amount of the 7.2% Notes for an aggregate cost of $112.8 million. Since initiating its security repurchase program in 1997, the Company has acquired 2,877,300 shares of Common Stock and $69.0 million principal amount of the Chiles 10.0% Notes, 7.2% Notes, and 5 3/8% Notes, at an aggregate cost of $193.3 million as of December 31, 1999. The Company has entered into swap agreements with respect to the Chiles 10.0% Notes. See " - Credit Facilities" and Item 7A "Quantitative and Qualitative Disclosures About Market Risks". At March 24, 2000, the Company had $37.4 million of its Board of Directors authority available for the purchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions, or otherwise depending on market conditions.

        GLOBE WIRELESS. During April 1998, the Company entered into a financing arrangement with Globe, Inc., the predecessor of Globe Wireless, providing for potential financing from the Company aggregating $20.0 million, comprised of $10.0 million of Globe, Inc.'s Series C Convertible Preferred Stock ("Series C Stock") and $10.0 million of senior secured promissory notes ("Promissory Notes"). Upon signing of the financing agreements, the Company acquired 3,288,156 shares of Series C Stock for $7.0 million, exchanged a note evidencing a $3.0 million loan in 1997 for Promissory Notes, and received a warrant for the purchase of additional Series C Stock at an exercise price of $2.13 per share (the "Series C Warrant"). In October 1998, the Company purchased an additional 1,750,000 shares of Series C Stock for $3.0 million, renegotiated certain covenants of the April 1998 financing agreement, and in connection therewith, the exercise price of the Series C Warrant was reduced to $1.71 per share. In April 1999, the Series C Warrant was exchanged for a warrant to purchase Class C Preferred Units of Globe Wireless ("Class C Units") at an exercise price of $1.71 per unit (the "SEACOR Warrants"), and all of Globe, Inc.'s Series C Stock, including that held by the Company, was exchanged for an equivalent number of Class C Units. Through December 16, 1999, the Company advanced Globe Wireless an additional $13.7 million.

        In May 1999, SEACOR, through its wholly owned subsidiary, SEACOR Malted Inc., and its wholly owned subsidiary Malted Ltd., acquired all of the issued and outstanding stock of Marinet Systems Ltd. ("Marinet"), a United Kingdom based provider of communications services and equipment to the maritime industry. Effective July 1, 1999, Globe Wireless acquired all of the issued and outstanding stock of SEACOR Malted Inc. and its wholly owned subsidiaries for a $5.3 million note payable to the Company (the "Marinet Loan").

        In December 1999, Globe Wireless commenced a private placement offering (the "Private Placement") to raise a minimum of $34.0 million (the "Minimum Offering") and a maximum of $44.0 million (the "Maximum Offering") in additional capital for general corporate purposes, including capital expenditures and working capital, through the sale of 18,565,401 Class D Preferred Units ("Class D Units") at $2.37 per unit.

        In February 2000, the Maximum Offering was increased to $57.0 million. The Minimum Offering was consummated as of December 16, 1999, and in connection therewith, Globe Wireless issued 15,470,047 Class D Units in exchange for gross cash proceeds of $24.7 million and the conversion into Class D Units of certain advances by the Company to Globe Wireless and the Marinet Loan, aggregating $12.0 million. In connection with the consummation of the Minimum Offering, the Company exercised the SEACOR Warrant and purchased 7,556,667 Class C Units at the exercise price of $1.71 per unit from Globe Wireless in exchange for the cancellation of $10.0 million of Promissory Notes and the payment of $3.0 million in cash. In February 2000, Globe Wireless completed the Maximum Offering through the sale of 8,580,586 additional Class D Units in exchange for gross cash proceeds of $20.3 million.

        Prior to 1999, the Company carried its investment in Globe Wireless at cost. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method of accounting during the second quarter of 1999.

        CASH GENERATION AND DEPLOYMENT. Cash flow provided from operating activities totaled $47.9 million in fiscal year 1999 and declined $74.3 million, or 60.8%, from the prior fiscal year due primarily to a decline in operating profits of the Company's offshore marine service segment resulting from reduced drilling and production activities.

        During fiscal year 1999, the Company generated $269.0 million from investing and financing activities. Available-for-sale securities were sold for $134.4 million. Restricted cash balances declined by $47.2 million as withdrawals from vessel joint depository construction reserve fund and rig escrow accounts used to defray vessel and rig construction costs exceeded deposits into such accounts generated from the sale of equipment. Fourteen offshore support vessels were sold for $20.9 million. Chiles borrowed $22.0 million under the Amended Chiles Bank Facility; the Company sold, subject to swap agreements, $18.6 million notional amount of the Chiles 10.0% Notes that it had previously reacquired, to a financial institution; and Chiles completed an offering of membership interests and rights to purchase membership interests, and the Company realized $4.3 million, net of offering cost. See " - Credit Facilities" and Item 7A "Quantitative and Qualitative Disclosures About Market Risks." Offshore marine and environmental service segment joint ventures distributed $11.5 million in dividends and additional cash was provided primarily from regularly scheduled and the accelerated repayment of notes receivable due from various of the Company's joint ventures, cash settlements on commodity swap transactions, and the Energy Logistics, Inc. acquisition.

        During fiscal year 1999, the Company used $311.9 million in its investing and financing activities. Capital expenditures for property and equipment, primarily Rigs and offshore support vessels, totaled $140.5 million. SEACOR Securities were repurchased pursuant to the Stock and Debt Repurchase Program for $112.8 million. Investments in and advances to 50% or less owned companies rose by $21.8 million due primarily to the Company's investment in Globe Wireless. Marketable securities were acquired for $15.7 million. The Company has provided $10.2 million of cash collateral pursuant to swap agreements for the Chiles 10.0% Notes, which may be released under certain conditions. The costs to purchase Liberty and Marinet and additional equity interest in Energy Logistics, Inc., net of cash acquired, totaled $6.2 million. Additional cash was used primarily for scheduled repayments of outstanding indebtedness and the purchase of other investments.

        CAPITAL EXPENDITURES. Property and equipment capital expenditures totaled $140.5 million, $226.8 million, and $136.1 million in 1999, 1998, and 1997, respectively. Property additions in each of those years primarily related to the Company's acquisition, construction, and improvement of offshore support vessels, and capital expenditures in 1999 and 1998 additionally included costs to construct the Rigs. The offshore marine service segment's construction program that began in 1996 reflects the Company's continuing commitment to serve the offshore oil and gas industry with equipment well suited for deep water drilling and production activities.

        At December 31, 1999, the Company was committed to the construction of three offshore support vessels at an approximate aggregate cost of $30.3 million of which $20.9 million has been expended. These vessels are expected to enter service in 2000.

        Joint venture corporations, in which the Company owns a 50% equity interest, are committed to the construction of two Handymax Dry-Bulk ships that are expected to enter service in 2001. The cost to construct and place these ships into service will approximate $39.0 million, 75% of which is expected to be financed from external sources. The Company also holds a 50% equity interest in another joint venture that is currently operating a Handymax Dry-Bulk vessel built in 1990.

        The Company may make selective acquisitions of offshore marine vessels or fleets of offshore support vessels, drilling rigs, and oil spill response equipment or expand the scope and nature of its environmental and logistics services. The Company also may upgrade or enhance its offshore support vessels or construct offshore support vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness, shares of Common Stock, or the Company's preferred stock.

        CREDIT FACILITIES. On November 17, 1998, the Company entered into the DnB Credit Facility, as agent for itself and other lenders named therein, which replaced an existing revolving credit facility with Den norske Bank ASA. Under the terms of the DnB Credit Facility, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At December 31, 1999, the Company had approximately $95.0 million available for future borrowings under the DnB Credit Facility.

        On April 29, 1998, Chiles Offshore completed the sale of the Chiles 10.0% Notes. Interest on the Chiles 10.0% Notes is payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles Offshore prior to May 1, 2003, except that until May 1, 2001, Chiles Offshore may redeem, at its option, in the aggregate, up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71.5 million aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles Offshore, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes were placed in escrow and used to (a) partially fund the construction of Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital. All obligations with respect to the Chiles 10.0% Notes are limited exclusively to Chiles Offshore and are nonrecourse to SEACOR. Chiles Offshore incurred $4.2 million in costs associated with the sale of the Chiles 10.0% Notes. In October 1999, Chiles Offshore entered into amendments to the Indenture governing the Chiles 10% Notes (the "Amendments") which were approved by the holders of a majority of the Chiles 10.0% Notes and that had the effect of removing certain covenants contained in such Indenture. In consideration for such approval, consenting noteholders received $1.00 for each $1,000 in aggregate principal amount of Chiles 10.0% Notes held by them. In January 2000, Chiles filed a notice with the Securities and Exchange Commission terminating, retroactively effective to December 31, 1999, its reporting obligations pursuant to the Securities Exchange Act of 1934, as amended.

        Also, on April 29, 1998, Chiles Offshore entered into a bank credit agreement that provided for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. The Chiles Bank Facility was arranged by Nederlandse Scheepshypotheek Bank N.V. and MeesPierson Capital Corporation. In December 1999, the Chiles Bank Facility was amended and available borrowings rose from $25.0 million to $40.0 million (the "Amended Chiles Bank Facility"). The Amended Chiles Bank Facility provides for a floating interest rate of LIBOR plus 1 3/8% per annum (approximately 7.3% at December 31, 1999) on amounts outstanding under the Amended Chiles Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1.875 million beginning March 31, 2003, followed by eight quarterly installments of $3.125 million, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in the Amended Chiles Bank Facility, Chiles Offshore was required to reduce the outstanding principal amount of the Chiles 10% Notes by $15.0 million to $95.0 million.

        During November 1999, Chiles Offshore completed an offering of membership interests and rights to purchase membership interests (the "Offering") which provided all current members with a pro rata right to purchase such securities in an aggregate amount of $15.0 million. The proceeds from this Offering were used by Chiles Offshore to repurchase, at par, $15.0 million aggregate principal amount of the Chiles 10.0% Notes from SEACOR. A wholly owned subsidiary of SEACOR, acquired $10.6 million or approximately 71% of the Offering, and certain other members acquired the balance of the Offering. Purchasers in the Offering have the right to acquire an additional $3.0 million of membership interests in Chiles Offshore at the same valuation for a period of four and one-half years following the Offering.

        The Rig Owners guarantee the Amended Chiles Bank Facility and such guarantees are secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles Offshore unless there occurs an event of default), and assignments of insurance proceeds. The Amended Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Amended Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles Offshore, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles Offshore or a Rig Owner), the lenders under the Amended Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the holders of the Chiles 10.0% Notes ("Noteholders") or Chiles Offshore may cure such event of default or prepay all of the indebtedness outstanding under the Amended Chiles Bank Facility. The Amended Chiles Bank Facility also contains certain negative covenants applicable to Chiles Offshore and the Guarantors, including prohibitions against the following: certain liens on the collateral under the Amended Chiles Bank Facility; material changes in the nature of their business; sale or pledge of any Guarantor's membership interests; sale or disposition of any Rig or other substantial assets; certain changes in office locations; consolidations or mergers; certain Restricted Payments (as defined in the Chiles Bank Facility), including distributions on membership interests in Chiles Offshore (the "Membership Interests"); the exercise of a right to call the Chiles 10.0% Notes; or any material amendment or modification of the Indenture. The Amended Chiles Bank Facility further requires Chiles Offshore to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates; assuming, guaranteeing or (except in their ordinary course of business) otherwise becoming liable in connection with any obligations other than guarantees for the benefit of the lenders under the Amended Chiles Bank Facility, guarantees in favor of the Noteholders or pre-existing guaranties; paying out any funds, except in their ordinary course of business for the business of Chiles Offshore or service of certain indebtedness permitted under the Amended Chiles Bank Facility; and issuing or disposing of any of their own membership interests (except to Chiles Offshore). In addition, the Amended Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 200% of outstanding indebtedness under the Amended Chiles Bank Facility. At December 31, 1999, Chiles Offshore had $18.0 million available under the Amended Chiles Bank Facility for future borrowings.

        A wholly owned subsidiary of SEACOR currently owns a 58.3% equity interest in Chiles Offshore, which was acquired for $45.6 million, and SEACOR owns $26.7 million principal amount of the Chiles 10.0% Notes and has entered into swap agreements under which it bears the economic risk of $68.1 million notional principal amount of Chiles 10% Notes covered by such agreements. See Item 7a "Quantitative and Qualitative Disclosures About Market Risk".

        Pursuant to a February 1998 letter agreement between the Company and SMIT, the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to a certain Asset Purchase Agreement dated December 19, 1996, by and among the Company and SMIT. The prepayment included cash of $20.9 million and the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23.2 million, which notes will bear interest at 5.467% per annum payable quarterly in arrears.

        At December 31, 1999, the Company had outstanding $147.5 million aggregate principal amount of its 7.2% Notes which will mature on September 15, 2009. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 7.2% Notes were issued under an indenture that contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person.

        At December 31, 1999, the Company had outstanding $181.6 million aggregate principal amount of its 5 3/8% Notes that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the repurchase date. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in 2001.

        CAPITAL STRUCTURE. At December 31, 1999, the Company's capital structure was comprised of $468.5 million in long-term debt (including current portion) and $508.1 million in stockholders' equity. Long-term debt declined $6.4 million between years. The retirement of indebtedness under the Stock and Debt Repurchase Program and scheduled payment of other indebtedness was partially offset by an increase in borrowings resulting from drawings under the Amended Chiles Credit Facility, the sale of Chiles 10% Notes previously held in treasury by the Company to a financial institution, subject to swap agreements, and debt assumed pursuant to Energy Logistics, Inc.'s acquisition of Liberty. Stockholders' equity rose due to an increase in retained earnings of $30.9 million from net income and Common Stock and paid in capital of $3.0 million primarily from the issuance of Common Stock in connection with the acquisition of ERST that occurred in 1997 and amortization of restricted stock. $65.5 million of Common Stock repurchases and return to treasury of unvested restricted Common Stock and a $3.0 million decline in accumulated other comprehensive income resulting from the Company's investment in available-for-sale securities and foreign currency translation adjustments offset these increases.

        MINORITY INTEREST. Minority interest is primarily comprised of the interest of the Company's partners in the net worth of three joint ventures: Chiles, the Veesea Joint Venture, and the Vision Joint Venture.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is an amendment of SFAS 133 and defers the effective date of SFAS 133 to June 15, 2000. The Company has not yet quantified the impact on its financial statements but does not believe adoption will have a material impact on net income, comprehensive income, and accumulated other comprehensive income.

        ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is pounds sterling. The financial statements of the Company's United Kingdom operations are measured using the pound sterling and changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in Accumulated Other Comprehensive Income in Stockholders' Equity. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At December 31, 1999, the notional and fair values of those forward exchange contracts, which expire at various dates through October 2000, were approximately $3.9 million and $0.1 million, respectively. The weighted average exchange rate of the Company's forward exchange contracts at December 31, 1999 was approximately .62 pounds sterling per U.S. dollar. The Company also collects certain revenues and pays certain expenses in other foreign currencies. With respect to these foreign currency risks, the Company has not entered into hedging contracts and its operating results are positively or negatively affected as these foreign currencies strengthen or weaken against the U.S. dollar.

        The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the New York

        Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At December 31, 1999, the Company's positions in commodity contracts were not material.

        In order to reduce its cost of capital, the Company entered into swap agreements during 1999 with a major financial institution with respect to notional amounts equal to a portion of the outstanding principal amount of the Chiles 10.0% Notes. Pursuant to each such agreement, such financial institution has agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10.0% Notes subject to such agreement, and the Company has agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 6.9% per annum on the agreed upon price of such notional amount of Chiles 10% Notes as set forth in the applicable swap agreement. The Company has provided the financial institution with cash collateral of $10.2 million, which will be released to the Company should the aggregate exposure under the swap agreements be reduced to less than $50.0 million.

        Upon termination of each swap agreement, the financial institution has agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10.0% Notes subject to the swap agreement on such date exceeds the agreed upon price of such notional amount as set forth in such swap agreement, and the Company has agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeds the fair market value of such notional amount on such date. Each swap agreement terminates upon the earliest to occur of the redemption in full or maturity of the Chiles 10.0% Notes, at any time at the election of the Company or, at the election of the financial institution, on April 30, 2004. At December 31, 1999, the market value of such swaps as of such date was approximately $6.8 million. Of the Chiles 10.0% Notes subject to swap agreements, $18.6 million notional amount was purchased by the financial institution from the Company.

        The Company is exposed to market risks associated with movements in interest rates relating to its debt security investments. A 1% increase in interest rates would decrease the Company's annual comprehensive income approximately $2.2 million, assuming its investments in debt securities at December 31, 1999 remain unchanged and an immediate increase in rates.

        ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes are included in
        Part IV of this Form 10-K on pages 37 through 60.

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

                                     PART IV


        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

        (a)     Documents filed as part of this report:

                1. and 2. Financial Statements and Financial Statement
                Schedules.

                See Index to Consolidated Financial Statements and Financial Statement Schedules on page 43 of this Form 10-K.

                3. Exhibits:

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

10.14*,**       Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc.
                and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.)
                (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.15*,**       Employment Agreement, dated December 24, 1992, between SEACOR
                Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR
                Holdings, Inc. for the fiscal year ended December 31, 1992).

10.16* Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.17* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.18* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.19* Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.20* Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.21* Malaysian Side Letter, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on

                Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.22* Salvage and Maritime Contracting Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.23* License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.24* Amended and Restated Operating Agreement of Chiles Offshore LLC, dated as of December 16, 1997, between SEACOR Offshore Rigs Inc., COI, LLC and the other Members identified therein.

10.25* Letter Agreement, dated February 26, 1998, between SEACOR SMIT Inc. and certain of its subsidiaries and SMIT Internationale N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission of March 11, 1998).

10.26* Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.27* Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14,
                1997).

10.28* Agreement, dated October 27, 1995, by and among SEACOR Holdings, Inc., NRC Holdings, Inc., Coastal Refining and Marketing, Inc., and Phibro Energy USA, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).


10.29*,**       Employment Agreement, dated March 14, 1995, by and between
                National Response Corporation and Mark Miller (incorporated herein by reference to Exhibit 10.3 of the Company's
                Registration Statement on Form S-3 (No. 33-97868) filed with the
                Commission on November 15, 1995).

10.30*,**       Employment Agreement, dated March 14, 1995, by and between
                National Response Corporation and James Miller (incorporated herein by reference to Exhibit 10.4 of the Company's
                Registration Statement on Form S-3 (No. 33-97868) filed with the
                Commission on November 15, 1995).

10.31*,**       Letter agreement, dated February 26, 1997, between SEACOR SMIT
                Inc. and certain of its' subsidiaries and SMIT Internationale, N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on March 11, 1998).

10.32 Agreement for a U.S. $100,000,000 Revolving Credit Facility to be made available to SEACOR SMIT Inc. by the financial institutions identified on Schedule A and Den Norske Bank ASA, as agent, dated November 17, 1998.

10.33 Amendment No. 1 To Credit Agreement made as of February 4, 1999 by and between SEACOR SMIT Inc., the financial institutions listed in Schedule A to that certain Credit Agreement dated November 17, 1998 and Den norske Bank ASA.

10.34 Amendment No. 2 To Credit Agreement made as of October 1, 1999 by and between SEACOR SMIT Inc., certain financial institutions and Den norske Bank ASA., which further amends that certain Revolving Credit Agreement dated November 17, 1998 and Amendment No. 1 thereto dated February 4, 1999.

10.35**         Form of Type A Restricted Stock Grant Agreement.

10.36**         Form of Type B Restricted Stock Grant Agreement.

10.37** Form of Option Agreement for Officers and Key Employees pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan.

21.1            List of Registrant's Subsidiaries.

23.1            Consent of Arthur Andersen LLP.

27.1            Financial Data Schedule.


---------------

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

                                     SEACOR SMIT INC.
                                     (Registrant)

                                     By:  /s/ Charles Fabrikant
                                          --------------------------------------
                                          Charles Fabrikant,
                                          Chairman of the Board,
                                          President, and Chief Executive Officer

        Date: March 30, 2000

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                             Title                                        Date
        ---------                                             -----                                        ----
        /s/ Charles Fabrikant                       Chairman of the Board,                           March 30, 2000
        -------------------------------             President and Chief Executive
        Charles Fabrikant                           Officer (Principal Executive Officer)


        /s/ Randall Blank                           Executive Vice President, Chief                  March 30, 2000
        -------------------------------             Financial Officer and Secretary
        Randall Blank                               (Principal Financial Officer)


        /s/ Lenny P. Dantin                         Vice President and                               March 30, 2000
        -------------------------------             Treasurer (Principal Accounting
        Lenny P. Dantin                             Officer and Controller)


        /s/ Granville E. Conway                     Director                                         March 30, 2000
        -------------------------------
        Granville E. Conway


        /s/ Michael E. Gellert                      Director                                         March 30, 2000
        -------------------------------
        Michael E. Gellert


        /s/ Antoon Kienhuis                         Director                                         March 30, 2000
        -------------------------------
        Antoon Kienhuis


        /s/ Stephen Stamas                          Director                                         March 30, 2000
        -------------------------------
        Stephen Stamas


        /s/ Richard M. Fairbanks III                Director                                         March 30, 2000
        ----------------------------
        Richard M. Fairbanks III


        /s/ Pierre de Demandolx                     Director                                         March 30, 2000
        -------------------------------
        Pierre de Demandolx


        /s/ Andrew R. Morse                         Director                                         March 30, 2000
        -------------------------------
        Andrew R. Morse


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

Financial Statements:
                                                                                                          Page
        Report of Independent Public Accountants...................................................        38

        Consolidated Balance Sheets - December 31, 1999 and 1998...................................        39

        Consolidated Statements of Income for each of the three years
           ended December 31, 1999, 1998, and 1997.................................................        40

        Consolidated Statements of Changes in Equity for each of the
           three years ended December 31, 1999, 1998, and 1997.....................................        41

        Consolidated Statements of Cash Flows for each of the three years
           ended December 31, 1999, 1998, and 1997.................................................        42

        Notes to Consolidated Financial Statements.................................................        43

Financial Schedules:

        Reports of Independent Public Accountants on Financial
           Statement Schedule......................................................................        61

        Valuation and Qualifying Accounts for each of the three
           years ended December 31, 1999, 1998, and 1997...........................................        62


        All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



        To SEACOR SMIT Inc.:

        We have audited the accompanying consolidated balance sheets of SEACOR SMIT Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEACOR SMIT Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                   Arthur Andersen LLP

        New Orleans, Louisiana
        February 15, 2000

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            ASSETS                                                         1999             1998
                                                                                                        -----------     -----------
Current Assets:
   Cash and cash equivalents, including restricted cash of $14,239 at December 31, 1998 ............    $   178,509     $   175,267
   Marketable securities (available-for-sale) ......................................................         18,196          40,325
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,567 and $1,956, respectively .........................................         69,501          86,621
   Prepaid expenses and other ......................................................................         15,810           9,520
                                                                                                        -----------     -----------
        Total current assets .......................................................................        282,016         311,733
                                                                                                        -----------     -----------
Investments, at Equity, and Receivables from 50% or Less Owned Companies ...........................         77,276          55,478
Available-for-Sale Securities ......................................................................         54,809         154,378
Property and Equipment:
   Vessels and equipment ...........................................................................        603,854         506,279
   Rigs ............................................................................................        193,820            --
   Construction in progress ........................................................................         21,761         185,116
   Other ...........................................................................................         39,577          45,188
                                                                                                        -----------     -----------
                                                                                                            859,012         736,583
   Less-accumulated depreciation ...................................................................        143,815         111,722
                                                                                                        -----------     -----------
                                                                                                            715,197         624,861
                                                                                                        -----------     -----------
Restricted Cash ....................................................................................         21,985          69,234
Other Assets .......................................................................................         45,708          42,291
                                                                                                        -----------     -----------
                                                                                                        $ 1,196,991     $ 1,257,975
                                                                                                        ===========     ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ...............................................................    $     2,832     $     2,122
   Accounts payable and accrued expenses ...........................................................         29,757          45,842
   Accrued wages ...................................................................................          4,870           4,740
   Accrued interest ................................................................................          4,056           4,511
   Other current liabilities .......................................................................          7,477          14,503
                                                                                                        -----------     -----------
        Total current liabilities ..................................................................         48,992          71,718
                                                                                                        -----------     -----------
Long-Term Debt .....................................................................................        465,661         472,799
Deferred Income Taxes ..............................................................................        101,704          86,124
Deferred Gains and Other Liabilities ...............................................................         35,783          51,623
Minority Interest in Subsidiaries ..................................................................         36,721          32,929
Stockholders' Equity:
   Common stock, $.01 par value, 40,000,000 shares authorized; 14,215,458 and
      14,146,457 shares issued in 1999 and 1998, respectively ......................................            142             141
   Additional paid-in capital ......................................................................        275,051         272,012
   Retained earnings ...............................................................................        368,022         337,086
   Less 2,934,284 and 1,472,134 shares held in treasury in 1999 and 1998, respectively, at cost ....       (131,183)        (65,656)
   Unamortized restricted stock ....................................................................         (1,110)           (972)
   Accumulated other comprehensive income (loss) ...................................................         (2,792)            171
                                                                                                        -----------     -----------
        Total stockholders' equity .................................................................        508,130         542,782
                                                                                                        -----------     -----------
                                                                                                        $ 1,196,991     $ 1,257,975
                                                                                                        ===========     ===========

 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       1999              1998               1997
                                                                                   ------------      ------------      ------------
Operating Revenue:
Marine .......................................................................     $    258,705      $    359,611      $    325,009
Other ........................................................................           30,720            26,180            21,939
                                                                                   ------------      ------------      ------------
                                                                                        289,425           385,791           346,948
                                                                                   ------------      ------------      ------------
Costs and Expenses:
Operating expenses -
   Marine ....................................................................          154,947           177,236           158,175
   Other .....................................................................           11,839            10,486             9,318
Administrative and general ...................................................           34,744            36,102            28,299
Depreciation and amortization ................................................           41,282            36,449            36,538
                                                                                   ------------      ------------      ------------
                                                                                        242,812           260,273           232,330
                                                                                   ------------      ------------      ------------
Operating Income .............................................................           46,613           125,518           114,618
                                                                                   ------------      ------------      ------------
Other Income (Expense):
Interest income ..............................................................           20,495            25,346            12,756
Interest expense .............................................................          (22,330)          (22,798)          (14,168)
Gain from equipment sales or retirements, net ................................            1,677            38,338            61,928
Other ........................................................................           (2,939)            6,492               569
                                                                                   ------------      ------------      ------------
                                                                                         (3,097)           47,378            61,085
                                                                                   ------------      ------------      ------------
Income Before Income Taxes, Minority Interest, Equity in
Earnings...........Extraordinary .............................................                                                 Item
                                                                                                           15,642            15,642
of 50% or Less Owned Companies, and Extraordinary Item .......................           43,516           172,896           175,703
                                                                                   ------------      ------------      ------------
Income Tax Expense:
Current ......................................................................              358            33,635            36,317
Deferred .....................................................................           14,891            26,658            25,067
                                                                                   ------------      ------------      ------------
                                                                                         15,249            60,293            61,384
                                                                                   ------------      ------------      ------------
Income Before Minority Interest, Equity in Earnings of 50% or
                                                                                                           10,132             8,168
Less Owned Companies, and Extraordinary Item .................................           28,267           112,603           114,319
Minority Interest in (Income) Loss of Subsidiaries ...........................            1,148            (1,612)             (301)
Equity in Net Earnings of 50% or Less Owned Companies ........................              330            13,627             5,575
                                                                                   ------------      ------------      ------------
Income Before Extraordinary Item .............................................           29,745           124,618           119,593
Extraordinary Item - Gain/(Loss) on Extinguishment of Debt, net of tax .......            1,191             1,309              (439)
                                                                                   ------------      ------------      ------------
Net Income ...................................................................     $     30,936      $    125,927      $    119,154
                                                                                   ============      ============      ============
Basic Earnings Per Common Share:
Income before extraordinary item .............................................     $       2.50      $       9.49      $       8.64
Extraordinary item ...........................................................             0.10              0.10             (0.03)
                                                                                   ------------      ------------      ------------
Net income ...................................................................     $       2.60      $       9.59      $       8.61
                                                                                   ============      ============      ============
Diluted Earnings Per Common Share:
Income before extraordinary item .............................................     $       2.46      $       8.17      $       7.50
Extraordinary item ...........................................................             0.08              0.08             (0.03)
                                                                                   ------------      ------------      ------------
Net income ...................................................................     $       2.54      $       8.25      $       7.47
                                                                                   ============      ============      ============
Weighted Average Common Shares:
Basic ........................................................................       11,911,653        13,135,111        13,840,205
Diluted ......................................................................       14,834,963        16,090,556        16,845,001

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                                         Accumulated
                                                        Additional                          Unamortized    Other
                                               Common    Paid-in      Retained    Treasury  Restricted  Comprehensive Comprehensive
                                               Stock     Capital      Earnings     Stock       Stock       Income         Income
--------------------------------------------- --------- ----------  ------------ ---------- ----------- ------------- -------------
1999
-----------------------------------------------

Balance, December 31, 1998                    $   141   $ 272,012  $  337,086    $ (65,656)  $  (972)    $     171      $       -
    Add/(Deduct) -
      -Net income for fiscal year 1999              -           -      30,936            -         -             -         30,936
      -Issuance of common stock:
         ERST/O'Brien's Inc. acquisition            -       1,482           -            -         -             -              -
         Issuance of restricted stock               1       1,594           -            -    (1,653)            -              -
      -Amortization of restricted stock             -           -           -            -     1,508             -              -
      -Cancellation of restricted stock             -           -           -           (7)        7             -              -
      -Net currency translation adjustments         -           -           -            -         -          (526)          (526)
   -Change in unrealized gains (losses) on
   available-for-sale securities                    -           -           -            -         -        (2,437)        (2,437)
      -Debt offering costs                          -         (37)          -            -         -             -              -
      -Purchase of treasury shares                  -           -           -      (65,520)        -             -              -
                                               -------- ----------  ------------- ---------- ----------- ------------ -------------
Balance, December 31, 1999                    $   142   $ 275,051  $  368,022    $(131,183)  $(1,110)    $  (2,792)     $  27,973

===================================================================================================================================
1998
-----------------------------------------------
Balance, December 31, 1997                    $   140   $ 268,728  $  211,159    $  (5,365)  $  (986)    $     338      $       -
    Add/(Deduct) -
      -Net income for fiscal year 1998              -           -     125,927            -         -             -        125,927
      -Issuance of common stock:
         ERST/O'Brien's Inc. acquisition            -         442           -            -         -             -              -
         Exercise of stock options                  1       1,473           -            -         -             -              -
         Issuance of restricted stock               -       1,369           -            -    (1,319)            -              -
      -Amortization of restricted stock             -           -           -            -     1,333             -              -
      -Net currency translation adjustments         -           -           -            -         -          (121)          (121)
   -Change in unrealized gains (losses) on
         available-for-sale securities              -           -           -            -         -           (46)           (46)
      -Purchase of treasury shares                  -           -           -      (60,291)        -             -              -
                                               -------- ---------- ------------- ---------- ----------- ------------- -------------
Balance, December 31, 1998                    $   141   $ 272,012  $  337,086    $ (65,656)  $  (972)    $     171      $ 125,760

===================================================================================================================================
1997
-----------------------------------------------
Balance, December 31, 1996                    $   139   $ 258,904  $   92,005    $    (622)  $  (279)    $     924      $       -
    Add/(Deduct) -
      -Net income for fiscal year 1997              -           -     119,154            -         -             -        119,154
      -Issuance of common stock:
         Galaxie transaction                        1       2,787           -            -         -             -              -
         SMIT transaction                           -       1,554           -            -         -             -              -
         ERST/O'Brien's Inc. acquisition            -       3,614           -            -         -             -              -
         Exercise of stock options                  -         656           -            -         -             -              -
         Issuance of restricted stock               -       1,213           -            -    (1,146)            -              -
      -Amortization of restricted stock             -           -           -            -       439             -              -
      -Net currency translation adjustments         -           -           -            -         -          (570)          (570)
      -Change in unrealized gains (losses) on
         available-for-sale securities              -           -           -            -         -           (16)           (16)
      -Purchase of treasury shares                  -           -           -       (4,743)        -             -              -
                                               -------- ---------- ------------- ---------- ----------- ------------- -------------
Balance, December 31, 1997                    $   140   $ 268,728  $  211,159    $  (5,365)  $  (986)    $     338      $ 118,568

===================================================================================================================================

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                              1999            1998           1997
                                                                                            ---------      ---------      ---------
Cash Flows from Operating Activities:
Net income ............................................................................     $  30,936      $ 125,927        119,154
Depreciation and amortization .........................................................        41,282         36,449         36,538
    Restricted stock amortization .....................................................         1,508          1,333            439
    Debt discount amortization ........................................................           129          1,275              7
    Bad debt expense ..................................................................          (328)           455          1,155
    Deferred income taxes .............................................................        14,891         26,658         25,067
    Equity in net earnings of 50% or less owned companies .............................          (330)       (13,627)        (5,575)
    Extraordinary (gain) loss, extinguishment of debt .................................        (1,191)        (1,309)           439
    (Gain) loss from sale of investment in 50% or less owned companies ................            72         (1,197)          --
    (Gain) loss on commodity swap transactions, net ...................................         1,323         (3,273)          --
    (Gain) loss from sale of available-for-sale securities, net .......................           279         (1,827)          --
    Gain from equipment sales or retirements, net .....................................        (1,677)       (38,338)       (61,928)
    Amortization of deferred gains on sale and leaseback transactions .................       (24,278)       (19,797)          --
    Minority interest in income (loss) of subsidiaries ................................        (1,148)         1,612            301
    Other, net ........................................................................         3,382          2,770          1,451
    Changes in operating assets and liabilities -
      (Increase) decrease in receivables ..............................................        15,139            231        (35,976)
      (Increase) in prepaid expenses and other assets .................................        (5,692)        (5,230)        (1,600)
      Increase (decrease) in accounts payable, accrued and other liabilities ..........       (26,425)        10,029         26,076
                                                                                            ---------      ---------      ---------
        Net cash provided by operations ...............................................        47,872        122,141        105,548
                                                                                            ---------      ---------      ---------
Cash Flows from Investing Activities:
    Purchases of property and equipment ...............................................      (140,470)      (226,779)      (136,097)
    Proceeds from the sale of marine vessels and equipment ............................        20,889        143,965        139,828
    Investments in and advances to 50% or less owned companies ........................       (21,798)        (6,973)        (7,075)
    Principal payments on notes due from 50% or less owned companies ..................         8,610          2,611            723
    Proceeds from sale of investment in 50% or less owned companies ...................           263          2,310           --
    Net (increase) decrease in restricted cash account ................................        47,249        (22,251)       (46,983)
    Proceeds from sale of available-for-sale securities ...............................       134,352        143,241           --
    Proceeds from maturity of held-to-maturity securities .............................          --           33,020            311
    Purchases of available-for-sale securities ........................................       (15,745)      (209,018)      (127,454)
    Purchase of held-to-maturity securities ...........................................          --             --          (33,032)
    Purchases of convertible preferred stock of and loans to Globe Wireless, LLC ......          --          (11,500)        (3,000)
    Cash settlement from commodity price hedging arrangements .........................         3,694           (431)          --
    Dividends received from 50% or less owned companies ...............................        11,450          2,334           --
    Acquisitions, net of cash acquired ................................................        (6,239)          --             --
    Other, net ........................................................................        (2,476)           269         (2,308)
                                                                                            ---------      ---------      ---------
        Net cash provided by (used in) investing activities ...........................        39,779       (149,202)      (215,087)
                                                                                            ---------      ---------      ---------
Cash Flows from Financing Activities:
    Payments of long-term debt and stockholder loans ..................................       (47,830)       (14,741)       (10,383)
    Proceeds from issuance of long-term debt ..........................................        38,115           --            1,125
    Payments on capital lease obligations .............................................        (1,587)        (1,454)        (1,844)
    Net proceeds from the sale of Chiles Offshore LLC 10.0% Senior Notes ..............          --          105,762           --
    Collateral deposits pursuant to swap agreements ...................................       (10,166)          --             --
    Net proceeds from sale of 7.2% Subordinated Notes .................................          --             --          148,049
    Proceeds from sale of minority interest ...........................................          --             --            4,096
    Proceeds from membership interest offering of Chiles Offshore LLC .................         4,338           --             --
    Distribution of membership interest to a minority shareholder .....................          --           (2,725)          --
    Common stock acquired for treasury ................................................       (65,520)       (60,291)        (4,743)
    Other, net ........................................................................           (36)           757           (832)
                                                                                            ---------      ---------      ---------
        Net cash provided by (used in) financing activities ...........................       (82,686)        27,308        135,468
                                                                                            ---------      ---------      ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents .........................        (1,723)          (361)           399
                                                                                            ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ..................................         3,242           (114)        26,328
Cash and Cash Equivalents, beginning of period ........................................       175,267        175,381        149,053
                                                                                            ---------      ---------      ---------
Cash and Cash Equivalents, end of period ..............................................     $ 178,509      $ 175,267      $ 175,381
                                                                                            =========      =========      =========

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

        NATURE OF OPERATIONS. SEACOR SMIT Inc. ("SEACOR") and its subsidiaries (the "Company") furnish offshore support services to the offshore oil and gas exploration and production industry and provide contractual oil spill response and professional services to those who store, transport, produce, or handle petroleum and certain non-petroleum oils. The Company's offshore support vessels operate principally in the United States, West Africa, the North Sea, the Far East, Latin America, and the Mediterranean. SEACOR also owns a majority membership interest in Chiles Offshore LLC ("Chiles Offshore") and its wholly owned subsidiaries ("Chiles"), a joint venture and strategic alliance created to own and operate state-of-the-art premium jackup offshore drilling rigs. In 1999, construction was completed on two premium jackup offshore drilling rigs (the "Rigs"). Since inception in 1997 and until July 1999, Chiles operated as a development stage company, devoting all its efforts to constructing the Rigs, raising capital, and securing contracts for the Rigs.

        BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of SEACOR and all majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The equity method of accounting is used by the Company when it has a 20% to 50% ownership interest in other entities and the ability to exercise significant influence over their operating and financial policies. Accordingly, the Company's share of the net earnings of these entities is included in consolidated net income. Investments in other companies are carried at cost.

        USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS. Cash equivalents refer to securities with maturities of three months or less when purchased. At December 31, 1998, cash, totaling $14,239,000, was restricted as to use by Chiles under certain escrow agreements. See Note 6, Restricted Cash.

        ACCOUNTS RECEIVABLE. Customers of offshore marine support and rig services are primarily major and large independent oil and gas exploration and production companies; whereas, customers of oil spill and emergency response services include tank vessel owner/operators, refiners, terminals, exploration and production facilities and pipeline operators. The Company's customers are granted credit on a short-term basis and related credit risks are considered minimal.

        PROPERTY AND EQUIPMENT. Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes. Maintenance and repair costs, including routine drydock inspections on vessels in accordance with maritime regulations, are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and major renewals or improvements to other properties are capitalized. Vessels and related equipment are depreciated over 20-25 years, and the Rigs are depreciated over 25 years. All other property and equipment are depreciated and amortized over two to ten years.

        Certain interest costs incurred during the construction of offshore support vessels and the Rigs have been capitalized as part of the assets' carrying values and are being amortized to expense over such assets estimated useful lives. Interest capitalized in 1999, 1998, and 1997 totaled $9,836,000, $8,455,000, and $1,516,000, respectively.

        OTHER ASSETS. Intangibles and other assets include the following, in thousands:

                                                                   1999             1998
                                                                -----------     ------------
Goodwill                                                   $       20,118   $      17,682
Convertible preferred stock of Globe Wireless, LLC                      -          10,000
Deferred financing costs                                            9,824          10,788
Net sale-type leases, see Note 12                                   2,311           3,454
Covenants-not-to-compete                                               57           1,509
Notes receivable                                                    1,523           4,500
Collateral deposits pursuant to swap agreements, see Note 2        10,166               -
Common stock investments, carried at cost                           1,000               -
Receivable due from a financial institution pursuant
    to swap agreements, see Note 2                                  6,772               -
Other                                                                 436             764
                                                                -----------     ------------
                                                                   52,207          48,697
Less accumulated amortization                                      (6,499)         (6,406)
                                                                -----------     ------------
Total other assets                                         $       45,708   $      42,291
                                                                ===========     ============

        Intangible assets are being amortized to expense primarily on a straight-line basis over their estimated period of benefit, ranging from two to twenty years. Amortization expense for intangible assets totaled $2,703,000 in 1999, $2,190,000 in 1998, and $947,000 in 1997. In 1998,
        other assets included the Company's $14,500,000 equity investment in and loans to Globe Wireless, LLC ("Globe Wireless"), a telecommunications service provider that operates a worldwide network of high frequency radio stations that provide a worldwide wireless data network initially targeted at the maritime industry in support of Internet messaging, telex, and facsimile communications. Globe Wireless also provides the maritime industry Telex-Over-Radio and satellite messaging services. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method during the second quarter of 1999, see
        Note 5, Investments, at Equity, and Receivables From 50% or Less Owned Companies.

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

        FOREIGN CURRENCY TRANSLATION. The assets, liabilities, and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. For the purpose of consolidating these subsidiaries with SEACOR, the assets and liabilities of these foreign operations are translated to U.S. dollars at currency exchange rates as of the balance sheet date and for revenue and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are charged to Accumulated Other Comprehensive Income in Stockholders' Equity.

        Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. Net pre-tax foreign currency exchange losses were $1,288,000 in 1999 and not material in 1998 and 1997. Gains and losses on foreign currency transactions that are designated as, and effective as, economic hedges of a net investment in a foreign entity (such as debt denominated in a foreign currency or forward exchange contracts) are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. Gains or losses on foreign currency transactions that do not hedge an exposure are included in determining net income in accordance with the requirements for other foreign currency transactions as described above.

        REVENUE RECOGNITION. The Company's offshore marine and drilling service segments earn revenue primarily from the time charter of vessels and drilling contracts for rigs to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel or rig to a customer and is responsible for all crewing, insurance, and other operating expenses. Vessel or rig charters may range from several days to several years. Drilling contracts may be for single or multiple wells or for term periods.

        Environmental customers are charged retainer fees for ensuring by contract the availability (at predetermined rates) of the Company's response services and equipment. Retainer services include employing a staff to supervise response to an oil spill or other emergency and maintaining specialized equipment. Certain vessel owners pay in advance a minimum annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain other vessel owners pay a fixed fee for the Company's retainer service and such fee is recognized ratably throughout the year. Facility owners generally pay a quarterly fee based on a formula that defines and measures petroleum products transported to or processed at the facility. Some facility owners pay an annual fixed fee and such fee is recognized ratably throughout the year. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years. Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenue can vary greatly between comparable periods. Consulting fees are also earned by the Company's environmental service business from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises, and other special projects.

        EARNINGS PER SHARE. Basic earnings per common share were computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share were computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods, respectively. Certain options and share awards, 31,067, 52,711, and 16,960 in 1999, 1998, and
        1997, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidultive.

                                                                                                    Per
                                                                       Income         Shares       Share
                                                                       ------         ------       -----
FOR THE YEAR ENDED 1999-
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item........................    $    29,745,000     11,911,653  $    2.50
                                                                                                 =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and Restricted Stock............................                  -        123,631
     Convertible Securities..................................          6,714,000      2,799,679
                                                                 --------------- --------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions.............................     $    36,459,000     14,834,963  $    2.46
                                                                 =============== ==============  =========
FOR THE YEAR ENDED 1998-
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item........................    $   124,618,000     13,135,111  $    9.49
                                                                                                 =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and Restricted Stock............................                  -        125,901
     Convertible Securities..................................          6,761,000      2,829,544
                                                                 --------------- --------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions..............................    $   131,379,000     16,090,556  $    8.17
                                                                 =============== ==============  =========
FOR THE YEAR ENDED 1997-
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item........................    $   119,593,000    13,840,205   $    8.64
                                                                                                 =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and Restricted Stock............................                  -       163,930
     Convertible Securities..................................          6,787,000     2,840,866
                                                                 --------------- --------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions..............................    $   126,380,000     16,845,001  $    7.50
                                                                 =============== ==============  =========

        COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Changes in Equity. For purposes of SFAS 130, the Company's other comprehensive income or loss was comprised of net currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. Income taxes allocated to each component of other comprehensive income during the years indicated are as follows, in thousands of dollars:

                                                                               Before-Tax        Tax (Expense)        Net-of-Tax
                                                                                 Amount            or Benefit           Amount
                                                                            -----------------  ------------------  -----------------
1999
Foreign currency translation adjustments................................. $           (809)  $            283    $           (526)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period..............           (4,030)             1,412              (2,618)
    Less - reclassification adjustment for (gains) losses included in                  279                (98)                181
net income...............................................................
                                                                            -----------------  ------------------  -----------------
Other comprehensive income............................................... $         (4,560)  $          1,597    $         (2,963)
                                                                            =================  ==================  =================
1998
Foreign currency translation adjustments................................. $           (186)  $             65    $           (121)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period..............            1,757               (615)              1,142
    Less - reclassification adjustment for (gains) losses included in               (1,827)               639              (1,188)
net income...............................................................
                                                                            -----------------  ------------------  -----------------
Other comprehensive income............................................... $           (256)  $             89    $           (167)
                                                                            =================  ==================  =================
1997
Foreign currency translation adjustments................................. $           (876)  $            306    $           (570)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period..............              (25)                 9                 (16)
    Less - reclassification adjustment for (gains) losses included in                    -                  -                   -
net income...............................................................
                                                                            -----------------  ------------------  -----------------
Other comprehensive income............................................... $           (901)  $            315    $           (586)
                                                                            =================  ==================  =================

        Accumulated other comprehensive income balances during the years indicated are as follows, in thousands of dollars:

                                          Foreign                  Unrealized               Accumulated
                                          Currency             Gains (Losses) on        Other Comprehensive
                                           Items                   Securities                 Income
                                  ------------------------  ------------------------  -----------------------
1999
Beginning balance...............$              233        $              (62)       $              171
Current period change...........              (526)                   (2,437)                   (2,963)
                                  ------------------------  ------------------------  -----------------------
Ending Balance..................$             (293)       $           (2,499)       $           (2,792)
                                  ========================  ========================  =======================
1998
Beginning balance...............$              354        $              (16)       $              338
Current period change...........              (121)                      (46)                     (167)
                                  ------------------------  ------------------------  -----------------------
Ending Balance..................$              233        $              (62)       $              171
                                  ========================  ========================  =======================
1997
Beginning balance...............$              924        $                -        $              924
Current period change...........              (570)                      (16)                     (586)
                                  ------------------------  ------------------------  -----------------------
Ending Balance..................$              354        $              (16)       $              338
                                  ========================  ========================  =======================

        RELIANCE ON FOREIGN OPERATIONS. For the years ended December 31, 1999, 1998, and 1997, approximately 36%, 39%, and 38%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign operations, primarily contained in its offshore marine service segment, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas, and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although, historically, the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations. Oil spill response and related training and consulting service revenues derived from foreign markets have not been material, and the Rigs operate in the U.S. Gulf of Mexico.

        RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is an amendment of SFAS 133 and defers the effective date of SFAS 133 to June 15, 2000. The Company has not yet quantified the impact on its financial statements but does not believe adoption will have a material impact on net income, comprehensive income, and accumulated other comprehensive income.


        RECLASSIFICATIONS. Certain reclassifications of prior year information have been made to conform with the current year presentation.

        2. FINANCIAL INSTRUMENTS:

        The estimated fair value of the Company's financial instruments have been determined using available market information and appropriate valuation methodologies. Considerable judgment was required in developing the estimates of fair value, and accordingly, the estimates presented herein, in thousands of dollars, are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                                  1999                           1998
                                                                      -----------------------------  -----------------------------
                                                                         Carrying       Estimated       Carrying       Estimated
                                                                          Amount       Fair Value        Amount       Fair Value
                                                                      --------------  -------------  --------------  -------------
ASSETS:
    Cash and temporary cash investments............................. $     178,509   $     178,509  $     175,267   $     175,267
    Marketable securities...........................................        73,005          73,005        194,703         194,703
    Collateral deposits, notes, and other receivables...............        22,169          22,151         12,114          12,072
    Restricted cash.................................................        21,985          21,985         69,234          69,234
    Convertible preferred and other stock investments, carried at            1,000           1,000         10,000          10,000
cost
    Commodity swaps, options, and futures and forward contracts.....            59              59          3,708           3,708
LIABILITIES:
    Long-term debt, including current portion.......................       449,238         424,886        454,079         441,599
    Indebtedness to a minority shareholder of a subsidiary..........           607             630            607             669
    Commodity swaps, options, and futures and forward contracts.....         1,285           1,285             37              37


        The carrying value of cash and temporary cash investments, restricted cash, collateral deposits, and other receivables approximate fair value. It was not practicable to estimate the fair value of the Company's 1998 investment in convertible preferred stock and other less significant stock investments in 1999 because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. The fair values of the Company's notes receivable, long-term debt, indebtedness to a minority stockholder, marketable securities, commodity swaps, options, and futures, and forward contracts were estimated based upon quoted market prices or by discounting the underlying cash flows using market information as to interest rates for receivables and indebtedness of similar terms and maturity.

        The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is pounds sterling. The financial statements of the Company's United Kingdom operations are measured using the pound sterling and changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in Accumulated Other Comprehensive Income in Stockholders' Equity. To protect the U.S. dollar value of certain pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 1999, the total notional value of those forward exchange contracts was $3,935,000, all of which expire at various dates through October 2000.

        The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in the market value of its commodity contracts at the end of each month and recognizes a related gain or loss. For the twelve month periods ending December 31, 1999 and 1998, the Company has recognized $1,323,000 of net losses and $3,273,000 of net gains, respectively, from commodity hedging activities that were reported as Other Income in the Consolidated Statements of Income. At December 31, 1999, the Company's positions in commodity contracts were not material. The Company had no positions in commodity contracts during 1997.

        In order to reduce its cost of capital, the Company entered into swap agreements during 1999 with a major financial institution with respect to notional amounts equal to a portion of the $110,000,000 aggregate principal amount of the Chiles 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes"). Pursuant to each such agreement, such financial institution has agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10.0% Notes subject to such agreement, and the Company has agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 6.9% per annum on the agreed upon price of such notional amount of Chiles 10.0% Notes as set forth in the applicable swap agreement. At December 31, 1999, the Company bears the economic risk of $68,130,000 notional principal amount of the Chiles 10.0% Notes covered by such swap agreements. The Company has provided the financial institution with cash collateral of $10,166,000 which will be released to the Company should the aggregate exposure under the swap agreements be reduced to less than $50,000,000.

        Upon termination of each swap agreement, the financial institution has agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10.0% Notes subject to the swap agreement on such date exceeds the agreed upon price of such notional amount as set forth in such swap agreement, and the Company has agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeds the fair market value of such notional amount on such date. Each swap agreement terminates upon the earliest to occur of the redemption in full or maturity of the Chiles 10.0% Notes, at any time at the election of the Company or, at the election of the financial institution, on April 30, 2004. At December 31, 1999, the market value of such swaps, totaling $6,772,000, has been recorded as a premium with respect to the Chiles 10.0% Notes and a receivable due from the financial institution with which the Company has swap agreements. The premium will be amortized over the remaining life of the Chiles 10.0% Notes, subject to periodic revaluation based upon the fair market value of such swaps.

        3. MARKETABLE SECURITIES:

        The Company's marketable securities are categorized as available-for-sale, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are measured at fair values with unrealized holding gains and losses charged to Accumulated Other Comprehensive Income in Stockholders' Equity.
        The amortized cost and fair value of marketable securities at December 31, 1999 and 1998 were as follows, in thousands of dollars:

                                                                   Gross Unrealized Holding
                                                                 -----------------------------
            Type of Securities                 Amortized Cost       Gains         Losses         Fair Value
--------------------------------------------  -----------------  ------------   ------------  ------------------
1999
   AVAILABLE-FOR-SALE:
     U.S. Government and Agencies.........   $          56,312  $         -   $     (3,282)  $          53,030
     U.S. States and Political Subdivisions              1,045            -            (81)                964
     Corporate Debt Securities............               1,770            -            (80)              1,690
     U.K. Government Securities...........               4,439            -           (110)              4,329
     Equity Securities....................              13,428          637         (1,073)             12,992
                                              -----------------  ------------   ------------  ------------------
                                             $          76,994  $       637   $     (4,626)  $          73,005
                                              =================  ============   ============  ==================
1998
   AVAILABLE-FOR-SALE:
     U.S. Government and Agencies.........   $         142,409  $     1,465   $       (429)  $         143,445
     U.S. States and Political Subdivisions             42,240           37           (783)             41,494
     Corporate Debt Securities............               5,143            -           (337)              4,806
     U.K. Government Securities...........               4,529           49              -               4,578
     Equity Securities....................                 427            -            (47)                380
                                              -----------------  ------------   ------------  ------------------
                                             $         194,748  $     1,551   $     (1,596)  $         194,703
                                              =================  ============   ============  ==================

        The contractual maturities of marketable securities at December 31, 1999 were as follows, in thousands of dollars:

                                                                  Amortized        Fair
                     Type and Maturity                              Cost          Value
-------------------------------------------------------------    ------------  -------------
AVAILABLE-FOR-SALE:
    Mature in One Year or Less................................   $    18,276   $    18,196
    Mature After One Year Through Five Years..................        32,381        30,645
    Mature After Five Years Through Ten Years..................        5,317         4,873
    Mature After Ten Years.....................................        7,592         6,299
                                                                 ------------  -------------
                                                                 $    63,566   $    60,013
                                                                 ============  =============

        During 1999 and 1998, the sale of available-for-sale securities resulted in gross realized gains of $721,000 and $2,084,000, respectively, and gross realized losses of $1,000,000 and $257,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses. No available-for-sale securities were sold during 1997.

        4. VESSEL ACQUISITIONS AND DISPOSITIONS:

        SMIT TRANSACTION. On December 19, 1996, the Company acquired substantially all of the offshore support vessel assets, vessel spare parts, and certain related joint venture interests owned by SMIT Internationale N.V. ("SMIT") and its subsidiaries (the "SMIT Transaction"). Pursuant to a letter of intent, dated December 19, 1996, between the Company and SMIT, that provided for the Company to acquire an additional four vessels (the "Malaysian Purchase") that were owned by a Malaysian joint venture in which SMIT had an interest, the Company completed the Malaysian Purchase for aggregate consideration of $12,909,000 in 1997.

        GALAXIE TRANSACTION. On January 3, 1997, the Company acquired substantially all of the offshore marine assets, including vessels, owned by Galaxie Marine Service, Inc., Moonmaid Marine, Inc., Waveland Marine Service, Inc., and Triangle Marine, Inc. (collectively, "Galaxie"), for aggregate consideration of $23,354,000, consisting of $20,567,000 in cash and 50,000 shares of SEACOR's common stock. The 24 vessels acquired from Galaxie primarily serve the oil and gas industry in the U.S. Gulf of Mexico.

        VESSEL CONSTRUCTION. Since 1996, the Company completed the construction of 11 crew, 7 anchor handling towing supply, 5 supply, and 2 utility vessels at an approximate aggregate cost of $234,140,000.

        VESSEL DISPOSITIONS. The table below sets forth, during the fiscal years indicated, the number of offshore support vessels sold by type of service. At December 31, 1999, 23 of those vessels, including 15 supply/towing supply, 5 crew, and 3 anchor handling towing supply, were bareboat chartered-in by the Company.

                       Type of Vessel                     1999            1998            1997
         ------------------------------------------   -------------   -------------   -------------
         Utility...................................           2               7               7
         Supply....................................           -               6              15
         Anchor Handling Towing Supply.............           1               8               5
         Crew......................................          11               5               2
         Towing Supply.............................           -               8               6
         Freight...................................           -               -               1
         Seismic...................................           -               -               1
                                                      -------------   -------------   -------------
                                                             14              34              37
                                                      =============   =============   =============

        5. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED
           COMPANIES:

        Investments, carried at equity, and advances to 50% or less owned companies at December 31, 1999 and 1998 were as follows, in thousands of dollars:

                                                        Ownership
                50% or Less Owned Companies            Percentage           1999           1998
         ------------------------------------------  ---------------    -------------  -------------
         Globe Wireless, LLC.......................       47.4%        $     31,646   $          -
         SEAMEX International, Ltd.................       40.0%              14,025         14,195
         Ocean Marine Services (Egypt) Ltd.........       33.3%               6,252          6,897
         SEACOR-Smit (Aquitaine) Ltd...............       50.0%               5,641         14,529
         Maritima Mexicana, S.A....................       40.0%               3,828          4,506
         Ultragas Smit Lloyd Ltda..................       49.0%               3,524          2,638
         Patagonia Offshore Services S.A...........       50.0%               2,595          4,228
         Other.....................................    25.7%-50.0%            9,765          8,485
                                                                        -------------  -------------
                                                                       $     77,276   $     55,478
                                                                        ============= ==============

        GLOBE WIRELESS. During April 1998, the Company entered into a financing arrangement with Globe, Inc., the predecessor of Globe Wireless, providing for potential financing from the Company aggregating $20,000,000, comprised of $10,000,000 of Globe, Inc.'s Series C Convertible Preferred Stock ("Series C Stock") and $10,000,000 of senior secured promissory notes ("Promissory Notes"). Upon signing of the financing agreements, the Company acquired 3,288,156 shares of Series C Stock for $7,000,000, exchanged a note evidencing a $3,000,000 loan in 1997 for Promissory Notes, and received a warrant for the purchase of additional Series C Stock at an exercise price of $2.13 per share (the "Series C Warrant"). In October 1998, the Company purchased an additional 1,750,000 shares of Series C Stock for $3,000,000, renegotiated certain covenants of the April 1998 financing agreement, and in connection therewith, the exercise price of the Series C Warrant was reduced to $1.71 per share. In April 1999, the Series C Warrant was exchanged for a warrant to purchase Class C Preferred Units of Globe Wireless ("Class C Units") at an exercise price of $1.71 per unit (the "SEACOR Warrants"), and all of Globe, Inc.'s Series C Stock, including that held by the Company, was exchanged for an equivalent number of Class C Units. Through December 16, 1999, the Company advanced Globe Wireless an additional $13,721,000.

        In May 1999, SEACOR, through its wholly owned subsidiary, SEACOR Malted Inc., and its wholly owned subsidiary Malted Ltd., acquired all of the issued and outstanding stock of Marinet Systems Ltd. ("Marinet"), a United Kingdom based provider of communications services and equipment to the maritime industry. Effective July 1, 1999, Globe Wireless acquired all of the issued and outstanding stock of SEACOR Malted Inc. and its wholly owned subsidiaries for a $5,279,000 note payable to the Company (the "Marinet Loan").

        In December 1999, Globe Wireless commenced a private placement offering (the "Private Placement") to raise a minimum of $34,000,000 (the "Minimum Offering") and a maximum of $44,000,000 (the "Maximum Offering") in additional capital for general corporate purposes, including capital expenditures and working capital, through the sale of 18,565,401 Class D Preferred Units ("Class D Units") at $2.37 per unit. In February 2000, the Maximum Offering was increased to $57,000,000. The Minimum Offering was consummated as of December 16, 1999, and in connection therewith, Globe Wireless issued 15,470,047 Class D Units in exchange for gross cash proceeds of $24,664,000 and the conversion into Class D Units of certain advances by the Company to Globe Wireless and the Marinet Loan, aggregating $12,000,000. In connection with the consummation of the Minimum Offering, the Company exercised the SEACOR Warrant and purchased 7,556,667 Class C Units at the exercise price of $1.71 per unit from Globe Wireless in exchange for the cancellation of $10,000,000 of Promissory Notes and the payment of $2,954,000 in cash. In February 2000, Globe Wireless completed the Maximum Offering through the sale of 8,580,586 additional Class D Units in exchange for gross cash proceeds of $20,336,000. At present, through its ownership of Class D Units and Class C Units, the Company controls approximately 38% of the voting Units issued by Globe Wireless.

        Prior to 1999, the Company carried its investment in Globe Wireless at cost. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method of accounting during the second quarter of 1999.

        SMIT JOINT VENTURES. Pursuant to the SMIT Transaction, the Company and SMIT structured a joint venture, SEACOR-Smit (Aquitaine) Ltd., a Bahamian corporation ("Aquitaine"), and the Company purchased the joint venture interests of SMIT in Smit Swire Shilbaya Egypt Ltd., an Egyptian corporation ("SSS"), and Ultragas Smit Lloyd Ltda., a Chilean corporation ("Ultragas-Smit"). During 1998, the assets of SSS were transferred to Ocean Marine Services (Egypt) Ltd. ("OMS"), also an Egyptian corporation. At December 31, 1999, OMS owned six vessels that were operating offshore Egypt; Ultragas-Smit owned three vessels that were operating offshore Chile; and Aquitaine owned three vessels that were operating in the Far East and Latin America.

        In 1999, the Board of Directors of Aquitaine adopted a plan of liquidation due to such venture's limited opportunities for future investments and growth and the Company received a $10,000,000 liquidating dividend. Aquitaine shall continue operations until such time as its remaining fleet can be sold or otherwise liquidated. With respect to the Company's equity interest in the net earnings of Aquitaine, the Company has recorded $3,000,000 of income tax expense in 1999. In prior periods, no income tax expense was recorded in connection with this foreign joint venture's operations in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        PATAGONIA. During 1997, the Company and a subsidiary of Sociedad Naviera Ultragas Ltda., the Company's joint venture partner in Ultragas-Smit, formed Patagonia Offshore Services S.A., a Panamanian corporation ("Patagonia"), to operate vessels in support of the Argentine and adjacent offshore markets. Patagonia owns one vessel that was acquired from the Company in 1997. The Company realized a gain from the vessel sale that has been deferred to the extent of its ownership interest in Patagonia and is being amortized to income over the vessel's depreciable life.

        TMM JOINT VENTURES. During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), structured a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") that is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International Ltd. ("SEAMEX"), a Liberian corporation. Since 1994, the Company has sold six of its vessels to the TMM Joint Venture. The Company realized gains from the vessel sales that have been deferred to the extent of the Company's ownership interest in the TMM Joint Venture and are being amortized to income over the vessels' depreciable lives. At December 31, 1999, the TMM Joint Venture operated 12 offshore support vessels owned by the joint venture and 7 bareboat and time chartered-in offshore support vessels, 5 of which were provided by the Company.

        OTHER. The Company participates in other joint ventures that operate offshore support vessels, environmental service businesses, and a Handymax Dry-Bulk vessel built in 1990.

        At December 31, 1999, the amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $21,001,000. Deferred taxes have not been recorded with respect to $11,113,000 of those earnings.

        6. RESTRICTED CASH:

        At December 31, 1999, restricted cash, totaling $21,985,000, is intended for use in defraying costs to construct offshore support vessels for the Company. At December 31, 1999, the Company has funded $20,421,000 of offshore support vessels construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts, as discussed below.

        Proceeds from the sale of certain offshore support vessels in 1997, 1998, and 1999 have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore support vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration. Funds must be committed for expenditure within three years or be released for the Company's general use. Gains from vessel sales previously deferred would become immediately taxable upon release to the Company, for general use, of sale proceeds that were deposited into joint depository construction reserve fund accounts.

        Net proceeds from the sale by Chiles of the Chiles 10.0% Notes were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. The use of these funds was limited to (i) partially funding the construction of the Rigs, (ii) paying interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) providing working capital. At December 31, 1999, the net proceeds from the sale of the Chiles 10.0% Notes had been expended in accordance with the terms of the escrow agreements.

        7. INCOME TAXES:

        Income before income taxes, minority interest, equity in net earnings of 50% or less owned companies, and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows, in thousands of dollars:

                                                                1999                 1998                 1997
                                                           ---------------      ---------------      ---------------
 United States........................................$           36,382   $          118,721   $          141,979
 Foreign..............................................             7,134               54,175               33,724
                                                           ---------------      ---------------      ---------------
                                                      $           43,516   $          172,896   $          175,703
                                                           ===============      ===============      ===============

        The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31, in thousands of dollars:
                                                                1999                 1998                 1997
                                                           ---------------      ---------------      ---------------
 Current:
    State.............................................$              666   $            1,367   $              295
    Federal...........................................            (2,176)              26,607               33,303
    Foreign...........................................             1,868                5,661                2,719
 Deferred:
    Federal...........................................            14,891               26,658               25,067
                                                           ---------------      ---------------      ---------------
                                                      $           15,249   $           60,293   $           61,384
                                                           ===============      ===============      ===============

        The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                                                1999                  1998                 1997
                                                           ---------------      ----------------     ----------------
   Statutory Rate.....................................            35.0.%               35.0 %                35.0%
   Foreign and State Taxes............................             1.8.%                1.3 %                 0.2%
   Other..............................................            (1.8)%               (1.4)%                (0.3%
                                                           ---------------      ---------------      ---------------
                                                                  35.0 %               34.9 %                34.9%
                                                           ===============      ===============      ===============

        The components of the net deferred income tax liability were as follows, for the years ended December 31, in thousands of dollars:

                                                               1999               1998
                                                          --------------     --------------
Deferred tax assets:
       Foreign Tax Credit Carryforwards..............  $           2,486  $             881
       Subpart F Loss................................              2,499              2,462
       Nondeductible Accruals........................                827              1,030
       Other.........................................              1,800                128
                                                          --------------     --------------
             Total deferred tax assets...............              7,612              4,501
                                                          --------------     --------------
Deferred tax liabilities:
       Property and equipment........................            106,099             88,184
       Investment in Subsidiaries....................              3,060              2,192
       Other.........................................                  -                 93
                                                          --------------     --------------
             Total deferred tax liabilities..........            109,159             90,469
                                                          --------------     --------------
                   Net deferred tax liabilities......  $         101,547  $          85,968
                                                          ==============     ==============

        The Company has not recognized a deferred tax liability of $7,585,000 for undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 1999, the undistributed earnings of these subsidiaries and joint venture corporations were $21,671,000.

        8. LONG-TERM DEBT:

        Long-term debt balances, maturities, and interest rates are as follows as of December 31, in thousands of dollars:

                                                                                               1999                 1998
                                                                                         ----------------     ----------------
5 3/8% Convertible Subordinated Notes due 2006, interest payable semi-annually       $        181,600     $        186,750

7.2% Senior Notes due 2009, interest payable semi-annually                                    147,500              150,000

10.0% Senior Notes of Chiles due 2008, interest payable semi-annually                          68,265               92,870

5.467% Subordinated Promissory Notes due SMIT in 2004, interest payable quarterly              23,200               23,200

Chiles Bank Facility, principal payments beginning 2003 and due through 2006,
  bearing interest at LIBOR plus 1 3/8% (approximately 7.3% at December  31, 1999)             22,000                    -

Capital Lease Obligations, see Note 12                                                         19,255               20,842

Promissory Notes due various financial institutions, primarily secured by property and equipment, interest rates ranging from 7.15% to 10.0%, principal repayments
  at various dates through 2004                                                                 1,515                    -

Promissory Note due a vessel charterer, payable in equal monthly installments from from February 1998 through June 2002, bearing interest at 10.0%,
  secured by mortgage on a vessel                                                                 737                  985

Promissory Note due a stockholder, payable in equal annual installments from
  January 1998 through January 2001, bearing interest at 7.5%                                     536                  776
                                                                                         ----------------     ----------------
                                                                                              464,608              475,423
Less   - Portion due within one year                                                           (2,832)              (2,122)
       - Debt premium or (discount), net                                                        3,885                 (502)
                                                                                         ----------------     ----------------
                                                                                     $        465,661     $        472,799
                                                                                         ================     ================

        Annual maturities of long-term debt for the five years following December 31, 1999 are as follows, in thousands of dollars.

                                                   2000            2001(1)           2002             2003             2004
                                                -----------      -----------     ------------     ------------     ------------
Amount.....................................   $       2,832    $      18,729   $          282   $        7,636   $       30,765
                                                ===========      ===========     ============     ============     ============


--------------
        (1) Six million seven hundred and fifty thousand dollars of the debt maturing in 2001 is payable in convertible subordinated notes in accordance with the terms of a lease between the Company and SMIT.

        CONVERTIBLE NOTES. On November 5, 1996, the Company completed the private placement of $172,500,000 aggregate principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "Convertible Notes"). The Convertible Notes and the SMIT Convertible Notes (collectively the "5 3/8% Notes") were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of SEACOR's common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of SEACOR's common stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The Company incurred $4,311,000 in costs associated with the sale of the Convertible Notes including $3,881,000 of underwriter's discount. The debt issue costs are reported in other assets and are being amortized to expense over the life of the related debt. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The 5 3/8% Notes will mature on November 15, 2006 and bear interest at a rate of 5 3/8% per annum from November 5, 1996, in the case of the Convertible Notes, and December 19, 1996, in the case of the SMIT Convertible Notes, or in each case, from the most recent interest payment date on which interest has been paid or provided for, payable on May 15 and November 15 of each year, commencing on May 15, 1997 to the holders thereof on May 1 and November 1, respectively, preceding such interest payment date.

        On December 19, 1996, pursuant to the SMIT Transaction, the Company issued $15,250,000 principal amount of its SMIT Convertible Notes. The SMIT Convertible Notes were issued under the 1996 Indenture discussed above. Also, pursuant to the SMIT Transaction, the Company entered into lease purchase agreements for two vessels.

        During 1997 and 1999, the Company purchased $1,000,000 and $5,150,000, respectively, principal amount of its Convertible Notes in the open market. The write-off of certain deferred financing costs associated with the Convertible Notes acquired and the difference between the amount paid to acquire the Convertible Notes and their carrying value resulted in the Company recognizing an extraordinary loss of $114,000 or $.01 per basic share in 1997. In 1999, the extraordinary loss with respect to the retirement of Convertible Notes was not material.

        DNB CREDIT FACILITY. On November 17, 1998, the Company entered into an agreement for a $100,000,000 unsecured reducing revolving credit facility with Den norske Bank ASA (the "DnB Credit Facility"), as agent for itself and other lenders named therein that replaced the prior revolving credit facility with Den norske Bank ASA ("DnB"). Until termination of the DnB Credit Facility, a commitment fee is payable on a quarterly basis, at rates ranging from 17.5 to 40 basis points per annum on the average unfunded portion of the DnB Credit Facility. The commitment fee rate varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any.

        Under the terms of the DnB Credit Facility, the Company may borrow up to $100,000,000 aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any.

        The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At December 31, 1999, the Company had $95,460,000 available for future borrowings under the DnB Credit Facility.

        An extraordinary loss of $325,000 or $0.02 per basic share was recognized in 1997 in connection with the termination of a prior revolving credit facility with DnB that resulted from the write-off of unamortized debt issue costs.

        7.2% NOTES. On September 15, 1997, the Company completed the sale of $150,000,000 aggregate principal amount of its 7.2% Senior Notes due 2009 (the "7.2% Notes") which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On December 8, 1997, the Company completed an exchange offer through which it exchanged all of the 7.2% Notes for a series of 7.2% Senior Notes (the "7.2% Exchange Notes") which are identical in all material respects to the 7.2% Notes, except that the 7.2% Exchange Notes are registered under the Securities Act of 1933, as amended. The 7.2% Notes and the 7.2% Exchange Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. The Company incurred $1,412,500 in costs associated with the sale of the 7.2% Notes including $1,012,500 of underwriters discount. Debt issue costs are reported in Other Assets of the Consolidated Balance Sheet and are being amortized to expense over the life of the related indebtedness. During 1999, the Company purchased $2,500,000 principal amount of its 7.2% Notes in the open market.

        SMIT NOTES. Pursuant to a February 1998 letter agreement between the Company and SMIT, the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to the SMIT Transaction. The prepayment included cash of $20,880,000 and the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23,200,000, which notes bear interest at 5.467% per annum payable quarterly in arrears. The amounts prepaid to SMIT have increased the carrying values of vessels and certain joint venture interests that were acquired in the SMIT Transaction.

        CHILES 10.0% NOTES. On April 29, 1998, the Company's majority owned subsidiary, Chiles Offshore, completed the sale of the Chiles 10.0% Notes. The offering was made to qualified institutional buyers and to certain persons in offshore transactions exempt from registration under U.S. federal securities laws. Pursuant to an exchange offer that was consummated on September 28, 1998, all holders of the Chiles 10% Notes exchanged such notes for new notes identical in form and terms, that were registered under the Securities Act of 1933, as amended. Interest on the Chiles 10.0% Notes is payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. The Chiles 10.0% Notes are not redeemable at the option of Chiles Offshore prior to May 1, 2003, except that until May 1, 2001, Chiles Offshore may redeem, at its option, in the aggregate, up to 35% of the original principal amount of the Chiles 10.0% Notes, on a pro-rata basis, with the net proceeds of one or more Public Equity Offerings (as defined), at a redemption price of 110% plus accrued interest to the redemption date; provided, however, that at least $71,500,000 aggregate principal amount of the Chiles 10.0% Notes remains outstanding after each such redemption. On and after May 1, 2003, the Chiles 10.0% Notes may be redeemed at the option of Chiles Offshore, in whole or in part, initially at 105.0% of the principal amount thereof and declining by 1.67% each year thereafter to 100.0% of the principal amount on and after May 1, 2006, plus accrued interest to the date of redemption. The proceeds from the issuance of the Chiles 10.0% Notes were placed in escrow to be used to (a) partially fund the construction of Rigs, (b) pay interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (c) provide working capital. All obligations with respect to the Chiles 10.0% Notes are limited exclusively to Chiles Offshore and are nonrecourse to SEACOR. Chiles Offshore incurred $4,238,000 in costs associated with the sale of the Chiles 10.0% Notes that have been reported as Other Assets in the Condensed Balance Sheets and are being amortized to expense over the life of the related indebtedness. In October 1999, Chiles Offshore entered into amendments to the Indenture governing the Chiles 10.0% Notes (the "Amendments") which were approved by the holders of a majority of the Chiles 10.0% Notes and that had the effect of removing certain covenants contained in such Indenture. In consideration for such approval, consenting noteholders received $1.00 for each $1,000 in aggregate principal amount of Chiles 10.0% Notes held by them. In January 2000, Chiles filed a notice with the Securities and Exchange Commission terminating, retroactively effective to December 31, 1999, its reporting obligations pursuant to the Securities Exchange Act of 1934, as amended.

        SEACOR and a wholly owned subsidiary of SEACOR purchased $17,130,000 and $43,235,000 principal amount of the Chiles 10.0% Notes in the open market in 1998 and 1999, respectively. The write-off of certain deferred financing costs associated with the Chiles 10.0% Notes acquired and the difference between the amount paid to acquire the Chiles 10.0% Notes and their carrying value resulted in the recognition of an extraordinary gain of $1,309,000 or $0.10 per basic share and $1,211,000 or $0.10 per basic share in 1998 and 1999, respectively. During 1999, SEACOR and its wholly owned subsidiary that owned Chiles 10.0% Notes sold $18,630,000 principal amount of such notes to a financial institution, subject to swap agreements, see Note 2, Financial Instruments.

        CHILES BANK FACILITY. Also on April 29, 1998, Chiles Offshore entered into a bank credit agreement that provided for a $25,000,000 revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. The Chiles Bank Facility was arranged by Nederlandse Scheepshypotheek Bank N.V. and MeesPierson Capital Corporation. In December 1999, the Chiles Bank Facility was amended and available borrowings rose from $25,000,000 to $40,000,000 (the "Amended Chiles Bank Facility"). The Amended Chiles Bank Facility provides for a floating interest rate of LIBOR plus 1 3/8% per annum (approximately 7.3% at December 31, 1999) on amounts outstanding under the Amended Chiles Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1,875,000 beginning March 31, 2003, followed by eight quarterly installments of $3,125,000, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in the Amended Chiles Bank Facility, Chiles Offshore was required to reduce the outstanding principal amount of the Chiles 10.0% Notes by $15,000,000 to $95,000,000.

        During November 1999, Chiles Offshore completed an offering of membership interests and rights to purchase membership interests (the "Offering") which provided all current members with a pro rata right to purchase such securities in an aggregate amount of $15,000,000. A wholly owned subsidiary of SEACOR acquired $10,646,000 or approximately 71% of the Offering. Proceeds from the Offering were used by Chiles Offshore to purchase, at par, $15,000,000 aggregate principal amount of the Chiles 10.0% Notes from SEACOR, which was previously acquired in the open market. At December 31, 1999, a wholly owned subsidiary of SEACOR owned a 58.3% membership interest in Chiles Offshore, which was acquired for $45,646,000, and SEACOR owned $26,735,000 principal amount of the Chiles 10.0% Notes.

        Chiles Columbus LLC and Chiles Magellan LLC (the "Rig Owners"), wholly owned subsidiaries of Chiles Offshore and owners of the Rigs the Chiles Columbus and Chiles Magellan, respectively, guarantee the Amended Chiles Bank Facility and such guarantees are secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles Offshore unless there occurs an event of default), and assignments of insurance proceeds. The Amended Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Amended Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles Offshore, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles Offshore or a Rig Owner), the lenders under the Amended Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the holders of the Chiles 10.0% Notes ("Noteholders") or Chiles Offshore may cure such event of default or prepay all of the indebtedness outstanding under the Amended Chiles Bank Facility. The Amended Chiles Bank Facility also contains certain negative covenants applicable to Chiles Offshore and the Guarantors, including prohibitions against the following: certain liens on the collateral under the Amended Chiles Bank Facility; material changes in the nature of their business; sale or pledge of any Guarantor's membership interests; sale or disposition of any Rig or other substantial assets; certain changes in office locations; consolidations or mergers; certain Restricted Payments (as defined in the Chiles Bank Facility), including distributions on membership interests in Chiles Offshore (the "Membership Interests"); the exercise of a right to call the Chiles 10.0% Notes; or any material amendment or modification of the Indenture. The Amended Chiles Bank Facility further requires Chiles Offshore to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates; assuming, guaranteeing or (except in their ordinary course of business) otherwise becoming liable in connection with any obligations other than guaranties for the benefit of the lenders under the Amended Chiles Bank Facility, guarantees in favor of the Noteholders or pre-existing guarantees; paying out any funds, except in their ordinary course of business for the business of Chiles Offshore or service of certain indebtedness permitted under the Amended Chiles Bank Facility; and issuing or disposing of any of their own membership interests (except to Chiles Offshore). In addition, the Amended Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 200% of outstanding indebtedness under the Amended Chiles Bank Facility. At December 31, 1999, Chiles Offshore had $18,000,000 available under the Amended Chiles Bank Facility for future borrowings.

        The Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles Offshore, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles Offshore or a Rig Owner), the lenders under the Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the Noteholders or the Company may cure such event of default or prepay all of the indebtedness outstanding under the Chiles Bank Facility. In addition, the Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 130% of outstanding indebtedness under the Chiles Bank Facility.

        9. COMMON STOCK:

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

        During 1999, SEACOR's Board of Directors increased its securities repurchase authority by $105,000,000. Shares totaling 1,462,000 at an aggregate cost of $65,520,000 were repurchased for treasury during the year. As of December 31, 1999, the Company had approximately $26,669,000 available for the repurchase of SEACOR Securities. The repurchase of any SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions.

        10. BENEFIT PLANS:

        SEACOR SAVINGS PLAN. SEACOR, through a wholly owned subsidiary, introduced a defined contribution plan (the "SEACOR Plan"), effective July 1, 1994. Furthermore, in connection with a merger and acquisition, the Company assumed the obligations of certain other defined contribution plans. Effective January 1, 1998, the Company merged the defined contribution plans previously assumed into the SEACOR Plan. Requirements for eligibility in the SEACOR Plan include (i) one year of full time employment, (ii) attainment of 21 years of age, and (iii) residency in the United States. Participants may contribute up to 15% of their pre-tax annual compensation, and contributions are funded monthly. Participants are fully vested in the Company's contribution upon (i) attaining the age of 65, (ii) death, (iii) becoming disabled, or (iv) completing five years of employment service. Contribution forfeitures for non-vested terminated employees are used to reduce future contributions of the Company or pay administrative expenses. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in the SEACOR Plan and is subject to annual review by the Board of Directors. The Company's contributions to plans were $948,000, $845,000, and $614,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

        STOCK OPTIONS. In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in 1996 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 1999, 1998, and 1997, in thousands of dollars, except per share data.

                                                 1999                            1998                             1997
                                    ------------------------------- -------------------------------  -------------------------------
                                     As Reported      Pro forma      As Reported       Pro forma      As Reported      Pro forma
                                    --------------- --------------- ---------------  --------------  --------------- ---------------
Net Income........................$      30,936   $      30,439   $     125,927    $     125,746  $      119,154   $     119,051

Earnings per common share:
   Basic..........................$        2.60   $        2.56   $        9.59    $        9.57  $         8.61   $        8.60
   Diluted........................         2.54            2.50            8.25             8.24            7.47            7.47


        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.

        SHARE AWARD TRANSACTIONS. The following transactions have occurred in the Plans during the periods ended December 31:

                                                     1999                           1998                           1997
                                         -----------------------------  ----------------------------   ----------------------------
                                           Number of      Wt'ed Avg.     Number of      Wt'ed Avg.      Number of      Wt'ed Avg.
                                            Shares       Exer. Price       Shares      Exer. Price        Shares      Exer. Price
                                         -------------  --------------  ------------  --------------   ------------  --------------
Stock Option Activities -
    Outstanding, at beginning of year..      295,814  $        19.64        325,112 $        17.04         346,112 $        16.92
       Granted.........................       69,850  $        44.95         20,652 $        51.74               - $            -
       Exercised.......................            -  $            -        (48,750)$        15.54         (21,000)$        15.05
       Canceled........................       (1,750) $        26.57         (1,200)$        34.46               - $            -
                                         -------------                  ------------                   ------------
    Outstanding, at end of year........      363,914  $        24.47        295,814 $        19.64         325,112 $        17.04
                                         =============                  ============                   ============
    Options exercisable at year end....      280,935  $        18.08        275,362 $        17.26         317,812 $        16.72
                                         =============
                                                                        ============                   ============
    Weighted average fair value of
       options granted.................$       27.86                  $       33.58                  $           -
                                         =============                  ============                   ============

Restricted stock awards granted........       37,000  $        44.68         25,290 $        52.16          18,510 $        61.92
                                         =============                  ============                   ============

Shares available for future grant......      375,963                        480,913                        525,589
                                         =============                  ============                   ============

        The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 44.07% and 44.06% in the years 1999 and 1998, respectively, (c) discount rates of 5.01% and 5.21% in the years 1999 and 1998, respectively, and (d) expected lives of five years.

        On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over one and three year vesting periods. During 1999, 1998, and 1997, compensation cost recognized in connection with restricted stock awards totaled $1,508,000, $1,333,000, and $439,000, respectively. At December 31, 1999, there were 52,017 shares of unvested restricted stock outstanding at a weighted average price of $47.79. Of the unvested shares outstanding, 30,733, 12,934, and 8,350 shares will vest in 2000, 2001, and 2002, respectively. On February 3, 2000, the Compensation Committee granted 20,585 restricted shares to certain officers and key employees of the Company with aggregate market value of $961,000 on that date.

        The following table summarizes certain information about the options outstanding at December 31, 1999 grouped into three exercise price ranges:

                                                                                      Exercise Price Range
                                                                 ------------------------------------------------------------
                                                                   $9.64 - $14.75      $18.75 - $21.25     $30.75 - $53.00
                                                                 -------------------  ------------------- -------------------
Options outstanding at December 31, 1999......................          124,166              146,246              93,502
Weighted-average exercise price...............................   $        14.11       $        19.52      $        45.95

Weighted-average remaining contractual life (years)...........              3.6                  4.2                 8.3
Options exercisable at December 31, 1999......................          124,166              146,246              10,523
Weighted average exercise price of exercisable options........   $        14.11       $        19.52      $        44.77


        11. RELATED PARTY TRANSACTIONS:

        NRC contracts with James Miller Marine Services ("JMMS"), an environmental contractor based in Staten Island, New York, for spill response services. In fiscal 1999, 1998, and 1997, NRC paid approximately $362,000, $398,000, and $612,000, respectively, to JMMS for these services. The brother of a NRC director is Vice President of JMMS.

        Globe Wireless provides the Company's offshore marine service segment a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software, and electronic equipment aboard its offshore marine vessels. In fiscal 1999, 1998, and 1997, approximately $1,421,000, $743,000, and $40,000, respectively, was paid to Globe Wireless for services and merchandise provided the Company.

        A fee is paid to a minority stockholder for managing the Company's North Sea standby safety vessels. The U.S. dollar equivalent of such fees paid in pounds sterling approximated $1,058,000, $1,087,000, and $1,015,000 in the years ended December 31, 1999, 1998, and 1997, respectively.

        12. COMMITMENTS AND CONTINGENCIES:

        As of December 31, 1999, the Company has commitments to build three offshore support vessels at an approximate aggregate cost of $30,250,000 of which $20,950,000 has been expended. These vessels are expected to enter service in 2000. Joint venture corporations, in which the Company owns a 50% equity interest, are committed to the construction of two Handymax Dry-Bulk ships that are expected to enter service in 2001. The cost to construct and place these ships into service will approximate $39,000,000, of which 75% is expected to be financed from external sources.

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

        During 1998 and 1995, the Company entered into sale-type leases for two crew and one anchor handling towing supply vessels, respectively. The anchor handling towing supply vessel was sold in 1998 to a third party and bareboat chartered to SEAMEX. The remaining leases expire in 2001 and contain options that permit the lessee to purchase the vessels at various dates during the term of the leases. The amortization of unearned income in the years ended December 31, 1999, 1998, and 1997, totaled $548,000, $403,000, and $448,000, respectively. The net investment in sale-type leases at December 31, 1999 was comprised of minimum lease payment receivables totaling $1,605,000, estimated residual values of $1,933,000, and unearned income of $906,000. As of December 31, 1999, $321,000 and $2,311,000 of the net investment in the sale-type leases were reported in the Consolidated Balance Sheets as current and noncurrent Other Assets, respectively.

        In December 1996, pursuant to the SMIT Transaction, the Company leased two vessels under capital leases with gross costs of $21,239,000 that are being depreciated over an estimated useful life of 23 years. At December 31, 1999 and 1998, accumulated depreciation related to these vessels totaled $2,754,000 and $1,781,000, respectively. At December 31, 1999, $1,675,000 and $17,580,000 in obligations under these capital leases are reported as current and long-term debt, respectively. Minimum lease payments of $2,669,000 and $18,482,000 are due in 2000 and 2001,
        respectively. The amount to be paid in 2001 will include cash and the issuance of $6,750,000 in SMIT Convertible Notes. Future minimum lease payments include interest of $1,896,000.

        During 1999, 1998, and 1997, the Company completed transactions for the sale and leaseback of 5, 11, and 8 vessels, respectively, and the leases have been classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases." The leases contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from two to five years. Gains realized from those sales, totaling $6,566,000, $38,442,000 and $26,986,000 in 1999, 1998, and 1997, respectively, have been deferred and are being credited to income as reductions in rental expense over the lease terms. Rental expense in 1999, 1998 and 1997 totaled $3,525,000, $2,142,000, and $504,000, respectively. Future minimum lease payments are $18,599,000 in 2000, $4,912,000 in 2001,
        $1,967,000 in 2002, $1,312,000 in 2003, and $471,000 in 2004.

        13. MAJOR CUSTOMERS AND SEGMENT DATA:

        The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has aggregated its business activities into three operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services.

        The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. Two of the largest groups of offshore support vessels operated by the Company are crew boats, which transport personnel and small loads of cargo when expedited deliveries are required, and utility boats, which support offshore production activities by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have powerful engines and deck mounted winches, and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. The Company also operates supply vessels, which transport drill pipe, drilling fluids, and construction materials, and special service vessels, which include standby safety, well stimulation, seismic data gathering, line handling, freight, oil spill response, and salvage vessels. In connection with its offshore marine services, the Company offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations.

        The environmental service segment provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with Oil Pollution Act of 1990 and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance, and provide trained personnel for deploying equipment in a spill response. When oil spills occur, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills.

        The Company's drilling service business is conducted through Chiles Offshore, a 58.3% majority owned subsidiary. From inception and until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts constructing two mobile offshore drilling rigs, raising capital, and securing contracts for the Rigs. In 1997, Chiles commenced construction of two premium jackup mobile offshore drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively. Jackup rigs are mobile self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support drilling operations. Oil and gas exploration companies use jackup rigs extensively for offshore drilling in water depths from 20 feet to 350 feet.

        The Company evaluates the performance of each operating segment based upon the operating profit of the segment and including gains or losses from the sale of equipment and interest in 50% or less owned companies and equity in the net income of 50% or less owned companies but excluding minority interest in income or loss of subsidiaries, interest income and expense, net gains or losses from the sale of marketable securities and commodity swap transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Income net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregation of financial results has been prepared using a management approach. Segment assets exclude those considered by the Company to be of a corporate nature. Corporate assets include SEACOR and its wholly owned subsidiaries' unrestricted cash, marketable securities, certain other assets, and property and equipment related to corporate operations. Information disclosed in the tables presented below may differ from separate financial statements presented by subsidiaries of the Company due to certain elimination entries required in consolidation.

        Revenues attributed to geographic areas were based upon the country of domicile for marine service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. Revenues from services rendered to divisions or subsidiaries of one customer totaled $26,139,000 in 1999, $40,717,000 in 1998 and
        $41,852,000 in 1997 (9% of revenues in 1999, 11% of revenues in 1998, and 12% of revenues in 1997). Information about profit and loss and assets by business segment is as follows for the years ended December 31, in thousands of dollars:

                                                                                                  Corporate
                                                    Marine      Environmental     Drilling      and Other        Total
                                                 ------------  --------------  -------------  -------------  ------------
1999
Operating Revenues -
  External Customers.............................$   258,177   $       22,659   $      7,651  $         938(a)$   289,425
  Intersegment...................................        528              161              -           (689)            -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   258,705   $       22,820   $      7,651  $         249  $    289,425
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$    46,158   $        4,801   $       (585) $         144  $     50,518
Gains from Equipment Sales or Retirements, net...      1,661               16              -              -         1,677
Loss from Sale of Interest in a 50% or Less
Owned Company....................................        (72)               -              -              -           (72)
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies...........................      4,906              814              -         (3,107)        2,613
Minority Interest in Loss of Subsidiaries........          -                -              -          1,148         1,148
Interest Income..................................          -                -              -         20,495        20,495
Interest Expense.................................          -                -              -        (22,330)      (22,330)
Losses from Commodity Swap Transactions, net.....          -                -              -         (1,323)       (1,323)
Losses from Sale of Marketable Securities, net...          -                -              -           (279)         (279)
Corporate Expenses...............................          -                -              -         (5,169)       (5,169)
Income Taxes.....................................          -                -              -        (17,533)      (17,533)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$    52,653   $        5,631   $       (585) $     (27,954) $     29,745
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    41,989   $        1,288   $          -  $      33,999  $     77,276
Other Segment Assets.............................    621,197           27,650        199,294              -       848,141
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    663,186           28,938        199,294         33,999       925,417
Corporate........................................          -                -              -        271,574       271,574
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$   663,186   $       28,938   $    199,294  $     305,573  $  1,196,991
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$    34,936   $        3,815   $      2,478  $          53  $     41,282

=========================================================================================================================

1998
Operating Revenues -
  External Customers.............................$   359,611   $       26,180   $          -  $           -  $    385,791
  Intersegment...................................          -                -              -              -             -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   359,611   $       26,180   $          -  $           -  $    385,791
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$   127,403   $        4,479   $       (823) $           -  $    131,059
Gains from Equipment Sales or Retirements, net...     38,227              111              -              -        38,338
Gain from Sale of Interest in a 50% or Less
Owned Company....................................      1,197                -              -              -         1,197
Equity in Net Earnings of 50% or Less Owned
Companies........................................     13,657              554              -              -        14,211
Minority Interest in Income of Subsidiaries......          -                -              -         (1,612)       (1,612)
Interest Income..................................          -                -              -         25,346        25,346
Interest Expense.................................          -                -              -        (22,798)      (22,798)
Gains from Commodity Swap Transactions, net......          -                -              -          3,273         3,273
Gains from Sale of Marketable Securities, net....          -                -              -          1,827         1,827
Corporate Expenses...............................          -                -              -         (5,344)       (5,344)
Income Taxes.....................................          -                -              -        (60,879)      (60,879)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$   180,484   $        5,144  $        (823) $     (60,187) $    124,618
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    54,954   $          524  $           -  $           -  $     55,478
Other Segment Assets.............................    770,614           29,103        177,832              -       977,549
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    825,568           29,627        177,832              -     1,033,027
Corporate........................................          -                -              -        224,948       224,948
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$    825,568  $       29,627  $     177,832  $     224,948  $  1,257,975
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$     32,534  $        3,846  $          56  $          13  $     36,449

=========================================================================================================================

                                                                                               Corporate
                                                    Marine       Environmental    Drilling      and Other        Total
                                                 ------------   -------------  -------------  -------------  -------------
 1997
 Operating Revenues -
   External Customers............................$    325,009   $      21,939  $           -  $           -  $     346,948
   Intersegment..................................           -               -              -              -              -
                                                 ------------   -------------  -------------  -------------  -------------
    Total........................................     325,009   $      21,939  $           -  $           -  $     346,948
                                                 ============   =============  =============  =============  =============

 Operating Profit                                $    115,818   $       3,029  $       (382)  $           -  $     118,465
 (Loss).............................
 Gains (Losses) from Equipment Sales or                62,027             (99)             -              -         61,928
 Retirements, net................................
 Equity in Net Earnings of 50% or Less Owned            5,656             771              -              -          6,427
 Companies.......................................
 Minority Interest in Income of Subsidiaries.....           -               -              -           (301)          (301)
 Interest Income.................................           -               -              -         12,756         12,756
 Interest Expense................................           -               -              -        (14,168)       (14,168)
 Corporate Expenses..............................           -               -              -         (3,278)        (3,278)
 Income Taxes....................................           -               -              -        (62,236)       (62,236)
                                                 ------------   -------------  -------------  -------------  -------------
     Income (Loss) before Extraordinary Item.....$    183,501   $       3,701  $        (382) $     (67,227) $     119,593
                                                 ============   =============  =============  =============  =============
 Investments, at Equity, and Receivables from 50%
   or Less Owned Companies.......................$     37,151   $       1,219  $           -  $           -  $      38,370
 or Less Owned Companies.........................
 Other Segment Assets............................     702,449          32,861         67,398              -        802,708
                                                 ------------   -------------  -------------  -------------  -------------
   Subtotal Segment Assets.......................     739,600          34,080         67,398              -        841,078
 Corporate.......................................           -               -              -        178,723        178,723
                                                 ------------   -------------  -------------  -------------  -------------
     Total Assets................................$    739,600   $      34,080  $      67,398  $     178,723  $   1,019,801
                                                 ============   =============  =============  =============  =============

 Depreciation and Amortization...................$     32,914   $       3,563  $           6  $          55  $      36,538

==========================================================================================================================

(a) Includes the operating revenues of the Company's telecommunications business, Marinet, which was acquired in April 1999 and sold effective July 1, 1999.


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

                                         United                           United           Other
                                         States          Nigeria         Kingdom          Foreign          Total
                                      -------------    -------------   -------------   --------------   -------------
1999:
Revenue........................... $       186,673  $        19,324 $        24,643 $        58,785  $       289,425
Long-Lived Assets.................         550,106           40,486          33,083          91,522          715,197
1998:
Revenue...........................         234,651           30,655          28,524          91,961          385,791
Long-Lived Assets.................         406,945           47,257          31,416         139,243          624,861
1997:
Revenue...........................         216,513           25,318          39,099          66,018          346,948
Long-Lived Assets.................         262,309           42,888          42,213         135,524          482,934


        14. SUBSEQUENT EVENTS:

        Subsequent to December 31, 1999, SEACOR reported that its Board of Directors had increased its previously announced securities repurchase program by $15,000,000. With this increase, the Company has approximately $37,400,000 available for such purposes. The securities covered by the repurchase program continue to include the Company's common stock, its 5 3/8% Notes, its 7.2% Notes, and the Chiles 10.0% Notes. Subsequent to December 31, 1999, the Company has purchased approximately $4,000,000 of its securities, primarily its common stock and as of March 24, 2000 has approximately 11,206,000 common shares outstanding. The repurchase of securities will be conducted from time to time through open market purchases, privately negotiated transactions, or otherwise depending on market conditions.

        On February 9, 2000, the Company announced that it signed a letter of intent to acquire all of the issued share capital of Boston Putford. Boston Putford's standby safety vessels, certain joint venture interests and vessels, and fixed assets will be acquired for aggregate consideration of approximately (pound)19,000,000. Boston Putford will also receive aggregate consideration of approximately (pound)5,000,000 for working capital in the companies at closing. The purchase consideration will consist of (pound)15,000,000 in cash, approximately 84,000 shares of SEACOR's common stock, approximately (pound)9,100,000 in five year zero coupon notes having a current value of (pound)6,200,000, and the assumption of certain liabilities. The final purchase price is subject to certain closing adjustments. Boston Putford's standby safety fleet, including vessels held in joint ventures but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern U.K. sector of the North Sea. Consummation of the transaction is also subject to satisfactory completion of due diligence, execution of definitive documentation, and receipt of all necessary regulatory approvals and compliance with appropriate procedures in the United States and the United Kingdom. The Company expects to consolidate its standby safety services in the U.K. sector of the North Sea into the Boston Putford operations following completion of its acquisition of Boston Putford.

        15. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

                                                                                             1999           1998            1997
                                                                                          ----------     -----------     ----------
                                                                                                  (in thousands of dollars)
Cash income taxes paid.................................................................. $     5,048   $      47,345   $     29,160
Cash interest paid......................................................................      35,875          22,514         12,022
Schedule of Non-Cash Investing and Financing Activities:
    Property exchanged for investment in and notes receivable from 50% or less owned               -               -          2,240
company.................................................................................
    Sale of a subsidiary to Globe Wireless for a note receivable........................       5,279              -               -
    Conversion of loans into convertible preferred units of Globe Wireless..............      22,000              -               -
    Investment in 50% or less owned companies with long-term debt, including debt                  -            738               -
discount...............................................................................
    Acquisition of ERST/O'Brien's Inc. with SEACOR's common stock.......................       1,482             442          3,614
    Purchase of vessels with              - SEACOR's common stock.......................           -               -          4,342
                                          - notes, including debt discount..............           -         22,462               -


        16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        Selected financial information for interim periods are presented below in thousands of dollars, except share data. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

                                                                                 Quarter Ended
                                                  ---------------------------------------------------------------------------
                                                     Dec. 31,           Sept. 30,            June 30,            March 31,
                                                  --------------      --------------      --------------      ---------------
1999:
Revenue..................................... $          71,335   $          71,894   $          68,475   $          77,721
Gross profit(1).............................            18,129              19,031              17,496              26,701
Income before extraordinary item............             6,140               4,109               6,217              13,279
Basic earnings per common share -
    Income before extraordinary item........              0.55                0.34                0.51                1.08
    Extraordinary item......................                 -               0.08                    -                0.02
                                                  --------------      --------------      --------------      ---------------
    Net Income.............................. $            0.55   $            0.42   $            0.51   $            1.10
                                                  ==============      ==============      ==============      ===============
Diluted earnings common per share -
    Income before extraordinary item........ $            0.55   $            0.34   $            0.51   $            0.97
    Extraordinary item......................                 -                0.07                   -                0.02
                                                  --------------      --------------      --------------      ---------------
    Net Income.............................. $            0.55   $            0.41   $            0.51   $            0.99
                                                  ==============      ==============      ==============      ===============
1998:
Revenue..................................... $          92,791   $         100,043   $          95,744   $          97,213
Gross profit(1).............................            35,194              42,416              42,189              41,821
Income before extraordinary item............            27,937              26,361              36,050              34,270
Basic earnings per common share -
    Income before extraordinary item........              2.21                2.02                2.74                2.51
    Extraordinary item......................              0.10                   -                   -                   -
                                                  --------------      --------------      --------------      ---------------
    Net Income.............................. $            2.31   $            2.02   $            2.74   $            2.51
                                                  ==============      ==============      ==============      ===============
Diluted earnings common per share -
    Income before extraordinary item........ $            1.90   $            1.75   $            2.34   $            2.16
    Extraordinary item......................              0.08                   -                   -                   -
                                                  --------------      --------------      --------------      ---------------
    Net Income.............................. $            1.98   $            1.75   $            2.34   $            2.16
                                                  ==============      ==============      ==============      ===============

---------------------
(1) Gross profit is defined as Operating Income as reported in the Consolidated Statements of Income plus general and administrative expenses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



        To SEACOR SMIT Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEACOR SMIT Inc. and its subsidiaries and have issued our report thereon dated February 15, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 62 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                          Arthur Andersen LLP

        New Orleans, Louisiana
        February 15, 2000

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)


                                                       Balance          Charges to                             Balance
                                                      Beginning          Cost and             (a)                End
Description                                            of Year           Expenses          Deductions          of Year
------------------------------------------------     -------------     --------------     -------------     --------------
Year Ended December 31, 1999
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,956   $         (328)    $            61   $         1,567
                                                     =============     ==============     =============     ==============

Year Ended December 31, 1998
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,626   $           455    $           125   $         1,956
                                                     =============     ==============     =============     ==============

Year Ended December 31, 1997
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $           475   $         1,155    $             4   $         1,626
                                                     =============     ==============     =============     ==============


(a) Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

                                SEACOR SMIT INC.
                                INDEX TO EXHIBITS
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR END DECEMBER 31, 1999

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

10.14*,**       Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc.
                and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.)
                (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.15*,**       Employment Agreement, dated December 24, 1992, between SEACOR
                Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR
                Holdings, Inc. for the fiscal year ended December 31, 1992).

10.16* Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.17* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.18* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.19* Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.20* Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.21* Malaysian Side Letter, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on

                Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.22* Salvage and Maritime Contracting Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.23* License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.24* Amended and Restated Operating Agreement of Chiles Offshore LLC, dated as of December 16, 1997, between SEACOR Offshore Rigs Inc., COI, LLC and the other Members identified therein.

10.25* Letter Agreement, dated February 26, 1998, between SEACOR SMIT Inc. and certain of its subsidiaries and SMIT Internationale N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission of March 11, 1998).

10.26* Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.27* Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14,
                1997).

10.28* Agreement, dated October 27, 1995, by and among SEACOR Holdings, Inc., NRC Holdings, Inc., Coastal Refining and Marketing, Inc., and Phibro Energy USA, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).


10.29*,**       Employment Agreement, dated March 14, 1995, by and between
                National Response Corporation and Mark Miller (incorporated herein by reference to Exhibit 10.3 of the Company's
                Registration Statement on Form S-3 (No. 33-97868) filed with the
                Commission on November 15, 1995).

10.30*,**       Employment Agreement, dated March 14, 1995, by and between
                National Response Corporation and James Miller (incorporated herein by reference to Exhibit 10.4 of the Company's
                Registration Statement on Form S-3 (No. 33-97868) filed with the
                Commission on November 15, 1995).

10.31*,**       Letter agreement, dated February 26, 1997, between SEACOR SMIT
                Inc. and certain of its' subsidiaries and SMIT Internationale, N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on March 11, 1998).

10.32 Agreement for a U.S. $100,000,000 Revolving Credit Facility to be made available to SEACOR SMIT Inc. by the financial institutions identified on Schedule A and Den Norske Bank ASA, as agent, dated November 17, 1998.

10.33 Amendment No. 1 To Credit Agreement made as of February 4, 1999 by and between SEACOR SMIT Inc., the financial institutions listed in Schedule A to that certain Credit Agreement dated November 17, 1998 and Den norske Bank ASA.

10.34 Amendment No. 2 To Credit Agreement made as of October 1, 1999 by and between SEACOR SMIT Inc., certain financial institutions and Den norske Bank ASA., which further amends that certain Revolving Credit Agreement dated November 17, 1998 and Amendment No. 1 thereto dated February 4, 1999.

10.35**         Form of Type A Restricted Stock Grant Agreement.

10.36**         Form of Type B Restricted Stock Grant Agreement.

10.37** Form of Option Agreement for Officers and Key Employees pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan.

21.1            List of Registrant's Subsidiaries.

23.1            Consent of Arthur Andersen LLP.

27.1            Financial Data Schedule.


--------------------
    *    Incorporated herein by reference as indicated.

   ** Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item14 (c) of the rules governing the preparation of this report.