Form 10-K/A
period 1999-12-31
SEACOR SMIT INC
filed 2000-04-06
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report of SEACOR SMIT Inc. (the "Company"), amends and restates in their entirety Item 7 of Part II and Item 14 of Part IV solely to correct typographical and formatting errors.


                                    PART II

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

                                                                                                  Corporate
                                                    Marine      Environmental     Drilling      and Other        Total
                                                 ------------  --------------  -------------  -------------  ------------
1999
Operating Revenues -
  External Customers.............................$   258,177   $       22,659   $      7,651  $         938(a)$   289,425
  Intersegment...................................        528              161              -           (689)            -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   258,705   $       22,820   $      7,651  $         249  $    289,425
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$    46,158   $        4,801   $       (585) $         144  $     50,518
Gains from Equipment Sales or Retirements, net...      1,661               16              -              -         1,677
Loss from Sale of Interest in a 50% or Less
Owned Company....................................        (72)               -              -              -           (72)
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies...........................      4,906              814              -         (3,107)        2,613
Minority Interest in Loss of Subsidiaries........          -                -              -          1,148         1,148
Net Interest Expense.............................          -                -              -         (1,835)       (1,835)
Losses from Commodity Swap Transactions, net.....          -                -              -         (1,323)       (1,323)
Losses from Sale of Marketable Securities, net...          -                -              -           (279)         (279)
Corporate Expenses...............................          -                -              -         (5,169)       (5,169)
Income Taxes.....................................          -                -              -        (17,533)      (17,533)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$    52,653   $        5,631   $       (585) $     (27,954) $     29,745
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    41,989   $        1,288   $          -  $      33,999  $     77,276
Other Segment Assets.............................    621,197           27,650        199,294              -       848,141
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    663,186           28,938        199,294         33,999       925,417
Corporate........................................          -                -              -        271,574       271,574
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$   663,186   $       28,938   $    199,294  $     305,573  $  1,196,991
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$    34,936   $        3,815   $      2,478  $          53  $     41,282
=========================================================================================================================
1998
Operating Revenues -
  External Customers.............................$   359,611   $       26,180   $          -  $           -  $    385,791
  Intersegment...................................          -                -              -              -             -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   359,611   $       26,180   $          -  $           -  $    385,791
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$   127,403   $        4,479   $       (823) $           -  $    131,059
Gains from Equipment Sales or Retirements, net...     38,227              111              -              -        38,338
Gain from Sale of Interest in a 50% or Less
Owned Company....................................      1,197                -              -              -         1,197
Equity in Net Earnings of 50% or Less Owned
Companies........................................     13,657              554              -              -        14,211
Minority Interest in Income of Subsidiaries......          -                -              -         (1,612)       (1,612)
Net Interest Income..............................          -                -              -          2,548         2,548
Gains from Commodity Swap Transactions, net......          -                -              -          3,273         3,273
Gains from Sale of Marketable Securities, net....          -                -              -          1,827         1,827
Corporate Expenses...............................          -                -              -         (5,344)       (5,344)
Income Taxes.....................................          -                -              -        (60,879)      (60,879)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$   180,484   $        5,144  $        (823) $     (60,187) $    124,618
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    54,954   $          524  $           -  $           -  $     55,478
Other Segment Assets.............................    770,614           29,103        177,832              -       977,549
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    825,568           29,627        177,832              -     1,033,027
Corporate........................................          -                -              -        224,948       224,948
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$    825,568  $       29,627  $     177,832  $     224,948  $  1,257,975
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$     32,534  $        3,846  $          56  $          13  $     36,449
=========================================================================================================================

                                                                                               Corporate
                                                    Marine       Environmental    Drilling      and Other        Total
                                                 ------------   -------------  -------------  -------------  -------------
 1997
 Operating Revenues -
   External Customers............................$    325,009   $      21,939  $           -  $           -  $     346,948
   Intersegment..................................           -               -              -              -              -
                                                 ------------   -------------  -------------  -------------  -------------
    Total........................................     325,009   $      21,939  $           -  $           -  $     346,948
                                                 ============   =============  =============  =============  =============

 Operating Profit  (Loss)........................$    115,818   $       3,029  $       (382)  $           -  $     118,465
 Gains (Losses) from Equipment Sales or                62,027             (99)             -              -         61,928
 Retirements, net................................
 Equity in Net Earnings of 50% or Less Owned
 Companies.......................................       5,656             771              -              -          6,427
 Minority Interest in Income of Subsidiaries.....           -               -              -           (301)          (301)
 Net Interest Expense............................           -               -              -         (1,412)        (1,412)
 Corporate Expenses..............................           -               -              -         (3,278)        (3,278)
 Income Taxes....................................           -               -              -        (62,236)       (62,236)
                                                 ------------   -------------  -------------  -------------  -------------
     Income (Loss) before Extraordinary Item.....$    183,501   $       3,701  $        (382) $     (67,227) $     119,593
                                                 ============   =============  =============  =============  =============
 Investments, at Equity, and Receivables from 50%
   or Less Owned Companies.......................$     37,151   $       1,219  $           -  $           -  $      38,370
 Other Segment Assets............................     702,449          32,861         35,012              -        770,322
                                                 ------------   -------------  -------------  -------------  -------------
   Subtotal Segment Assets.......................     739,600          34,080         35,012              -        808,692
 Corporate.......................................           -               -              -        211,109        211,109
                                                 ------------   -------------  -------------  -------------  -------------
     Total Assets................................$    739,600   $      34,080  $      35,012  $     211,109  $   1,019,801
                                                 ============   =============  =============  =============  =============

 Depreciation and Amortization...................$     32,914   $       3,563  $           6  $          55  $      36,538
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

        GAINS (LOSSES) FROM COMMODITY SWAP TRANSACTIONS, NET. In the twelve month period ended December 31, 1999, the Company recognized a net loss of $1.3 million from commodity price hedging arrangements; whereas, in the twelve month period ended December 31, 1998, the Company recognized a net gain of $3.3 million. In 1999, the net loss was due primarily to the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeding the contract prices for various natural gas and crude oil positions; whereas, during 1998, the net gain was due primarily to the contract prices exceeding the settlement prices quoted on the NYMEX for various natural gas positions. See Item 7A "Quantitative and Qualitative Disclosures About Market Risks" for additional discussion of the Company's commodity price hedging arrangements.

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

        GAINS (LOSSES) FROM COMMODITY SWAP TRANSACTIONS, NET. Gains from commodity swap transactions increased $3.3 million in the twelve month period ended December 31, 1998 compared to the twelve month period ended December 31, 1997. During 1998, the Company entered into natural gas commodity swap transactions that resulted in the recognition of a net gain. There were no comparable commodity swap transactions during the prior year. See Item 7A "Quantitative and Qualitative Disclosure About Market Risks" for additional discussion of the Company's commodity swap activities.

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


10.35*,**       Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.36*,**       Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.37*,**       Form of Option Agreement for Officers and Key Employees pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

21.1 List of Registrant's Subsidiaries (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

23.1 Consent of Arthur Andersen LLP (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

27.1 Financial Data Schedule (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).


---------------

   *    Incorporated herein by reference as indicated.

   ** Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 (c) of the rules governing the preparation of this report.


        (b)  Reports on Form 8-K:

             None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SEACOR SMIT INC.
                                     (Registrant)

                                     By:  /s/ Lenny P. Dantin
                                          --------------------------------------
                                          Lenny P. Dantin
                                          Vice President, and Treasurer
                                          (Principal Accounting Officer
                                          and Controller)


        Date: April 6, 2000

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

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       1999              1998               1997
                                                                                   ------------      ------------      ------------
Operating Revenue:
  Marine .....................................................................     $    258,705      $    359,611      $    325,009
  Other ......................................................................           30,720            26,180            21,939
                                                                                   ------------      ------------      ------------
                                                                                        289,425           385,791           346,948
                                                                                   ------------      ------------      ------------
Costs and Expenses:
  Operating expenses -
   Marine ....................................................................          154,947           177,236           158,175
   Other .....................................................................           11,839            10,486             9,318
  Administrative and general .................................................           34,744            36,102            28,299
  Depreciation and amortization ..............................................           41,282            36,449            36,538
                                                                                   ------------      ------------      ------------
                                                                                        242,812           260,273           232,330
                                                                                   ------------      ------------      ------------
Operating Income .............................................................           46,613           125,518           114,618
                                                                                   ------------      ------------      ------------
Other Income (Expense):
  Interest income ............................................................           20,495            25,346            12,756
  Interest expense ...........................................................          (22,330)          (22,798)          (14,168)
  Gain from equipment sales or retirements, net ..............................            1,677            38,338            61,928
  Other ......................................................................           (2,939)            6,492               569
                                                                                   ------------      ------------      ------------
                                                                                         (3,097)           47,378            61,085
                                                                                   ------------      ------------      ------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
  of 50% or Less Owned Companies, and Extraordinary Item .....................           43,516           172,896           175,703
                                                                                   ------------      ------------      ------------
Income Tax Expense:
  Current ....................................................................              358            33,635            36,317
  Deferred ...................................................................           14,891            26,658            25,067
                                                                                   ------------      ------------      ------------
                                                                                         15,249            60,293            61,384
                                                                                   ------------      ------------      ------------
Income Before Minority Interest, Equity in Earnings of 50% or
  Less Owned Companies, and Extraordinary Item ...............................           28,267           112,603           114,319
Minority Interest in (Income) Loss of Subsidiaries ...........................            1,148            (1,612)             (301)
Equity in Net Earnings of 50% or Less Owned Companies ........................              330            13,627             5,575
                                                                                   ------------      ------------      ------------
Income Before Extraordinary Item .............................................           29,745           124,618           119,593
Extraordinary Item - Gain/(Loss) on Extinguishment of Debt, net of tax .......            1,191             1,309              (439)
                                                                                   ------------      ------------      ------------
Net Income ...................................................................     $     30,936      $    125,927      $    119,154
                                                                                   ============      ============      ============
Basic Earnings Per Common Share:
  Income before extraordinary item ...........................................     $       2.50      $       9.49      $       8.64
  Extraordinary item .........................................................             0.10              0.10             (0.03)
                                                                                   ------------      ------------      ------------
Net income ...................................................................     $       2.60      $       9.59      $       8.61
                                                                                   ============      ============      ============
Diluted Earnings Per Common Share:
  Income before extraordinary item ...........................................     $       2.46      $       8.17      $       7.50
  Extraordinary item .........................................................             0.08              0.08             (0.03)
                                                                                   ------------      ------------      ------------
Net income ...................................................................     $       2.54      $       8.25      $       7.47
                                                                                   ============      ============      ============
Weighted Average Common Shares:
  Basic ......................................................................       11,911,653        13,135,111        13,840,205
  Diluted ....................................................................       14,834,963        16,090,556        16,845,001

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

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                              1999            1998           1997
                                                                                            ---------      ---------      ---------
Cash Flows from Operating Activities:
    Net income ........................................................................     $  30,936      $ 125,927        119,154
    Depreciation and amortization .....................................................        41,282         36,449         36,538
    Restricted stock amortization .....................................................         1,508          1,333            439
    Debt discount amortization ........................................................           129          1,275              7
    Bad debt expense ..................................................................          (328)           455          1,155
    Deferred income taxes .............................................................        14,891         26,658         25,067
    Equity in net earnings of 50% or less owned companies .............................          (330)       (13,627)        (5,575)
    Extraordinary (gain) loss, extinguishment of debt .................................        (1,191)        (1,309)           439
    (Gain) loss from sale of investment in 50% or less owned companies ................            72         (1,197)          --
    (Gain) loss on commodity swap transactions, net ...................................         1,323         (3,273)          --
    (Gain) loss from sale of available-for-sale securities, net .......................           279         (1,827)          --
    Gain from equipment sales or retirements, net .....................................        (1,677)       (38,338)       (61,928)
    Amortization of deferred gains on sale and leaseback transactions .................       (24,278)       (19,797)          --
    Minority interest in income (loss) of subsidiaries ................................        (1,148)         1,612            301
    Other, net ........................................................................         3,382          2,770          1,451
    Changes in operating assets and liabilities -
      (Increase) decrease in receivables ..............................................        15,139            231        (35,976)
      (Increase) in prepaid expenses and other assets .................................        (5,692)        (5,230)        (1,600)
      Increase (decrease) in accounts payable, accrued and other liabilities ..........       (26,425)        10,029         26,076
                                                                                            ---------      ---------      ---------
        Net cash provided by operations ...............................................        47,872        122,141        105,548
                                                                                            ---------      ---------      ---------
Cash Flows from Investing Activities:
    Purchases of property and equipment ...............................................      (140,470)      (226,779)      (136,097)
    Proceeds from the sale of marine vessels and equipment ............................        20,889        143,965        139,828
    Investments in and advances to 50% or less owned companies ........................       (21,798)        (6,973)        (7,075)
    Principal payments on notes due from 50% or less owned companies ..................         8,610          2,611            723
    Proceeds from sale of investment in 50% or less owned companies ...................           263          2,310           --
    Net (increase) decrease in restricted cash account ................................        47,249        (22,251)       (46,983)
    Proceeds from sale of available-for-sale securities ...............................       134,352        143,241           --
    Proceeds from maturity of held-to-maturity securities .............................          --           33,020            311
    Purchases of available-for-sale securities ........................................       (15,745)      (209,018)      (127,454)
    Purchase of held-to-maturity securities ...........................................          --             --          (33,032)
    Purchases of convertible preferred stock of and loans to Globe Wireless, LLC ......          --          (11,500)        (3,000)
    Cash settlement from commodity price hedging arrangements .........................         3,694           (431)          --
    Dividends received from 50% or less owned companies ...............................        11,450          2,334           --
    Acquisitions, net of cash acquired ................................................        (6,239)          --             --
    Other, net ........................................................................        (2,476)           269         (2,308)
                                                                                            ---------      ---------      ---------
        Net cash provided by (used in) investing activities ...........................        39,779       (149,202)      (215,087)
                                                                                            ---------      ---------      ---------
Cash Flows from Financing Activities:
    Payments of long-term debt and stockholder loans ..................................       (47,830)       (14,741)       (10,383)
    Proceeds from issuance of long-term debt ..........................................        38,115           --            1,125
    Payments on capital lease obligations .............................................        (1,587)        (1,454)        (1,844)
    Net proceeds from the sale of Chiles Offshore LLC 10.0% Senior Notes ..............          --          105,762           --
    Collateral deposits pursuant to swap agreements ...................................       (10,166)          --             --
    Net proceeds from sale of 7.2% Subordinated Notes .................................          --             --          148,049
    Proceeds from sale of minority interest ...........................................          --             --            4,096
    Proceeds from membership interest offering of Chiles Offshore LLC .................         4,338           --             --
    Distribution of membership interest to a minority shareholder .....................          --           (2,725)          --
    Common stock acquired for treasury ................................................       (65,520)       (60,291)        (4,743)
    Other, net ........................................................................           (36)           757           (832)
                                                                                            ---------      ---------      ---------
        Net cash provided by (used in) financing activities ...........................       (82,686)        27,308        135,468
                                                                                            ---------      ---------      ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents .........................        (1,723)          (361)           399
                                                                                            ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ..................................         3,242           (114)        26,328
Cash and Cash Equivalents, beginning of period ........................................       175,267        175,381        149,053
                                                                                            ---------      ---------      ---------
Cash and Cash Equivalents, end of period ..............................................     $ 178,509      $ 175,267      $ 175,381
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

                                                                               Before-Tax        Tax (Expense)        Net-of-Tax
                                                                                 Amount            or Benefit           Amount
                                                                            -----------------  ------------------  -----------------
1999
Foreign currency translation adjustments................................. $           (809)  $            283    $           (526)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period..............           (4,030)             1,412              (2,618)
    Less - reclassification adjustment for (gains) losses included in
      net income.........................................................              279                (98)                181
                                                                            -----------------  ------------------  -----------------
Other comprehensive income............................................... $         (4,560)  $          1,597    $         (2,963)
                                                                            =================  ==================  =================
1998
Foreign currency translation adjustments................................. $           (186)  $             65    $           (121)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period..............            1,757               (615)              1,142
    Less - reclassification adjustment for (gains) losses included in
      net income.........................................................           (1,827)               639              (1,188)
                                                                            -----------------  ------------------  -----------------
Other comprehensive income............................................... $           (256)  $             89    $           (167)
                                                                            =================  ==================  =================
1997
Foreign currency translation adjustments................................. $           (876)  $            306    $           (570)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period..............              (25)                 9                 (16)
    Less - reclassification adjustment for (gains) losses included in
      net income.........................................................                -                  -                   -
                                                                            -----------------  ------------------  -----------------
Other comprehensive income............................................... $           (901)  $            315    $           (586)
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







                                                                                  1999                           1998
                                                                      -----------------------------  -----------------------------
                                                                         Carrying       Estimated       Carrying       Estimated
                                                                          Amount       Fair Value        Amount       Fair Value
                                                                      --------------  -------------  --------------  -------------
ASSETS:
    Cash and temporary cash investments............................. $     178,509   $     178,509  $     175,267   $     175,267
    Marketable securities...........................................        73,005          73,005        194,703         194,703
    Collateral deposits, notes, and other receivables...............        22,169          22,151         12,114          12,072
    Restricted cash.................................................        21,985          21,985         69,234          69,234
    Convertible preferred and other stock investments, carried at
      cost..........................................................         1,000           1,000         10,000          10,000
    Commodity swaps, options, and futures and forward contracts.....            59              59          3,708           3,708
LIABILITIES:
    Long-term debt, including current portion.......................       449,238         424,886        454,079         441,599
    Indebtedness to a minority shareholder of a subsidiary..........           607             630            607             669
    Commodity swaps, options, and futures and forward contracts.....         1,285           1,285             37              37

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

                                                                                                Other and
                                                    Marine      Environmental     Drilling      Corporate        Total
                                                 ------------  --------------  -------------  -------------  ------------
1999
Operating Revenues -
  External Customers.............................$   258,177   $       22,659   $      7,651  $         938(a)$   289,425
  Intersegment...................................        528              161              -           (689)            -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   258,705   $       22,820   $      7,651  $         249  $    289,425
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$    46,158   $        4,801   $       (585) $         144  $     50,518
Gains from Equipment Sales or Retirements, net...      1,661               16              -              -         1,677
Loss from Sale of Interest in a 50% or Less
  Owned Company..................................        (72)               -              -              -           (72)
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies...........................      4,906              814              -         (3,107)        2,613
Minority Interest in Loss of Subsidiaries........          -                -              -          1,148         1,148
Interest Income..................................          -                -              -         20,495        20,495
Interest Expense.................................          -                -              -        (22,330)      (22,330)
Losses from Commodity Swap Transactions, net.....          -                -              -         (1,323)       (1,323)
Losses from Sale of Marketable Securities, net...          -                -              -           (279)         (279)
Corporate Expenses...............................          -                -              -         (5,169)       (5,169)
Income Taxes.....................................          -                -              -        (17,533)      (17,533)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$    52,653   $        5,631   $       (585) $     (27,954) $     29,745
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    41,989   $        1,288   $          -  $      33,999  $     77,276
Other Segment Assets.............................    621,197           27,650        199,294              -       848,141
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    663,186           28,938        199,294         33,999       925,417
Corporate........................................          -                -              -        271,574       271,574
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$   663,186   $       28,938   $    199,294  $     305,573  $  1,196,991
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$    34,936   $        3,815   $      2,478  $          53  $     41,282

=========================================================================================================================

1998
Operating Revenues -
  External Customers.............................$   359,611   $       26,180   $          -  $           -  $    385,791
  Intersegment...................................          -                -              -              -             -
                                                 ------------  --------------  -------------  -------------  ------------
   Total.........................................$   359,611   $       26,180   $          -  $           -  $    385,791
                                                 ============  ==============  =============  =============  ============
Operating Profit (Loss)..........................$   127,403   $        4,479   $       (823) $           -  $    131,059
Gains from Equipment Sales or Retirements, net...     38,227              111              -              -        38,338
Gain from Sale of Interest in a 50% or Less
Owned Company....................................      1,197                -              -              -         1,197
Equity in Net Earnings of 50% or Less Owned
Companies........................................     13,657              554              -              -        14,211
Minority Interest in Income of Subsidiaries......          -                -              -         (1,612)       (1,612)
Interest Income..................................          -                -              -         25,346        25,346
Interest Expense.................................          -                -              -        (22,798)      (22,798)
Gains from Commodity Swap Transactions, net......          -                -              -          3,273         3,273
Gains from Sale of Marketable Securities, net....          -                -              -          1,827         1,827
Corporate Expenses...............................          -                -              -         (5,344)       (5,344)
Income Taxes.....................................          -                -              -        (60,879)      (60,879)
                                                 ------------  --------------  -------------  -------------  ------------
    Income (Loss) before Extraordinary Item......$   180,484   $        5,144  $        (823) $     (60,187) $    124,618
                                                 ============  ==============  =============  =============  ============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................$    54,954   $          524  $           -  $           -  $     55,478
Other Segment Assets.............................    770,614           29,103        177,832              -       977,549
                                                 ------------  --------------  -------------  -------------  ------------
  Subtotal Segment Assets........................    825,568           29,627        177,832              -     1,033,027
Corporate........................................          -                -              -        224,948       224,948
                                                 ------------  --------------  -------------  -------------  ------------
    Total Assets.................................$    825,568  $       29,627  $     177,832  $     224,948  $  1,257,975
                                                 ============  ==============  =============  =============  ============
Depreciation and Amortization....................$     32,534  $        3,846  $          56  $          13  $     36,449

=========================================================================================================================

                                                                                                Other and
                                                    Marine       Environmental    Drilling      Corporate        Total
                                                 ------------   -------------  -------------  -------------  -------------
 1997
 Operating Revenues -
   External Customers............................$    325,009   $      21,939  $           -  $           -  $     346,948
   Intersegment..................................           -               -              -              -              -
                                                 ------------   -------------  -------------  -------------  -------------
    Total........................................     325,009   $      21,939  $           -  $           -  $     346,948
                                                 ============   =============  =============  =============  =============

 Operating Profit (Loss).........................$    115,818   $       3,029  $       (382)  $           -  $     118,465
 Gains (Losses) from Equipment Sales or
   Retirements, net..............................      62,027             (99)             -              -         61,928
 Equity in Net Earnings of 50% or Less Owned
   Companies.....................................       5,656             771              -              -          6,427
 Minority Interest in Income of Subsidiaries.....           -               -              -           (301)          (301)
 Interest Income.................................           -               -              -         12,756         12,756
 Interest Expense................................           -               -              -        (14,168)       (14,168)
 Corporate Expenses..............................           -               -              -         (3,278)        (3,278)
 Income Taxes....................................           -               -              -        (62,236)       (62,236)
                                                 ------------   -------------  -------------  -------------  -------------
     Income (Loss) before Extraordinary Item.....$    183,501   $       3,701  $        (382) $     (67,227) $     119,593
                                                 ============   =============  =============  =============  =============
 Investments, at Equity, and Receivables from 50%
   or Less Owned Companies.......................$     37,151   $       1,219  $           -  $           -  $      38,370
 Other Segment Assets............................     702,449          32,861         35,012              -        770,322
                                                 ------------   -------------  -------------  -------------  -------------
   Subtotal Segment Assets.......................     739,600          34,080         35,012              -        808,692
 Corporate.......................................           -               -              -        211,109        211,109
                                                 ------------   -------------  -------------  -------------  -------------
     Total Assets................................$    739,600   $      34,080  $      35,012  $     211,109  $   1,019,801
                                                 ============   =============  =============  =============  =============

 Depreciation and Amortization...................$     32,914   $       3,563  $           6  $          55  $      36,538

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

        15. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

                                                                                             1999           1998            1997
                                                                                          ----------     -----------     ----------
                                                                                                  (in thousands of dollars)
Cash income taxes paid.................................................................. $     5,048   $      47,345   $     29,160
Cash interest paid......................................................................      35,875          22,514         12,022
Schedule of Non-Cash Investing and Financing Activities:
    Property exchanged for investment in and notes receivable from 50% or less owned
      company...........................................................................           -              -           2,240
    Sale of a subsidiary to Globe Wireless for a note receivable........................       5,279              -               -
    Conversion of loans into convertible preferred units of Globe Wireless..............      22,000              -               -
    Investment in 50% or less owned companies with long-term debt, including debt
      discount..........................................................................           -            738               -
    Acquisition of ERST/O'Brien's Inc. with SEACOR's common stock.......................       1,482            442           3,614
    Purchase of vessels with              - SEACOR's common stock.......................           -              -           4,342
                                          - notes, including debt discount..............           -         22,462               -


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