Form 10-Q
period 2000-03-31
SEACOR SMIT INC
filed 2000-05-15
CIK 859598

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2000                        or
                                -------------------------------------

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  -----------------------

Commission file number  1-12289
                        -------------------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                             13-3542736
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
Incorporation or organization)                              Identification No.)

11200 Richmond Avenue 400, Houston Texas                       77082
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The total number of shares of common stock, par value $.01 per share, outstanding as of May 10, 2000 was 11,246,190. The Registrant has no other class of common stock outstanding.

NY2:\912793\01\73293.0004

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
Part I.  Financial Information

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.......................1

           Condensed Consolidated Statements of Income
                  For each of the Three Months Ended March 31, 2000 and 1999......................................2

           Condensed Consolidated Statements of Cash Flows
                  For each of the Three Months Ended March 31, 2000 and 1999......................................3

           Notes to Condensed Consolidated Financial Statements...................................................4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................18

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K..................................................................19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                    March 31,             December 31,
                                                                                     2000                     1999
                                                                               -------------------     ------------------
                                ASSETS
Current Assets:
   Cash and cash equivalents..........................................      $         201,159       $        178,509
   Marketable securities (available-for-sale).........................                 20,163                 18,196
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,566 and $1,567, respectively............                 73,339                 69,501
   Prepaid expenses and other.........................................                 13,390                 15,810
                                                                               ------------------      ------------------
         Total current assets.........................................                308,051                282,016
                                                                               ------------------      ------------------
Investments, at Equity, and Receivables from 50%
   or Less Owned Companies............................................                 76,977                 77,276
Available-for-Sale Securities.........................................                 53,598                 54,809

Property and Equipment................................................                858,300                859,012
   Less--Accumulated depreciation......................................                151,654               143,815
                                                                               ------------------      ------------------
         Net property and equipment...................................                706,646                715,197
                                                                               ------------------      ------------------

Restricted Cash.......................................................                  4,482                 21,985
Other Assets..........................................................                 45,072                 45,708
                                                                               ------------------      ------------------
                                                                            $       1,194,826       $      1,196,991
                                                                               ==================      ==================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt..................................      $           2,722       $          2,832
   Accounts payable and accrued expenses..............................                 27,019                 29,757
   Other current liabilities..........................................                 20,524                 16,403
                                                                               ------------------      ------------------
         Total current liabilities....................................                 50,265                 48,992
                                                                               ------------------      ------------------

Long-Term Debt........................................................                464,735                465,661
Deferred Income Taxes.................................................                103,851                101,704
Deferred Gains and Other Liabilities..................................                 26,897                 35,783
Minority Interest in Subsidiaries.....................................                 36,468                 36,721
Stockholders' Equity:
   Common stock, $.01 par value,14,236,043 and 14,215,458 shares
      issued at March 31, 2000 and December 31, 1999, respectively....                    142                    142
   Additional paid-in capital.........................................                275,991                275,051
   Retained earnings..................................................                374,502                368,022
   Treasury stock, at cost, 3,029,607 shares at March 31, 2000 and
      2,934,284 shares at December 31, 1999...........................               (135,503)              (131,183)
   Unamortized restricted stock.......................................                 (1,777)                (1,110)
   Accumulated other comprehensive loss...............................                   (745)                (2,792)
                                                                               ------------------      ------------------
         Total stockholders' equity...................................                512,610                508,130
                                                                               ------------------      ------------------
                                                                            $       1,194,826       $      1,196,991
                                                                               ==================      ==================

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    2000                   1999
                                                                               ----------------       ----------------
Operating Revenue......................................................     $          72,944      $          77,721
                                                                               ----------------       ----------------
Costs and Expenses:
   Operating expenses..................................................                42,533                 41,695
   Administrative and general..........................................                 9,435                  8,178
   Depreciation and amortization.......................................                11,901                  9,325
                                                                               ----------------       ----------------
                                                                                       63,869                 59,198
                                                                               ----------------       ----------------
Operating Income.......................................................                 9,075                 18,523
                                                                               ----------------       ----------------
Other Income (Expense):
   Interest on debt....................................................                (6,942)                (5,417)
   Interest income.....................................................                 3,988                  5,971
   Gain from equipment sales or retirements, net.......................                 2,536                    294
   Other, net..........................................................                   973                 (1,259)
                                                                               ----------------       ----------------
                                                                                          555                   (411)
                                                                               ----------------       ----------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   (Losses) of 50% or Less Owned Companies, and Extraordinary Item.....                 9,630                 18,112

Income Tax Expense.....................................................                 3,370                  6,249
                                                                               ----------------       ----------------

Income Before Minority Interest, Equity in Earnings (Losses) of
   50% or Less Owned Companies, and Extraordinary Item.................                 6,260                 11,863
Minority Interest in (Income) Loss of Subsidiaries.....................                   228                   (368)
Equity in Earnings (Losses) of 50% or Less Owned Companies.............                    (8)                 1,784
                                                                               ----------------       ----------------
Income Before Extraordinary Item.......................................                 6,480                 13,279
Extraordinary Item - Gain on Extinguishment of Debt, net of tax........                     -                    260
                                                                               ----------------       ----------------
Net Income.............................................................     $           6,480      $          13,539
                                                                               ================       ================

Basic Earnings Per Common Share:
   Income before extraordinary item....................................     $           0.58       $           1.08
   Extraordinary item..................................................                    -                   0.02
                                                                               ----------------       ----------------
    Net income.........................................................     $           0.58       $           1.10
                                                                               ================       ================

Diluted Earnings Per Common Share:
   Income before extraordinary item....................................     $           0.58       $           0.97
   Extraordinary item..................................................                    -                   0.02
                                                                               ----------------       ----------------
    Net income.........................................................     $           0.58       $           0.99
                                                                               ================       ================

Weighted Average Common Shares:
   Basic...............................................................            11,203,455             12,359,835
   Diluted.............................................................            14,095,789             15,309,798

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith. 22

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    2000                   1999
                                                                              -----------------      ------------------
 Net Cash Provided by Operating Activities..................................$           8,056       $       9,247
                                                                              -----------------      ------------------

 Cash Flows from Investing Activities:
    Purchase of property and equipment......................................          (4,633)              (40,958)
    Proceeds from sale of marine vessels and equipment......................           4,013                   878
    Purchase of available-for-sale securities...............................          (9,812)               (2,527)
    Proceeds from sale of available-for-sale securities.....................          12,960                53,909
    Cash settlement of commodity price hedging arrangements, net............            (249)                  -
    Investments in and advances to 50% or less owned companies..............            (463)                 (269)
    Principal payments on notes due from 50% or less owned companies........              -                  2,029
    Dividends received from a 50% or less owned company.....................             500                   700
    Loans to Globe Wireless, LLC............................................              -                 (3,000)
    Net decrease in restricted cash.........................................          17,503                13,035
    Other...................................................................             151                    83
                                                                              -----------------      ------------------
        Net cash provided by investing activities...........................          19,970                23,880
                                                                              -----------------      ------------------

 Cash Flows from Financing Activities:
    Payments of long-term debt..............................................           (581)                (3,878)
    Payments of capital lease obligations...................................           (410)                  (389)
    Proceeds from issuance of long-term debt................................             41                     -
    Common stock acquired for treasury......................................         (4,305)               (23,511)
    Other...................................................................             (7)                    -
                                                                              -----------------      ------------------
        Net cash used in financing activities...............................         (5,262)               (27,778)
                                                                              -----------------      ------------------

 Effect of Exchange Rate Changes on Cash and Cash Equivalents...............           (114)                   (90)
                                                                              -----------------      ------------------

 Net Increase in Cash and Cash Equivalents..................................         22,650                  5,259
 Cash and Cash Equivalents, Beginning of Period.............................        178,509                175,267
                                                                              -----------------      ------------------
 Cash and Cash Equivalents, End of Period................................... $      201,159           $    180,526
                                                                              =================      ==================

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION --
The condensed consolidated financial information for the three-month periods ended March 31, 2000 and 1999 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2000 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR SMIT Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR SMIT Inc.

Certain reclassifications of prior year information have been made to conform with the current year presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS --

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is an amendment of SFAS 133 and defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact on its financial statements but does not believe adoption will have a material impact on net income, comprehensive income, and accumulated other comprehensive income.

3.   COMPREHENSIVE INCOME --

For the three-month periods ended March 31, 2000 and 1999, total comprehensive income was $8,527,000 and $12,665,000, respectively. Other comprehensive income in 2000 included unrealized holding gains on available-for-sale securities and losses from foreign currency translation adjustments and other comprehensive losses in 1999 included losses from foreign currency translation adjustments and unrealized holding losses on available-for-sale securities.

4.   VESSEL DISPOSITIONS --

In the three-month period ended March 31, 2000, the Company sold six offshore marine vessels. Net pre-tax gains from those sales and the disposition of other equipment, totaled $2,536,000. Proceeds from the sale of certain of the vessels sold in the first quarter of 2000 were deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels.

5.   EARNINGS PER SHARE --

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods, respectively. Certain options and share awards, totaling 18,123 and 30,767 in the first quarter of 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                                                       Per
                                                           Income        Shares       Share
                                                        ----------------------------  -------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
  Basic Earnings Per Share -
    Income Before Extraordinary Item................   $   6,480,000   11,203,455    $  0.58
                                                                                      =======
  Effect of Dilutive Securities -
    Options and Restricted Stock....................               -      140,821
    Convertible Securities..........................       1,650,000    2,751,513
                                                        -------------  -------------
  Diluted Earnings Per Share -
    Income Available to Common Stockholders
      Plus Assumed Conversions.....................    $   8,130,000   14,095,789    $  0.58
                                                        =============  =============  =======
FOR THE THREE MONTHS ENDED MARCH 31, 1999:
  Basic Earnings Per Share -
    Income Before Extraordinary Item................   $  13,279,000   12,359,835    $  1.08
                                                                                      =======
  Effect of Dilutive Securities -
    Options and Restricted Stock....................               -      120,419
    Convertible Securities..........................       1,692,000    2,829,544
                                                        -------------  -------------
  Diluted Earnings Per Share -
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $  14,971,000   15,309,798    $  0.97
                                                        =============  =============  =======

6.   SEGMENT DATA --

The Company aggregates its business activities into three operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms. The Company's marine service segment also offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment conducts its business affairs through Chiles Offshore LLC ("Chiles"), an entity in which the Company owns a majority ownership interest and whose business purpose is to own and operate offshore drilling rigs. Since inception in 1997 and until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts to constructing two state-of-the-art premium jackup offshore drilling rigs, raising capital, and securing contracts for the rigs. The first rig, the Chiles Columbus, entered service in June 1999 and the second rig, the Chiles Magellan, entered service in November 1999.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and includes gains and losses from the sale of equipment and equity in the earnings (losses) of 50% or less owned companies but excludes minority interest in income (loss) of subsidiaries, interest income and expense, gains and losses from the sale of marketable securities and commodity swap transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The table presented below sets forth operating revenue and profit by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                                                            Other and
                                                      Marine    Environmental   Drilling    Corporate     Total
                                                    --------------------------------------- ----------- -----------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Operating Revenues -
  External Customers............................. $     60,079 $        4,519 $     8,346 $          -$     72,944

  Intersegment...................................:         137              -           -         (137)          -
                                                    --------------  ------------  --------- ----------- -----------
    Total.........................................$     60,216 $        4,519 $     8,346 $       (137)$    72,944
                                                    ==============  ============  ========= =========== ===========

Operating Profit..................................$      6,724 $          276 $     2,829 $          -$      9,829
Gains from Equipment Sales or Retirements, net.........  2,533              3           -            -       2,536
Equity in Earnings (Losses) of 50% or Less Owned
   Companies...........................................    703            176           -       (1,181)       (302)
Minority Interest in Loss of Subsidiaries..............      -              -           -          228         228
Interest Income........................................      -              -           -        3,988       3,988
Interest Expense.......................................      -              -           -       (6,942)     (6,942)
Losses from Commodity Swap Transactions, net...........      -              -           -         (401)       (401)
Gains from Sale of Marketable Securities, net..........      -              -           -        1,958       1,958
Corporate Expenses.....................................      -              -           -       (1,337)     (1,337)
Income Taxes......................................           -              -           -       (3,077)     (3,077)
                                                    --------------  ------------  --------- ----------- -----------
  Income before Extraordinary Item................$....  9,960 $          455 $     2,829 $     (6,764)$     6,480
===================================================================================================================
FOR THE THREE MONTHS ENDED MARCH 31, 1999:
Operating Revenues -
  External Customers.............................:$     72,397 $      5,324 $         - $          -$     77,721
  Intersegment.......................................        -           68           -          (68)          -
                                                    --------------  ------------  --------- ----------- -----------
    Total.........................................$..   72,397 $      5,392 $         - $        (68)$    77,721
                                                    ==============  ============  ========= =========== ===========

Operating Profit (Loss)...........................$     18,143 $        978 $      (205)$          -$     18,916
Gains (Losses) from Equipment Sales or
  Retirements, net..................................       297           (3)          -            -         294
Equity in Earnings of 50% or Less Owned Companies.       1,669          276           -            -       1,945
Minority Interest in Income of Subsidiaries.......           -            -           -         (368)       (368)
Interest Income...................................           -            -           -        5,971       5,971
Interest Expense..................................           -            -           -       (5,417)     (5,417)
Gains from Commodity Swap Transactions, net.......           -            -           -          359         359
Losses from Sale of Marketable Securities, net....           -            -           -         (966)       (966)
Corporate Expenses................................           -            -           -       (1,045)     (1,045)
Income Taxes......................................           -            -           -       (6,410)     (6,410)
                                                    --------------  ------------  --------- ----------- -----------
  Income before Extraordinary Item................$     20,109 $        1,251 $      (205)$     (7,876)$    13,279
===================================================================================================================


7.   COMMITMENTS AND CONTINGENCIES --

As of March 31, 2000, the Company was committed to the construction of three crew vessels for an approximate aggregate cost of $12,639,000 of which $4,574,000 has been expended. These vessels are expected to enter service within the next twelve months.

8.   SUBSEQUENT EVENTS --

During April 2000, Chiles announced that a wholly owned subsidiary had entered into an agreement with Singapore shipyard Keppel FELS Limited ("KEPPEL") to build a KFELS MOD V "B" design, cantilevered jackup drilling rig (the "New Rig"). The total construction cost is estimated not to exceed $110,000,000, including equipment furnished by the owner. The KFELS MOD V "B" is a proprietary design owned by KEPPEL that has been modeled on the MOD V "harsh-environment" jackups. It will be delivered with a leg length between 475 and 545 feet. The New Rig's construction costs will be funded by a bank loan and new equity.

In connection with the placement of the order for the New Rig, Chiles signed a commitment letter with a Non-U.S. based lender to provide a maximum of $82,000,000 toward its construction. The loan will be secured by a first mortgage on the New Rig and any other assets held by the rig owning subsidiary of Chiles. The final loan agreement is expected to be executed in the second quarter of 2000.

In May 2000, Chiles raised an additional $33,000,000 of equity from existing and new equity investors that included $15,200,000 funded by the Company. After giving effect for this offering, the Company's ownership interest in Chiles declined from 58.3% to 55.0%. With placement of the debt and equity offerings described above, it is Chiles' current belief that it has secured adequate financing to successfully complete the construction of the New Rig.

During April 2000, the Company completed the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). The acquisition includes Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets for an aggregate purchase price of approximately (pound)23,000,000 (approximating $35,000,000 based upon an exchange rate of $0.659 pounds sterling to one U.S. dollar as published in the Wall Street Journal on May 15, 2000). Boston Putford's SBSV fleet, including vessels held in joint ventures but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consists of (pound)14,200,000 in cash, 83,516 shares of the Company's common stock, a (pound)5,000,000 five year, fixed coupon note, and a (pound)2,500,000 five year, fixed coupon note, which is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined have a fair value of (pound)6,200,000.

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

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. The size of the Company's fleet has grown substantially since 1994 due to the acquisition and construction of vessels and the investment in joint venture companies that own and operate vessels. The Company has also sold many vessels from its fleet, particularly those that are less marketable. Since 1997, proceeds from the sale of certain vessels have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels. At March 31, 2000, the Company was constructing three crew vessels that are expected to enter service within the next twelve months.

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
                                             THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------
                                                2000             1999
                                           ---------------  ----------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply............           4,760            6,094
   Anchor Handling Towing Supply.......          11,515           12,715
   Crew................................           2,521            2,579
   Standby Safety .....................           5,684            6,678
   Utility and Line Handling...........           1,662            1,798
   Geophysical, Freight, and Other.....           5,880            5,007
      Overall Fleet....................           3,674            4,308

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply............            61.5             78.4
   Anchor Handling Towing Supply.......            68.4             81.0
   Crew................................            93.1             75.1
   Standby Safety......................            53.2             78.2
   Utility and Line Handling...........            55.0             72.2
   Geophysical, Freight, and Other.....            50.0             70.6
      Overall Fleet....................            69.8             75.5

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

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At March 31, 2000 and 1999, the Company had 18 and 13 vessels, respectively, bareboat chartered-out, which included 15 and 8, respectively, chartered to its joint ventures, entities affiliated with its joint venture operations, or the environmental service segment. The table below sets forth the Company's marine fleet structure at the dates indicated:


                                                          AT MARCH 31,
                                                -------------------------------
              FLEET STRUCTURE                        2000             1999
---------------------------------------------   ---------------  --------------
Owned......................................           217              226
Bareboat and Time Chartered-In.............            26               26
Managed....................................             -                4
Joint Venture Vessels (1)..................            35               36
Pool Vessels (2)...........................             9                9
                                                ---------------  --------------
    Overall Fleet..........................           287              301
                                                ===============  ==============

--------------------
    (1) 2000 and 1999 include 14 vessels owned or chartered-in by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. and the Company (the "TMM Joint Venture"). 2000 and 1999 include 16 and 18 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. in December 1996 (the "Smit Joint Ventures"). 2000 and 1999 also include 5 and 4 vessels, respectively, operated by other joint venture businesses.
    (2) 2000 and 1999 include five vessels owned by Toisa Ltd. which participate in a pool with Company owned North Sea standby safety vessels. Additionally, 2000 and 1999 include four standby safety vessels, respectively, in which the Company shares net operating profits after certain adjustments with Toisa and owners of the vessels (the "Avian Fleet Pool").

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

A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 32% and 45% for the three-month periods ended March 31, 2000 and 1999, respectively. Foreign operating revenues declined between comparable quarters due primarily to reduced utilization and rates per day worked. See "- Results of Operations - Offshore Marine Services - Operating Revenues."

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the three-month periods ended March 31, 2000 and 1999, drydocking costs totaled $1.1 million and $1.4 million, respectively. During those same periods, the Company completed the drydocking of 15 and 16 marine vessels, respectively.

Operating results were also affected by the Company's participation in (i) a joint venture arrangement with Vector Offshore Limited ("VOL"), a U.K. corporation, which owned a 9% equity interest in the Company's subsidiary (the "Veesea Joint Venture") that operated 11 standby safety vessels in the North Sea at March 31, 2000; (ii) the SEAVEC and Avian Fleet Pools, which coordinated the marketing of 20 standby safety vessels in the North Sea at March 31, 2000, of which 11 were owned by the Veesea Joint Venture; (iii) the TMM Joint Venture, which operated 20 offshore marine vessels in Mexico, including 6 bareboat or time chartered-in from the Company, at March 31, 2000; (iv) the Smit Joint Ventures, which operated 16 vessels in the Far East, Latin America, the Middle East, and the Mediterranean at March 31, 2000; (v) the Vision Joint Venture, a majority owned subsidiary which operated 1 offshore marine vessel in the U.S. Gulf of Mexico at March 1, 2000; (vi) the Logistics Joint Venture, which provided shorebase, marine transport, and other supply chain management services; and (vii) other joint ventures which operated 8 offshore marine vessels in Latin America, the Mediterranean, the Far East, and the U.S. Gulf of Mexico.

During April 2000, the Company completed the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). The acquisition includes Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets for an aggregate purchase price of approximately (pound)23.0 million (approximating $35.0 million based upon an exchange rate of $0.659 pounds sterling to one U.S. dollar as published in the Wall Street Journal on May 15, 2000). Boston Putford's SBSV fleet, including vessels held in joint ventures but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consists of (pound)14.2 million in cash, 83,516 shares of the Company's common stock, a (pound)5.0 million five year, fixed coupon note, and a (pound)2.5 million five year, fixed coupon note, which is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined have a fair value of (pound)6.2 million.

During April 2000, the Company completed the purchase of VOL's 9% equity interest in the Veesea Joint Venture. Management of the Company's 11 North Sea standby safety vessels in which VOL had an ownership interest and the SEAVEC and Avian Fleet Pools is expected to be consolidated with Boston Putford's operations during the second quarter of 2000.

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

Recent improvements in oil prices have caused increased drilling activity and demand for drilling rigs in the U.S. Gulf of Mexico; whereas, demand for rigs in the foreign markets that are serviced by the Company remains depressed. The improvement in oil prices follows a period of extremely low commodity prices during 1998 and early 1999 that resulted from an oil surplus. Higher commodity prices will likely further increase exploration and development by the oil companies both in the U.S. and foreign markets that would lead to improved drilling rig and offshore support vessel utilization. Demand and rates per day worked for offshore support vessels will also be influenced by the recent construction of offshore support vessels worldwide.

ENVIRONMENTAL SERVICES

The Company's environmental service business provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with the Oil Pollution Act of 1990, as amended, and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance, and provide trained personnel for deploying equipment in a spill response.

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

Operating results are also affected by the Company's participation in the Clean Pacific Alliance ("CPA"), a joint venture with Crowley Marine Services that operates on the West Coast of the United States. In November 2000, a retainer service contract expires with CPA's principal customer. Should this contract not be renewed, there could be a material adverse effect on CPA's future results of operations and cash flows.

DRILLING SERVICES

The Company's drilling service business is conducted through Chiles Offshore LLC ("Chiles"), a majority owned subsidiary. From its inception in 1997 and until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts constructing two mobile offshore drilling rigs (the "Rigs"), raising capital, and securing contracts for the Rigs. In 1997, Chiles commenced construction of two premium jackup mobile offshore drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively.

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

The Company's drilling service segment's operating expenses are primarily a function of fleet size and utilization. The most significant variable operating expenses for the Rigs are compensation and related expenses for personnel, maintenance and repairs, supplies, and insurance. In addition to variable operating expenses, the drilling service segment also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant fixed operating charge and the amount related to the Rigs is the most significant component.

The Company's drilling service business is influenced by the various economic and political factors that also affect its offshore marine service business as discussed above. The Company's drilling service business is focused in the U.S. Gulf of Mexico, which is the largest single market for jackup rigs in the world and which features the presence of an established pipeline and production infrastructure. The Company's drilling service business and operations will be particularly dependent upon the condition of the oil and natural gas industry in the U.S. Gulf of Mexico and on the exploration and production expenditures of oil and gas companies there.

Historically, the drilling service industry has been highly competitive and cyclical, with periods of high demand, short rig supply, and high rates per day worked followed by periods of low demand, excess rig supply, and low rates per day worked. During 1998 and early 1999, the decline in product prices in the oil and gas industry resulted in reduced rates per day worked and decreased utilization worldwide and particularly in the U.S. Gulf of Mexico jackup market. Should recent improvements in product prices in the oil and gas industry be sustained, owners of jackup rigs should benefit through an improvement in rates per day worked and utilization.

The Chiles Columbus was placed in service in June 1999. At March 31, 2000, it was operating under a contract in the U.S. Gulf of Mexico. If all wells planned by the current customer of the Chiles Columbus are drilled, work under the existing agreement is expected to continue through the third quarter of 2000. The Chiles Magellan was placed in service in November 1999. At March 31, 2000, it was operating in the U.S. Gulf of Mexico under a drilling contract with expected completion in May 2000 (the "Magellan Contract"). After an initial well, the customer under the Magellan Contract has certain options to use the Chiles Magellan, under certain circumstances, for additional wells in the same area for a specified period of time at the then-current market rates. Chiles has also entered into arrangements for the deferral, until October 2000, of certain vendor payments totaling $3.5 million incurred in connection with the construction of the Rigs.

During the first quarter of 2000, Chiles entered into a Bareboat Charter Agreement ("Charter") for a jackup drilling rig, the Tonala, which was constructed for the owner at a U.S. shipyard. The Tonala is similar in class to the Rigs owned by Chiles. The Charter commenced in April 2000. The rig is presently working under a single well drilling contract in the U.S. Gulf of Mexico and is expected to complete the work under this contract during the second quarter of 2000.

For the three-month period ended March 31, 2000, utilization and rates per day worked were 100.0% and $45,300, respectively. Rates per day worked by the Company's Rigs have risen $15,400 since the fourth quarter of 1999.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                                                            Other and
                                                      Marine    Environmental   Drilling    Corporate     Total
                                                    --------------------------------------- ----------- -----------
THREE MONTHS ENDED MARCH 31, 2000:
Operating Revenues -
  External Customers........................      $     60,079 $        4,519 $     8,346 $          -$     72,944

  Intersegment..............................               137              -           -         (137)          -
                                                    --------------  ------------  --------- ----------- -----------
    Total...................................      $     60,216 $        4,519 $     8,346 $       (137)$    72,944
                                                    ==============  ============  ========= =========== ===========

Operating Profit..................................$      6,724 $          276 $     2,829 $          -$      9,829
Gains from Equipment Sales or Retirements, net.....      2,533              3           -            -       2,536
Equity in Earnings (Losses) of 50% or Less Owned
  Companies........................................        703            176           -       (1,181)       (302)
Minority Interest in Loss of Subsidiaries..........          -              -           -          228         228
Net Interest Expense...............................          -              -           -       (2,954)     (2,954)
Losses from Commodity Swap Transactions, net.......          -              -           -         (401)       (401)
Gains from Sale of Marketable Securities, net......          -              -           -        1,958       1,958
Corporate Expenses.................................          -              -           -       (1,337)     (1,337)
Income Taxes......................................           -              -           -       (3,077)     (3,077)
                                                    --------------  ------------  --------- ----------- -----------
  Income before Extraordinary Item................$      9,960 $          455 $     2,829 $     (6,764)$      6,480
===================================================================================================================
                                                  $
THREE MONTHS ENDED MARCH 31, 1999:
Operating Revenues -
  External Customers.............................:$     72,397 $        5,324 $         - $          -$     77,721
  Intersegment....................................           -             68           -          (68)          -
                                                    --------------  ------------  --------- ----------- -----------
    Total.........................................$     72,397 $        5,392 $         - $        (68)$     77,721
                                                    ==============  ============  ========= =========== ===========

Operating Profit (Loss)...........................$     18,143 $          978 $      (205)$          -$     18,916
Gains (Losses) from Equipment Sales or
  Retirements, net................................         297             (3)          -            -         294
Equity in Earnings of 50% or Less Owned Companies.       1,669            276           -            -       1,945
Minority Interest in Income of Subsidiaries.......           -              -           -         (368)       (368)
Net Interest Income...............................           -              -           -          554         554
Gains from Commodity Swap Transactions, net.......           -              -           -          359         359
Losses from Sale of Marketable Securities, net....           -              -           -         (966)       (966)
Corporate Expenses................................           -              -           -       (1,045)     (1,045)
Income Taxes......................................           -              -           -       (6,410)     (6,410)
                                                    --------------  ------------  --------- ----------- -----------
  Income before Extraordinary Item................$     20,109 $        1,251 $      (205)$     (7,876)$     13,279
===================================================================================================================

OFFSHORE MARINE SERVICES

OPERATING REVENUE. The Company's offshore marine service segment's operating revenues decreased $12.2 million, or 17%, in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 due primarily to lower utilization and rates per day worked, the sale of vessels, and an increase in the number of vessels bareboat chartered-out. This decrease was offset by a rise in operating revenues resulting from the entry into service of vessels both constructed for and chartered-in by the Company and consolidation of Energy Logistics, Inc. and its subsidiaries' ("ELI") financial results with those of the Company.

Operating revenues declined approximately $8.9 million between comparable quarters due primarily to lower utilization of the Company's fleet of supply/towing supply, utility, anchor handling towing supply, and standby safety vessels. $5.8 million and $3.1 million of this decrease occurred in the Company's foreign and domestic operations, respectively. These decreases were offset by a rise in operating revenues resulting primarily from an increase in the number of days worked by the Company's domestic crew vessels. Operating revenues also declined approximately $7.0 million between comparable quarters due primarily to lower rates per day worked in the Company's worldwide fleet of supply/towing supply and anchor handling towing supply vessels.

Vessels removed from the Company's operations due to their sale or the cancellation of certain charter-in agreements resulted in an approximate $1.6 million decline in operating revenues between comparable quarters. Operating revenues also declined $1.5 million between years as certain vessels previously operated by the Company have been bareboat chartered-out. The entry into operation of vessels constructed for and chartered-in by the Company increased operating revenues by approximately $4.3 million.

During December 1999, the Company acquired a majority ownership interest in ELI, the provider of the Company's logistics services that include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. From December 1999, the financial condition, results of operations, and cash flows of ELI are reflected in the Company's consolidated financial statements. Prior to that date, the Company reported its interest in ELI as an investment in a 50% or less owned company that was accounted for under the equity method. Operating revenues rose by $2.7 million due to the consolidation of ELI with the Company.

OPERATING PROFIT. THE Company's offshore marine business segment's operating profit declined $11.4 million, or 63%, in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 due primarily to those factors adversely affecting operating revenues outlined above. At March 31, 2000, the Company had 41 vessels out of service due to weak demand and low rates per day worked, including 33 vessels which require drydocking prior to re-entering operations. The vessels removed from service were primarily from the Company's utility fleet that operated in the U.S. Gulf of Mexico.

GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements increased $2.2 million in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999. During the first quarter 2000, the vessels sold included four utility, one crew, and one supply. During the first quarter 1999, the Company sold two crew vessels.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings declined $1.0 million in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 due primarily to reduced profits of the SMIT and TMM Joint Ventures. Profits of the TMM and SMIT Joint Ventures declined due primarily to lower rates per day worked and utilization and a decrease in the size of the fleets which they operate resulting from vessel sales and terminations of certain vessel charters.

ENVIRONMENTAL SERVICES

OPERATING REVENUE. The environmental business segment's operating revenue decreased $0.9 million, or 16%, in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 due primarily to a reduction in retainer fees and a decrease in the severity of oil spills managed by the Company. Retainer fees declined pursuant to the terms of a contract with a major customer that allowed for a fee reduction beginning in January 2000.

OPERATING PROFIT. The environmental business segment's operating profit decreased $0.7 million, or 72%, in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 due primarily to a decline in operating revenues as discussed above and an increase in operating expenses resulting primarily from the addition of a marine operating base in St. Croix and the drydocking of one vessel. The expansion of operations in the Caribbean was pursuant to a 10-year contract with a major customer. There were no vessels drydocked in the comparable three-month period ended March 31, 1999.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.1 million in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 due primarily to a decrease in the severity of oil spills managed by CPA.

DRILLING SERVICES

The Chiles Columbus was placed in service during June 1999 and the Chiles Magellan was placed in service during November 1999. Prior to such time, and since its inception, Chiles has not engaged in operations other than managing construction of the Rigs and related matters. With the delivery and commissioning of the two Rigs, Chiles generated operating revenues of $8.3 million and operating profits of $2.8 million in the three-month period ended March 31, 2000. Prior to the delivery and commissioning of the Rigs, Chiles had incurred operating losses.

OTHER

EQUITY IN LOSSES OF 50% OR LESS OWNED COMPANIES. Equity losses in the three-month period ended March 31, 2000 resulted primarily from the Company's recognition of its share of the operating losses of Globe Wireless, LLC ("Globe Wireless"). Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe Wireless at cost.

NET INTEREST INCOME (EXPENSE). During the three-month period ended March 31, 2000, the Company incurred net interest expense totaling $3.0 million; whereas, in the comparable three-month period ended March 31, 1999, the Company realized net interest income totaling $0.6 million. Interest expense rose between comparable periods due primarily to a decline in interest capitalized after substantial completion of the Company's offshore marine vessel and Rig construction programs in 1999. This increase was partially offset by lower interest expense resulting primarily from a decline in outstanding indebtedness pursuant to the Company's debt repurchase program and entry into swap agreements with respect to the Chiles 10% Senior Notes Due 2008 (the "Chiles 10% Notes"). A reduction in funds invested in interest bearing securities due primarily to the Company's use of cash for the purchase of property and equipment, its common stock, and the retirement of certain indebtedness resulted in a decline in interest income. During the first quarter of 2000 and 1999, the Company capitalized interest of $0.2 million and $3.3 million, respectively, with respect to the construction of Rigs and offshore marine vessels.

GAINS (LOSSES) FROM COMMODITY SWAP TRANSACTIONS, NET. During the three-month period ended March 31, 2000, the Company recognized a net loss of $0.4 million from commodity price hedging arrangements; whereas, in the three-month period ended March 31, 1999, the Company recognized a net gain of $0.4 million. During the first quarter of 2000, the net loss was due primarily to the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeding the contract prices for various natural gas and crude oil positions; whereas, during the first quarter of 1999, the net gain was due primarily to the contract prices exceeding the settlement prices quoted on the NYMEX for various natural gas and crude oil positions.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. During the three-month period ended March 31, 2000, the Company realized net gains of $2.0 million resulting primarily from the sale of equity securities during periods when the market values were greater than those at the dates of purchase. These gains were partially offset by losses realized from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase. The Company realized net losses of $1.0 million during the three-month period ended March 31, 1999 resulting primarily from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase.

CORPORATE EXPENSES. In the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999, corporate expenses increased $0.3 million due primarily to an increase in performance based compensation.

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

The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine vessel and rig fleets, rates per day worked and overall utilization of the Company's offshore marine vessels, and retainer, spill response, and consulting activities of the Company's environmental service business. The Company's marine and drilling service businesses are directly affected by the volatility of oil and gas prices, the level of offshore production and exploration activity, and other factors beyond the Company's control.

CASH AND MARKETABLE SECURITIES. Since December 31, 1999, the Company's cash and investments in marketable securities increased by $5.9 million. At March 31, 2000, cash and marketable securities totaled $279.4 million, including $201.2 million of unrestricted cash and cash equivalents, $73.7 million of marketable securities, and $4.5 million of restricted cash. Restricted cash at March 31, 2000 is intended for use in defraying costs to construct offshore marine vessels for the Company. At March 31, 2000, the Company had funded $2.8 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts. See discussion below regarding Cash Generation and Deployment.

STOCK AND DEBT REPURCHASE PROGRAM. In March 2000, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $15.0 million. The securities covered by the repurchase program include the Company's common stock, its 5 3/8% Convertible Subordinated Notes Due 2006, its 7.2% Senior Notes Due 2009, and the Chiles 10% Notes (collectively, the "SEACOR Securities"). Repurchases of SEACOR securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. In the three-month period ended March 31, 2000, the Company acquired 95,000 shares of its common stock and $0.01 million principal amount of the Chiles 10% Notes for an aggregate cost of $4.3 million. At March 31, 2000, the Company had approximately $37.4 million of available authority for the repurchase of additional SEACOR Securities.

CAPITAL STRUCTURE. At March 31, 2000, the Company's capital structure was comprised of $467.5 million in long-term debt (including current portion) and $512.6 million in stockholders' equity. Since year end, long-term debt declined due primarily to the Company's regularly scheduled repayment of certain outstanding indebtedness. Stockholders' equity also decreased since year end due primarily to the repurchase of the Company's common stock. This decrease was partially offset by an increase in retained earnings from net income and an increase in other comprehensive income that resulted from unrealized gains on available-for-sale securities.

CASH GENERATION AND DEPLOYMENT. Cash flow provided from operating activities during the three-month period ended March 31, 2000 totaled $8.1 million and declined between comparable quarters due primarily to lower utilization and rates per day worked of the Company's offshore marine vessels. This decline was partially offset by the favorable effect of changes in working capital.

During the three-month period ended March 31, 2000, the Company generated $35.2 million from investing and financing activities. Restricted cash balances declined by $17.5 million as withdrawals from vessel joint depository construction reserve fund accounts exceeded deposits into such accounts generated from the sale of equipment. Available-for-sale securities were sold for $13.0 million. Six offshore support vessels were sold for $4.0 million. Additional cash was generated primarily from dividends received from an offshore marine service segment joint venture.

During the three-month period ended March 31, 2000, the Company used $20.5 million in its investing and financing activities. Marketable securities were acquired for $9.8 million. Capital expenditures for property and equipment, primarily offshore support vessels, totaled $4.6 million. SEACOR Securities were repurchased pursuant to the Stock and Debt Repurchase Program for $4.3 million. Additional cash was used primarily for regularly scheduled repayments of outstanding indebtedness.

CAPITAL Expenditures. As of March 31, 2000, the Company was committed to the construction of 3 crew vessels for an approximate aggregate cost of $12.6 million of which $4.6 million has been expended. The crew vessels are expected to enter service within the next twelve months. In April 2000, Chiles committed to the construction of a rig. See " - Recent Chiles Developments."

CREDIT FACILITIES. Under the terms of an unsecured reducing revolving credit facility (the "DnB Credit Facility") with Den norske Bank ASA that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At March 31, 2000, the Company had approximately $95.0 million available for future borrowings under the DnB Credit Facility.

During April 1998, Chiles entered into a bank credit agreement that provided for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. In December 1999, the Chiles Bank Facility was amended and available borrowings rose from $25.0 million to $40.0 million (the "Amended Chiles Bank Facility"). The Amended Chiles Bank Facility provides for a floating interest rate of LIBOR plus 1 3/8% per annum (approximately 7.7% at March 31, 2000) on amounts outstanding under the Amended Chiles Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1.875 million beginning March 31, 2003, followed by eight quarterly installments of $3.125 million, with the remaining balance payable on December 31, 2006.

The Rig Owners guarantee the Amended Chiles Bank Facility and such guarantees are secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default), and assignments of insurance proceeds. The Amended Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Amended Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Amended Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the holders of the Chiles 10% Notes (the "Noteholders") or Chiles may cure such event of default or prepay all of the indebtedness outstanding under the Amended Chiles Bank Facility. The Amended Chiles Bank Facility also contains certain negative covenants applicable to Chiles and the Guarantors, including prohibitions against the following: certain liens on the collateral under the Amended Chiles Bank Facility; material changes in the nature of their business; sale or pledge of an Guarantor's membership interests; sale or disposition of a Rig or other substantial assets; certain changes in office locations; consolidation or mergers; certain Restricted Payments (as defined in the Chiles Bank Facility), including distributions on membership interests in Chiles (the "Membership Interests"); the exercise of a right to call the Chiles 10% Notes; or any material amendment or modification of the Indenture. The Amended Chiles Bank Facility further requires Chiles to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates; assuming, guaranteeing or (except in their ordinary course of business) otherwise becoming liable in connection with any obligation other than guarantees for the benefit of the lenders under the Amended Chiles Bank Facility, guarantees in favor of the Noteholders or pre-existing guaranties; paying out any funds, except in their ordinary course of business for the business of Chiles or service of certain indebtedness permitted under the Amended Chiles Bank Facility; and issuing or disposing of any of their own membership interests (except to Chiles). In addition, the Amended Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds an amount equal to 200% of indebtedness outstanding under the Amended Chiles Bank Facility. At March 31, 2000, Chiles had $18.0 million available for future borrowings under the Amended Chiles Bank Facility.

RECENT CHILES DEVELOPMENTS. During April 2000, Chiles announced that a wholly owned subsidiary had entered into an agreement with Singapore shipyard Keppel FELS Limited ("KEPPEL") to build a KFELS MOD V "B" design, cantilevered jackup drilling rig (the "New Rig"). The total construction cost is estimated not to exceed $110.0 million including equipment furnished by the owner. The KFELS MOD V "B" is a proprietary design owned by KEPPEL that has been modeled on the MOD V "harsh-environment" jackups. It will be delivered with a leg length between 475 and 545 feet. The New Rig's construction costs will be funded by a bank loan and new equity.

In connection with the placement of the order for the New Rig, Chiles signed a commitment letter with a Non-U.S. based lender to provide a maximum of $82.0 million toward its construction. The loan will be secured by a first mortgage on the New Rig and any other assets held by the rig owning subsidiary of Chiles. The final loan agreement is expected to be executed in the second quarter of 2000.

In May 2000, Chiles raised an additional $33.0 million of equity from existing and new equity investors that included $15.2 million funded by the Company. After giving effect for this offering, the Company's ownership interest in Chiles declined from 58.3% to 55.0%. With placement of the debt and equity offerings described above, it is Chiles' current belief that it has secured enough capital to successfully complete the construction of the New Rig.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is an amendment of SFAS 133 and defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact on its financial statements but does not believe adoption will have a material impact on net income, comprehensive income, and accumulated other comprehensive income.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is pounds sterling. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment of its United Kingdom subsidiaries' net assets.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the NYMEX or receives or pays the amount, if any, by which the settlement prices quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At March 31, 2000, the Company's positions in commodity contracts were not material.

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


                                   SEACOR SMIT INC.
                                   (Registrant)

DATE: MAY 15, 2000                 By: /s/ Charles Fabrikant
                                       -----------------------------
                                       Charles Fabrikant, Chairman of the
                                       Board, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)

DATE: MAY 15, 2000                 By: /s/ Randall Blank
                                       -------------------------
                                       Randall Blank, Executive Vice
                                       President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number         Description
------         -----------

27.1           Financial Data Schedule