Form 10-Q
period 2000-06-30
SEACOR SMIT INC
filed 2000-08-14
CIK 859598

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2000  or
                                ---------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of Common Stock, par value $.01 per share, outstanding as of August 9, 2000 was 16,982,260. The Registrant has no other class of common stock outstanding.


73293.0004

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                     Page No.
Part I.    Financial Information

           Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheets as of
                              June 30, 2000 and December 31, 1999..........................................1

                         Condensed Consolidated Statements of Operations for each of the
                              Three and Six-Months Ended June 30, 2000 and 1999............................2

                         Condensed Consolidated Statements of Cash Flows
                              for each of the Six-Months Ended June 30, 2000 and 1999......................3

                         Notes to Condensed Consolidated Financial Statements..............................4

           Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................................10

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................23

Part II.   Other Information

           Item 4.   Submission of Matters to a Vote of Security Holders..................................24

           Item 6.   Exhibits and Reports on Form 8-K.....................................................24


PART I - FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS


                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                             June 30,           December 31,
                                                                                              2000                  1999
                                                                                        -----------------    ------------------
                                             ASSETS
 Current Assets:
     Cash and cash equivalents                                                       $          175,854   $          178,509
     Marketable securities (available-for-sale)                                                  23,173               18,196
     Trade and other receivables, net of allowance for
       doubtful accounts of $1,557 and $1,567, respectively                                      94,701               69,501
     Prepaid expenses and other                                                                   6,357               15,810
                                                                                        -----------------    ------------------
           Total current assets                                                                 300,085              282,016
                                                                                        -----------------    ------------------
 Investments, at Equity, and Receivables from 50% or Less Owned Companies                        71,955               77,276
 Available-for-Sale Securities                                                                   54,546               54,809

 Property and Equipment                                                                         942,691              859,012
     Less - Accumulated depreciation                                                            183,951              143,815
                                                                                        -----------------    ------------------
           Net property and equipment                                                           758,740              715,197
                                                                                        -----------------    ------------------
 Restricted Cash                                                                                 10,823               21,985
 Other Assets                                                                                    45,822               45,708
                                                                                        -----------------    ------------------
                                                                                     $        1,241,971   $        1,196,991
                                                                                        =================    ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Current portion of long-term debt                                               $            2,829   $            2,832
     Accounts payable and accrued expenses                                                       35,882               29,757
     Other current liabilities                                                                   38,752               16,403
                                                                                        -----------------    ------------------
           Total current liabilities                                                             77,463               48,992
                                                                                        -----------------    ------------------
 Long-term Debt                                                                                 458,594              465,661
 Deferred Income Taxes                                                                          105,516              101,704
 Deferred Gains and Other Liabilities                                                            22,721               35,783
 Minority Interest in Subsidiaries                                                               55,076               36,721
 Stockholders' Equity:
     Common stock, $.01 par value, 21,413,598 and 21,353,259 issued, respectively                   214                  214
     Additional paid-in capital                                                                 277,123              274,979
     Retained earnings                                                                          379,542              368,022
     Less 4,431,338 and 4,401,426 treasury shares, respectively                                (131,888)            (131,183)
     Less unamortized restricted stock compensation                                              (1,439)              (1,110)
     Accumulated other comprehensive income                                                        (951)              (2,792)
                                                                                        -----------------    ------------------
           Total stockholders' equity                                                           522,601              508,130
                                                                                        -----------------    ------------------
                                                                                     $        1,241,971   $        1,196,991
                                                                                        =================    ==================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                           Three Months Ended June            Six Months Ended
                                                                                     30,                           June 30,
                                                                          --------------------------     --------------------------
                                                                             2000           1999             2000           1999
                                                                          ----------     ----------      -----------    -----------
    Operating Revenues                                                   $    85,144   $     68,475     $    158,088   $    146,196
                                                                          ----------     ----------      -----------    -----------

    Costs and Expenses:
       Operating expenses                                                     51,075         41,176           93,608         82,871
       Administrative and general                                              9,579          8,390           19,014         16,568
       Depreciation and amortization                                          13,088          9,803           24,989         19,128
                                                                          ----------     ----------      -----------    -----------
                                                                              73,742         59,369          137,611        118,567
                                                                          ----------     ----------      -----------    -----------
    Operating Income                                                          11,402          9,106           20,477         27,629
                                                                          ----------     ----------      -----------    -----------

    Other Income (Expense):
       Interest on debt                                                       (7,412)        (5,799)         (14,354)       (11,216)
       Interest income                                                         4,133          5,474            8,121         11,445
       Gain from equipment sales and retirements, net                          2,572            661            5,108            955
       Other, net                                                               (792)          (511)             181         (1,770)
                                                                          ----------     ----------      -----------    -----------
                                                                              (1,499)          (175)            (944)          (586)
                                                                          ----------     ----------      -----------    -----------
    Income Before Income Taxes, Minority Interest, Equity in Earnings
       (Losses) of 50% or Less Owned Companies, and Extraordinary Item         9,903          8,931           19,533         27,043
    Income Tax Expense                                                         3,049          3,081            6,419          9,330
                                                                          ----------     ----------      -----------    -----------
    Income Before Minority Interest, Equity in Earnings (Losses) of
       50% or Less Owned Companies, and Extraordinary Item                     6,854          5,850           13,114         17,713
    Minority Interest in (Income) Loss of Subsidiaries                        (1,438)            93           (1,210)          (275)
    Equity in Earnings (Losses) of 50% or Less Owned Companies                  (376)           274             (384)         2,058
                                                                          ----------     ----------      -----------    -----------
    Income Before Extraordinary Item                                           5,040          6,217           11,520         19,496
    Extraordinary Item - Gain from Extinguishment of Debt, net of tax              -              -                -            260
                                                                          ----------     ----------      -----------    -----------
    Net Income                                                           $     5,040   $      6,217    $      11,520   $     19,756
                                                                          ==========     ==========      ===========    ===========

    Basic Earnings Per Common Share:
       Income before extraordinary item                                  $      0.30   $       0.34    $        0.68   $       1.06
       Extraordinary item                                                         -              -                -            0.01
                                                                          ----------     ----------      -----------    -----------
         Net income                                                      $      0.30   $       0.34    $        0.68   $       1.07
                                                                          ==========     ==========      ===========    ===========

    Diluted Earnings Per Common Share:
       Income before extraordinary item                                  $      0.29   $       0.34    $        0.68   $       1.00
       Extraordinary item                                                         -              -                -            0.01
                                                                          ----------     ----------      -----------    -----------
         Net income                                                      $      0.29   $       0.34    $        0.68   $       1.01
                                                                          ==========     ==========      ===========    ===========

    Weighted Average Common Shares:
       Basic                                                              16,885,675     18,144,611       16,845,429     18,341,090
       Diluted                                                            17,114,389     18,343,571       17,057,075     22,769,846


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                          Six Months Ended June 30,
                                                                                       2000                        1999
                                                                                --------------------        -------------------
 Net Cash Provided by Operating Activities                                   $             19,618        $             18,865
                                                                                --------------------        -------------------

 Cash Flows from Investing Activities:
    Purchase of property and equipment                                                    (34,319)                   (102,978)
    Proceeds from sale of marine vessels and equipment                                     12,581                      15,123
    Purchase of available-for-sale securities                                             (17,388)                     (7,400)
    Proceeds from sale of available-for-sale securities                                    19,477                      62,051
    Investments in and advances to 50% or less owned companies                               (927)                     (7,419)
    Principal payments on notes due from 50% or less owned companies                          231                       2,159
 Net decrease in restricted cash                                                           11,162                      29,947
 Dividends received from 50% or less owned companies                                        6,250                         700
    Cash settlement from commodity price hedging arrangements                                (803)                      2,443
    Acquisitions, net of cash acquired                                                    (14,666)                     (4,959)
    Other, net                                                                                (13)                        124
                                                                                --------------------        -------------------
         Net cash used in investing activities                                            (18,415)                    (10,209)
                                                                                --------------------        -------------------

 Cash Flows from Financing Activities:
    Payments of long-term debt                                                            (15,396)                     (3,639)
    Payments of capital lease obligations                                                    (826)                       (783)
    Payments of stockholders' loans                                                          (258)                       (240)
    Proceeds from issuance of long-term debt                                                   99                           -
    Proceeds from exercise of stock options                                                   379                           -
    Common stock acquired for treasury                                                     (4,776)                    (23,511)
    Proceeds from membership interest offering of Chiles Offshore LLC                      17,651                           -
    Other                                                                                    (102)                          -
                                                                                --------------------        -------------------
         Net cash used in financing activities                                             (3,229)                    (28,173)
                                                                                --------------------        -------------------

 Effect of Exchange Rate Changes on Cash and Cash Equivalents                                (629)                       (991)
                                                                                --------------------        -------------------

 Net Decrease in Cash and Cash Equivalents                                                 (2,655)                    (20,508)
 Cash and Cash Equivalents, Beginning of Period                                           178,509                     175,267
                                                                                --------------------        -------------------
 Cash and Cash Equivalents, End of Period                                    $            175,854        $            154,759
                                                                                ====================        ===================


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and six-month periods ended June 30, 2000 and 1999 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2000 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

3.    COMPREHENSIVE INCOME --

For the three-month periods ended June 30, 2000 and 1999, total comprehensive income was $4,833,000 and $5,188,000, respectively. For the six-month periods ended June 30, 2000 and 1999, total comprehensive income was $13,360,000 and $17,853,000, respectively. Other comprehensive income in 2000 included unrealized holding gains on available-for-sale securities and losses from foreign currency translation adjustments and other comprehensive losses in 1999 included losses from foreign currency translation adjustments and unrealized holding losses on available-for-sale securities.

4.    COMMON STOCK SPLIT --

On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a dividend that was distributed on June 15, 2000. Shareholders of record as of June 2, 2000 received one additional share of SEACOR's common stock, par value $.01 per share ("Common Stock") for every two shares they owned on that date, and 7,137,801 shares were distributed. Shareholders' Equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. Additionally, except as otherwise indicated, share and per share amounts and stock option and convertible securities data have been restated.

5.    2000 EMPLOYEE STOCK PURCHASE PLAN --

On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be offered for purchase under the Stock Purchase Plan for six-month periods. 300,000 shares of Common Stock are available for issuance under the Stock Purchase Plan during the ten years following its adoption.

Eligible employees may accumulate savings through payroll deductions over an offering period in order to purchase Common Stock at the end of such period. Purchases of Common Stock under the Stock Purchase Plan may only be made with accumulated savings from payroll deductions, and an employee cannot complete such purchases using other resources. All employees who have been continuously employed by SEACOR's participating subsidiaries for at least six months and who regularly work more than 20 hours a week and more than five months a year are eligible to participate in the Stock Purchase Plan.

The Stock Purchase Plan is intended to comply with section 423 of the Internal Revenue Code of 1986, as amended (the "Code") but is not intended to be subject to section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without shareholder approval.

6.    2000 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS --

On May 23, 2000, the stockholders of SEACOR approved a 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. 150,000 shares of Common Stock have been reserved for issuance under the Non-Employee Director Plan.

Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability.

7.    EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. In the three-month periods ended June 30, 1999 and 2000 and six-month period ended June 30, 2000, the assumed conversion of the Company's convertible subordinated notes and certain of its stock options and restricted stock grants into 4,271,241, 4,127,270, and 4,157,270 shares, respectively, of Common Stock and the add-back to income of interest charges on the convertible subordinated notes, totaling $1,693,000, $1,650,000, and $3,301,000, respectively, were excluded from the computation of diluted earnings per share as the effect was antidilutive. The computation of diluted earnings per share for the six-month period ended June 30, 1999 excludes the assumed conversion of certain stock options and restricted stock grants into 46,601 shares of Common Stock as the effect was antidilutive.

                                                          For the Three Months Ended               For the Six Months Ended
                                                                   June 30,                                June 30,
                                                    --------------------------------------- ---------------------------------------
                                                                                     Per                                     Per
                                                       Income          Shares       Share      Income          Shares       Share
                                                    -------------- --------------- -------- -------------- --------------- --------
2000
----
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item             $     5,040,000     16,885,675 $   0.30 $    11,520,000     16,845,429 $   0.68
                                                                                   ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock                               -        228,714                        -        211,646
     Convertible Securities                                     -              -                        -              -
                                                    -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions                   $     5,040,000     17,114,389 $   0.29 $    11,520,000     17,057,075 $   0.68
                                                    ============== =============== ======== ============== =============== ========
1999
----
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item             $     6,217,000     18,144,611 $   0.34 $    19,496,000     18,341,090 $   1.06
                                                                                   ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock                               -        198,960                        -        184,440
     Convertible Securities                                     -              -                3,386,000      4,244,316
                                                    -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions                   $     6,217,000     18,343,571 $   0.34 $    22,882,000     22,769,846 $   1.00
                                                    ============== =============== ======== ============== =============== ========

8.    VESSEL ACQUISITIONS AND DISPOSITIONS --

On April 19, 2000, the Company completed the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). The acquisition includes Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets, for an aggregate purchase price of approximately (pound)23,000,000 or $36,400,000 based upon exchange rates in effect on April 19, 2000. Boston Putford's SBSV fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consists of (pound)14,200,000 in cash, 83,615 shares of Common Stock (125,423 shares after adjustment for the stock split), a (pound)5,000,000 five year, fixed coupon note, and a (pound)2,500,000 five year, fixed coupon note, which is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined had a fair value of (pound)6,200,000.

During the first six months of 2000, the Company took delivery of a recently constructed anchor handling towing supply and crew vessel and also acquired three towing supply vessels. The Company's obligation to pay for two of the towing supply vessels has been deferred until termination of existing bareboat charter-in arrangements. At June 30, 2000, the deferred obligation, approximating $14,800,000, is reported in Other Current Liabilities of the accompanying Condensed Consolidated Balance Sheet.

In the six-month period ended June 30, 2000, the Company sold 10 offshore marine vessels. Net pre-tax gains from those sales and the disposition of other equipment totaled $5,108,000. Proceeds from the sale of certain of the vessels were deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels.

9.    SEGMENT DATA --

The Company aggregates its business activities into three primary operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms. The marine segment also offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment conducts its business affairs through Chiles Offshore LLC ("Chiles"), an entity in which the Company owns a majority ownership interest and whose business purpose is to own and operate offshore drilling rigs. Since inception in 1997 and until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts to constructing two mobile offshore drilling rigs, raising capital, and securing contracts for the rigs. The first rig, the Chiles Columbus, entered service in June 1999 and the second rig, the Chiles Magellan, entered service in November 1999. In April 2000, Chiles commenced operation of the Tonala, a bareboat chartered-in rig.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and includes net gains from the sale of equipment and equity in the earnings (losses) of 50% or less owned companies but excludes minority interest in income (losses) of subsidiaries, interest income and expense, gains (losses) from the sale of marketable securities and commodity swap transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The table presented below sets forth operating revenues and profits by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                             Marine     Environmental     Drilling        Other          Total
                                                           ----------- ---------------- ------------- --------------- -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                      $  64,429   $         6,406  $    14,309   $          -    $     85,144
   Intersegment                                                   74                 -            -            (74)              -
                                                           ----------- ---------------- ------------- --------------- -------------
    Total                                                  $  64,503   $         6,406  $    14,309   $        (74)   $     85,144
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $   5,847   $           566  $     5,901   $         (3)   $     12,311
Gains from Equipment Sales and Retirements, net                2,569                 3            -              -           2,572
Equity in Earnings (Losses) of 50% or Less Owned Companies       668                94            -         (1,635)           (873)
Minority Interest in Income of Subsidiaries                        -                 -            -         (1,438)         (1,438)
Interest Income                                                    -                 -            -          4,133           4,133
Interest Expense                                                   -                 -            -         (7,412)         (7,412)
Losses from Commodity Swap Transactions, net                       -                 -            -           (678)           (678)
Gains from Sale of Marketable Securities                           -                 -            -            393             393
Corporate Expenses                                                 -                 -            -         (1,417)         (1,417)
Income Taxes                                                       -                 -            -         (2,551)         (2,551)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $   9,084   $           663  $     5,901   $    (10,608)   $      5,040
===================================================================================================================================
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                      $  61,811   $         5,198  $       528   $        938    $     68,475
   Intersegment                                                    -                38            -            (38)              -
                                                           ----------- ---------------- ------------- --------------- -------------
     Total                                                 $  61,811   $         5,236  $       528   $        900    $     68,475
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $   8,806   $         1,140  $      (336)  $         58    $      9,668
Gains from Equipment Sales and Retirements, net                  657                 4            -              -             661
Equity in Earnings (Losses) of 50% or Less Owned Companies       540               136            -           (495)            181
Minority Interest in Loss of Subsidiaries                          -                 -            -             93              93
Interest Income                                                    -                 -            -          5,474           5,474
Interest Expense                                                   -                 -            -         (5,799)         (5,799)
Losses from Commodity Swap Transactions, net                       -                 -            -           (293)           (293)
Gains from Sale of Marketable Securities                           -                 -            -            226             226
Corporate Expenses                                                 -                 -            -         (1,006)         (1,006)
Income Taxes                                                       -                 -            -         (2,988)         (2,988)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $  10,003   $         1,280  $      (336)  $     (4,730)   $      6,217
===================================================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                      $ 124,508   $        10,925  $    22,655   $          -    $    158,088
   Intersegment                                                  211                 -            -           (211)              -
                                                           ----------- ---------------- ------------- --------------- -------------
     Total                                                 $ 124,719   $        10,925  $    22,655   $       (211)   $    158,088
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $  12,571   $           842  $     8,730   $         (3)   $     22,140
Gains from Equipment Sales and Retirements, net                5,102                 6            -              -           5,108
Equity in Earnings (Losses) of 50% or Less Owned Companies     1,371               270            -         (2,816)         (1,175)
Minority Interest in Income of Subsidiaries                        -                 -            -         (1,210)         (1,210)
Interest Income                                                    -                 -            -          8,121           8,121
Interest Expense                                                   -                 -            -        (14,354)        (14,354)
Losses from Commodity Swap Transactions, net                       -                 -            -         (1,079)         (1,079)
Gains from Sale of Marketable Securities                           -                 -            -          2,351           2,351
Corporate Expenses                                                 -                 -            -         (2,754)         (2,754)
Income Taxes                                                       -                 -            -         (5,628)         (5,628)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $  19,044   $         1,118  $     8,730   $    (17,372)   $     11,520
===================================================================================================================================


                                                             Marine     Environmental     Drilling        Other          Total
                                                           ----------- ---------------- ------------- --------------- -------------
FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                      $ 134,208   $        10,522  $       528   $        938    $    146,196
   Intersegment                                                    -               106            -           (106)              -
                                                           ----------- ---------------- ------------- --------------- -------------
     Total                                                 $ 134,208   $        10,628  $       528   $        832    $    146,196
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $  26,949   $         2,118  $      (541)  $         58    $     28,584
Gains from Equipment Sales and Retirements, net                  954                 1            -              -             955
Equity in Earnings (Losses) of 50% or Less Owned Companies     2,209               412            -           (495)          2,126
Minority Interest in Income of Subsidiaries                        -                 -            -           (275)           (275)
Interest Income                                                    -                 -            -         11,445          11,445
Interest Expense                                                   -                 -            -        (11,216)        (11,216)
Gains from Commodity Swap Transactions, net                        -                 -            -             66              66
Losses from Sale of Marketable Securities                          -                 -            -           (740)           (740)
Corporate Expenses                                                 -                 -            -         (2,051)         (2,051)
Income Taxes                                                       -                 -            -         (9,398)         (9,398)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $  30,112   $         2,531  $      (541)  $    (12,606)   $     19,496
===================================================================================================================================


10. RECENT CHILES DEVELOPMENTS --

On April 6, 2000, Chiles entered into an agreement with Singapore shipyard Keppel FELS Limited ("Keppel") to build a KFELS MOD V "B" design, cantilevered jackup drilling rig (the "Chiles Discovery"). Construction cost is estimated not to exceed $110,000,000, including equipment furnished by the owner. The KFELS MOD V "B" is a proprietary design owned by Keppel that has been modeled on the MOD V "harsh-environment" jackups. It will be delivered with a leg length between 475 and 545 feet.

In connection with contracting for construction of the Chiles Discovery, Chiles signed a commitment letter with a Non-U.S. based lender, which is affiliated with the shipyard, to provide a maximum of $82,000,000 of floating rate debt to partially fund the rig's construction. The commitment letter relating to this loan provides for an interest rate equal to LIBOR plus 200 basis points on a $75,000,000 term loan due upon the earlier of 22 months from Chiles' first borrowing or delivery of the Chiles Discovery and LIBOR plus 300 basis points on a $7,000,000 revolving loan available to pay interest on the term loan. Chiles will be able to refinance the entire facility for an additional 18 months at a fixed rate to be determined at that time based on a bank cost of funds rate plus 300 basis points. Chiles expects to enter into a definitive loan agreement during the third quarter of 2000, but there is no assurance that Chiles will be able to successfully negotiate such agreement. Chiles expects the loan will be secured by a first mortgage on the Chiles Discovery and any other assets held by the rig owning subsidiary of Chiles.

In May 2000, Chiles raised an additional $33,000,000 of equity from existing and new equity investors that included $15,200,000 funded by the Company. Chiles received $32,800,000 of net proceeds after offering costs. After giving effect for this offering, the Company's ownership interest in Chiles declined from 58.3% to 55.4%. With borrowings from the Non-U.S. based lender described above and this equity offering, it is management's belief that adequate capital will be available to successfully complete the construction of the Chiles Discovery.

Chiles has also executed an option agreement with Keppel to construct three additional rigs. Subject to a successful completion of the Chiles IPO (as defined below), Chiles intends to exercise the first of the construction options and build a rig of similar design to the Chiles Discovery (the "New Option Rig"), at a cost estimated not to exceed $112,000,000. Chiles expects to finance the New Option Rig's construction costs with proceeds from its initial public offering, as described below, and issuance of notes or bonds guaranteed by the U.S. government under a ship financing program administered by the U.S. Maritime Administration ("MarAd") or borrowings under a new bank facility, the definitive terms of which are currently under negotiation, as described below.

Chiles has received a commitment for a new $120,000,000 bank facility (the "New Chiles Bank Facility"), which would replace its existing $40,000,000 bank facility. Subject to a successful completion of the Chiles IPO (as defined below), Chiles expects to enter into a definitive credit agreement for the New Chiles Bank Facility during the third quarter of this year. The New Chiles Bank Facility will be secured by ship mortgages on the Chiles Columbus and the Chiles

Magellan, as well as assignments of the construction contract and related agreements regarding the New Option Rig. The New Chiles Bank Facility will bear interest at a variable rate equal to LIBOR plus a margin ranging between 150 to 200 basis points, depending on the extent of Chiles' borrowings. The commitment letter provides that the New Chiles Bank Facility will be a reducing revolving facility with a seven-year maturity. The New Chiles Bank Facility is expected to contain a number of restrictive covenants that would include the maintenance of certain financial ratios and limitations on levels of indebtedness.

On June 15, 2000, Chiles filed a registration statement for an initial public offering of its common stock (the "Chiles IPO"). If the Chiles IPO is consummated, Chiles expects to use the proceeds to retire its outstanding 10% Senior Notes Due 2008 (the "Chiles 10% Notes") and fund further growth and working capital. SEACOR currently owns approximately $26,700,000 aggregate principal amount of the Chiles 10% Notes and has an economic interest in substantially all of the remaining outstanding Chiles 10% Notes, comprising approximately $68,300,000 aggregate principal amount. SEACOR and the other holders of the Chiles 10% Notes have agreed to sell their holdings in the Chiles 10% Notes to Chiles at a price equal to the par value of the Chiles 10% Notes, plus accrued and unpaid interest to the purchase date. Retirement of the Chiles 10% Notes would result in SEACOR's recognition of pre-tax gain that would have approximated $9,100,000 at June 30, 2000.

The consummation of the Chiles IPO would result in SEACOR's deconsolidation of Chiles as a majority owned subsidiary and the commencement of accounting for its investment in Chiles under the equity method.

On July 20, 2000, Chiles entered into an agreement with Perforadora Central, S.A. de C.V. ("Perforadora"), Perforadora's parent and that parent's stockholders to acquire, through a series of transactions, all of the shares of capital stock of an entity that would own the Tonala, a rig that Chiles currently operates under a bareboat charter with Perforadora. Under the terms of that agreement, these stockholders would receive shares of Chiles common stock and Chiles would also assume approximately $64,600,000 aggregate principal amount of debt guaranteed by MarAd and incurred by Perforadora to construct the Tonala. Chiles' management estimates that following the completion of Chiles' IPO and the acquisition of the Tonala, former owners of the Tonala would hold approximately 13.8% of Chiles' outstanding common stock. The MarAd guaranteed debt bears interest at the rate of 5.6% per year until its maturity in 2010. The transaction is subject to a number of conditions, including approval by MarAd and consummation of the Chiles IPO.

11.   COMMITMENTS AND CONTINGENCIES --

As of June 30, 2000, the Company was committed to the construction of nine crew vessels for an approximate aggregate cost of $39,000,000 of which $3,220,000 has been expended. These offshore marine vessels will be delivered during the next two years.

At June 30, 2000, the Company was committed to acquire 24 newly constructed hopper barges for an approximate aggregate cost of $6,288,000. Delivery of the barges is expected during the third quarter of 2000.

At December 31, 1999, joint venture corporations, in which the Company owns a 50% equity interest, were committed to the construction of two Handymax Dry-Bulk ships. During 2000, one of the ships was sold; however, one of the joint ventures remains committed to the construction of one ship for an approximate cost of $19,500,000, 75% of which is expected to be financed from external sources. The ship is expected to enter service in 2001.

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

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. The size of the Company's fleet has grown substantially since 1994 due to the acquisition and construction of vessels and the investment in joint venture companies that own and operate vessels. The Company has also sold many vessels from its fleet, particularly those that are less marketable. Since 1997, proceeds from the sale of certain vessels have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels. At June 30, 2000, the Company was committed to the construction of nine crew vessels that are expected to enter service during the next two years.

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

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ---------------------------- ----------------------------
                                                              2000          1999           2000          1999
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply                                     4,716         5,712          4,738         5,916
   Anchor Handling Towing Supply                               11,157        11,142         11,351        11,978
   Crew                                                         2,526         2,505          2,523         2,541
   Standby Safety                                               5,466         5,826          5,518         6,236
   Utility and Line Handling                                    1,627         1,681          1,644         1,742
   Geophysical, Freight, and Other                              5,880         5,880          5,880         5,338
       Overall Fleet                                            3,643         3,881          3,658         4,100



                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ---------------------------- ----------------------------
                                                              2000          1999           2000          1999
                                                          ------------- -------------- ------------- --------------
OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply                                      68.5          66.6           64.9          72.4
   Anchor Handling Towing Supply                                 65.0          68.8           66.8          74.8
   Crew                                                          95.1          81.2           94.1          78.1
   Standby Safety                                                75.5          83.4           68.6          80.8
   Utility and Line Handling                                     58.8          65.1           56.8          68.7
   Geophysical, Freight, and Other                               33.3          50.0           41.6          61.1
       Overall Fleet                                             74.1          71.6           72.0          73.5


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

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At June 30, 2000 and 1999, the Company had 18 and 14 vessels, respectively, bareboat chartered-out, which included 13 and 10, respectively, chartered to its joint ventures, entities affiliated with its joint venture operations, or the environmental service segment.

The table below sets forth the Company's marine fleet structure at the dates indicated:

                                                                                     AT JUNE 30,
                                                                        --------------------------------------
                          FLEET STRUCTURE                                     2000                1999
---------------------------------------------------------------------   -----------------   ------------------
Owned                                                                           234                 220
Bareboat and Time Chartered-In                                                   22                  29
Managed                                                                           7                   3
Joint Venture Vessels (1)                                                        37                  37
Pool Vessels (2)                                                                  9                   9
                                                                        -----------------   ------------------
    Overall Fleet                                                               309                 298
                                                                        =================   ==================

         --------------------------

         (1) 2000 and 1999 include 14 vessels owned or chartered-in from external sources by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. and the Company (the "TMM Joint Venture"). 2000 and 1999 includes 15 and 17 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. in December 1996 (the "Smit Joint Ventures"). 2000 and 1999 also includes 8 and 6 vessels, respectively, operated by other joint venture businesses.

         (2) 2000 and 1999 include 5 vessels owned by Toisa Ltd. that participate in a pool with Company owned North Sea standby safety vessels. Additionally, 2000 and 1999 includes 4 standby safety vessels in which the Company shares net operating profits after certain adjustments with the vessel owners (the "Avian Fleet Pool").

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

A portion of the Company's revenues and expenses are paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. The foregoing applies primarily to the Company's North Sea operations. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations whether in U.S. dollars or foreign currencies approximated 35% and 44% for the six-month periods ended June 30, 2000 and 1999, respectively. Foreign operating revenues declined between comparable six-month periods due primarily to reduced utilization and rates per day worked.

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or six month period or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the six-month periods ended June 30, 2000 and 1999, drydocking costs totaled $2.8 million and $3.0 million, respectively. During those same periods, the Company completed the drydocking of 32 and 40 marine vessels, respectively.

Operating results were also affected by the Company's participation in (i) a joint venture arrangement with Vector Offshore Limited ("VOL"), a U.K. corporation (the "Veesea Joint Venture") that operated 11 standby safety vessels in the North Sea, (ii) the SEAVEC and Avian Fleet Pools, which coordinated the marketing of 20 standby safety vessels in the North Sea at June 30, 2000, of which 11 were owned by the Company; (iii) the TMM Joint Venture, which operated 20 vessels in Mexico, including 6 bareboat or time chartered-in from the Company, at June 30, 2000; (iv) the Smit Joint Ventures, which operated 15 vessels in the Far East, Latin America, the Middle East, and the Mediterranean at June 30, 2000; (v) the Vision Joint Venture, a majority owned subsidiary which operated 1 vessel in the U.S. Gulf of Mexico at June 30, 2000; (vi) the Logistics Joint Venture, which provided shorebase, marine transport, and other supply chain management services; and (vii) other joint ventures which operated 10 vessels in Latin America, the Mediterranean, the Far East, the North Sea, and the Pacific Rim.

On April 19, 2000, the Company completed the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). The acquisition includes Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets for an aggregate purchase price of approximately (pound)23.0 million or $36.4 million based upon exchange rates in effect on April 19, 2000. Boston Putford's SBSV fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consists of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consists of (pound)14.2 million in cash, 83,615 shares of SEACOR's common stock, par value $.01 per share ("Common Stock") (125,423 shares after adjustment for the stock split), a (pound)5.0 million five year, fixed coupon note, and a (pound)2.5 million five year, fixed coupon note, which is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined have a fair value of (pound)6.2 million.

During April 2000, the Company completed the purchase of the majority of VOL's equity interest in the Veesea Joint Venture. Management of the Company's 11 North Sea standby safety vessels in which VOL had an ownership interest and the SEAVEC Pool has been consolidated with the operations of Boston Putford.

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

Improvements in oil prices have caused increased drilling activity and demand for drilling rigs. The improvement in oil prices follows a period of extremely low commodity prices during 1998 and early 1999 that resulted from an oil surplus. Management believes that higher commodity prices will likely further increase exploration and development by the oil companies both in the U.S. and foreign markets that would lead to improved drilling rig and offshore support vessel utilization. Demand and rates per day worked for offshore support vessels will also be influenced by an increase in supply resulting from the recent construction of offshore support vessels worldwide.

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

Pursuant to retainer agreements entered into with the Company, certain vessel owners pay in advance to the Company an annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain vessel and facility owners pay a fixed fee or a fee based on volume of petroleum product transported for the Company's retainer services and such fee is recognized ratably throughout the year. The Company's retainer agreements with vessel owners generally range from one to three years, while retainer arrangements with facility owners are as long as ten years.

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

During November 1999, Chiles entered into a bareboat charter-in agreement for a jackup drilling rig, the Tonala, which was constructed for the owner at a U.S. shipyard and is similar in class to the Rigs. Under the bareboat charter agreement, Chiles is responsible for all crewing, insurance, and other operating expenses of the rig, as well as the charter payment to the vessel owner. Charter operations of the Tonala commenced in April 2000, and the initial term is 18 months. As discussed below, Chiles has entered into an agreement relating to transactions that, if consummated, would result in Chiles acquiring ownership of the Tonala.

The drilling service segment's operating revenues are affected by rates per day worked and utilization of the Rigs. The rates per day worked and utilization of the Rigs are a function of demand for and availability of rigs, which are closely aligned with the level of oil and gas exploration and development of offshore areas. The level of oil and gas exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

The Company's drilling service segment's operating expenses are primarily a function of fleet size and utilization. The most significant variables in operating expenses are compensation and related expenses for personnel, maintenance and repairs, supplies, charter hire, and insurance. In addition to variable operating expenses, the drilling service segment also incurs fixed charges related to the depreciation of property and equipment. Depreciation is a significant fixed operating charge and the amount related to the Rigs is the most significant component.

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

Historically, the drilling service industry has been highly competitive and cyclical, with periods of high demand, short rig supply, and high rates per day worked followed by periods of low demand, excess rig supply, and low rates per day worked. During 1998 and early 1999, the decline in product prices in the oil and gas industry resulted in reduced rates per day worked and decreased utilization worldwide and particularly in the U.S. Gulf of Mexico jackup market. Should improvements in product prices in the oil and gas industry be sustained, owners of jackup rigs should benefit through an improvement in rates per day worked and utilization.

The Chiles Columbus was placed in service in June 1999. At June 30, 2000, it was operating under a contract in the U.S. Gulf of Mexico. If all wells planned by the current customer of the Chiles Columbus are drilled, work under the existing agreement is expected to conclude during the third quarter of 2000. The Chiles Magellan was placed in service in November 1999. At June 30, 2000, it was operating in the U.S. Gulf of Mexico under a drilling contract with expected completion in the third quarter of 2001. The Tonala is presently working under a drilling contract in the U.S. Gulf of Mexico that is expected to conclude during the third quarter of 2000.

Utilization of the Rigs and the Tonala was 100% in the three and six-month periods ended June 30, 2000. Rates per day worked for the Rigs were $60,900 and $53,131 in the three and six-month periods ended June 30, 2000, respectively, and $39,727 for the Tonala in those same periods.

On April 6, 2000, Chiles entered into an agreement with Singapore shipyard Keppel FELS Limited ("Keppel") to build a KFELS MOD V "B" design, cantilevered jackup drilling rig (the "Chiles Discovery"). The KFELS MOD V "B" is a proprietary design owned by Keppel that has been modeled on the MOD V "harsh-environment" jackups. It will be delivered with a leg length between 475 and 545 feet. Chiles has also executed an option agreement with Keppel to construct three additional rigs. Subject to a successful completion of the Chiles IPO (as defined below), Chiles intends to exercise the first of these options for the construction of a rig of similar design to the Chiles Discovery (the "New Option Rig").

To finance construction of the Chiles Discovery, Chiles raised an additional $33.0 million of equity from existing and new equity investors that included $15.2 million funded by the Company. Chiles received $32.8 million of net proceeds after offering costs. Chiles also signed a commitment letter with a Non-U.S. based lender, which is affiliated with the shipyard, to provide a maximum of $82.0 million of floating rate debt to partially fund construction of the Chiles Discovery. Chiles expects to finance the New Option Rig's construction costs with proceeds from its initial public offering, see discussion below, and issuance of notes or bonds guaranteed by the U.S. government under a ship financing program administered by the U.S. Maritime Administration ("MarAd") or borrowings under a new bank facility currently under negotiation. See "Liquidity and Capital Resources - Credit Facilities."

On June 15, 2000, Chiles filed a registration statement for an initial public offering of its common stock (the "Chiles IPO"). If the Chiles IPO is consummated, Chiles expects to use the proceeds to retire its outstanding 10% Senior Notes Due 2008 (the "Chiles 10% Notes") and fund further growth and working capital. SEACOR currently owns approximately $26.7 million aggregate principal amount of the Chiles 10% Notes and has an economic interest in substantially all of the remaining outstanding Chiles 10% Notes, comprising approximately $68.3 million aggregate principal amount. SEACOR and the other holders of the Chiles 10% Notes have agreed to sell their holdings in the Chiles 10% Notes to Chiles at a price equal to the par value of the Chiles 10% Notes, plus accrued and unpaid interest to the purchase date. Retirement of the Chiles 10% Notes would result in SEACOR's recognition of pre-tax gain that would have approximated $9.1 million at June 30, 2000.

The consummation of the Chiles IPO would result in SEACOR's deconsolidation of Chiles as a majority owned subsidiary and the commencement of accounting for its investment in Chiles under the equity method.

On July 20, 2000, Chiles entered into an agreement with Perforadora Central, S.A. de C.V. ("Perforadora"), Perforadora's parent and that parent's stockholders to acquire, through a series of transactions, all of the shares of capital stock of an entity that would own the Tonala. Under the terms of that agreement, these stockholders would receive shares of Chiles common stock and Chiles would also assume approximately $64.6 million aggregate principal amount of debt guaranteed by the MarAd and incurred by Perforadora to construct the Tonala. Chiles' management estimates that following the completion of Chiles' IPO and the acquisition of the Tonala, former owners of the Tonala would hold approximately 13.8% of Chiles' outstanding common stock. The MarAd guaranteed debt bears interest at the rate of 5.6% per year until its maturity in 2010. The transaction is subject to a number of conditions, including approval by MarAd and consummation of the Chiles IPO.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                             Marine     Environmental     Drilling        Other          Total
                                                           ----------- ---------------- ------------- --------------- -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                      $  64,429   $         6,406  $    14,309   $          -    $     85,144
   Intersegment                                                   74                 -            -            (74)              -
                                                           ----------- ---------------- ------------- --------------- -------------
    Total                                                  $  64,503   $         6,406  $    14,309   $        (74)   $     85,144
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $   5,847   $           566  $     5,901   $         (3)   $     12,311
Gains from Equipment Sales and Retirements, net                2,569                 3            -              -           2,572
Equity in Earnings (Losses) of 50% or Less Owned Companies       668                94            -         (1,635)           (873)
Minority Interest in Income of Subsidiaries                        -                 -            -         (1,438)         (1,438)
Net Interest Expense                                               -                 -            -         (3,279)         (3,279)
Losses from Commodity Swap Transactions, net                       -                 -            -           (678)           (678)
Gains from Sale of Marketable Securities                           -                 -            -            393             393
Corporate Expenses                                                 -                 -            -         (1,417)         (1,417)
Income Taxes                                                       -                 -            -         (2,551)         (2,551)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $   9,084   $           663  $     5,901   $    (10,608)   $      5,040
===================================================================================================================================
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                      $  61,811   $         5,198  $       528   $        938    $     68,475
   Intersegment                                                    -                38            -            (38)              -
                                                           ----------- ---------------- ------------- --------------- -------------
     Total                                                 $  61,811   $         5,236  $       528   $        900    $     68,475
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $   8,806   $         1,140  $      (336)  $         58    $      9,668
Gains from Equipment Sales and Retirements, net                  657                 4            -              -             661
Equity in Earnings (Losses) of 50% or Less Owned Companies       540               136            -           (495)            181
Minority Interest in Loss of Subsidiaries                          -                 -            -             93              93
Net Interest Expense                                               -                 -            -           (325)           (325)
Losses from Commodity Swap Transactions, net                       -                 -            -           (293)           (293)
Gains from Sale of Marketable Securities                           -                 -            -            226             226
Corporate Expenses                                                 -                 -            -         (1,006)         (1,006)
Income Taxes                                                       -                 -            -         (2,988)         (2,988)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $  10,003   $         1,280  $      (336)  $     (4,730)   $      6,217
===================================================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                      $ 124,508   $        10,925  $    22,655   $          -    $    158,088
   Intersegment                                                  211                 -            -           (211)              -
                                                           ----------- ---------------- ------------- --------------- -------------
     Total                                                 $ 124,719   $        10,925  $    22,655   $       (211)   $    158,088
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $  12,571   $           842  $     8,730   $         (3)   $     22,140
Gains from Equipment Sales and Retirements, net                5,102                 6            -              -           5,108
Equity in Earnings (Losses) of 50% or Less Owned Companies     1,371               270            -         (2,816)         (1,175)
Minority Interest in Income of Subsidiaries                        -                 -            -         (1,210)         (1,210)
Net Interest Expense                                               -                 -            -         (6,233)         (6,233)
Losses from Commodity Swap Transactions, net                       -                 -            -         (1,079)         (1,079)
Gains from Sale of Marketable Securities                           -                 -            -          2,351           2,351
Corporate Expenses                                                 -                 -            -         (2,754)         (2,754)
Income Taxes                                                       -                 -            -         (5,628)         (5,628)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $  19,044   $         1,118  $     8,730   $    (17,372)   $     11,520
===================================================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Operating Revenues -
   External Customers                                      $ 134,208   $        10,522  $       528   $        938    $    146,196
   Intersegment                                                    -               106            -           (106)              -
                                                           ----------- ---------------- ------------- --------------- -------------
     Total                                                 $ 134,208   $        10,628  $       528   $        832    $    146,196
                                                           =========== ================ ============= =============== =============

Operating Profit (Loss)                                    $  26,949   $         2,118  $      (541)  $         58    $     28,584
Gains from Equipment Sales and Retirements, net                  954                 1            -              -             955
Equity in Earnings (Losses) of 50% or Less Owned Companies     2,209               412            -           (495)          2,126
Minority Interest in Income of Subsidiaries                        -                 -            -           (275)           (275)
Net Interest Income                                                -                 -            -            229             229
Gains from Commodity Swap Transactions, net                        -                 -            -             66              66
Losses from Sale of Marketable Securities                          -                 -            -           (740)           (740)
Corporate Expenses                                                 -                 -            -         (2,051)         (2,051)
Income Taxes                                                       -                 -            -         (9,398)         (9,398)
                                                           ----------- ---------------- ------------- --------------- -------------
   Income before Extraordinary Item                        $  30,112   $         2,531  $      (541)  $    (12,606)   $     19,496
===================================================================================================================================

OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine service segment operating revenues increased $2.7 million, or 4%, in the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 and decreased $9.5 million, or 7%, in the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999. The three and six-month periods ended June 30, 2000 included an increase in operating revenues due to the acquisition of the Boston Putford standby safety vessel fleet, the consolidation of Energy Logistics, Inc. and its subsidiaries' ("ELI") financial results with those of the Company, and the entry into service of vessels both constructed for and chartered-in by the Company. These increases were offset by a decline in operating revenues between comparable three and six-month periods due primarily to lower utilization and rates per day worked, the sale of vessels, and an increase in the number of vessels bareboat chartered-out.

Operating revenues declined approximately $3.4 million and $11.9 million between comparable quarters and six-month periods, respectively, due primarily to lower utilization of the Company's fleet of supply/towing supply, anchor handling towing supply, utility, and standby safety vessels. $2.5 million and $0.9 million of the decrease between comparable quarters and $10.0 million and $1.9 million of the decrease between comparable six-month periods occurred in the Company's foreign and domestic operations, respectively. These decreases were offset by a rise in operating revenues resulting primarily from an increase in the number of days worked by the Company's domestic crew vessels. Operating revenues also declined approximately $2.7 million and $10.3 million between comparable quarters and six-month periods, respectively, due primarily to lower rates per day worked in the Company's fleet of supply/towing supply, anchor handling towing supply, and standby safety vessels.

During 1999 and the first six months of 2000, there was a slight increase in the size of the Company's fleet. The construction, acquisition, and bareboat charter-in of 17 standby safety (the Boston Putford fleet), 5 crew, 4 anchor handling towing supply, 3 supply/towing supply, and 2 utility vessels resulted in a $10.6 million and $15.1 million increase in operating revenues between comparable three and six-month periods, respectively. The sale and charter-in cancellation of 9 utility, 7 crew, 6 anchor handling towing supply, 4 supply/towing supply, and 1 project vessel resulted in a $4.4 million and $6.1 million decline in operating revenues between comparable three and six-month periods, respectively. Operating revenues also declined $0.9 million and $2.5 million between comparable three and six-month periods, respectively, as certain vessels previously operated by the Company have been bareboat chartered-out.

During December 1999, the Company acquired a majority ownership interest in ELI, one of the Company's providers of logistics services that include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. From December 1999, the financial condition, results of operations, and cash flows of ELI are reflected in the Company's consolidated financial statements. Prior to that date, the Company reported its interest in ELI as an investment in a 50% or less owned company that was accounted for under the equity method. Operating revenues rose by $3.2 million and $5.9 million in the three and six-month periods ended June 30, 2000, respectively, due to the consolidation of ELI with the Company.

OPERATING PROFIT. The Company's offshore marine segment operating profit declined $3.0 million, or 34%, and $14.4 million, or 53%, in the three and six-month periods ended June 30, 2000, respectively, compared to the three and six-month periods ended June 30, 1999 due primarily to those factors adversely affecting operating revenues as outlined above. Operating profits also declined between comparable periods due to an increase in insurance deductible expenses under policies that provide hull and machinery and protection and indemnification coverage to the Company. Deductible expenses associated with damage to machinery and equipment aboard anchor handling towing supply vessels and personal injury claims aboard crew vessels increased between periods. At June 30, 2000, the Company had 32 vessels out of service due to weak demand and low rates per day worked, including 29 that require drydocking prior to re-entering operations. Vessels out of service were primarily from the Company's utility fleet that operated in the U.S. Gulf of Mexico.

GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales increased $1.9 million and $4.1 million in the three and six-month periods ended June 30, 2000, respectively, compared to the three and six-month periods ended June 30, 1999. 5 utility, 2 towing supply, 2 supply, and 1 crew vessel were sold in 2000, and 10 crew and 1 utility vessel were sold in 1999. In 1999, the

Company deferred the recognition of certain gains realized in connection with the sale of 5 crew vessels that were subsequently leased-back; no sale and leaseback transactions occurred in 2000. Gains realized in sale and leaseback transactions have been deferred to the extent of the present value of the minimum lease payments over the applicable lease terms and are being credited to income as reductions in rental expense over the lease terms.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $0.1 million in the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 and declined $0.8 million in the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999. Profits improved between comparable quarters due primarily to a reduction in repair and maintenance expenses. Between comparable six-month periods, operating profits declined in the SMIT and TMM Joint Ventures due primarily to lower rates per day worked and utilization and a decrease in the size of the fleets they operated resulting from vessel sales and terminations of certain vessel charters.

ENVIRONMENTAL SERVICES

OPERATING REVENUES. The environmental business segment's operating revenues increased $1.2 million, or 22%, and $0.3 million, or 3% in the three and six-month periods ended June 30, 2000, respectively, compared to the three and six-month periods ended June 30, 1999 due primarily to an increase in the number and severity of oil spills managed by the Company. OPERATING PROFIT. The environmental business segment's operating profit decreased $0.6 million, or 50%, and $1.3 million, or 60%, in the three and six-month periods ended June 30, 2000, respectively, compared to the three and six-month periods ended June 30, 1999 due primarily to an increase in operating expenses resulting primarily from the addition of a marine operating base in St. Croix and higher drydocking expenses. The expansion of operations in the Caribbean was pursuant to a 10-year contract with a major customer.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.1 million in the three and six-month periods ended June 30, 2000 compared to the three and six-month periods ended June 30, 1999 due primarily to a decrease in the severity of oil spills managed by CPA.

DRILLING SERVICES

OPERATING REVENUES. The drilling business segment's operating revenues increased $13.8 million and $22.1 million in the three and six-month periods ended June 30, 2000, respectively, compared to the three and six-month periods ended June 30, 1999. The Chiles Columbus was placed in service during June 1999 and the Chiles Magellan was placed in service during November 1999. Prior to such time, and since its inception, Chiles has not engaged in operations other than managing construction of the Rigs and related matters. Revenues also increased due to the commencement of operations in April 2000 of the Tonala.

OPERATING PROFIT. The drilling business segment's operating profit increased $6.2 million and $9.3 million in the three and six-month periods ended June 30, 2000, respectively, compared to the three and six-month periods ended June 30, 1999 due primarily to the factors affecting revenues outlined above. Prior to the delivery and commissioning of the Rigs, Chiles had incurred operating losses.

OTHER

EQUITY IN LOSSES OF 50% OR LESS OWNED COMPANIES. Equity losses in the three and six-month periods ended June 30, 2000 resulted primarily from the Company's recognition of its share of the operating losses of Globe Wireless, LLC ("Globe Wireless"). Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe Wireless at cost.

NET INTEREST INCOME (EXPENSE). During the three and six-month periods ended June 30, 2000, the Company incurred net interest expense totaling $3.3 million and $6.2 million, respectively; whereas, in the comparable three and six-month periods ended June 30, 1999, the Company realized net interest expense totaling $0.3 million and net interest income totaling $0.2 million, respectively. Interest expense rose between comparable periods due primarily to a decline in interest capitalized after substantial completion of the Company's offshore marine vessel and rig construction programs in 1999. This increase was partially offset by lower interest expense resulting primarily from a decline in outstanding indebtedness pursuant to the Company's debt repurchase program and entry into swap agreements with respect to the Chiles 10% Notes. A reduction in funds invested in interest bearing securities due primarily to the Company's use of cash for the purchase of property and equipment and Common Stock and retirement of certain indebtedness resulted in a decline in interest income. During the first six months of 2000 and 1999, the Company capitalized interest of $0.5 million and $6.1 million, respectively, with respect to the construction of rigs and offshore marine vessels.

GAINS (LOSSES) FROM COMMODITY SWAP TRANSACTIONS, NET. During the three and six-month periods ended June 30, 2000, the Company recognized a net loss of $0.7 million and $1.1 million, respectively, from commodity price hedging arrangements; whereas, in the three and six-month periods ended June 30, 1999, the Company recognized a net loss of $0.3 million and a net gain of $0.1 million, respectively. During the first six months of 2000, the net loss was due primarily to the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeding the contract prices for various natural gas and crude oil positions; whereas, during the first six months of 1999, the net gain was due primarily to the contract prices exceeding the settlement prices quoted on the NYMEX for various natural gas and crude oil positions.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. During the three and six-month periods ended June 30, 2000, the Company realized net gains of $0.4 million and $2.4 million, respectively. During the first six months of 2000, the net gain resulted primarily from the sale of equity securities during periods when the market values were greater than those at the dates of purchase. These gains were partially offset by losses realized from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase. The Company realized net gains of $0.2 million and net losses of $0.7 million during the three and six-month periods ended June 30, 1999, respectively. Losses during the first six months of 1999 resulted primarily from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase.

CORPORATE EXPENSES. In the three and six-month periods ended June 30, 2000 compared to the three and six-month periods ended June 30, 1999, corporate expenses increased $0.4 million and $0.7 million, respectively, due primarily to an increase in wage and related benefit costs.

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

CASH AND MARKETABLE SECURITIES. Since December 31, 1999, the Company's cash and investments in marketable securities decreased by $9.1 million. At June 30, 2000, cash and marketable securities totaled $264.4 million, including $175.9 million of unrestricted cash and cash equivalents, $77.7 million of marketable securities, and $10.8 million of restricted cash. Restricted cash at June 30, 2000 is intended for use in defraying costs to construct offshore marine vessels for the Company. At June 30, 2000, the Company had funded $6.0 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts. See discussion below regarding Cash Generation and Deployment.

STOCK AND DEBT REPURCHASE PROGRAM. In March 2000, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $15.0 million. The securities covered by this repurchase program (the "Stock and Debt Repurchase Program") include Common Stock, the Company's 5 3/8% Convertible Subordinated Notes Due 2006, the Company's 7.2% Senior Notes Due 2009, and the Chiles 10% Notes (collectively, the "SEACOR Securities"). Repurchases of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. In the six-month period ended June 30, 2000, the Company acquired 103,900 shares of Common Stock (157,400 shares after adjustment for the stock split) and $0.01 million principal amount of the Chiles 10% Notes for an aggregate cost of $4.8 million. At June 30, 2000, the Company had approximately $36.9 million of available authority for the repurchase of additional SEACOR Securities.

CAPITAL STRUCTURE. At June 30, 2000, the Company's capital structure was comprised of $461.4 million in long-term debt, including the current portion, and $522.6 million in stockholders' equity. Since year end, long-term debt declined due primarily to Chiles' repayment of $15.0 million previously borrowed under its revolving credit facility and the Company's regularly scheduled repayment of outstanding indebtedness. This decline in long-term debt was partially offset by the issuance of fixed coupon notes in connection with the acquisition of Boston Putford. Stockholders' equity rose since year end due primarily to an increase in retained earnings from net income, the issuance of Common Stock from treasury in connection with the acquisition of Boston Putford, and an increase in other comprehensive income that resulted from unrealized gains on available-for-sale securities. This increase was partially offset by a decline resulting from the Company's repurchase of Common Stock.

On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a dividend that was distributed on June 15, 2000. Shareholders of record as of June 2, 2000 received one additional share of Common Stock for every two shares they owned on that date, and 7,137,801 shares were distributed.

CASH GENERATION AND DEPLOYMENT. Cash flow provided from operating activities during the six-month period ended June 30, 2000 totaled $19.6 million and increased between comparable quarters due primarily to the commencement of rig operations and the favorable effect of changes in working capital. This increase was partially offset by the adverse effect of lower utilization and rates per day worked of the Company's offshore marine vessels.

During the six-month period ended June 30, 2000, the Company generated $67.8 million from investing and financing activities. Available-for-sale securities were sold for $19.5 million. Chiles completed an offering of membership interests and the Company realized $17.7 million, net of offering costs. After giving effect to this offering, SEACOR's equity interest in Chiles declined from 58.3% to 55.4%. Ten offshore support vessels were sold for $12.6 million. Restricted cash balances declined by $11.2 million as withdrawals from vessel joint depository construction reserve fund accounts exceeded deposits into such accounts generated from the sale of equipment. Dividends received from 50% or less owned companies totaled $6.3 million. Additional cash was generated primarily from the exercise of employee stock options.

During the six-month period ended June 30, 2000, the Company used $89.4 million in its investing and financing activities. Capital expenditures for property and equipment, primarily related to rig construction and the acquistion and construction of offshore marine vessels, totaled $34.3 million. Marketable securities were acquired for $17.4 million. Chiles repaid $15.0 million of outstanding indebtedness borrowed under the Amended Chiles Bank Facility, as defined below. The Company paid $14.7 million to acquire Boston Putford, net of cash acquired, and VOL's equity interest in the VEESEA Joint Venture. SEACOR Securities were repurchased pursuant to the Stock and Debt Repurchase Program for $4.8 million. Additional cash was used primarily for scheduled repayments of outstanding indebtedness, advances to 50% or less owned companies for the purchase of vessels, and the settlement of certain commodity price hedging arrangements.

CAPITAL EXPENDITURES. As of June 30, 2000, the Company was committed to the construction of nine crew vessels for an approximate aggregate cost of $39.0 million, of which $3.2 million has been expended. The crew vessels are expected to enter service during the next two years.

Chiles has contracted to build the Chiles Discovery, at Keppel shipyard in Singapore for a cost estimated not to exceed $110.0 million, including equipment furnished by the owner. At June 30, 2000, Chiles had expended $15.3 million toward the construction of the Chiles Discovery. Subject to successful completion of the Chiles IPO, Chiles also intends to have Keppel build the New Option Rig at a cost estimated not to exceed $112.0 million.

At June 30, 2000, the Company was committed to acquire 24 newly constructed hopper barges for an approximate aggregate cost of $6.3 million. Delivery of the barges is expected during the third quarter of 2000.

At December 31, 1999, joint venture corporations, in which the Company owns a 50% equity interest, were committed to the construction of two Handymax Dry-Bulk ships. During 2000, one of the ships was sold; however, one of the joint ventures remains committed to the construction of one ship for an approximate cost of $19.5 million, 75% of which is expected to be financed from external sources. The ship is expected to enter service in 2001.

CREDIT FACILITIES. Under the terms of an unsecured reducing revolving credit facility (the "DnB Credit Facility") with Den norske Bank ASA that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount (as such amount may be adjusted, the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At June 30, 2000, the Company had approximately $90.9 million available for future borrowings under the DnB Credit Facility.

During April 1998, Chiles entered into a bank credit agreement that provided for a $25.0 million revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. In December 1999, the Chiles Bank Facility was amended and available borrowings rose from $25.0 million to $40.0 million (the "Amended Chiles Bank Facility"). The Amended Chiles Bank Facility provides for a floating interest rate of LIBOR plus 1 3/8% per annum (approximately 7.9% at June 30, 2000) on amounts outstanding under the Amended Chiles Bank Facility and provides for repayment of such amounts in eight quarterly installments of $1.875 million beginning March 31, 2003, followed by eight quarterly installments of $3.125 million, with the remaining balance payable on December 31, 2006.

The subsidiaries of Chiles that own the Rigs (the "Guarantors") guarantee the Amended Chiles Bank Facility and such guarantees are secured by first priority mortgages on the Rigs, assignment of earnings of the Rigs (which may continue to be collected by Chiles unless there occurs an event of default), and assignments of insurance proceeds. The Amended Chiles Bank Facility contains customary affirmative covenants, representations, and warranties and is cross-defaulted to the related promissory notes; provided, however, should there occur an event of default under the Amended Chiles Bank Facility (other than arising from enforcement actions undertaken by a holder of other indebtedness of Chiles, enforcement actions arising from in rem claims against either of the Rigs or bankruptcy events with respect to Chiles or a Rig Owner), the lenders under the Amended Chiles Bank Facility have agreed on a one-time basis not to enforce remedies for a period of 60 days during which the holders of the Chiles 10% Notes (the "Noteholders") or Chiles may cure such event of default or prepay all of the indebtedness outstanding under the Amended Chiles Bank Facility. The Amended Chiles Bank Facility also contains certain negative covenants applicable to Chiles and the Guarantors, including prohibitions against the following: certain liens on the collateral under the Amended Chiles Bank Facility; material changes in the nature of their business; sale or pledge of an Guarantor's membership interests; sale or disposition of a Rig or other substantial assets; certain changes in office locations; consolidation or mergers; certain Restricted Payments (as defined in the Amended Chiles Bank Facility), including distributions on membership interests in Chiles (the "Membership Interests"); the exercise of a right to call the Chiles 10% Notes; or any material amendment or modification of the Indenture. The Amended Chiles Bank Facility further requires Chiles to prevent the Guarantors from making certain loans and advances, except in their normal course of business or to certain affiliates; assuming, guaranteeing or (except in their ordinary course of business) otherwise becoming liable in connection with any obligation other than guarantees for the benefit of the lenders under the Amended Chiles Bank Facility, guarantees in favor of the Noteholders or pre-existing guaranties; paying out any funds, except in their ordinary course of business for the business of Chiles or service of certain indebtedness permitted under the Amended Chiles Bank Facility; and issuing or disposing of any of their own membership interests (except to Chiles). In addition, the Amended Chiles Bank Facility requires that the fair market value of the Rigs, as determined by appraisers appointed by the lenders thereunder, at all times equals or exceeds 200% of indebtedness outstanding under the Amended Chiles Bank Facility. At June

30, 2000, Chiles had $33.0 million available for future borrowings under the Amended Chiles Bank Facility.

Chiles has received a commitment for a new $120.0 million bank facility (the "New Chiles Bank Facility"), which would replace the Amended Chiles Bank Facility. Subject to successful completion of the Chiles IPO, Chiles expects to enter into a definitive credit agreement during the third quarter of this year. The New Chiles Bank Facility will be secured by ship mortgages on the Chiles Columbus and the Chiles Magellan, as well as assignments of the construction contract and related agreements regarding the New Option Rig. The New Chiles Bank Facility will bear interest at a variable rate equal to LIBOR plus a margin ranging between 150 to 200 basis points, depending on the extent of Chiles' borrowings. The commitment letter provides that the new facility will be a reducing revolving bank facility with a seven-year maturity. The New Chiles Bank Facility is expected to contain a number of restrictive covenants that would include the maintenance of certain financial ratios and limitations on levels of indebtedness.

In connection with ordering the construction of the Chiles Discovery, Chiles signed a commitment letter with a Non-U.S. based lender, which is affiliated with the shipyard, to provide a maximum of $82.0 million of floating rate debt to partially fund construction of the Chiles Discovery. The commitment letter relating to this loan provides for an interest rate equal to LIBOR plus 200 basis points on a $75.0 million term loan due upon the earlier of 22 months from Chiles' first borrowing or delivery of the Chiles Discovery and LIBOR plus 300 basis points on a $7.0 million revolving loan available to pay interest on the term loan. Chiles will be able to refinance the entire facility for an additional 18 months at a fixed rate to be determined at that time based on a bank cost of funds rate plus 300 basis points. Chiles expects to enter into a definitive loan agreement during the third quarter of 2000, but there is no assurance that Chiles will be able to successfully negotiate such agreement. Chiles expects the loan will be secured by a first mortgage on the Chiles Discovery and any other assets held by the rig owning subsidiary of Chiles. For additional information concerning the construction of the Chiles Discovery, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Drilling Services."

STOCK PURCHASE AND OPTION PLANS. On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of the Common Stock on the first day of the offering period or (ii) the fair market value of the Common Stock on the last day of the offering period. Common Stock will be offered for purchase under the Stock Purchase Plan for six-month periods. 300,000 shares of Common Stock are available for issuance under the Stock Purchase Plan during the ten years following its adoption.

Eligible employees may accumulate savings through payroll deductions over an offering period in order to purchase Common Stock at the end of such period. Purchases of Common Stock under the Stock Purchase Plan may only be made with accumulated savings from payroll deductions, and an employee cannot complete such purchases using other resources. All employees who have been continuously employed by SEACOR's participating subsidiaries for at least six months and who regularly work more than 20 hours a week and more than five months a year are eligible to participate in the Stock Purchase Plan.

The Stock Purchase Plan is intended to comply with section 423 of the Internal Revenue Code of 1986, as amended (the "Code") but is not intended to be subject to section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without shareholder approval.

On May 23, 2000, the stockholders of SEACOR approved a 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. 150,000 shares of Common Stock have been reserved for issuance under the Non-Employee Director Plan.

Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is an amendment of SFAS 133 and defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact on its financial statements but does not believe adoption will have a material impact on net income, comprehensive income, and accumulated other comprehensive income.

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

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the NYMEX or receives or pays the amount, if any, by which the settlement prices quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At June 30, 2000, the Company's positions in commodity contracts were not material.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

         (a) The 2000 Annual Meeting of Stockholders of SEACOR was held on May 23, 2000 (the "Annual Meeting").

         (b) At the Annual Meeting, Messrs. Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, Antoon Kienhuis, and Andrew R. Morse were elected as directors to serve until the 2001 Annual Meeting of Stockholders of SEACOR or until their respective successors are earlier elected and qualified. 10,389,623 shares were voted in favor of the election of Charles Fabrikant with 28,390 shares against. 10,360,938 shares were voted in favor of the election of Granville E. Conway with 57,075 shares against. 10,389,923 shares were voted in favor of the election of Michael E. Gellert with 28,090 shares against. 10,389,923 shares were voted in favor of the election of Stephen Stamas with 28,090 shares against. 10,389,321 shares were voted in favor of the election of Richard M. Fairbanks III with 28,692 shares against. 10,389,521 shares were voted in favor of the election of Pierre de Demandolx with 28,492 shares against. 10,389,923 shares were voted in favor of the election of Antoon Kienhuis with 28,090 shares against. 10,389,923 shares were voted in favor of the election of Andrew Morse with 28,090 shares against. There were no shares withheld.

         (c) At the Annual Meeting, SEACOR's stockholders ratified the appointment of Arthur Andersen LLP to serve as SEACOR's independent auditors for the fiscal year ending December 31, 2000. 10,416,848 shares were voted in favor of the appointment of Arthur Andersen LLP with 880 shares voted against such appointment and 285 withheld. 10,385,829 shares were voted in favor to approve the 2000 Employee Stock Purchase Plan with 29,909 against such approval and 2,275 withheld. 10,173,405 shares were voted in favor to approve the 2000 Stock Option Plan for Non-Employee Directors with 239,999 against such approval and 4,609 withheld.

Numbers of shares reported in this Item 4. Submission of Matters to a Vote of Security Holders represent actual shares voted and have not been restated to reflect the June 15, 2000 stock split.

Item 6.    Exhibits and Reports on Form 8-K

A.         Exhibits:

10.1     SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors.

10.2 Platform Construction Agreement by and between Keppel FELS Limited and Chiles Offshore LLC, dated April 6, 2000.

10.3 Agreement with respect to Ownership of the Tonala dated as of July 20, 2000, among Chiles Offshore LLC, Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V. and the individuals identified therein.

27.1     Financial Data Schedule.

B.         Reports on Form 8-K:

         Current Report on Form 8-K, dated June 15, 2000, and filed with the Securities and Exchange Commission on June 16, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SEACOR SMIT Inc.
                                   (Registrant)

DATE: AUGUST 14, 2000              By: /s/ Charles Fabrikant
                                       -----------------------------------------
                                       Charles Fabrikant, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


DATE: AUGUST 14, 2000              By: /s/ Randall Blank
                                       -----------------------------------------
                                       Randall Blank, Executive Vice President,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                            Description
------                            -----------

10.1     SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors.

10.2 Platform Construction Agreement by and between Keppel FELS Limited and Chiles Offshore LLC, dated April 6, 2000.

10.3 Agreement with respect to Ownership of the Tonala dated as of July 20, 2000, among Chiles Offshore LLC, Perforadora Central, S.A. de C.V., Grupo Industrial Atlantida, S.A. de C.V. and the individuals identified therein.

27.1     Financial Data Schedule