Form 10-Q
period 2000-09-30
SEACOR SMIT INC
filed 2000-11-14
CIK 859598

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended            September 30, 2000     or
                                         -----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               ------------------      --------------------

Commission file number     1-12289
                           ----------------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          13-3542736
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                           Identification No.)

11200 Richmond, Suite 400, Houston Texas                        77082
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of Common Stock, par value $.01 per share, outstanding as of November 7, 2000 was 16,995,400. The Registrant has no other class of Common Stock outstanding.

73293.0004

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
Part I.  Financial Information

         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets as of
                          September 30, 2000 and December 31, 1999................................................1

                     Condensed Consolidated Statements of Operations for each of the
                          Three and Nine-Month Periods Ended September 30, 2000 and 1999..........................2

                     Condensed Consolidated Statements of Cash Flows
                          for each of the Nine-Month Periods Ended September 30, 2000 and 1999....................3

                     Notes to Condensed Consolidated Financial Statements.........................................4

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................22

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K...............................................................23


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                 September 30,     December 31,
                                                                                     2000             1999
                                                                                 -------------     ------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents ..................................................    $   222,158     $   178,509
   Marketable securities (available-for-sale) .................................         23,214          18,196
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,502 and $1,567, respectively ....................         81,120          69,501
   Prepaid expenses and other .................................................          4,660          15,810
                                                                                   -----------     -----------
         Total current assets .................................................        331,152         282,016
                                                                                   -----------     -----------
Investments, at Equity, and Receivables from 50% or Less Owned Companies ......        133,817          77,276
Available-for-Sale Securities .................................................         64,820          54,809

Property and Equipment ........................................................        737,868         859,012
   Less - Accumulated depreciation ............................................        185,087         143,815
                                                                                   -----------     -----------
         Net property and equipment ...........................................        552,781         715,197
                                                                                   -----------     -----------
Restricted Cash ...............................................................         14,313          21,985
Other Assets ..................................................................         25,895          45,708
                                                                                   -----------     -----------
                                                                                   $ 1,122,778     $ 1,196,991
                                                                                   ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ..........................................    $     2,953     $     2,832
   Accounts payable and accrued expenses ......................................         20,588          29,757
   Other current liabilities ..................................................         48,854          16,403
                                                                                   -----------     -----------
         Total current liabilities ............................................         72,395          48,992
                                                                                   -----------     -----------
Long-term Debt ................................................................        378,386         465,661
Deferred Income Taxes .........................................................        114,643         101,704
Deferred Gains and Other Liabilities ..........................................         16,925          35,783
Minority Interest in Subsidiaries .............................................          5,065          36,721
Stockholders' Equity:
   Common stock, $.01 par value, 21,426,738 and 21,353,259 issued, respectively            214             214
   Additional paid-in capital .................................................        278,184         274,979
   Retained earnings ..........................................................        391,033         368,022
   Less 4,431,338 and 4,401,426 treasury shares, respectively .................       (131,888)       (131,183)
   Less unamortized restricted stock compensation .............................         (1,684)         (1,110)
   Accumulated other comprehensive losses .....................................           (495)         (2,792)
                                                                                   -----------     -----------
         Total stockholders' equity ...........................................        535,364         508,130
                                                                                   -----------     -----------
                                                                                   $ 1,122,778     $ 1,196,991
                                                                                   ===========     ===========


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30,                September 30,
                                                                          --------------------------   --------------------------
                                                                             2000           1999          2000           1999
                                                                          -----------    -----------   -----------    -----------
    Operating Revenues................................................    $     93,552   $    71,894   $ 251,640      $   218,090
                                                                          -----------    -----------   -----------    -----------

    Costs and Expenses:
       Operating expenses.............................................         56,913         42,089       150,521        124,960
       Administrative and general.....................................         10,231          8,692        29,245         25,260
       Depreciation and amortization..................................         13,782         10,774        38,771         29,902
                                                                          -----------    -----------   -----------    -----------
                                                                               80,926         61,555       218,537        180,122
                                                                          -----------    -----------   -----------    -----------
    Operating Income..................................................         12,626         10,339        33,103         37,968
                                                                          -----------    -----------   -----------    -----------

    Other Income (Expense):
       Interest on debt...............................................         (6,792)        (4,690)      (21,146)       (15,906)
       Interest income................................................          4,273          4,201        12,394         15,646
       Gain from equipment sales, net.................................          1,824            852         6,932          1,807
       Gain upon sale of shares of Chiles.............................          4,023              -         4,023              -
       Derivative income (loss), net..................................          6,696           (943)        5,617           (877)
       Other, net.....................................................          1,471            125         2,731         (1,711)
                                                                          -----------    -----------   -----------    -----------
                                                                               11,495           (455)       10,551         (1,041)
                                                                          -----------    -----------   -----------    -----------
    Income Before Income Taxes, Minority Interest, Equity in Losses
       of 50% or Less Owned Companies, net, and Extraordinary Item....         24,121          9,884        43,654         36,927
    Income Tax Expense................................................          7,857          3,416        14,276         12,746
                                                                          -----------    -----------   -----------    -----------
    Income Before Minority Interest, Equity in Losses of 50% or Less
       Owned Companies, net, and Extraordinary Item...................         16,264          6,468        29,378         24,181
    Minority Interest in (Income) Loss of Subsidiaries................         (2,093)           197        (3,303)           (78)
    Equity in Losses of 50% or Less Owned Companies, net..............         (2,680)        (2,556)       (3,064)          (498)
                                                                          -----------    -----------   -----------    -----------
    Income Before Extraordinary Item..................................         11,491          4,109        23,011         23,605
    Extraordinary Item - Gain from Extinguishment of Debt, net of tax.              -            888             -          1,148
                                                                          -----------    -----------   -----------    -----------
    Net Income........................................................    $    11,491   $      4,997   $    23,011   $     24,753
                                                                          ===========    ===========   ===========    ===========

    Basic Earnings Per Common Share:
       Income before extraordinary item...............................    $      0.68   $       0.23   $      1.36   $       1.30
       Extraordinary item.............................................              -           0.05            -            0.06
                                                                          -----------    -----------   -----------    -----------
        Net income....................................................    $      0.68   $       0.28   $      1.36   $       1.36
                                                                          ===========    ===========   ===========    ===========

    Diluted Earnings Per Common Share:
       Income before extraordinary item...............................    $      0.62   $       0.23   $      1.32   $       1.27
       Extraordinary item.............................................              -           0.05            -            0.05
                                                                          -----------    -----------   -----------    -----------
        Net income....................................................    $      0.62   $       0.28   $      1.32   $       1.32
                                                                          ===========    ===========   ===========    ===========

    Weighted Average Common Shares:
       Basic..........................................................     16,920,118     17,959,449    16,870,507     18,212,478
       Diluted........................................................     21,285,243     18,165,290    21,212,144     22,621,778


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                   2000                1999
                                                                               ---------            ---------
 Net Cash Provided by Operating Activities .........................           $  41,911            $  11,102
                                                                               ---------            ---------

Cash Flows from Investing Activities:
   Purchase of property and equipment ..............................             (48,903)            (116,438)
   Proceeds from sale of marine vessels and equipment ..............              14,912               19,212
   Purchase of available-for-sale securities .......................             (20,894)             (11,943)
   Proceeds from sale of available-for-sale securities .............              53,952               93,064
   Investments in and advances to 50% or less owned companies ......              (1,058)             (15,873)
   Principal payments on notes due from 50% or less owned companies                1,417                3,177
Net decrease in restricted cash ....................................               7,672               36,512
Dividends received from 50% or less owned companies ................               7,788               11,450
   Cash settlements of derivative transactions .....................              (1,245)               3,968
   Acquisitions, net of cash acquired ..............................             (14,973)              (5,115)
Deconsolidation of Chiles
   Cash of Chiles Offshore LLC, a deconsolidated subsidiary ........             (11,691)                   -
   Other, net ......................................................                 376                  190
                                                                               ---------            ---------
       Net cash provided (used) in investing activities ............             (12,647)              18,204
                                                                               ---------            ---------

Cash Flows from Financing Activities:
   Payments of long-term debt ......................................             (15,482)             (31,169)
   Payments of capital lease obligations ...........................              (1,248)              (1,182)
   Payments of a stockholder's loan ................................                (258)                (240)
   Proceeds from issuance of long-term debt ........................                 112               26,115
   Proceeds from exercise of stock options .........................                 379                    -
   Common stock acquired for treasury ..............................              (4,791)             (65,520)
   Proceeds from membership interest offering of Chiles Offshore LLC              17,651                    -
   Termination of swap agreements ..................................              19,504                    -
   Other ...........................................................                (102)                   -
                                                                               ---------            ---------
       Net cash provided (used) in financing activities ............              15,765              (71,996)
                                                                               ---------            ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents .......              (1,380)              (1,056)
                                                                               ---------            ---------

Net Increase (Decrease) in Cash and Cash Equivalents ...............              43,649              (43,746)
Cash and Cash Equivalents, Beginning of Period .....................             178,509              175,267
                                                                               ---------            ---------
Cash and Cash Equivalents, End of Period ...........................           $ 222,158            $ 131,521
                                                                               =========            =========


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and nine-month periods ended September 30, 2000 and 1999 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2000 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

The Company uses derivative financial instruments to hedge against its exposure to changes in foreign currencies and prices of natural gas and crude oil. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. At September 30, 2000, there were no material unrealized gains or losses on outstanding forward exchange contracts. The Company has also entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets market values and cash flows. At September 30, 2000, the Company's positions in commodity contracts were not material.

3.   COMPREHENSIVE INCOME --

For the three-month periods ended September 30, 2000 and 1999, total comprehensive income was $11,948,000 and $5,177,000, respectively. For the nine-month periods ended September 30, 2000 and 1999, total comprehensive income was $25,308,000 and $23,030,000, respectively. Other comprehensive income in 2000 included unrealized holding gains on available-for-sale securities and losses from foreign currency translation adjustments and other comprehensive losses in 1999 included losses from foreign currency translation adjustments and unrealized holding losses on available-for-sale securities.

4.   COMMON STOCK SPLIT --

On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend distributed on June 15, 2000. Shareholders of record as of June 2, 2000 received one additional share of SEACOR's common stock, par value $.01 per share ("Common Stock") for every two shares they owned on that date. As a result of this stock split, 7,137,801 shares were distributed. Shareholders' Equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. Additionally, except as otherwise indicated, share and per share amounts and stock option and convertible securities data have been similarly restated.

5.   2000 EMPLOYEE STOCK PURCHASE PLAN --

On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. 300,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption.

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

The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code") but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval.

6.   2000 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS --

On May 23, 2000, the stockholders of SEACOR approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. 150,000 shares of Common Stock have been reserved for issuance under the Non-Employee Director Plan.

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

7.   EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. All computations give effect for the three-for-two stock split effected June 15, 2000. In the three-month period ended September 30, 1999, the assumed conversion of the Company's convertible subordinated notes and certain of its stock options and restricted stock grants into 4,211,291 shares of Common Stock and the add-back to income of interest charges on the convertible subordinated notes, totaling $1,679,000, were excluded from the computation of diluted earnings per share as the effect was antidilutive. The computation of diluted earnings per share for the three-month period ended September 30, 2000 and the nine-month periods ended September 30, 1999 and 2000 excluded the assumed conversion of certain stock options and restricted stock grants into 23,263, 46,601, and 25,877 shares, respectively, of Common Stock as the effect was antidilutive.

                                                     For the Three Months Ended           For the Nine Months Ended
                                                            September 30,                      September 30,
                                                   -------------------------------       -----------------------------
                                                                             Per                                 Per
                                                   Income        Shares      Share       Income       Shares     Share
                                                   ------        ------      -----       ------       ------     -----
2000
----
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item.......     $ 11,491,000    16,920,118 $   0.68 $  23,011,000   16,870,507 $   1.36
                                                                           ========                            ========
  EFFECT  OF  DILUTIVE  SECURITIES,  NET OF
TAX:
    Options and Restricted Stock............               -       237,855                      -      214,367
    Convertible Securities....................     1,652,000     4,127,270              4,952,000    4,127,270
                                                   ---------     ---------              ---------    ---------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions.............     $ 13,143,000    21,285,243 $   0.62 $  27,963,000   21,212,144 $   1.32
                                                ============    ========== ======== =============   ========== ========
1999
----
  BASIC EARNINGS PER SHARE:
    Income Before Extraordinary Item.......     $  4,109,000    17,959,449 $   0.23 $  23,605,000   18,212,478 $   1.30
                                                                           ========                            ========
  EFFECT  OF  DILUTIVE  SECURITIES,  NET OF
TAX:
    Options and Restricted Stock...........                -       205,841                      -      185,489
    Convertible Securities.................                -             -              5,065,000    4,223,811
                                                   ---------     ---------              ---------    ---------
  DILUTED EARNINGS PER SHARE:
    Income Available to Common Stockholders
      Plus Assumed Conversions.............      $ 4,109,000    18,165,290 $   0.23 $  28,670,000   22,621,778 $   1.27
                                                 ===========    ========== ======== =============   ========== ========

8.   VESSEL ACQUISITIONS AND DISPOSITIONS --

On April 19, 2000, the Company completed the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). Assets indirectly acquired in the acquisition included Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets, for an aggregate purchase price valued at approximately (pound)23,000,000 ($36,400,000 based on exchange rates in effect on April 19, 2000 and SEACOR's stock price during a period preceding such date). Boston Putford's SBSV fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consisted of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consisted of (pound)14,200,000 in cash ($22,500,000 based on exchange rates in effect on April 19, 2000), 125,423 shares of Common Stock (after adjustment for the stock split), a (pound)5,000,000 five year, fixed coupon note, and a (pound)2,500,000 five year, fixed coupon note, which is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined had an estimated value of (pound)6,200,000 ($9,800,000 based on exchange rates in effect on April 19, 2000).

In the nine-month period ended September 30, 2000, shipyards completed construction and delivered to the Company an anchor handling towing supply and crew vessel and 23 inland river covered hopper barges and 3 bareboat chartered-in towing supply vessels were acquired. As of September 30, 2000, payment of the purchase price for 2 of the towing supply vessels, approximating $14,800,000, has been deferred until termination of existing charter-in arrangements and the obligation has been reported in Other Current Liabilities of the accompanying Condensed Consolidated Balance Sheet.

In the nine-month period ended September 30, 2000, the Company sold 14 offshore marine vessels. Gains from those sales and the disposition of other equipment totaled $6,932,000. Proceeds from the sale of certain of the vessels were deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels.

9.   SEGMENT DATA --

The Company aggregates its business activities into three primary operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms. The marine segment also offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment conducted its business affairs through Chiles Offshore LLC ("Chiles"), an entity in which the Company owned a majority ownership interest until its conversion into a corporation (with Chiles renamed "Chiles Offshore Inc.") and completion of its initial public offering on September 22, 2000. Chiles' business purpose is to own and operate offshore drilling rigs. Since inception in 1997 and until July 1999, Chiles operated as a development stage company, devoting substantially all its efforts to constructing two mobile offshore drilling rigs, raising capital, and securing contracts for the rigs. The first rig, the Chiles Columbus, entered service in June 1999 and the second rig, the Chiles Magellan, entered service in November 1999. In April 2000, Chiles commenced operation of a bareboat chartered-in ultra-premium jackup drilling rig, the Tonala. Effective September 22, 2000, the Company no longer consolidates the operating results of Chiles. See additional discussion in Note 10.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and includes net gains from the sale of equipment and equity in the earnings (losses) of 50% or less owned companies but excludes minority interest in income (losses) of subsidiaries, interest income and expense, gains (losses) from the sale of marketable securities, derivative income (losses), corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations net of corporate expenses and certain other income and expense items. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The table presented below sets forth operating revenues and profits by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                                 Marine   Environmental   Drilling      Other        Total
                                                                --------- -------------- ----------- ------------ ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
  External Customers..................................         $   72,320   $      6,200 $    14,724 $        308a$     93,552
  Intersegment........................................                 76              -           -          (76)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total.............................................         $   72,396   $      6,200 $    14,724 $        232 $     93,552
                                                                ========= ============== =========== ============ ============
Operating Profit......................................         $    6,721   $        731 $     5,885 $         73 $     13,410
Gain from Equipment Sales, net........................              1,821              3           -            -        1,824
Equity in Earnings (Losses) of 50% or Less Owned Companies         (2,074)           135          74       (1,166)      (3,031)
Minority Interest in Income of Subsidiaries...........                  -              -           -       (2,093)      (2,093)
Interest Income.......................................                  -              -           -        4,273        4,273
Interest Expense......................................                  -              -           -       (6,792)      (6,792)
Derivative Income, net................................                  -              -           -        6,696        6,696
Gain from Sale of Marketable Securities, net..........                  -              -           -        2,057        2,057
Gain Upon Sale of Shares of Chiles....................                  -              -           -        4,023        4,023
Corporate Expenses....................................                  -              -           -       (1,370)      (1,370)
Income Taxes.........................................                   -              -           -       (7,506)      (7,506)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $    6,468  $         869 $     5,959 $     (1,805)$     11,491
==============================================================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
  External Customers.................................          $   63,865  $       5,679 $     2,350 $          - $     71,894
  Intersegment.......................................                 117             45           -         (162)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total............................................          $   63,982  $       5,724 $     2,350 $       (162)$     71,894
                                                                ========= ============== =========== ============ ============
Operating Profit (Loss)...............................         $   10,761   $      1,316 $      (573)$        (55)$     11,449
Gain from Equipment Sales, net........................                848              4           -            -          852
Equity in Earnings (Losses) of 50% or Less Owned Companies            652            279           -       (1,067)        (136)
Minority Interest in Loss of Subsidiaries.............                  -              -           -          197          197
Interest Income.......................................                  -              -           -        4,201        4,201
Interest Expense......................................                  -              -           -       (4,690)      (4,690)
Derivative Loss, net..................................                  -              -           -         (943)        (943)
Gain from Sale of Marketable Securities, net..........                  -              -           -          261          261
Corporate Expenses....................................                  -              -           -       (1,246)      (1,246)
Income Taxes..........................................                  -              -           -       (5,836)      (5,836)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $   12,261   $      1,599 $      (573)$     (9,178)$      4,109
==============================================================================================================================
                                                                 Marine   Environmental   Drilling      Other        Total
                                                                --------- -------------- ----------- ------------ ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
  External Customers..................................         $  196,828  $      17,125 $    37,379 $        308a$    251,640
  Intersegment........................................                287              -           -         (287)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total.............................................         $  197,115  $      17,125 $    37,379 $         21 $    251,640
                                                                ========= ============== =========== ============ ============
Operating Profit......................................         $   19,292   $      1,573 $    14,615 $         70 $     35,550
Gain from Equipment Sales, net........................              6,923              9           -            -        6,932
Equity in Earnings (Losses) of 50% or Less Owned Companies           (703)           405          74       (3,982)      (4,206)
Minority Interest in Income of Subsidiaries...........                  -              -           -       (3,303)      (3,303)
Interest Income.......................................                  -              -           -       12,394       12,394
Interest Expense......................................                  -              -           -      (21,146)     (21,146)
Derivative Income, net................................                  -              -           -        5,617        5,617
Gain from Sale of Marketable Securities, net..........                  -              -           -        4,408        4,408
Gain Upon Sale of Shares of Chiles....................                  -              -           -        4,023        4,023
Corporate Expenses....................................                  -              -           -       (4,124)      (4,124)
Income Taxes..........................................                  -              -           -      (13,134)     (13,134)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $   25,512   $      1,987 $    14,689 $    (19,177)$     23,011
==============================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
  External Customers.................................          $ 198,073  $       16,201 $     2,878 $        938 $    218,090
  Intersegment.......................................                117             151           -         (268)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total............................................          $ 198,190  $       16,352 $     2,878 $        670 $    218,090
                                                                ========= ============== =========== ============ ============
Operating Profit (Loss)...............................         $ 37,710   $        3,434 $    (1,114)$          3 $     40,033
Gain from Equipment Sales, net........................            1,802                5          -             -        1,807
Equity in Earnings (Losses) of 50% or Less Owned Companies        2,861              691          -        (1,562)       1,990
Minority Interest in Income of Subsidiaries...........                -                -          -           (78)         (78)
Interest Income.......................................                -                -          -        15,646       15,646
Interest Expense......................................                -                -          -       (15,906)     (15,906)
Derivative Loss, net..................................                -                -          -          (877)        (877)
Loss from Sale of Marketable Securities, net..........                -                -          -          (479)        (479)
Corporate Expenses....................................                -                -          -        (3,297)      (3,297)
Income Taxes..........................................                -                -          -       (15,234)     (15,234)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $ 42,373   $        4,130 $    (1,114)$    (21,784)$     23,605
==============================================================================================================================

(a) Revenues below quantitative thresholds for determining reportable operating segments are attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

10. RECENT CHILES DEVELOPMENTS --

On September 22, 2000, Chiles converted from a limited liability company to a corporation and completed its initial public offering of 8,970,000 shares of its common stock (the "Chiles IPO") at $19.00 per share, and Chiles now has 17,687,241 shares of common stock outstanding. Proceeds from the Chiles IPO, net of offering costs, approximated $156,900,000. Chiles used $99,000,000 of the offering proceeds to repurchase and retire outstanding indebtedness consisting of approximately $95,000,000 principal amount of its 10% Senior Notes due 2008 (the "Chiles 10% Notes") plus accrued interest. Chiles also used approximately $7,000,000 to repay outstanding indebtedness under its bank facility.

As a consequence of the Chiles IPO, the Company's ownership interest in Chiles was reduced from 55.4% to 27.3% and the Company owns 4,831,401 shares of common stock of Chiles. With less than 50% ownership interest, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method. In the third quarter, the Company recognized a gain upon the sale of common stock of Chiles of $4,023,000, representing the difference between the Company's underlying interest in the net book value of Chiles immediately following the Chiles IPO and its pre-IPO carrying value. As a result of Chiles' redemption of the Chiles 10% Notes, certain swap agreements with respect to the Chiles 10% Notes, to which the Company was a party, were terminated and the Company recognized derivative income of $6,634,000.

On April 6, 2000, Chiles entered into an agreement with Singapore shipyard Keppel FELS Limited ("Keppel") to build a KFELS MOD V "B" design, cantilevered jackup drilling rig (the "Chiles Discovery"). Construction cost is estimated not to exceed $110,000,000, including equipment furnished by the owner. The KFELS MOD V "B" is a proprietary design owned by Keppel that has been modeled on the MOD V "harsh-environment" jackups. It will be delivered with a leg length between 475 and 545 feet. Upon contracting for the construction of the Chiles Discovery, Chiles signed a commitment letter with a non-U.S. based lender that is affiliated with Keppel, to provide a maximum of $82,000,000 of floating rate debt to partially fund the Chiles Discovery's construction. Chiles expects to enter into a definitive loan agreement in the fourth quarter of 2000.

Chiles has also executed an option agreement with Keppel to construct three additional rigs. In October 2000, Chiles exercised the first of the construction options to build a rig of similar design to the Chiles Discovery (the "New Option Rig"), at a cost estimated not to exceed $112,000,000. Chiles expects to finance the New Option Rig's construction costs with proceeds from the Chiles IPO and debt financing raised under a U.S. Maritime Administration ("Marad") guarantee. Chiles has received a commitment letter from Marad for its guarantee, which would secure up to $81,000,000 of construction and term financing for the New Option Rig. Upon delivery of the New Option Rig, Chiles will be required to pay a commission to the Company of approximately $1,000,000.

On July 20, 2000, Chiles entered into an agreement with Perforadora Central, S.A. de C.V. of Mexico, to acquire all of the equity in an entity that will own the Tonala, which has been operated by Chiles under a bareboat charter since the rig entered service in April 2000. Under the terms of the agreement, Chiles will issue 2,679,723 shares of its common stock and assume approximately $64,500,000 of the seller's debt, which is guaranteed by Marad. The agreement is subject to, among other things, the consent and approval by Marad regarding the terms of the assumption of the debt. Chiles expects the acquisition to close in the second quarter of 2001. As a consequence of this transaction, the Company's ownership interest in Chiles would be reduced to approximately 24%.

Chiles has received a commitment for a new $120,000,000 bank facility (the "New Chiles Bank Facility"), which would replace its existing $40,000,000 bank facility. Chiles expects to enter into a definitive credit agreement for the New Chiles Bank Facility in the fourth quarter of this year. The New Chiles Bank Facility will be secured by ship mortgages on the Chiles Columbus and the Chiles Magellan and may, subject to restriction on availability under such facility, contain assignments of the New Option Rig's construction contract and related agreements.

11.  COMMITMENTS AND CONTINGENCIES --

As of September 30, 2000, the Company was committed to the construction of nine crew vessels for an approximate aggregate cost of $39,820,000, of which $7,956,000 has been expended. These offshore marine vessels are scheduled for delivery during the next two years.

At December 31, 1999, joint venture corporations in which the Company owns a 50% equity interest were committed to the construction of two Handymax Dry-Bulk ships. During the third quarter of 2000, one of the two construction contracts was sold. A joint venture of the Company remains committed to the construction of the remaining ship for an approximate cost of $18,500,000, 75% of which is expected to be financed from external sources. The ship is expected to enter service in 2001.

12.  SUBSEQUENT EVENTS --

Following quarter end, the Company acquired three anchor handling towing supply vessels for aggregate cash consideration of $10,200,000 and committed to the construction of a towing supply vessel for an aggregate cost of $11,000,000.

On October 17, 2000, the Company purchased from Anchor Handlers of America, Inc., a wholly owned subsidiary of SEACOR's joint venture partner in Mexico, Transportacion Maritima Mexicana S.A. de C.V., its 25% minority interest in Seacor Vision LLC for $4,200,000 of consideration. The Seacor Vision LLC owns and operates a U.S. based anchor handling towing supply vessel constructed in 1997.

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

Operating revenues are affected primarily by the number of vessels owned and bareboat and time chartered-in as well as rates per day worked and utilization of the Company's fleet.

Rates per day worked and utilization of the Company's fleet are a function of supply and demand in the marine vessel market, which are closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by historical and projected trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. The table below sets forth rates per day worked and utilization data for the Company during the periods indicated.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ----------------------- ------------------------
                                                     2000        1999        2000         1999
                                                  ----------- ----------- ------------ -----------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply...................        5,016       5,130       4,841        5,655
   Anchor Handling Towing Supply..............       10,787      12,011      11,161       11,989
   Crew.......................................        2,687       2,455       2,578        2,511
   Standby Safety.............................        5,317       5,677       5,421        6,055
   Utility and Line Handling..................        1,617       1,632       1,635        1,706
   Geophysical, Freight, and Other............        5,481       5,880       5,715        5,488
      Overall Fleet...........................        3,819       3,869       3,715        4,022
OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...................         82.4        67.1        70.4         70.6
   Anchor Handling Towing Supply..............         74.7        80.0        69.3         76.5
   Crew.......................................         93.8        84.6        94.0         80.2
   Standby Safety.............................         86.0        76.3        76.0         79.3
   Utility and Line Handling..................         62.4        66.5        58.6         67.9
   Geophysical, Freight, and Other............         57.9        50.0        47.1         57.5
      Overall Fleet...........................         79.8        73.8        74.6         73.6


         ----------------------
            (1) Rates per Day Worked is the ratio of total charter revenue to the total number of vessel days worked. For any group of vessels with respect to any period, utilization is the ratio of aggregate number of days worked to total calendar days available during such period. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.
            (2) Revenues for certain of the Company's vessels, primarily its standby safety vessels, are earned in foreign currencies, primarily British pounds sterling, and have been converted to U.S. dollars at the weighted average exchange rate in the periods indicated.

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

From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are earned at similar rates. However, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At September 30, 2000 and 1999, the Company had 19 and 13 vessels, respectively, bareboat chartered-out, which included 13 and 6, respectively, chartered to its joint ventures, entities affiliated with its joint venture operations, or its environmental service segment.

The table below sets forth the Company's marine fleet structure at the dates indicated:

                                                      AT SEPTEMBER 30,
                                              ---------------------------------
                     FLEET STRUCTURE               2000              1999
-----------------------------------------     ---------------   ---------------
Owned....................................          230(1)            221
Bareboat and Time Chartered-In...........           22                29
Managed..................................            5                 1
Joint Venture Vessels (2)................           41                37
Pool Vessels (3).........................            9                 9
                                              ---------------   ---------------
    Overall Fleet........................          307               297
                                              ===============   ===============

-----------------------
(1) Includes two North Sea standby safety vessels that have been removed from service and are being held for sale.
(2) 2000 and 1999 include 18 and 14 vessels, respectively owned or chartered-in from external sources by a joint venture between Transportacion Maritima Mexicana S.A. de C.V. and the Company (the "TMM Joint Venture"). 2000 and 1999 includes 15 and 17 vessels, respectively, owned by corporations in which the Company acquired an equity interest pursuant to a transaction with Smit Internationale N.V. in December 1996 (the "Smit Joint Ventures"). 2000 and 1999 also include 8 and 6 vessels, respectively, operated by other joint venture businesses.
(3) 2000 and 1999 include five vessels owned by Toisa Ltd. that participate in a pool with Company owned North Sea standby safety vessels. Additionally, 2000 and 1999 include four standby safety vessels in which the Company shares net operating profits after certain adjustments with the vessel owners (the "Avian Fleet Pool").

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

A portion of the Company's revenues and expenses, primarily relating to the Company's North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 36% and 41% for the nine-month periods ended September 30, 2000 and 1999, respectively. Foreign operating revenues declined between comparable nine-month periods due primarily to reduced rates per day worked and utilization.

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or nine-month period or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the nine-month periods ended September 30, 2000 and 1999, drydocking costs totaled $5.9 million and $4.7 million, respectively. During those same periods, the Company completed the drydocking of 61 and 67 marine vessels, respectively.

Operating results were also affected by the Company's participation in: (i) a joint venture arrangement with Vector Offshore Limited ("VOL"), a U.K. corporation (the "Veesea Joint Venture") that operated 11 standby safety vessels in the North Sea until the second quarter of 2000, (ii) the SEAVEC and Avian Fleet Pools, which coordinated the marketing of 20 standby safety vessels in the North Sea at September 30, 2000, of which 11 were owned by the Company; (iii) the TMM Joint Venture, which operated 25 vessels in Mexico, including 7 bareboat chartered-in from the Company, at September 30, 2000; (iv) the Smit Joint Ventures, which operated 15 vessels in the Far East, Latin America, the Middle East, and the Mediterranean at September 30, 2000; (v) the Vision Joint Venture, a majority owned subsidiary which owned and operated 1 anchor handling towing supply vessel in the U.S. Gulf of Mexico at September 30, 2000; (vi) the Logistics Joint Venture, which provided shorebase, marine transport, and other supply chain management services; and (vii) other joint ventures which operated 8 vessels in Latin America, the Mediterranean, the North Sea, and the Pacific Rim.

On April 19, 2000, the Company completed the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). Assets indirectly acquired in the acquisition included Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets for an aggregate purchase price valued at approximately (pound)23.0 million ($36.4 million based on exchange rates in effect on April 19, 2000 and SEACOR's stock price during a period preceding such date). Boston Putford's SBSV fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consisted of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consisted of (pound)14.2 million in cash ($22.5 million based on exchange rates in effect on April 19, 2000), 125,423 shares of SEACOR's common stock, par value $.01 per share ("Common Stock") (after adjustment for the stock split), a (pound)5.0 million five year, fixed coupon note, and a (pound)2.5 million five year, fixed coupon note, which is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined have an estimated value of (pound)6.2 million ($9.8 million based on exchange rates in effect on April 19, 2000).

During April 2000, the Company completed the purchase of the majority of VOL's equity interest in the Veesea Joint Venture. Management of the Veesea Joint Venture's 11 North Sea standby safety vessels and the SEAVEC Pool has been consolidated with the operations of Boston Putford. In October 2000, the Company also acquired all of the ownership interest of its minority partner in the Vision Joint Venture.

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

Improvements in oil prices have caused increased drilling activity and demand for drilling rigs. The improvement in oil prices follows a period of extremely low commodity prices during 1998 and early 1999 that resulted from an oil surplus. Management believes that higher commodity prices will likely further increase exploration and development by the oil companies both in the U.S. and foreign markets that would lead to improved drilling rig and offshore support vessel utilization. Demand and rates per day worked for offshore support vessels will also be influenced by an increase in supply resulting from the recent construction of offshore support vessels and the return of laid-up vessels to operations.

ENVIRONMENTAL SERVICES

The Company's environmental service business provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include availability of a staff to supervise response to an oil spill emergency and the maintenance of specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with the Oil Pollution Act of 1990, as amended, and various state regulations. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance, and provide trained personnel for deploying equipment in a spill response.

Pursuant to retainer agreements entered into with the Company, certain vessel owners pay in advance to the Company an annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain vessel and facility owners pay a fixed fee, or a fee based on volume of petroleum product transported, for the Company's retainer services and such fee is recognized ratably throughout the year. The Company's retainer agreements with vessel owners generally range from one to three years, while retainer arrangements with facility owners are as long as ten years.

Spill response revenue is dependent on the magnitude of each spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment and materials, (ii) direct charges to the Company for equipment and materials, (iii) participation interests of others in gross profits from oil spill response, and (iv) training and exercises related to spill response preparedness.

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

Operating results are also affected by the Company's participation in the Clean Pacific Alliance ("CPA"), a joint venture with Crowley Marine Services that operates on the West Coast of the United States. In November 2000, a retainer service contract expires with CPA's principal customer. At present, the Company is discussing with this customer the opportunity to provide services similar to those provided by CPA for one year following expiration of the existing contract. CPA will be dissolved effective December 1, 2000.

DRILLING SERVICES

From its inception in 1997 and until September 22, 2000, the Company consolidated the business activities of drilling rig operator Chiles Offshore LLC ("Chiles") due to its majority ownership interest. On September 22, 2000, Chiles completed its initial public offering of common stock (the "Chiles IPO"). As a consequence of the Chiles IPO, the Company's ownership interest in Chiles was reduced from 55.4% to 27.3%. Because its ownership interest has declined below 50%, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method.

Chiles operated as a development stage company from its inception and until July 1999, devoting substantially all its efforts constructing two mobile offshore drilling rigs (the "Rigs"), raising capital, and securing contracts for the Rigs. In 1997, Chiles commenced construction of two ultra-premium jackup mobile offshore drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively.

During November 1999, Chiles entered into a bareboat charter-in agreement for an ultra-premium jackup mobile offshore drilling rig, the Tonala, which is similar in class to the Rigs. In April 2000, the Tonala commenced operations. On July 20, 2000, Chiles entered into an agreement with Perforadora Central, S.A. de C.V. of Mexico, to acquire all of the equity in an entity that will own the Tonala. Under the terms of the agreement, Chiles will issue 2,679,723 shares of its common stock and assume approximately $64.5 million of the seller's debt, which is guaranteed by the U.S. Maritime Administration ("Marad"). The agreement is subject to, among other things, the consent and approval by Marad regarding the terms of the assumption of the debt. Chiles expects the acquisition to close in the second quarter of 2001. As a consequence of this transaction, the Company's ownership interest in Chiles would be further reduced to approximately 24%.

Operating revenues earned by Chiles are primarily a function of the number of rigs it operates and rates per day worked and utilization of its rig fleet. Rates per day worked and utilization are largely dependent upon the capital expenditure programs of oil and gas companies, which are dependent upon the prevailing and expected levels of oil and gas prices and the other factors.

Operating expenses are primarily a function of fleet size and utilization. The most significant variable operating expenses are compensation and related personnel expenses, maintenance and repairs, insurance, supplies and charter hire. Fixed charges include depreciation of rigs and other property and equipment.

Chiles' business is influenced by the various economic and political factors that also affect the offshore marine service business as discussed above. Due to Chiles' initial focus on the Gulf of Mexico, its business and operations are and will continue to be particularly dependent upon the condition of the oil and natural gas industry and on the exploration and production expenditures of oil and gas companies operating in the Gulf of Mexico. The offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. Sustained weak commodity prices, economic problems in countries outside the United States, and a number of other factors beyond Chiles' control could curtail spending by oil and gas companies. Chiles cannot predict whether or not current market conditions will continue at favorable levels and, if so, to what extent.

Net proceeds from the Chiles IPO approximated $156.9 million. Chiles used $99.0 million of the offering proceeds to repurchase and retire outstanding indebtedness, consisting of approximately $95.0 million principal amount of its 10% Senior Notes due 2008 (the "Chiles 10% Notes") plus accrued interest. Chiles also used approximately $7.0 million to repay outstanding indebtedness due under its bank facility.

On April 6, 2000, Chiles entered into an agreement with Singapore shipyard Keppel FELS Limited ("Keppel") to build a KFELS MOD V "B" design, cantilevered jackup drilling rig (the "Chiles Discovery"). Construction cost is estimated not to exceed $110.0 million, including equipment furnished by the owner. The KFELS MOD V "B" is a proprietary design owned by Keppel that has been modeled on the MOD V "harsh-environment" jackups. It will be delivered with a leg length between 475 and 545 feet. Upon contracting for the construction of the Chiles Discovery, Chiles signed a commitment letter with a non-U.S. based lender that is affiliated with Keppel, to provide a maximum of $82.0 million of floating rate debt to partially fund the Chiles Discovery's construction. Chiles expects to enter into a definitive loan agreement in the fourth quarter of 2000.

Chiles has also executed an option agreement with Keppel to construct three additional rigs. In October 2000, Chiles exercised the first of the construction options to build a rig of similar design to the Chiles Discovery (the "New Option Rig"), at a cost estimated not to exceed $112.0 million. Chiles expects to finance the New Option Rig's construction costs with proceeds from the Chiles IPO and debt financing raised under a Marad guarantee. Chiles has received a commitment letter from Marad for its guarantee, which would secure up to $81.0 million of construction and term financing for the New Option Rig. Upon delivery of the New Option Rig, Chiles will be required to pay a commission to the Company of approximately $1.0 million.

Chiles has received a commitment for a new $120.0 million bank facility (the "New Chiles Bank Facility"), which would replace its existing $40.0 million bank facility. Chiles expects to enter into a definitive credit agreement for the New

Chiles Bank Facility in the fourth quarter of this year. The New Chiles Bank Facility will be secured by ship mortgages on the Chiles Columbus and the Chiles Magellan and may, subject to restriction on availability under such facility, contain assignments of the New Option Rig's construction contract and related agreements.

OTHER INVESTMENTS

In 1998, the Company acquired an interest in the predecessor of Globe Wireless, LLC ("Globe Wireless") and now owns approximately 38% of its voting Units. Globe Wireless is a provider of advanced marine telecommunication services using satellite and high frequency radio technologies. It owns and operates a worldwide network of high frequency radio stations to offer email, data transfer, and telex services to ships at a much lower cost than competing satellite services. The Company believes that Globe Wireless offers the only such service combining radio, satellite, and Internet communications to the maritime community.

In the third quarter of 2000, the Company made a $6.0 million investment to acquire 23 inland river covered hopper barges used in the Mississippi River System. The Company intends to pursue additional opportunities related to the inland river barge industry.

In addition, the Company, from time to time, makes investments in other related businesses.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                                 Marine   Environmental   Drilling      Other        Total
                                                                --------- -------------- ----------- ------------ ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
  External Customers..................................         $   72,320 $        6,200 $    14,724 $        308a$     93,552
  Intersegment........................................                 76              -           -          (76)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total.............................................         $   72,396 $        6,200 $    14,724 $        232 $     93,552
                                                                ========= ============== =========== ============ ============
Operating Profit......................................         $    6,721 $          731 $     5,885 $         73 $     13,410
Gain from Equipment Sales, net........................              1,821              3           -            -        1,824
Equity in Earnings (Losses) of 50% or Less Owned
Companies.............................................             (2,074)           135          74       (1,166)      (3,031)
Minority Interest in Income of Subsidiaries...........                  -              -           -       (2,093)      (2,093)
Interest Expense, net.................................                  -              -           -       (2,519)      (2,519)
Derivative Income, net................................                  -              -           -        6,696        6,696
Gain from Sale of Marketable Securities, net..........                  -              -           -        2,057        2,057
Gain Upon Sale of Shares of Chiles....................                  -              -           -        4,023        4,023
Corporate Expenses....................................                  -              -           -       (1,370)      (1,370)
Income Taxes..........................................                  -              -           -       (7,506)      (7,506)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $    6,468 $          869 $     5,959 $     (1,805)$     11,491
==============================================================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
  External Customers.................................          $   63,865 $        5,679 $     2,350 $          - $     71,894
  Intersegment.......................................                 117             45           -         (162)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total............................................          $   63,982 $        5,724 $     2,350 $       (162)$     71,894
                                                                ========= ============== =========== ============ ============
Operating Profit (Loss)...............................         $   10,761 $        1,316 $      (573)$        (55)$     11,449
Gain from Equipment Sales, net........................                848              4           -            -          852
Equity in Earnings (Losses) of 50% or Less Owned
Companies.............................................                652            279           -       (1,067)        (136)
Minority Interest in Loss of Subsidiaries.............                  -              -           -          197          197
Interest Expense, net.................................                  -              -           -         (489)        (489)
Derivative Loss, net..................................                  -              -           -         (943)        (943)
Gain from Sale of Marketable Securities, net..........                  -              -           -          261          261
Corporate Expenses....................................                  -              -           -       (1,246)      (1,246)
Income Taxes..........................................                  -              -           -       (5,836)      (5,836)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $   12,261 $        1,599 $      (573)$     (9,178)$      4,109
==============================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
  External Customers..................................         $  196,828 $       17,125 $    37,379 $        308a$    251,640
  Intersegment........................................                287              -           -         (287)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total.............................................         $  197,115 $       17,125 $    37,379 $         21 $    251,640
                                                                ========= ============== =========== ============ ============
Operating Profit......................................         $   19,292 $        1,573 $    14,615 $         70 $     35,550
Gain from Equipment Sales, net........................              6,923              9           -            -        6,932
Equity in Earnings (Losses) of 50% or Less Owned
Companies.............................................               (703)           405          74       (3,982)      (4,206)
Minority Interest in Income of Subsidiaries...........                  -              -           -       (3,303)      (3,303)
Interest Expense, net.................................                  -              -           -       (8,752)      (8,752)
Derivative Income, net................................                  -              -           -        5,617        5,617
Gain from Sale of Marketable Securities, net..........                  -              -           -        4,408        4,408
Gain Upon Sale of Shares of Chiles....................                  -              -           -        4,023        4,023
Corporate Expenses....................................                  -              -           -       (4,124)      (4,124)
Income Taxes..........................................                  -              -           -      (13,134)     (13,134)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $   25,512 $        1,987 $    14,689 $    (19,177)$     23,011
==============================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
Operating Revenues -
  External Customers..................................         $  198,073 $       16,201 $     2,878 $        938 $    218,090
  Intersegment........................................                117            151           -         (268)           -
                                                                --------- -------------- ----------- ------------ ------------
    Total.............................................         $  198,190 $       16,352 $     2,878 $        670 $    218,090
                                                                ========= ============== =========== ============ ============
Operating Profit (Loss)...............................         $   37,710 $        3,434 $    (1,114)$          3 $     40,033
Gain from Equipment Sales, net........................              1,802              5           -            -        1,807
Equity in Earnings (Losses) of 50% or Less Owned
Companies.............................................              2,861            691           -       (1,562)       1,990
Minority Interest in Income of Subsidiaries...........                  -              -           -          (78)         (78)
Interest Expense, net.................................                  -              -           -         (260)        (260)
Derivative Loss, net..................................                  -              -           -         (877)        (877)
Loss from Sale of Marketable Securities, net..........                  -              -           -         (479)        (479)
Corporate Expenses....................................                  -              -           -       (3,297)      (3,297)
Income Taxes..........................................                  -              -           -      (15,234)     (15,234)
                                                                --------- -------------- ----------- ------------ ------------
  Income (Loss) before Extraordinary Item.............         $   42,373 $        4,130 $    (1,114)$    (21,784)$     23,605
==============================================================================================================================

(a) Revenues below quantitative thresholds for determining reportable operating segments are attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine service segment's operating revenues increased $8.4 million, or 13%, in the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 and decreased $1.1 million, or 0.5%, in the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999. Operating revenues rose in the three and nine-month periods ended September 30, 2000 due primarily to the acquisition of the Boston Putford standby safety vessel fleet, the consolidation of Energy Logistics, Inc. and its subsidiaries' ("ELI") financial results with those of the Company, and the entry into service of vessels both constructed for and chartered-in by the Company. These increases were offset by a decline in operating revenues between comparable three and nine-month periods due primarily to lower utilization and rates per day worked, the sale of vessels, and an increase in the number of vessels bareboat chartered-out.

The construction, acquisition, and bareboat charter-in of 17 standby safety (the Boston Putford fleet), 5 crew, 3 anchor handling towing supply, 3 supply/towing supply, and 1 utility vessel resulted in a $9.6 million and $24.0 million increase in operating revenues between comparable three and nine-month periods, respectively.

During December 1999, the Company acquired a majority ownership interest in ELI, a provider of logistics services that include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. From December 1999, the financial condition, results of operations, and cash flows of ELI are reflected in the Company's consolidated financial statements. Prior to that date, the Company reported its interest in ELI as an investment in a 50% or less owned company that was accounted for under the equity method. Operating revenues rose by $3.6 million and $9.5 million in the three and nine-month periods ended September 30, 2000, respectively, due to the consolidation of ELI with the Company.

Lower utilization resulted in operating revenue declines of approximately $0.4 million and $10.6 million between comparable quarters and nine-month periods, respectively. These declines resulted primarily from reduced demand for U.S. anchor handling towing supply and utility, North Sea standby safety, and Other Foreign supply/towing supply vessels and the removal from service, in the third quarter of 2000, two U.S. anchor handling towing supply vessels that required emergency repairs. Revenues additionally declined between comparable nine-month periods due to reduced demand for West African and North Sea supply/towing supply vessels. These declines were offset by an improvement in the utilization of the Company's U.S. crew and supply/towing supply and Other Foreign anchor handling towing supply fleets.

Lower rates per day worked resulted in operating revenue declines of approximately $0.2 million and $12.6 million between comparable quarters and nine-month periods, respectively. Rates declined in the U.S. and West African anchor handling towing supply and the North Sea standby safety and supply/towing supply fleets. Revenues additionally declined between comparable nine-month periods due to lower rates in the U.S. utility, West African supply/towing supply, and Other Foreign anchor handling towing supply and supply/towing supply fleets. These declines were offset by an improvement in rates per day worked earned by the Company's U.S. crew and supply/towing supply fleets.

The sale and charter-in cancellation of 7 utility, 6 anchor handling towing supply, 5 crew, and 4 supply/towing supply vessels resulted in a $3.3 million and $8.2 million decline in operating revenues between comparable three and nine-month periods, respectively. Operating revenues also declined $1.3 million and $3.6 million between comparable three and nine-month periods, respectively, as certain vessels previously operated by the Company have been bareboat chartered-out.

From the second to third quarter of 2000, utilization of the Company's U.S. and foreign fleets increased 5% to 81.5% and 16% to 75.4%, respectively. Rates per day worked also rose 5% to $3,220 in the U.S. and remained essentially unchanged in foreign markets at $5,456. A 20% increase in the utilization of the Company's U.S. and foreign supply/towing supply fleets and a 7% increase in rates per day worked of the Company's domestic crew fleet significantly improved operating revenue results. Utilization rose for all vessel classes in the Company's worldwide fleet, with the exception of anchor handling towing supply and crew vessels operating in West Africa and crew vessels operating in Other Foreign regions. In the U.S., rates per day worked rose for supply/towing supply and crew vessels, remained essentially unchanged for utility vessels, and declined for anchor handling towing supply and project vessels. In foreign markets, rates per day worked declined for supply/towing supply and standby safety vessels but rose for anchor handling towing supply and crew vessels.

OPERATING PROFIT. The Company's offshore marine segment's operating profit declined $4.0 million, or 38%, and $18.4 million, or 49%, in the three and nine-month periods ended September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999 due primarily to those factors adversely affecting operating revenues as outlined above. Operating profits also declined due to higher operating expenses. Emergency repair costs were incurred on 2 large anchor handling towing supply vessels. Drydock expenses were incurred to return 4 laid-up vessels to active service. Nine-month results additionally included higher insurance deductible costs under policies that provide hull and machinery and protection and indemnification coverage to the Company. Deductible expenses associated with damage to machinery and equipment aboard anchor handling towing supply vessels and personal injury claims aboard crew vessels increased between periods. At September 30, 2000, the Company had 30 vessels out of service, including 22 that require drydocking prior to re-entering operations. The removal of vessels from service resulted primarily from weak demand and low rates per day worked for the Company's U.S. Gulf of Mexico utility fleet. In September 2000, the Company increased wages paid to seaman working domestically in response to competition for qualified personnel.

GAINS FROM EQUIPMENT SALES, NET. Net gains from equipment sales increased $1.0 million and $5.1 million in the three and nine-month periods ended September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999. 8 utility, 5 supply/towing supply, and 1 crew vessel were sold in 2000; whereas, 10 crew, 1 anchor handling towing supply, and 1 utility vessel were sold in 1999. In 1999, the Company deferred the recognition of certain gains realized from the sale of 5 crew vessels that were subsequently leased-back; no sale and leaseback transactions occurred in 2000. Deferred sale and leaseback gains are being amortized to income as reductions in rental expense over the lease terms.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses were $2.1 million and $0.7 million in the three and nine-month periods ended September 30, 2000; whereas, equity earnings were $0.7 million and $2.9 million in the three and nine-month periods ended September 30, 1999. Joint venture operating results declined between comparable periods due primarily to reduced profits of the TMM Joint Venture and the SMIT Joint Ventures. Reduced profits of the TMM Joint Venture resulted primarily from an increase in reserves for doubtful accounts receivable and estimated income tax expenses recorded in prior periods. Lower rates per day worked also contributed to the reduced profits of the TMM Joint Venture. A vessel sale and the termination of one chartered-in vessel by the SMIT Joint Ventures also resulted in reduced profits.

ENVIRONMENTAL SERVICES

OPERATING REVENUES. The environmental business segment's operating revenues increased $0.5 million, or 8%, and $0.8 million, or 5%, in the three and nine-month periods ended September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999 due primarily to an increase in the number and severity of oil spills managed by the Company that was partially offset by a decline in retainer revenues.

OPERATING PROFIT. The environmental business segment's operating profit decreased $0.6 million, or 44%, and $1.9 million, or 55%, in the three and nine-month periods ended September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999. Operating expenses rose between comparable three and nine-month periods due to the addition of a marine operating base in St. Croix and higher drydocking expenses. The expansion of operations in the Caribbean was pursuant to a 10-year contract with a major customer. Operating results also fell due to a decline in profits from retainer services.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.1 million, or 52%, and $0.3 million, or 42%, in the three and nine-month periods ended September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999 due primarily to a decrease in the severity of oil spills managed by CPA.

DRILLING SERVICES

OPERATING REVENUES. The drilling business segment's operating revenues increased $12.4 million and $34.5 million in the three and nine-month periods ended

September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999. The Chiles Columbus was placed in service during June 1999 and the Chiles Magellan was placed in service during November 1999. Prior to such time, and since its inception, Chiles had not engaged in operations other than managing construction of the Rigs and related matters. Revenues also increased due to the commencement of operations in April 2000 of the Tonala and improvement in rates per day worked.

OPERATING PROFIT. In the three and nine-month periods ended September 30, 2000, the drilling business segment's operating profits were $5.9 million and $14.6 million, respectively; whereas, in comparable three and nine-month periods of the prior year, the drilling business segment incurred operating losses of $0.5 million and $1.1 million, respectively. The improvement in operating results between years was due primarily to the factors affecting operating revenues as outlined above.

On September 22, 2000, Chiles completed its initial public offering of common stock. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles was reduced from 55.4% to 27.3%. Because its ownership interest in Chiles has declined to less than 50%, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method.

OTHER

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses in the three and nine-month periods ended September 30, 2000 resulted from the Company's recognition of its share of the operating losses of Globe Wireless. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began accounting for its investment in Globe Wireless under the equity method during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe Wireless at cost. Current quarter and nine-month results also reflect $0.4 million and $0.5 million, respectively, of equity interest in the earnings of a bulk carrier joint venture that included a $0.5 million gain from the sale of a Handymax Dry-Bulk ship construction contract.

INTEREST EXPENSE, NET. Net interest expense rose $2.0 million and $8.5 million in the three and nine-month periods ended September 30, 2000, respectively, compared to the three and nine-month periods ended September 30, 1999. Interest expense rose between comparable periods due primarily to a decline in interest capitalized after substantial completion of the Company's offshore marine vessel and rig construction programs in 1999. This increase was partially offset by lower interest expense resulting primarily from a decline in outstanding indebtedness pursuant to the Company's debt repurchase program and entry into swap agreements with respect to the Chiles 10% Notes. A reduction in funds invested in interest bearing securities due primarily to the Company's use of cash for the purchase of property and equipment and Common Stock and retirement of certain indebtedness resulted in a decline in interest income. During the first nine months of 2000 and 1999, the Company capitalized interest of $0.8 million and $8.5 million, respectively, with respect to the construction of rigs and offshore marine vessels.

DERIVATIVE INCOME (LOSS), NET. During the three and nine-month periods ended September 30, 2000, the Company recognized net derivative income of $6.7 million and $5.6 million, respectively; whereas, in each of the three and nine-month periods ended September 30, 1999, the Company recognized a net loss of $0.9 million. In September 2000, Chiles purchased and redeemed substantially all of its then outstanding Chiles 10% Notes with proceeds from the Chiles IPO that resulted in the termination of certain swap agreements entered into by the Company with respect to those Notes, and as a further result, the Company recognized derivative income of $6.6 million. Net derivative losses were also incurred in 2000 and 1999 from commodity price hedging arrangements in which the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeded the contract prices for various natural gas and crude oil positions.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. During the three and nine-month periods ended September 30, 2000, the Company realized net gains of $2.1 million and $4.4 million, respectively; whereas, in the three and nine-month periods ended September 30, 1999, the Company recognized net gains of $0.3 million and net losses of $0.5 million, respectively. In the first nine months of 2000, net gains resulted primarily from the sale of equity securities during periods when the market values were greater than those at the dates of purchase. These gains were partially offset by losses realized from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase. Net gains in the third quarter of 1999 resulted primarily from the sale of equity securities. Net losses in the first nine months of 1999 resulted primarily from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase.

CORPORATE EXPENSES. In the three and nine-month periods ended September 30, 2000 compared to the three and nine-month periods ended September 30, 1999, corporate expenses increased $0.1 million and $0.8 million, respectively, due primarily to an increase in wage and related benefit costs.

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

CASH AND MARKETABLE SECURITIES. Since December 31, 1999, the Company's cash and marketable securities, including unrestricted cash and cash equivalents, restricted cash, and investments in marketable securities, increased by $51.0 million. At September 30, 2000, cash and marketable securities totaled $324.5 million, including $222.2 million of unrestricted cash and cash equivalents, $88.0 million of marketable securities, and $14.3 million of restricted cash. Restricted cash is intended for use in defraying costs to construct offshore marine vessels for the Company. At September 30, 2000, the Company had funded $8.9 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from Marad, the Company expects such amounts to be reimbursed from its restricted cash accounts. See discussion below regarding Cash Generation and Deployment.

STOCK AND DEBT REPURCHASE PROGRAM. In March 2000, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $15.0 million. The securities covered by this repurchase program (the "Stock and Debt Repurchase Program") include Common Stock, the Company's 5 3/8% Convertible Subordinated Notes Due 2006, the Company's 7.2% Senior Notes Due 2009, and the Chiles 10% Notes (collectively, the "SEACOR Securities"). Repurchases of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. In the nine-month period ended September 30, 2000, the Company acquired 154,400 shares of Common Stock (after adjustment for the stock split) and $0.01 million principal amount of the Chiles 10% Notes for an aggregate cost of $4.8 million. At September 30, 2000, the Company had approximately $36.9 million of available authority for the repurchase of additional SEACOR Securities. Due to the decline in the Company's ownership interest of Chiles, resulting from the Chiles IPO, the Chiles 10% Notes will no longer be considered SEACOR Securities.

CAPITAL STRUCTURE. At September 30, 2000, the Company's capital structure was comprised of $378.4 million of long-term debt and $535.4 million of stockholders' equity. Since year end, long-term debt declined due primarily to the deconsolidation of Chiles, Chiles' repayment of $15.0 million borrowed under its bank facility, and the Company's regularly scheduled repayment of outstanding indebtedness. This decline in long-term debt was partially offset by the issuance of fixed coupon notes in connection with the acquisition of Boston Putford. Stockholders' equity rose since year end due primarily to an increase in retained earnings from net income, the issuance of Common Stock from treasury in connection with the acquisition of Boston Putford, and an increase in other comprehensive income that resulted from unrealized gains on available-for-sale securities. These increases were partially offset by a decline resulting from the Company's repurchase of Common Stock.

On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend distributed on June 15, 2000. Shareholders of record as of June 2, 2000 received one additional share of Common Stock for every two shares they owned on that date; 7,137,801 shares were distributed.

CASH GENERATION AND DEPLOYMENT. Cash flow provided from operating activities during the nine-month period ended September 30, 2000 totaled $41.9 million and increased between comparable quarters due primarily to the commencement of rig operations and the favorable effect of changes in working capital. This increase was partially offset by the adverse effect of lower utilization and rates per day worked of the Company's offshore marine vessels.

During the nine-month period ended September 30, 2000, the Company generated $123.8 million from investing and financing activities. Available-for-sale securities were sold for $54.0 million. Proceeds, including cash collateral, of $19.5 million were received upon the termination of certain SEACOR swap agreements in connection with Chiles' purchase and redemption of substantially all of the Chiles 10% Notes. Chiles completed an offering of membership interests and the Company realized $17.7 million, net of offering costs. Fourteen offshore support vessels were sold for $14.9 million. Dividends received from 50% or less owned companies totaled $7.8 million. Restricted cash balances declined by $7.7 million as withdrawals from vessel joint depository construction reserve fund accounts exceeded deposits into such accounts generated from the sale of equipment. Additional cash was generated primarily from the repayment of notes due from 50% or less owned companies and the exercise of employee stock options.

During the nine-month period ended September 30, 2000, the Company used $120.6 million in its investing and financing activities. Capital expenditures for property and equipment, primarily related to rig construction and the acquisition and construction of offshore marine vessels, totaled $48.9 million. Marketable securities were acquired for $20.9 million. Chiles repaid $15.0 million of outstanding indebtedness borrowed under its bank facility. The Company paid $14.7 million to acquire Boston Putford (net of cash acquired) and the majority of VOL's equity interest in the VEESEA Joint Venture. The deconsolidation of Chiles resulted in an $11.7 million reduction in cash balances. SEACOR Securities were repurchased pursuant to the Stock and Debt Repurchase Program for $4.8 million. Additional cash was used primarily for scheduled repayments of outstanding indebtedness, the settlement of certain commodity price hedging arrangements, and advances to 50% or less owned companies for the purchase of vessels.

CAPITAL EXPENDITURES. As of September 30, 2000, the Company was committed to the construction of nine crew vessels for an approximate aggregate cost of $40.0 million, of which $8.0 million has been expended. The crew vessels are expected to enter service during the next two years. Following quarter end, the Company acquired three anchor handling towing supply vessels for aggregate cash consideration of $10.2 million and committed to the construction of a towing supply vessel for an aggregate cost of $11.0 million.

At December 31, 1999, joint venture corporations in which the Company owns a 50% equity interest were committed to the construction of two Handymax Dry-Bulk ships. During the third quarter of 2000, one of the two construction contracts was sold. A joint venture of the Company remains committed to the construction of the remaining ship for an approximate cost of $18.5 million, 75% of which is expected to be financed from external sources. The ship is expected to enter service in 2001.

CREDIT FACILITIES. Under the terms of an unsecured reducing revolving credit facility (the "DnB Credit Facility") with Den norske Bank ASA that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount (as such amount may be adjusted, the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At September 30, 2000, the Company had approximately $90.9 million available for future borrowings under the DnB Credit Facility.

STOCK PURCHASE AND OPTION PLANS. On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of the Common Stock on the first day of the offering period or (ii) the fair market value of the Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. 300,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption.

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

The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code") but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval.

On May 23, 2000, the stockholders of SEACOR approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. 150,000 shares of Common Stock have been reserved for issuance under the Non-Employee Director Plan.

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

The Company uses derivative financial instruments to hedge against its exposure to changes in foreign currencies and prices of natural gas and crude oil. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. At September 30, 2000, there were no material unrealized gains or losses on outstanding forward exchange contracts. The Company has also entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets market values and cash flows. At September 30, 2000, the Company's positions in commodity contracts were not material.

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

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the NYMEX or receives or pays the amount, if any, by which the settlement prices quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At September 30, 2000, the Company's positions in commodity contracts were not material.

In order to reduce its cost of capital, the Company entered into swap agreements during 1999 with a major financial institution with respect to notional amounts equal to a portion of the outstanding principal amount of the Chiles 10% Notes. Due to Chiles' redemption of substantially all of the Chiles 10% Notes, these swap agreements were terminated in September 2000.

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

                                         SEACOR SMIT Inc.
                                         (Registrant)

DATE:    NOVEMBER 14, 2000      By: /s/ Charles Fabrikant
                                   -----------------------------------------
                                   Charles Fabrikant, Chairman of the Board,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

DATE:    NOVEMBER 14, 2000      By: /s/ Randall Blank
                                   -----------------------------------------
                                   Randall Blank, Executive Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                   Description
---------                ------------------------------------------------------


27.1                     Financial Data Schedule