Form 10-K
period 2000-12-31
SEACOR SMIT INC
filed 2001-04-02
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 1-12289

                                SEACOR SMIT Inc.
             (Exact name of Registrant as Specified in Its Charter)

         Delaware                                                13-3542736
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

      11200 Richmond Avenue, Suite 400, Houston, Texas              77082
          (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code        (713) 782-5990

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
    Common Stock,                              New York Stock Exchange
par value $.01 per share

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 23, 2001 was approximately $790,703,821. The total number of shares of Common Stock issued and outstanding as of March 23, 2001 was 19,225,104.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                SEACOR SMIT INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.   Business........................................................   1
          Offshore Marine Services........................................   2
          Environmental Services..........................................   9
          Investment in Drilling Services Business........................  10
          Other Investments...............................................  11
          Employees.......................................................  12
          Glossary of Selected Offshore Marine Industry Terms.............  13

Item 2.   Properties......................................................  14

Item 3.   Legal Proceedings...............................................  14

Item 4.   Submission of Matters to a Vote of Security Holders.............  14

Item 4A.  Executive Officers of the Registrant............................  14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................  16

Item 6.   Selected Financial Data.........................................  17

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  18
          Offshore Marine Services........................................  18
          Environmental Services..........................................  20
          Investment in Drilling Services Business........................  21
          Other Investments...............................................  21
          Results of Operations...........................................  23
          Liquidity and Capital Resources.................................  30

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......  39

Item 8.   Financial Statements and Supplementary Data.....................  40

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  40

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............  41

Item 11.  Executive Compensation..........................................  41

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management...................................................  41

Item 13.  Certain Relationships and Related Transactions..................  41

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
             Form 8-K.....................................................  42

                           FORWARD-LOOKING STATEMENTS

Certain statements  discussed in Item 1 (Business),  Item 3 (Legal Proceedings),
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market
Risk) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

                                     PART I

ITEM 1. BUSINESS

General

The Company is a major provider of offshore marine services to the oil and gas exploration and production industry, is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing, and handling facilities, and owns a minority equity interest in a company that owns and operates mobile offshore jackup drilling rigs.

The Company's offshore marine service business operates a diversified fleet of offshore support vessels principally through wholly owned, majority owned, and 50% or less owned subsidiaries, many of which have been organized to facilitate vessel acquisitions and various financing transactions in connection therewith and to satisfy foreign and domestic vessel certification requirements. The Company's vessels are primarily dedicated to servicing offshore oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, offshore West Africa, the North Sea, the Far East, Latin America, and the Mediterranean. The Company's offshore marine fleet, including owned, chartered-in, joint ventured, pooled, and managed vessels, delivers cargo and personnel to offshore installations, handles anchors for drilling rigs and other marine equipment, supports offshore construction and maintenance work, and provides standby safety support and oil spill response services. The Company may also from time to time furnish vessels for special projects such as well stimulation, seismic data gathering, salvage, freight hauling, and line handling. In connection with its offshore marine services, the Company offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations.

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

The Company consolidated the reporting of financial information of drill rig operator Chiles Offshore LLC, due to the Company's majority ownership, from its inception in 1997 until its initial public offering of common stock (the "Chiles IPO"). On September 22, 2000, Chiles Offshore LLC converted into a corporation, was renamed Chiles Offshore Inc. ("Chiles Offshore"), and completed the Chiles IPO. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest has declined below 50%, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' ("Chiles") financial condition, results of operations and cash flows and, as of September 22, 2000, began accounting for its interest in

Chiles using the equity method. Chiles Offshore, through its consolidated subsidiaries, currently owns and operates two ultra-premium jackup drilling rigs, has contracted for the construction of two additional rigs, and operates another rig under a bareboat charter pending Chiles Offshore's acquisition of a corporation owning such rig.

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

Offshore Marine Services

Geographic Markets Served

The operations of the Company's offshore marine service business are concentrated in five geographic regions of the world. The table below sets forth, at the dates indicated, the various types of vessels owned, bareboat chartered-in, managed, joint ventured, and pooled by the Company in those five regions. For a description of vessel types, see "Glossary of Selected Offshore Marine Industry Terms" at the end of Item 1. For information concerning revenues, operating profits, and long-lived assets for the Company's domestic and international offshore marine business and its environmental and drilling service segments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "Item
8. Exhibits, Financial Statements, Schedules and Reports on Form 8-K - Note 14 of the Notes to Consolidated Financial Statements."

                                                             At December 31,
                                                        ------------------------
      Vessel Types by Geographic Market                 1998       1999     2000
----------------------------------------------          ----       ----     ----
Domestic, principally the U.S. Gulf of Mexico:
    Crew .........................................        67        64        66
    Utility ......................................        74        74        66
    Supply and Towing Supply .....................        26        30        25
    Anchor Handling Towing Supply ................         7        11         7
    Geophysical, Freight, and Other ..............         3         2         2
--------------------------------------------------------------------------------
Total Domestic Fleet .............................       177       181       166
--------------------------------------------------------------------------------

North Sea:
    Supply and Towing Supply .....................         5         5         4
    Standby Safety ...............................        23        19        37
                                                        ----       ----     ----
                                                          28        24        41
                                                        ----       ----     ----
Latin America:
    Crew .........................................         4         5         6
    Utility ......................................         2         5         5
    Supply and Towing Supply .....................        20        16        18
    Anchor Handling Towing Supply ................         8         6         6
                                                        ----       ----     ----
                                                          34        32        35
                                                        ----       ----     ----
West Africa:
    Crew .........................................        10         9         8
    Utility and Line Handling ....................         6         2         2
    Supply and Towing Supply .....................        15        13        13
    Anchor Handling Towing Supply ................         8         6         6
                                                        ----       ----     ----
                                                          39        30        29
                                                        ----       ----     ----
Far East:
    Crew .........................................        --         2         9
    Supply and Towing Supply .....................         5         5         5
    Anchor Handling Towing Supply ................         9         6         6
                                                        ----       ----     ----
                                                          14        13        20
                                                        ----       ----     ----
Other Foreign:
    Crew .........................................         1         1         1
    Supply and Towing Supply .....................        10        11        10
    Anchor Handling Towing Supply ................         2         1         2
    Geophysical, Freight, and Other ..............         2         1         1
                                                        ----       ----     ----
                                                          15        14        14
--------------------------------------------------------------------------------
Total Foreign Fleet ..............................       130       113       139
--------------------------------------------------------------------------------
Total Fleet ......................................       307       294       305
================================================================================

Domestic. The Company is a major provider of offshore marine services to the oil and gas exploration and production industry that operates primarily in the U.S. Gulf of Mexico. At December 31, 2000, the Company owned and/or operated 166 vessels domestically, principally in the U.S. Gulf of Mexico. In support of exploration activities, the Company utilizes its supply and towing supply, anchor handling towing supply, and crew vessels; whereas, in production support activities, the Company employs its utility and crew vessels. The Company also operates or bareboat charters-out specially equipped vessels that provide well stimulation, seismic data gathering, oil spill response, and freight services. At December 31, 2000, there were approximately 360 supply and towing supply, 220 crew, 166 utility, and 38 anchor handling towing supply vessels operating in the U.S. Gulf of Mexico, substantially all of which were operated by 43 companies in this region.

Following year-end, the Company completed three separate transactions that increased its fleet size in this region by 32 vessels, including a vessel presently under construction, and committed to the construction of 2 additional vessels. In January 2001, the Company acquired all of the issued share capital of Plaisance Marine, Inc. ("Plaisance Marine"), which owns 2 mini-supply vessels, and acquired 4 additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was $20.1 million, including $16.2 million in cash, the assumption of $0.7 million of debt, and the issuance of 71,577 shares of Common Stock valued at $3.2 million as of November 22, 2000. Plaisance Marine and affiliated companies (collectively "Plaisance") are headquartered in Louisiana, and the Plaisance Fleet operates in the U.S. Gulf of Mexico. In February 2001, 2 U.S. based towing supply vessels were acquired from Rincon Marine, Inc., a U.S. based operator ("Rincon"). Aggregate consideration paid Rincon was $19.7 million, including $6.1 million in cash and the assumption of $13.6 million of debt. Also in February 2001, the Company completed the acquisition of all of the issued share capital of Gilbert Cheramie Boats, Inc. and related corporations (collectively "Cheramie"), all headquartered in Louisiana. The transaction involved cash consideration of $62.7 million paid for all of the shares of voting and non-voting stock of the companies. Cheramie owns 11 mini-supply, 11 utility, and 1 newly delivered supply vessel that operate in the U.S. Gulf of Mexico and an additional supply vessel under construction with delivery scheduled for April 2001.

North Sea. At December 31, 2000, the Company's fleet included 41 vessels operating in the North Sea. The Company's principal North Sea activity is providing standby safety vessel services to platform and rig operators in the region. The Company's standby safety fleet includes 5 managed, 5 pooled, and 2 joint ventured vessels. See "Joint Ventures and Pooling Arrangements" for discussion of pooled and joint ventured vessel activities and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services" for discussion of managed vessel activity. At December 31, 2000, there were approximately 125 vessels certified for North Sea standby safety operations.

Demand in the North Sea market for standby safety vessel services developed in 1991 after the United Kingdom promulgated increased safety legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company believes that it was one of the first companies to convert vessels for use in standby safety service.

On April 19, 2000, the Company significantly expanded its North Sea standby safety fleet through the acquisition of all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively "Boston Putford"). Assets acquired in the Boston Putford transaction included standby safety vessels, certain joint venture interests, and fixed assets, for an aggregate purchase price valued at approximately (pound)23.0 million ($39.3 million based on exchange rates in effect and the closing price of SEACOR's Common Stock on April 19, 2000). The Boston Putford fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consisted of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consisted of (pound)14.2 million in cash ($22.5 million based on exchange rates in effect on April 19, 2000), 125,423 shares of Common Stock (after adjustment for the Company's stock split on June 15, 2000), a (pound)5.0 million, five-year, fixed coupon note, and a (pound)2.5 million, five-year, fixed coupon note that is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined had an estimated value of (pound)6.2 million ($9.8 million based on exchange rates in effect on April 19, 2000).

On March 6, 2001, SEACOR and Stirling Shipping Company Ltd. ("Stirling Shipping"), a private UK company based in Glasgow, Scotland, signed a letter of intent for SEACOR to acquire all of the issued share capital of Stirling Shipping and certain subsidiaries. Purchase consideration will be based on the adjusted assets less liabilities of Stirling Shipping at closing, which is estimated to total (pound)58.0 million ($85.1 million based on exchange rates in effect on March 6, 2001). The purchase price will be payable approximately 50% in cash, 20% in shares of Common Stock, and 30% in the form of promissory notes. Stirling Shipping's long term debt is projected to be (pound)38.3 million at closing ($56.2 million based on exchange rates in effect on March 6, 2001). The final price is subject to certain closing adjustments. Through its acquisition of Stirling Shipping, SEACOR will acquire 12 vessels all currently operating in the North Sea and contracts for the construction of 2 new vessels. Of the 12 vessels, 9 are supply vessels and 3 are anchor handling towing supply vessels. The new construction contracts are for two 15,000 bhp anchor handling towing supply vessels at a total cost of approximately (pound)31.6 million ($46.4 million based on exchange rates in effect on March 6, 2001). The vessels will be built in the UK and are scheduled for delivery during the first half of 2002. The Company intends to retain Stirling Shipping's management and vessel crews. Completion of the transaction is subject to certain due diligence items, execution of definitive documentation, approval of Stirling Shipping's shareholders and the Boards of Directors of Stirling Shipping and SEACOR. The parties anticipate that the transaction will be completed by the end of April 2001.

Latin America. The Company provides offshore marine services in Latin America for both exploration and production activities. At December 31, 2000, the Company owned and/or operated 35 vessels in this region, including 23 based in Mexican ports, and 12 based in ports in Chile, Brazil, Venezuela, Trinidad, St. Croix, and Argentina. Joint venture corporations in which the Company holds an equity interest owned 20 of its Latin American vessels and bareboat or time chartered-in an additional 12 vessels, 7 from the Company and 5 from outside sources. See "Joint Ventures and Pooling Arrangements." Two additional Latin American vessels owned by the Company were bareboat chartered-out to a Brazilian customer and 1 vessel was operated by the Company's environmental service segment in support of oil spill response activities in St. Croix.

Operating conditions in Mexico are, in many respects, similar to those in the U.S. Gulf of Mexico; however, demand for vessels in Mexico has been affected historically to a significant degree by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. At December 31, 2000, there were approximately 160 vessels in Mexico, including tugs and barges.

Offshore drilling and production activities in Venezuela, Chile, and Argentina were either steady or declining during 2000. Demand for natural gas and large LNG projects spurred exploration and production activities in Trinidad. Brazil, a premier deepwater market, was opened to foreign investments in 2000. Approximately 15 international oil companies were awarded concessions to explore offshore Brazil and most spent the year applying for permits and preparing to commence operations in the coming year. Petrobras, the Brazilian state-owned oil company, still represents 99% of the demand for vessels.

West Africa. At December 31, 2000, the Company owned and/or operated 29 vessels offshore West Africa. Competition is more concentrated in this market than in the U.S. Gulf of Mexico. The Company is presently one of five principal offshore marine operators serving the West African coast that own and operate approximately 220 vessels in this region. The need for vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support.

Far East. At December 31, 2000, the Company's fleet in the Far East, including 20 vessels, was primarily based in ports in Singapore and Indonesia. Joint venture corporations, in which the Company holds an equity interest, owned 9 of those vessels and bareboat chartered-in an additional vessel. The joint venture fleet included 8 crew, 1 anchor handling towing supply, and 1 towing supply vessel. See "Joint Ventures and Pooling Arrangements." At December 31, 2000, there were approximately 250 vessels operated by approximately 17 companies supporting exploration, production, construction, and special project activities in approximately 16 countries in the Far East.

Other Foreign. At December 31, 2000, 14 of the Company's vessels operated from bases located in France, Tunisia, Greece, Egypt, Abu Dhabi, Pakistan, and
Turkmenistan (collectively referred to as "Other Foreign" regions). Joint venture corporations in which the Company holds an equity interest owned 11 of these vessels, and 3 vessels owned by the Company were bareboat chartered-out. See "Joint Ventures and Pooling Arrangements."

Fleet

General. The offshore marine service industry supplies vessels to owners and operators of offshore drilling rigs and production platforms. The Company believes its fleet of offshore support vessels is well suited for serving this industry. As of December 31, 2000, the average age of the Company's owned offshore marine fleet was approximately 15.2 years. Excluding the Company's standby safety vessels, the average age of the Company's fleet was approximately
13.9 years. The following table sets forth, at the dates indicated, a count of the Company's fleet by type of vessel. For a description of vessel types, see "Glossary of Selected Offshore Marine Industry Terms" at the end of Item 1.

                                                           At December 31,
                                                       ----------------------
      Type of Vessels Comprising Fleet                 1998     1999     2000
--------------------------------------------------      ---      ---      ---
Crew .............................................       82       81       90
Utility and Line Handling ........................       83       81       73
Supply and Towing Supply .........................       81       80       75
Anchor Handling Towing Supply ....................       34       30       27
Standby Safety ...................................       23       19       37
Geophysical, Freight, and Other ..................        4        3        3
                                                        ---      ---      ---
  Total Fleet ....................................      307      294      305(1)
                                                        ===      ===      ===

--------------------
(1) Includes 227 vessels owned directly by the Company. Twenty-one and 5 vessels are chartered-in and managed, respectively, by the Company, and the Company operates 5 vessels under pooling arrangements. Joint venture corporations in which the Company holds an equity interest own 41 vessels. Five and 1 vessel, respectively, are chartered-in by the TMM Joint Venture and Pelican Joint Venture, as hereinafter defined.

Acquisitions. The Company actively monitors opportunities to buy and sell vessels that will maximize the overall utility and flexibility of its fleet. Fleet size has grown significantly, from 83 vessels at December 31, 1994 to 305 vessels at December 31, 2000. This expansion was achieved principally through the purchase of vessels from competitors, new construction of vessels, and equity holdings in joint ventures that own vessels. The Company's most significant vessel acquisition transactions in the past six years are set forth in the following table.

                                                                                  In the Year
                                       ---------------------------------------------------------------------------------------------
                                               1995                  1996                     1997        1998    1999      2000
                                       -----------------  --------------------------   -----------------  -----   -----   ----------
                                                                                       New                New     New     Boston
  Type of Vessels Acquired             Graham(1)  CNN(2)  McCall(3)  CNN(2)  SMIT(4)   Build  Galaxie(5)  Build   Build   Putford(6)
-----------------------------------    ---------  ------  ---------  ------  -------   -----  ----------  -----   -----   ----------
Crew ..............................       37        -        36                --        3        5         4       4         --
Utility and Line Handling .........       83        -         5                --       --       17        --       2         --
Supply and Towing Supply ..........        7        3        --        1       24        1        2         3       1         --
Anchor Handling Towing Supply......       --        2        --        5       24        1       --         3       3         --
Standby Safety ....................       --        -        --        -       --       --       --        --                 18
Geophysical, Freight, and .........       --        -        --        -        1       --       --        --                 --
                                       ---------  ------  ---------  ------  -------   -----  ----------  -----   -----   ----------
   Total ..........................      127        5        41        6       49        5       24        10       10        18
                                       =========  ======  =========  ======  =======   =====  ==========  =====   =====   ==========

--------------------
(1) Vessels acquired from John E. Graham & Sons, a corporation that was headquartered in Alabama.

(2)  Vessels acquired from Compagnie Nationale de Navigation, a French company.

(3) The acquisition of McCall Enterprises, Inc. and its affiliated companies, corporations headquartered in Louisiana.

(4) Vessels and equity interests in joint ventures that owned vessels acquired in a transaction (the "SMIT Transaction") with SMIT Internationale N.V. ("SMIT"). Includes 10 anchor handling towing supply, 10 supply and towing supply, and 1 project vessel that were owned by SMIT joint ventures.

(5) Vessels acquired in a transaction with Galaxie Marine Services, Inc. and affiliated companies, corporations headquartered in Louisiana ("Galaxie").

(6) Vessels acquired in the acquisition of Boston Putford. Two Boston Putford standby safety vessels participate in joint ventures.

At December 31, 2000, the Company was committed to the construction of 7 crew vessels and 1 towing supply vessel that are expected to enter service during the next two years. Following year-end, the Company committed to the construction of 2 mini-supply vessels that are expected to enter service during 2001.

Dispositions. Since 1994, the Company has also sold many vessels, particularly those that were less marketable serving the Company's ordinary operations. The table below sets forth, in the years indicated, the number of vessels sold by type of service. At December 31, 2000, 19 of these vessels, including 13 supply and towing supply, 5 crew, and 1 anchor handling towing supply, were bareboat chartered-in by the Company pursuant to sale-leaseback transactions. The leases expire at various dates from 2001 through 2005 and contain purchase and renewal options. The Company has recently removed 3 standby safety vessels from operation and is actively marketing them for sale.

                                                               In the Year
                                         -----------------------------------------------------------
        Type of Vessels Sold             1995       1996      1997       1998      1999       2000
-------------------------------------    ----       ----      ----       ----      ----       ----
Crew.................................       1         --         2          5        11          1
Utility and Line Handling............       6         16         7          7         2          8
Supply and Towing Supply.............       4         --        21         14        --          9
Anchor Handling Towing Supply........       1         --         5          8         1          1
Standby Safety.......................      --         --        --         --        --          2
Geophysical, Freight, and Other......      --         --         2         --        --         --
                                         ----       ----      ----       ----      ----       ----
                                           12         16        37         34        14         21
                                         ====       ====      ====       ====      ====       ====

Joint Ventures and Pooling Arrangements

The Company has formed or acquired interests in offshore marine joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities, and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet while diversifying the risks and reducing the capital outlays associated with independent fleet expansion. The joint venture and pooling arrangements in which the Company participates are described below:

VEESEA Joint Venture. In 1991, the Company expanded its operations into the standby safety market of the North Sea and, until April 2000, all of its standby safety vessels operating in that region were owned or chartered-in by a subsidiary of the Company, VEESEA Holdings, Inc. ("VEESEA Holdings") and its subsidiaries (collectively, "VEESEA"). Management of the VEESEA fleet was the responsibility of Vector Offshore Limited, a UK company ("Vector"), which owned a 9% equity interest in VEESEA Holdings (the "VEESEA Joint Venture"). Following the Company's acquisition of Boston Putford and its purchase of the majority of Vector's equity interest in VEESEA in April 2000, management of the VEESEA Joint Venture and SEAVEC Pool, as hereinafter defined, was consolidated with the operations of Boston Putford.

SEAVEC Pool. In January 1995, the Company entered into a pooling arrangement with Toisa Ltd., a UK offshore marine transportation and services company ("Toisa"). Under this pooling arrangement (the "SEAVEC Pool"), the Company and Toisa jointly market certain of their standby safety vessels in the North Sea market, with operating revenues pooled and allocated to the respective companies pursuant to a formula based on the class of vessels each company contributes to the pool. At December 31, 2000, the SEAVEC Pool was comprised of 13 vessels of which Toisa owned 5.

Avian Fleet Pool. Following Vector's bareboat charter-in of seven standby safety vessels in November 1996, VEESEA Holdings, Toisa, and the vessels' owners entered into a pooling arrangement pursuant to which they shared the net operating profits, after certain adjustments for maintenance and management expenses, of the vessels (previously known as the "Saint Fleet Pool"). Vector assumed management control of these vessels in December 1996 and marketed the vessels in coordination with the SEAVEC Pool. Three Saint Fleet Pool vessels were returned to their owners in 1998, and the remaining four vessels continued in a pooling arrangement between the owners and VEESEA Holdings until terminated in 2000 (the "Avian Fleet Pool").

TMM Joint Venture. During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture"). The TMM Joint Venture is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International Ltd., in each of which corporations the Company owns a 40% equity interest. The TMM Joint Venture enabled the Company to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for the Company's fleet in the region. At December 31, 2000, the TMM Joint Venture owned 12 vessels and chartered-in an additional 11 vessels, including 6 from the Company and 5 from outside sources.

SMIT Joint Ventures. Pursuant to a transaction with SMIT Internationale N.V. ("SMIT") that was consummated in January 1997 (the "SMIT Transaction"), the Company acquired, among other things, certain joint venture interests owned by SMIT and structured a joint venture with SMIT (collectively, the "SMIT Joint Ventures") that increased the Company's presence in international markets. In 1999, the Board of Directors of a SMIT Joint Venture adopted a plan of liquidation, which provided for the complete liquidation of the joint venture corporation. At December 31, 2000, the Smit Joint Ventures owned 15 vessels, including 3 remaining to be sold under the plan of liquidation, and bareboat chartered-in an additional vessel. The SMIT Joint Ventures' vessels operate in the Far East, Latin America, the Middle East, and the Mediterranean.

Vision Joint Venture. During 1997, the Company and a wholly owned subsidiary of TMM structured a limited liability company, SEACOR VISION LLC (the "Vision Joint Venture"), for purposes of owning and operating an anchor handling towing supply vessel that was constructed in that same year. During October 2000, the Company acquired all of the TMM subsidiary's membership interest in the Vision Joint Venture for $4.2 million, and as a result, the Company now owns 100% of SEACOR VISION LLC.

Logistics Joint Venture. During 1996, the Company structured a joint venture corporation, Energy Logistics, Inc., with Baker/M.O. Services, Inc. Since its inception, Energy Logistics, Inc.'s mission has been to provide shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations primarily in the U.S. Gulf of Mexico. In December 1999, the Company acquired additional common shares of Energy Logistics, Inc., increasing its ownership interest from 50% to 67%. Also, in December 1999, Energy Logistics, Inc. acquired Liberty Services, Inc. and its affiliated companies (collectively referred to as "Liberty"), corporations headquartered in Louisiana that have provided base services, equipment rental, and personnel in support of the offshore energy industry for over 15 years. At December 31, 2000, Energy Logistics, Inc. and Liberty (collectively referred to as "ELI") operated shorebase support facilities in 4 Louisiana cities and employed 8 of the Company's crew and utility vessels in its operations.

Pelican Joint Venture. In December 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation, ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns six and charters-in one newly built Fast Support Intervention Vessels (also known as multipurpose crew vessels). The Company paid SGD5.8 million, or $3.3 million, for its equity interest in the Pelican joint venture and advanced SGD5.2 million, or $3.0 million, to the Pelican joint venture for its purchase of a crew vessel, which it presently charters-in, and to fulfill certain working capital funding obligations pursuant to the joint venture agreement. The Pelican fleet of Fast Support Intervention Vessels is currently employed in the Far East region and will also be marketed in Asia and the Middle East jointly by Pelican and the Company. Penguin built six of the seven Pelican vessels in the last three years. Pelican currently has offices in Jakarta, Indonesia, and Singapore.

Other Joint Ventures. The Company participates in five additional joint ventures that provide vessel services to the oil and gas industry (the "Other Joint Ventures"). At December 31, 2000, the Other Joint Ventures owned eight vessels that are operated internationally, including a vessel bareboat chartered-out to one of the Smit Joint Ventures. The Other Joint Ventures also chartered-in one vessel from the Company, which operated internationally. An additional joint venture assists with management of the Company's vessels operating offshore Nigeria.

Risks of Foreign Operations

For the years ended December 31, 1998, 1999, 2000, approximately 39%, 36%, and 30%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign offshore marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas, and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

Industry Conditions

Exploration and drilling activities, which affect the demand for vessels, are influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development, and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, and the policies of various governments regarding exploration and development of their oil and natural gas reserves. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of current market conditions.

Customers

The Company offers offshore marine services to over 275 customers including major integrated oil companies and large independent oil and gas exploration and production companies. The Company has enjoyed long standing relationships with several of its customers and has established alliances with some of them. The percentage of revenues attributable to any individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects, and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 2000, approximately 10% of the Company's offshore marine segment's operating revenues were earned from services provided to Chevron Corporation.

Charter Terms

Customers for vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service, and duration of employment. Charter terms may vary from several days to several years.

Competition

The offshore marine service industry is highly competitive. In addition to price, service, and reputation, the principal competitive factors for fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support, and the cost of transferring equipment from one market to another.

Although there are many suppliers of offshore marine services, management believes that only Tidewater Inc. operates in all geographic markets and has a substantial percentage of the domestic and foreign offshore marine market in relation to that of the Company and its other competitors.

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

The Company is also subject to the Shipping Act, 1916, as amended (the "Shipping Act"), and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the Shipping Act, the "Acts"), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the

U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S.: (a) the corporation must be organized under the laws of the United States or of a state, territory, or possession thereof, (b) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (c) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens, and (d) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

To facilitate  compliance with the Acts, the Company's  Restated  Certificate of
Incorporation: (i) contains provisions limiting the aggregate percentage ownership by non-U.S. citizens of any class of the Company's capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25.0%), and authorizes the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24.0%, (ii) requires institution of a dual stock certification system to help determine such ownership, and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, the Company's Amended and Restated By-Laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and Chief Executive Officer and the President, all of whom must be U.S. citizens.

Foreign Regulation. The Company, through its subsidiaries, joint ventures, and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, Panama, Liberia, the Philippines, Argentina, Trinidad, Tunisia, and Mexico. The Company's vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction of registration of the vessels is a party. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification, and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the UK pursuant to the UK Safety Act.

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

Equipment and Services

Oil Spill Response Services. The Company owns and maintains specialized equipment that is positioned in designated areas to comply with regulations promulgated by the Coast Guard and also has personnel trained to respond to oil spills as required by customers and regulations. The Company provides these services on the East, Gulf, and West Coasts of the United States as well as in the Caribbean. From 1996 and until November 30, 2000, oil spill response services were provided on the West Coast of the United States through a joint venture operation, Clean Pacific Alliance ("CPA"), between NRC and Crowley Marine Services, Inc. ("Crowley Marine"). On November 30, 2000, NRC purchased Crowley Marine's 50% interest in CPA and began a termination process. As of that date, all of CPA's duty of performance under existing contracts was assigned and transferred to NRC. CPA will be dissolved upon completion of the termination process.

When an oil spill occurs, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company has established a network of approximately 120 independent oil spill response contractors that may assist it with the provisioning of equipment and personnel. NRC has acted as the principal contractor on several of the largest oil spills that have occurred in the United States after the enactment of OPA 90.

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

International. The Company operates its environmental service business internationally through IRC. Client services of IRC include oil spill response, training, exercise support, and special projects in assessing risk of spills, response preparedness, strategies, and resource requirements. International response services are currently provided in the Southeast Asia, Indian Ocean, Caribbean, and Latin America regions. Joint ventures have been formed with local partners in Thailand, Brazil, and Venezuela to provide spill response and other services to multinational oil companies, governments, and industry. Oil spill response and related consulting service revenues derived from foreign operations have not been material.

Customers and Contract Arrangements

The Company offers its retainer services and oil spill response services primarily to the domestic and international shipping community and to owners of facilities such as refineries, pipelines, exploration and production platforms, and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services to others, including, under certain circumstances, the Coast Guard. The Company presently has approximately 700 customers. The Company's retainer arrangements with these customers include both short-term contracts (one year or less) and long-term agreements, in some cases as long as ten years from inception. For the fiscal year ended December 31, 2000, approximately 18% and 17% of the Company's environmental retainer revenue was received from Citgo Petroleum Corporation and Coastal Refining and Marketing, Inc., respectively.

The Company also generates revenue from the supervision of activities in response to oil spill emergencies. The level of spill activity can dramatically impact the Company's environmental service revenue. A single large spill can contribute significantly to overall revenues and to operating income. However, the Company is unable to predict revenues from oil spills.

Competition

The principal competitive factors in the environmental service business are price, service, reputation, experience, and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level has created a lower barrier to entry in several market segments, which has increased the number of competitors. The Company's oil spill response business faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other industry cooperatives, and also from smaller contractors who target specific market niches. The Company's environmental consulting business faces competition from a number of relatively small privately-held spill management companies.

Government Regulation

NRC is "classified" by the Coast Guard as an Oil Spill Removal Organization ("OSRO"). The OSRO classification process is strictly voluntary and plan holders who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process represents standard guidelines by which the Coast Guard and plan holders can evaluate an OSRO's potential to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations. NRC holds OSRO classification under the current Coast Guard guidelines for every port in the continental United States, Hawaii, and the Caribbean.

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

When responding to third-party oil spills, the Company's environmental service business enjoys immunity from imposition of liability under federal law and some state laws for any spills arising from its response efforts, except for deaths, personal injuries, or if the Company's environmental service business is found to be grossly negligent or to have engaged in willful misconduct. The Company's environmental service business maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims that may arise.

Investment in Drilling Services Business

Chiles Offshore LLC, the predecessor to Chiles Offshore, was formed in August 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. In September 2000, in conjunction with the Chiles IPO, Chiles Offshore was converted into a corporation and renamed Chiles Offshore Inc. The Company currently owns 27.5% of Chiles Offshore's outstanding common stock, increased from 27.3% immediately upon the Chiles IPO, after a subsequent reduction in the number of shares of Chiles Offshore's outstanding common stock.

In 1997, Chiles Offshore LLC started construction of two ultra-premium jackup drilling rigs at AMFELS, Inc. ("AMFELS"), a shipyard located in Brownsville, Texas. The first rig, the Chiles Columbus, was delivered in May 1999, and the second rig, the Chiles Magellan, was delivered in October 1999 (each a "Rig" and together, the "Rigs"). In addition, since April 2000, Chiles Offshore has been operating a third such rig, the Tonala, under a bareboat charter with Perforadora Central S.A. de C.V. ("Perforadora Central"), a Mexican company. As a result, Chiles Offshore currently operates three of the seven existing ultra-premium jackup drilling rigs in the world, all of which presently operate in the U.S. Gulf of Mexico. In July 2000, Chiles Offshore entered into an agreement with Perforadora Central to acquire, through a series of transactions, all of the shares of capital stock of a newly formed entity that will own the Tonala in exchange for Chiles Offshore's common stock and its assumption of long term debt, the principal amount of which was approximately $64.6 million as of December 31, 2000. Chiles Offshore expects the closing of the acquisition to take place during the second quarter of 2001.

In April 2000, Chiles Offshore entered into an agreement with Keppel FELS Limited to construct an ultra-premium jackup rig of the KFELS Mod V "B" design, the Chiles Discovery. Chiles Offshore expects the Chiles Discovery to be delivered in Singapore and placed in operation during the second quarter of 2002 at a construction cost of $110.0 million, exclusive of interest and other capitalized costs. In April 2000, Chiles Offshore also entered into an agreement for the construction, at its option, of up to three additional rigs of the same design.

In September 2000, Chiles Offshore completed the Chiles IPO, and received approximately $157.0 million of net proceeds. As a result of the Chiles IPO, the Company's ownership in Chiles Offshore declined from 55.4% to 27.3%. Chiles Offshore used approximately $99.0 million of the Chiles IPO proceeds to repurchase and retire approximately $95.0 million principal amount of its senior notes plus accrued interest, constituting substantially all of its outstanding senior notes, and repaid approximately $7.0 million of the amounts outstanding under its prior bank credit facility with accrued interest. SEACOR owned approximately $26.7 million aggregate principal amount of such notes and held an economic interest in substantially all of the remaining notes (approximately $68.1 million principal amount), and recognized a pretax gain of approximately $6.6 million as a result of this transaction. Chiles Offshore also used the Chiles IPO proceeds to fund a portion of the costs required to further expand its rig fleet and for other general corporate purposes. Chiles Offshore files reports with the Securities and Exchange Commission (the "Commission") and its shares are traded on the American Stock Exchange, commonly referred to as "AMEX," under the trading symbol "COD."

Demand for offshore drilling services is cyclical in nature and depends substantially on the condition of the oil and gas industry and its willingness to spend capital on exploration for, and production of, oil and natural gas. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as price expectations among oil and gas operators. Increasing commodity prices generally result in increased oil and gas exploration and production, which translates into greater demand for offshore drilling services. Conversely, falling commodity prices generally result in reduced demand for those services. In recent years, an increasing amount of exploration and production expenditures has been concentrated in deeper water requiring semisubmersible drilling rigs or drill ships. The trend is expected to continue and could result in a decline in demand for jack-up rigs. In addition, the allocation of exploration and production expenditures to on-shore prospects could affect demand for such rigs.

The financial results of the offshore drilling industry depend on the utilization levels and dayrates for rigs, which in turn are determined by the supply of available drilling rigs relative to demand. Periods of high demand, high utilization levels and high dayrates have been followed by periods of low demand, low utilization levels and low dayrates. In the early 1980s, in the aftermath of the second oil price shock, general expectations were that oil prices would rise substantially. This was the basis for the dramatic new building activity that resulted in construction of 279 offshore mobile rigs between 1980 and 1983. Oversupply of rigs then caused worldwide offshore rig utilization to decline rapidly and substantially depressed the offshore contract drilling market until the beginning of the 1990s. By the mid-1990s, the world's offshore drilling rig fleet had declined in size to the point at which low supply and high demand yielded higher utilization, and consequently higher dayrates.

Chiles' operations are subject to a variety of federal, state, and local environmental and safety laws and regulations which, among other things, limit discharge of certain materials into the environment and can require removal and cleanup operations. For example, Chiles could become liable for damages and costs incurred in connection with oil spills. Environmental protection has become increasingly stringent in recent years, and certain laws impose "strict liability" rendering a company liable for environmental damage without regard to fault. Such environmental laws and regulations may expose Chiles to liability for the conduct of or conditions caused by others, or for its acts that were in compliance with all applicable laws at the time such acts were performed. In addition, these laws and regulations can restrict access to certain areas, reducing potential sales of Chiles' services in the United States. The primary federal environmental laws to which Chiles is subject to include the (i) Clean Water Act; (ii) OPA 90; (iii) OCSLA, (iv) Clean Air Act, (v) RCRA, and (vi) CERCLA.

Other Investments

In 1998, the Company acquired an interest in the predecessor of Globe Wireless, LLC ("Globe Wireless") and now owns approximately 38% of the voting units issued by Globe Wireless. Globe Wireless is a provider of advanced marine telecommunication services using satellite and high frequency radio technologies. It owns and operates a worldwide network of high frequency radio stations to offer email, data transfer, and telex services to ships at a much lower cost than competing satellite services. The Company believes that Globe Wireless offers the only such service combining radio, satellite, and internet communications to the maritime community. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal Year 2000 to Fiscal Year 1999 - Other - Equity in Net Earnings (Losses) of 50% or Less Owned Companies."

In the fourth quarter of 2000, the Company acquired 23 newly constructed inland river hopper barges ("barges") for aggregate consideration of $6.0 million and acquired SCF Corporation ("SCF"), a company that owns and operates barges and that was substantially owned and controlled by certain SEACOR directors. Forty-three barges and a 50% interest in a partnership that owns 11 additional barges acquired in the SCF transaction were valued at $7.5 million. The SCF acquisition resulted in the Company's issuance of 121,064 shares of Common Stock net of 254,381 shares owned by SCF, which have been returned to treasury, and the payment to SCF's shareholders of $3.3 million in cash, representing SCF's working capital. SEACOR's directors, including all directors who were disinterested with respect to the transaction, unanimously approved the SCF acquisition.

At December 31, 2000, the Company owned 66 barges and a 50% interest in a partnership that owned 11 barges and managed 204 barges for third parties. Subsequent to year-end, the Company committed to the construction of an additional 60 barges at an aggregate cost of approximately $14.9 million. These newly constructed barges are expected to enter service in 2001 and the Company expects a certain number of these barges to be purchased by third parties and managed by the Company.

In addition, the Company, from time to time, makes investments in other related businesses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal

Year 2000 to Fiscal Year 1999 - Other - Equity in Net Earnings (Losses) of 50% or Less Owned Companies and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures."

Employees

As of December 31, 2000, the Company directly or indirectly employed approximately 3,100 persons. Of the individuals directly employed by the Company, approximately 1,475 work aboard offshore support vessels and 500 work ashore. The Company's administrative, base support, and managerial personnel include 372 offshore marine, 110 environmental, 5 barge and 13 corporate employees.

The Company also indirectly employs personnel for its various operations. West Africa Offshore, Ltd., a Nigerian corporation of which the Company owns 40%, assists with the management of the Company's vessels operating offshore Nigeria and, at December 31, 2000, employed approximately 160 shipboard and 70 administrative, shore support, and managerial personnel. At December 31, 2000, approximately 80 shipboard personnel were provided to the Company for its North Sea offshore support vessel operations pursuant to an agreement with SMIT. At December 31, 2000, Celtic Pacific Ship Management Overseas, Ltd. and Guernsey Ship Management Ltd., vessel manning agencies, provided approximately 815 shipboard personnel for the Company's North Sea standby safety vessel operations.

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

Crew Boats. Crew boats transport personnel and cargo to and from production platforms and rigs. Older crew boats, early 1980's built, are generally 100 feet to 110 feet in length and are generally designed for speed to transport personnel and small amounts of cargo. Newer crew boat designs, also known as Fast Support Intervention Vessels, are generally larger, 130 feet to 180 feet in length, and have greater cargo carrying capacities. They are used primarily to transport cargo on a time sensitive basis.

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

Mini-Supply Vessels. Mini-supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They range in size between 125 feet to 155 feet in length and many are able to carry liquid mud, methanol, fuel and water. Mini-supply vessels have bow thrusters for added maneuverability and are well suited for deepwater production support. Mini-supply vessels do not have below deck bulk tanks for the carriage of dry mud or cement.

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

Rate Per Day Worked. For any vessel with respect to any period, the ratio of total charter revenue of such vessel to the aggregate number of days worked by such vessel for such period.

Standby Safety Vessels. Standby safety vessels operate in the UK sector of the North Sea. They typically remain on station to provide a safety backup to offshore rigs and production facilities, carry special equipment to rescue personnel, are equipped to provide first aid and shelter and, in some cases, also function as supply vessels.

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

Utility Vessels. These vessels provide service to offshore production facilities and also support offshore maintenance and construction work. Their capabilities include the transportation of fuel, water, deck cargo, and personnel. They range in length from 96 feet to 125 feet and can, depending on the vessel design, have enhanced features such as firefighting and pollution response capabilities.

ITEM 2. PROPERTIES

SEACOR's executive offices are located in Houston, Texas and New York, New York, and its offshore marine and drilling service segments' headquarters are located in Houston, Texas. Headquarters for the Company's environmental service segment are located in New York, New York.

The Company also maintains additional facilities in support of its offshore marine, logistics, environmental service, and inland barge operations. Domestically, the offshore marine service segment's largest base is located in Morgan City, Louisiana and includes administrative offices, warehouse facilities, and a waterfront site for vessel dockage. Other domestic offshore marine service segment facilities are located primarily in Louisiana cities that both serve as ports-of-call for many customers and represent strategically dispersed operating bases along the U.S. Gulf of Mexico. In its foreign operations, the Company's offshore marine service segment maintains offices in Rotterdam, the Netherlands, Paris, France, Lowestoft, London, and Montrose, United Kingdom, and Singapore in support of its widely dispersed foreign fleet. The Company's logistics operation has sites in Morgan City, Cameron, Venice, and Belle Chasse, Louisiana that serve as operating bases or provide administrative offices and warehouse facilities. The Company's environmental service segment maintains offices in 14 cities, primarily located in the United States. The Company's inland barge operation's headquarters are in St. Louis, Missouri. The Company believes that its facilities, including waterfront locations used for vessel dockage and the undertaking of certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding the Company's fleet is included in Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age, and offices held by each of the executive officers of the Company at December 31, 2000 were as follows:

        Name                    Age                Position
----------------------          ---  ------------------------------------------

Charles Fabrikant               56   Chairman of the Board of Directors,
                                     President, and Chief Executive Officer
Randall Blank                   50   Executive Vice President, Chief Financial
                                     Officer and Secretary
Milton Rose                     56   Vice President
Rodney Lenthall                 55   Vice President
Lenny Dantin                    48   Vice President and Controller
Dick Fagerstal                  40   Vice President and Treasurer
Alice Gran                      51   Vice President and General Counsel
Andrew Strachan                 53   Vice President

Charles Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR, and has served as a director of certain of SEACOR's subsidiaries, since December 1989. He has been President of SEACOR since October 1992. For more than five years preceding its acquisition by SEACOR in December 2000, Mr. Fabrikant served as Chairman of the Board and Chief Executive Officer of SCF. For more than the past five years, Mr. Fabrikant has been the President of Fabrikant International Corporation ("FIC"), a privately owned corporation engaged in marine operations and investments that may be deemed an affiliate of the Company. Mr. Fabrikant is a director of Chiles Offshore and Globe Wireless. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

Randall Blank has been Executive Vice President and Chief Financial Officer of SEACOR since December 1989 and has been the Secretary since October 1992. From December 1989 to October 1992, Mr. Blank was Treasurer of SEACOR. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since January 1990. Mr. Blank is a director of Chiles Offshore and Globe Wireless.

Mr. Rose has been a Vice President of SEACOR and President and Chief Operating Officer of its Americas Division since January 1993. Mr. Rose also serves as a director of various SEACOR joint ventures. From 1985 to January 1993,

Mr. Rose was Vice President-Marine Division for Bay Houston Towing Company, a provider of ship docking and contract towing services.

Rodney Lenthall has been a Vice President of SEACOR and President of its International Division since November 2000. In addition, Mr. Lenthall has been a director of certain SEACOR subsidiaries since May 1998 and of Globe Wireless since 1999. Mr. Lenthall was a director of Ocean Group PLC, a major UK transport company, from 1979 until April 1998 and served as a consultant to the Company from May 1998 until November 2000. He is also a supervisory board director of Viktor Lenac Shipyard, Croatia and a Director of Shipowners' P&I Club (Luxembourg).

Lenny Dantin has been Vice President and Controller of SEACOR since March 1991. From October 1992 to May 2000, Mr. Dantin was Treasurer of SEACOR. In addition, Mr. Dantin has been an officer and director of certain of SEACOR's subsidiaries since January 1990. Since 1994, Mr. Dantin has been a director of the two companies comprising the TMM Joint Venture.

Dick Fagerstal has been Vice President of Finance since August 1997 and has served as its Treasurer since May 2000. Mr. Fagerstal has also served as a director of certain of SEACOR's subsidiaries since August 1997. Mr. Fagerstal has been the Senior Vice President and Chief Financial Officer of Chiles Offshore since August 1997 and has served as its Secretary since February 1998. Mr. Fagerstal also served as a director of Chiles Offshore since August 1997. From February 1986 to August 1997, Mr. Fagerstal served as a bank officer for the New York office of Den norske Bank ASA.

Alice Gran has been Vice President and General Counsel of SEACOR since July 1998. From 1978 until joining SEACOR, Ms. Gran was a partner in the Washington, D.C. law firm of Fort & Schlefer, L.L.P. Ms. Gran is a licensed attorney admitted to practice in the District of Columbia.

Andrew Strachan has been a Vice President of SEACOR since April 1997 and a director and officer of certain SEACOR subsidiaries since December 1996. From prior to 1996 and until joining SEACOR, Mr. Strachan held various positions with SMIT that included Group Director for SMIT's offshore shipping business.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for the Company's Common Stock

SEACOR's Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "CKH." Set forth in the table below for the periods presented are the high and low sale prices for SEACOR's Common Stock, which have been restated to give effect for the three-for-two stock split effected June 15, 2000.

                                                            HIGH           LOW
                                                            ----           ---
Fiscal Year Ending December 31, 1999:
  First Quarter ......................................     36.3333       25.6667
  Second Quarter .....................................     38.4167       32.3333
  Third Quarter ......................................     37.0417       31.6667
  Fourth Quarter .....................................     35.7917       29.7917

Fiscal Year Ending December 31, 2000:
  First Quarter ......................................     41.7500       29.0417
  Second Quarter .....................................     44.7083       36.2500
  Third Quarter ......................................     46.7500       38.0000
  Fourth Quarter .....................................     54.5000       38.8750

 Fiscal Year Ending December 31, 2001:
  First Quarter (through March 23, 2001) .............     54.5000       45.0000

The closing sale price of SEACOR's Common Stock, as reported on the NYSE Composite Tape on March 23, 2001, was $45.13 per share. As of March 23, 2001, there were 141 holders of record of the Common Stock.

SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any such dividends in the foreseeable future. Instead, SEACOR intends to retain earnings for working capital and to finance the expansion of its business. Pursuant to the terms of the Company's $100.0 million reducing revolving credit facility with Den norske Bank ASA (the "DnB Credit Facility"), SEACOR may declare and pay dividends if it is in full compliance with the covenants contained in the DnB Credit Facility and no Events of Default, as defined in the DnB Credit Facility, have occurred and are continuing or will occur after giving effect to any declaration or distribution to shareholders. In addition to any contractual restrictions, as a holding company, SEACOR's ability to pay any cash dividends is dependent on the earnings and cash flows of its operating subsidiaries and their ability to make funds available to SEACOR. At December 31, 2000, the Company had $80.9 million available for future borrowings under the DnB Credit Facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under then existing indebtedness, and other factors deemed relevant by the Company's Board of Directors in its sole discretion.

Recent Sales of Unregistered Securities

On December 20, 2000, SCF was merged with and into SEACOR. In connection therewith, SEACOR issued 375,445 shares of Common Stock to the former shareholders of SCF. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the fact that the common stock was issued by the issuer in a transaction not involving a public offer.

On April 19, 2000, SEACOR issued 125,423 shares of Common Stock to the former stockholders of Boston Putford in connection with the acquisition of Boston Putford by SEACOR. The consideration for such issuance consisted of all the issued and outstanding capital stock of Boston Putford. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under
Section 4(2) of the Securities Act based upon the fact that the common stock was issued by the issuer in a transaction not involving a public offer.

ITEM 6. SELECTED FINANCIAL DATA

                    SELECTED HISTORICAL FINANCIAL INFORMATION

The following table sets forth, for the periods and at the dates indicated, selected historical and consolidated financial data for the Company, in thousands of dollars, except per share data. Such financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Consolidated Financial Statements" included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

                                                                                 Year Ended December 31,
                                                       -------------------------------------------------------------------------
                                                          1996          1997            1998            1999            2000
                                                       ---------     -----------     -----------     -----------     -----------
Income Statement Data:
Operating Revenues ................................    $ 224,444     $   346,948     $   385,791     $   289,425     $   339,941
Costs and Expenses:
   Operating expenses .............................      124,668         167,493         187,722         166,786         201,452
   Administrative and general .....................       22,304          28,299          36,102          34,744          39,548
   Depreciation and amortization ..................       24,967          36,538          36,449          41,282          51,189
                                                       ---------     -----------     -----------     -----------     -----------
Operating Income ..................................       52,505         114,618         125,518          46,613          47,752
Net interest income (expense) .....................       (2,155)         (1,412)          2,548          (1,835)        (10,027)
Gain from equipment sales or retirements, net .....        2,264          61,928          38,338           1,677           7,628
Other income (expense)(1) .........................         (646)            569           6,492          (2,939)         16,305
                                                       ---------     -----------     -----------     -----------     -----------
Income before income taxes, minority interest,
   Equity in net earnings of 50% or less owned
   Companies, and extraordinary item ..............       51,968         175,703         172,896          43,516          61,658
Income tax expense ................................       18,535          61,384          60,293          15,249          20,580
                                                       ---------     -----------     -----------     -----------     -----------
Income before minority interest, equity in
   Net earnings of 50% or less owned
   Companies, and extraordinary item ..............       33,433         114,319         112,603          28,267          41,078
Minority interest in (income) loss of subsidiaries           244            (301)         (1,612)          1,148          (3,393)
Equity in net earnings of 50% or less owned
   companies ......................................        1,283           5,575          13,627             330          (3,565)
                                                       ---------     -----------     -----------     -----------     -----------
Income before extraordinary item ..................       34,960         119,593         124,618          29,745          34,120
Extraordinary item - gain (loss) on
  extinguishment of Debt, net of tax ..............         (807)           (439)          1,309           1,191            --
                                                       ---------     -----------     -----------     -----------     -----------
Net income ........................................    $  34,153     $   119,154     $   125,927     $    30,936     $    34,120
                                                       =========     ===========     ===========     ===========     ===========
Net income per common share(2) :
     Basic earnings per common share ..............    $    1.98     $      5.74     $      6.39     $      1.73     $      2.02
     Diluted earnings per common share ............         1.83            4.98            5.50            1.69            1.92

Statement of Cash Flows Data:
   Cash provided by operating activities ..........    $  58,737     $   105,548     $   122,141     $    47,872     $    65,251
   Cash provided by (used in) investing activities      (100,120)       (215,087)       (149,202)         39,779         (31,012)
   Cash provided by (used in) financing
     activities ...................................      161,482         135,468          27,308         (82,686)         14,222

Other Financial Data:
   EBITDA(3) ......................................    $  79,730     $   157,341     $   174,293     $    91,977     $    90,537

Balance Sheet Data (at period end):
   Cash and cash equivalents(4) ...................    $ 149,053     $   175,381     $   175,267     $   178,509     $   224,219
   Total assets ...................................      636,455       1,019,801       1,257,975       1,196,991       1,132,730
   Total long-term debt, including current portion       220,452         360,639         474,921         468,493         377,955
   Stockholders' equity ...........................      351,071         474,014         542,782         508,130         552,552

--------------------
(1) In 1998, 1999, and 2000, other income primarily included gains and losses from the sale of marketable securities, derivative transactions, and the sale of investments in 50% or less owned companies. In 2000, other income additionally included a gain upon the sale of shares of Chiles Offshore.

(2) Computations of basic and diluted net income per common share give effect for SEACOR's June 15, 2000 three-for-two stock split.

(3)  As  used  herein,  "EBITDA"  is  operating  income  plus  depreciation  and amortization, amortization of deferred mobilization costs, which is included in marine operating expenses, minority interest in (income) loss of subsidiaries and equity in net earnings of 50% or less owned companies, before applicable income taxes. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the Company's operating performance, or as an alternative to cash flows as a better measure of liquidity.

(4) Cash and cash equivalents excluded restricted cash in 1997, 1998, 1999, and 2000 of $46,983, $69,234, $21,985, and $40,759, respectively, and marketable  securities  in  1996,  1997,  1998,  1999,  and  2000 of  $311,
     $160,440, $194,703, $73,005, and $82,181, respectively.

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

Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of marine vessels, which is closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. The table below sets forth rates per day worked and utilization data for the Company's fleet during the periods indicated.

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
Rates per Day Worked ($):(1)(2)
   Supply and Towing Supply ...................      6,572      5,432      5,163
   Anchor Handling Towing Supply ..............     12,283     11,869     11,410
   Crew .......................................      2,701      2,493      2,645
   Standby Safety .............................      6,620      6,045      5,328
   Utility and Line Handling ..................      1,904      1,691      1,645
   Geophysical, Freight, and Other ............      6,120      5,576      5,341
      Overall Fleet ...........................      4,254      3,929      3,865

Overall Utilization (%):(1)
   Supply and Towing Supply ...................       89.4       69.9       74.7
   Anchor Handling Towing Supply ..............       85.8       73.5       70.7
   Crew .......................................       93.2       83.0       94.3
   Standby Safety .............................       99.5       74.1       79.1
   Utility and Line Handling ..................       91.6       65.9       57.1
   Geophysical, Freight, and Other ............       99.2       55.7       60.4
      Overall Fleet ...........................       91.5       73.1       75.7

--------------------
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed vessels and include vessels bareboat and time chartered-in by the Company.

(2) Revenues for certain of the Company's vessels, primarily its standby safety vessels, are earned in foreign currencies, primarily British Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Since 1994, fleet size has grown significantly from 83 offshore support vessels at December 31, 1994 to 305 offshore support vessels at December 31, 2000. This expansion has been achieved principally through the purchase of offshore support vessels from its competitors, newly constructed vessels, and equity holdings in joint ventures that own offshore support vessels. The Company has also sold many vessels from its fleet, particularly those that were less marketable serving the Company's ordinary operations. Since 1997, proceeds from the sale of certain vessels have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels.

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

7
At various times, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of those managed vessels are not generally included in the Company's operating results, but the Company does recognize a management fee in operating revenue.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are generally lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if vessels owned by the Company are chartered-out. At December 31, 2000, there were 17 vessels bareboat chartered-out, including 7 and 2 vessels operated by the Company's joint ventures and environmental service segment, respectively.

The table below sets forth the Company's fleet structure at the dates indicated.

                                                              At December 31,
                                                          ----------------------
              Fleet Structure                             1998     1999     2000
-----------------------------------------------------     ----     ----     ----
Owned ...............................................      225      222      227
Bareboat and Time Chartered-in ......................       27       28       21
Managed .............................................        4        1        5
Joint Ventures and Pools(1):
    TMM Joint Venture ...............................       17       14       17
    SMIT Joint Venture ..............................       18       15       15
    Pelican Joint Venture ...........................       --       --        7
    Other Joint Ventures ............................        4        6        8
    SEAVEC Pool .....................................        5        4        5
    Avian Fleet Pool (formally,  Saint Fleet Pool)...        7        4       --
                                                          ----     ----     ----
     Overall Fleet ..................................      307      294      305
                                                          ====     ====     ====
--------------------
(1)  See "Item 1. Business - Joint Ventures and Pooling Arrangements."

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

A portion of the Company's revenues and expenses, primarily related to the Company's North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, the percentage of the Company's offshore marine operating revenues derived from foreign operations, whether in U.S. dollars or foreign currencies, approximated 37% in the twelve month period ended December 31, 2000.

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or fiscal year or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the years ended December 31, 1998, 1999, and 2000, drydocking costs totaled $10.8 million, $5.5 million, and $7.3 million, respectively. During those same periods, the Company completed the drydocking of 95, 81, and 80 marine vessels, respectively.

As of December 31, 2000, the average age of vessels owned by the Company was approximately 15.2 years. Excluding the Company's standby safety vessels, the average age of the Company's fleet was approximately 13.9 years. The Company believes that after offshore support vessels have been in service for approximately 25 years (20 years for crewboats and 30 years for certain standby safety vessels), the level of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.

Operating results are also affected by the Company's participation in various joint ventures. The Company has formed or acquired interests in offshore marine joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities, and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet while diversifying the risks and reducing the capital outlays associated with independent fleet expansion. The Company also participates in a logistics joint venture whose mission has been to provide shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations principally in the U.S. Gulf of Mexico. See "Item 1. Business - Joint Ventures and Pooling Arrangements."

The Company actively monitors opportunities to buy and sell offshore support vessels that will maximize the overall utility and flexibility of its fleet. In 2000, the Company acquired (i) 18 standby safety vessels in the Boston Putford transaction, including vessels participating in joint ventures, (ii) a 50% equity interest in a company that owned 6 and bareboat chartered-in 1 crew vessel, (iii) 6 towing supply vessels, and (iv) 2 crew and 1 anchor handling towing supply vessels that were newly constructed. Following year-end, the Company continued fleet expansion with the acquisition of the 6 Plaisance, 2 Rincon, and 24 Cheramie vessels, including 1 under construction. The cost of the Plaisance Marine and Cheramie acquisitions will be allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed, plus amounts of transaction cost and the related deferred tax effect of the acquisition. Should the purchase transaction with Stirling Shipping be concluded, 14 additional vessels will be added to the Company's fleet. In 2000, the Company sold 21 vessels, including 3 that were the subject of leaseback arrangements, and cancelled the bareboat charter-in of 7 vessels. Following year-end, the Company sold 4 additional vessels.

The worldwide offshore rig count in 2000 increased sharply over 1999 following the recovery from the oil price collapse of 1998 and as drilling programs escalated to take advantage of much higher natural gas prices. The number of offshore rigs in operation grew significantly in North America, West Africa, the North Sea, and the Far East. There were approximately 516 offshore rigs in operation worldwide at year-end, representing a 19% increase over the count at the prior year-end. The number of offshore rigs drilling in U.S. Gulf of Mexico deepwater, where water depths exceed 1,000 feet, were at a record high in 2000, according to the Mineral Management Service of the Department of Interior.

With higher commodity prices for oil and gas, many U.S. Gulf of Mexico exploration and production companies have announced increased budgets for exploration and production projects and are expected to increase their capital expenditure programs for 2001. Although day rates for offshore rigs in the North Sea have recently improved, utilization has been steady at approximately 85%. Rig utilization offshore West Africa has risen steadily throughout 2000, and utilization commitments for 2001 appear strong. Deepwater drilling activities offshore West Africa have also been on the rise. Rig utilization in the Far East improved during 2000 and further expansion of offshore activity is expected in the coming year.

In 2000, utilization of the Company's domestic offshore support fleet averaged 77.3%, or 4% higher than in the prior year. Demand improved for supply and towing supply and crew vessels but declined for anchor handling towing supply and utility vessels. In 2000, the average rate per day worked for the Company's domestic fleet was $3,314, or 2% higher than in the prior year. Rates per day worked improved between years for all vessel types except utility and project.

In 2000, utilization of the Company's foreign offshore support fleet averaged 71.2%, or 2% higher than in the prior year. Demand improved for standby safety and crew vessels but declined for supply and towing supply and anchor handling towing supply vessels. In 2000, the average rate per day worked for the Company's foreign fleet was $5,468, or 10% lower than in the prior year. Rates per day worked declined between years for all vessel types with the exception of crew. Rates per day worked for anchor handling towing supply and supply and towing supply vessels have recently improved.

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

In 1996, NRC expanded its coverage area to include the West Coast of the United States through CPA. On November 30, 2000, NRC purchased Crowley Marine's 50% interest in CPA and began a termination process. As of that date, all of CPA's duty of performance under existing contracts was assigned and transferred to NRC. CPA will be dissolved upon completion of the termination process.

Investment in Drilling Services Business

The Company consolidated the reporting of financial information of drill rig operator Chiles Offshore, due to the Company's majority ownership, from its inception in 1997 until the Chiles IPO. On September 22, 2000, Chiles Offshore completed the Chiles IPO. As a consequence, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest has declined below 50%, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method.

Chiles operated as a development stage company from its inception and until July 1999, devoting substantially all its efforts constructing the Rigs, raising capital, and securing contracts for the Rigs. In 1997, Chiles commenced construction of two ultra-premium jackup drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively. Since its delivery and final commissioning in April 2000, Chiles bareboat chartered-in and operated the Tonala.

The number of rigs Chiles operates is a function of rigs delivered to service through its capital expenditure program and rigs placed in operation under charter. Chiles typically operates its rigs on well-to-well contracts that last approximately 30 to 90 days. Presently, Chiles contracts and operates it rigs in the U.S. Gulf of Mexico. Chiles has two rigs under construction, one that is expected to be completed during the second quarter of 2002, and one that is expected to be completed during the third quarter of 2002.

Chiles derives its revenue primarily from drilling contracts to drill wells for oil and gas operators. These drilling contracts typically provide for base dayrates, which may be subject to adjustments based on performance incentives. Fees and expenses for transporting Chiles' rigs between sites are included in revenues and expenses. For the twelve months ended December 31, 2000, utilization was 100% for Chiles' rigs and the effective average dayrate was $56,230. During the available operating days in 1999, Chiles' rigs earned an effective average dayrate of $33,598 and achieved 99.8% utilization. In calculating the effective average dayrates, Chiles divides revenues earned by its rigs during the period by the total number of days in the period. In addition, Chiles' effective average dayrates include any bonuses, which may be triggered by achieving performance and safety targets in some of Chiles' contracts and mobilization revenue.

Rig operating expenses primarily consist of crew, insurance, and repair and maintenance costs.

General  and   administrative   expenses   primarily   consist  of   management,
administration, marketing, finance and legal expenses.

Other Investments

In 1998, the Company acquired an interest in the predecessor of Globe Wireless and now owns approximately 38% of its voting units. Globe Wireless is a provider of advanced marine telecommunication services using satellite and high frequency radio technologies. It owns and operates a worldwide network of high frequency radio stations to offer email, data transfer, and telex services to ships at a much lower cost than competing satellite services. The Company believes that Globe Wireless offers the only such service combining radio, satellite, and internet communications to the maritime community.

In the fourth quarter of 2000, the Company acquired 23 newly constructed barges and SCF. The cost of the SCF acquisition was allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed, plus amounts of transaction costs and the related deferred tax effect of the acquisition.
Goodwill of approximately $1.2 million was recorded in connection with this acquisition and is being amortized to expense over 12 years. At December 31, 2000, the Company owned 66 barges and a 50% interest in a partnership that owned 11 barges and managed 204 barges for third parties.

In addition, the Company, from time to time, makes investments in other related businesses.

Results of Operations

The following table sets forth operating revenue and operating profit for the Company's various business segments for the periods indicated, in thousands of dollars. The table includes the complete operating results of Chiles, the Company's drilling service business segment, until completion of the Chiles IPO on September 22, 2000. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore declined below a majority, and the Company began accounting for its investment in Chiles Offshore under the equity method. The Company evaluates the performance of each operating segment based upon the operating profit of the segment including gains or losses from equipment sales and retirements and the sale of interest in 50% or less owned companies and equity in the net earnings of 50% or less owned companies, but excluding minority interest in income or losses of subsidiaries, net interest, gains or losses from derivative transactions and the sale of marketable securities, gain upon sale of shares of Chiles, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Income" included in Part IV of this Annual Report on Form 10-K excluding corporate expenses and net of certain other income and expense items. The disaggregation of financial results has been prepared using a management approach. Segment assets exclude those considered by the Company to be of a corporate nature. Corporate assets include SEACOR and its wholly owned subsidiaries' unrestricted cash, marketable securities, certain other assets, and property and equipment related to corporate activities. Information disclosed in the table presented below may differ from separate financial statements reported by subsidiaries of the Company due to certain elimination entries required in consolidation.


                                                                                     Corporate
                                              Marine     Environmental   Drilling    and Other           Total
2000                                        ---------    -------------   ---------   ----------       -----------
Operating Revenues -
  External Customers ....................   $ 276,473      $ 24,996      $  37,380    $   1,092(a)    $   339,941
  Intersegment ..........................         458            --             --         (458)               --
                                            ---------      --------      ---------    ---------       -----------
   Total ................................   $ 276,931      $ 24,996      $  37,380    $     634       $   339,941
                                            =========      ========      =========    =========       ===========
Operating Profit ........................   $  33,830      $  3,655      $  14,615    $     200       $    52,300
Gains from Equipment Sales or
   Retirements, net .....................       7,616            13             --           --             7,629
Equity in Net Earnings (Losses) of 50% or
   Less Owned Companies .................        (396)          619            458       (5,667)           (4,986)
Minority Interest in Income of
   Subsidiaries .........................          --            --             --       (3,393)           (3,393)
Net Interest Expense ....................          --            --             --      (10,027)          (10,027)
Derivative Income, net ..................          --            --             --        6,292             6,292
Gains from Sale of Marketable Securities,
   net ..................................          --            --             --        7,562             7,562
Gain upon Sale of Shares of Chiles ......          --            --             --        4,023             4,023
Corporate Expenses ......................          --            --             --       (6,121)           (6,121)
Income Taxes ............................          --            --             --      (19,159)          (19,159)
                                            ---------      --------      ---------    ---------       -----------
   Income (Loss) before Extraordinary
    Item.................................   $  41,050      $  4,287      $  15,073    $ (26,290)      $    34,120
                                            =========      ========      =========    =========       ===========
Investments, at Equity, and Receivables
   from 50% or Less Owned Companies .....   $  43,078      $    432      $  68,122    $  26,062       $   137,694
Other Segment Assets ....................     635,208        29,516             --       20,267           684,991
                                            ---------      --------      ---------    ---------       -----------
Subtotal Segment Assets .................     678,286        29,948         68,122       46,329           822,685
Corporate ...............................          --            --             --      310,045           310,045
                                            ---------      --------      ---------    ---------       -----------
   Total Assets..........................   $ 678,286      $ 29,948      $  68,122    $ 356,374       $ 1,132,730
                                            =========      ========      =========    =========       ===========
Depreciation and Amortization ...........   $  41,936      $  4,005      $   5,144    $     104       $    51,189
=================================================================================================================

1999
Operating Revenues -
  External Customers ....................   $ 258,177      $ 22,659      $   7,651    $     938 (b)   $   289,425
  Intersegment ..........................         528           161             --         (689)               --
                                            ---------      --------      ---------    ---------       -----------
   Total ................................   $ 258,705      $ 22,820      $   7,651    $     249       $   289,425
                                            =========      ========      =========    =========       ===========
Operating Profit (Loss) .................   $  46,158      $  4,801      $    (585)   $     144       $    50,518
Gains from Equipment Sales or
Retirements, net ........................       1,661            16             --           --             1,677
Loss from Sale of Interest in a 50% or
Less Owned Company ......................         (72)           --             --           --               (72)
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies ..................       4,906           814             --       (3,107)            2,613
Minority Interest in Loss of Subsidiaries          --            --             --        1,148             1,148
Net Interest Expense ....................          --            --             --       (1,835)           (1,835)
Derivative Losses, net ..................          --            --             --       (1,323)           (1,323)
Losses from Sale of Marketable
Securities, net..........................          --            --             --         (279)             (279)
Corporate Expenses ......................          --            --             --       (5,169)           (5,169)
Income Taxes ............................          --            --             --      (17,533)          (17,533)
                                            ---------      --------      ---------    ---------       -----------
   Income (Loss) before Extraordinary
    Item.................................   $  52,653      $  5,631      $    (585)   $ (27,954)      $    29,745
                                            =========      ========      =========    =========       ===========
Investments, at Equity, and Receivables
   from 50% or Less Owned Companies .....   $  41,989      $  1,288      $      --    $  33,999       $    77,276
Other Segment Assets ....................     621,197        27,650        199,294           --           848,141
                                            ---------      --------      ---------    ---------       -----------
   Subtotal Segment Assets ..............     663,186        28,938        199,294       33,999           925,417
Corporate ...............................          --            --             --      271,574           271,574
                                            ---------      --------      ---------    ---------       -----------
   Total Assets .........................   $ 663,186      $ 28,938      $ 199,294    $ 305,573       $ 1,196,991
                                            =========      ========      =========    =========       ===========
Depreciation and Amortization ...........   $  34,936      $  3,815      $   2,478    $      53       $    41,282
=================================================================================================================

                                                                                     Corporate
                                              Marine     Environmental   Drilling    and Other           Total
1998                                        ---------    -------------   ---------   ----------       -----------
Operating Revenues --
  External Customers ....................   $ 359,611       $ 26,180    $    --        $    --         $   385,791
  Intersegment ..........................        --             --           --             --                --
                                            ---------       --------    ---------      ---------       -----------
   Total ................................   $ 359,611       $ 26,180    $    --        $    --         $   385,791
                                            =========       ========    =========      =========       ===========
Operating Profit (Loss) .................   $ 127,403       $  4,479    $    (823)     $    --         $   131,059
Gains from Equipment Sales or
   Retirements, net .....................      38,227            111         --             --              38,338
Gain from Sale of Interest in a 50% or
   Less Owned Company ...................       1,197           --           --             --               1,197
Equity in Net Earnings of 50% or Less
   Owned Companies ......................      13,657            554         --             --              14,211
Minority Interest in Income of
   Subsidiaries .........................        --             --           --           (1,612)           (1,612)
Net Interest Income .....................        --             --           --            2,548             2,548
Derivative Income, net ..................        --             --           --            3,273             3,273
Gains from Sale of Marketable Securities,
   net ..................................        --             --           --            1,827             1,827
Corporate Expenses ......................        --             --           --           (5,344)           (5,344)
Income Taxes ............................        --             --           --          (60,879)          (60,879)
                                            ---------       --------    ---------      ---------       -----------
    Income (Loss) before Extraordinary
      Item ..............................   $ 180,484       $  5,144    $    (823)     $ (60,187)      $   124,618
                                            =========       ========    =========      =========       ===========
Investments, at Equity, and Receivables
  from 50% or Less Owned Companies ......   $  54,954       $    524    $    --        $    --         $    55,478
Other Segment Assets ....................     770,614         29,103      177,832           --             977,549
                                            ---------       --------    ---------      ---------       -----------
  Subtotal Segment Assets ...............     825,568         29,627      177,832           --           1,033,027
Corporate ...............................        --             --           --          224,948           224,948
                                            ---------       --------    ---------      ---------       -----------
    Total Assets ........................   $ 825,568       $ 29,627      177,832      $ 224,948       $ 1,257,975
                                            =========       ========    =========      =========       ===========
Depreciation and Amortization ...........   $  32,534       $  3,846           56      $      13       $    36,449
=================================================================================================================

(a) Revenues attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

(b) Revenues attributable to the Company's telecommunications business that was acquired in April 1999 and sold in July 1999.

Revenues and operating profits attributed to geographic areas were based upon the country of domicile for offshore marine and drilling service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented in thousands of dollars for the years ended December 31.

                               United                       United        Other
                                States         Nigeria      Kingdom       Foreign        Total
                              ------------   -----------   -----------   -----------   -----------
2000:
Revenue:
  Offshore Marine..........    $ 175,011       $ 15,544      $ 39,565     $  46,811     $ 276,931
  Environmental............       23,816             --            --         1,180        24,996
  Drilling.................       37,380             --            --            --        37,380
  Other....................          634             --            --            --           634
                              ------------   -----------   -----------   -----------   -----------
                               $ 236,841       $ 15,544      $ 39,565     $  47,991     $ 339,941
                              ============   ===========   ===========   ===========   ===========
Operating Profit:
  Offshore Marine..........    $  36,507       $ (4,626)     $ (3,917)    $   5,866     $  33,830
  Environmental............        3,293             --            --           362         3,655
  Drilling.................       14,615             --            --            --        14,615
  Other....................          200             --            --            --           200
                              ------------   -----------   -----------   -----------   -----------
                               $  54,615       $ (4,626)     $ (3,917)    $   6,228     $  52,300
                              ============   ===========   ===========   ===========   ===========
Long-Lived Assets:
  Offshore Marine..........      277,294         40,119        47,898       136,396       501,707
  Environmental............       10,764             --            --           248        11,012
  Drilling.................            -             --            --            --            --
  Other....................       14,359             --            --            --        14,359
                              ------------   -----------   -----------   -----------   -----------
                               $ 302,417       $ 40,119      $ 47,898     $ 136,644     $ 527,078
==================================================================================================

1999:
Revenue:
  Offshore Marine..........    $ 156,663       $ 19,324      $ 24,610     $  58,108     $ 258,705
  Environmental............       22,110             --            33           677        22,820
  Drilling.................        7,651             --            --            --         7,651
  Other....................          249             --            --            --           249
                              ------------   -----------   -----------   -----------   -----------
                               $ 186,673       $ 19,324      $ 24,643     $  58,785     $ 289,425
                              ============   ===========   ===========   ===========   ===========
Operating Profit:
  Offshore Marine..........       40,291         (5,237)         (755)       11,859        46,158
  Environmental............        4,604             --            30           167         4,801
  Drilling.................         (585)            --            --            --          (585)
  Other....................          144             --            --            --           144
                              ------------   -----------   -----------   -----------   -----------
                               $  44,454       $ (5,237)     $   (725)    $  12,026     $  50,518
                              ============   ===========   ===========   ===========   ===========
Long-Lived Assets:
  Offshore Marine..........      346,573         40,486        33,083        91,328       511,470
  Environmental............       11,836             --            --           194        12,030
  Drilling.................      191,697             --            --            --       191,697
  Other....................           --             --            --            --            --
                              ------------   -----------   -----------   -----------   -----------
                               $ 550,106       $ 40,486     $  33,083     $  91,522     $ 715,197
==================================================================================================
                                United                       United        Other
                                States         Nigeria       Kingdom       Foreign        Total
                              ------------   -----------   -----------   -----------   -----------
1998:
Revenue:
  Offshore Marine..........    $ 209,434       $ 30,593      $ 28,465     $  91,119     $ 359,611
  Environmental............       25,217             62            59           842        26,180
  Drilling.................           --             --            --            --            --
                              ------------   -----------   -----------   -----------   -----------
                               $ 234,651       $ 30,655      $ 28,524     $  91,961     $ 385,791
                              ============   ===========   ===========   ===========   ===========
Operating Profit:
  Offshore Marine..........       82,100          6,516         5,097        33,690       127,403
  Environmental............        4,477             42            34           (74)        4,479
  Drilling.................         (823)            --            --            --          (823)
                              ------------   -----------   -----------   -----------   -----------
                               $  85,754       $  6,558      $  5,131     $  33,616     $ 131,059
                              ============   ===========   ===========   ===========   ===========
Long-Lived Assets:
  Offshore Marine..........      393,566         47,257        31,416       139,124       611,363
  Environmental............       13,085             --            --           119        13,204
  Drilling.................          294             --            --            --           294
                              ------------   -----------   -----------   -----------   -----------
                               $ 406,945       $ 47,257      $ 31,416     $ 139,243     $ 624,861
==================================================================================================

Comparison of Fiscal Year 2000 to Fiscal Year 1999

Offshore Marine Services

Operating Revenues. The Company's offshore marine service segment's operating revenues increased $18.2 million, or 7%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Operating revenues rose due primarily to the acquisition of the Boston Putford standby safety vessel fleet, the consolidation of ELI's financial results with those of the Company, and the entry into service of vessels both constructed for and chartered-in by the Company. These increases were offset by a decline in operating revenues between comparable periods due primarily to lower utilization and rates per day worked, the sale of vessels, and an increase in the number of vessels bareboat chartered-out.

The construction, acquisition, and bareboat charter-in of 17 standby safety (the Boston Putford fleet), 6 supply and towing supply, 6 crew, 4 anchor handling towing supply, and 2 utility vessels resulted in a $33.9 million increase in operating revenues. During December 1999, the Company acquired a majority ownership interest in ELI, a provider of logistics services that include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. From December 1999, the financial condition, results of operations, and cash flows of ELI are reflected in the Company's consolidated financial statements. Prior to that date, the Company reported its interest in ELI as an investment in a 50% or less owned company that was accounted for under the equity method. Operating revenues rose by $11.9 million between years due to the consolidation of ELI with the Company.

Lower utilization resulted in an approximate $4.4 million decline in operating revenues. Demand declined for the Company's U.S. anchor handling towing supply and utility, North Sea standby safety, and West African and Other Foreign supply and towing supply vessels. Additionally, three U.S. anchor handling towing supply vessels were removed from service for emergency repairs. These declines were offset by the improvement in utilization of the Company's U.S. crew and supply and towing supply, West African anchor handling towing supply and crew, and Other Foreign anchor handling towing supply fleets.

Lower rates per day worked resulted in an approximate $9.2 million decline in operating revenues. Rates per day worked declined in the Company's U.S. and West African anchor handling towing supply and its North Sea standby safety and supply and towing supply fleets. Revenues additionally declined due to lower rates per day worked in the Company's U.S. utility, West African supply and towing supply, and Other Foreign anchor handling towing supply and supply and towing supply fleets. These declines were offset by an improvement in rates per day worked earned by the Company's U.S. crew and supply and towing supply fleets.

The sale and charter-in expiration of 12 utility, 11 supply and towing supply, 7 anchor handling towing supply, 7 crew, 2 standby safety and 1 project vessel resulted in a $11.6 million decline in operating revenues. Operating revenues also declined $3.1 million as certain vessels previously operated by the Company have been bareboat chartered-out.

The Company's fleet's average rate per day worked rose $612, or 17%, from the first to the fourth quarter of 2000. Rates per day worked improved significantly for the Company's domestic and foreign fleet of supply and towing supply and crew vessels. The Company's fleet's utilization rose by 13% to 78.8% from the first to the fourth quarter of 2000. Demand for foreign and domestic vessels improved over 31% and 7%, respectively. Utilization improved due primarily to a rise in demand for foreign and domestic supply and towing supply and domestic anchor handling towing supply vessels and the acquisition of the Boston Putford North Sea standby safety fleet that is highly utilized.

Operating Profit. The Company's offshore marine segment's operating profit declined $12.3 million, or 27%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to those factors adversely affecting operating revenues as outlined above. Operating profits also declined due to higher operating expenses that resulted from (i) emergency repairs performed on 3 large anchor handling towing supply vessels, (ii) drydocking 4 laid-up vessels for return to active service, (iii) an increase in personal injury claim costs, (iv) rising per average employee health care costs, (v) enhanced training programs primarily in support of seamen's need to meet the certification requirements pursuant to the
International Convention on Standards of Training, Certification, and Watchkeeping for Seafarers, and (vi) a greater number of main engine overhauls. At December 31, 2000, the Company had 33 vessels out of service, including 26 that require drydocking prior to re-entering operations. The removal of vessels from service resulted primarily from weak demand and low rates per day worked for the Company's U.S. Gulf of Mexico utility fleet. In September 2000, the Company increased wages paid to seamen working domestically in response to competition for qualified personnel.

Gains from Equipment Sales or Retirements, Net. Net gains from equipment sales increased $6.0 million, or 359%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Nine supply and towing supply, 8 utility, 2 standby safety, 1 crew, and 1 anchor handling towing supply vessel were sold in 2000, whereas, 11 crew, 1 anchor handling towing supply, and 2 utility vessels were sold in 1999. Gains rose between years due to an increase in more valuable vessel sales and a decline in deferred sale profits pursuant to sale-leaseback transactions. In accordance with generally accepted accounting principles, gains realized in sale-leaseback transactions are deferred in certain circumstances and amortized to income as reductions in rental expense over the applicable lease terms.

Equity in Net Earnings (Losses) of 50% or Less Owned Companies. Equity losses were $0.4 million in the twelve month period ended December 31, 2000, whereas, equity earnings were $4.9 million in the comparable period of the prior year. Joint venture operating results declined between years due primarily to reduced profits of the TMM Joint Venture and the SMIT Joint Ventures. Reduced profits in the TMM Joint Venture resulted primarily from an increase in reserves for doubtful accounts receivable and estimated income tax expenses recorded in prior periods and lower rates per day worked earned by the venture's fleet. A vessel sale and the termination of one chartered-in vessel by the SMIT Joint Ventures also resulted in reduced profits.

Environmental Services

Operating Revenues. The environmental business segment's operating revenues increased $2.2 million, or 10%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to an increase in the number and severity of oil spills managed by the Company that was partially offset by a decline in retainer revenues.

Operating Profit. The environmental business segment's operating profit decreased $1.1 million, or 24%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Operating expenses rose between years due to the addition of a marine operating base in St. Croix and higher drydocking expenses. The expansion of operations in the Caribbean was pursuant to a 10-year contract with a major customer. Operating results also fell due to a decline in revenue from retainer services.

Equity in Net Earnings (Losses) of 50% or Less Owned Companies. Equity earnings decreased $0.2 million, or 24%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to a decrease in the severity of oil spills managed by CPA. On November 30, 2000, NRC purchased Crowley Marine's 50% interest in CPA and began a termination process. As of that date, all of CPA's duty of performance under existing contracts was assigned and transferred to NRC. CPA will be dissolved upon completion of the termination process.

Drilling Services

Operating Revenues. The drilling business segment's operating revenues increased $29.7 million, or 389%, in the period from January 1, 2000 through September 21, 2000, the last date of operation prior to the Company's deconsolidation of Chiles, compared to the twelve month period ended December 31, 1999. The Chiles Columbus was placed in service during June 1999 and the Chiles Magellan was placed in service during November 1999. Prior to such time, and since its inception, Chiles had not engaged in operations other than managing construction of the Rigs and related matters. Revenues also increased due to the commencement of operations in April 2000 of the Tonala and improvement in rates per day worked.

Operating Profit. In the period from January 1, 2000 through September 21, 2000, the last date of operation prior to the Company's deconsolidation of Chiles, the drilling business segment's operating profits were $14.6 million, whereas, in the twelve month period ended December 31, 1999, the drilling business segment incurred operating losses of $0.6 million. The improvement in operating results between years was due primarily to the factors affecting operating revenues as outlined above.

As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3% and consequently, because its ownership interest declined below 50%, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows. As of September 22, 2000, the Company began accounting for its interest in Chiles Offshore using the equity method.

Other

Equity in Net Earnings (Losses) of 50% or Less Owned Companies. Equity losses in the twelve month period ended December 31, 2000 and December 31, 1999 resulted from the Company's recognition of its share of the operating losses of Globe Wireless. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began recording its proportionate share of the operating results of Globe Wireless during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe Wireless at cost. Current and prior year results included $0.5 million and $0.2 million, respectively, of equity earnings from a bulk carrier joint venture. In 2000, the bulk carrier joint venture recognized a gain from the sale of a construction contract for a Handymax Dry-Bulk ship in which the Company's equity interest totaled $0.5 million.

Minority Interest in Income (Loss) of Subsidiaries. The Company reported minority interest in $3.4 million of income in 2000 and $1.1 million of losses in 1999 that primarily related to the business activities of Chiles. Chiles was not profitable until 2000 following the commencement of rig operations in June 1999.

Net Interest Expense. Net interest expense rose $8.2 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Interest expense rose due primarily to a decline in interest capitalized after substantial completion of the Company's offshore marine vessel and Chiles' rig construction programs in 1999 and indebtedness incurred with respect to the purchase of two vessels. This increase was partially offset by lower interest expense resulting primarily from reduced indebtedness following the deconsolidation of

Chiles and the entry into swap agreements. Interest income declined also due to the Chiles deconsolidation and as a result of the exchange of certain notes receivable for equity holdings in Globe Wireless. During the twelve months of 2000 and 1999, the Company capitalized interest of $0.6 million and $9.8 million, respectively, with respect to the construction of the Rigs and offshore marine vessels.

Derivative Income (Loss), Net. In the twelve month period ended December 31, 2000, the Company recognized net derivative income of $6.3 million, whereas, in the twelve month period ended December 31, 1999, the Company recognized net derivative losses of $1.3 million. In September 2000, Chiles Offshore purchased and redeemed substantially all of its then outstanding Chiles 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") with proceeds from the Chiles IPO, which resulted in the termination of certain swap agreements entered into by the Company with respect to those Notes, and as a further result, the Company recognized derivative income of $6.6 million. Net derivative losses were also incurred in 2000 and 1999 from commodity price hedging arrangements in which the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeded the contract prices for various natural gas and crude oil positions. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion.

Gains (Losses) from Sale of Marketable Securities, Net. In the twelve month period ended December 31, 2000, the Company realized net gains from the sale of marketable securities of $7.6 million, whereas, in the twelve month period ended December 31, 1999, the Company recognized net losses from the sale of marketable securities of $0.3 million. Net gains in 2000 resulted primarily from the sale of equity securities during periods when the market values were greater than those at the dates of purchase. These gains were partially offset by losses realized from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase. Net losses in 1999 resulted primarily from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase.

Corporate Expenses. In the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999, corporate expenses increased $1.0 million due primarily to an increase in wage and related benefit costs.

Comparison of Fiscal Year 1999 to Fiscal Year 1998

Offshore Marine Services

Operating Revenue. The Company's offshore marine service segment's operating revenues decreased $100.9 million, or 28%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to lower utilization and rates per day worked and the sale of vessels. The adverse effect of reduced drilling and production support activities due to declines in oil and gas prices was partially offset by an increase in operating revenues resulting from the entry into service of vessels both constructed for and chartered-in by the Company.

Operating revenues declined approximately $71.2 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due to lower vessel utilization. Demand for all classes of the Company's U.S. Gulf of Mexico fleet was adversely affected and declines in demand for its supply and towing supply and utility vessels were particularly significant. The Company's domestic fleet utilization ranged from 68.9% to 79.0% throughout 1999 and averaged 75.4% in December, whereas, in 1998, utilization ranged from 82.8% to 97.2%. Utilization of the Company's offshore West Africa supply and towing supply and anchor handling towing supply, North Sea standby safety, and Far East and Other Foreign regions anchor handling towing supply and supply and towing supply vessels also declined. Utilization of the Company's vessels operating offshore West Africa was 84.9% in 1998 compared to 60.9% in 1999. North Sea standby safety vessel utilization was 99.5% in 1998 compared to 74.1% in 1999, and in the Far East and Other Foreign regions, utilization declined from 85.6% in 1998 to 76.0% in 1999.

Operating revenues declined approximately $32.8 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due to declines in rates per day worked of the Company's worldwide fleet. Approximately 60% of the decrease resulted from lower rates per day worked of the Company's domestic fleet of supply and towing supply, crew, and utility vessels. Rates per day worked of the Company's domestic supply and towing supply vessels declined sharply, averaging $7,000 during the first quarter of 1998 compared to $4,275 in the fourth quarter of 1999. Rates per day worked also declined for the Company's offshore West Africa anchor handling towing supply and supply and towing supply, Far East and Other Foreign anchor handling towing supply, and North Sea standby safety and supply and towing supply vessels.

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

Operating Profit. The Company's offshore marine business segment's operating profit declined $81.2 million, or 64%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to those factors adversely affecting operating revenues outlined above. Operating profits were also adversely affected between comparable years due to an increase in foreign currency translation losses resulting from the revaluation of Dutch Guilder cash deposits during periods of a strengthening U.S. dollar. At December 31, 1999, weak demand and low rates per day worked resulted in the Company removing 46 vessels from service, including 27 that require drydocking prior to re-entering operation. The vessels removed from service were primarily from the utility fleet that operated in the U.S. Gulf of Mexico. Performance based compensation expense for administrative personnel declined between comparable years in response to declining profits. Operating costs also declined between years, as bad debt expenses recognized in 1998 did not recur in 1999 and the Company recovered certain receivables written-off in prior periods.

Gains from Equipment Sales or Retirements, Net. Net gains from equipment sales and retirements decreased $36.6 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due to fewer and less valuable vessel sales. In the twelve month period ended December 31, 1999, the Company sold 14 vessels, whereas, during the fiscal year 1998, the Company sold 34 vessels. During 1999, the Company sold 11 crew, 2 utility, and 1 anchor handling towing supply vessel. In 1998, 8 towing supply, 8 anchor handling towing supply, 7 utility, 6 supply, and 5 crew vessels were sold. Of the vessels sold in 1999 and 1998, 5 and 11, respectively, were subsequently bareboat chartered-in pursuant to sale-leaseback transactions, and certain of the gains realized from those sales were deferred and are being credited to income as reductions in rental expense over the life of the respective bareboat charters.

Equity in Net Earnings (Losses) of 50% or Less Owned Companies. Equity earnings declined $8.8 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to:
(i) reduced drilling and production activities that resulted from declines in oil and gas prices, (ii) lower gains from less valuable vessel sales, (iii) reduced fleet size in the SMIT Joint Ventures resulting from vessel sales, and
(iv) increased trade accounts receivable bad debt reserves with respect to customers of the TMM Joint Venture.

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

Environmental Services

Operating Revenue. The environmental service segment's operating revenues decreased $3.4 million, or 13%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998. The decrease was due primarily to a decline in the number and severity of oil spills managed by the Company and reduced retainer revenues that resulted from the loss of a large customer.

Operating Profit. The environmental service segment's operating profit increased $0.3 million, or 7%, in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998. Declines in operating revenues were offset by the Company's reduction in operating and general and administrative expenses.

Equity in Net Earnings (Losses) of 50% or Less Owned Companies. Equity earnings increased $0.3 million in the twelve month period ended December 31, 1999 compared to the twelve month period ended December 31, 1998 due primarily to an increase in the oil spill response activities of CPA.

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

Other

Equity in Net Earnings (Losses) of 50% or Less Owned Companies. Equity losses in the twelve month period ended December 31, 1999 resulted primarily from the Company's recognition of its share of the operating losses of Globe Wireless. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began recording its proportionate share of the operating results of Globe Wireless during the second quarter of 1999. Prior to this time, the Company carried its investment in Globe Wireless at cost.

Net Interest Income (Expense). In the twelve month period ended December 31, 1999, the Company incurred net interest expense, whereas, in comparable periods of 1998, the Company realized net interest income. Between comparable periods, funds invested in interest bearing securities declined due primarily to the Company's use of cash for the purchase of property and equipment, Common Stock, and the retirement of certain indebtedness. The decrease in interest income was partially offset by a decline in interest costs that resulted primarily from the Company's debt repurchase program and entry into swap agreements. See "Liquidity and Capital Resources - Stock and Debt Repurchase Program and Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Derivative Income (Loss), Net. In the twelve month period ended December 31, 1999, the Company recognized a net loss of $1.3 million from commodity price hedging arrangements, whereas, in the twelve month period ended December 31, 1998, the Company recognized a net gain of $3.3 million. In 1999, the net loss was due primarily to the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") exceeding the contract prices for various natural gas and crude oil positions; whereas, during 1998, the net gain was due primarily to the contract prices exceeding the settlement prices quoted on the NYMEX for various natural gas positions. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of the Company's commodity price hedging arrangements.

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

General

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

The Company's cash flow levels and operating revenues will be determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine vessels and retainer, spill response, and consulting activities of the Company's environmental service business. The volatility of oil and gas prices, the level of offshore production and exploration activity, and other factors beyond the Company's control will directly affect the Company's marine service business.

Cash and Marketable Securities

At December 31, 2000, the Company's cash and investments in marketable securities totaled $347.2 million, including $224.2 million of unrestricted cash and cash equivalents, $82.2 million of investments in marketable securities, and $40.8 million of restricted cash. The Company's cash and investments in marketable securities increased $73.7 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. See "Cash Generation and Deployment" below.

Restricted cash at December 31, 2000 is intended for use in defraying costs to construct offshore support vessels for the Company. At December 31, 2000, the Company had funded $10.9 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts.

In the years 1997 through 2000, the Company deposited proceeds from the sale of certain offshore support vessels into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore marine vessels not be delivered prior to expiration of the applicable six month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. The Company has also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration. Funds must be committed for expenditure within three years or be released for the Company's general use. Gains from vessel sales previously deferred would become immediately taxable upon release to the Company, for general use, of sale proceeds that were deposited into joint depository construction reserve fund accounts.

In 1998, net proceeds from the sale of the Chiles 10.0% Notes were deposited into escrow accounts in accordance with certain escrow agreements between Chiles and U.S. Bank Trust National Association, as Escrow Agent. The use of these funds was limited to (i) partially funding the construction of the Rigs, (ii) paying interest on the Chiles 10.0% Notes through the first two semi-annual interest payment dates, and (iii) providing working capital. At December 31, 1999, the net proceeds from the sale of the Chiles 10.0% Notes had been expended in accordance with the terms of the escrow agreements.

Investments in marketable securities at December 31, 2000 were primarily comprised of debt securities issued by the U.S. Government and also included equity securities, corporate debt securities, debt securities of states of the United States, and debt securities of the government of the United Kingdom. Of the Company's investments in debt securities, approximately 78% have contractual maturities of five years or less.

Cash Generation and Deployment

Cash flow provided from operating activities during the twelve month period ended December 31, 2000 totaled $65.3 million and increased $17.4 million, or 36%, from the prior year due primarily to the commencement of rig operations by Chiles and the improvement in cash flow from changes in working capital. This increase was partially offset by a decline in the Company's marine service segment's operating profit.

In the twelve month period ended December 31, 2000, the Company generated $195.5 million from investing and financing activities. Available-for-sale securities were sold for $90.3 million. Twenty-one offshore support vessels were sold for $56.8 million. Proceeds, including cash collateral, of $19.5 million were received upon the termination of certain SEACOR swap agreements in connection with Chiles Offshore's purchase and redemption of substantially all of the Chiles 10.0% Notes. Chiles Offshore completed an offering of membership interests and the Company realized $17.7 million, net of offering costs.
Dividends received from 50% or less owned companies totaled $9.0 million, including $5.0 million distributed by a SMIT Joint Venture that has adopted a plan of liquidation. Additional cash was generated primarily from the repayment of notes due from 50% or less owned companies.

In the twelve month period ended December 31, 2000, the Company used $212.3 million in its investing and financing activities. Capital expenditures for property and equipment, primarily related to rig and barge construction and the acquisition and construction of offshore marine vessels, totaled $73.8 million. Marketable securities were acquired for $60.7 million. Restricted cash balances rose by $18.8 million as deposits into vessel joint depository construction reserve fund accounts exceeded withdrawals into such accounts generated from the sale of equipment. Chiles Offshore repaid $15.0 million of outstanding indebtedness borrowed under its bank facility. The Company paid $15.0 million primarily to acquire Boston Putford (net of cash acquired) and the majority of Vector's equity interest in the VEESEA Joint Venture. The deconsolidation of Chiles resulted in an $11.7 million reduction in cash balances. Investments in and advances to 50% or less owned companies totaled $7.1 million and related primarily to organizing the Pelican Joint Venture. SEACOR Securities (hereinafter defined) were repurchased pursuant to the Stock and Debt Repurchase Program for $4.8 million. Additional cash was used primarily for the scheduled repayments of outstanding indebtedness and the settlement of certain derivative transactions.

Capital Expenditures

Property and equipment capital expenditures totaled $226.8 million, $140.5 million, and $73.8 million in 1998, 1999, and 2000, respectively. Property additions in each of those years included the Company's acquisition, construction, and improvement of offshore support vessels. Capital expenditures in 1998 and 1999 included cost to construct Rigs and

2000 also included cost to construct barges. The offshore marine service segment's construction program that began in 1996 reflects the Company's commitment to serve the offshore oil and gas industry with equipment it believes is well suited for deep water drilling and production activities.

At December 31, 2000, the Company was committed to the construction of 8 offshore support vessels at an approximate aggregate cost of $43.1 million of which $6.3 million had been expended. Following year-end, the Company completed three separate transactions that increased its fleet size by 32 vessels, including a vessel presently under construction with delivery scheduled for April 2001. The aggregate consideration paid in these three transactions was $102.5 million, including $85.0 million in cash, the assumption of $14.3 million of debt, and the issuance of Common Stock valued at $3.2 million at the time of the purchase agreement. See "Item 1. Business - Offshore Marine Services" for additional discussion. Following year-end, the Company also committed to the construction of 2 additional offshore support vessels and 60 barges for an aggregate cost of $21.4 million. The offshore support vessels are expected to enter service over the next two years and the barges are expected to enter service in 2001. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. On March 6, 2001, SEACOR and Stirling Shipping signed a letter of intent for SEACOR to acquire all of the issued share capital of Stirling Shipping and certain subsidiaries. Through its acquisition of Stirling Shipping, SEACOR will acquire 12 vessels and contracts for the construction of 2 new vessels that are scheduled for delivery during the first half of 2002. Purchase consideration is estimated to total (pound)58.0 million ($85.1 million based on exchange rates in effect at March 6, 2001) and will be payable approximately 50% in cash, 20% in shares of Common Stock, 30% in the form of promissory notes. Stirling Shipping's long term debt is projected to be (pound)38.3 million at closing ($56.2 million based on exchange rates in effect on March 6, 2001). Through its acquisition of Stirling Shipping, SEACOR will acquire 12 vessels all currently operating in the North Sea and contracts for the construction of 2 new vessels. Of the 12 vessels, 9 are supply vessels and 3 are anchor handling towing supply vessels. The new construction contracts are for two 15,000 bhp anchor handling towing supply vessels at a total cost of approximately (pound)31.6 million ($46.4 million based on exchange rates in effect on March 6, 2001). The vessels will be built in the UK and are scheduled for delivery during the first half of 2002.

In 1999, joint venture corporations in which the Company owns a 50% equity interest committed to the construction of two Handymax Dry-Bulk ships. During the third quarter of 2000, one of the two construction contracts was sold. A commitment remains to complete the construction of the remaining ship for an approximate cost of $19.5 million, 75% of which is expected to be financed from external sources. The ship presently under construction is expected to enter service in 2001. In 2001, the Company and its dry-bulk business partners sold and bareboat chartered back a 1990 built Handymax Dry-bulk ship, the only dry-bulk vessel operated since commencement of this business venture in 1998.

The Company may make selective acquisitions of offshore support vessels or barges, fleets of offshore support vessels or barges, oil spill response equipment, or expand the scope and nature of its environmental and logistics services, or invest in businesses related to its existing operations. The Company also may upgrade or enhance its offshore support vessels or construct offshore support vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness, shares of Common Stock, or the Company's preferred stock.

Credit Facilities

Under the terms of the DnB Credit Facility that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount (as such amount may be adjusted, the "Maximum Committed Amount") under unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to EBITDA, as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At December 31, 2000, there were outstanding letters of credit issued by Den norske Bank ASA ("DnB") on behalf of the Company totaling $5.5 million and the amount available for future borrowings under the DnB Credit Facility totaled $80.9 million.

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

At December 31, 2000, the Company had outstanding $147.5 million aggregate principal amount of its 7.2% Senior Notes Due September 15, 2009 (the "7.2% Notes"). Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 7.2% Notes were issued under an indenture that contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person.

At December 31, 2000, the Company had outstanding $181.6 million aggregate principal amount of its 5 3/8% Convertible Subordinated Notes Due November 15, 2006 (the "5 3/8% Notes") that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the repurchase date. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in 2001.

Following December 31, 2000, the Company called for redemption $50.0 million of the $181.6 million in aggregate principal amount outstanding of the 5 3/8% Notes. Together with certain privately negotiated transactions, the call resulted in the redemption of $85.2 million of the 5 3/8% Notes in exchange for 1,965,145 shares of Common Stock and $0.1 million of the 5 3/8% Notes for approximately $0.1 million. On March 8, 2001, the Company announced that it has called for redemption on April 9, 2001, $50.0 million of the 5 3/8% Notes. The redemption price would be $1,029.90 per $1,000 principal amount of notes plus accrued interest from November 15, 2000 to the redemption date. Holders of notes being called would be able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes until the close of business on April 6, 2001. SEACOR has entered into a standby agreement with Credit Suisse First Boston ("Credit Suisse") under which Credit Suisse has agreed, subject to certain conditions, to purchase from the Company the shares of Common Stock that otherwise would have been delivered upon conversion of up to $50.0 million aggregate principal amount of the notes that are subject to the call but are not converted. The Company would use those proceeds to redeem notes that are called for redemption but not converted.

Capital Structure

At December 31, 2000, the Company's capital structure was comprised of $380.5 million in long-term debt (including current portion) and $552.6 million in stockholders' equity. Long-term debt declined $88.0 million from the prior fiscal year-end due primarily to the deconsolidation of Chiles, Chiles Offshore's repayment of $15.0 million borrowed under its bank facility, and the Company's regularly scheduled repayment of outstanding indebtedness. This decline in long-term debt was partially offset by the issuance of fixed coupon notes in connection with the acquisition of Boston Putford. Stockholders' equity rose due primarily to an increase in retained earnings of $34.1 million from net income. Stockholders' equity also rose $10.0 million due to the issuance of Common Stock from treasury in connection with the acquisitions of SCF and Boston Putford, $1.7 million due to other comprehensive income that resulted primarily from unrealized gains on available-for-sale securities, and $1.3 million due to the amortization of restricted stock. These increases were partially offset by a $4.8 million decline resulting from the Company's repurchase of Common Stock.

On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend distributed on June 15, 2000. Shareholders of record as of June 2, 2000 received one additional share of Common Stock for every two shares they owned on that date; 7,137,801 shares were distributed.

Stock and Debt Repurchase Program

In March 2000, SEACOR's Board of Directors increased its previously announced securities repurchase authority by $15.0 million. The securities covered by this repurchase program (the "Stock and Debt Repurchase Program") include Common Stock, the 5 3/8% Notes, the 7.2% Notes, and the Chiles 10.0% Notes (collectively, the "SEACOR Securities"). Repurchases of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. In the twelve month period ended December 31, 2000, the Company acquired 154,400 shares of Common Stock (after adjustment for the stock split) and $0.01 million principal amount of the Chiles 10.0% Notes for an aggregate cost of $4.8 million. At December 31, 2000, the Company had approximately $36.9 million of available authority for the repurchase of additional SEACOR Securities. Due to the decline in the Company's ownership interest of Chiles Offshore, resulting from the Chiles IPO, the Chiles 10.0% Notes will no longer be considered SEACOR Securities and is no longer subject to the announced repurchase authority.

Stock Purchase and Option Plans

On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of the Common Stock on the first day of the offering period or (ii) the fair market value of the Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six month offering periods. Three hundred thousand shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption.

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

The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval.

On May 23, 2000, the stockholders of SEACOR approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. One hundred fifty thousand shares of Common Stock have been reserved for issuance under the Non-Employee Director Plan.

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

Goodwill

The cost in excess of net assets of purchased businesses, goodwill, is being amortized on a straight-line basis over 10 to 20 years. As of December 31, 2000, unamortized goodwill, resulting from the acquisitions of NRC, ERST, Galaxie, and SCF, totaled $17.5 million and represents 1.5% of the Company's total assets. Various factors are considered in assigning the amortization period for goodwill, that include, among others, the effect of obsolescence, demand, competition, and other economic factors that may reduce a useful life. Management periodically evaluates the amortization periods for goodwill to determine if later events or circumstances warrant revised estimates of useful lives. It is also management's policy to review goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of and subsequent to December 31, 2000, there have been no events or changes in circumstances surrounding the purchased businesses to indicate that the carrying value of the allocated goodwill may not be recoverable.

Effects of Inflation

The Company's significant international operations expose it to the effects of inflation and currency fluctuations. To minimize the financial impact of these items the Company may, from time to time, enter into forward foreign exchange contracts with major domestic or international financial institutions aimed at reducing the risk that the U.S. denominated value of anticipated transactions in foreign currencies will be reduced (or the cost of any such obligations increased) as a result of fluctuations in foreign currencies valued against the dollar. Although the Company does not consider inflation a significant business risk in the current and foreseeable future, in the event that inflation becomes a significant factor in the world economy, inflationary pressures may result in increased operating and financing costs.

Recent Accounting Pronouncements

In January 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133 did not materially affect the financial statements of the Company.

The Company uses derivative financial instruments to hedge against its exposure to changes in foreign currencies and prices of natural gas and crude oil. To protect certain of the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling for U.S. dollars in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of the U.S. dollar cash flows to be derived from net assets. At December 31, 2000, there were no material unrealized gains or losses on the outstanding contracts.

During 2000, the Company also entered into Norwegian Kroner forward exchange contracts. These contracts enable the company to buy Norwegian Kroners for U.S. dollars in the future at fixed exchange rates that could offset possible consequences of changes in foreign exchange rates should the Company decide to conduct business in Norway. At December 31, 2000, the unrealized gains on the outstanding contracts totaled $0.6 million.

The Company has also entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets market values and cash flows. At December 31, 2000, the Company's positions in commodity contracts were not material.

Forward Looking Statements

Certain statements discussed under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition, and other similar matters involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others:

The Company's industry is subject to cyclicality, and a significant or prolonged decline in oil and gas prices would likely reduce the level of exploration and development of offshore areas, which would result in a lower demand for our offshore marine services and drilling rigs.

The Company's industry is highly cyclical. Activity in the offshore oil and gas exploration and production industry has a significant impact on the Company's offshore vessel operations and the operations of Chiles. Factors that affect the level of exploration and development of offshore areas include both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been extremely volatile and, as a result, the level of offshore exploration and drilling activity also has been extremely volatile. Reductions in oil and gas prices generally result in decreased drilling and production and corresponding decreases in demand for the Company's offshore vessel services and Chiles' drilling rigs. Decreased demand for these services and drilling rigs would reduce the Company's revenue and profitability.

The Company relies on several customers for a significant share of our revenues. The loss of any of these customers could adversely affect our business and operating results.

Customers are primarily the major oil companies, large independent oil and gas exploration and production companies, members of the shipping community and owners of refineries, pipelines, and tank terminals. The portion of the Company's revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, the Company's ability to meet the customer's needs, and other factors, many of which are beyond the Company's control. During 2000, the Company received approximately 10% of its offshore marine service segment operating revenues from Chevron Corporation. During 2000, the Company's oil spill response service segment received approximately 17% of its environmental retainer revenue from Coastal Refining and Marketing, Inc. and 18% from Citgo Petroleum Corporation, its two largest customers.

The Company may incur significant costs, liabilities and penalties in complying with government regulations.

Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company's vessels operate or are registered, have a significant impact on our offshore marine and environmental response businesses. These regulations relate to worker health and safety, the manning, construction and operation of vessels, oil spills and other aspects of environmental protection.

Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. If this happens, it could have a substantial negative impact on the Company's profitability and financial position. The Company cannot predict whether it will incur such costs or penalties in the future.

The Company faces intense competition that could adversely affect its ability to increase its market share and its revenues.

The Company's businesses operate in highly competitive industries. High levels of competition could reduce its revenues, increase its expenses and reduce its profitability.

In addition to price, service and reputation, important competitive factors for offshore supply fleets include: customers' national flag preference, operating conditions and intended use (all of which determine the suitability of available vessels), complexity of logistical support needs and presence of equipment in the appropriate geographical locations.

The important competitive factors in the environmental services business are price, service, reputation, experience and operating capabilities. In addition, the Company believes that the absence of uniform environmental regulation and enforcement on international, federal, state and local levels has lowered barriers to entry in several market segments and increased the number of competitors. The Company's oil spill response business faces competition from the Marine Spill Response Corporation (a non-profit corporation funded by the major integrated oil companies), other industry cooperatives, and smaller contractors who target specific market niches.

In the contract drilling business, customers generally award contracts on a competitive bid basis and contractors can move rigs from areas of low utilization and day rates to areas of greater activity and higher day rates. The Company believes that, as a result, competition for drilling contracts will continue to be intense for the foreseeable future. Decreases in drilling activity in a major market could depress day rates and could reduce utilization of the Chiles Rigs. Substantially all of Chiles' competitors in the business of providing jackup drilling services have substantially larger fleets and are more established as drilling contractors.

An increase in supply of offshore marine vessels would likely have a negative effect on the charter rates earned by the Company's offshore support vessels, which would reduce the Company's earnings.

Expansion of the worldwide offshore marine fleet would increase competition in the markets where the Company operates. Increased refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil support and related activities, or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity would lower charter rates and result in a corresponding reduction in our revenues and profitability.

Marine-related risks could lead to the disruption of the Company's offshore marine services and to its incurrence of liability.

The operation of offshore support vessels is subject to various risks, including catastrophic marine disaster, adverse weather and sea conditions, capsizing, grounding, mechanical failure, collision, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company's personnel, vessels, cargo, equipment under tow and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages. In addition, the affected vessels could be removed from service and would not be available to generate revenue.

Drilling-related risks could lead to the disruption of Chiles' drilling services and to its incurrence of liability.

The operation of offshore jackup drilling rigs by Chiles is subject to various risks, including blowouts, craterings, fires, collisions, groundings of drilling equipment and adverse weather and sea conditions. These hazards could damage the environment, cause personal injury or loss of life and damage or destroy the property and equipment involved. In addition, the Chiles rigs face many of the marine-related risks associated with the Company's offshore support vessels. If any of these events were to occur, Chiles could incur substantial liability for oil spills, reservoir damage, and other accidents. In addition, the affected Chiles rigs could be removed from service and would not be available to generate revenue.

Insurance coverage may not protect the Company from all of the liabilities that could arise from the risks inherent in its businesses.

The Company maintains insurance coverage against the risks related to its offshore marine and environmental response services. There can be no assurance, however, that its existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

The Company's significant international operations are subject to currency exchange risks.

To minimize the financial impact of currency fluctuations and risks arising from fluctuations in currency exchange rates, the Company attempts to contract the majority of its services in U.S. dollars. However, in some of its foreign businesses, the Company collects revenues and pays expenses in local currency. Because the Company conducts substantially all of its operations in U.S. dollars, if the value of foreign currencies decline against the U.S. dollar, the Company's operating revenues in these foreign countries would effectively be reduced. The Company engages in certain currency hedging arrangements designed to minimize the effect of fluctuation in Pounds Sterling, the currency in the United Kingdom, where most of its currency exchange risk arises. There can be no assurance, however, that the Company will not incur losses in the future as a result of currency exchange rate fluctuations.

Much of the Company's offshore marine operations are conducted in foreign countries. Unstable political, military and economic conditions in those countries could adversely affect the Company's business and operating results.

During 2000, approximately 37% of the Company's offshore marine revenues were derived from foreign operations. These operations are subject to risks, among other things, of political instability, potential vessel seizure, nationalization of assets, currency restrictions, import-export quotas, and other forms of public and governmental regulation, all of which are beyond the Company's control. Economic sanctions or an oil embargo in Nigeria, for example, could have a significant negative impact on activity in the oil and gas industry in offshore West Africa, a region in which the Company operates vessels. In addition, the Company's offshore support vessel operations in Mexico are significantly affected by Mexican government policy. The Company cannot predict whether any such conditions or events might develop in the future.

As our vessels become older, we may not be able to maintain or replace our vessels.

As of December 31, 2000, the average age of vessels the Company owned, excluding its standby safety vessels, was approximately 13.9 years. The Company believes that after an offshore supply vessel has been in service for approximately 25 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company can maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

Spill response revenue is dependent upon the magnitude and number of spill responses.

The Company's environmental service business' spill response revenue can vary greatly between comparable fiscal periods based on the number and magnitude of spill responses in any given period. As a result, the Company's revenue and profitability attributable to this business may vary greatly from period to period.

A relaxation of oil spill regulation or enforcement could reduce demand for the Company's environmental services.

The Company's environmental service business is dependent upon the enforcement of regulations promulgated under OPA 90 and, to a lesser extent, upon state regulations. Less stringent oil spill regulations or less aggressive enforcement of these regulations would decrease demand for the Company's environmental service segment's services. The Company cannot assure you that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for the Company's oil spill response services could be reduced, which could have a negative impact on its profitability.

NRC relies on being classified as an "Oil Spill Removal Organization." A change in, or revocation of, this classification would result in a loss of business.

NRC is classified as an OSRO. OSRO classification is a voluntary process conducted by the United States Coast Guard. The Coast Guard classifies OSROs based on their overall ability to respond to various types and sizes of oil spills in different operating environments, such as rivers/canals, inland waters and oceans. Coast Guard classified OSROs have a competitive advantage over non-classified service providers. Customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the Coast Guard. A loss of NRC's classification or changes in the requirements could eliminate or diminish NRC's ability to provide customers with this exemption. If this happens, the Company could lose customers, in which case its revenues and profitability could be reduced.

The Company's environmental service business may incur liability in connection with providing spill response services.

Although the Company's environmental service business is generally exempt from liability under the federal Clean Water Act for its own actions and omissions in providing spill response services, this exemption would not apply if it found to have been grossly negligent or to have engaged in willful misconduct, or if it fails to provide these services consistent with applicable regulations and directives under the Clean Water Act. In addition, the exemption under the federal Clean Water Act would not protect the Company's environmental service business against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the U.S. states in which the Company's environmental service business provides service have adopted similar exemptions, several states have not. If a court or other applicable authority determines that the Company's environmental service business does not benefit from federal or state exemptions from liability in providing spill response services, the Company's environmental service business could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others.

If the Company does not restrict the amount of foreign ownership of its Common Stock, the Company could be prohibited from operating its vessels in parts of the U.S., which would adversely affect its business and operating results.

The Company is subject to the Shipping Act, 1916 and the Merchant Marine Act of 1920. These Acts govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the "U.S. coastwise trade" be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S.: (i) the corporation must be organized under the laws of the U.S. or of a state, territory, or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors must be a U.S. citizen (and no officer who is not a U.S. citizen may act in such person's absence), (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens, and (iv) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Acts).

The Company would be prohibited from operating its vessels in the U.S. coastwise trade during any period in which the Company did not comply with these regulations. To facilitate compliance, the Company's certificate of incorporation: (i) limits ownership by foreigners of any class of its capital stock (including its Common Stock) to 22.5%, so that foreign ownership will not exceed the 25.0% permitted. Under certain circumstances the Company's board of directors may increase this percentage to 24.0%, (ii) requires a stock certification system with two types of certificates to aid tracking of ownership, and (iii) permits the Company's board of directors to make such determinations to ascertain ownership and implement such limitations as reasonably may be necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. The financial statements of the Company's United Kingdom operations are measured using the Pound Sterling and changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in Accumulated Other Comprehensive Income in Stockholders' Equity. The total net assets of Pound Sterling functional investees as of December 31, 2000 was (pound)7.6 million. A 10% weakening in the Pound Sterling to the U.S. dollar exchange rate would result in a change of $1.1 million to Other Comprehensive Income related to these investments. To protect certain of the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling for U.S. dollars in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At December 31, 2000, the notional and fair values of those forward exchange contracts, which expire at various dates through August 2001, were approximately $2.8 million and $0.1 million, respectively. The weighted average exchange rate of the Company's forward exchange contracts at December 31, 2000 was approximately .65 Pounds Sterling per U.S. dollar. Assets of investees with functional currencies other than the Pound Sterling are not significant to the Company.

During 2000, the Company also entered into Norwegian Kroner forward exchange contracts. These contracts enable the Company to buy Norwegian Kroners for U.S. dollars in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange rates should the Company decide to conduct business in Norway. At December 31, 2000, the notional and fair values of those forward exchange contracts, which expire in January 2001, were approximately NOK93.4 million, or $10.0 million, and NOK5.6 million, or $0.6 million, respectively. The weighted average exchange rate of the Company's forward exchange contracts at December 31, 2000 was approximately NOK9.34 per U.S. dollar. The Company also collects certain revenues and pays certain expenses in other foreign currencies. With respect to these foreign currency risks, the Company has not entered into hedging contracts and its operating results are positively or negatively affected as these foreign currencies strengthen or weaken against the U.S. dollar.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At December 31, 2000, the Company's positions in commodity contracts were not material.

In order to reduce its cost of capital, the Company entered into swap agreements during 1999 with a major financial institution with respect to notional amounts equal to a portion of the outstanding principal amount of the Chiles 10.0% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid by Chiles on the notional amount of Chiles 10.0% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest at the rate of approximately 6.9% per annum on the agreed upon price of such notional amount of Chiles 10% Notes as set forth in the applicable swap agreement. Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. In September 2000, Chiles Offshore purchased and redeemed substantially all of its then outstanding Chiles 10% Notes with proceeds from the Chiles IPO which resulted in the termination of these swap agreements and the Company recognized derivative income of $6.6 million.

The Company is exposed to market risks associated with movements in interest rates relating to its debt security investments. A 1% increase in interest rates would decrease the Company's annual comprehensive income approximately $2.5 million, assuming its investments in debt securities at December 31, 2000 remain unchanged and an immediate increase in rates. The Company manages its risk associated with these investments through maintaining a ladder of maturities, primarily of less than five years. In addition to debt securities, the Company had $10.5 million invested in equity securities as of December 31, 2000. A 10% decline in the value of these securities would reduce Other Comprehensive Income by $1.1 million. The Company monitors these investments on a regular basis and disposes of investments when it judges the risk profile to be too high or when it feels the investments have reached an attractive valuation.

The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly impacted by interest rate fluctuations. For a significant portion of the Company's fixed debt instruments, the 5 3/8% Notes, the fair value is driven by the conversion feature rather than interest rates. Subsequent to year-end, the Company called or arranged to call $100.0 million of the 5 3/8% Notes. Of the $181.6 million in aggregate principal amount of the 5 3/8% Notes outstanding at December 31, 2000, $135.2 million has been or will be redeemed in connection with these calls and certain privately negotiated transactions. The Company's only significant variable rate debt instrument is its DnB Credit
Facility, under which the Company has no amounts outstanding at December 31, 2000. While available for liquidity requirements, the Company has not historically utilized significant portions of the facility for any extended periods of time and thus has not been significantly impacted by fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K on pages 50 through 79.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. and 2. Financial Statements and Financial Statement Schedules.

     See Index to Consolidated Financial Statements and Financial Statement Schedule on page 50 of this Form 10-K.

     3. Exhibits:

Exhibit
Number                                                Description

2.1   *     Asset  Purchase  Agreement,  dated as of December 19,  1996,  by and among SEACOR  Holdings,  Inc. and certain of its  subsidiaries,  and
            Smit   Internationale   N.V.   and   certain  of  its   subsidiaries
            (incorporated  herein by reference  to Exhibit 2.0 to the  Company's
            Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

2.2   *     Purchase  Agreement,  dated as of  December  3, 1996,  among  SEACOR
            Holdings,  Inc.,  Acadian Offshore  Services,  Inc.,  Galaxie Marine
            Service,  Inc., Moonmaid Marine,  Inc., Triangle Marine,  Inc., F.C.
            Felterman,   Ernest  Felterman,  D.  Lee  Felterman  and  Daniel  C.
            Felterman (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

2.3   *     Purchase  Agreement,  dated as of  December  3, 1996,  among  SEACOR
            Holdings,  Inc.,  Waveland  Marine Service,  Inc.,  F.C.  Felterman,
            Ernest   Felterman,   D.  Lee  Felterman  and  Daniel  C.  Felterman
            (incorporated  herein,  by reference to Exhibit 2.2 to the Company's
            Registration  Statement on Form S-3 (No.  333-20921)  filed with the
            Commission on January 31, 1997).

2.4   *     Definitive Purchase Agreement, dated September 5, 1995, by and among
            Graham Marine Inc., Edgar L. Graham,  J. Clark Graham,  and Glenn A.
            Graham (incorporated herein by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated September 15, 1995).

2.5   *     Global  Agreement,  dated as of  November  14,  1995,  by and  among
            Compagnie   Nationale  de  Navigation   and  Feronia   International
            Shipping, SA and SEACOR Holdings, Inc. and the subsidiaries listed in said agreement (incorporated herein by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

2.6   *     Agreement and Plan of Merger, dated as of May 31, 1996, by and among
            SEACOR  Holdings,   Inc.,  SEACOR   Enterprises,   Inc.  and  McCall
            Enterprises, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

2.7   *     Agreement and Plan of Merger, dated as of May 31, 1996, by and among
            SEACOR  Holdings,  Inc.,  SEACOR Support  Services,  Inc. and McCall
            Support Vessels,  Inc.  (incorporated herein by reference to Exhibit
            2.2 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

2.8   *     Agreement and Plan of Merger, dated as of May 31, 1996, by and among
            SEACOR Holdings, Inc., SEACOR N.F., Inc. and N.F. McCall Crews, Inc.
            (incorporated  herein by reference  to Exhibit 2.3 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

2.9   *     Exchange Agreement relating to McCall Crewboats, L.L.C., dated as of
            May 31, 1996, by and among SEACOR Holdings, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

2.10  *     Share  Exchange  Agreement  and Plan of  Reorganization  relating to
            Cameron Boat Rentals,  Inc.,  dated as of May 31, 1996, by and among
            SEACOR Holdings, Inc., McCall Enterprises, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

2.11  *     Share  Exchange  Agreement  and Plan of  Reorganization  relating to
            Philip  A.  McCall,  Inc.,  dated as of May 31,  1996,  by and among
            SEACOR Holdings, Inc., McCall Enterprises, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

2.12  *     Share  Exchange  Agreement  and Plan of  Reorganization  relating to
            Cameron Crews,  Inc.,  dated as of May 31, 1996, by and among SEACOR
            Holdings, Inc., McCall Enterprises, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated May
            31, 1996 and filed with the Commission on June 7, 1996).

2.13  *     Stock Purchase Agreement dated as of January 30, 2001 by and between
            SEACOR  SMIT  Inc.  and  Brian  Cheramie   (incorporated  herein  by
            reference to Exhibit 10.1 of the  Company's  Current  Report on Form
            8-K filed with the Commission on March 5, 2001).

2.14  *     Letter  Agreement dated as of February 23, 2001,  amending the Stock
            Purchase  Agreement  dated as of  January  30,  2001 by and  between
            SEACOR  SMIT  Inc.  and  Brian  Cheramie   (incorporated  herein  by
            reference to Exhibit 10.2 of the  Company's  Current  Report on Form
            8-K filed with the Commission on March 5, 2001).

2.15  *     Stock Purchase  Agreement  dated as of January 30, 2001 by and among
            SEACOR SMIT Inc.,  the persons listed on Exhibit A thereto and Brian
            Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form
            8-K filed with the Commission on March 5, 2001).

2.16  *     Letter  Agreement dated as of February 23, 2001,  amending the Stock
            Purchase  Agreement dated as of January 30, 2001 by and among SEACOR
            SMIT  Inc.,  the  persons  listed on  Exhibit  A  thereto  and Brian
            Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form
            8-K filed with the Commission on March 5, 2001).

2.17  *     Share Purchase  Agreement,  dated as of April 19, 2000, among SEACOR
            SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

2.18  *     Agreement and Plan of Merger,  dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9,
            2001).

2.19  *     Share Purchase Agreement,  dated as of January 9, 2001, among SEACOR
            SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3
            (No. 333-56842) filed with the Commission on March 9, 2001).

3.1   *     Restated   Certificate   of   Incorporation   of  SEACOR  SMIT  Inc.
            (incorporated herein by reference to Exhibit 3.1(a) to the Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2   *     Certificate   of   Amendment   to  the   Restated   Certificate   of
            Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3   *     Amended and Restated By-laws of SEACOR Holdings,  Inc. (incorporated herein by  reference  to Exhibit 4.2 to the  Company's  Registration
            Statement on Form S-8 (No. 333-12637) of SEACOR Holdings, Inc. filed with the Commission on September 25, 1996).

4.1   *     Indenture,  dated  as of  November  1,  1996,  between  First  Trust
            National  Association,   as  trustee,  and  SEACOR  Holdings,   Inc.
            (including therein forms of 5-3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).

4.2   *     Indenture,  dated as of September 22, 1997, between SEACOR SMIT Inc.
            and First Trust National Association, as trustee (including therein form of Exchange Note 7.20% Senior Notes Due 2009)(incorporated herein by reference to Exhibit 4.1 to the Company's Registration
            Statement on Form S-4 (No.  333-38841)  filed with the Commission on
            October 27, 1997).

4.3   *     Investment and Registration Rights Agreement,  dated as of March 14,
            1995, by and among SEACOR  Holdings,  Inc.,  Miller Family Holdings,
            Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff,  Alvin Wood,
            Granville  Conway  and  Michael  Gellert   (incorporated  herein  by
            reference to Exhibit 4.0 of the Company's Current Report on Form 8-K dated March 14, 1995, as amended).

4.4   *     Investment and Registration  Rights  Agreement,  dated as of May 31,
            1996, among SEACOR Holdings, Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit
            10.8 to the Company's Current Report on Form 8-K dated May 31, 1996 and filed with the Commission on June 7, 1996).

4.5   *     Registration  Rights  Agreement,  dated  November  5, 1996,  between
            SEACOR  Holdings,  Inc. and Credit Suisse First Boston  Corporation,
            Salomon  Brothers  Inc. and  Wasserstein  Perella  Securities,  Inc.
            (incorporated  herein by reference  to Exhibit 4.1 to the  Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended September
            30, 1996 and filed with the Commission on November 14, 1996).

4.6   *     Investment and Registration  Rights Agreement,  dated as of December
            19,  1996,   by  and  between   SEACOR   Holdings,   Inc.  and  Smit
            International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K dated
            December  19, 1996 and filed with the  Commission  on  December  24,
            1996).

4.7   *     Investment and Registration Rights Agreement, dated as of January 3,
            1997, among SEACOR Holdings,  Inc., Acadian Offshore Services, Inc.,
            Galaxie Marine Service,  Inc.,  Moonmaid  Marine,  Inc. and Triangle
            Marine, Inc. (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.8   *     Investment  and  Registration  Rights  Agreement,  dated October 27,
            1995, by and between SEACOR Holdings,  Inc. and Coastal Refining and
            Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9   *     Investment and  Registration  Rights  Agreement,  dated November 14,
            1995, by and between SEACOR Holdings, Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.10  *     Registration Agreement,  dated as of September 22, 1997, between the
            Company and the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.3 to the Company's Registration
            Statement on Form S-4 (No.  333-38841)  filed with the Commission on
            October 27, 1997).

4.11  *     Restated   Stockholders'   Agreement   dated   December   16,   1992
            (incorporated  herein by  reference  to Exhibit  10.12 to the Annual
            Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

4.12  *     Investment and Registration Rights Agreement,  dated as of April 19,
            2000,   among  SEACOR  SMIT  Inc.  and  the  other  parties  thereto
            (incorporated  herein by reference  to Exhibit 4.1 of the  Company's
            Registration  Statement on Form S-3 (No.  333-37492)  filed with the
            Commission on May 19, 2000).

4.13  *     Investment and Registration  Rights Agreement,  dated as of December
            19,  2000,  among  SEACOR SMIT Inc.  and the other  parties  thereto
            (incorporated   by  reference  to  Exhibit  4.1  of  the   Company's
            Registration  Statement on Form S-3 (No.  333-56842)  filed with the
            Commission on March 9, 2001).

4.14  *     Investment and Registration Rights Agreement, dated as of January 9,
            2001,   among  SEACOR  SMIT  Inc.  and  the  other  parties  thereto
            (incorporated   by  reference  to  Exhibit  4.2  of  the   Company's
            Registration  Statement on Form S-3 (No.  333-56842)  filed with the
            Commission on March 9, 2001).

10.1  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of the stockholders of McCall Enterprises, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc.
            (incorporated  herein by reference to Exhibit 10.1 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.2  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of the stockholders of McCall Support Vessels, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc.
            (incorporated  herein by reference to Exhibit 10.2 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.3  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of the stockholders of N.F. McCall Crews, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc.
            (incorporated  herein by reference to Exhibit 10.3 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.4  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of
            the  members  of  McCall  Crewboats,   L.L.C.,   Norman  McCall,  as
            representative   of  such  members,   and  SEACOR   Holdings,   Inc.
            (incorporated  herein by reference to Exhibit 10.4 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.5  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of the stockholders of Cameron Boat Rentals, Inc., Norman McCall, as representative of such stockholders, and SEACOR Holdings, Inc.
            (incorporated  herein by reference to Exhibit 10.5 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.6  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of the stockholders of Philip A. McCall, Inc. and SEACOR Holdings, Inc.
            (incorporated  herein by reference to Exhibit 10.6 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.7  *     Indemnification  Agreement,  dated as of May 31, 1996,  among all of
            the  stockholders  of  Cameron  Crews,   Inc.,   Norman  McCall,  as
            representative  of such  stockholders,  and  SEACOR  Holdings,  Inc.
            (incorporated  herein by reference to Exhibit 10.7 to the  Company's
            Current  Report on Form 8-K dated  May 31,  1996 and filed  with the
            Commission on June 7, 1996).

10.8  *     The  Master  Agreement,  dated  as of June  6,  1996,  by and  among
            Compagnie Nationale de Navigation,  SEACOR Holdings, Inc. and SEACOR
            Worldwide Inc. (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended
            June 30, 1996).

10.9  *     Management and Administrative  Services Agreement,  dated January 1,
            1990,   between   SCF   Corporation   and  SEACOR   Holdings,   Inc.
            (incorporated  herein by reference to Exhibit 10.32 to the Company's
            Registration  Statement  on Form S-1 (No.  33-53244)  filed with the
            Commission on November 10, 1992).

10.10 * Amendment No. 1 to the Management and Services Agreement, dated as of January 1, 1993, between SCF Corporation and SEACOR Holdings,
            Inc. (incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.11 * Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.12 *,**  SEACOR  Holdings,   Inc.  1992   Non-Qualified   Stock  Option  Plan
            (incorporated  herein by reference to Exhibit 10.45 to the Company's
            Registration  Statement  on Form S-1 (No.  33-53244)  filed with the
            Commission on November 10, 1992).

10.13 *,**  SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).

10.14 *,**  SEACOR SMIT Inc. 2000 Stock Option Plan for  Non-Employee  Directors
            (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.15 *,**  Benefit Agreement,  dated May 1, 1989, between NICOR Marine Inc. and
            Lenny P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.16 *,**  Employment  Agreement,  dated  December  24,  1992,  between  SEACOR
            Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.17 *     Management and Services  Agreement,  dated January 1, 1985,  between
            NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.18 * Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.19 * Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.20 * Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.21 *     Form of Management  Agreement  (incorporated  herein by reference to
            Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
            1996).

10.22 * Malaysian Side Letter, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.23 * Salvage and Maritime Contracting Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.24 * License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit
            10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.25 * Letter Agreement, dated February 26, 1998, between SEACOR SMIT Inc. and certain of its subsidiaries and SMIT Internationale N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission of March 11, 1998).

10.26 *     Purchase  Agreement,  dated as of September  15,  1997,  between the
            Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.27 * Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

10.28 * Agreement, dated October 27, 1995, by and among SEACOR Holdings, Inc., NRC Holdings, Inc., Coastal Refining and Marketing, Inc., and Phibro Energy USA, Inc. (incorporated herein by reference to Exhibit
            10.1 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15, 1995).

10.29 *,**  Employment Agreement,  dated March 14, 1995, by and between National
            Response Corporation and Mark Miller (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15,
            1995).

10.30 *,**  Employment Agreement,  dated March 14, 1995, by and between National
            Response Corporation and James Miller (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 15,
            1995).

10.31 *,**  Letter agreement,  dated February 26, 1997, between SEACOR SMIT Inc.
            and certain of its' subsidiaries and SMIT Internationale, N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on March 11, 1998).

10.32 * Agreement for a U.S. $100,000,000 Revolving Credit Facility to be made available to SEACOR SMIT Inc. by the financial institutions identified on Schedule A and Den Norske Bank ASA, as agent, dated November 17, 1998.

10.33 * Amendment No. 1 To Credit Agreement made as of February 4, 1999 by and between SEACOR SMIT Inc., the financial institutions listed in Schedule A to that certain Credit Agreement dated November 17, 1998 and Den norske Bank ASA.

10.34 * Amendment No. 2 To Credit Agreement made as of October 1, 1999 by and between SEACOR SMIT Inc., certain financial institutions and Den norske Bank ASA., which further amends that certain Revolving Credit Agreement dated November 17, 1998 and Amendment No. 1 thereto dated February 4, 1999.

10.35 *,**  Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Commission on March 30, 2000).

10.36 *,**  Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Commission on March 30, 2000).

10.37 *,**  Form of Option Agreement for Officers and Key Employees  Pursuant to
            the SEACOR SMIT Inc. 1996

            Share  Incentive Plan  (incorporated  herein by reference to Exhibit
            10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Commission on March 30, 2000).

21.1        List of Registrant's Subsidiaries.

23.1        Consent of Arthur Andersen LLP.

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

                                   SEACOR SMIT INC.
                                   (Registrant)

                                   By:   /s/ Charles Fabrikant
                                         ----------------------------
                                         Charles Fabrikant,
                                         Chairman of the Board,
                                         President, and Chief Executive Officer
Date: March 30, 2001

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

Signature                                            Title                                      Date
---------                                            -----                                      ----

/s/ Charles Fabrikant                       Chairman of the Board,                        March 30, 2001
---------------------------------           President and Chief Executive
Charles Fabrikant                           Officer (Principal Executive Officer)

/s/ Randall Blank                           Executive Vice President, Chief               March 30, 2001
---------------------------------           Financial Officer and Secretary
Randall Blank                               (Principal Financial Officer)

/s/ Lenny P. Dantin                         Vice President and Controller                 March 30, 2001
---------------------------------           (Principal Accounting Officer)
Lenny P. Dantin

/s/ Granville E. Conway                     Director                                      March 30, 2001
---------------------------------
Granville E. Conway

/s/ Michael E. Gellert                      Director                                      March 30, 2001
---------------------------------
Michael E. Gellert

/s/ Antoon Kienhuis                         Director                                      March 30, 2001
---------------------------------
Antoon Kienhuis

/s/ Stephen Stamas                          Director                                      March 30, 2001
---------------------------------
Stephen Stamas

/s/ Richard M. Fairbanks III                Director                                      March 30, 2001
---------------------------------
Richard M. Fairbanks III

/s/ Pierre de Demandolx                     Director                                      March 30, 2001
---------------------------------
Pierre de Demandolx

/s/ Andrew R. Morse                         Director                                      March 30, 2001
---------------------------------
Andrew R. Morse

/s/ John Hadjipateras                       Director                                      March 30, 2001
---------------------------------
John Hadjipateras

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE


                                                                           Page
                                                                           ----
Financial Statements:

       Report of Independent Public Accountants............................ 51

       Consolidated Balance Sheets - December 31, 2000 and 1999............ 52

       Consolidated Statements of Income for the years ended
          December 31, 2000, 1999, and 1998................................ 53

       Consolidated Statements of Changes in Equity for the years ended
          December 31, 2000, 1999, and 1998................................ 54

       Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999, and 1998................................ 55

       Notes to Consolidated Financial Statements.......................... 56

Financial Schedule:

       Report of Independent Public Accountants on Financial
          Statement Schedule............................................... 78

       Valuation and Qualifying Accounts for the
          Years ended December 31, 2000, 1999, and 1998.................... 79

All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SEACOR SMIT Inc.:

We have audited the accompanying consolidated balance sheets of SEACOR SMIT Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEACOR SMIT Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     Arthur Andersen LLP

New Orleans, Louisiana
February 14, 2001

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (in thousands, except share data)

                                        ASSETS                                     2000           1999
                                                                                -----------    -----------
Current Assets:
   Cash and cash equivalents ................................................   $   224,219    $   178,509
   Marketable securities (available-for-sale) ...............................         4,997         18,196
   Trade and other receivables, net of allowance for
     doubtful accounts of $1,310 and $1,567, respectively ...................        87,687         69,501
   Prepaid expenses and other ...............................................         5,103         15,810
                                                                                -----------    -----------
       Total current assets .................................................       322,006        282,016
                                                                                -----------    -----------
Investments, at Equity, and Receivables from 50% or Less Owned Companies ....       137,694         77,276
Available-for-Sale Securities ...............................................        77,184         54,809
Property and Equipment:
   Vessels and equipment ....................................................       642,048        603,854
   Rigs .....................................................................          --          193,820
   Construction in progress .................................................        13,752         21,761
   Other ....................................................................        56,711         39,577
                                                                                -----------    -----------
                                                                                    712,511        859,012
   Less-accumulated depreciation ............................................      (185,433)      (143,815)
                                                                                -----------    -----------
                                                                                    527,078        715,197
                                                                                -----------    -----------
Restricted Cash .............................................................        40,759         21,985
Other Assets ................................................................        28,009         45,708
                                                                                -----------    -----------
                                                                                $ 1,132,730    $ 1,196,991
                                                                                ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ........................................   $     2,553    $     2,832
   Accounts payable and accrued expenses ....................................        25,746         29,757
   Accrued wages ............................................................         6,940          4,870
   Accrued interest .........................................................         4,664          4,056
   Accrued vessel construction and purchase costs ...........................        11,477          1,337
   Other current liabilities ................................................        15,003          6,140
                                                                                -----------    -----------
       Total current liabilities ............................................        66,383         48,992
                                                                                -----------    -----------
Long-Term Debt ..............................................................       377,955        465,661
Deferred Income Taxes .......................................................       119,545        101,704
Deferred Gains and Other Liabilities ........................................        14,371         35,783
Minority Interest in Subsidiaries ...........................................         1,924         36,721
Stockholders' Equity:
   Common stock, $ 01 par value, 40,000,000 shares authorized; 21,426,969 and
     21,353,259 shares issued in 2000 and 1999, respectively ................           214            214
   Additional paid-in capital ...............................................       278,567        274,979
   Retained earnings ........................................................       402,142        368,022
   Less 4,310,505 and 4,401,426 shares held in treasury in 2000 and 1999,
     respectively, at cost...................................................      (125,968)      (131,183)
   Unamortized restricted stock .............................................        (1,301)        (1,110)
   Accumulated other comprehensive loss .....................................        (1,102)        (2,792)
                                                                                -----------    -----------
       Total stockholders' equity ...........................................       552,552        508,130
                                                                                -----------    -----------
                                                                                $ 1,132,730    $ 1,196,991
                                                                                ===========    ===========


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                       (in thousands, except share data)

                                                                                     2000              1999              1998
                                                                                ------------      ------------      ------------
Operating Revenue:
   Marine .................................................................     $    276,931      $    258,705      $    359,611
   Other ..................................................................           63,010            30,720            26,180
                                                                                ------------      ------------      ------------
                                                                                     339,941           289,425           385,791
                                                                                ------------      ------------      ------------
Costs and Expenses:
   Operating expenses -
     Marine ...............................................................          174,482           154,947           177,236
     Other ................................................................           26,970            11,839            10,486
   Administrative and general .............................................           39,548            34,744            36,102
   Depreciation and amortization ..........................................           51,189            41,282            36,449
                                                                                ------------      ------------      ------------
                                                                                     292,189           242,812           260,273
                                                                                ------------      ------------      ------------
Operating Income ..........................................................           47,752            46,613           125,518
                                                                                ------------      ------------      ------------
Other Income (Expense):
   Interest income ........................................................           17,423            20,495            25,346
   Interest expense .......................................................          (27,450)          (22,330)          (22,798)
   Gain from equipment sales or retirements, net ..........................            7,628             1,677            38,338
   Gain upon sale of shares of Chiles Offshore Inc ........................            4,023                --                --
   Derivative income (loss) ...............................................            6,292            (1,323)            3,273
   Other, net .............................................................            5,990            (1,616)            3,219
                                                                                ------------      ------------      ------------
                                                                                      13,906            (3,097)           47,378
                                                                                ------------      ------------      ------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
(Losses) of 50% or Less Owned Companies, and Extraordinary Item ...........           61,658            43,516           172,896
                                                                                ------------      ------------      ------------
Income Tax Expense:
   Current ................................................................            4,952               358            33,635
   Deferred ...............................................................           15,628            14,891            26,658
                                                                                ------------      ------------      ------------
                                                                                      20,580            15,249            60,293
                                                                                ------------      ------------      ------------
Income Before Minority Interest, Equity in Earnings (Losses) of
   50% or less Owned Companies, and Extraordinary Item ....................           41,078            28,267           112,603
Minority Interest in Net (Income) Loss of Subsidiaries ....................           (3,393)            1,148            (1,612)
Equity in Earnings (Losses) of 50% or Less Owned Companies, net of tax.....           (3,565)              330            13,627
                                                                                ------------      ------------      ------------
Income Before Extraordinary Item ..........................................           34,120            29,745           124,618
Extraordinary Item - Gain on Extinguishment of Debt, net of tax ...........               --             1,191             1,309
                                                                                ------------      ------------      ------------
Net Income ................................................................     $     34,120      $     30,936      $    125,927
                                                                                ============      ============      ============
Basic Earnings Per Common Share:
   Income before extraordinary item .......................................     $       2.02      $       1.66      $       6.32
   Extraordinary item .....................................................               --              0.07              0.07
                                                                                ------------      ------------      ------------
   Net income .............................................................     $       2.02      $       1.73      $       6.39
                                                                                ============      ============      ============
Diluted Earnings Per Common Share:
   Income before extraordinary item .......................................     $       1.92      $       1.64      $       5.45
   Extraordinary item .....................................................               --              0.05              0.05
                                                                                ------------      ------------      ------------
   Net income .............................................................     $       1.92      $       1.69      $       5.50
                                                                                ============      ============      ============
Weighted Average Common Shares:
   Basic ..................................................................       16,887,176        17,867,480        19,702,667
   Diluted ................................................................       21,234,528        22,252,445        24,135,834

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (in thousands)


                                                                                                          Accumulated
                                                            Additional                       Unamortized     Other
                                                  Common    Paid-in     Retained   Treasury  Restricted  Comprehensive Comprehensive
                                                   Stock    Capital     Earnings    Stock      Stock        Income         Income
------------------------------------------------- ------    ----------  --------   --------    ---------  ------------  ------------
2000
------------------------------------------------
Balance, December 31, 1999 ...................... $ 214    $ 274,979   $ 368,022  $ (131,183)  $ (1,110)  $ (2,792)   $      --
   Add/(Deduct) -
     -Net income for fiscal year 2000 ...........    --           --      34,120          --         --         --       34,120
     -Issuance of common stock:
        ERST/O'Brien's Inc  acquisition .........    --          920          --          --         --         --           --
        Putford Enterprises Ltd acquisition .....    --           --          --       4,086         --         --           --
        SCF Corporation acquisition .............    --           --          --       5,920         --         --           --
        Exercise of stock options ...............    --          763          --          --         --         --           --
        Issuance of restricted stock ............    --        1,529          --          --     (1,543)        --           --
     -Amortization of restricted stock ..........    --           --          --          --      1,337         --           --
     -Cancellation of restricted stock ..........    --           --          --         (15)        15         --           --
     -Net currency translation adjustments ......    --           --          --          --         --     (1,721)      (1,721)
     -Change in unrealized gains (losses) on
        available-for-sale securities ...........    --           --          --          --         --      3,411        3,411
     -Change in value of investment in Chiles
        Offshore LLC ............................    --          380          --          --         --         --           --
     -Cash in lieu of fractional shares in stock
        split ...................................    --           (4)         --          --         --         --           --
     -Purchase of treasury shares ...............    --           --          --      (4,776)        --         --           --
                                                  -----    ---------   ---------  ----------   --------   --------    ---------
Balance, December 31, 2000 ...................... $ 214    $ 278,567   $ 402,142  $ (125,968)  $ (1,301)  $ (1,102)   $  35,810
===============================================================================================================================
1999
------------------------------------------------
Balance, December 31, 1998 ...................... $ 212    $ 271,941   $ 337,086  $  (65,656)  $   (972)  $    171    $      --
   Add/(Deduct) -
     -Net income for fiscal year 1999 ...........    --           --      30,936          --         --         --       30,936
     -Issuance of common stock:
        ERST/O'Brien's Inc  acquisition .........    --        1,482          --          --         --         --           --
        Issuance of restricted stock ............     2        1,593          --          --     (1,653)        --           --
     -Amortization of restricted stock ..........    --           --          --          --      1,508         --           --
     -Cancellation of restricted stock ..........    --           --          --          (7)         7         --           --
     -Net currency translation adjustments ......    --           --          --          --         --       (526)        (526)
     -Change in unrealized gains (losses) on
        available-for-sale securities ...........    --           --          --          --         --     (2,437)      (2,437)
     -Debt offering costs .......................    --          (37)         --          --         --         --           --
     -Purchase of treasury shares ...............    --           --          --     (65,520)        --         --           --
                                                  -----    ---------   ---------  ----------   --------   --------    ---------
Balance, December 31, 1999 ...................... $ 214    $ 274,979   $ 368,022  $ (131,183)  $ (1,110)  $ (2,792)   $  27,973
===============================================================================================================================
1998
------------------------------------------------
Balance, December 31, 1997 ...................... $ 211    $ 268,657   $ 211,159  $   (5,365)  $   (986)  $    338    $      --
   Add/(Deduct) -
     -Net income for fiscal year 1998 ...........    --           --     125,927          --         --         --      125,927
     -Issuance of common stock:
        ERST/O'Brien's Inc  acquisition .........    --          442          --          --         --         --           --
        Exercise of stock options ...............     1        1,473          --          --         --         --           --
        Issuance of restricted stock ............    --        1,369          --          --     (1,319)        --           --
     -Amortization of restricted stock ..........    --           --          --          --      1,333         --           --
     -Net currency translation adjustments ......    --           --          --          --         --       (121)        (121)
     -Change in unrealized gains (losses) on
        available-for-sale securities ...........    --           --          --          --         --        (46)         (46)
     -Purchase of treasury shares ...............    --           --          --     (60,291)        --         --           --
                                                  -----    ---------   ---------  ----------   --------   --------    ---------
Balance, December 31, 1998 ...................... $ 212    $ 271,941   $ 337,086  $  (65,656)  $   (972)  $    171    $ 125,760
===============================================================================================================================

 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                 (in thousands)

                                                                                               2000           1999           1998
                                                                                            ---------      ---------      ---------
Cash Flows from Operating Activities:
   Net income .........................................................................     $  34,120      $  30,936      $ 125,927
   Depreciation and amortization ......................................................        51,189         41,282         36,449
   Restricted stock amortization ......................................................         1,337          1,508          1,333
   Debt discount/(premium) amortization, net ..........................................           (49)           129          1,275
   Bad debt expense ...................................................................          (235)          (328)           455
   Deferred income taxes ..............................................................        15,628         14,891         26,658
   Equity in net earnings of 50% or less owned companies ..............................         3,565           (330)       (13,627)
   Extraordinary (gain) loss, extinguishment of debt ..................................            --         (1,191)        (1,309)
   (Gain) loss from sale of investment in 50% or less owned companies .................            --             72         (1,197)
   Derivative (income) loss ...........................................................        (6,292)         1,323         (3,273)
   (Gain) loss from sale of available-for-sale securities, net ........................        (7,562)           279         (1,827)
   Gain upon sale of shares of Chiles Offshore Inc ....................................        (4,023)            --             --
   Gain from equipment sales or retirements, net ......................................        (7,628)        (1,677)       (38,338)
   Amortization of deferred gains on sale and leaseback transactions ..................       (18,601)       (24,278)       (19,797)
   Minority interest in income (loss) of subsidiaries .................................         3,393         (1,148)         1,612
   Other, net .........................................................................         1,709          3,382          2,770
   Changes in operating assets and liabilities -
     (Increase) decrease in receivables ...............................................       (15,468)        15,139            231
     (Increase) decrease in prepaid expenses and other assets .........................         5,985         (5,692)        (5,230)
     Increase (decrease) in accounts payable, accrued and other liabilities ...........         8,183        (26,425)        10,029
                                                                                            ---------      ---------      ---------
       Net cash provided by operations ................................................        65,251         47,872        122,141
                                                                                            ---------      ---------      ---------
Cash Flows from Investing Activities:
   Purchases of property and equipment ................................................       (73,750)      (140,470)      (226,779)
   Proceeds from the sale of marine vessels and equipment .............................        56,772         20,889        143,965
   Investments in and advances to 50% or less owned companies .........................        (7,056)       (21,798)        (6,973)
   Principal payments on notes due from 50% or less owned companies ...................         1,514          8,610          2,611
   Proceeds from sale of investment in 50% or less owned companies ....................            --            263          2,310
   Net (increase) decrease in restricted cash account .................................       (18,774)        47,249        (22,251)
   Proceeds from sale of available-for-sale securities ................................        90,309        134,352        143,241
   Proceeds from maturity of held-to-maturity securities ..............................            --             --         33,020
   Purchases of available-for-sale securities .........................................       (60,650)       (15,745)      (209,018)
   Purchases of convertible preferred stock of and loans to Globe Wireless, LLC .......            --             --        (11,500)
   Cash settlements of derivative transactions ........................................        (1,454)         3,694           (431)
   Dividends received from 50% or less owned companies ................................         9,029         11,450          2,334
   Acquisitions, net of cash acquired .................................................       (14,892)        (6,239)            --
   Cash of Chiles Offshore LLC, a deconsolidated subsidiary ...........................       (11,691)            --             --
   Other, net .........................................................................          (369)        (2,476)           269
                                                                                            ---------      ---------      ---------
       Net cash provided by (used in) investing activities ............................       (31,012)        39,779       (149,202)
                                                                                            ---------      ---------      ---------
Cash Flows from Financing Activities:
   Payments of long-term debt and stockholder loans ...................................       (17,240)       (47,830)       (14,741)
   Proceeds from issuance of long-term debt ...........................................           482         38,115             --
   Payments on capital lease obligations ..............................................        (1,675)        (1,587)        (1,454)
   Net proceeds from the sale of Chiles Offshore LLC 10.0% Senior Notes ...............            --             --        105,762
   Collateral deposits pursuant to swap agreements ....................................            --        (10,166)            --
   Proceeds from membership interest offering of Chiles Offshore LLC ..................            --          4,338             --
   Distribution of membership interest to minority shareholders of Chiles .............        17,651             --         (2,725)
    Offshore LLC
   Termination of swap agreements .....................................................        19,504             --             --
   Common stock acquired for treasury .................................................        (4,776)       (65,520)       (60,291)
   Other, net .........................................................................           276            (36)           757
                                                                                            ---------      ---------      ---------
       Net cash provided by (used in) financing activities ............................        14,222        (82,686)        27,308
                                                                                            ---------      ---------      ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents .........................        (2,751)        (1,723)          (361)
                                                                                            ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ..................................        45,710          3,242           (114)
Cash and Cash Equivalents, beginning of period ........................................       178,509        175,267        175,381
                                                                                            ---------      ---------      ---------
Cash and Cash Equivalents, end of period ..............................................     $ 224,219      $ 178,509      $ 175,267
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

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

Nature of Operations. SEACOR SMIT Inc. ("SEACOR") and its subsidiaries (the "Company") furnish offshore support services to the offshore oil and gas exploration and production industry and provide contractual oil spill response and professional services to those who store, transport, produce, or handle petroleum and certain non-petroleum oils. The Company's offshore support vessels operate principally in the United States, West Africa, the North Sea, the Far East, Latin America, and the Mediterranean. Logistics services include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations primarily in the U.S. Gulf of Mexico. Logistics services are provided by Energy Logistics, Inc. ("ELI"), a subsidiary of the Company. In December 1999, ELI became a majority owned subsidiary and its financial condition, results of operations, and cash flows are now consolidated with those of the Company. Since inception in 1996 and until December 1999, the Company reported its interest in ELI as an investment in a 50% or less owned company that was accounted for under the equity method. The Company also consolidated the business activities of drill rig operator Chiles Offshore LLC from its inception in 1997 and until its initial public offering of common stock (the "Chiles IPO") due to its majority ownership. On September 22, 2000, Chiles Offshore LLC converted into a corporation, was renamed Chiles Offshore Inc. ("Chiles Offshore"), and completed the Chiles IPO. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest has declined below 50%, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries ("Chiles") financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles Offshore using the equity method. Since its inception and until July 1999, Chiles Offshore operated as a development stage company, devoting substantially all its efforts to constructing two ultra-premium jackup rigs (the "Rigs"), raising capital, and securing contracts for the Rigs.

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

Property and Equipment. Property and equipment are recorded at historical cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes. Maintenance and repair costs, including routine drydock inspections on vessels in accordance with maritime regulations, are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and major renewals or improvements to other properties are capitalized. Vessels and related equipment are depreciated over 20-30 years, the Rigs are depreciated over 25 years, the barges are depreciated over 20 years, and all other property and equipment are depreciated and amortized over two to ten years.

Certain interest costs incurred during the construction of offshore support vessels and the Rigs have been capitalized as part of the assets' carrying values and are being amortized to expense over such assets estimated useful lives. Interest capitalized in 2000, 1999, and 1998 totaled $639,000, $9,836,000, and $8,455,000, respectively.

Other Assets. Other assets include the following, in thousands:

                                                            2000          1999
                                                          --------     --------
Goodwill ...............................................  $ 23,121     $ 20,118
Deferred financing costs ...............................     6,567        9,824
Net sale-type leases, see Note 13 ......................     1,953        2,311
Notes receivable .......................................     1,543        1,523
Collateral deposits pursuant to swap agreements,
  see Note 2 ...........................................        --       10,166
Common stock investments, carried at cost ..............     1,900        1,000
Receivable due from a financial institution
pursuant to swap agreements, see Note 2 ................        --        6,772
Other ..................................................       471          493
                                                          --------     --------
                                                            35,555       52,207
Less accumulated amortization ..........................    (7,546)      (6,499)
                                                          --------     --------
Total other assets .....................................  $ 28,009     $ 45,708
                                                          ========     ========

Other assets are being amortized to expense primarily on a straight-line basis over their estimated period of benefit, ranging from two to twenty years. Amortization expense for intangible assets totaled $2,296,000 in 2000, $2,703,000 in 1999, and $2,190,000 in 1998.

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

Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. Net pre-tax foreign currency exchange losses were $1,573,000 and $1,288,000 in 2000 and 1999, respectively, and were not material in 1998. Gains and losses on foreign currency transactions that are designated as, and effective as, economic hedges of a net investment in a foreign entity (such as debt denominated in a foreign currency or forward exchange contracts) are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. Gains or losses on foreign currency transactions that do not hedge an exposure are included in determining net income in accordance with the requirements for other foreign currency transactions as described above.

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

Environmental customers are charged retainer fees for ensuring by contract the availability (at predetermined rates) of the Company's response services and equipment. Retainer services include employing a staff to supervise response to an oil spill or other emergency and maintaining specialized equipment. Certain vessel owners pay in advance a minimum annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay the Company additional fees based upon the level of each vessel owner's voyage activity in the U.S. The Company recognizes the greater of revenue earned by voyage activity or the portion of the retainer earned in each accounting period. Certain other vessel owners pay a fixed fee for the Company's retainer service and such fee is recognized ratably throughout the period. Facility owners generally pay a quarterly fee based on a formula that defines and measures petroleum products transported to or processed at the facility. Some facility owners pay an annual fixed fee and such fee is recognized ratably throughout the year. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years. Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenue can vary greatly between comparable periods. Consulting fees are also earned by the Company's environmental service business from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises, and other special projects.

Other, net. In 2000, 1999, and 1998, other income and expense primarily included gains and losses from the sale of marketable securities and the exchange of foreign currencies.

Common Stock Split. On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend distributed on June 15, 2000. Shareholders of record as of June 2, 2000 received one additional share of SEACOR's common stock, par value $.01 per share ("Common Stock") for every two shares they owned on that date. As a result of this stock split, 7,137,801 shares were distributed. Shareholders' Equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. Additionally, except as otherwise indicated, share and per share amounts and stock option and convertible securities have been similarly restated.

Earnings Per Share. Basic earnings per common share were computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share were computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods, respectively. All computations give effect for the three-for-two stock split effected June 15, 2000. Certain options and share awards, 74,140, 46,601, and 79,067 in 2000, 1999, and 1998, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                                                     Per
                                                        Income        Shares        Share
                                                     ------------   ----------     ------

FOR THE YEAR ENDED 2000-
Basic Earnings Per Share:
    Income Before Extraordinary Item ..............  $ 34,120,000   16,887,176     $ 2.02
                                                                                   ======
  Effect of Dilutive Securities:
    Options and Restricted Stock ..................            --      220,082
    Convertible Securities ........................     6,605,000    4,127,270
                                                     ------------   ----------
  Diluted Earnings Per Share:
    Income Available to Common Stockholders
      Plus Assumed Conversions ....................  $ 40,725,000   21,234,528     $ 1.92
                                                     ============   ==========     ======
FOR THE YEAR ENDED 1999-
Basic Earnings Per Share:
    Income Before Extraordinary Item ..............  $ 29,745,000   17,867,480     $ 1.66
                                                                                   ======
  Effect of Dilutive Securities:
    Options and Restricted Stock ..................            --      185,447
    Convertible Securities ........................     6,714,000    4,199,518
                                                     ------------   ----------
  Diluted Earnings Per Share:
    Income Available to Common Stockholders
      Plus Assumed Conversions ....................  $ 36,459,000   22,252,445     $ 1.64
                                                     ============   ==========     ======
FOR THE YEAR ENDED 1998-
Basic Earnings Per Share:
    Income Before Extraordinary Item ..............  $124,618,000   19,702,667     $ 6.32
                                                                                   ======
  Effect of Dilutive Securities:
    Options and Restricted Stock ..................            --      188,851
    Convertible Securities ........................     6,761,000    4,244,316
                                                     ------------   ----------
  Diluted Earnings Per Share:
    Income Available to Common Stockholders
      Plus Assumed Conversions ....................  $131,379,000   24,135,834     $ 5.45
                                                     ============   ==========     ======

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

                                                              Before-Tax       Tax (Expense)      Net-of-Tax
                                                                Amount          or Benefit          Amount
                                                               --------           -------           -------
2000
Foreign currency translation adjustments ....................  $ (2,648)          $   927           $(1,721)
Unrealized gains on available-for-sale securities:
   Unrealized holding gains (losses) arising during period ..    12,809            (4,483)            8,326
   Less - reclassification adjustment for (gains) losses
     included in net income .................................    (7,562)            2,647            (4,915)
                                                               --------           -------           -------
Other comprehensive income ..................................  $  2,599           $  (909)          $ 1,690
                                                               ========           =======           =======
1999
Foreign currency translation adjustments ....................  $   (809)          $   283           $  (526)
Unrealized gains on available-for-sale securities:
   Unrealized holding gains (losses) arising during period ..    (4,030)            1,412            (2,618)
   Less - reclassification adjustment for (gains) losses
     included in net income .................................       279               (98)              181
                                                               --------           -------           -------
Other comprehensive income ..................................  $ (4,560)          $ 1,597           $(2,963)
                                                               ========           =======           =======
1998
Foreign currency translation adjustments ....................  $   (186)          $    65           $  (121)
Unrealized gains on available-for-sale securities:
   Unrealized holding gains (losses) arising during period ..     1,757              (615)            1,142
   Less - reclassification adjustment for (gains) losses
     included in net income .................................    (1,827)              639            (1,188)
                                                               --------           -------           -------
Other comprehensive income ..................................  $   (256)          $    89           $  (167)
                                                               ========           =======           =======

Accumulated other comprehensive income balances during the years indicated are as follows, in thousands of dollars:

                                    Foreign        Unrealized          Accumulated
                                   Currency      Gains (Losses)    Other Comprehensive
                                     Items       on Securities            Income
                                   ---------     --------------    -------------------
2000
Beginning balance...........       $   (293)       $   (2,499)         $     (2,792)
Current period change.......         (1,721)            3,411                 1,690
                                   ---------      -----------         -------------
Ending Balance..............       $ (2,014)       $      912          $     (1,102)
                                   =========      ===========         =============
1999
Beginning balance...........       $    233        $      (62)         $        171
Current period change.......           (526)           (2,437)               (2,963)
                                   ---------      -----------         -------------
Ending Balance..............       $   (293)       $   (2,499)         $     (2,792)
                                   =========      ===========         =============
1998
Beginning balance...........       $    354        $      (16)         $        338
Current period change.......           (121)              (46)                 (167)
                                   ---------      -----------         -------------
Ending Balance..............       $    233        $      (62)         $        171
                                   =========      ===========         =============

Reliance on Foreign Operations. For the years ended December 31, 2000, 1999, and 1998, approximately 30%, 36%, and 39%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign operations, primarily contained in its offshore marine service segment, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas, and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although historically the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations. Oil spill response and related training and consulting service revenues derived from foreign markets have not been material, and the Rigs operate in the U.S. Gulf of Mexico.

Recent Accounting Pronouncements. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133 did not materially affect the financial statements of the Company.

Reclassifications. Certain reclassifications of prior year information have been made to conform with the current year presentation.

2. FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments have been determined using available market information and appropriate valuation methodologies. Considerable judgment was required in developing certain of the estimates of fair value, and accordingly, the estimates presented herein, in thousands of dollars, are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                      2000                       1999
                                                            -------------------------  ------------------------
                                                              Carrying    Estimated     Carrying     Estimated
                                                               Amount     Fair Value     Amount     Fair Value
                                                            ------------ ------------  -----------  -----------
ASSETS:
   Cash and temporary cash investments.....................$   224,219  $   224,219  $    178,509 $    178,509
   Marketable securities...................................     82,181       82,181        73,005       73,005
   Collateral deposits, notes, and other receivables.......      6,781        6,781        22,169       22,151
   Restricted cash.........................................     40,759       40,759        21,985       21,985
   Stock investments, carried at cost......................      1,900        1,900         1,000        1,000
   Commodity swaps, options, and futures and forward
     contracts.............................................        709          709            59           59
LIABILITIES:
   Long-term debt, including current portion...............    363,278      403,060       449,238      424,886
   Indebtedness to a minority shareholder of a subsidiary..         --           --           607          630
   Commodity swaps, options, and futures and forward
     contracts.............................................         21           21         1,285        1,285

The carrying value of cash and temporary cash investments, restricted cash, collateral deposits, and other receivables approximate fair value. It was not practicable to estimate the fair value of the Company's stock investments in 2000 and 1999 because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. The fair values of the Company's notes receivable, long-term debt, indebtedness to a minority stockholder, marketable securities, commodity swaps, options, and futures, and forward contracts were estimated based upon quoted market prices or by discounting the underlying cash flows using market information as to interest rates for receivables and indebtedness of similar terms and maturity.

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pound Sterling. The financial statements of the Company's United Kingdom operations are measured using the Pound Sterling and changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in Accumulated Other Comprehensive Income in Stockholders' Equity. To protect the U.S. dollar value of certain Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 2000, the total notional and fair values of these forward exchange contracts, all of which expire at various dates through August 2001, was $2,758,000 and $71,000, respectively.

During 2000, the Company also entered into Norwegian Kroner forward exchange contracts. These contracts enable the Company to buy Norwegian Kroners in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange should the Company decide to conduct business in Norway. The Company considers these contracts as intellectual hedges and therefore, the resulting gains or losses from these transactions are charged to Derivative Income (Loss) in the Consolidated Statements of Income. For the twelve month period ending December 31, 2000, the Company recognized net gains of $639,000 from its Norwegian Kroner forward exchange contracts. At December 31, 2000, the notional and fair values of the Norwegian Kroner forward exchange contracts were NOK93,377,500, or $10,000,000, and NOK5,605,500, or $639,000,
respectively, and the contracts expire in January 2001.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in the market value of its commodity contracts at the end of each month and recognizes a related gain or loss. For the twelve month periods ending December 31, 2000, 1999, and 1998, the Company has recognized net losses of $980,000, net losses of $1,323,000, and net gains of $3,273,000, respectively, from commodity hedging activities that were reported as Derivative Income (Loss) in the Consolidated Statements of Income. At December 31, 2000, the Company's positions in commodity contracts were not material.

In order to reduce its cost of capital, the Company entered into swap agreements during 1999 with a major financial institution with respect to notional amounts equal to a portion of the $110,000,000 aggregate principal amount of the Chiles 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes"). Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid by Chiles Offshore on the notional amount of Chiles 10.0% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 6.9% per annum on the agreed upon price of such notional amount of Chiles 10.0% Notes as set forth in the applicable swap agreement.

Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10.0% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. In September 2000, Chiles Offshore purchased and redeemed substantially all of its then outstanding Chiles 10.0% Notes with proceeds from the Chiles IPO that resulted in the termination of these swap agreements and the Company recognized derivative income of $6,634,000.

3. MARKETABLE SECURITIES:

The Company's marketable securities are categorized as available-for-sale, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are measured at fair values with unrealized holding gains and losses charged to Accumulated Other Comprehensive Income in Stockholders' Equity. The amortized cost and fair value of marketable securities at December 31, 2000 and 1999 were as follows, in thousands of dollars:

                                                             Gross Unrealized Holding
                                                             -------------------------
                                             Amortized
         Type of Securities                     Cost           Gains         Losses        Fair Value
--------------------------------------     --------------    ----------    -----------   ---------------
2000
  Available-for-Sale:
    U.S. Government and Agencies....      $        56,530   $     422     $    (442)     $       56,510
    U.S. States and Political
      Subdivisions..................                4,050         141            --               4,191
    Corporate Debt Securities.......                5,794          --           (80)              5,714
    UK Government Securities........                3,865          --            (8)              3,857
    Equity Securities...............               10,540       1,716          (347)             11,909
                                           --------------    --------      ---------      -------------
                                          $        80,779   $   2,279     $    (877)     $       82,181
                                           ==============    ========      =========      =============
1999
  Available-for-Sale:
    U.S. Government and Agencies....      $        56,312   $      --     $  (3,282)     $       53,030
    U.S. States and Political
      Subdivisions..................                1,045          --           (81)                964
    Corporate Debt Securities.......                1,770          --           (80)              1,690
    UK Government Securities........                4,439          --          (110)              4,329
    Equity Securities...............               13,428         637        (1,073)             12,992
                                           --------------    --------      ---------      -------------
                                          $        76,994   $     637     $  (4,626)     $       73,005
                                           ==============    ========      =========      =============

The contractual maturities of debt marketable securities at December 31, 2000 were as follows, in thousands of dollars:

                                                         Amortized      Fair
                 Type and Maturity                          Cost        Value
----------------------------------------------------    ----------  -----------
Available-for-Sale:
   Mature in One Year or Less.......................   $   5,069    $   4,997
   Mature After One Year Through Five Years.........      49,406       49,535
   Mature After Five Years Through Ten Years........       8,490        8,572
   Mature After Ten Years...........................       7,274        7,168
                                                        --------    ---------
                                                       $  70,239    $  70,272
                                                        ========    =========

During 2000, 1999, and 1998, the sale of available-for-sale securities resulted in gross realized gains of $8,558,000, $721,000, and $2,084,000, respectively, and gross realized losses of $996,000, $1,000,000, and $257,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses.

4. VESSEL ACQUISITIONS AND DISPOSITIONS:

Putford Transaction. On April 19, 2000, the Company acquired all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively, "Boston Putford"). Assets indirectly acquired in the acquisition included Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests, and fixed assets for an aggregate purchase price valued at approximately (pound)23,00,000 ($39,300,000 based on exchange rates in effect and SEACOR's closing stock price on April 19, 2000). Boston Putford's SBSV fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consisted of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consisted of (pound)14,200,000 in cash ($22,500,000 based on exchange rates in effect on April 19, 2000), 125,423 shares of Common Stock (after adjustment for the Company's stock split in June 2000), a (pound)5,000,000, five-year, 4.0% fixed coupon note, and a (pound)2,500,000, five-year, 4.0% fixed coupon note that is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined had an estimated value of (pound)6,200,000 ($9,800,000 based on exchange rates in effect on April 19, 2000). The cost of the acquisition was allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed, plus amounts of transaction costs and the related deferred tax effect of the acquisition. Results of operations of Boston Putford are included in the consolidated financial statements of the Company beginning on the date of the acquisition. The following unaudited pro forma information has been prepared as if the acquisition of Boston Putford had occurred at the beginning of each of the periods presented, in thousands of dollars except per share data. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

                                                     For the Year Ended
                                                 ---------------------------
                                                   12/31/00      12/31/99
                                                 ------------- -------------
    Revenue................................      $   353,893   $   343,761
    Income Before Extraordinary Item.......           35,851        34,477
    Net Income.............................           35,851        35,668
    Basic Earnings Per Share...............             2.12          1.98

SCF Transaction. On December 20, 2000, the Company acquired SCF Corporation ("SCF"), a company that owns and operates inland river barges and that was substantially owned and controlled by certain SEACOR directors. Forty-three barges and a 50% interest in a partnership that owns 11 additional barges acquired in the SCF transaction were valued at $7,500,000. The SCF acquisition resulted in the Company's issuance of 121,064 shares of Common Stock net of 254,381 shares owned by SCF, which have been returned to treasury, and the payment to SCF's shareholders of $3,304,000 in cash, representing SCF's working capital. The cost of the SCF acquisition was allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed, plus amounts of transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $1,200,000 was recorded in connection with this acquisition and is being amortized to expense over 12 years. The pro forma effect of the acquisition of SCF on the Company's results of operations was not material.

Acquisitions Following Year-end. In January 2001, the Company acquired all of the issued share capital of Plaisance Marine, Inc. ("Plaisance Marine") that owns two mini-supply vessels and acquired four additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was approximately $20,100,000, including approximately $16,200,000 paid in cash, the assumption of approximately $700,000 of debt, and the issuance of 71,577 shares of Common Stock valued at approximately $3,200,000 as of November 22, 2000. Plaisance Marine and affiliated companies are headquartered in Louisiana, and the Plaisance Fleet operates in the U.S. Gulf of Mexico. In February 2001, the Company acquired two U.S. based towing supply vessels from Rincon Marine, Inc., a U.S. based operator ("Rincon"). Aggregate consideration paid Rincon was approximately $19,700,000, including approximately $6,100,000 in cash and the assumption of approximately $13,600,000 of debt.

Vessel Construction. Since January 1, 1998, the Company completed the construction of 10 crew, 7 anchor handling towing supply, 4 supply, and 2 utility vessels at an approximate aggregate cost of $229,367,000 and 23 barges for an approximate aggregate cost of $6,000,000.

Vessel Dispositions. The table below sets forth, during the fiscal years indicated, the number of offshore support vessels sold by type of service. At December 31, 2000, 16 of those vessels, including 10 supply and towing supply, 5 crew, and 1 anchor handling towing supply, were bareboat chartered-in by the Company.

           Type of Vessel                  2000         1999          1998
-------------------------------------  -----------  ------------  -----------
Utility..............................         8            2             7
Supply...............................         6           --             6
Anchor Handling Towing Supply........         1            1             8
Crew.................................         1           11             5
Towing Supply........................         3           --             8
Standby Safety.......................         2           --            --
                                       --------     --------      --------
                                             21           14            34
                                       ========     ========      ========

5. INVESTMENT IN CHILES OFFSHORE INC.

On September 22, 2000, Chiles Offshore converted from a limited liability company to a corporation and completed the Chiles IPO of 8,970,000 shares of its common stock at $19.00 per share and immediately following the Chiles IPO, Chiles Offshore had 17,687,241 shares of common stock outstanding. Proceeds from the Chiles IPO, net of offering costs, approximated $156,900,000. Chiles Offshore used $99,000,000 of the offering proceeds to repurchase and retire outstanding indebtedness consisting of approximately $95,000,000 principal amount of the 10.0% Chiles Notes plus accrued interest. Chiles Offshore also used approximately $7,000,000 to repay outstanding indebtedness under its bank facility. As a result of termination of the limited liability company status, Chiles recorded a net deferred tax liability through a charge to earnings of approximately $27,400,000 attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation.

As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3% and the Company owns 4,831,401 shares of common stock of Chiles Offshore as of the date of the Chiles IPO. With less than 50% ownership interest, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles Offshore using the equity method. The Company recognized a gain upon the sale of common stock of Chiles Offshore of $2,615,000, net of deferred taxes, representing the difference between the Company's underlying interest in the net book value of Chiles Offshore immediately following the Chiles IPO and its pre-IPO carrying value. As a result of Chiles Offshore's redemption of the Chiles 10.0% Notes, certain swap agreements with respect to the Chiles 10.0% Notes, to which the Company was a party, were terminated and the Company recognized derivative income of $6,634,000.

During December 2000, Chiles Offshore repurchased 109,000 shares of its common stock at an average cost of $16.01 per share and therefore, the number of shares of common stock outstanding was reduced to 17,578,241. As a result of this reduction in the outstanding shares of Chiles Offshore's common stock, the Company's ownership interest in Chiles Offshore increased from 27.3% to 27.5%.

The following table is summarized financial information, in thousands of dollars, for Chiles for the periods indicated.

                                                                         12/31/00     12/31/99
                                                                        ----------- ------------
Current Assets.....................................................    $   62,662  $    7,937
Noncurrent Assets..................................................       237,393     195,309
Current Liabilities................................................        23,348      11,668
Noncurrent Liabilities.............................................        28,858     117,000

                                                                                For the Years Ended
                                                                            --------------------------
                                        1/1/00-9/21/00   9/22/00-12/31/00    12/31/99        12/31/98
                                        --------------   ----------------   ----------      ----------
Operating Revenue....................    $   37,380       $    18,626       $    8,596      $      --
Operating Income (Loss)..............        14,550             6,212             (585)          (823)
Income (Loss) Before Extraordinary
  Item...............................         6,888           (22,791)          (3,475)           173
Net Income (Loss)....................         6,888           (24,611)          (3,963)           173

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES:

Investments, carried at equity, and advances to 50% or less owned companies at December 31, 2000 and 1999 were as follows, in thousands of dollars:

                                        Ownership
     50% or Less Owned Companies       Percentage        2000         1999
------------------------------------- -------------   -----------  -----------
Chiles Offshore Inc. (see Note 5)....     27.5%       $  68,122    $      --
Globe Wireless, LLC..................     38.0%          25,478       31,646
SEAMEX International, Ltd............     40.0%          13,918       14,025
Pelican Offshore Services Pte Ltd....     50.0%           6,114           --
Ocean Marine Services (Egypt) Ltd....     33.3%           5,158        6,252
Ultragas Smit Lloyd Ltda.............     49.0%           3,285        3,524
Maritima Mexicana, S.A...............     40.0%           2,682        3,828
Patagonia Offshore Services S.A......     50.0%           2,135        2,595
SEACOR-Smit (Aquitaine) Ltd..........     50.0%           1,252        5,641
Other................................  25.7%-50.0%        9,550        9,765
                                                      ---------    ---------
                                                      $ 137,694    $  77,276
                                                      =========    =========

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

Prior to 1999, the Company carried its investment in Globe Wireless at cost. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began recording its proportionate share of the net losses of Globe Wireless during the second quarter of 1999.

TMM Joint Ventures. During 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), structured a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") that is comprised of two corporations, Maritima Mexicana, S.A. and SEAMEX International Ltd. ("SEAMEX"), a Liberian corporation. Since 1994, the Company has sold six of its vessels to the TMM Joint Venture. The Company realized gains from the vessel sales that have been deferred to the extent of the Company's ownership interest in the TMM Joint Venture and are being amortized to income over the vessels' depreciable lives. At December 31, 2000, the TMM Joint Venture operated 12 offshore support vessels owned by the joint venture and 11 bareboat and time chartered-in offshore support vessels, 6 of which were provided by the Company.

Pelican Offshore Services Pte Ltd. During 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation, ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns six and charters-in one newly built Fast Support Intervention Vessels (also known as multipurpose crew vessels). At December 31, 2000, the seven vessels were operating in the Far East.

Smit Joint Ventures. In 1996, SMIT Internationale N.V. ("SMIT") and the Company structured a joint venture, SEACOR-Smit (Aquitaine) Ltd., a Bahamian corporation ("Aquitaine"), and the Company purchased the joint venture interests of SMIT in Smit Swire Shilbaya Egypt Ltd., an Egyptian corporation ("SSS"), Ultragas Smit Lloyd Ltda., a Chilean corporation ("Ultragas-Smit"), and Smit Lloyd Matsas (Hellas) Shipping Company S.A. ("Matsas"), a Greek corporation. During 1998, the assets of SSS were transferred to Ocean Marine Services (Egypt) Ltd. ("OMS"), also an Egyptian corporation. At December 31, 2000, OMS owned six vessels that were operating offshore Egypt; Ultragas-Smit owned four vessels that were operating offshore Chile; and Aquitaine owned three vessels that were operating in the Far East and the Mediterranean and Matsas owned two vessels that were operating in the Mediterranean.

In 1999, the Board of Directors of Aquitaine adopted a plan of liquidation due to such venture's limited opportunities for future investments and growth. During 2000 and 1999, the Company received liquidating dividends of $5,000,000 and $10,000,000, respectively. Aquitaine shall continue operations until such time as its remaining fleet can be sold or otherwise liquidated. As a consequence of the liquidation plan, the Company recorded

With respect to the Company's equity interest in the net earnings of Aquitaine, the Company has recorded $214,000 and $3,000,000 of income tax expense in 2000 and 1999, respectively. Prior to 1999, no income tax expense was recorded in connection with this foreign joint venture's operations in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

At December 31, 2000, the amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $7,418,000. Deferred taxes have not been recorded with respect to $9,787,000 of those earnings.

7. RESTRICTED CASH:

At December 31, 2000, restricted cash, totaling $40,759,000, is intended for use in defraying costs to construct offshore support vessels for the Company. At December 31, 2000, the Company has funded $10,855,000 of offshore support vessels construction costs from unrestricted cash balances, and subject to the Maritime Administration's approval, the Company expects such amounts to be reimbursed from construction reserve fund restricted cash accounts, as discussed below.

Proceeds from the sale of certain offshore support vessels in 1997, 1998, 1999, and 2000 have been deposited into escrow and construction reserve fund bank accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. Escrow accounts were established pursuant to certain exchange and escrow agreements and restrict the use of funds deposited therein for a period of six months. Should replacement offshore support vessels not be delivered prior to expiration of the applicable six-month escrow period, funds then remaining in the escrow accounts will be released to the Company for general use. In 1998, the Company also established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. From date of deposit, withdrawals from these accounts are subject to prior written approval of the Maritime Administration. Funds must be committed for expenditure within three years or be released for the Company's general use. Gains from vessel sales previously deferred would become immediately taxable upon release to the Company, for general use, of sale proceeds that were deposited into joint depository construction reserve fund accounts.

8. INCOME TAXES:

Income before income taxes, minority interest, equity in net earnings of 50% or less owned companies, and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows, in thousands of dollars:

                                                      2000              1999              1998
                                                  -------------     -------------     -------------
United States.................................    $    56,743       $    36,382       $   118,721
Foreign.......................................          4,915             7,134            54,175
                                                  -----------       -----------       -----------
                                                  $    61,658       $    43,516       $   172,896
                                                  ===========       ===========       ===========

The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31, in thousands of dollars:

                                                      2000              1999              1998
                                                  -------------     -------------     -------------
Current:
   State......................................    $       741       $       666       $     1,367
   Federal....................................           (600)           (2,176)           26,607
   Foreign....................................          4,811             1,868             5,661
Deferred:
   Federal....................................         14,351            14,891            26,658
   Foreign....................................          1,277                 -                 -
                                                  -----------       -----------       -----------
                                                  $    20,580       $    15,249       $    60,293
                                                  ===========       ===========       ===========

The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                                      2000              1999               1998
                                                  -------------     -------------     --------------
Statutory Rate................................        35.0 %            35.0%             35.0 %
Foreign and State Taxes.......................         1.2 %             1.8%              1.3 %
Other.........................................        (2.8)%            (1.8%             (1.4)%
                                                  ----------        ---------         ----------
                                                      33.4 %            35.0%             34.9 %
                                                  ==========        =========         ==========

The components of the net deferred income tax liability were as follows, for the years ended December 31, in thousands of dollars:

                                                     2000            1999
                                                 ------------    -------------
Deferred tax assets:
      Net Operating Loss Carryforwards.......    $     10,809    $          --
      Foreign Tax Credit Carryforwards.......           6,968            2,486
      Subpart F Loss.........................           3,644            2,499
      Nondeductible Accruals.................             598              827
      Other..................................           1,324            1,800
                                                 ------------    -------------
         Total deferred tax assets...........          23,343            7,612
                                                 ------------    -------------
Deferred tax liabilities:
      Property and equipment.................         117,853          106,099
      Investment in Subsidiaries.............          24,466            3,060
      Other..................................             491               --
                                                 ------------    -------------
         Total deferred tax liabilities......         142,810          109,159
                                                 ------------    -------------
            Net deferred tax liabilities.....    $    119,467    $     101,547
                                                 ============    =============

The Company has not recognized a deferred tax liability of $7,545,000 for undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 2000, the undistributed earnings of these subsidiaries and joint venture corporations were $21,556,000. As of December 31, 2000, the Company has net operating loss carryforwards for income tax purposes totaling approximately $30,883,000, including $28,960,000 that expires in 2014 and $1,923,000 that expires in 2015. As of December 31, 2000, the Company also has foreign tax credit Carryforwards for income tax purposes approximating $6,968,000 that expire from 2003 through 2005. The Company believes that it will be able to utilize the net operating loss and foreign tax credit carryforwards through future earnings or tax strategies of the Company and therefore no valuation allowance on the related deferred tax assets was recorded.

9. LONG-TERM DEBT:

Long-term debt balances, maturities, and interest rates are as follows as of December 31, in thousands of dollars:

                                                                                 2000              1999
                                                                            --------------    --------------
5 3/8% Convertible Subordinated Notes due 2006, interest payable
semi-annually.............................................................  $    181,600      $    181,600
7.2% Senior Notes due 2009, interest payable semi-annually................       147,500           147,500
10.0% Senior Notes of Chiles due 2008, interest payable semi-annually                 --            68,265
5.467% Subordinated Promissory Notes due SMIT in 2004, interest payable
  quarterly ..............................................................        23,200            23,200
Chiles Bank Facility, principal payments beginning 2003 and due through
  2006, bearing interest at LIBOR plus 1 3/8% (approximately 7.3%
  at December 31, 1999)...................................................            --            22,000
Capital Lease Obligations, see Note 13....................................        17,580            19,255
Promissory Notes due the ex-shareholders of Putford Enterprises Ltd.,
  bearing interest at 4%, principal and interest due April 2005 ..........        11,198                --
Promissory Notes due various financial institutions, primarily secured by property and equipment, interest rates ranging from 7.15% to 10.0%,
  principal repayments at various dates through 2004......................         1,103             1,515
Promissory Note due a vessel charterer, payable in equal monthly installments from February 1998 through June 2002, bearing
  interest at 10.0%,  secured by Mortgage on a vessel.....................            --               737
Promissory Note due a financial institution, payable in quarterly installments through May 2003, bearing interest at LIBOR plus 2.5%,
  secured by a First Preferred Ship Mortgage covering eleven barges.......           202                --
Promissory Note due a stockholder, payable in equal annual installments
  from January 1998 through January 2001, bearing interest at 7.5%........           278               536
                                                                             -----------       -----------
                                                                                 382,661           464,608
Less  - Portion due within one year.......................................        (2,553)           (2,832)
      - Debt premium or (discount), net...................................        (2,153)            3,885
                                                                             -----------       -----------
                                                                             $   377,955       $   465,661
                                                                             ===========       ===========

Annual maturities of long-term debt for the five years following December 31, 2000 are as follows, in thousands of dollars.

                                           2001           2002          2003          2004           2005
                                        -----------    ----------    -----------   -----------    -----------
Amount...............................   $     2,553    $    9,364    $       152   $    23,283    $    11,233
                                        ===========    ==========    ===========   ===========    ===========

Convertible Notes. On November 5, 1996, the Company completed the private placement of $172,500,000 aggregate principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "Convertible Notes"). The Convertible Notes and the SMIT Convertible Notes defined below (collectively the "5 3/8% Notes") were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of SEACOR's common stock at a conversion price of $66.00 per share (equivalent to a conversion rate of 15.1515 shares of SEACOR's common stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The Company incurred $4,311,000 in costs associated with the sale of the Convertible Notes including $3,881,000 of underwriter's discount. The debt issue costs are reported in other assets and are being amortized to expense over the life of the related debt using the effective interest rate method. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The 5 3/8% Notes will mature on November 15, 2006 and bear interest at a rate of 5 3/8% per annum from November 5, 1996, in the case of the Convertible Notes, and December 19, 1996, in the case of the SMIT Convertible Notes, or in each case, from the most recent interest payment date on which interest has been paid or provided for, payable on May 15 and November 15 of each year, commencing on May 15, 1997 to the holders thereof on May 1 and November 1, respectively, preceding such interest payment date.

On December 19, 1996, the Company acquired substantially all of the offshore marine vessel assets, vessel spare parts, and certain related joint venture interests owned by SMIT and its subsidiaries (the "SMIT Transaction"). Pursuant to the SMIT Transaction, the Company issued $15,250,000 principal amount of its SMIT Convertible Notes. The SMIT Convertible Notes were issued under the 1996 Indenture discussed above. Also, pursuant to the SMIT Transaction, the Company entered into lease purchase agreements for two vessels. See Note 13.

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

The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness which the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At December 31, 2000, there were outstanding letters of credit issued by DnB on behalf of the Company totaling $5,459,000 and the amount available for future borrowings under the DnB Credit Facility totaled $80,906,000.

7.2% Notes. On September 15, 1997, the Company completed the sale of $150,000,000 aggregate principal amount of its 7.2% Senior Notes due 2009 (the "7.2% Notes") which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On December 8, 1997, the Company completed an exchange offer through which it exchanged all of the 7.2% Notes for a series of 7.2% Senior Notes (the "7.2% Exchange Notes") which are identical in all material respects to the 7.2% Notes, except that the 7.2% Exchange Notes are registered under the Securities Act of 1933, as amended. The 7.2% Notes and the 7.2% Exchange Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. The Company incurred $1,412,500 in costs associated with the sale of the 7.2% Notes including
$1,012,500 of underwriters discount. Debt issue costs are reported in Other Assets of the Consolidated Balance Sheet and are being amortized to expense over the life of the related indebtedness using the effective interest rate method. During 1999, the Company purchased $2,500,000 principal amount of its 7.2% Notes in the open market.

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

Chiles 10.0% Notes. On April 29, 1998, Chiles Offshore completed the sale of the Chiles 10.0% Notes. Interest on the Chiles 10.0% Notes was payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. During 1998 and 1999, SEACOR and a wholly owned subsidiary of SEACOR purchased $17,130,000 and $43,235,000, respectively, principal amount of the Chiles 10.0% Notes in the open market. The write-off of certain deferred financing costs associated with the Chiles 10.0% Notes acquired and the difference between the amount paid to acquire the Chiles 10.0% Notes and their carrying value resulted in the recognition of an extraordinary gain of $1,309,000 and $1,211,000 in 1998 and 1999, respectively. During 1999, SEACOR and its wholly owned subsidiary that owned Chiles 10.0% Notes sold $18,630,000 principal amount of such notes to a financial institution, subject to swap agreements. See Note 2 for discussion. In November 1999, Chiles Offshore completed an offering of membership interests and rights to purchase membership interests (the "Offering") which provided all current members with a pro rata right to purchase such securities in an aggregate amount of $15,000,000. The proceeds from this Offering were used by Chiles Offshore to repurchase, at par, $15,000,000 aggregate principal amount of the Chiles 10.0% Notes from SEACOR. Net proceeds from the Chiles IPO approximated $156,900,000. Chiles Offshore used $99,000,000 of the Chiles IPO offering proceeds to repurchase and retire outstanding indebtedness, consisting of approximately $95,000,000 principal amount of the Chiles 10.0% Notes plus accrued interest. Chiles Offshore also used approximately $7,000,000 of the Chiles IPO proceeds to repay outstanding indebtedness due under its bank facility.

Chiles Bank Facility. Also on April 29, 1998, Chiles Offshore entered into a bank credit agreement that provided for a $25,000,000 revolving credit facility (the "Chiles Bank Facility") maturing December 31, 2004. The Chiles Bank Facility was arranged by Nederlandse Scheepshypotheek Bank N.V. and MeesPierson Capital Corporation. In December 1999, the Chiles Bank Facility was amended and available borrowings rose from $25,000,000 to $40,000,000 (the "Amended Chiles Bank Facility"). The Amended Chiles Bank Facility provided for a floating interest rate of LIBOR plus 1 3/8% per annum (approximately 7.3% at December 31,
1999) on amounts outstanding under the Amended Chiles Bank Facility and provided for repayment of such amounts in eight quarterly installments of $1,875,000
beginning  March  31,  2003,   followed  by  eight  quarterly   installments  of
$3,125,000, with the remaining balance payable on December 31, 2006. As a condition precedent to the increase in the Amended Chiles Bank Facility, Chiles Offshore was required to reduce the outstanding principal amount of the Chiles 10.0% Notes by $15,000,000 to $95,000,000. In December 2000, Chiles Offshore replaced this bank credit agreement with a $120,000,000 credit facility that was facilitated by Fortis Capital Corporation, Nedship Bank N.V., and DnB.

Effective September 22, 2000, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows. See Note 5 for discussion.

10. COMMON STOCK:

During 1999, SEACOR's Board of Directors increased its securities repurchase authority by $105,000,000. The securities covered by the repurchase program include the Company's Common Stock, its 5 3/8% Notes, and its 7.2% Notes (collectively, the "SEACOR Securities"). Prior to the deconsolidation of Chiles (see Note 5 for discussion), the Chiles 10.0% Notes were also covered by the repurchase program. A total of 1,462,000 shares of Common Stock, at an aggregate cost of $65,520,000, were repurchased for treasury during 1999.

During 2000, SEACOR's Board of Directors increased its securities repurchase authority by $15,000,000. A total of 154,400 shares of Common Stock, at an aggregate cost of $4,776,000, were repurchased for treasury during 2000. As of December 31, 2000, the Company had approximately $36,884,000 available for the repurchase of SEACOR Securities. The repurchase of any SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions.

11. BENEFIT PLANS:

Seacor Savings Plan. SEACOR, through a wholly owned subsidiary, introduced a defined contribution plan (the "SEACOR Plan"), effective July 1, 1994. Furthermore, in connection with a merger and acquisition, the Company assumed the obligations of certain other defined contribution plans. Effective January 1, 1998, the Company merged the defined contribution plans previously assumed into the SEACOR Plan. Requirements for eligibility in the SEACOR Plan include
(i) one year of full time  employment,  (ii)  attainment of 21 years of age, and
(iii) residency in the United States. Participants may contribute up to 15% of their pre-tax annual compensation, and contributions are funded monthly. Participants are fully vested in the Company's contribution upon (i) attaining the age of 65, (ii) death, (iii) becoming disabled, or (iv) completing five years of employment service. Contribution forfeitures for non-vested terminated employees are used to reduce future contributions of the Company or pay administrative expenses. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in the SEACOR Plan and is subject to annual review by the Board of Directors. The Company's contributions to the plan were $977,000, $948,000, and $845,000 for the years ended December 31, 2000,
1999, and 1998, respectively.

Stock Plans. On November 22, 1992, and April 18, 1996, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 1996 Share Incentive Plan (the "Share Incentive Plan"), respectively (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of SEACOR's common stock, and the Share Incentive Plan additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards, and stock units to key officers and employees of the Company. The exercise price per share of options granted cannot be less than 75% and 90% of the fair market value of SEACOR's common stock at the date of grant under the Stock Option Plan and Share Incentive Plan, respectively. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors (the "Compensation Committee"). Seven hundred fifty thousand shares of SEACOR's common stock have been reserved for issuance under each of the Stock Option Plan and the Share Incentive Plan.

On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase for six-month offering periods. Three hundred thousand shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. Eligible employees may accumulate savings through payroll deductions over an offering period in order to purchase Common Stock at the end of such period. Purchases of Common Stock under the Stock Purchase Plan may only be made with accumulated savings from payroll deductions, and an employee cannot complete such purchases using other resources. All employees who have been continuously employed by SEACOR's participating subsidiaries for at least six months and who regularly work more than 20 hours a week and more than five months a year are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "code") but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval.

On May 23, 2000, the stockholders of SEACOR also approved the 2000 Stock Options Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common stock on the date the options are granted. One hundred fifty thousand shares of Common stock have been reserved under the Non-Employee Director Plan. Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability.

Stock Options. In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in 1996 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No.
25. The Company has elected to continue accounting for its plan under APB Opinion No 25. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 2000, 1999, and 1998, in thousands of dollars, except per share data.

                                         2000                        1999                        1998
                               -------------------------- --------------------------- --------------------------
                               As Reported    Pro forma   As Reported    Pro forma    As Reported    Pro forma
                               ------------  ------------ ------------- ------------- ------------- ------------
Net Income..................    $ 34,120     $  32,211    $  30,936     $  30,439     $ 125,927     $ 125,746

Earnings per common share:
   Basic....................    $   2.02     $    1.91    $    1.73     $    1.71     $    6.39     $    6.38
   Diluted..................        1.92          1.83         1.69          1.67          5.50          5.49

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.

Share Award Transactions. The following transactions have occurred in the Plans during the periods ended December 31:

                                                 2000                      1999                       1998
                                       ------------------------- -------------------------  ------------------------
                                                     Wt'ed Avg.                Wt'ed Avg.                Wt'ed Avg.
                                        Number of    Exercise/    Number of    Exercise/    Number of    Exercise/
                                         Shares     Grant Price    Shares     Grant Price     Shares    Grant Price
                                       -----------  ------------ -----------  ------------  ----------  ------------
Stock Option Activities --
   Outstanding, at beginning of year     545,871    $    16.31     443,721    $    13.09      487,668   $    11.36
      Granted.........................   172,616    $    32.81     104,775    $    29.97       30,978   $    34.49
      Exercised.......................   (36,750)   $    10.32          --    $       --      (73,125)  $    10.36
      Canceled........................      (525)   $    32.10      (2,625)   $    17.71       (1,800)  $    22.97
                                       ---------                 ---------                  ---------
   Outstanding, at end of year........   681,212    $    20.80     545,871    $    16.31      443,721   $    13.09
                                       =========                 =========                  =========
   Options exercisable at year end ...   452,511    $    14.30     421,403    $    12.05      413,043   $    11.51
                                       =========                 =========                  =========
   Weighted average fair value of
      Options granted................. $   34.70                 $   18.57                  $   22.39
                                       =========                 =========                  =========

Restricted stock awards granted.......    44,018    $    35.04      55,500    $    29.79       37,935   $    34.77
                                       =========                 =========                  =========

Shares available for future grant ....   348,711                   563,945                    721,370
                                       =========                 =========                  =========

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 38.09%, 44.07%, and 44.06% in the years 2000, 1999, and 1998, respectively, (c) discount rates of 6.21%, 5.01%, and 5.21% in the years 2000, 1999 and 1998, respectively, and (d) expected lives of five years.

On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over one and three year vesting periods. During 2000, 1999, and 1998, compensation cost recognized in connection with restricted stock awards totaled $1,337,000, $1,508,000, and $1,333,000, respectively. At December 31, 2000, there were 74,372 shares of unvested restricted stock outstanding at a weighted average price of $46.00. Of the unvested shares outstanding, 44,975, 20,708, and 8,689 shares will vest in 2001, 2002, and 2003, respectively. On February 14, 2001, the Compensation Committee granted 53,030 restricted shares to certain officers and key employees of the Company with aggregate market value of $2,728,000 on that date.

The following table summarizes certain information about the options outstanding at December 31, 2000 grouped into three exercise price ranges:

                                                                       Exercise Price Range
                                                        ---------------------------------------------------
                                                        $6.43 - $16.63   $20.50 - $29.67   $30.71 - $43.00
                                                        ---------------- ----------------- ----------------
Options outstanding at December 31, 2000.............           391,836           75,525           213,851
Weighted-average exercise price......................   $         11.76   $        28.92    $        34.50
Weighted-average remaining contractual life (years)..              3.59             7.33              8.61
Options exercisable at December 31, 2000.............           391,836           30,375            30,300
Weighted average exercise price of exercisable
  options............................................   $         11.76   $        27.95    $        33.43

12. RELATED PARTY TRANSACTIONS:

National Response Corporation, a wholly owned subsidiary of the Company ("NRC"), contracts with James Miller Marine Services ("JMMS"), an environmental contractor based in Staten Island, New York, for spill response services. In fiscal 2000, 1999, and 1998, NRC paid approximately $203,000, $362,000, and
$398,000, respectively, to JMMS for these services. The brother of a NRC director is Vice President of JMMS.

Miller Environmental Group ("MEG"), an environmental contractor based in Calverton, New York, maintains and stores spill response equipment owned by NRC and provides labor, equipment and materials to assist in spill response activities, and provides other services to NRC. In fiscal 2000, 1999, and 1998, NRC paid approximately $82,000, $293,000, and $171,000, respectively, to MEG for these services. The father of a NRC director is Vice President, Secretary and Treasurer of MEG.

Globe Wireless provides the Company's offshore marine service segment a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software, and electronic equipment aboard its offshore marine vessels. In fiscal 2000, 1999, and 1998, approximately $1,237,000, $1,421,000, and $743,000, respectively, was paid to Globe Wireless for services and merchandise provided the Company.

A fee is paid to a minority stockholder for managing the Company's North Sea standby safety vessels. The U.S. dollar equivalent of such fees paid in Pounds Sterling approximated $596,000, $1,058,000, and $1,087,000 in the years ended December 31, 2000, 1999, and 1998, respectively.

On December 20, 2000, the Company acquired through a merger SCF, a company that owned and operated inland river barges and that was substantially owned and controlled by certain SEACOR officers and directors, including

Messrs. Fabrikant, Blank, Conway, Morse, and an entity this is an affiliate of Mr. Gellert. See Note 4 for additional discussion of this transaction.



13. COMMITMENTS AND CONTINGENCIES:

As of December 31, 2000, the Company has commitments to build eight offshore support vessels at an approximate aggregate cost of $43,064,000 of which $6,340,000 has been expended. These vessels are expected to enter service during the next two years. A joint venture corporation, in which the Company owns a 50% equity interest, is committed to the construction of one Handymax Dry-Bulk ship that is expected to enter service in 2001. The cost to construct and place this ship into service will approximate $19,500,000, of which 75% is expected to be financed from external sources. Following December 31, 2000, the Company committed to build two additional offshore support vessels at an approximate aggregate cost of $6,500,000 and an additional 60 barges at an approximate aggregate cost of $14,900,000. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The offshore support vessels are expected to be delivered during the fourth quarter of 2001 and the barges are expected to be delivered at various dates through June 2001.

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

During 1998 and 1995, the Company entered into sale-type leases for two crew and one anchor handling towing supply vessels, respectively. The anchor handling towing supply vessel was sold in 1998 to a third party and bareboat chartered to SEAMEX. The remaining leases expire in 2001 and contain options that permit the lessee to purchase the vessels at various dates during the term of the leases. The amortization of unearned income in the years ended December 31, 2000, 1999, and 1998, totaled $492,000, $548,000, and $403,000, respectively. The net investment in sale-type leases at December 31, 2000 was comprised of minimum lease payment receivables totaling $791,000, estimated residual values of $1,933,000, and unearned income of $413,000. As of December 31, 2000, $385,000 and $1,926,000 of the net investment in the sale-type leases were reported in the Consolidated Balance Sheets as current and noncurrent other assets, respectively.

In December 1996, pursuant to the SMIT Transaction, the Company leased two vessels under capital leases with gross costs of $21,239,000 that are being depreciated over an estimated useful life of 23 years. At December 31, 2000 and 1999, accumulated depreciation related to these vessels totaled $3,727,000 and $2,754,000, respectively. At December 31, 2000, $1,767,000 and $15,813,000 in
obligations under these capital leases are reported as current and long-term debt, respectively. Minimum lease payments of $18,482,000 are due in 2001. The amount to be paid in 2001 will include cash and the issuance of $6,750,000 in SMIT Convertible Notes. Future minimum lease payments include interest of $902,000.

During 2000, 1999, and 1998, the Company completed transactions for the sale and leaseback of 3, 5, and 11 vessels, respectively, and the leases have been classified as operating leases in accordance with SFAS No. 13 "Accounting for Leases." The leases contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from two to five years. Gains realized from those sales, totaling $1,394,000, $6,566,000 and $38,442,000 in 2000, 1999, and 1998,
respectively, have been deferred and are being credited to income as reductions in rental expense over the lease terms. Rental expense in 2000, 1999 and 1998 totaled $3,267,000, $3,525,000, and $2,142,000, respectively. Future minimum lease payments are $11,197,000 in 2001, $7,429,000 in 2002, $6,300,000 in 2003,
$5,279,000 in 2004, and $4,560,000 in 2005.

14. MAJOR CUSTOMERS AND SEGMENT DATA:

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

The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. Two of the large groups of offshore support vessels operated by the Company are crew boats, which transport personnel and small loads of cargo when expedited deliveries are required, and utility boats, which support offshore production activities by delivering general cargo and facilitating infield transportation of personnel and materials. Two other significant classes of vessels operated by the Company are towing supply and anchor handling towing supply vessels. These vessels have powerful engines and deck mounted winches and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. The Company's standby safety vessels, which operate in the North Sea, provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company also operates supply vessels, which transport drill pipe, drilling fluids, and construction materials, and special service vessels, which include well stimulation, seismic data gathering, line handling, freight, oil spill response, and salvage vessels. In connection with its offshore marine services, the Company offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations.

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

The Company's drilling service segment conducted its business affairs through Chiles Offshore LLC ("Chiles Offshore"), an entity in which the Company owned a majority ownership interest until its conversion into a corporation (with Chiles Offshore renamed "Chiles Offshore Inc.") and completion of the Chiles IPO on September 22, 2000. Chiles Offshore's business purpose is to own and operate offshore drilling rigs. Since inception in 1997 and until July 1999, Chiles Offshore operated as a development stage company, devoting substantially all its efforts constructing two ultra-premium jackup rigs, raising capital, and securing contracts for the Rigs. The first Rig, the Chiles Columbus, entered service in June 1999 and the second Rig, the Chiles Magellan, entered service in November 1999. In April 2000, Chiles commenced operation of a bareboat chartered-in ultra-premium jackup rig, the Tonala. Effective September 22, 2000, the Company no longer consolidates the operating results of Chiles.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and including gains or losses from the sale of equipment and interest in 50% or less owned companies and equity in the net income of 50% or less owned companies but excluding minority interest in income or loss of subsidiaries, interest income and expense, net gains or losses from the sale of marketable securities, derivative transactions, and the sale of shares of Chiles, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Income excluding corporate expenses and net of certain other income and expense items. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregation of financial results has been prepared using a management approach. Segment assets exclude those considered by the Company to be of a corporate nature. Corporate assets include SEACOR and its wholly owned subsidiaries' unrestricted cash, marketable securities, certain other assets, and property and equipment related to corporate operations. Information disclosed in the tables presented below may differ from separate financial statements presented by subsidiaries of the Company due to certain elimination entries required in consolidation.

Revenues attributed to geographic areas were based upon the country of domicile for marine service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. Revenues from services rendered to divisions or subsidiaries of one customer totaled $26,777,000 in 2000, $26,139,000 in 1999, and $40,717,000 in 1998 (8% of revenues in 2000, 9% of revenues in 1999, and 11% of revenues in 1998). Information about profit and loss and assets by business segment is as follows for the years ended December 31, in thousands of dollars:

                                                                                          Other and
2000                                                Marine     Environmental Drilling     Corporate     Total
                                                  -----------  -----------  -----------  ------------ -----------
Operating Revenues -
  External Customers..........................  $   276,473  $    24,996  $    37,380  $     1,092(a)$  339,941
  Intersegment................................          458           --           --         (458)          --
                                                  ---------    ---------    ---------    ---------    ---------
   Total......................................  $   276,931  $    24,996  $    37,380  $       634   $  339,941
                                                  =========    =========    =========    =========   ==========
Operating Profit (Loss).......................  $    33,830  $     3,655  $    14,615  $       200   $   52,300
Gains from Equipment Sales or Retirements, net        7,616           13           --           --        7,629
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies........................         (396)         619          458       (5,667)      (4,986
Minority Interest in Loss of Subsidiaries.....           --           --           --       (3,393)      (3,393)
Interest Income...............................           --           --           --       17,423       17,423
Interest Expense..............................           --           --           --      (27,450)     (27,450)
Derivative Income, net........................           --           --           --        6,292        6,292
Gains from Sale of Marketable Securities, net            --           --           --        7,562        7,562
Gain upon Sale of Shares of Chiles............           --           --           --        4,023        4,023
Corporate Expenses............................           --           --           --       (6,121)      (6,121)
Income Taxes..................................           --           --           --      (19,159)     (19,159)
                                                  ---------    ---------    ---------    ---------    ---------
    Income (Loss) before Extraordinary Item.    $    41,050  $     4,287  $    15,073  $   (26,290)  $   34,120
                                                  =========    =========    =========    =========   ==========
Investments, at Equity, and Receivables
  from 50% or Less Owned Companies............  $    43,078  $       432  $    68,122  $    26,062   $  137,694
Other Segment Assets..........................      635,208       29,516           --       20,267      684,991
                                                  ---------    ---------    ---------    ---------    ---------
  Subtotal Segment Assets.....................      678,286       29,948       68,122       46,329      822,685
Corporate.....................................           --           --           --      310,045      310,045
                                                  ---------    ---------    ---------    ---------    ---------
    Total Assets..............................  $   678,286  $    29,948  $    68,122  $   356,374   $1,132,730
                                                  =========    =========    =========    =========   ==========
Depreciation and Amortization.................  $    41,936  $     4,005  $     5,144  $       104   $   51,189
=================================================================================================================
1999
Operating Revenues -
  External Customers..........................  $   258,177  $    22,659  $     7,651  $       938(b)$  289,425
  Intersegment................................          528          161           --         (689)          --
                                                  ---------    ---------    ---------    ---------    ---------
   Total......................................  $   258,705  $    22,820  $     7,651  $       249   $  289,425
                                                  =========    =========    =========    =========   ==========
Operating Profit (Loss).......................  $    46,158  $     4,801  $      (585) $       144   $   50,518
Gains from Equipment Sales or Retirements, net        1,661           16           --           --        1,677
Loss from Sale of Interest in a 50% or Less
  Owned Company...............................          (72)          --           --           --          (72)
Equity in Net Earnings (Losses) of 50% or
  Less Owned Companies........................        4,906          814           --       (3,107)       2,613
Minority Interest in Loss of Subsidiaries.....           --           --           --        1,148        1,148
Interest Income...............................           --           --           --       20,495       20,495
Interest Expense..............................           --           --           --      (22,330)     (22,330)
Derivative Losses, net........................           --           --           --       (1,323)      (1,323)
Losses from Sale of Marketable Securities, net           --           --           --         (279)        (279)
Corporate Expenses............................           --           --           --       (5,169)      (5,169)
Income Taxes..................................           --           --           --      (17,533)     (17,533)
                                                  ---------    ---------    ---------    ---------    ---------
    Income (Loss) before Extraordinary Item...  $    52,653  $     5,631  $      (585) $   (27,954)  $   29,745
                                                  =========    =========    =========    =========   ==========
Investments, at Equity, and Receivables
  from 50% or Less Owned Companies............  $    41,989  $     1,288  $        --  $    33,999   $   77,276
Other Segment Assets..........................      621,197       27,650      199,294           --      848,141
                                                  ---------    ---------    ---------    ---------    ---------
  Subtotal Segment Assets.....................      663,186       28,938      199,294       33,999      925,417
Corporate.....................................           --           --           --      271,574      271,574
                                                  ---------    ---------    ---------    ---------    ---------
    Total Assets..............................  $   663,186  $    28,938  $   199,294  $   305,573   $1,196,991
                                                  =========    =========    =========    =========   ==========
Depreciation and Amortization.................  $    34,936  $     3,815  $     2,478  $        53   $   41,282
=================================================================================================================
1998
Operating Revenues -
  External Customers..........................  $   359,611  $    26,180  $        --  $        --   $  385,791
  Intersegment................................           --           --           --           --           --
                                                  ---------    ---------    ---------    ---------    ---------
   Total......................................  $   359,611  $    26,180  $        --  $        --   $  385,791
                                                  =========    =========    =========    =========   ==========
Operating Profit (Loss).......................  $   127,403  $     4,479  $      (823) $        --   $  131,059
Gains from Equipment Sales or Retirements, net       38,227          111           --           --       38,338
Gain from Sale of Interest in a 50% or Less
  Owned Company...............................        1,197           --           --           --        1,197
Equity in Net Earnings of 50% or Less Owned
  Companies...................................       13,657          554           --           --       14,211
Minority Interest in Income of Subsidiaries...           --           --           --       (1,612)      (1,612)
Interest Income...............................           --           --           --       25,346       25,346
Interest Expense..............................           --           --           --      (22,798)     (22,798)
Derivative Income, net........................           --           --           --        3,273        3,273
Gains from Sale of Marketable Securities, net            --           --           --        1,827        1,827
Corporate Expenses............................           --           --           --       (5,344)      (5,344)
Income Taxes..................................           --           --           --      (60,879)     (60,879)
                                                  ---------    ---------    ---------    ---------    ---------
    Income (Loss) before Extraordinary Item...  $   180,484  $     5,144  $      (823) $   (60,187)  $  124,618
                                                  =========    =========    =========    =========   ==========
Investments, at Equity, and Receivables
  from 50% or Less Owned Companies............  $    54,954  $       524  $        --  $        --   $   55,478
Other Segment Assets..........................      770,614       29,103      177,832           --      977,549
                                                  ---------    ---------    ---------    ---------    ---------
  Subtotal Segment Assets.....................      825,568       29,627      177,832           --    1,033,027
Corporate.....................................           --           --           --      224,948      224,948
                                                  ---------    ---------    ---------    ---------    ---------
    Total Assets..............................  $   825,568  $    29,627  $   177,832  $   224,948   $1,257,975
                                                  =========    =========    =========    =========   ==========

Depreciation and Amortization.................  $    32,534  $     3,846  $        56  $        13   $   36,449
=================================================================================================================

(a) Revenues attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

(b) Revenues attributable to the Company's telecommunications business that was acquired in April 1999 and sold in July 1999.

Revenues and operating profits attributed to geographic areas were based upon the country of domicile for offshore marine and drilling service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented in thousands of dollars for the years ending December 31.

                                United                           United          Other
                                States          Nigeria         Kingdom         Foreign          Total
                              ----------       ----------      ----------      ----------      ----------
2000:
Revenue:
  Offshore Marine.......... $    175,011    $      15,544   $      39,565   $      46,811   $     276,931
  Environmental............       23,816               --              --           1,180          24,996
  Drilling.................       37,380               --              --              --          37,380
  Other....................          634               --              --              --             634
                              ----------       ----------      ----------      ----------      ----------
                            $    236,841    $      15,544   $      39,565   $      47,991   $     339,941
                              ==========       ==========      ==========      ==========      ==========
Operating Profit:
  Offshore Marine.......... $     36,507    $      (4,626)  $      (3,917)  $       5,866   $      33,830
  Environmental............        3,293               --              --             362           3,655
  Drilling.................       14,615               --              --              --          14,615
  Other....................          200               --              --              --             200
                              ----------       ----------      ----------      ----------      ----------
                            $     54,615    $      (4,626)  $      (3,917)  $       6,228   $      52,300
                              ==========       ==========      ==========      ==========      ==========
Long-Lived Assets:
  Offshore Marine..........      277,294           40,119          47,898         136,396         501,707
  Environmental............       10,764               --              --             248          11,012
  Drilling.................           --               --              --              --              --
  Other....................       14,359               --              --              --          14,359
                              ----------       ----------      ----------      ----------      ----------
                            $    302,417    $      40,119   $      47,898   $     136,644   $     527,078
=========================================================================================================
1999:
Revenue:
  Offshore Marine.......... $    156,663    $      19,324   $      24,610   $      58,108   $     258,705
  Environmental............       22,110               --              33             677          22,820
  Drilling.................        7,651               --              --              --           7,651
  Other....................          249               --              --              --             249
                              ----------       ----------      ----------      ----------      ----------
                            $    186,673    $      19,324   $      24,643   $      58,785   $     289,425
                              ==========       ==========      ==========      ==========      ==========
Operating Profit:
  Offshore Marine..........       40,291           (5,237)           (755)         11,859          46,158
  Environmental............        4,604               --              30             167           4,801
  Drilling.................         (585)              --              --              --            (585)
  Other....................          144               --              --              --             144
                              ----------       ----------      ----------      ----------      ----------
                            $     44,454    $      (5,237)  $        (725)  $      12,026   $      50,518
                              ==========       ==========      ==========      ==========      ==========
Long-Lived Assets:
  Offshore Marine..........      346,573           40,486          33,083          91,328         511,470
  Environmental............       11,836               --              --             194          12,030
  Drilling.................      191,697               --              --              --         191,697
  Other....................           --               --              --              --              --
                              ----------       ----------      ----------      ----------      ----------
                            $    550,106    $      40,486   $      33,083   $      91,522   $     715,197
=========================================================================================================
1998:
Revenue:
  Offshore Marine.......... $    209,434    $      30,593   $      28,465   $      91,119   $     359,611
  Environmental............       25,217               62              59             842          26,180
  Drilling.................           --               --              --              --              --
                              ----------       ----------      ----------      ----------      ----------
                            $    234,651    $      30,655   $      28,524   $      91,961   $     385,791
                              ==========       ==========      ==========      ==========      ==========
Operating Profit:
  Offshore Marine..........       82,100            6,516           5,097          33,690         127,403
  Environmental............        4,477               42              34             (74)          4,479
  Drilling.................         (823)              --              --              --            (823)
                              ----------       ----------      ----------      ----------      ----------
                            $     85,754    $       6,558   $       5,131   $      33,616   $     131,059
                              ==========       ==========      ==========      ==========      ==========
Long-Lived Assets:
  Offshore Marine..........      393,566           47,257          31,416         139,124         611,363
  Environmental............       13,085               --              --             119          13,204
  Drilling.................          294               --              --              --             294
                              ----------       ----------      ----------      ----------      ----------
                            $    406,945    $      47,257   $      31,416   $     139,243   $     624,861
=========================================================================================================

15. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED): On February 20, 2001, the Company called for redemption $50,000,000 of the $181,600,000 in aggregate principal amount outstanding of the 5 3/8% Notes. The redemption price would be $1,029.90 per $1,000 principal amount of notes plus accrued interest from November 15, 2000 to the redemption date. Holders of notes being called were able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes. Together with certain privately negotiated transactions, the call resulted in the redemption of $85,161,000 in principal amount of the 5 3/8% Notes in exchange for 1,965,145 shares of Common Stock and $112,000 in principal amount of the 5 3/8% Notes for approximately $117,000.

On February 23, 2001, the Company completed the acquisition of all of the issued share capital of Gilbert Cheramie Boats, Inc. and related companies ("Cheramie"). The transaction involved purchase consideration of approximately $62,700,000 paid in cash for all shares of voting and non-voting stock of the Cheramie. Cheramie is headquartered in Golden Meadow, Louisiana, and their fleet is dedicated to serving the oil and gas industry in the Gulf of Mexico. Cheramie owns 11 mini-supply, 11 utility, and 1 newly delivered offshore supply vessel. In addition, another offshore supply vessel is under construction and is scheduled for delivery in April 2001.

On March 6, 2001, the Company and Stirling Shipping Company Ltd. ("Stirling Shipping"), a private UK company based in Glasgow, Scotland, announced that they had signed a letter of intent for the Company to acquire all of the issued share capital of Stirling Shipping and certain subsidiaries. The purchase consideration will be based on the adjusted assets less liabilities of Stirling Shipping at closing, which is estimated to total approximately (pound)58,000,000 ($85,100,000 based on exchange rates in effect on March 6, 2001). The purchase price will be payable approximately 50% in cash, 20% in shares of Common Stock, and 30% in the form of promissory notes. Stirling's long term debt is projected to be approximately (pound)38,300,000 ($56,200,000 based on exchange rates in effect on March 6, 2001) at closing. The final price is subject to certain closing adjustments. Through its acquisition of Stirling Shipping, the Company will acquire twelve vessels all currently working in the North Sea with an average age of 11.7 years and contracts for the construction of two new vessels. Of the twelve vessels, nine are supply vessels and three are anchor handling towing supply vessels ("AHTS"). The new construction contracts are for two 15,000 bhp AHTS vessels at a total cost of approximately (pound)31,600,000 ($46,400,000 based on exchange rates in effect on March 6, 2001). The vessels will be built in the UK and are scheduled for delivery during the first half of 2002. The Company intends to retain Stirling Shipping's management and vessel crews. Completion of the transaction is subject to certain due diligence items, execution of definitive documentation, approval of Stirling Shipping's shareholders and the Boards of Directors of Stirling Shipping and SEACOR.
The parties anticipate that the transaction will be completed by the end of April 2001.

On March 8, 2001, the Company announced that it has called for redemption on April 9, 2001, $50,000,000 in principal amount of the 5 3/8% Notes. The redemption price will be $1,029.90 per $1,000 principal amount of notes plus accrued interest from November 15, 2000 to the redemption date. Holders of notes being called would be able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes until the close of business on April 6, 2001. SEACOR has entered into a standby agreement with Credit Suisse First Boston ("Credit Suisse") under which Credit Suisse has agreed, subject to certain conditions, to purchase from the Company the shares of Common Stock that otherwise would have been delivered upon conversion of up to $50,000,000 aggregate principal amount of the notes that are subject to the call but are not converted. The Company would use those proceeds to redeem notes that are called for redemption but not converted.

16. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

                                                                                 2000          1999         1998
                                                                               ---------    ----------   ----------
                                                                                    (in thousands of dollars)
Cash income taxes paid.....................................................$       5,539   $     5,048  $  47,345
Cash interest paid.........................................................       28,942        35,875     22,514
Schedule of Non-Cash Investing and Financing Activities:
   Property exchanged for investment in and notes receivable from 50% or
     less owned company....................................................           --            --         --
   Sale of a subsidiary to Globe Wireless for a note receivable............           --         5,279         --
   Conversion of loans into convertible preferred units of Globe Wireless..           --        22,000         --
   Investment in 50% or less owned companies with long-term debt,
     including debt discount..............................................            --            --        738
   Acquisition of ERST/O'Brien's Inc. with Common Stock....................          920         1,482        442
   Acquisition of Boston Putford with - Common Stock.......................        4,086            --         --
                                      - notes, including debt discount.....        9,818            --         --
   Acquisition of SCF with            - Common Stock.......................        5,920            --         --
                                      - assumption of debt.................          552            --         --
   Purchase of vessels with           - deferred payment obligation........        7,754            --         --
                                      - notes, including debt discount.....           --            --     22,462

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Selected financial information for interim periods are presented below in thousands of dollars, except share data. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

                                                                           Quarter Ended
                                                  ----------------------------------------------------------------
                                                    Dec. 31,         Sept. 30,         June 30,        March 31,
                                                  -------------     ------------     ------------     ------------
2000:
Revenue...................................... $       88,301    $       93,552   $       85,144   $       72,944
Gross profit(1)..............................         24,952            22,857           20,981           18,510
Income before extraordinary item.............         11,109            11,491            5,040            6,480
Basic earnings per common share -
   Income before extraordinary item..........           0.66              0.68             0.30             0.39
   Extraordinary item........................             --                --               --               --
                                                  ----------        ----------       ----------       ----------
   Net Income................................ $         0.66    $         0.68   $         0.30   $         0.39
                                                  ==========        ==========       ==========       ==========
Diluted earnings common per share -
   Income before extraordinary item.......... $         0.60    $         0.62   $         0.29   $         0.39
   Extraordinary item........................             --                --               --               --
                                                  ----------        ----------       ----------       ----------
   Net Income................................ $         0.60    $         0.62   $         0.29   $         0.39
                                                  ==========        ==========       ==========       ==========
1999:
Revenue...................................... $       71,335    $       71,894   $       68,475   $       77,721
Gross profit(1)..............................         18,129            19,031           17,496           26,701
Income before extraordinary item.............          6,140             4,109            6,217           13,279
Basic earnings per common share -
   Income before extraordinary item..........           0.37              0.23             0.34             0.72
   Extraordinary item........................             --              0.05               --             0.01
                                                  ----------        ----------       ----------       ----------
   Net Income................................ $         0.37    $         0.28   $         0.34   $         0.73
                                                  ==========        ==========       ==========       ==========
Diluted earnings common per share -
   Income before extraordinary item.......... $         0.37    $         0.23   $         0.34   $         0.65
   Extraordinary item........................             --              0.05               --             0.01
                                                  ----------        ----------       ----------       ----------
   Net Income................................ $         0.37    $         0.28   $         0.34   $         0.66
                                                  ==========        ==========       ==========       ==========

(1) Gross profit is defined as Operating Income as reported in the Consolidated Statements of Income less general and administrative expenses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To SEACOR SMIT Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEACOR SMIT Inc. and its subsidiaries and have issued our report thereon dated February 14, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 79 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             Arthur Andersen LLP

New Orleans, Louisiana
February 14, 2001

                        SEACOR SMIT INC. and SUBSIDIARIES

                                   SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (in thousands)



                                               Balance       Charges to                       Balance
                                              Beginning       Cost and          (a)             End
Description                                    of Year        Expenses       Deductions       of Year
-----------------------------------------     -----------    ------------    -----------     -----------
Year Ended December 31, 2000
   Allowance for doubtful accounts
   (deducted from accounts receivable)    $       1,567   $       (235)   $         22   $       1,310
                                              =========      =========       =========       =========

Year Ended December 31, 1999
   Allowance for doubtful accounts
   (deducted from accounts receivable)    $       1,956   $       (328)   $         61   $       1,567
                                              =========      =========       =========       =========

Year Ended December 31, 1998
   Allowance for doubtful accounts
   (deducted from accounts receivable)    $       1,626   $        455    $        125   $       1,956
                                              =========      =========       =========       =========

(a) Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

                                INDEX TO EXHIBITS
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR END DECEMBER 31, 2000

Exhibit
 Number                              Description
-------                             --------------

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

2.13* Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).

2.14* Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).

2.15* Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).

2.16* Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).

2.17* Share Purchase Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

2.18* Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

2.19* Share Purchase Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

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

4.12*    Investment and  Registration  Rights  Agreement,  dated as of April 19,
         2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.13* Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.14* Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 4.2 of the Company's Registration

          Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

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

10.14*,** SEACOR SMIT Inc.  2000 Stock  Option Plan for  Non-Employee  Directors
          (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.15*,** Benefit  Agreement,  dated May 1, 1989,  between NICOR Marine Inc. and
          Lenny P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.16*,** Employment   Agreement,   dated  December  24,  1992,  between  SEACOR
          Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.17* Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit
          10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.18* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.19* Bareboat Charter Agreement, dated December 19, 1996, between SEACOR-SMIT Offshore (International) B.V. and Smit-Lloyd B.V. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.20* Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
          1996).

10.21* Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.22* Malaysian Side Letter, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24,
          1996).

10.23* Salvage and Maritime Contracting Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.24* License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.25* Letter Agreement, dated February 26, 1998, between SEACOR SMIT Inc. and certain of its subsidiaries and SMIT Internationale N.V. and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission of March 11, 1998).

10.26 * Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27,
         1997).

10.27 * Revolving Credit Facility Agreement dated as of June 30, 1997 among SEACOR SMIT Inc., Den norske Bank ASA, as agent, and the other banks and financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

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

10.32* Agreement for a U.S. $100,000,000 Revolving Credit Facility to be made available to SEACOR SMIT Inc. by the financial institutions identified on Schedule A and Den Norske Bank ASA, as agent, dated November 17, 1998.

10.33* Amendment No. 1 To Credit Agreement made as of February 4, 1999 by and between SEACOR SMIT Inc., the financial institutions listed in Schedule A to that certain Credit Agreement dated November 17, 1998 and Den norske Bank ASA.

10.34* Amendment No. 2 To Credit Agreement made as of October 1, 1999 by and between SEACOR SMIT Inc., certain financial institutions and Den norske Bank ASA., which further amends that certain Revolving Credit Agreement dated November 17, 1998 and Amendment No. 1 thereto dated February 4, 1999.

10.35*,** Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Commission on March 30, 2000).

10.36*,** Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Commission on March 30, 2000).

10.37*,** Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Commission on March 30, 2000).

21.1      List of Registrant's Subsidiaries.

23.1      Consent of Arthur Andersen LLP.

------------------
*   Incorporated herein by reference as indicated.
** Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item14 (c) of the rules governing the preparation of this report.