Form 10-Q
period 2001-03-31
SEACOR SMIT INC
filed 2001-05-15
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2001                        or
                                     -------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                                 --------------------      --------------------

Commission file number           1-12289
                                 ----------------------------------------------

                                SEACOR SMIT Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-3542736
-------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

11200 Richmond Avenue, Suite 400, Houston, Texas                77082
------------------------------------------------                -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
The total number of shares of common stock, par value $.01 per share, outstanding as of May 10, 2001 was 20,037,611. The Registrant has no other class of common stock outstanding.


73293.0004\1044719

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
Part I.  Financial Information

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.......................1

           Condensed Consolidated Statements of Income
                  For each of the Three Months Ended March 31, 2001 and 2000......................................2

           Condensed Consolidated Statements of Cash Flows
                  For each of the Three Months Ended March 31, 2001 and 2000......................................3

           Notes to Condensed Consolidated Financial Statements...................................................4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................17

Part II. Other Information

      Item 2.  Changes in Securities and Use of Proceeds.........................................................18

      Item 6.  Exhibits and Reports on Form 8-K..................................................................18


Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data, unaudited)

                                                                                    March 31,            December 31,
                                                                                     2001                     2000
                                                                               -------------------     ------------------
                                ASSETS
Current Assets:
   Cash and cash equivalents..........................................      $         173,708       $         224,219
   Marketable securities (available-for-sale).........................                      -                   4,997
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,310.....................................                 99,381                  87,687
   Prepaid expenses and other.........................................                  5,726                   5,103
                                                                               ------------------      ------------------
         Total current assets.........................................                278,815                 322,006
                                                                               ------------------      ------------------
Investments, at Equity, and Receivables from 50%
   or Less Owned Companies............................................                137,732                 137,694
Available-for-Sale Securities.........................................                 40,294                  77,184

Property and Equipment................................................                808,483                 712,511
   Less-Accumulated depreciation......................................               (191,061)               (185,433)
                                                                               ------------------      ------------------
         Net property and equipment...................................                617,422                 527,078
                                                                               ------------------      ------------------

Restricted Cash.......................................................                 59,004                  40,759
Other Assets..........................................................                 49,267                  28,009
                                                                               ------------------      ------------------
                                                                            $       1,182,534       $       1,132,730
                                                                               ==================      ==================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt..................................      $          12,072       $           2,553
   Convertible subordinated notes to be redeemed......................                 26,002                       -
   Accounts payable and accrued expenses..............................                 27,498                  25,746
   Other current liabilities..........................................                 37,585                  38,084
                                                                               ------------------      ------------------
         Total current liabilities....................................                103,157                  66,383
                                                                               ------------------      ------------------

Long-Term Debt........................................................                268,356                 377,955
Deferred Income Taxes.................................................                142,726                 119,545
Deferred Gains and Other Liabilities..................................                 12,164                  14,371
Minority Interest in Subsidiaries.....................................                  1,960                   1,924
Stockholders' Equity:
   Common stock, $.01 par value,  23,472,996 and 21,426,969 shares
      issued at March 31, 2001 and December 31, 2000, respectively....                    235                     214
   Additional paid-in capital.........................................                367,888                 278,567
   Retained earnings..................................................                414,276                 402,142
   Treasury stock, at cost, 4,231,144 shares at March 31, 2001 and
      4,310,505 shares at December 31, 2000...........................               (122,512)              (125,968)
   Unamortized restricted stock.......................................                 (3,654)                (1,301)
   Accumulated other comprehensive loss...............................                 (2,062)                (1,102)
                                                                               ------------------      ------------------
         Total stockholders' equity...................................                654,171                552,552
                                                                               ------------------      ------------------
                                                                            $       1,182,534       $      1,132,730
                                                                               ==================      ==================


                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except share data, unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    2001                   2000
                                                                               ----------------       ----------------
Operating Revenue......................................................     $          93,200      $          72,944
                                                                               ----------------       ----------------
Costs and Expenses:
   Operating expenses..................................................                56,424                 42,533
   Administrative and general..........................................                11,413                  9,435
   Depreciation and amortization.......................................                12,168                 11,901
                                                                               ----------------       ----------------
                                                                                       80,005                 63,869
                                                                               ----------------       ----------------
Operating Income.......................................................                13,195                  9,075
                                                                               ----------------       ----------------
Other Income (Expense):
   Interest on debt....................................................                (5,639)                (6,942)
   Interest income.....................................................                 4,474                  3,988
   Gain from equipment sales or retirements, net.......................                 1,930                  2,536
   Derivative losses, net..............................................                   (97)                  (401)
   Other, net..........................................................                   718                  1,374
                                                                               ----------------       ----------------
                                                                                        1,386                    555
                                                                               ----------------       ----------------
Income Before Income Taxes, Minority Interest, and Equity Earnings.....                14,581                  9,630
Income Tax Expense.....................................................                 5,115                  3,370
                                                                               ----------------       ----------------
Income Before Minority Interest and Equity Earnings....................                 9,466                  6,260
Minority Interest in (Income) Loss of Subsidiaries.....................                   (78)                   228
Equity in Earnings (Losses) of 50% or Less Owned Companies.............                 2,746                     (8)
                                                                               ----------------       ----------------
Net Income.............................................................     $          12,134      $           6,480
                                                                               ================       ================


Basic Earnings Per Common Share.....................................        $           0.67       $           0.39
                                                                               ================       ================

Diluted Earnings Per Common Share...................................        $           0.62       $           0.39
                                                                               ================       ================



Weighted Average Common Shares:
   Basic............................................................               18,115,957             16,805,183
   Diluted..........................................................               21,544,538             21,143,684


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    2001                   2000
                                                                              -----------------      ------------------
 Net Cash Provided by Operating Activities..................................$         11,768       $          8,056
                                                                              -----------------      ------------------

 Cash Flows from Investing Activities:
    Purchase of property and equipment......................................         (31,455)                (4,633)
    Proceeds from sale of marine vessels and equipment......................           4,711                  4,013
    Purchase of available-for-sale securities...............................         (12,077)                (9,812)
    Proceeds from sale of available-for-sale  securities....................          55,492                 12,960
    Proceeds from sale of investment in 50% or less owned companies.........           1,932                      -
    Cash settlement of commodity price hedging arrangements, net............             (60)                  (249)
    Investments in and advances to 50% or less owned companies..............            (920)                  (463)
    Principal payments on notes due from 50% or less owned companies........           1,589                      -
    Dividends received from a 50% or less owned company.....................             700                    500
    Purchase of other investments...........................................            (573)                     -
    Net (increase) decrease in restricted cash..............................         (18,245)                17,503
    Acquisitions, net of cash acquired......................................         (60,669)                     -
    Other, net..............................................................             104                     151
                                                                              -----------------      ------------------
        Net cash provided (used in) investing activities....................         (59,471)                 19,970
                                                                              -----------------      ------------------

 Cash Flows from Financing Activities:
    Payments of long-term debt..............................................          (1,520)                  (581)
    Payments of capital lease obligations...................................            (398)                  (410)
    Proceeds from issuance of long-term debt................................               8                     41
    Common stock acquired for treasury......................................               -                 (4,305)
    Other, net..............................................................               -                     (7)
                                                                              -----------------      ------------------
        Net cash used in financing activities...............................          (1,910)                (5,262)
                                                                              -----------------      ------------------

 Effect of Exchange Rate Changes on Cash and Cash Equivalents...............            (898)                  (114)
                                                                              -----------------      ------------------

 Net Increase (Decrease) in Cash and Cash Equivalents.......................         (50,511)                22,650
 Cash and Cash Equivalents, Beginning of Period.............................         224,219                178,509
                                                                              -----------------      ------------------
 Cash and Cash Equivalents, End of Period...................................$        173,708       $        201,159
                                                                              =================      ==================


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation --

The condensed consolidated financial information for the three-month periods ended March 31, 2001 and 2000 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at March 31, 2001 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR SMIT Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR SMIT Inc.

Certain reclassifications of prior year information have been made to conform with the current year presentation.

2.       Recent Accounting Pronouncements --

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities", as amended. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect gain of the adoption of SFAS 133 totaled $71,000.

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the first quarter of 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $131,000. At March 31, 2001, the Company had one outstanding Pounds Sterling contract and the fair value, totaling $659,000, is recorded in Other Current Liabilities in the accompanying Consolidated Balance Sheet. At March 31, 2001, the Company recorded unrealized losses to Accumulated Other Comprehensive Loss totaling $428,000, net of income taxes.

3.   Comprehensive Income --

For the three-month periods ended March 31, 2001 and 2000, total comprehensive income was $11,174,000 and $8,527,000, respectively. Other comprehensive losses in 2001 and 2000 primarily included losses from foreign currency translation adjustments and were partially offset by unrealized holding gains on available-for-sale securities.

4.   Vessel Dispositions --

In the three-month period ended March 31, 2001, the Company sold six offshore marine vessels. Net pre-tax gains from those sales and the disposition of other equipment, totaled $1,930,000. Proceeds from certain vessel sales in the first quarter of 2001 and fourth quarter of 2000, totaling $17,476,000, have been deposited into joint depository construction reserve funds with the Maritime Administration. Construction reserve fund accounts, reported as Restricted Cash in the Condensed Consolidated Balance Sheets, have been established for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of certain vessels.

5.   Acquisitions --

In January 2001, the Company acquired all of the issued share capital of Plaisance Marine, Inc. ("Plaisance Marine") that owns two mini-supply vessels and acquired four additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was approximately $20,100,000, including approximately $16,200,000 paid in cash, the assumption of approximately $700,000 of debt, and the issuance of 71,577 shares of SEACOR's common stock valued at approximately $3,200,000 upon signing the letter of intent on November 22, 2000. Plaisance Marine and affiliated companies are headquartered in Louisiana, and the Plaisance Fleet operates in the U.S. Gulf of Mexico. In February 2001, the Company acquired two U.S. based towing supply vessels from Rincon Marine, Inc., a U.S. based operator ("Rincon"). Aggregate consideration paid Rincon was approximately $19,700,000, including approximately $6,100,000 in cash and the assumption of approximately $13,600,000 of debt. In February 2001, the Company completed the acquisition of all of the issued share capital of Gilbert Cheramie Boats, Inc. and related companies (collectively, "Cheramie"). The transaction involved purchase consideration of approximately $62,700,000 paid in cash. Cheramie is headquartered in Golden Meadow, Louisiana, and its fleet is dedicated to serving the oil and gas industry in the U.S. Gulf of Mexico. Cheramie owns 11 mini-supply, 11 utility, and 1 newly delivered offshore supply vessel. In addition, another offshore supply vessel was constructed for and delivered to the Company in April 2001. The costs of the Plaisance Marine and Cheramie acquisitions were allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed, plus amounts of transaction costs and the related deferred tax effect of the acquisitions. Goodwill of approximately $500,000 and $22,200,000, respectively, was recorded in connection with these acquisitions and is being amortized to expense over 12 to 22 years. The proforma effect of these acquisitions on the Company's results of operations was not material.

6.   Earnings Per Share --

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods, respectively. Certain options and share awards, totaling 83,030 and 18,123 in the first quarter of 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                                                       Per
                                                           Income        Shares       Share
                                                        ------------- --------------  -------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
  Basic Earnings Per Share -
    Income Before Extraordinary Item................   $  12,134,000   18,115,957    $  0.67
                                                                                      =======
  Effect of Dilutive Securities -
    Options and Restricted Stock....................               -      277,833
    Convertible Securities..........................       1,262,000    3,150,748
                                                        ------------- --------------
  Diluted Earnings Per Share -
    Income Available to Common Stockholders
      Plus Assumed Conversions.....................    $  13,396,000   21,544,538    $  0.62
                                                        ============= ==============  =======
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
  Basic Earnings Per Share -
    Income Before Extraordinary Item................   $   6,480,000   16,805,183    $  0.39
                                                                                      =======
  Effect of Dilutive Securities -
    Options and Restricted Stock....................               -      211,232
    Convertible Securities..........................       1,650,000    4,127,269
                                                        ------------- --------------
  Diluted Earnings Per Share -
    Income Available to Common Stockholders
      Plus Assumed Conversions......................   $   8,130,000   21,143,684    $  0.39
                                                        ============= ==============  =======

7.   Segment Data --

The Company aggregates its business activities into three operating segments: marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The marine service segment charters support vessels to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. The Company's marine service segment also offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. The environmental service segment provides contractual oil spill response and other related training and consulting services. The drilling service segment, which owns and operates jackup drilling rigs, conducted its business affairs through Chiles

Offshore LLC ("Chiles Offshore"), an entity in which the Company owned a majority ownership interest until its conversion into a corporation (with Chiles Offshore renamed "Chiles Offshore Inc.") and completion of its initial public offering of its common stock (the "Chiles IPO") on September 22, 2000. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced to 27.3%. With less than 50% ownership interest, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' financial condition, results of operations and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles Offshore using the equity method.

The Company evaluates the performance of each operating segment based upon the operating profit of the segment and includes gains and losses from the sale of equipment and interest in 50% or less owned companies and equity in the earnings (losses) of 50% or less owned companies but excludes minority interest in income
(loss) of subsidiaries, interest income and expense, gains and losses from the sale of marketable securities and derivative transactions, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations excluding corporate expenses and certain other income and expense items. The accounting policies of the operating segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The table presented below sets forth operating revenue and profit by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                                                                      Other and
                                                                Marine    Environmental   Drilling    Corporate        Total
                                                              ---------- -------------- ------------- ----------   -----------
For the Three Months Ended March 31, 2001:
Operating Revenues -
  External Customers..............................          $     84,473 $        6,976 $         - $     1,751(a) $     93,200
  Intersegment....................................                   146              -           -        (146)              -
                                                            ------------ -------------- ----------- -----------    ------------
    Total.........................................          $     84,619 $        6,976 $         - $     1,605    $     93,200
                                                            ============ ============== =========== ===========    ============

Operating Profit..................................          $     14,146 $          580 $         - $       342    $     15,068
Gains from Equipment Sales or Retirements, net....                 1,928              2           -           -           1,930
Equity in Earnings (Losses) of 50% or Less Owned
  Companies.......................................                 2,243             (1)      1,457        (674)          3,025
Gain from Sale of Interest in a 50% or Less Owned
  Company.........................................                   100              -           -           -             100
Minority Interest in Income of Subsidiaries.......                     -              -           -         (78)            (78)
Interest Income...................................                     -              -           -       4,474           4,474
Interest Expense..................................                     -              -           -      (5,639)         (5,639)
Derivative Losses, net............................                     -              -           -         (97)            (97)
Gains from Sale of Marketable Securities, net.....                     -              -           -       1,127           1,127
Corporate Expenses................................                     -              -           -      (2,383)         (2,383)
Income Taxes......................................                     -              -           -      (5,393)         (5,393)
                                                            ------------ -------------- ----------- -----------    ------------
  Net Income......................................          $     18,417 $          581 $     1,457 $    (8,321)   $     12,134
===============================================================================================================================
For the Three Months Ended March 31, 2000:
Operating Revenues -
  External Customers.............................           $     60,079 $        4,519 $     8,346 $         -    $     72,944
  Intersegment....................................                   137              -           -        (137)              -
                                                            ------------ -------------- ----------- -----------    ------------
    Total.........................................          $     60,216 $        4,519 $     8,346 $      (137)   $     72,944
                                                            ============ ============== =========== ===========    ============

Operating Profit..................................          $      6,724 $          276 $     2,829 $         -    $      9,829
Gains from Equipment Sales or Retirements, net....                 2,533              3           -           -           2,536
Equity in Earnings (Losses) of 50% or Less Owned
  Companies.......................................                   703            176           -      (1,181)           (302)
Minority Interest in Loss of Subsidiaries.........                     -              -           -         228             228
Interest Income...................................                     -              -           -       3,988           3,988
Interest Expense..................................                     -              -           -      (6,942)         (6,942)
Derivative Losses, net............................                     -              -           -        (401)           (401)
Gains from Sale of Marketable Securities, net.....                     -              -           -       1,958           1,958
Corporate Expenses................................                     -              -           -      (1,337)         (1,337)
Income Taxes......................................                     -              -           -      (3,077)         (3,077)
                                                            ------------ -------------- ----------- -----------    ------------
  Net Income......................................          $      9,960 $          455 $     2,829 $    (6,764)   $      6,480
===============================================================================================================================

(a) Revenues attributable to the Company's inland barge business, which commenced operation in the third quarter of 2000.

8.   Long-Term Debt --

During the first quarter of 2001, SEACOR called for redemption $100,000,000 of the $181,600,000 aggregate principal amount outstanding of its 5 3/8% Convertible Subordinated Notes Due November 15, 2006 (the "5 3/8% Notes"). The redemption price was $1,029.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of notes being called were able to convert any or all of their notes into 22.7272 shares of SEACOR's common stock per $1,000 principal amount of notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $86,241,000 principal amount of the 5 3/8% Notes into 1,992,028 shares of SEACOR's common stock and redemption of $112,000 principal amount of the 5 3/8% Notes for approximately $117,000 in the first quarter. An additional $12,925,000 principal amount of the 5 3/8% Notes was converted into 293,737 shares of SEACOR's common stock and $36,002,000 principal amount of the 5 3/8% Notes was redeemed for approximately $37,853,000 in the second quarter.

Pursuant to an amended and restated standby purchase agreement between Credit Suisse First Boston ("CSFB") and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100,000,000 face amount of the 5 3/8% Notes that SEACOR redeemed. In the second quarter, CSFB purchased 216,170 shares of SEACOR's common stock to provide SEACOR with proceeds to redeem $10,000,000 principal amount of the 5 3/8% Notes that were called but not converted. Underwriting and legal and professional fees expensed in the first quarter 2001, relating to unused availability under a standby purchase agreement with CSFB, totaled $439,000.

SEACOR also entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to shares of SEACOR's common stock that CSFB purchased from SEACOR under the standby purchase agreement. The equity forward transaction provides that at maturity, which will occur twelve months following the purchase by CSFB of shares of SEACOR's common stock under the standby purchase agreement, SEACOR will elect to either purchase the shares covered by the equity forward transaction from CSFBi at a purchase price described below, or cash settle the transaction as described below. If SEACOR elects to purchase the shares from CSFBi, it will pay a purchase price equal to $46.26 (the purchase price under the standby purchase agreement) plus interest calculated at LIBOR plus 115 basis points, from the date that CSFB purchased those shares from SEACOR to the date that SEACOR purchases those shares from CSFBi. If SEACOR elects to cash settle the transaction, then if the value of the shares at maturity (determined on the basis of the net proceeds that CSFBi is able to receive upon the sale of those shares in the open market) exceeds the purchase price described above, then CSFBi will pay to SEACOR the amount of such excess in cash at maturity. If the purchase price exceeds the value of the shares at maturity, then SEACOR will pay to CSFBi the amount of such excess in cash at maturity. SEACOR has the right to accelerate the maturity of the equity forward transaction in whole or in part at any time upon prior written notice to CSFBi. The equity forward transaction also contains customary events of default and termination events following which either one or both parties would have the right to terminate the transaction and make net cash payments based on the net value of the transaction at the time of termination.

9.   Commitments and Contingencies --

As of March 31, 2001, the Company was committed to the construction of 11 offshore support vessels for an approximate aggregate cost of $53,158,000 of which $10,436,000 has been expended. These vessels are expected to enter service within the next twelve months. At March 31, 2001, the Company was also committed to the construction of 40 inland river hopper barges ("barges") at an approximate aggregate cost of $9,900,000. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered at various dates through June 2001. A joint venture corporation in which the Company owns a 50% equity interest is committed to the construction of one Handymax Dry-Bulk ship that is expected to enter service in 2001. The cost to construct and place this ship into service will approximate $19,500,000, of which 75% is expected to be financed from external sources.

10.  Subsequent Events --

On May 4, 2001, the Company completed the acquisition of all of the outstanding share capital of Stirling Shipping Holdings Limited ("Stirling Shipping"). Purchase consideration was determined by the estimated adjusted net assets of Stirling Shipping at closing and totaled approximately (pound)54,300,000 ($77,100,000 based on exchange rates in effect and the price of SEACOR's common stock at the closing of this transaction). The purchase consideration consisted of (pound)29,900,000, or $43,000,000, in cash, (pound)14,700,000, or
$21,200,000, in one-year loan notes, and 285,852 shares of SEACOR's common stock, valued at $12,900,000. To fund a portion of the Stirling Shipping acquisition, the Company borrowed $25,000,000 under its unsecured reducing revolving credit facility with Den norske Bank ASA that was established in November 1998. Stirling Shipping's long term debt at closing was approximately (pound)43,000,000, or $61,900,000. The total consideration is subject to adjustment based on finalization of Stirling Shipping's closing balance sheet. Through its acquisition of Stirling Shipping, the Company acquired 12 offshore support vessels currently working in the North Sea, including 9 supply and 3 anchor handling towing supply vessels, and contracts for the construction of 2 anchor handling towing supply vessels. The new construction vessels will be built in the UK and are scheduled for delivery during the first half of 2002. The Company intends to retain Stirling Shipping's management and vessel crews.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2000. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

Operating revenues are primarily affected by the number of vessels owned and bareboat and time chartered-in as well as rates per day worked and utilization of the Company's fleet.

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Expansion has been achieved principally through the purchase of offshore support vessels from its competitors, construction of new vessels, and equity holdings in joint ventures that own offshore support vessels. The Company has also sold many vessels from its fleet, particularly those that were less marketable serving the Company's ordinary operations. Since 1997, proceeds from certain vessel sales have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying the Company for temporary deferral of taxable gains realized from the vessel sales. During the first quarter of 2001, the Company continued fleet expansion with the acquisition of 17 mini-supply, 11 utility, and 3 supply and towing supply vessels. During the first quarter of 2001, the Company also sold 3 crew and 3 utility vessels and removed 3 standby safety vessels from service that are held for sale.

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

At various times, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of such managed vessels are not generally included in the Company's operating results, but the Company does recognize a management fee in operating revenue.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if vessels owned by the Company are chartered-out. At March 31, 2001, there were 17 vessels bareboat chartered-out, including 7 and 3 vessels operated by the Company's joint ventures and environmental service segment, respectively.

The table below sets forth the Company's fleet structure at the dates indicated:

                                                          At March 31,
                                                -------------------------------
              Fleet Structure                        2001             2000
---------------------------------------------   ---------------  --------------
Owned......................................           249              217
Bareboat and Time Chartered-In.............            18               26
Managed....................................             5                -
Joint Ventures and Pools:
    TMM Joint Venture......................            18               14
    SMIT Joint Venture.....................            14               15
    Pelican Joint Venture..................             7                -
    Other Joint Ventures...................             8                6
    SEAVEC Pool............................             -                4
    Avian Fleet Pool.......................             5                5
                                                ---------------  --------------
       Overall Fleet.......................           324              287
                                                ===============  ==============

Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of offshore support vessels, which is closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. The table below sets forth rates per day worked and utilization data for the Company's fleet during the periods indicated.

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                     2001             2000
                                                ---------------  --------------
Rates per Day Worked ($): (1) (2)
   Supply and Towing Supply................            6,897            4,846
   Anchor Handling Towing Supply...........           12,729           11,515
   Crew....................................            3,120            2,521
   Standby Safety .........................            5,194            5,684
   Utility and Line Handling...............            1,734            1,632
   Mini-Supply(3)..........................            2,758            2,028
   Geophysical, Freight, and Other.........            5,413            5,880
      Overall Fleet........................            4,543            3,674

Overall Utilization (%): (1)
   Supply and Towing Supply................             85.6             60.7
   Anchor Handling Towing Supply...........             79.5             68.4
   Crew....................................             97.1             93.1
   Standby Safety..........................             85.6             53.2
   Utility and Line Handling...............             49.9             53.1
   Mini-Supply(3)..........................             92.9             89.4
   Geophysical, Freight, and Other.........             64.1             50.0
      Overall Fleet........................             79.4             69.8

---------------------
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.
(2) Revenues for certain of the Company's vessels, primarily its standby safety vessels, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.
(3) Effective January 1, 2001, the Company began reporting a new class of vessel denoted Mini-Supply. As a result, seven utility and one supply vessel in the quarter ended March 31, 2000 were reclassified as Mini-Supply. Utilization and rate per day worked statistics were adjusted for both periods reported to reflect this change in classification.

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

Certain of the Company's revenues and expenses, primarily related to the Company's North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S.

dollars at the weighted average exchange rates during the relevant period. Overall, approximately 37% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the three-month period ended March 31, 2001.

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, offshore support vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected offshore support vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the three-month periods ended March 31, 2001 and 2000, drydocking costs totaled $3.0 million and $1.1 million, respectively. During those same periods, the Company completed the drydocking of 26 and 15 vessels, respectively. At March 31, 2001, the Company had 28 vessels out of service, including 22 U.S. based utility vessels that require drydocking prior to re-entering operations.

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

In 1996, NRC expanded its coverage area to include the West Coast of the United States through Clean Pacific Alliance ("CPA"), a joint venture with Crowley Marine Services. On November 30, 2000, NRC purchased Crowley Marine's 50% interest in CPA and began a termination and winding up process. As of that date, all of CPA's obligations under existing contracts were assumed by NRC. CPA will be dissolved upon completion of the termination and winding up of its affairs.

Investment in Drilling Services Business

The Company consolidated the reporting of financial information of drill rig operator Chiles Offshore LLC, due to the Company's majority ownership, from its inception in 1997 until its initial public offering of common stock (the "Chiles IPO") on September 22, 2000. On that date, Chiles Offshore LLC converted into a corporation, was renamed Chiles Offshore Inc. ("Chiles Offshore"), and completed the Chiles IPO. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest declined below 50%, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' ("Chiles") financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method.

Chiles operated as a development stage company from its inception and until July 1999, devoting substantially all its efforts constructing rigs, raising capital, and securing contracts for its rigs. In 1997, Chiles commenced construction of two ultra-premium jackup drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively. Since its delivery and final commissioning in April 2000, Chiles bareboat chartered-in and operated the jackup drilling rig, Tonala.

The number of rigs Chiles operates is a function of rigs delivered to service through its capital construction program and rigs placed in operation under charter. Chiles typically operates its rigs on well-to-well contracts that last approximately 30 to 90 days. Presently, Chiles contracts and operates its rigs in the U.S. Gulf of Mexico. Chiles has two rigs under construction, one that is expected to be completed during the second quarter of 2002, and one that is expected to be completed during the third quarter of 2002.

Chiles derives its revenue primarily from drilling wells for oil and gas operators pursuant to drilling contracts. These drilling contracts typically provide for base day rates, which may be subject to adjustments based on performance incentives. Fees and expenses for transporting Chiles' rigs between sites are included in revenues and expenses. For the three-month periods ended March 31, 2001 and 2000, utilization was 100% for Chiles' rigs and the effective average day rate was $68,926 and $46,863, respectively. In calculating the effective average day rates, Chiles divides revenues earned by its rigs during the period by the total number of days in the period. In addition, Chiles' effective average day rates include any bonuses, which may be triggered by achieving performance and safety targets in some of Chiles' contracts and mobilization revenue.

Chiles' rig operating expenses primarily consist of crew, insurance, and repair and maintenance costs.

General and administrative expenses primarily consist of management, administration, marketing, finance, and legal expenses.

Other Investments

In 1998, the Company acquired an interest in the predecessor of Globe Wireless LLC ("Globe Wireless") and now owns approximately 38% of its voting units. Globe

Wireless is a provider of advanced marine telecommunication services using satellite and high frequency radio technologies. It owns and operates a worldwide network of high frequency radio stations to offer email, data transfer, and telex services to ships at a much lower cost than competing satellite services. The Company believes that Globe Wireless offers the only such service combining radio, satellite, and internet communications to the maritime community.

In the fourth quarter of 2000, the Company acquired 23 newly constructed inland river hopper barges ("barges") and SCF Corporation, a company that owned and operated barges. At March 31, 2001, the Company owned 81 barges and a 50% interest in a partnership that owned 11 barges and managed 210 barges for third parties.

In addition, the Company, from time to time, makes investments in other related businesses.

Results of Operations
The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                                                                      Other and
                                                                Marine    Environmental   Drilling    Corporate        Total
                                                              --------------------------------------- ----------   ------------
Three Months Ended March 31, 2001:
Operating Revenues -
  External Customers..............................          $     84,473 $        6,976 $         - $     1,751(a) $     93,200
  Intersegment....................................                   146              -           -        (146)              -
                                                            ------------ -------------- ----------- -----------    ------------
    Total.........................................          $     84,619 $        6,976 $         - $     1,605    $     93,200
                                                            ============ ============== =========== ===========    ============

Operating Profit..................................          $     14,146 $          580 $         - $       342    $     15,068
Gains from Equipment Sales or Retirements, net....                 1,928              2           -           -           1,930
Equity in Earnings (Losses) of 50% or Less Owned
  Companies.......................................                 2,243             (1)      1,457        (674)          3,025
Gain from Sale of Interest in a 50% or Less Owned
  Company.........................................                   100              -           -           -             100
Minority Interest in Income of Subsidiaries.......                     -              -           -         (78)            (78)
Net Interest Expense..............................                     -              -           -      (1,165)         (1,165)
Derivative Losses, net............................                     -              -           -         (97)            (97)
Gains from Sale of Marketable Securities, net.....                     -              -           -       1,127           1,127
Corporate Expenses................................                     -              -           -      (2,383)         (2,383)
Income Taxes......................................                     -              -           -      (5,393)         (5,393)
                                                            ------------ -------------- ----------- -----------    ------------
  Net Income......................................          $     18,417 $          581 $     1,457 $    (8,321)   $     12,134
===============================================================================================================================
Three Months Ended March 31, 2000:
Operating Revenues -
  External Customers.............................:          $     60,079 $        4,519 $     8,346 $         -    $     72,944
  Intersegment....................................                   137              -           -        (137)              -
                                                            ------------ -------------- ----------- -----------    ------------
    Total.........................................          $     60,216 $        4,519 $     8,346 $      (137)   $     72,944
                                                            ============ ============== =========== ===========    ============

Operating Profit..................................          $      6,724 $          276 $     2,829 $         -    $      9,829
Gains from Equipment Sales or Retirements, net....                 2,533              3           -           -           2,536
Equity in Earnings (Losses) of 50% or Less Owned
  Companies.......................................                   703            176           -      (1,181)           (302)
Minority Interest in Loss of Subsidiaries.........                     -              -           -         228             228
Net Interest Expense..............................                     -              -           -      (2,954)         (2,954)
Derivative Losses, net............................                     -              -           -        (401)           (401)
Gains from Sale of Marketable Securities, net.....                     -              -           -       1,958           1,958
Corporate Expenses................................                     -              -           -      (1,337)         (1,337)
Income Taxes......................................                     -              -           -      (3,077)         (3,077)
                                                            ------------ -------------- ----------- -----------    ------------
  Net Income......................................          $      9,960 $          455 $     2,829 $    (6,764)   $      6,480
===============================================================================================================================

(a) Revenues attributable to the Company's inland barge business, which commenced operation in the third quarter of 2000.

Offshore Marine Services

Operating Revenue. The Company's offshore marine service segment's operating revenues increased $24.4 million, or 41%, in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. Operating revenues rose due primarily to the entry into service of vessels acquired by and constructed for the Company and higher rates per day worked and fleet utilization. These increases were partially offset by a decline in operating revenues due to vessel dispositions.

The acquisition and construction of 17 standby safety, 17 mini-supply, 11 utility, 6 supply and towing supply, 2 crew, and 1 anchor handling towing supply vessel resulted in a $14.5 million increase in operating revenues between comparable three-month periods.

Higher rates per day worked resulted in an increase in operating revenues of approximately $6.8 million between comparable three-month periods. The increase resulted primarily from higher rates per day worked earned by the Company's U.S. crew and supply and towing supply vessels. Rates also increased in the U.S. utility and mini-supply fleets, in the West African supply and towing supply and crew fleets, in the North Sea supply and towing supply fleets, and for all classes of vessels working in other foreign regions. These increases were partially offset by a decline in rates per day worked in the U.S. anchor handling towing supply and North Sea standby safety fleets.

Higher utilization resulted in an increase in operating revenues of approximately $5.7 million between comparable three-month periods. The increase resulted primarily from an improvement in the utilization of the Company's West African supply and towing supply and U.S. anchor handling towing supply and supply and towing supply fleets. Utilization also improved in the North Sea supply and towing supply fleet, in the U.S. crew, project, and mini-supply fleets, and for all classes of vessels working in other foreign regions.

The sale and charter-in expiration of 10 supply and towing supply, 3 anchor handling towing supply, 3 utility, 2 standby safety, and 1 crew vessel resulted in a decline of operating revenues of approximately $3.3 million.

Operating Profit. The Company's offshore marine business segment's operating profit increased $7.4 million, or 110%, in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000 due primarily to those factors affecting operating revenues outlined above. The increase in operating profit was offset by higher operating expenses that resulted primarily from (i) an increase in crew wages paid to seamen working domestically in response to competition for qualified personnel, (ii) higher costs associated with repairs and maintenance of main engines and deck and winch equipment, (iii) a greater number of vessels undergoing drydockings, and (iv) the sale and leaseback of several vessels.

Gains from Equipment Sales or Retirements, net. Net gains from equipment sales or retirements decreased $0.6 million in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. During the first quarter 2001, three crew and three utility vessels were sold. During the first quarter 2000, the vessels sold included four utility, one crew, and one supply vessel.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Equity earnings increased $1.5 million in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. Equity earnings rose due to higher profits (including a gain from the sale of a vessel) earned by certain joint ventures in which the Company acquired an interest pursuant to a 1996 transaction with SMIT Internationale N.V. ("SMIT"), and the commencement of operations of a joint venture in Southeast Asia. In December 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation. The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation, owns six and charters-in one newly built fast support intervention vessels (also known as multipurpose crew vessels).

Environmental Services

Operating Revenue. The environmental business segment's operating revenue increased $2.5 million, or 54%, in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000 due primarily to the increase in severity of oil spills managed by the Company and the addition of a major West Coast terminal client, which generated additional retainer revenue.

Operating Profit. The environmental business segment's operating profit increased $0.3 million, or 110%, in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000 due primarily to the factors affecting operating revenues as outlined above.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Equity earnings decreased $0.2 million in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. On November 30, 2000, NRC purchased Crowley Marine's 50% interest in CPA and began a termination and winding up process. As of that date, all of CPA's obligations under existing contracts were assumed by NRC. CPA will be dissolved upon completion of the termination and winding up of its affairs.

Drilling Services

As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3% and consequently, because its ownership interest declined below 50%, the Company no longer consolidates Chiles' financial condition, results of operations, and cash flows. As of September 22, 2000, the Company began accounting for its interest in Chiles using the equity method.

Other

Equity in Earnings (Losses) of 50% or Less Owned Companies. Equity losses decreased $0.5 million in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. The decline in equity losses was due primarily to a $0.9 million increase in a joint venture's earnings resulting primarily from the sale of a Handymax Dry-Bulk ship. This decline in equity losses was partially offset by the Company's recognition of its share of higher operating losses of Globe Wireless.

Net Interest Expense. Net interest expense declined $1.8 million in the three-month period ended March 31, 2001 compared to the three-month period March 31, 2000 due primarily to reduced indebtedness following the deconsolidation of Chiles Offshore in September 2000 and a reduction in outstanding indebtedness resulting from the redemption of $86.3 million principal amount of the 5 3/8% Convertible Subordinated Notes Due 2006 (the 5 3/8% Notes") in the first quarter of 2001. See "Liquidity and Capital Resources -- Credit Facilities -- 5 3/8% Notes" for additional discussion.

Gains from Sale of Marketable Securities, net. Net gains from the sale of marketable securities decreased $0.8 million in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. In both periods, the Company realized net gains primarily from the sale of equity securities.

Corporate Expenses. In the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000, corporate expenses increased $1.0 million. First quarter 2001 results included underwriting fees and legal and professional expenses relating to unused availability under a standby purchase agreement with Credit Suisse First Boston ("CSFB") in connection with the redemption of certain of the Company's 5 3/8% Notes and higher costs resulting from an increase in the number of filings with the Securities and Exchange Commission. See "Liquidity and Capital Resources -- Credit Facilities -- 5 3/8% Notes" for additional discussion.

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

The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine fleet, and retainer, spill response, and consulting activities of the Company's environmental service business. The Company's offshore marine business is directly affected by the volatility of oil and gas prices, the level of offshore production and exploration activity, and other factors beyond the Company's control.

Cash and Marketable Securities

Since December 31, 2000, the Company's cash and investments in marketable securities decreased by $74.2 million. At March 31, 2001, cash and marketable securities totaled $273.0 million, including $173.7 million of unrestricted cash and cash equivalents, $40.3 million of marketable securities, and $59.0 million of restricted cash. Restricted cash at March 31, 2001 is intended for use in defraying costs to construct U.S.-flag offshore marine vessels for the Company. At March 31, 2001, the Company had funded $33.8 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts.

Cash Generation and Deployment

Operating Activities. Cash flow provided from operating activities during the three-month period ended March 31, 2001 totaled $11.8 million and increased 46.1% between comparable quarters due primarily to an increase in the size, rates per day worked, and utilization of the Company's offshore marine fleet.

Investing and Financing Activities. During the three-month period ended March 31, 2001, the Company generated $64.5 million from investing and financing activities. Available-for-sale securities were sold for $55.5 million. Six offshore support vessels were sold for $4.7 million. Additional cash was generated primarily from the sale of the Company's investment in a 50% or less owned offshore marine service segment subsidiary, principal payments received on notes due from 50% or less owned subsidiaries, and dividends received from an offshore marine service segment joint venture.

During the three-month period ended March 31, 2001, the Company used $125.9 million in its investing and financing activities. The Company paid $60.7 million to acquire corporations that own offshore support vessels. Capital expenditures for property and equipment, primarily related to the acquisition of offshore support vessels, totaled $31.5 million. Restricted cash balances rose by $18.2 million due to deposits into vessel joint depository construction reserve fund accounts generated from the sale of offshore support vessels. Marketable securities were acquired for $12.1 million and certain indebtedness was repaid.

Stock and Debt Repurchase Program

Pursuant to a stock and debt repurchase program, the Company may repurchase its common stock, 5 3/8% Notes, and 7.2 % Senior Notes Due 2009 (the "7.2% Notes) (collectively, the "SEACOR Securities"). Repurchases of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. At March 31, 2001, the Company had approximately $37.4 million of available authority for the repurchase of SEACOR Securities.

Capital Structure

At March 31, 2001, the Company's capital structure was comprised of $306.4 million in long-term debt (including current portion and convertible subordinated notes committed to be redeemed) and $654.2 million in stockholders' equity. Since year end, long-term debt declined due primarily to the conversion of $86.2 million principal amount of the 5 3/8% Notes in exchange for 1,992,028 shares of common stock and redemption of $0.1 million principal amount of the 5 3/8% Notes for approximately $0.1 million and the Company's regularly scheduled repayment of certain outstanding indebtedness. These decreases were partially offset by the assumption of debt, totaling $13.6 million, in connection with the acquisition of two offshore support vessels. Stockholders' equity increased since year-end due primarily to the conversion of certain of the 5 3/8% Notes into common stock, an increase in retained earnings from net income, the issuances of common stock from treasury in connection with the acquisition of an offshore support vessel owning corporation and the Company's employee stock purchase plan. This increase was partially offset by an increase in other comprehensive losses that resulted primarily from losses from foreign currency translation adjustments and the amortization of restricted stock.

Capital Expenditures

As of March 31, 2001, the Company was committed to the construction of 8 crew, 2 mini-supply, and 1 towing supply vessel for an approximate aggregate cost of $53.2 million of which $10.4 million has been expended. The vessels are expected to enter service within the next twelve months. At March 31, 2001, the Company was also committed to the construction of 40 barges at an approximate aggregate cost of $9.9 million. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered at various dates through June 2001. A joint venture corporation, in which the Company owns a 50% equity interest, is committed to the construction of one Handymax Dry-Bulk ship that is expected to enter service in 2001. The cost to construct and place this ship into service will approximate $19.5 million, of which 75% is expected to be financed from external sources.

Credit Facilities

DnB Credit Facility. Under the terms of an unsecured reducing revolving credit facility (the "DnB Credit Facility") with Den norske Bank ASA ("DnB") that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. At March 31, 2001, there were outstanding letters of credit issued by DnB on behalf of the Company totaling $5.5 million and the amount available for future borrowings under the DnB Credit Facility totaled $80.9 million. See "Stirling Shipping Acquisition" for additional information.

5.467% Notes. Pursuant to a February 1998 letter agreement between the Company and SMIT, the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to a certain Asset Purchase Agreement dated December 19, 1996, by and among the Company and SMIT (the "SMIT Transaction"). The prepayment included the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23.2 million, which notes will bear interest at 5.467% per annum payable quarterly in arrears.

7.2% Notes. At March 31, 2001, the Company had outstanding $147.5 million aggregate principal amount of its 7.2% Notes. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 7.2% Notes were issued under an indenture that contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined therein, and certain restrictions on the Company consolidating with or merging into any other Person.

5 3/8% Notes. At March 31, 2001, the Company had outstanding $95.3 million aggregate principal amount of its 5 3/8% Notes that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously converted into shares of common stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of common stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the repurchase date. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in December 2001.

During the first quarter of 2001, SEACOR called for redemption $100.0 million of the $181.6 million aggregate principal amount outstanding of its 5 3/8% Notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $86.2 million principal amount of the 5 3/8% Notes into 1,992,028 shares of SEACOR's common stock and redemption of $0.1 million principal amount of the 5 3/8% Notes for approximately $0.1 million in the first quarter. An additional $12.9 million principal amount of the 5 3/8% Notes was converted into 293,737 shares of SEACOR's common stock and $36.0 million principal amount of the 5 3/8% Notes was redeemed for approximately $37.9 million in the second quarter.

Pursuant to an amended and restated standby purchase agreement between CSFB and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100.0 million face amount of the 5 3/8% Notes that SEACOR redeemed. In the second quarter, CSFB purchased 216,170 shares of SEACOR's common stock to provide SEACOR with proceeds to redeem $10.0 million principal amount of the 5 3/8% Notes that were called but not converted. Underwriting and legal and professional fees expensed in the first quarter 2001, relating to unused availability under a standby purchase agreement with CSFB, totaled $0.4 million.

SEACOR also entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to shares of SEACOR's common stock that CSFB purchased from SEACOR under the standby purchase agreement. The equity forward transaction provides that at maturity, which will occur twelve months following the purchase by CSFB of shares of SEACOR's common stock under the standby purchase agreement, SEACOR will elect to either purchase the shares covered by the equity forward transaction from CSFBi at a purchase price described below, or cash settle the transaction as described below. If SEACOR elects to purchase the shares from CSFBi, it will pay a purchase price equal to $46.26 (the purchase price under the standby purchase agreement) plus interest calculated at LIBOR plus 115 basis points, from the date that CSFB purchased those shares from SEACOR to the date that SEACOR purchases those shares from CSFBi. If SEACOR elects to cash settle the transaction, then if the value of the shares at maturity (determined on the basis of the net proceeds that CSFBi is able to receive upon the sale of those shares in the open market) exceeds the purchase price described above, then CSFBi will pay to SEACOR the amount of such excess in cash at maturity. If the purchase price exceeds the value of the shares at maturity, then SEACOR will pay to CSFBi the amount of such excess in cash at maturity. SEACOR has the right to accelerate the maturity of the equity forward transaction in whole or in part at any time upon prior written notice to CSFBi. The equity forward transaction also contains customary events of default and termination events following which either one or both parties would have the right to terminate the transaction and make net cash payments based on the net value of the transaction at the time of termination.

Stirling Shipping Acquisition

On May 4, 2001, the Company completed the acquisition of all of the outstanding share capital of Stirling Shipping Holdings Limited ("Stirling Shipping"). Purchase consideration was determined by the estimated adjusted net assets of Stirling Shipping at closing and totaled approximately (pound)54.3 million ($77.1 million based on exchange rates in effect and the price of SEACOR's common stock at the closing of this transaction). The purchase consideration consisted of (pound)29.9 million, or $43.0 million in cash, (pound)14.7 million, or $21.2 million, in one-year loan notes, and 285,852 shares of SEACOR's common stock, valued at $12.9 million. The Company borrowed $25.0 million under the DnB Credit Facility to fund a portion of the Stirling Shipping acquisition. Stirling Shipping's long term debt at closing was approximately (pound)43.0 million, or $61.9 million. The Company intends to retain Stirling Shipping's management and vessel crews. The total consideration is subject to adjustment based on finalization of the closing balance sheet. Through its acquisition of Stirling Shipping, the Company acquired 12 offshore support vessels currently working in the North Sea, including 9 supply and 3 anchor handling towing supply vessels, and contracts for the construction of 2 anchor handling towing supply vessels. The new construction vessels will be built in the UK and are scheduled for delivery during the first half of 2002.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities", as amended. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect gain of the adoption of SFAS 133 totaled $71,000.

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the first quarter of 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $0.1 million. At March 31, 2001, the Company had one outstanding Pounds Sterling contract and the fair value, totaling $0.7 million, is recorded in Other Current Liabilities in the accompanying Consolidated Balance Sheet. At March 31, 2001, the Company recorded unrealized losses to Accumulated Other Comprehensive Loss totaling $0.4 million, net of income taxes.

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

dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. The fair value of these forward exchange contracts, which expire in May 2001, was $0.7 million at March 31, 2001.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the NYMEX or receives or pays the amount, if any, by which the settlement prices quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At March 31, 2001, the Company's positions in commodity contracts were not material.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          On January 8 and March 27, 2001, the Company issued a total of 71,577 shares of SEACOR common stock, par value $.01 per share, to investors in connection with its acquisition of all of the issued share capital of Plaisance Marine, Inc. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits:

             1.1 Form of Standby Purchase Agreement between SEACOR SMIT Inc. and Credit Suisse First Boston Corporation (incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

             1.2 Form of ISDA Master Agreement between SEACOR SMIT Inc. and Credit Suisse First Boston Corporation, with attached Schedule and Confirmation (incorporated herein by reference to Exhibit
                  1.2 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

             4.1 SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit
                  4.4 to the Company's Registration Statement on Form S-8 (No. 333-56714), filed with the Commission on March 8, 2001).

             10.1 Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

             10.2 Letter Agreement dated as of February 23, 2001, amending the
                  Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

             10.3 Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

             10.4 Letter Agreement dated as of February 23, 2001, amending the
                  Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

          B. Reports on Form 8-K:

             (1) Current Report on Form 8-K, dated January 17, 2001 and filed on January 18, 2001, reporting, under Item 5, the Company's announcement that it had called for redemption $50,000,000 of its outstanding 5 3/8% Notes.

             (2) Current Report on Form 8-K, dated February 23, 2001 and filed on March 5, 2001, reporting, under Item 2, SEACOR's acquisition of all of the issued voting and non-voting capital stock of the Cheramie Companies.

             (3) Current Report on Form 8-K, dated March 6, 2001 and filed on March 8, 2001, reporting, under Item 5, SEACOR's entry into a letter of intent to acquire all of the issued capital stock of Stirling Shipping Company Ltd.

             (4) Current Report on Form 8-K, dated March 6, 2001 and filed on March 9, 2001, reporting, under Item 5, the Company's announcement that it had called for redemption $50,000,000 of its outstanding 5 3/8% Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEACOR SMIT INC.
                                          (Registrant)

DATE: MAY 15, 2001               By:       /s/ Charles Fabrikant
                                          -----------------------------------
                                          Charles Fabrikant, Chairman of the
                                          Board, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

DATE: MAY 15, 2001               By:       /s/ Randall Blank
                                          -----------------------------------
                                          Randall Blank, Executive Vice
                                          President, Chief Financial Officer
                                          and Secretary
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS
                          QUARTERLY REPORT ON FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2001



             1.1 Form of Standby Purchase Agreement between SEACOR SMIT Inc. and Credit Suisse First Boston Corporation (incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

             1.2 Form of ISDA Master Agreement between SEACOR SMIT Inc. and Credit Suisse First Boston Corporation, with attached Schedule and Confirmation (incorporated herein by reference to Exhibit
                  1.2 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

             4.1 SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit
                  4.4 to the Company's Registration Statement on Form S-8 (No. 333-56714), filed with the Commission on March 8, 2001).

             10.1 Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

             10.2 Letter Agreement dated as of February 23, 2001, amending the
                  Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

             10.3 Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

             10.4 Letter Agreement dated as of February 23, 2001, amending the
                  Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).