Form 10-Q
period 2001-06-30
SEACOR SMIT INC
filed 2001-08-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended   June 30, 2001   or
                                          -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                         --------------       ------------


Commission file number    1-12289
                          -----------------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                      13-3542736
---------------------------------              ---------------------------------
 (State or Other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                       Identification No.)


 11200 Richmond, Suite 400, Houston, Texas                   77082
----------------------------------------------       ----------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of August 9, 2001 was 20,075,601. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
Part I.    Financial Information

           Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheets as of
                              June 30, 2001 and December 31, 2000.........................................1

                         Condensed Consolidated Statements of Operations for each of the
                              Three and Six Months Ended June 30, 2001 and 2000...........................2

                         Condensed Consolidated Statements of Cash Flows
                              for each of the Six Months Ended June 30, 2001 and 2000.....................3

                         Notes to Condensed Consolidated Financial Statements.............................4

           Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....................................10

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................21

Part II.   Other Information

           Item 2.   Changes in Securities and Use of Proceeds...........................................22

           Item 4.   Submission of Matters to a Vote of Security Holders.................................22

           Item 6.   Exhibits and Reports on Form 8-K....................................................22

PART I - FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                       June 30,             December 31,
                                                                                         2001                   2000
                                                                                   -----------------    ------------------
                                             ASSETS
 Current Assets:
     Cash and cash equivalents                                                     $       140,437      $       224,219
     Marketable securities (available-for-sale)                                                  -                4,997
     Trade and other receivables, net of allowance for
       doubtful accounts of $1,076 and $1,310, respectively                                112,635               87,687
     Prepaid expenses and other                                                              7,090                5,103
                                                                                   -----------------    ------------------
           Total current assets                                                            260,162              322,006
                                                                                   -----------------    ------------------
 Investments, at Equity, and Receivables from 50% or Less Owned Companies                  152,304              137,694
 Available-for-Sale Securities                                                              53,650               77,184

 Property and Equipment                                                                    949,281              712,511
     Less - Accumulated depreciation                                                      (197,146)            (185,433)
                                                                                   -----------------    ------------------
           Net property and equipment                                                      752,135              527,078
                                                                                   -----------------    ------------------
 Restricted Cash                                                                            46,582               40,759
 Other Assets                                                                               49,531               28,009
                                                                                   -----------------    ------------------
                                                                                   $     1,314,364      $     1,132,730
                                                                                   =================    ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Current portion of long-term debt                                             $        42,438      $         2,553
     Accounts payable and accrued expenses                                                  28,695               25,746
     Other current liabilities                                                              48,010               38,084
                                                                                   -----------------    ------------------
           Total current liabilities                                                       119,143               66,383
                                                                                   -----------------    ------------------
 Long-term Debt                                                                            322,283              377,955
 Deferred Income Taxes                                                                     150,430              119,545
 Deferred Gains and Other Liabilities                                                       13,589               14,371
 Minority Interest in Subsidiaries                                                           1,935                1,924
 Stockholders' Equity:
     Common stock, $.01 par value, 24,020,893 and 21,426,969 shares issued at
        June 30, 2001 and December 31, 2000, respectively                                      240                  214
     Additional paid-in capital                                                            392,385              278,567
     Retained earnings                                                                     431,658              402,142
     Less 3,945,292 and 4,310,505 shares held in treasury at June 30, 2001 and
       December 31, 2000, respectively, at cost                                           (109,755)            (125,968)
     Less unamortized restricted stock compensation                                         (3,028)              (1,301)
     Accumulated other comprehensive loss                                                   (4,516)              (1,102)
                                                                                   -----------------    ------------------
           Total stockholders' equity                                                      706,984              552,552
                                                                                   -----------------    ------------------
                                                                                   $     1,314,364      $     1,132,730
                                                                                   =================    ==================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                       Three Months Ended June               Six Months Ended
                                                                                 30,                             June 30,
                                                                    ----------------------------     ----------------------------
                                                                        2001            2000             2001            2000
                                                                    ------------    ------------     ------------    ------------
Operating Revenues                                                  $   112,428     $    85,144      $   205,628     $   158,088
                                                                    ------------    ------------     ------------    ------------

Costs and Expenses:
   Operating expenses                                                    59,267          51,075          115,691          93,608
   Administrative and general                                            12,241           9,579           23,654          19,014
   Depreciation and amortization                                         14,587          13,088           26,755          24,989
                                                                    ------------    ------------     ------------    ------------
                                                                         86,095          73,742          166,100         137,611
                                                                    ------------    ------------     ------------    ------------
Operating Income                                                         26,333          11,402           39,528          20,477
                                                                    ------------    ------------     ------------    ------------

Other Income (Expense):
   Interest on debt                                                      (5,356)         (7,412)         (10,995)        (14,354)
   Interest income                                                        3,413           4,133            7,887           8,121
   Gain from equipment sales and retirements, net                         1,917           2,572            3,847           5,108
   Derivative income (loss), net                                             62            (679)             (35)         (1,079)
   Other, net                                                             1,123            (113)           1,841           1,260
                                                                    ------------    ------------     ------------    ------------
                                                                          1,159          (1,499)           2,545            (944)
                                                                    ------------    ------------     ------------    ------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   (Losses) of 50% or Less Owned Companies, and Extraordinary Item       27,492           9,903           42,073          19,533
Income Tax Expense                                                        9,630           3,049           14,745           6,419
                                                                    ------------    ------------     ------------    ------------
Income Before Minority Interest, Equity in Earnings (Losses) of
   50% or Less Owned Companies, and Extraordinary Item                   17,862           6,854           27,328          13,114
Minority Interest in Income of Subsidiaries                                 (86)         (1,438)            (164)         (1,210)
Equity in Earnings (Losses) of 50% or Less Owned Companies                  502            (376)           3,248            (384)
                                                                    ------------    ------------     ------------    ------------
Income Before Extraordinary Item                                         18,278           5,040           30,412          11,520
Extraordinary Item - Loss on Debt Extinguishment, net of tax               (896)              -             (896)              -
                                                                    ------------    ------------     ------------    ------------
Net Income                                                          $    17,382     $     5,040      $    29,516     $    11,520
                                                                    ============    ============     ============    ============

Basic Earnings Per Common Share:
   Income before extraordinary item                                 $      0.92     $      0.30      $      1.60     $      0.68
   Extraordinary item                                                    (0.04)               -           (0.05)               -
                                                                    ------------    ------------     ------------    ------------
     Net income                                                     $      0.88     $      0.30      $      1.55     $      0.68
                                                                    ============    ============     ============    ============

Diluted Earnings Per Common Share:
   Income before extraordinary item                                 $      0.88     $      0.29      $      1.50     $      0.68
   Extraordinary item                                                    (0.04)               -           (0.04)               -
                                                                    ------------    ------------     ------------    ------------
     Net income                                                     $     0.84      $      0.29      $      1.46     $      0.68
                                                                    ============    ============     ============    ============

Weighted Average Common Shares:
   Basic                                                            19,832,918       16,885,675       18,979,203      16,845,429
   Diluted                                                          21,225,122       17,114,389       21,385,449      17,057,075


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                        2001                        2000
                                                                                 --------------------        -------------------
 Net Cash Provided by Operating Activities                                       $          32,088           $          19,618
                                                                                 --------------------        -------------------

 Cash Flows from Investing Activities:
    Purchase of property and equipment                                                     (61,113)                    (34,319)
    Proceeds from sale of marine vessels and equipment                                       9,851                      12,581
    Purchase of available-for-sale securities                                              (44,461)                    (17,388)
    Proceeds from sale of available-for-sale securities                                     88,137                      19,477
    Proceeds from sale of investment in 50% or less owned companies                          1,932                           -
    Investments in and advances to 50% or less owned companies                              (5,124)                       (927)
    Principal payments on notes due from 50% or less owned companies                         1,594                         231
 Dividends received from 50% or less owned companies                                         1,087                       6,250
 Net (increase) decrease in restricted cash                                                 (5,823)                     11,162
    Cash settlement from commodity price hedging arrangements                                  (60)                       (803)
    Acquisitions, net of cash acquired                                                     (99,218)                    (14,666)
    Other, net                                                                                  64                         (13)
                                                                                 --------------------        -------------------
         Net cash used in investing activities                                            (113,134)                    (18,415)
                                                                                 --------------------        -------------------

 Cash Flows from Financing Activities:
    Payments of long-term debt                                                             (38,212)                    (15,396)
    Payments of capital lease obligations                                                     (872)                       (826)
    Payments of stockholders' loans                                                           (278)                       (258)
    Proceeds from issuance of long-term debt                                                27,221                          99
    Proceeds from issuance of common stock                                                  10,000                           -
    Proceeds from exercise of stock options                                                    118                         379
    Common stock acquired for treasury                                                           -                      (4,776)
    Proceeds from membership interest offering of Chiles Offshore LLC                            -                      17,651
    Other                                                                                       (1)                       (102)
                                                                                 --------------------        -------------------
         Net cash used in financing activities                                              (2,024)                     (3,229)
                                                                                 --------------------        -------------------

 Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 (712)                       (629)
                                                                                 --------------------        -------------------

 Net Decrease in Cash and Cash Equivalents                                                 (83,782)                     (2,655)
 Cash and Cash Equivalents, Beginning of Period                                            224,219                     178,509
                                                                                 --------------------        -------------------
 Cash and Cash Equivalents, End of Period                                        $         140,437           $         175,854
                                                                                 ====================        ===================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and six-month periods ended June 30, 2001 and 2000 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 2001 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS --

Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 resulted in other comprehensive income of $71,000.

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the six months ended June 30, 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $131,000. At June 30, 2001, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

In July 2001, the Financial Accounting Standards Board approved two new accounting standards related to the accounting for business combinations and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standards will establish a new method for testing goodwill for impairment based on a fair value concept. Management's current policy is to periodically evaluate the amortization periods for goodwill to determine if later events or circumstances warrant revised estimates of useful lives. It is also management's policy to review goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of and subsequent to June 30, 2001, there have been no events or changes in circumstances surrounding purchased businesses to indicate that the carrying value of the allocated goodwill may not be recoverable. The standards will take effect for the fiscal year beginning after December 31, 2001, which would be the Company's fiscal year beginning January 1, 2002. Upon adoption, the Company will be required to cease amortization of its remaining goodwill balance and will be required to perform an impairment test based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of existing goodwill, which was approximately $922,000 and $1,438,000 for the three and six-month periods ended June 30, 2001, respectively, will cease upon adoption.

3.    COMPREHENSIVE INCOME --

For the three-month periods ended June 30, 2001 and 2000, total comprehensive income was $14,928,000 and $4,833,000, respectively. For the six-month periods ended June 30, 2001 and 2000, total comprehensive income was $26,102,000 and $13,360,000, respectively. Other comprehensive losses in 2001 primarily included losses from foreign currency translation adjustments and unrealized holding losses on available-for-sale securities and other comprehensive income in 2000 primarily included unrealized holding gains on available-for-sale securities and losses from foreign currency translation adjustments.

4.    VESSEL DISPOSITIONS --

In the six-month period ended June 30, 2001, the Company sold 11 offshore marine vessels. Net pre-tax gains from those sales and the disposition of other equipment, totaled $3,847,000. Proceeds from certain vessel sales this year and in the fourth quarter of 2000, totaling $21,879,000, were deposited into joint depository construction reserve funds with the U.S. Maritime Administration during the first six months of 2001. Construction reserve fund accounts, reported as Restricted Cash in the Condensed Consolidated Balance Sheets, have been established for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of certain vessels.

5.    ACQUISITIONS --

In January 2001, the Company acquired all of the issued share capital of Plaisance Marine, Inc. ("Plaisance") that owns two mini-supply vessels and acquired four additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was approximately $20,100,000, including approximately $16,200,000 paid in cash, the assumption of approximately $700,000 of debt, and the issuance of 71,577 shares of SEACOR's common stock valued at approximately $3,700,000 on the closing date. The Plaisance Fleet operates in the U.S. Gulf of Mexico.

In February 2001, the Company acquired two U.S. based towing supply vessels from Rincon Marine, Inc., a U.S. based operator ("Rincon"). Aggregate consideration paid Rincon was approximately $19,700,000, including approximately $6,100,000 in cash and the assumption of approximately $13,600,000 of debt.

In February 2001, the Company completed the acquisition of all of the issued share capital of Gilbert Cheramie Boats, Inc. and related companies (collectively, "Cheramie"). Purchase consideration was approximately $62,800,000 in cash. Through its acquisition of Cheramie, the Company acquired 11 mini-supply, 11 utility, and 2 offshore supply vessels operating in the U.S. Gulf of Mexico.

On May 4, 2001, the Company completed the acquisition of all of the outstanding share capital of Stirling Shipping Holdings Limited ("Stirling Shipping"). Purchase consideration was determined by the estimated adjusted net assets of Stirling Shipping at closing and totaled approximately (pound)54,300,000 ($77,100,000 based on exchange rates in effect and the price of SEACOR's common stock on the closing date). Purchase consideration consisted of (pound)29,900,000, or $43,000,000, in cash, (pound)14,700,000, or $21,200,000, in one-year loan notes, and 285,852 shares of SEACOR's common stock, valued at $12,900,000, and is subject to adjustment based on finalization of Stirling Shipping's closing balance sheet. Stirling Shipping's long term debt at closing was approximately (pound)43,000,000, or $61,900,000. To fund a portion of the Stirling acquisition, the Company borrowed $25,000,000 under its unsecured reducing revolving credit facility with Den norske Bank ASA (the "DnB Credit Facility") that was established in November 1998. Subsequent to June 30, 2001, the Company repaid the $25,000,000 principal amount, plus accrued interest, borrowed under the DnB Credit Facility. Through its acquisition of Stirling Shipping, the Company acquired 12 offshore support vessels currently working in the North Sea, including 9 supply and 3 anchor handling towing supply vessels, and contracts for the construction of 2 anchor handling towing supply vessels. The new construction vessels are being built in the UK and are scheduled for delivery during the first half of 2002.

The costs of the Plaisance, Cheramie, and Stirling Shipping acquisitions were allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed, plus amounts of transaction costs and the related deferred tax effect of the acquisitions. Goodwill of approximately $500,000 and $22,300,000 was recorded in connection with the Plaisance and Cheramie acquisitions, respectively, and is being amortized to expense over 12 to 22 years.

The pro forma effect of the Plaisance and Cheramie acquisitions on the results of operations was not material; however, the pro forma effect of the Stirling Shipping acquisition was material and therefore the following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of each of the periods presented, in thousands of dollars except per share data. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

                                              For the Three Months Ended          For the Six Months Ended
                                                 6/30/01        6/30/00             6/30/01        6/30/00
                                              ------------- --------------       ------------- --------------
   Revenue                                     $   117,608   $    95,787          $   222,166   $   177,929
   Income Before Extraordinary Item                 20,014         5,657               32,960        12,314
   Net Income                                       19,118         5,657               32,064        12,314
   Basic Earnings Per Share                           0.95          0.33                 1.66          0.72



6.    EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. The computation of diluted earnings per share for the three and six-month periods ended June 30, 2001 excludes certain options and share awards, totaling 83,480 and 30,000, respectively, as the effect would have been antidilutive. In the three and six-month periods ended June 30, 2000, the assumed conversion of the Company's convertible subordinated notes and certain of its stock options and restricted stock grants into 4,127,270, and 4,157,270 shares, respectively, of its common stock and the add-back to income of interest charges on the convertible subordinated notes, totaling $1,650,000, and $3,301,000, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                          For the Three Months Ended               For the Six Months Ended
                                                                   June 30,                                June 30,
                                                    --------------------------------------- ---------------------------------------
                                                                                     Per                                     Per
                                                       Income          Shares       Share      Income          Shares       Share
                                                    -------------- --------------- -------- -------------- --------------- --------
2001
----
   BASIC EARNINGS PER SHARE:
     Income Before Extraordinary Item               $  18,278,000     19,832,918   $ 0.92   $  30,412,000     18,979,203   $ 1.60
                                                                                   ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
     Options and Restricted Stock                               -        252,200                        -        266,424
     Convertible Securities                               470,000      1,140,004                1,733,000      2,139,822
                                                    -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
     Income Available to Common Stockholders
       Plus Assumed Conversions                     $  18,748,000     21,225,122   $ 0.88   $  32,145,000     21,385,449   $ 1.50
                                                    ============== =============== ======== ============== =============== ========

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
                                                    ============== =============== ======== ============== =============== ========

7.    SEGMENT DATA --

The Company aggregates its business activities into three primary operating segments: offshore marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The offshore marine business segment charters support vessels to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. The Company's offshore marine business segment also offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. The environmental business segment provides contractual oil spill response and other related training and consulting services. The drilling business segment, which owns and operates jackup drilling rigs, conducted its business affairs through Chiles Offshore LLC ("Chiles Offshore"), an entity in which the Company owned a majority ownership interest until its conversion into a corporation (with Chiles Offshore renamed "Chiles Offshore Inc.") and completion of its initial public offering of its common stock (the "Chiles IPO") on September 22, 2000. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced to 27.3%. With less than 50% ownership interest, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' financial condition, results of operations and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles Offshore using the equity method.

The Company evaluates the performance of each operating business segment based upon the operating profit of the segment and includes gains and losses from the sale of equipment and interests in 50% or less owned companies and equity interests in the earnings (losses) of 50% or less owned companies but excludes minority interest in subsidiaries, interest income and expense, gains and losses from derivative transactions and the sale of marketable securities, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations excluding corporate expenses and including certain other income and expense items. The accounting policies of the operating business segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The table presented below sets forth operating revenue and profit by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                                                                          Other and
                                                                  Marine    Environmental   Drilling      Corporate        Total
                                                                ----------- ------------- ------------ --------------- -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Operating Revenues -
   External Customers                                           $ 102,870   $     7,285  $         -   $      2,273(a) $    112,428
   Intersegment                                                       294             -            -           (294)              -
                                                                ----------- ------------ ------------- --------------- -------------
    Total                                                       $ 103,164   $     7,285  $         -   $      1,979    $    112,428
                                                                =========== ============ ============= =============== =============

Operating Profit                                                $  27,149   $       990  $         -   $        364    $     28,503
Gains (Losses) from Equipment Sales and Retirements, net            2,074             -            -           (157)          1,917
Equity in Earnings (Losses) of 50% or Less Owned Companies            975             4        1,380         (1,693)            666
Minority Interest in Subsidiaries                                       -             -            -            (86)            (86)
Interest Income                                                         -             -            -          3,413           3,413
Interest Expense                                                        -             -            -         (5,356)         (5,356)
Derivative Income, net                                                  -             -            -             62              62
Gains from Sale of Marketable Securities, net                           -             -            -          1,272           1,272
Corporate Expenses                                                      -             -            -         (2,319)         (2,319)
Income Taxes                                                            -             -            -         (9,794)         (9,794)
                                                                ----------- ------------ ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $  30,198   $       994  $     1,380   $    (14,294)   $     18,278
====================================================================================================================================

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                           $  64,429   $     6,406  $    14,309   $          -    $     85,144
   Intersegment                                                        74             -            -            (74)              -
                                                                ----------- ------------ ------------- --------------- -------------
    Total                                                       $  64,503   $     6,406  $    14,309   $        (74)   $     85,144
                                                                =========== ============ ============= =============== =============

Operating Profit (Loss)                                         $   5,847   $       566  $     5,901   $         (3)   $     12,311
Gains from Equipment Sales and Retirements, net                     2,569             3            -              -           2,572
Equity in Earnings (Losses) of 50% or Less Owned Companies            668            94            -         (1,635)           (873)
Minority Interest in Subsidiaries                                       -             -            -         (1,438)         (1,438)
Interest Income                                                         -             -            -          4,133           4,133
Interest Expense                                                        -             -            -         (7,412)         (7,412)
Derivative Losses, net                                                  -             -            -           (678)           (678)
Gains from Sale of Marketable Securities, net                           -             -            -            393             393
Corporate Expenses                                                      -             -            -         (1,417)         (1,417)
Income Taxes                                                            -             -            -         (2,551)         (2,551)
                                                                ----------- ------------ ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $   9,084   $       663  $     5,901   $    (10,608)   $      5,040
====================================================================================================================================

                                                                  Marine    Environmental   Drilling        Other          Total
                                                                ----------- ------------- ------------ --------------- -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Operating Revenues -
   External Customers                                           $ 187,343   $    14,261  $         -   $      4,024(a) $    205,628
   Intersegment                                                       440             -            -           (440)              -
                                                                ----------- ------------ ------------- --------------- -------------
     Total                                                      $ 187,783   $    14,261  $         -   $      3,584    $    205,628
                                                                =========== ============ ============= =============== =============

Operating Profit                                                $  41,295   $     1,570  $         -   $        706    $     43,571
Gains (Losses) from Equipment Sales and Retirements, net            4,002             2            -           (157)          3,847
Equity in Earnings (Losses) of 50% or Less Owned Companies          3,218             3        2,837         (2,367)          3,691
Gain from Sale of Interest in a 50% or Less Owned Company             100             -            -              -             100
Minority Interest in Subsidiaries                                       -             -            -           (164)           (164)
Interest Income                                                         -             -            -          7,887           7,887
Interest Expense                                                        -             -            -        (10,995)        (10,995)
Derivative Losses, net                                                  -             -            -            (35)            (35)
Gains from Sale of Marketable Securities, net                           -             -            -          2,399           2,399
Corporate Expenses                                                      -             -            -         (4,702)         (4,702)
Income Taxes                                                            -             -            -        (15,187)        (15,187)
                                                                ----------- ------------ ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $  48,615   $     1,575  $     2,837   $    (22,615)   $     30,412
====================================================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                           $ 124,508   $    10,925  $    22,655   $          -    $    158,088
   Intersegment                                                       211             -            -           (211)              -
                                                                ----------- ------------ ------------- --------------- -------------
     Total                                                      $ 124,719   $    10,925  $    22,655   $       (211)   $    158,088
                                                                =========== ============ ============= =============== =============

Operating Profit (Loss)                                         $  12,571   $       842  $     8,730   $         (3)   $     22,140
Gains from Equipment Sales and Retirements, net                     5,102             6            -              -           5,108
Equity in Earnings (Losses) of 50% or Less Owned Companies          1,371           270            -         (2,816)         (1,175)
Minority Interest in Subsidiaries                                       -             -            -         (1,210)         (1,210)
Interest Income                                                         -             -            -          8,121           8,121
Interest Expense                                                        -             -            -        (14,354)        (14,354)
Derivative Losses, net                                                  -             -            -         (1,079)         (1,079)
Gains from Sale of Marketable Securities, net                           -             -            -          2,351           2,351
Corporate Expenses                                                      -             -            -         (2,754)         (2,754)
Income Taxes                                                            -             -            -         (5,628)         (5,628)
                                                                ----------- ------------ ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $  19,044   $     1,118  $     8,730   $    (17,372)   $     11,520
====================================================================================================================================

(a) Operating revenues are attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

8.    LONG-TERM DEBT --

During the six-month period ended June 30, 2001, SEACOR called for redemption $100,000,000 of the $181,600,000 aggregate principal amount outstanding of its 5 3/8% Convertible Subordinated Notes Due November 15, 2006 (the "5 3/8% Notes"). The redemption price was $1,029.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of notes being called were able to convert any or all of their notes into 22.7272 shares of SEACOR's common stock per $1,000 principal amount of notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99,166,000 principal amount of the 5 3/8% Notes into 2,285,878 shares of SEACOR's common stock and redemption of $36,114,000 principal amount of the 5 3/8% Notes for approximately $37,970,000.

Pursuant to an amended and restated standby purchase agreement between Credit Suisse First Boston ("CSFB") and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100,000,000 face amount of the 5 3/8% Notes that SEACOR redeemed. In the second quarter, CSFB purchased 216,170 shares of SEACOR's common stock to provide SEACOR with proceeds to redeem $10,000,000 principal amount of the 5 3/8% Notes that were called but not converted. Related underwriting and legal and professional fees expensed in the three and six-month periods ended June 30, 2001 totaled $147,000 and $586,000, respectively.

SEACOR also entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to shares of SEACOR's common stock that CSFB purchased from SEACOR under the standby purchase agreement. The equity forward transaction provides that at maturity, which will occur twelve months following this purchase by CSFB of shares of SEACOR's common stock, SEACOR will elect, as described below, to either purchase the shares covered by the equity forward transaction from CSFBi or cash settle the transaction. If SEACOR elects to purchase the shares from CSFBi, it will pay a purchase price equal to $46.26 (the purchase price under the standby purchase agreement) plus interest calculated at LIBOR plus 115 basis points, from the date that CSFB purchased those shares from SEACOR to the date that SEACOR purchases those shares from CSFBi. If SEACOR elects to cash settle the transaction, then if the value of the shares at maturity (determined on the basis of the net proceeds that CSFBi is able to receive upon the sale of those shares in the open market) exceeds the purchase price described above, then CSFBi will pay to SEACOR the amount of such excess in cash at maturity. If the purchase price exceeds the value of the shares at maturity, then SEACOR will pay to CSFBi the amount of such excess in cash at maturity. SEACOR has the right to accelerate the maturity of the equity forward transaction in whole or in part at any time upon prior written notice to CSFBi. The equity forward transaction also contains customary events of default and termination events following which either one or both parties would have the right to terminate the transaction and make net cash payments based on the net value of the transaction at the time of termination.

9.   COMMITMENTS AND CONTINGENCIES --

As of June 30, 2001, the Company was committed to the construction of 13 offshore support vessels for an approximate aggregate cost of $102,271,000 of which $29,310,000 has been expended. These vessels are expected to enter service within the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2000. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Expansion has been achieved principally through the purchase of offshore support vessels from its competitors, construction of new vessels, and equity holdings in joint ventures that own offshore support vessels. The Company has also sold many vessels from its fleet, particularly those that were less marketable in the Company's ordinary operations. Since 1997, proceeds from certain vessel sales have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and thereby qualifying the Company for temporary deferral of taxable gains realized from vessel sales. During the first six months of 2001, the Company continued fleet expansion with the acquisition and construction of 17 mini-supply, 13 supply and towing supply, 11 utility, 3 anchor handling towing supply, and 1 crew vessel. During the six months ended June 30, 2001, the Company also sold 4 utility, 4 crew, 2 towing supply, and 1 standby safety vessel and removed 3 standby safety vessels from service that are held for sale.

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

From time to time, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of such managed vessels are not generally included in the Company's operating results, but the Company does earn a management fee that is reported in operating revenue.

The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At June 30, 2001, there were 14 vessels bareboat chartered-out, including 5 and 2 vessels operated by certain of the Company's offshore marine joint ventures and environmental service segment, respectively.

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                                                     AT JUNE 30,
                                                                        --------------------------------------
                          FLEET STRUCTURE                                     2001                2000
---------------------------------------------------------------------   -----------------   ------------------
Owned                                                                           258(a)              234
Bareboat and Time Chartered-In                                                   18                  22
Managed                                                                           7                   7
Joint Ventures and Pools:
    TMM Joint Venture                                                            17                  14
    SMIT Joint Venture                                                           14                  15
    Pelican Joint Venture                                                         7                   -
    Other Joint Ventures                                                          6                   8
    SEAVEC Pool                                                                   5                   5
    Avian Fleet Pool                                                              -                   4
                                                                        -----------------   ------------------
        Overall Fleet                                                           332                 309
                                                                        =================   ==================

-----------------
(a) 2001 excludes three standby safety vessels that were removed from service and are held for sale.

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

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                              ---------------------------- ----------------------------
                                                  2001          2000           2001          2000
                                              ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply                         7,742         4,798          7,370         4,822
   Anchor Handling Towing Supply                   13,667        11,157         13,235        11,351
   Crew                                             3,323         2,526          3,221         2,523
   Standby Safety                                   5,351         5,466          5,273         5,518
   Utility and Line Handling                        1,925         1,592          1,841         1,612
   Mini-Supply(3)                                   3,178         2,004          3,012         2,015
   Geophysical, Freight, and Other                  5,446         5,880          5,427         5,880
       Overall Fleet                                4,987         3,643          4,780         3,658

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply                          90.4          67.8           88.2          64.1
   Anchor Handling Towing Supply                     83.3          65.0           81.5          66.8
   Crew                                              95.3          95.1           96.2          94.1
   Standby Safety                                    86.9          75.5           86.3          68.6
   Utility and Line Handling                         60.3          56.3           55.2          54.7
   Mini-Supply(3)                                    94.5         100.0           93.8          94.7
   Geophysical, Freight, and Other                   50.0          33.3           57.0          41.6
       Overall Fleet(4)                              83.2          74.1           81.4          72.0

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

(2) Revenues for certain of the Company's vessels, primarily operating in the North Sea, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

(3) Effective January 1, 2001, the Company began reporting a new class of vessel denoted Mini-Supply. As a result, seven utility and one supply vessel in the three and six-month periods ended June 30, 2000 were reclassified as Mini-Supply.

(4) Excluding the impact of utility vessels stacked in the U.S. Gulf of Mexico, most of which are intended to be sold, the Company's overall fleet utilization was 91.9% and 91.2% in the three and six-month periods ended June 30, 2001, respectively.

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

Certain of the Company's revenues and expenses, primarily related to the Company's North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 38% and 35% of the Company's offshore marine operating revenues were derived from foreign operations (in U.S. dollars or foreign currencies) in the six-month periods ended June 30, 2001 and 2000, respectively.

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or six-month period or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the six-month periods ended June 30, 2001 and 2000, drydocking costs totaled $6.6 million and $2.8 million, respectively. During those same periods, the Company completed the drydocking of 58 and 32 marine vessels, respectively. At June 30, 2001, the Company had 26 vessels out of service, including 23 U.S. based utility vessels that require drydocking prior to re-entering operations.

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

Spill response revenue is dependent on the number of spill responses within a given fiscal period and the magnitude of each. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to subcontractors for labor, equipment, and materials, (ii) direct charges to the Company for equipment and materials, (iii) participation interests of others in gross profits from oil spill response, and (iv) training and exercises related to spill response preparedness.

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

In 1996, NRC expanded its coverage area to include the West Coast of the United States through Clean Pacific Alliance ("CPA"), a joint venture with Crowley Marine Services. On November 30, 2000, NRC purchased Crowley Marine Service's 50% interest in CPA and began a termination and winding up process. As of that date, all of CPA's obligations under existing contracts were assumed by NRC. CPA will be dissolved upon completion of the termination and winding up of its affairs.

INVESTMENT IN DRILLING SERVICES BUSINESS

The Company consolidated the reporting of financial information of drill rig operator Chiles Offshore LLC, due to the Company's majority ownership, from its inception in 1997 until its initial public offering of common stock (the "Chiles IPO") on September 22, 2000. On that date, Chiles Offshore LLC converted into a corporation, was renamed Chiles Offshore Inc. ("Chiles Offshore"), and completed the Chiles IPO. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest declined below 50%, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' (together, "Chiles") financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method.

Chiles operated as a development stage company from its inception and until July 1999, devoting substantially all its efforts constructing rigs, raising capital, and securing contracts for its rigs. In 1997, Chiles commenced construction of two ultra-premium jackup drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively. From its delivery and final commissioning in April 2000, Chiles bareboat chartered-in and operated the jackup drilling rig, Tonala, until acquiring it in July 2001. The consideration paid for the rig consisted of 2,679,723 shares of Chiles' common stock and the assumption of $58.8 million of aggregate principal amount of debt. Following the acquisition, the Tonala was renamed Chiles Coronado. In July 2001, Chiles executed a three-year contract with BP Trinidad and Tobago LLC for the use of the Chiles Coronado and the rig is currently undergoing limited modifications and upgrades before leaving the Gulf of Mexico for Trinidad. It is expected to arrive in Trinidad during the month of September.

The number of rigs Chiles operates is a function of rigs delivered to service through its capital construction program and rigs placed in operation under charter. Chiles typically operates its rigs on well-to-well contracts that last 30 to 90 days. Presently, Chiles contracts and operates its rigs in the U.S. Gulf of Mexico. Chiles has two rigs under construction, which are expected to be completed during the second and third quarters of 2002. Chiles has contracted to operate the rig scheduled to be completed during the second quarter of 2002 for a major independent oil and gas operator for a term that will last for a minimum of 600 days.

Chiles derives its revenue primarily from drilling wells for oil and gas operators pursuant to drilling contracts. These drilling contracts typically provide for base day rates, which may be subject to adjustments based on performance incentives. Fees and expenses for transporting Chiles' rigs between sites are included in revenues and expenses. For the three and six-month periods ended June 30, 2001 and 2000, the effective average day rate for Chiles' rigs was $71,895 and $70,419 and $55,374 and $50,789, respectively, and utilization was 100%. In calculating the effective average day rates, Chiles divides revenues earned by its rigs during the period by the total number of days in the period. In addition, Chiles' effective average day rates include any bonuses, which may be triggered by achieving performance and safety targets in some of Chiles' contracts and mobilization revenue.

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

In the fourth quarter of 2000, the Company acquired 23 newly constructed inland river hopper barges ("barges") and SCF Corporation, a company that owned and operated barges. In 2001, the Company acquired an additional 52 newly constructed barges at an approximate cost of $12.9 million. At June 30, 2001, the Company owned 118 barges and a 50% interest in a partnership that owned 11 barges and managed 209 barges for third parties.

In addition, the Company, from time to time, makes investments in other related businesses.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                                  Marine    Environmental  Drilling        Other          Total
                                                                ----------- ------------ ------------ --------------- -------------
 FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Operating Revenues -
   External Customers                                           $ 102,870   $    7,285  $         -   $      2,273(a) $    112,428
   Intersegment                                                       294            -            -           (294)              -
                                                                ----------- ----------- ------------- --------------- -------------
    Total                                                       $ 103,164   $    7,285  $         -   $      1,979    $    112,428
                                                                =========== =========== ============= =============== =============

Operating Profit                                                $  27,149   $      990  $         -   $        364    $     28,503
Gains (Losses) from Equipment Sales and Retirements, net            2,074            -            -           (157)          1,917
Equity in Earnings (Losses) of 50% or Less Owned Companies            975            4        1,380         (1,693)            666
Minority Interest in Subsidiaries                                       -            -            -            (86)            (86)
Net Interest Expense                                                    -            -            -         (1,943)         (1,943)
Derivative Income, net                                                  -            -            -             62              62
Gains from Sale of Marketable Securities, net                           -            -            -          1,272           1,272
Corporate Expenses                                                      -            -            -         (2,319)         (2,319)
Income Taxes                                                            -            -            -         (9,794)         (9,794)
                                                                ----------- ----------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $  30,198   $      994  $     1,380   $    (14,294)   $     18,278
===================================================================================================================================

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                           $  64,429   $    6,406  $    14,309   $          -    $     85,144
   Intersegment                                                        74            -            -            (74)              -
                                                                ----------- ----------- ------------- --------------- -------------
     Total                                                      $  64,503   $    6,406  $    14,309   $        (74)   $     85,144
                                                                =========== =========== ============= =============== =============

Operating Profit (Loss)                                         $   5,847   $      566  $     5,901   $         (3)   $     12,311
Gains from Equipment Sales and Retirements, net                     2,569            3            -              -           2,572
Equity in Earnings (Losses) of 50% or Less Owned Companies            668           94            -         (1,635)           (873)
Minority Interest in Subsidiaries                                       -            -            -         (1,438)         (1,438)
Net Interest Expense                                                    -            -            -         (3,279)         (3,279)
Derivative Losses, net                                                  -            -            -           (678)           (678)
Gains from Sale of Marketable Securities, net                           -            -            -            393             393
Corporate Expenses                                                      -            -            -         (1,417)         (1,417)
Income Taxes                                                            -            -            -         (2,551)         (2,551)
                                                                ----------- ----------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $   9,084   $      663  $     5,901   $    (10,608)   $      5,040
===================================================================================================================================

                                                                  Marine    Environmental  Drilling        Other          Total
                                                                ----------- ------------ ------------ --------------- -------------

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Operating Revenues -
   External Customers                                           $ 187,343   $   14,261  $         -   $      4,024(a) $    205,628
   Intersegment                                                       440            -            -           (440)              -
                                                                ----------- ----------- ------------- --------------- -------------
     Total                                                      $ 187,783   $   14,261  $         -   $      3,584    $    205,628
                                                                =========== =========== ============= =============== =============

Operating Profit                                                $  41,295   $    1,570  $         -   $        706    $     43,571
Gains (Losses) from Equipment Sales and Retirements, net            4,002            2            -           (157)          3,847
Equity in Earnings (Losses) of 50% or Less Owned Companies          3,218            3        2,837         (2,367)          3,691
Gain from Sale of Interest in a 50% or Less Owned Company             100            -            -              -             100
Minority Interest in Subsidiaries                                       -            -            -           (164)           (164)
Net Interest Expense                                                    -            -            -         (3,108)         (3,108)
Derivative Losses, net                                                  -            -            -            (35)            (35)
Gains from Sale of Marketable Securities, net                           -            -            -          2,399           2,399
Corporate Expenses                                                      -            -            -         (4,702)         (4,702)
Income Taxes                                                            -            -            -        (15,187)        (15,187)
                                                                ----------- ----------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $  48,615   $    1,575  $     2,837   $    (22,615)   $     30,412
===================================================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Operating Revenues -
   External Customers                                           $ 124,508   $   10,925  $    22,655   $          -    $    158,088
   Intersegment                                                       211            -            -           (211)              -
                                                                ----------- ----------- ------------- --------------- -------------
     Total                                                      $ 124,719   $   10,925  $    22,655   $       (211)   $    158,088
                                                                =========== =========== ============= =============== =============

Operating Profit (Loss)                                         $  12,571   $      842  $     8,730   $         (3)   $     22,140
Gains from Equipment Sales and Retirements, net                     5,102            6            -              -           5,108
Equity in Earnings (Losses) of 50% or Less Owned Companies          1,371          270            -         (2,816)         (1,175)
Minority Interest in Subsidiaries                                       -            -            -         (1,210)         (1,210)
Net Interest Expense                                                    -            -            -         (6,233)         (6,233)
Derivative Losses, net                                                  -            -            -         (1,079)         (1,079)
Gains from Sale of Marketable Securities, net                           -            -            -          2,351           2,351
Corporate Expenses                                                      -            -            -         (2,754)         (2,754)
Income Taxes                                                            -            -            -         (5,628)         (5,628)
                                                                ----------- ----------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item                      $  19,044   $    1,118  $     8,730   $    (17,372)   $     11,520
===================================================================================================================================

(a) Operating revenues are attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine service segment's operating revenues increased $38.7 million, or 60%, and $63.1 million, or 51%, in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. Operating revenues rose due primarily to the entry into service of vessels acquired by and constructed for the Company and higher rates per day worked and fleet utilization. These increases were partially offset by a decline in operating revenues due to vessel dispositions.

The acquisition and construction of 17 standby safety, 17 mini-supply, 16 supply and towing supply, 11 utility, 4 anchor handling towing supply, and 3 crew vessels resulted in a $20.7 million and $34.9 million increase in operating revenues between comparable three and six-month periods, respectively.

Higher rates per day worked resulted in an increase in operating revenues of approximately $10.9 million and $18.6 million between comparable three and six-month periods, respectively. The increases resulted primarily from higher rates per day worked earned by the Company's U.S. supply and towing supply and crew vessels. Rates also increased in the U.S. utility and mini-supply fleets, in the West African anchor handling towing supply and crew fleets, in the North Sea supply and towing supply fleets, and for anchor handling towing supply and supply and towing supply vessels working in other foreign regions. These increases were partially offset by a decline in rates per day worked earned by the U.S. anchor handling towing supply and North Sea standby safety fleets.

Higher utilization resulted in an increase in operating revenues of approximately $9.7 million and $14.9 million between comparable three and six-month periods, respectively. The increase resulted primarily from an improvement in the utilization of the West African supply and towing supply vessels, U.S. anchor handling towing supply fleets, North Sea standby safety fleets, and anchor handling towing supply and supply and towing supply vessels operating in other foreign regions. Utilization also improved in the U.S. mini-supply and project fleets.

The sale and charter-in termination of 10 supply and towing supply, 3 anchor handling towing supply, 3 crew, 3 utility, and 3 standby safety vessels resulted in a decline in operating revenues of approximately $2.4 million and $5.9 million between comparable three and six-month periods, respectively.

OPERATING PROFIT. The Company's offshore marine business segment's operating profit increased $21.3 million, or 364%, and $28.7 million, or 228%, in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000 due primarily to those factors affecting operating revenues outlined above. The increases in operating profit were offset by higher operating expenses that resulted primarily from (i) an increase in crew wages paid to seamen working domestically in response to competition for qualified personnel, (ii) the sale and leaseback of several vessels, (iii) a greater number of vessels undergoing drydockings, and (iv) higher costs associated with repairs and maintenance of main engines and deck and winch equipment. An increase in U.S. seamen wages to be implemented by the Company in the third quarter of 2001 will escalate operating expenses in future periods.

GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements decreased $0.5 million and $1.1 million in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. During the six-month period ended June 30, 2001, four crew, four utility, two towing supply, and one standby safety vessel were sold. During the six-month period ended June 30, 2000, the vessels sold included five utility, two towing supply, two supply, and one crew vessel.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $0.3 million and $1.8 million in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. Equity earnings rose due primarily to higher profits (including a gain from the sale of a vessel) earned by certain joint ventures in which the Company acquired an interest pursuant to a 1996 transaction with SMIT Internationale N.V. ("SMIT") and an increase in profits earned by the Company's Mexican joint venture. Results in 2001 also rose due to the commencement of operations of a joint venture in Southeast Asia. In December 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation. The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation, owns six and charters-in one newly built fast support intervention vessel (also known as multipurpose crew vessels).

ENVIRONMENTAL SERVICES

OPERATING REVENUES. The environmental business segment's operating revenues increased $0.9 million, or 14%, and $3.3 million, or 31%, in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000 due primarily to the increase in the severity of oil spills managed by the Company and the addition of a major West Coast terminal client, which generated additional retainer revenue.

OPERATING PROFIT. The environmental business segment's operating profit increased $0.4 million, or 75%, and $0.7 million, or 86%, in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000 due primarily to the factors affecting operating revenues as outlined above.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.1 million and $0.3 million in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. On November 30, 2000, NRC purchased Crowley Marine Service's 50% interest in CPA and began a termination and winding up process. As of that date, all of CPA's obligations under existing contracts were assumed by NRC. CPA will be dissolved upon completion of the termination and winding up of its affairs.

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

OTHER

EQUITY IN LOSSES OF 50% OR LESS OWNED COMPANIES. Equity losses increased $0.1 million and decreased $0.4 million in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. Six-month results improved due to a gain realized from the sale of a Handymax Dry-Bulk ship. In the second quarter of 2001, the Company began recording its proportionate share of net losses of Strategic Software Limited, an equity investee whose principal activity is to develop and sell software to the ship brokerage and shipping industry.

NET INTEREST EXPENSE. Net interest expense decreased $1.3 million and $3.1 million in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. These decreases were due primarily to a decline in outstanding indebtedness following the deconsolidation of Chiles Offshore in September 2000 and SEACOR's redemption of $135.3 million principal amount of the 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") during the first six months of 2001. See "Liquidity and Capital Resources -- Credit Facilities -- 5 3/8% Notes" for additional discussion. These savings were partially offset by the effect of additional indebtedness and lower cash balances available for investments resulting primarily from the acquisition of offshore marine vessels.

DERIVATIVE INCOME (LOSSES), NET. During the three and six-month periods ended June 30, 2001, the Company recognized a net gain of $0.1 million and a net loss of $0.03 million, respectively, from derivative transactions. In the three and six-month periods ended June 30, 2000, the Company recognized a net loss of $0.7 million and $1.1 million, respectively, from derivative transactions. During the three and six-month periods ended June 30, 2001, the Company recognized a net loss from foreign currency forward exchange contracts. The Company enters into these forward contracts to hedge against the fluctuations in certain currency exchange rates. These net losses were offset by net gains from commodity price hedging arrangements due primarily to the contract prices exceeding the settlement prices quoted on the New York Mercantile Exchange ("NYMEX") for various natural gas and crude oil positions. During the three and six-month month periods ended June 30, 2000, the net losses were due primarily to the settlement prices quoted on the NYMEX exceeding the contract prices for various natural gas and crude oil positions.

GAINS FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities increased $0.9 million and $0.1 in the three and six-month periods ended June 30, 2001, respectively, compared to the three and six-month periods ended June 30, 2000. In all periods presented, the Company realized net gains primarily from the sale of equity securities.

CORPORATE EXPENSES. In the three and six-month periods ended June 30, 2001 compared to the three and six-month periods ended June 30, 2000, corporate expenses increased $0.9 million and $1.9 million, respectively. 2001 included underwriting fees and legal and professional expenses relating to unused availability under a standby purchase agreement with Credit Suisse First Boston ("CSFB") in connection with the redemption of certain of the Company's 5 3/8% Notes and higher costs resulting from an increase in the number of filings with the Securities and Exchange Commission. See "Liquidity and Capital Resources -- Credit Facilities -- 5 3/8% Notes" for additional discussion. Corporate expenses also increased between comparable periods due to an increase in wage and related benefit costs.

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

CASH AND MARKETABLE SECURITIES

Since December 31, 2000, the Company's cash and investments in marketable securities decreased by $106.5 million. At June 30, 2001, cash and marketable securities totaled $240.7 million, including $140.4 million of unrestricted cash and cash equivalents, $53.7 million of marketable securities, and $46.6 million of restricted cash. Restricted cash at June 30, 2001 is intended for use in defraying costs to construct U.S.-flag offshore marine vessels for the Company. At June 30, 2001, the Company had funded $21.7 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the U.S. Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts.

CASH GENERATION AND DEPLOYMENT

OPERATING ACTIVITIES. Cash flow provided from operating activities during the six-month period ended June 30, 2001 totaled $32.1 million and increased 63.6% from the comparable period in 2000 due primarily to an increase in the size, rates per day worked, and utilization of the Company's offshore marine fleet.

INVESTING AND FINANCING ACTIVITIES. During the six-month period ended June 30, 2001, the Company generated $140.0 million from investing and financing activities. Available-for-sale securities were sold for $88.1 million. The Company borrowed $25.0 million under its revolving credit facility with Den norske Bank ASA ("DnB") (the "DnB Credit Facility"). See "Credit Facilities -- DnB Credit Facility" for discussion. Pursuant to a standby purchase agreement between CSFB and SEACOR, CSFB purchased 216,170 shares of SEACOR's common stock for $10.0 million. See "Credit Facilities -- 5 3/8% Notes" for discussion. Cash proceeds from the sale of eleven offshore support vessels totaled $9.9 million. Additional cash was generated primarily from the sale of the Company's investment in a 50% or less owned offshore marine service segment subsidiary, principal payments received on notes due from 50% or less owned subsidiaries, and dividends received from 50% or less owned subsidiaries.

During the six-month period ended June 30, 2001, the Company used $255.2 million in its investing and financing activities. To acquire corporations that own offshore support vessels, the Company paid $98.8 million, net of cash acquired. Capital expenditures for property and equipment, primarily related to the acquisition and construction of offshore marine vessels and barges, totaled $61.1 million. Marketable securities were acquired for $44.5 million. The Company paid $38.0 million for the redemption of $36.1 million principal amount of the 5 3/8% Notes. Restricted cash balances rose by $5.8 million due to deposits into vessel joint depository construction reserve fund accounts generated from the sale of offshore support vessels exceeding reimbursements to the Company. Investments in and advances to 50% or less owned companies, primarily for the purchase of vessels, totaled $5.1 million. Additional cash was used primarily for scheduled repayments of outstanding indebtedness.

STOCK AND DEBT REPURCHASE PROGRAM

Pursuant to a stock and debt repurchase program, the Company may repurchase its common stock, 5 3/8% Notes, and 7.2% Senior Notes Due 2009 (the "7.2% Notes") (collectively, the "SEACOR Securities"). Repurchases of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. At June 30, 2001, the Company had approximately $36.9 million of available authority for the repurchase of SEACOR Securities.

CAPITAL STRUCTURE

At June 30, 2001, the Company's capital structure was comprised of $364.7 million in long-term debt, including the current portion, and $707.0 million in stockholders' equity. Since year end, long-term debt declined due primarily to the conversion of $99.2 million principal amount of the 5 3/8% Notes in exchange for 2,285,878 shares of SEACOR's common stock and redemption of $36.1 million principal amount of the 5 3/8% Notes (see "Credit Facilities -- 5 3/8% Notes" for discussion) for approximately $38.0 million and the Company's regularly scheduled repayment of certain outstanding indebtedness. These decreases were partially offset by increases in outstanding indebtedness of $83.1 million in connection with the acquisition of Stirling Shipping and $13.6 million in connection with the acquisition of two offshore support vessels. The Company also borrowed $25.0 million under its DnB Credit Facility in connection with the acquisition of Stirling Shipping. Stockholders' equity rose since year end due primarily to the conversion of certain of the 5 3/8% Notes into SEACOR's common stock, an increase in retained earnings from net income, the issuances of SEACOR's common stock from treasury in connection with the acquisitions of two offshore support vessel owning corporations and the issuance of SEACOR's common stock shares to CSFB pursuant to a standby purchase agreement between SEACOR and CSFB. See "Credit Facilities -- 5 3/8% Notes" for discussion. These increases were partially offset by an increase in other comprehensive losses that resulted primarily from losses from foreign currency translation adjustments and the amortization of restricted stock.

CAPITAL EXPENDITURES

As of June 30, 2001, the Company was committed to the construction of 13 offshore support vessels for an approximate aggregate cost of $102.3 million of which $29.3 million has been expended. These vessels are expected to enter service within the next twelve months.

CREDIT FACILITIES

DNB CREDIT FACILITY. Under the terms of an unsecured reducing revolving credit facility (the "DnB Credit Facility") with Den norske Bank ASA that was established in November 1998, the Company may borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount will automatically decrease semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined, and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. In May 2001, the Company borrowed $25.0 million under the DnB Credit facility to fund a portion of the acquisition of Stirling Shipping. On behalf of the Company, DnB issued a letter of credit, totaling (pound)15.3 million, which represents a guarantee on the loan notes issued by the Company in connection with the acquisition of Stirling Shipping. At June 30, 2001, the outstanding letter of credit totaled $21.9 million and the amount available for future borrowings under the DnB Credit Facility totaled $34.9 million. Subsequent to June 30, 2001, the Company repaid the $25.0 million principal amount borrowed under the DnB Credit Facility, plus accrued interest.

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

7.2% NOTES. At June 30, 2001, the Company had outstanding $147.5 million aggregate principal amount of its 7.2% Notes. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 7.2% Notes were issued under an indenture that contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined therein, and certain restrictions on the Company consolidating with or merging into any other Person.

5 3/8% NOTES. At June 30, 2001, the Company had outstanding $46.3 million aggregate principal amount of its 5 3/8% Notes that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously converted into shares of common stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of common stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the repurchase date. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in December 2001.

During the six-month period ended June 30, 2001, SEACOR called for redemption $100.0 million of the $181.6 million aggregate principal amount outstanding of its 5 3/8% Notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99.2 million principal amount of the 5 3/8% Notes into 2,285,878 shares of SEACOR's common stock and redemption of $36.1 million principal amount of the 5 3/8% Notes for approximately $38.0 million.

Pursuant to an amended and restated standby purchase agreement between CSFB and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100.0 million face amount of the 5 3/8% Notes that SEACOR redeemed. In the second quarter, CSFB purchased 216,170 shares of SEACOR's common stock to provide SEACOR with proceeds to redeem $10.0 million principal amount of the 5 3/8% Notes that were called but not converted. Related underwriting and legal and professional fees expensed in the three and six-month periods ended June 30, 2001 totaled $0.2 million and $0.6 million, respectively.

SEACOR also entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to shares of SEACOR's common stock that CSFB purchased from SEACOR under the standby purchase agreement. The equity forward transaction provides that at maturity, which will occur twelve months following this purchase by CSFB of shares of SEACOR's common stock. SEACOR will elect, as described below, to either purchase the shares covered by the equity forward transaction from CSFBi or cash settle the transaction. If SEACOR elects to purchase the shares from CSFBi, it will pay a purchase price equal to $46.26 (the purchase price under the standby purchase agreement) plus interest calculated at LIBOR plus 115 basis points, from the date that CSFB purchased those shares from SEACOR to the date that SEACOR purchases those shares from CSFBi. If SEACOR elects to cash settle the transaction, then if the value of the shares at maturity (determined on the basis of the net proceeds that CSFBi is able to receive upon the sale of those shares in the open market) exceeds the purchase price described above, then CSFBi will pay to SEACOR the amount of such excess in cash at maturity. If the purchase price exceeds the value of the shares at maturity, then SEACOR will pay to CSFBi the amount of such excess in cash at maturity. SEACOR has the right to accelerate the maturity of the equity forward transaction in whole or in part at any time upon prior written notice to CSFBi. The equity forward transaction also contains customary events of default and termination events following which either one or both parties would have the right to terminate the transaction and make net cash payments based on the net value of the transaction at the time of termination.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 resulted in other comprehensive income of $0.1 million.

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the six months ended June 30, 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $0.1 million. At June 30, 2001, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

In July 2001, the Financial Accounting Standards Board approved two new accounting standards related to the accounting for business combinations and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standards will establish a new method for testing goodwill for impairment based on a fair value concept. Management's current policy is to periodically evaluate the amortization periods for goodwill to determine if later events or circumstances warrant revised estimates of useful lives. It is also management's policy to review goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of and subsequent to June 30, 2001, there have been no events or changes in circumstances surrounding purchased businesses to indicate that the carrying value of the allocated goodwill may not be recoverable. The standards will take effect for the fiscal year beginning after December 31, 2001, which would be the Company's fiscal year beginning January 1, 2002. Upon adoption, the Company will be required to cease amortization of its remaining goodwill balance and will be required to perform an impairment test based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of existing goodwill which was approximately $0.9 million and $1.4 million for the three and six-month periods ended June 30, 2001, respectively, will cease upon adoption.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. To protect certain of the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At June 30, 2001, the Company had no outstanding contracts for which hedge accounting criteria were met.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the NYMEX or receives or pays the amount, if any, by which the settlement prices quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At June 30, 2001, the Company's positions in commodity contracts were not material.

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On May 4, 2001, the Company issued a total of 285,852 shares of SEACOR common stock, par value $.01 per share, to former shareholders of Stirling Shipping Holdings Limited ("Stirling") in connection with its acquisition of all of the issued share capital of Stirling. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR SMIT Inc. was held on May 16, 2001. At that meeting the following directors were elected to terms to expire at the annual meeting in 2002 or until their successors are duly elected and qualified:
Charles Fabrikant, Granville E. Conway, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, Antoon Kienhuis, Andrew R. Morse, and John C. Hadjipateras

The following table gives a brief description of each matter voted upon at the above referenced annual meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes.

                                                                                                                 BROKER
      DESCRIPTION OF MATTER                     FOR             AGAINST         WITHHELD      ABSTENTIONS       NON-VOTES
    -------------------------               -----------       -----------     -----------     -----------       ---------
1.  Election of Directors

    Charles Fabrikant                        15,279,829           N/A           647,406           N/A             N/A
    Granville E. Conway                      15,882,921           N/A            44,314           N/A             N/A
    Michael E. Gellert                       15,890,421           N/A            36,814           N/A             N/A
    Stephen Stamas                           15,882,921           N/A            44,314           N/A             N/A
    Richard M. Fairbanks III                 15,890,421           N/A            36,814           N/A             N/A
    Pierre de Demandolx                      15,620,668           N/A           306,567           N/A             N/A
    Antoon Kienhuis                          15,620,668           N/A           306,567           N/A             N/A
    Andrew Morse                             15,890,421           N/A            36,814           N/A             N/A
    John C. Hadjipateras                     15,882,471           N/A            44,764           N/A             N/A

 2. Ratification of the appointment of
    Arthur Andersen LLP to serve as
    SEACOR's independent auditors for
    the fiscal year ending
     December 31, 2001.                      15,866,762          59,825             648           N/A              0



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            A. Exhibits:

               4.1 Instrument, dated May 4, 2001, setting forth terms of (pound)14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including form of Loan Note Certificate as a Schedule thereto) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 17, 2001).

               10.1 Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 17, 2001).

               10.2 Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on May 17, 2001).

            B. Reports on Form 8-K:

               (1) Current Report on Form 8-K, dated May 17, 2001 and filed on May 17, 2001, reporting, under Item 5, the Company's acquisition of all of the issued share capital of Stirling Shipping Holdings Limited.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SEACOR SMIT Inc.
                                  (Registrant)

DATE:  AUGUST 14, 2001            By: /s/ Charles Fabrikant
                                     ------------------------------------------
                                     Charles Fabrikant, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


DATE:  AUGUST 14, 2001            By: /s/ Randall Blank
                                     ------------------------------------------
                                     Randall Blank, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS
                          QUARTERLY REPORT ON FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2001



         4.1 Instrument, dated May 4, 2001, setting forth terms of (pound)14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including form of Loan Note Certificate as a Schedule thereto) (incorporated by reference to Exhibit
                  4.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 17, 2001).

         10.1 Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 17, 2001).

         10.2 Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on May 17, 2001).