Form 10-Q
period 2001-09-30
SEACOR SMIT INC
filed 2001-11-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended  September 30, 2001   or
                                                  ------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from               to
                                                 ------------       -----------

Commission file number  1-12289
                        -------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                       13-3542736
-------------------------------              -----------------------------------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                        Identification No.)


11200 Richmond, Suite 400, Houston, Texas                       77082
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of November 9, 2001 was 20,081,060. The Registrant has no other class of common stock outstanding.



NY2:\1096885\03\N$D103!.DOC\73293.0004

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
Part I.    Financial Information

           Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets as of
                               September 30, 2001 and December 31, 2000................................1

                          Condensed Consolidated Statements of Operations for each of the
                               Three and Nine Months Ended September 30, 2001 and 2000.................2

                          Condensed Consolidated Statements of Cash Flows
                               for each of the Nine Months Ended September 30, 2001 and 2000...........3

                          Notes to Condensed Consolidated Financial Statements.........................4

           Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...............................11

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................23

Part II.   Other Information

           Item 5.   Other Information................................................................24

           Item 6.   Exhibits and Reports on Form 8-K.................................................24


PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                        September 30,           December 31,
                                                                                             2001                   2000
                                                                                      -------------------    -------------------
                                             ASSETS
 Current Assets:
    Cash and cash equivalents....................................................  $           130,751     $          224,219
    Marketable securities (available-for-sale)...................................                    -                  4,997
    Trade and other receivables, net of allowance for
       doubtful accounts of $1,392 and $1,310, respectively......................              111,569                 87,687
    Prepaid expenses and other...................................................                7,786                  5,103
                                                                                      -------------------     ------------------
       Total current assets......................................................              250,106                322,006
                                                                                      -------------------     ------------------
 Investments, at Equity, and Receivables from 50% or Less Owned Companies........              154,139                137,694
 Available-for-Sale Securities...................................................               56,697                77,184
 Property and Equipment..........................................................            1,002,440                712,511
    Less - Accumulated depreciation..............................................             (241,616)              (185,433)
                                                                                      -------------------     ------------------
       Net property and equipment................................................              760,824                527,078
                                                                                      -------------------     ------------------
 Restricted Cash.................................................................               54,708                 40,759
 Other Assets....................................................................               48,703                 28,009
                                                                                      -------------------     ------------------
                                                                                   $         1,325,177     $        1,132,730
                                                                                      ===================     ==================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Current portion of long-term debt............................................  $            39,744     $            2,553
    Accounts payable and accrued expenses........................................               29,761                 25,746
    Other current liabilities....................................................               37,044                 38,084
                                                                                      -------------------     ------------------
       Total current liabilities.................................................              106,549                 66,383
                                                                                      -------------------     ------------------
 Long-term Debt..................................................................              305,013                377,955
 Deferred Income Taxes...........................................................              161,725                119,545
 Deferred Gains and Other Liabilities............................................               12,673                 14,371
 Minority Interest in Subsidiaries...............................................                1,995                  1,924
 Common Stock Sold with Equity Forward Transaction...............................               10,000                      -
 Stockholders' Equity:
    Common stock, $.01 par value, 24,024,393 and 21,426,969 shares issued at
       September 30, 2001 and December 31, 2000, respectively....................                  240                    214
    Additional paid-in capital...................................................              384,928                278,567
    Retained earnings............................................................              454,164                402,142
    Less 3,941,883 and 4,310,505 shares held in treasury at September 30, 2001
       and December 31, 2000, respectively, at cost..............................             (109,424)              (125,968)
    Less unamortized restricted stock compensation...............................               (2,560)                (1,301)
    Accumulated other comprehensive loss.........................................                 (126)                (1,102)
                                                                                      -------------------    ------------------
       Total stockholders' equity................................................              727,222                552,552
                                                                                      -------------------    ------------------
                                                                                   $         1,325,177     $        1,132,730
                                                                                      ===================     ==================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                        Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                  -------------------------------    -------------------------------
                                                                      2001             2000             2001              2000
                                                                  -------------    --------------    -------------    --------------
Operating Revenues.............................................$       119,358  $         93,552  $       324,986  $        251,640
                                                                  -------------    --------------    -------------    --------------

Costs and Expenses:
   Operating expenses..........................................         60,512            56,913          176,203           150,521
   Administrative and general..................................         13,140            10,231           36,794            29,245
   Depreciation and amortization...............................         15,511            13,782           42,266            38,771
                                                                  -------------    --------------    -------------    --------------
                                                                        89,163            80,926          255,263           218,537
                                                                  -------------    --------------    -------------    --------------
Operating Income...............................................         30,195            12,626           69,723            33,103
                                                                  -------------    --------------    -------------    --------------

Other Income (Expense):
   Interest on debt............................................        (5,798)           (6,792)         (16,793)          (21,146)
   Interest income.............................................          3,023             4,273           10,910            12,394
   Gain from equipment sales and retirements, net..............          4,145             1,824            7,992             6,932
   Gain upon sale of shares of Chiles..........................              -             4,023                -             4,023
   Derivative income, net......................................          1,997             6,696            1,962             5,617
   Other, net..................................................            829             1,471            2,670             2,731
                                                                  -------------    --------------    -------------    --------------
                                                                         4,196            11,495            6,741            10,551
                                                                  -------------    --------------    -------------    --------------
Income Before Income Taxes, Minority Interest, Equity in
   Earnings (Losses) of 50% or Less Owned Companies,
   and Extraordinary Item .....................................         34,391            24,121           76,464            43,654
Income Tax Expense.............................................         12,141             7,857           26,886            14,276
                                                                  -------------    --------------    -------------    --------------
Income Before Minority Interest, Equity in Earnings (Losses)
   of 50% or Less..............................................         22,250            16,264           49,578            29,378
   Owned Companies, and Extraordinary Item.....................
Minority Interest in Income of Subsidiaries....................           (92)           (2,093)            (256)           (3,303)
Equity in Earnings (Losses) of 50% or Less Owned Companies.....            348           (2,680)            3,596           (3,064)
                                                                  -------------    --------------    -------------    --------------
Income Before Extraordinary Item...............................         22,506            11,491           52,918            23,011
Extraordinary Item - Loss on Debt Extinguishment, net of tax...              -                 -            (896)                 -
                                                                  -------------
                                                                                   --------------    -------------    --------------
Net Income.....................................................$        22,506  $         11,491  $        52,022  $         23,011
                                                                  =============    ==============    =============    ==============

Basic Earnings Per Common Share:
   Income before extraordinary item............................$          1.13  $           0.68  $          2.74  $           1.36
   Extraordinary item..........................................              -                 -           (0.05)                 -
                                                                  -------------    --------------    -------------    --------------
      Net income...............................................$          1.13  $           0.68  $          2.69  $           1.36
                                                                  =============    ==============    =============    ==============

Diluted Earnings Per Common Share:
   Income before extraordinary item............................$          0.97  $           0.62  $          2.47  $            .32
   Extraordinary item..........................................              -                 -           (0.04)                 -
                                                                  -------------    --------------    -------------    --------------
      Net income...............................................$          0.97  $           0.62  $          2.43  $           1.32
                                                                  =============    ==============    =============    ==============

Weighted Average Common Shares:
      Basic                                                         19,990,199        16,920,118       19,319,905        16,870,507
      Diluted..................................................     21,289,672        21,285,243       21,363,299        21,212,144


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                           2001                        2000
                                                                                    --------------------        -------------------
Net Cash Provided by Operating Activities....................................      $      75,762               $        41,911
                                                                                    --------------------        -------------------

Cash Flows from Investing Activities:
   Purchase of property and equipment........................................            (83,052)                      (48,903)
   Proceeds from sale of marine vessels and equipment........................             20,637                        14,912
   Purchase of available-for-sale securities.................................            (64,114)                      (20,894)
   Proceeds from sale of available-for-sale securities.......................             94,127                        53,952
   Proceeds from sale of investment in 50% or less owned companies...........              3,076                             -
   Investments in and advances to 50% or less owned companies................             (5,124)                       (1,058)
   Principal payments on notes due from 50% or less owned companies..........              2,987                         1,417
   Dividends received from 50% or less owned companies.......................              1,417                         7,788
   Net (increase) decrease in restricted cash................................            (13,949)                        7,672
   Cash settlement from derivative transactions..............................              1,278                        (1,245)
   Acquisitions, net of cash acquired........................................            (99,236)                      (14,973)
   Cash of Chiles Offshore LLC, a deconsolidated subsidiary..................                  -                       (11,691)
   Other, net................................................................               (150)                          376
                                                                                    --------------------        -------------------
      Net cash used in investing activities..................................           (142,103)                      (12,647)
                                                                                    --------------------        -------------------

Cash Flows from Financing Activities:
   Payments of long-term debt................................................            (64,604)                      (15,482)
   Payments of capital lease obligations.....................................             (1,316)                       (1,248)
   Payments of stockholders' loans...........................................               (278)                         (258)
   Proceeds from issuance of long-term debt..................................             31,171                           112
   Proceeds from issuance of common stock....................................             10,000                             -
   Proceeds from exercise of stock options...................................                118                           379
   Common stock acquired for treasury........................................                  -                        (4,791)
   Proceeds from membership interest offering of Chiles Offshore
      LLC....................................................................                  -                        17,651
   Termination of swap agreements............................................                  -                        19,504
   Other.....................................................................                  1                          (102)
                                                                                    --------------------        -------------------
      Net cash provided by (used in) financing activities....................            (24,908)                       15,765
                                                                                    --------------------        -------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents.................             (2,219)                       (1,380)
                                                                                    --------------------        -------------------

Net Decrease in Cash and Cash Equivalents....................................            (93,468)                       43,649
Cash and Cash Equivalents, Beginning of Period...............................            224,219                       178,509
                                                                                    --------------------        -------------------
Cash and Cash Equivalents, End of Period.....................................      $     130,751               $       222,158
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

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION--

The condensed consolidated financial information for the three and nine-month periods ended September 30, 2001 and 2000 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 2001 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS--

Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 resulted in other comprehensive income of $71,000. The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the nine months ended September 30, 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $131,000. At September 30, 2001, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

In July 2001, the Financial Accounting Standards Board ("FASB") approved two new accounting standards related to the accounting for business combinations and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standards will establish a new method for testing goodwill for impairment based on a fair value concept. Management's current policy is to periodically evaluate the amortization periods for goodwill to determine if later events or circumstances warrant revised estimates of useful lives. It is also management's policy to review goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of and subsequent to September 30, 2001, there have been no events or changes in circumstances surrounding purchased businesses to indicate that the carrying value of the allocated goodwill may not be recoverable. The standards will take effect for the fiscal year beginning after December 15, 2001, which would be the Company's fiscal year beginning January 1, 2002. Upon adoption, the Company will be required to cease amortization of its remaining goodwill balance and will be required to perform an impairment test based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill; however, amortization of existing goodwill, which was approximately $898,000 and $2,336,000 for the three and nine-month periods ended September 30, 2001, respectively, will cease upon adoption.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs, and accumulated depreciation. The Company has not determined what effect this statement will have on its financial statements, if any.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supercedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

3.   COMPREHENSIVE INCOME--

For the three-month periods ended September 30, 2001 and 2000, total comprehensive income was $26,896,000 and $11,948,000, respectively. For the nine-month periods ended September 30, 2001 and 2000, total comprehensive income was $52,998,000 and $25,308,000, respectively. Other comprehensive income in 2001 primarily included gains from foreign currency translation adjustments and unrealized holding gains on available-for-sale securities and other comprehensive income in 2000 primarily included unrealized holding gains on available-for-sale securities and losses from foreign currency translation adjustments.

4.   VESSEL DISPOSITIONS--

In the nine-month period ended September 30, 2001, the Company sold 19 offshore marine vessels. Net pre-tax gains from those sales and the disposition of other equipment totaled $7,992,000. Proceeds from certain vessel sales this year were deposited into joint depository construction reserve funds with the U.S. Maritime Administration. Construction reserve fund accounts, reported as Restricted Cash in the Condensed Consolidated Balance Sheets, have been established for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of certain vessels.

5.   ACQUISITIONS--

In January 2001, the Company acquired all of the issued share capital of Plaisance Marine, Inc. ("Plaisance") that owns two mini-supply vessels and acquired four additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was approximately $20,100,000, including approximately $16,200,000 paid in cash, the assumption of approximately $700,000 of debt, and the issuance of 71,577 shares of SEACOR's common stock from treasury, valued at approximately $3,700,000 on the closing date. The Plaisance Fleet operates in the U.S. Gulf of Mexico.

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

On May 4, 2001, the Company completed the acquisition of all of the outstanding share capital of Stirling Shipping Holdings Limited ("Stirling Shipping"). Purchase consideration was determined by the estimated adjusted net assets of Stirling Shipping at closing and totaled approximately (pound)54,300,000 ($77,100,000 based on exchange rates in effect and the price of SEACOR's common stock on the closing date). Purchase consideration consisted of (pound)29,900,000, or $43,000,000, in cash, (pound)14,700,000, or $21,200,000, in one-year loan notes, and 285,852 shares of SEACOR's common stock issued from treasury, valued at $12,900,000, and is subject to adjustment based on finalization of Stirling Shipping's closing balance sheet. Stirling Shipping's long term debt at closing was approximately (pound)43,000,000, or $61,900,000. To fund a portion of the Stirling acquisition, the Company borrowed $25,000,000 under its unsecured reducing revolving credit facility with Den norske Bank ASA (the "DnB Credit Facility") that was established in November 1998. In the third quarter, the Company repaid the $25,000,000 principal amount, plus accrued interest, borrowed under the DnB Credit Facility. Through its acquisition of Stirling Shipping, the Company acquired 12 offshore support vessels currently working in the North Sea, including 9 supply and 3 anchor handling towing supply vessels, and contracts for the construction of 2 anchor handling towing supply vessels. The new construction vessels are being built in the UK and are scheduled for delivery during the first half of 2002.

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

                                                    For the Three Months Ended           For the Nine Months Ended
                                                      9/30/01         9/30/00               9/30/01       9/30/00
                                                   ------------- ----------------       -------------- -------------
Revenue........................................   $      119,358 $        104,995       $      341,524 $     282,924
Income Before Extraordinary Item...............           22,506           12,780               55,466        25,094
Net Income.....................................           22,506           12,780               54,570        25,094
Basic Earnings Per Share.......................             1.13             0.74                 2.82          1.46



In the nine-month period ended September 30, 2001, shipyards completed construction and delivered to the Company 2 crew and 1 supply and towing supply vessel for approximately $20,800,000 and 52 inland river hopper barges ("barges") for approximately $12,900,000.

6.   EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Computation of diluted earnings per share excludes certain options and share awards, totaling 57,500 and 30,000, respectively, for the three and nine-month periods ended September 30, 2001 and 23,263 and 25,877, respectively, for the three and nine-month periods ended September 30, 2000, as the effect would have been antidilutive.

                                                        For the Three Months Ended              For the Nine Months Ended
                                                               September 30,                           September 30,
                                                   --------------------------------------- --------------------------------------
                                                      Income          Shares        Per       Income          Shares        Per
                                                                                   Share                                   Share
                                                   -------------- --------------- -------- -------------- --------------- -------
2001

   BASIC EARNINGS PER SHARE:
      Income Before Extraordinary Item..........  $ 22,506,000     19,990,199   $    1.13$   52,918,000     19,319,905  $   2.74
                                                                                  ========                                =======
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and Restricted Stock..............                      246,746                         -        269,919
      Convertible Securities....................       431,000      1,052,727                 2,164,000      1,773,475
      Common Stock Sold with Equity Forward
         Transaction (See Note 8)...............    (2,283,000)             -                (2,283,000)             -
                                                   -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
      Income Available to Common Stockholders
         Plus Assumed Conversions...............  $ 20,654,000     21,289,672   $    0.97$   52,799,000     21,363,299  $   2.47
                                                   ============== =============== ======== ============== =============== =======
2000

   BASIC EARNINGS PER SHARE:
      Income Before Extraordinary Item..........  $ 11,491,000     16,920,118   $    0.68$   23,011,000     16,870,507  $   1.36
                                                                                  ========                                =======
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and Restricted Stock..............             -        237,855                         -        214,367
      Convertible Securities....................     1,652,000      4,127,270                 4,952,000      4,127,270
                                                   -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
      Income Available to Common Stockholders
         Plus Assumed Conversions...............  $ 13,143,000     21,285,243   $    0.62$   27,963,000     21,212,144  $   1.32
                                                   ============== =============== ======== ============== =============== =======

7.   SEGMENT DATA --

The Company aggregates its business activities into three primary operating segments: offshore marine, environmental, and drilling. These operating segments represent strategic business units that offer different services. The offshore marine business segment charters support vessels to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. The Company's offshore marine business segment also offers logistics services, which include shorebase, marine transport, and other supply chain management services in support of offshore exploration and production operations. The environmental business segment provides contractual oil spill response and other related training and consulting services. The drilling business segment, which owns and operates jackup drilling rigs, conducted its business affairs through Chiles Offshore LLC ("Chiles Offshore"), an entity in which the Company owned a majority ownership interest until its conversion into a corporation (with Chiles Offshore renamed "Chiles Offshore Inc.") and completion of the initial public offering of its common stock (the "Chiles IPO") on September 22, 2000. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced to 27.3% and as of September 30, 2001 was 23.8%. With less than 50% ownership interest, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' financial condition, results of operations and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles Offshore using the equity method.

The Company evaluates the performance of each operating business segment based upon the operating profit of the segment, which includes gains and losses from the sale of equipment and interests in 50% or less owned companies and equity interests in the earnings (losses) of 50% or less owned companies but excludes minority interest in subsidiaries, interest income and expense, gains and losses from derivative transactions and the sale of marketable securities, corporate expenses, and income taxes. Operating profit is defined as Operating Income as reported in the Consolidated Statements of Operations excluding corporate expenses and including certain other income and expense items. The accounting policies of the operating business segments have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The table presented below sets forth operating revenue and profit by the Company's various business segments, in thousands of dollars, and these results may differ from separate financial statements of subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                         Offshore                                    Other and
                                                          Marine     Environmental     Drilling      Corporate          Total
                                                        ----------- ---------------- ------------- --------------- -------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Operating Revenues -
   External Customers................................. $ 110,785  $        5,916   $         -   $      2,657(a) $    119,358
   Intersegment.......................................       191               -             -           (191)              -
                                                        ----------- ---------------- ------------- --------------- -------------
      Total........................................... $ 110,976  $        5,916   $         -   $      2,466    $    119,358
                                                        =========== ================ ============= =============== =============

Operating Profit...................................... $  31,579  $           78   $         -   $        732    $     32,389
Gains from Equipment Sales and Retirements, net.......     4,141               4             -              -           4,145
Equity in Earnings (Losses) of 50% or Less Owned
 Companies............................................       833              59         1,151         (1,391)            652
Minority Interest in Subsidiaries.....................         -               -             -            (92)            (92)
Interest Income.......................................         -               -             -          3,023           3,023
Interest Expense......................................         -               -             -         (5,798)         (5,798)
Derivative Income, net................................         -               -             -          1,997           1,997
Gains from Sale of Marketable Securities, net ........         -               -             -          1,184           1,184
Corporate Expenses....................................         -               -             -         (2,549)         (2,549)
Income Taxes..........................................         -               -             -        (12,445)        (12,445)
                                                        ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item............ $  36,553  $          141   $     1,151   $    (15,339)   $     22,506
================================================================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
   External Customers................................. $  72,320  $        6,200   $    14,724   $        308(a) $     93,552
   Intersegment.......................................        76               -             -            (76)              -
                                                        ----------- ---------------- ------------- --------------- -------------
      Total........................................... $  72,396  $        6,200   $    14,724   $        232    $     93,552
                                                        =========== ================ ============= =============== =============

Operating Profit...................................... $   6,721  $          731   $     5,885   $         73    $     13,410
Gains from Equipment Sales and Retirements, net.......     1,821               3             -              -           1,824
Equity in Earnings (Losses) of 50% or Less Owned
 Companies............................................    (2,074)            135            74         (1,166)         (3,031)
Minority Interest in Subsidiaries.....................         -               -             -         (2,093)         (2,093)
Interest Income.......................................         -               -             -          4,273           4,273
Interest Expense......................................         -               -             -         (6,792)         (6,792)
Derivative Income, net................................         -               -             -          6,696           6,696
Gains from Sale of Marketable Securities, net.........         -               -             -          2,057           2,057
Gain Upon Sale of Shares of Chiles....................         -               -             -          4,023           4,023
Corporate Expenses....................................         -               -             -         (1,370)         (1,370)
Income Taxes..........................................         -               -             -         (7,506)         (7,506)
                                                        ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item............ $   6,468  $          869   $     5,959   $     (1,805)   $     11,491
================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Operating Revenues -
   External Customers................................. $ 298,128  $       20,177   $         -   $      6,681 (a)$    324,986
   Intersegment.......................................       631               -             -           (631)              -
                                                        ----------- ---------------- ------------- --------------- -------------
      Total                                            $ 298,759  $       20,177   $         -   $      6,050    $    324,986
                                                        =========== ================ ============= =============== =============

Operating Profit...................................... $  72,874  $        1,648   $         -   $      1,438    $     75,960
Gains (Losses) from Equipment Sales and
 Retirements, net.....................................     8,143               6             -           (157)          7,992
Equity in Earnings (Losses) of 50% or Less Owned
 Companies............................................     4,051              62         3,988         (3,758)          4,343
Gain from Sale of Interest in a 50% or Less Owned
 Company..............................................       100               -             -              -             100
Minority Interest in Subsidiaries.....................         -               -             -           (256)           (256)
Interest Income.......................................         -               -             -         10,910          10,910
Interest Expense......................................         -               -             -        (16,793)        (16,793)
Derivative Income, net................................         -               -             -          1,962           1,962
Gains from Sale of Marketable Securities, net.........         -               -             -          3,583           3,583
Corporate Expenses....................................         -               -             -         (7,251)         (7,251)
Income Taxes..........................................         -               -             -        (27,632)        (27,632)
                                                        ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item............ $  85,168  $        1,716   $     3,988   $    (37,954)   $     52,918
================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
   External Customers................................. $ 196,828  $       17,125   $    37,379   $        308(a) $    251,640
   Intersegment.......................................       287               -             -           (287)              -
                                                        ----------- ---------------- ------------- --------------- -------------
      Total........................................... $ 197,115  $       17,125   $    37,379   $         21    $    251,640
                                                        =========== ================ ============= =============== =============

Operating Profit...................................... $  19,292  $        1,573   $    14,615   $         70    $     35,550
Gains from Equipment Sales and Retirements, net.......     6,923               9             -              -           6,932
Equity in Earnings (Losses) of 50% or Less Owned
 Companies............................................      (703)            405            74         (3,982)         (4,206)
Minority Interest in Subsidiaries.....................         -               -             -         (3,303)         (3,303)
Interest Income.......................................         -               -             -         12,394          12,394
Interest Expense......................................         -               -             -        (21,146)        (21,146)
Derivative Income, net................................         -               -             -          5,617           5,617
Gains from Sale of Marketable Securities, net.........         -               -             -          4,408           4,408
Gain Upon Sale of Shares of Chiles....................         -               -             -          4,023           4,023
Corporate Expenses....................................         -               -             -         (4,124)         (4,124)
Income Taxes..........................................         -               -             -        (13,134)        (13,134)
                                                        ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item............ $  25,512  $        1,987   $    14,689   $    (19,177)   $     23,011
================================================================================================================================


(a) Operating revenues are attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

8.   LONG-TERM DEBT --

During the nine-month period ended September 30, 2001, SEACOR called for redemption $100,000,000 of the $181,600,000 aggregate principal amount outstanding of its 5 3/8% Convertible Subordinated Notes Due November 15, 2006 (the "5 3/8% Notes"). The redemption price was $1,029.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of notes being called were able to convert any or all of their notes into
22.7272 shares of SEACOR's common stock per $1,000 principal amount of notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99,166,000 principal amount of the 5 3/8% Notes into 2,285,878 shares of SEACOR's common stock and redemption of $36,114,000 principal amount of the 5 3/8% Notes for approximately $37,970,000.

Pursuant to an amended and restated standby purchase agreement between Credit Suisse First Boston ("CSFB") and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100,000,000 face amount of the 5 3/8% Notes that SEACOR redeemed. In the second quarter, CSFB purchased 216,170 shares of SEACOR's common stock to provide SEACOR with proceeds to redeem $10,000,000 principal amount of the 5 3/8% Notes that were called but not converted. Related underwriting and legal and professional fees expensed in the nine-month period ended September 30, 2001 totaled $586,000.

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

The market value of SEACOR's common stock issued in the equity forward transaction was $2,283,000 less than the price at which SEACOR could purchase those same shares from CSFBi, assuming maturity at September 30, 2001. Although this temporary decline is not reflected in net income as reported in the Condensed Consolidated Statements of Operations, the Company did deduct $2,283,000 from income available to common stockholders in the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2001 as its effect was dilutive in both periods.

9.   COMMITMENTS AND CONTINGENCIES --

As of September 30, 2001, the Company was committed to the construction of 12 offshore support vessels for an approximate aggregate cost of $88,118,000 of which $38,678,000 has been expended. Following quarter-end, the Company committed to the construction of 50 barges for an approximate aggregate cost of $12,000,000. These vessels and barges are expected to enter service within the next twelve months.

10.  SUBSEQUENT EVENTS -

In October 2001, the Company received a binding commitment letter from a group of banks which sets forth the preliminary terms for a five year multi-currency senior unsecured revolving credit facility of $200,000,000 (the "New Credit Facility"). The New Credit Facility will replace the Company's existing unsecured reducing revolving credit facility with Den norske Bank ASA. The Company intends to use the New Credit Facility to fund general corporate purposes. The Company has agreed to assist the bank group in syndicating up to $85,000,000 to other banks. The New Credit Facility is expected to close during the fourth quarter of 2001.

Subject to definitive documentation, the commitment letter provides that the New Credit Facility would mature five years from the date of closing and outstanding borrowings would bear interest at annual rates ranging from 45 to 110 basis points above LIBOR. The commitment letter also provides that the New Credit Facility would require the Company, on a consolidated basis, to maintain certain debt to capitalization ratios, a minimum interest coverage ratio, and a minimum net worth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2000. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

Opportunities to buy and sell vessels are actively monitored by the Company to maximize overall fleet utility and flexibility. Expansion has been achieved principally through the purchase of offshore support vessels from its competitors, construction of new vessels, and equity holdings in joint ventures that own offshore support vessels. The Company has also sold many vessels from its fleet, particularly those that were less marketable in the Company's ordinary operations. Since 1997, proceeds from certain vessel sales have been deposited into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and thereby qualifying the Company for temporary deferral of taxable gains realized from vessel sales. During the first nine months of 2001, the Company continued fleet expansion with the acquisition and construction of 17 mini-supply, 14 supply and towing supply, 11 utility, 3 anchor handling towing supply, and 2 crew vessels. During the nine months ended September 30, 2001, the Company also sold 7 crew, 6 utility, 4 towing supply, and 2 standby safety vessels and removed 3 standby safety vessels from service that are held for sale.

From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are incurred at similar rates; however, operating expenses associated with vessels bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

From time to time, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of such managed vessels are not generally included in the Company's operating results, but the Company does earn a management fee that is reported in operating revenue. The Company also bareboat charters-out vessels. Operating revenues for these vessels are lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. Operating expenses include depreciation expense if the vessels chartered-out are owned. At September 30, 2001, there were 19 vessels bareboat chartered-out, including 7 and 3 vessels operated by certain of the Company's offshore marine joint ventures and environmental service segment, respectively.

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                                        AT SEPTEMBER 30,
                                                             --------------------------------------
                          FLEET STRUCTURE                          2001                2000
----------------------------------------------------------   -----------------   ------------------
Owned........................................................       254(a)              230
Bareboat and Time Chartered-In...............................        14                  22
Managed......................................................         7                   5
Joint Ventures and Pools:
   TMM Joint Venture.........................................        21                  18
   SMIT Joint Venture........................................        14                  15
   Pelican Joint Venture.....................................         7                   -
   Other Joint Ventures......................................         6                   8
   SEAVEC Pool...............................................         5                   5
   Avian Fleet Pool..........................................         -                   4
                                                             -----------------   ------------------
           Overall Fleet.....................................       328                 307
                                                             =================   ==================

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

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                          ---------------------------- ----------------------------
                                                              2001          2000           2001          2000
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply...........................       8,200         5,096           7,670         4,923
   Anchor Handling Towing Supply......................      15,095        10,787          13,921        11,161
   Crew...............................................       3,411         2,687           3,283         2,578
   Standby Safety.....................................       5,612         5,317           5,386         5,421
   Utility and Line Handling..........................       1,976         1,582           1,888         1,602
   Mini-Supply(3).....................................       3,211         2,023           3,087         2,018
   Geophysical, Freight, and Other....................       5,380         5,481           5,413         5,715
           Overall Fleet..............................       5,365         3,819           4,983         3,715

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...........................        91.3           82.0           89.3          69.8
   Anchor Handling Towing Supply......................        84.5           74.7           82.6          69.3
   Crew...............................................        95.0           93.8           95.8          94.0
   Standby Safety.....................................        91.4           86.0           87.9          76.0
   Utility and Line Handling..........................        58.6           60.4           56.4          56.5
   Mini-Supply(3) ....................................        93.9           94.6           93.9          94.7
   Geophysical, Freight, and Other....................        50.0           57.9           54.6          47.1
           Overall Fleet(4)...........................        83.2           79.8           82.0          74.6

             (1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.
             (2) Revenues for certain of the Company's vessels, primarily operating in the North Sea, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.
             (3) Effective January 1, 2001, the Company began reporting a new class of vessel denoted Mini-Supply. As a result, seven utility and one supply vessel in the three and nine-month periods ended September 30, 2000 were reclassified as Mini-Supply.
             (4) Excluding the impact of utility vessels stacked in the U.S. Gulf of Mexico, most of which are intended to be sold, the Company's overall fleet utilization was 92.1% and 91.5% in the three and nine-month periods ended September 30, 2001, respectively.

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

Certain of the Company's revenues and expenses, primarily related to the Company's North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 40% and 36% of the Company's offshore marine operating revenues were derived from foreign operations (in U.S. dollars or foreign currencies) in the nine-month periods ended September 30, 2001 and 2000, respectively.

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

Regulatory drydockings, which are a substantial component of marine maintenance and repair costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection and routine maintenance and repair. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected marine vessels and voluntarily removes these marine vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or nine-month period or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the nine-month periods ended September 30, 2001 and 2000, drydocking costs totaled $8.7 million and $5.9 million, respectively. During those same periods, the Company completed the drydocking of 78 and 61 marine vessels, respectively. At September 30, 2001, the Company had 26 vessels out of service, including 22 U.S. based utility vessels that require drydocking prior to re-entering operations.

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

Exploration and drilling activities, which affect the demand for vessels, are influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development, and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, and the policies of various governments regarding exploration and development of their oil and natural gas reserves and general economic conditions.

U.S. Gulf of Mexico rig activity has declined in recent months due, apparently, to lower natural gas prices and current natural gas inventories that are reported to be near capacity. Utilization of jack-up rigs working on the U.S. Gulf of Mexico shelf was particularly hard hit, although work for deepwater rigs remained steady. Drilling activities in the U.S. Gulf of Mexico may also be adversely affected by the present U.S. economic slowdown, which may be further exacerbated by the September 11, 2001 terrorist attacks in New York City and Washington, D.C. Recent reports have indicted that exploration and production companies have spent most of their capital budgets during the first half of 2001 when commodity prices were high, and there is little prospect for a strong rig market in the near term.

Utilization of the Company's domestic offshore marine fleet is significantly affected by natural gas exploration and production activities in the U.S. Gulf of Mexico. It is difficult to predict when, and to what extent, natural gas prices and the U.S. economy will improve or deteriorate further. Weak commodity prices, economic problems in countries outside the United States, and other factors beyond the Company's control could further curtail exploration and production spending by oil and gas companies. Should recent trends and levels of activity continue, the Company's results of operations and cash flows will be adversely affected, and if such conditions deteriorated severely and if they then persisted for an extended period of time, they would have an adverse effect on the Company's financial position.

The Company's fleet is currently operating at fairly high rates and levels of utilization, although rates and utilization levels have declined for some classes of vessels working in the U.S. Gulf of Mexico. The Company believes that the level of drilling activity in the U.S. Gulf of Mexico will depend on the demand for natural gas in 2002, which, in turn, will depend on weather, the economy and the rate of depletion being experienced for existing wells, both offshore and on land. The price of oil could impact the level of drilling activity in other markets but, at present, drilling activity in international markets remains strong.

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

In 1996, National Response Corporation ("NRC") expanded its coverage area to include the West Coast of the United States through Clean Pacific Alliance ("CPA"), a joint venture with Crowley Marine Services. On November 30, 2000, NRC purchased Crowley Marine Service's 50% interest in CPA and began a termination and winding up process. As of that date, all of CPA's obligations under existing contracts were assumed by NRC. CPA will be dissolved upon completion of the termination and winding up of its affairs.

INVESTMENT IN DRILLING SERVICES BUSINESS

The Company consolidated the reporting of financial information of drill rig operator Chiles Offshore LLC, due to the Company's majority ownership, from its inception in 1997 until its initial public offering of common stock (the "Chiles IPO") on September 22, 2000. On that date, Chiles Offshore LLC converted into a corporation, was renamed Chiles Offshore Inc. ("Chiles Offshore"), and completed the Chiles IPO. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest declined below 50%, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' (together, "Chiles") financial condition, results of operations, and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles using the equity method. At September 30, 2001, the Company's ownership interest in Chiles Offshore was 23.8%.

Chiles operated as a development stage company from its inception and until July 1999, devoting substantially all its efforts to constructing rigs, raising capital, and securing contracts for its rigs. In 1997, Chiles commenced construction of two ultra-premium jackup drilling rigs, the Chiles Columbus and the Chiles Magellan, which were delivered to Chiles in May 1999 and October 1999, respectively. From its delivery and final commissioning in April 2000, Chiles bareboat chartered-in and operated the jackup drilling rig, Tonala, until acquiring it in July 2001. The consideration paid for the rig consisted of 2,679,723 shares of Chiles' common stock and the assumption of $58.8 million of aggregate principal amount of debt. Following the acquisition, the Tonala was renamed Chiles Coronado. In September 2001, the Chiles Coronado commenced operations offshore Trinidad pursuant to a three-year contract with a major integrated oil and gas operator.

The number of rigs Chiles operates is a function of rigs delivered to service through its capital construction program and rigs placed in operation under charter. In the U.S. Gulf of Mexico, Chiles typically operates its rigs on well-to-well contracts that last 30 to 90 days; whereas, in international operations, Chiles has entered into drilling contracts for multi-year periods. Chiles has two rigs under construction, which are expected to be completed during the second and third quarters of 2002. Chiles has contracted to operate the rig scheduled to be completed during the second quarter of 2002 for a major independent oil and gas operator for a term that will last for a minimum of 600 days.

Chiles derives its revenue primarily from drilling wells for oil and gas operators pursuant to drilling contracts. These drilling contracts typically provide for base day rates, which may be subject to adjustments based on performance incentives. Fees and expenses for transporting Chiles' rigs between sites are included in revenues and expenses. The effective average day rate for Chiles' rigs was $74,762 and $58,754 for the three-month periods ended September 30, 2001 and 2000, respectively, and $71,597 and $54,519 for the nine-month periods ended September 30, 2001 and 2000, respectively, and utilization was 100% in all reported periods. In calculating the effective average day rates, Chiles divides revenues earned by its rigs during the period by the total number of days in the period. In addition, Chiles' effective average day rates include bonuses, which may be triggered by achieving performance and safety targets in some of Chiles' contracts and mobilization revenue.

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

In the fourth quarter of 2000, the Company acquired 23 newly constructed inland river hopper barges ("barges") and SCF Corporation, a company that owned and operated barges. In 2001, the Company acquired an additional 52 newly constructed barges at an approximate cost of $12.9 million. At September 30, 2001, the Company owned 118 barges and a 50% interest in a partnership that owned 11 barges and managed 209 barges for third parties.

In addition, the Company, from time to time, makes investments in other related businesses.

RESULTS OF OPERATIONS

The following table sets forth operating revenue and operating profit by the Company's various business segments for the periods indicated, in thousands of dollars.

                                                           Offshore                                    Other and
                                                            Marine     Environmental     Drilling      Corporate          Total
                                                          ----------- ---------------- ------------- --------------- -------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Operating Revenues -
   External Customers................................... $ 110,785  $           5,916 $           - $      2,657(a) $     119,358
   Intersegment.........................................       191                  -             -           (191)             -
                                                          ----------- ---------------- ------------- --------------- -------------
      Total                                              $ 110,976  $           5,916 $           - $         2,466 $     119,358
                                                          =========== ================ ============= =============== =============

Operating Profit........................................ $  31,579  $              78 $           - $           732 $      32,389
Gains from Equipment Sales and Retirements, net.........     4,141                  4             -               -         4,145
Equity in Earnings (Losses) of 50% or Less Owned
 Companies..............................................       833                 59         1,151         (1,391)           652
Minority Interest in Subsidiaries.......................         -                  -             -            (92)          (92)
Net Interest Expense....................................         -                  -             -         (2,775)       (2,775)
Derivative Income, net..................................         -                  -             -           1,997         1,997
Gains from Sale of Marketable Securities, net...........         -                  -             -           1,184         1,184
Corporate Expenses......................................         -                  -             -         (2,549)       (2,549)
Income Taxes............................................         -                  -             -        (12,445)      (12,445)
                                                          ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item.............. $  36,553  $             141 $       1,151 $      (15,339) $      22,506
==================================================================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
   External Customers................................... $  72,320  $           6,200 $      14,724 $        308(a) $      93,552
   Intersegment.........................................        76                  -             -            (76)             -
                                                          ----------- ---------------- ------------- --------------- -------------
      Total                                              $  72,396  $           6,200 $      14,724 $           232 $      93,552
                                                          =========== ================ ============= =============== =============

Operating Profit........................................ $   6,721  $             731 $       5,885 $            73 $      13,410
Gains from Equipment Sales and Retirements, net.........     1,821                  3             -               -         1,824
Equity in Earnings (Losses) of 50% or Less Owned
 Companies..............................................    (2,074)               135            74         (1,166)       (3,031)
Minority Interest in Subsidiaries.......................         -                  -             -         (2,093)       (2,093)
Net Interest Expense....................................         -                  -             -         (2,519)       (2,519)
Derivative Income, net..................................         -                  -             -           6,696         6,696
Gains from Sale of Marketable Securities, net...........         -                  -             -           2,057         2,057
Gain Upon Sale of Shares of Chiles......................         -                  -             -           4,023         4,023
Corporate Expenses......................................         -                  -             -         (1,370)       (1,370)
Income Taxes............................................         -                  -             -         (7,506)       (7,506)
                                                          ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item.............. $   6,468  $             869 $       5,959 $       (1,805) $      11,491
==================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Operating Revenues -
   External Customers................................... $ 298,128  $          20,177 $           - $      6,681(a) $     324,986
   Intersegment.........................................       631                  -             -           (631)             -
                                                          ----------- ---------------- ------------- --------------- -------------
      Total                                              $ 298,759  $          20,177 $           - $         6,050 $     324,986
                                                          =========== ================ ============= =============== =============

Operating Profit........................................ $  72,874  $           1,648 $           - $         1,438 $      75,960
Gains (Losses) from Equipment Sales and
 Retirements, net.......................................     8,143                  6             -           (157)         7,992
Equity in Earnings (Losses) of 50% or Less Owned
 Companies..............................................     4,051                 62         3,988         (3,758)         4,343
Gain from Sale of Interest in a 50% or Less Owned
 Company................................................       100                  -             -               -           100
Minority Interest in Subsidiaries.......................         -                  -             -           (256)         (256)
Net Interest Expense....................................         -                  -             -         (5,883)       (5,883)
Derivative Income, net..................................         -                  -             -           1,962         1,962
Gains from Sale of Marketable Securities, net...........         -                  -             -           3,583         3,583
Corporate Expenses......................................         -                  -             -         (7,251)       (7,251)
Income Taxes............................................         -                  -             -        (27,632)      (27,632)
                                                          ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item.............. $  85,168  $           1,716 $       3,988 $      (37,954) $      52,918
==================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Operating Revenues -
   External Customers................................... $ 196,828  $          17,125 $      37,379 $        308(a) $     251,640
   Intersegment.........................................       287                  -             -           (287)             -
                                                          ----------- ---------------- ------------- --------------- -------------
      Total............................................. $ 197,115  $          17,125 $      37,379 $            21 $     251,640
                                                          =========== ================ ============= =============== =============

Operating Profit........................................ $  19,292  $           1,573 $      14,615 $            70 $      35,550
Gains from Equipment Sales and Retirements, net.........     6,923                  9             -               -         6,932
Equity in Earnings (Losses) of 50% or Less Owned
 Companies..............................................      (703)               405            74         (3,982)       (4,206)
Minority Interest in Subsidiaries.......................         -                  -             -         (3,303)       (3,303)
Net Interest Expense....................................         -                  -             -         (8,752)       (8,752)
Derivative Income, net..................................         -                  -             -           5,617         5,617
Gains from Sale of Marketable Securities, net...........         -                  -             -           4,408         4,408
Gain Upon Sale of Shares of Chiles......................         -                  -             -           4,023         4,023
Corporate Expenses......................................         -                  -             -         (4,124)       (4,124)
Income Taxes............................................         -                  -             -        (13,134)      (13,134)
                                                          ----------- ---------------- ------------- --------------- -------------
   Income (Loss) before Extraordinary Item.............. $  25,512  $           1,987 $      14,689 $      (19,177) $      23,011
==================================================================================================================================


(a) Operating revenues are attributable to the Company's inland barge business that commenced operation in the third quarter of 2000.

OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine service segment's operating revenues increased $38.6 million, or 53%, and $101.6 million, or 52%, in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. Operating revenues rose due primarily to the entry into service of vessels acquired by and constructed for the Company and higher rates per day worked and fleet utilization. These increases were partially offset by a decline in operating revenues due to vessel dispositions.

The acquisition and construction of 17 standby safety, 17 mini-supply, 17 supply and towing supply, 11 utility, 4 anchor handling towing supply, and 4 crew vessels contributed $24.9 million and $60.5 million toward the increase in operating revenues between comparable three and nine-month periods, respectively.

Significant increases in rates per day worked resulted in an approximate $14.9 million and $36.1 million increase in operating revenues between comparable three and nine-month periods, respectively. Rates per day worked for all classes of the Company's worldwide fleet rose except for its project vessels whose rates per day worked remained relatively unchanged.

Improved utilization also resulted in higher operating revenues of approximately $4.1 million and $15.5 million between comparable three and nine-month periods, respectively. Demand rose for the Company's worldwide fleet of supply and towing supply, anchor handling towing supply, and standby safety vessels.

The sale and charter-in termination of 15 supply and towing supply, 5 standby safety, 4 crew, 3 anchor handling towing supply, and 3 utility vessels resulted in a decline in operating revenues of approximately $5.2 million and $10.9 million between comparable three and nine-month periods, respectively.

OPERATING PROFIT. The Company's offshore marine business segment's operating profit increased $24.9 million, or 370%, and $53.6 million, or 278%, in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000 due primarily to those factors affecting operating revenues outlined above. The increases in operating profit were offset by higher operating expenses that resulted primarily from (i) an increase in crew wages paid to seamen working domestically in response to competition for qualified personnel, (ii) the sale and leaseback of several vessels, (iii) a greater number of vessels undergoing drydockings, and (iv) higher costs associated with repairs and maintenance of main engines and deck and winch equipment.

GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements increased $2.3 million and $1.2 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. During the nine-month period ended September 30, 2001, seven crew, six utility, four towing supply, and two standby safety vessels were sold. During the nine-month period ended September 30, 2000, the vessels sold included eight utility, three towing supply, two supply, and one crew vessel.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $2.9 million and $4.8 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. Equity earnings rose due primarily to an increase in profits earned by the Company's Mexican joint venture and higher profits (including a gain from the sale of a vessel) earned by certain joint ventures in which the Company acquired an interest pursuant to a 1996 transaction with SMIT Internationale N.V. ("SMIT"). Results in 2001 also rose due to the commencement of operations of a joint venture in Southeast Asia.

ENVIRONMENTAL SERVICES

OPERATING REVENUES. The environmental business segment's operating revenues decreased $0.3 million, or 5%, in the three-month period ended September 30, 2001 compared to the three-month period ended September 30 2000; whereas, revenues increased $3.1 million, or 18%, in the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000. The decrease in the comparable three-month periods was due primarily to the decline in the severity of oil spills managed by the Company. The nine month results improved due primarily to the addition of a major West Coast terminal operator client and an increase in retainer revenues.

OPERATING PROFIT. The environmental business segment's operating profit decreased $0.7 million, or 89%, in the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000; whereas, operating profit increased $0.1 million, or 5%, in the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000 due primarily to the factors affecting operating revenues as outlined above. In the comparable three-month period, operating profits also declined as higher drydocking costs were expended to repair spill response vessels.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.1 million and $0.3 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. On November 30, 2000, NRC purchased Crowley Marine Service's 50% interest in CPA and began a termination and winding up process. As of that date, all of CPA's obligations under existing contracts were assumed by NRC. CPA will be dissolved upon completion of the termination and winding up of its affairs.

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

OTHER

EQUITY IN LOSSES OF 50% OR LESS OWNED COMPANIES. Equity losses increased $0.2 million and decreased $0.2 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. Nine-month results improved due to a decline in the operating losses of the Company's telecommunication services joint venture and a gain realized from the sale of a Handymax Dry-Bulk ship by the Company's bulk carrier joint venture. In the second quarter of 2001, the Company began recording its proportionate share of net losses of Strategic Software Limited, an equity investee whose principal activity is to develop and sell software to the ship brokerage and shipping industry.

NET INTEREST EXPENSE. Net interest expense increased $0.3 million and decreased $2.9 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. Declines in net interest were due primarily to a decline in outstanding indebtedness following the deconsolidation of Chiles Offshore in September 2000 and SEACOR's redemption of $135.3 million principal amount of the 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") during the first nine months of 2001. See "Liquidity and Capital Resources -- Credit Facilities -- 5 3/8% Notes" for additional discussion. These savings were partially offset by the effect of additional indebtedness and lower cash balances available for investments resulting primarily from the acquisition of offshore marine vessels.

DERIVATIVE INCOME (LOSSES), NET. Net gains from derivative transactions decreased $4.7 million and $3.7 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000 as gains realized from the termination of certain swap agreements in 2000 did not recur. Net gains from commodity price hedging arrangements on various natural gas and crude oil positions and foreign currency forward exchange contracts in 2001 partially offset the decline.

GAINS FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities decreased $0.9 million and $0.8 million in the three and nine-month periods ended September 30, 2001, respectively, compared to the three and nine-month periods ended September 30, 2000. In all periods presented, the Company realized net gains primarily from the sale of equity securities.

CORPORATE EXPENSES. In the three and nine-month periods ended September 30, 2001 compared to the three and nine-month periods ended September 30, 2000, corporate expenses increased $1.2 million and $3.1 million, respectively. 2001 included underwriting fees and legal and professional expenses relating to unused availability under a standby purchase agreement with Credit Suisse First Boston ("CSFB") in connection with the redemption of certain of the Company's 5 3/8% Notes and higher costs resulting from an increase in the number of filings with the Securities and Exchange Commission. See "Liquidity and Capital Resources -- Credit Facilities -- 5 3/8% Notes" for additional discussion. Corporate expenses also increased between comparable periods due to an increase in wage and related benefit costs.

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

CASH AND MARKETABLE SECURITIES

Since December 31, 2000, the Company's cash and investments in marketable securities decreased by $105.0 million. At September 30, 2001, cash and marketable securities totaled $242.2 million, including $130.8 million of unrestricted cash and cash equivalents, $56.7 million of marketable securities, and $54.7 million of restricted cash. Restricted cash at September 30, 2001 is intended for use in defraying costs to construct U.S.-flag offshore marine vessels for the Company. At September 30, 2001, the Company had funded $34.0 million in offshore marine vessel construction costs from unrestricted cash balances, and subject to prior written approval from the U.S. Maritime Administration, the Company expects such amounts to be reimbursed from its restricted cash accounts.

CASH GENERATION AND DEPLOYMENT

OPERATING ACTIVITIES. Cash flow provided from operating activities during the nine-month period ended September 30, 2001 totaled $75.8 million and increased 80.8% from the comparable period in 2000 due primarily to an increase in the size, rates per day worked, and utilization of the Company's offshore marine fleet.

INVESTING AND FINANCING ACTIVITIES. During the nine-month period ended September 30, 2001, the Company generated $164.8 million from investing and financing activities. Available-for-sale securities were sold for $94.1 million. The Company borrowed $25.0 million under its revolving credit facility with Den norske Bank ASA ("DnB") (the "DnB Credit Facility"). See "Credit Facilities -- DnB Credit Facility" for discussion. Cash proceeds from the sale of 19 offshore support vessels totaled $20.6 million. Pursuant to a standby purchase agreement between CSFB and SEACOR, CSFB purchased 216,170 shares of SEACOR's common stock for $10.0 million. See "Credit Facilities -- 5 3/8% Notes" for discussion. Additional cash was generated primarily from the sale of the Company's investment in a 50% or less owned offshore marine service segment subsidiary, principal payments received on notes due from 50% or less owned subsidiaries, dividends received from 50% or less owned subsidiaries, and settlements of certain derivative transactions.

During the nine-month period ended September 30, 2001, the Company used $331.8 million in its investing and financing activities. To acquire corporations that own offshore support vessels, the Company paid $98.8 million, net of cash acquired. Capital expenditures for property and equipment, primarily related to the acquisition and construction of offshore marine vessels and barges, totaled $83.1 million. Marketable securities were acquired for $64.1 million. The Company paid $38.0 million for the redemption of $36.1 million principal amount of the 5 3/8% Notes. The company repaid $25.0 million borrowed under the DnB Credit Facility. Restricted cash balances rose by $13.9 million due to deposits into vessel joint depository construction reserve fund accounts generated from the sale of offshore support vessels exceeding reimbursements to the Company. Investments in and advances to 50% or less owned companies, primarily for the purchase of vessels, totaled $5.1 million. Additional cash was used primarily for scheduled repayments of outstanding indebtedness.

STOCK AND DEBT REPURCHASE PROGRAM

Pursuant to a stock and debt repurchase program, the Company may repurchase its common stock, 5 3/8% Notes, and 7.2% Senior Notes Due 2009 (the "7.2% Notes") (collectively, the "SEACOR Securities"). Repurchases of SEACOR Securities will be effected from time to time through open market purchases, privately negotiated transactions, or otherwise, depending on market conditions. At September 30, 2001, the Company had approximately $36.7 million of available authority for the repurchase of SEACOR Securities.

CAPITAL STRUCTURE

At September 30, 2001, the Company's capital structure was comprised of $344.8 million in long-term debt, including the current portion, and $727.2 million in stockholders' equity. Since year end, long-term debt declined due primarily to the conversion of $99.2 million principal amount of the 5 3/8% Notes in exchange for 2,285,878 shares of SEACOR's common stock and redemption of $36.1 million principal amount of the 5 3/8% Notes (see "Credit Facilities -- 5 3/8% Notes" for discussion) for approximately $38.0 million and the Company's regularly scheduled repayment of certain outstanding indebtedness. These decreases were partially offset by increases in outstanding indebtedness of $83.1 million in connection with the acquisition of Stirling Shipping and $13.6 million in connection with the acquisition of two offshore support vessels. Stockholders' equity rose since year end due primarily to the conversion of certain of the 5 3/8% Notes into SEACOR's common stock, an increase in retained earnings from net income, the issuances of SEACOR's common stock from treasury in connection with the acquisitions of two corporations owning offshore support vessels and a decrease in other comprehensive losses that resulted primarily from gains from foreign currency translation adjustments. These increases were partially offset by the amortization of restricted stock.

CAPITAL EXPENDITURES

As of September 30, 2001, the Company was committed to the construction of 12 offshore support vessels for an approximate aggregate cost of $88.1 million of which $38.7 million has been expended. Following quarter-end, the Company committed to the construction of 50 barges for an approximate aggregate cost of $12.0 million. These vessels and barges are expected to enter service within the next twelve months.

CREDIT FACILITIES

DNB CREDIT FACILITY. Under the terms of the DnB Credit Facility with Den norske Bank ASA that was established in November 1998, the Company could borrow up to $100.0 million aggregate principal amount (the "Maximum Committed Amount") of unsecured reducing revolving credit loans maturing on November 17, 2004. The Maximum Committed Amount automatically decreases semi-annually by 4.54% beginning November 17, 1999, with the balance payable at maturity. Outstanding borrowings will bear interest at annual rates ranging from 45 to 110 basis points (the "Margin") above LIBOR. The Margin is determined quarterly and varies based upon the percentage the Company's funded debt bears to earnings before interest, taxes, depreciation, and amortization ("EBITDA") and/or the credit rating maintained by Moody's and Standard & Poor's, if any. The DnB Credit Facility requires the Company, on a consolidated basis, to maintain a minimum ratio of vessels' values to Maximum Committed Amount, as defined, a minimum cash and cash equivalent level, a specified interest coverage ratio, specified debt to capitalization ratios, and a minimum net worth. The DnB Credit Facility limits the amount of secured indebtedness that the Company and its subsidiaries may incur, provides for a negative pledge with respect to certain activities of the Company's vessel owning/operating subsidiaries, and restricts the payment of dividends. In May 2001, the Company borrowed $25.0 million under the DnB Credit facility to fund a portion of the acquisition of Stirling Shipping and then subsequently repaid it in August 2001. On behalf of the Company, DnB issued a letter of credit, totaling (pound)15.3 million, which represents a guarantee on the loan notes issued by the Company in connection with the acquisition of Stirling Shipping. At September 30, 2001, the outstanding letter of credit totaled $21.9 million and the amount available for future borrowings under the DnB Credit Facility totaled $59.9 million.

In October 2001, the Company received a binding commitment letter from a group of banks which sets forth the preliminary terms for a five year multi-currency senior unsecured revolving credit facility of $200.0 million (the "New Credit Facility"). The New Credit Facility will replace the Company's existing unsecured reducing revolving credit facility with DnB. The Company intends to use the New Credit Facility to fund general corporate purposes. The Company has agreed to assist the bank group in syndicating up to $85.0 million to other banks. The New Credit Facility is expected to close during the fourth quarter of 2001.

Subject to definitive documentation, the commitment letter provides that the New Credit Facility would mature five years from the date of closing and outstanding borrowings would bear interest at annual rates ranging from 45 to 110 basis points above LIBOR. The commitment letter also provides that the New Credit Facility would require the Company, on a consolidated basis, to maintain certain debt to capitalization ratios, a minimum interest coverage ratio, and a minimum net worth.

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

7.2% NOTES. At September 30, 2001, the Company had outstanding $147.5 million aggregate principal amount of its 7.2% Notes. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 7.2% Notes were issued under an indenture that contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined therein, and certain restrictions on the Company consolidating with or merging into any other Person.

5 3/8% NOTES. At September 30, 2001, the Company had outstanding $46.3 million aggregate principal amount of its 5 3/8% Notes that were issued pursuant to a private placement and the SMIT Transaction in 1996. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously converted into shares of common stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of common stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the repurchase date. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. Also, pursuant to the SMIT Transaction, the Company entered into certain lease purchase agreements which obligate the Company to purchase two vessels from SMIT with cash and $6.75 million principal amount of the 5 3/8% Notes in December 2001.

During the nine-month period ended September 30, 2001, SEACOR called for redemption $100.0 million of the $181.6 million aggregate principal amount outstanding of its 5 3/8% Notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99.2 million principal amount of the 5 3/8% Notes into 2,285,878 shares of SEACOR's common stock and redemption of $36.1 million principal amount of the 5 3/8% Notes for approximately $38.0 million.

Pursuant to an amended and restated standby purchase agreement between CSFB and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100.0 million face amount of the 5 3/8% Notes that SEACOR redeemed. In the second quarter, CSFB purchased 216,170 shares of SEACOR's common stock to provide SEACOR with proceeds to redeem $10.0 million principal amount of the 5 3/8% Notes that were called but not converted. Related underwriting and legal and professional fees expensed in the nine-month period ended September 30, 2001 totaled $0.6 million.

SEACOR also entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to shares of SEACOR's common stock that CSFB purchased from SEACOR under the standby purchase agreement. The equity forward transaction provides that at maturity, which will occur twelve months following this purchase by CSFB of shares of SEACOR's common stock. SEACOR will elect, as described below, to either purchase the shares covered by the equity forward transaction from CSFBi or cash settle the transaction. If SEACOR elects to purchase the shares from CSFBi, it will pay a purchase price equal to $46.26 (the purchase price under the standby purchase agreement) plus interest calculated at LIBOR plus 115 basis points, from the date that CSFB purchased those shares from SEACOR to the date that SEACOR purchases those shares from CSFBi. If SEACOR elects to cash settle the transaction, then if the value of the shares at maturity (determined on the basis of the net proceeds that CSFBi is able to receive upon the sale of those shares in the open market) exceeds the purchase price described above, then CSFBi will pay to SEACOR the amount of such excess in cash at maturity. If the purchase price exceeds the value of the shares at maturity, then SEACOR will pay to CSFBi the amount of such excess in cash at maturity. SEACOR has the right to accelerate the maturity of the equity forward transaction in whole or in part at any time upon prior written notice to CSFBi. The equity forward transaction also contains customary events of default and termination events following which either one or both parties would have the right to terminate the transaction and make net cash payments based on the net value of the transaction at the time of termination. At September 30, 2001, the market value of SEACOR's common stock issued in the equity forward transaction was $2.3 million less than the price at which SEACOR could purchase those same shares from CSFBi.

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

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the nine months ended September 30, 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $0.1 million. At September 30, 2001, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

In July 2001, the Financial Accounting Standards Board approved two new accounting standards related to the accounting for business combinations and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standards will establish a new method for testing goodwill for impairment based on a fair value concept. Management's current policy is to periodically evaluate the amortization periods for goodwill to determine if later events or circumstances warrant revised estimates of useful lives. It is also management's policy to review goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As of and subsequent to September 30, 2001, there have been no events or changes in circumstances surrounding purchased businesses to indicate that the carrying value of the allocated goodwill may not be recoverable. The standards will take effect for the fiscal year beginning after December 31, 2001, which would be the Company's fiscal year beginning January 1, 2002. Upon adoption, the Company will be required to cease amortization of its remaining goodwill balance and will be required to perform an impairment test based on a fair value concept of its existing goodwill. The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however, amortization of existing goodwill which was approximately $0.9 million and $2.3 million for the three and nine-month periods ended September 30, 2001, respectively, will cease upon adoption.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs, and accumulated depreciation. The Company has not determined what effect this statement will have on its financial statements, if any.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supercedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. To protect certain of the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At September 30, 2001, the Company had no outstanding contracts for which hedge accounting criteria were met.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options, and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option, or a futures contract exceeds the settlement price quoted on the NYMEX or receives or pays the amount, if any, by which the settlement prices quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in market value of its commodity contracts at the end of each month and recognizes a related gain or loss. At September 30, 2001, the Company's positions in commodity contracts were not material.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On August 15, 2001, the Company's Board of Directors (the "Board") expanded the size of the fully constituted Board from nine to eleven directors and named Oivind Lorentzen and James Cowderoy to fill the vacancies created in the newly-expanded Board, to serve until the next annual meeting of the Company's stockholders and their successors are elected and qualified or until their earlier resignation or removal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits:

          None

B.        Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEACOR SMIT Inc.
                                    (Registrant)

DATE: NOVEMBER 14, 2001             By: /s/ Charles Fabrikant
                                       ---------------------------------------
                                    Charles Fabrikant, Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


DATE: NOVEMBER 14, 2001             By: /s/ Randall Blank
                                       ---------------------------------------
                                    Randall Blank, Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)