Form 10-K
period 2001-12-31
SEACOR SMIT INC
filed 2002-04-01
CIK 859598

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

       For the fiscal year ended                 December 31, 2001
                                    ------------------------------------------

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission file number 1-12289
                                                -------

                                SEACOR SMIT INC.
                                -----------------
             (Exact name of Registrant as Specified in Its Charter)

             Delaware                                 13-3542736
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

11200 Richmond Avenue, Suite 400, Houston, Texas               77082
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code        (281) 899-4800
                                                          ---------------------

Securities registered pursuant to Section 12 (b) of the Act:

          Title of Each Class         Name of Each Exchange on Which Registered
          -------------------         -----------------------------------------

Common Stock, par value $.01 per share         New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes   No
                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes
          ---
The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 20, 2002 was approximately $922,836,000. The total number of shares of Common Stock issued and outstanding as of March 20, 2002 was 20,172,704.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                                           SEACOR SMIT INC.
                                                              FORM 10-K
                                                          TABLE OF CONTENTS

                                                                PART I
                                                                                                    Page
Item 1.        Business..........................................................................    1
               Offshore Marine Services..........................................................    1
               Environmental Services............................................................    9
               Other Investments.................................................................   11
               Segment and Geographic Information................................................   11
               Employees.........................................................................   11

Item 2.        Properties........................................................................   12

Item 3.        Legal Proceedings.................................................................   12

Item 4.        Submission of Matters to a Vote of Security Holders...............................   12

Item 4A.       Executive Officers of the Registrant..............................................   12

                                                       PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.............   13

Item 6.        Selected Financial Data...........................................................   15

Item 7.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.........................................................   16
               Offshore Marine Service Segment...................................................   16
               Environmental Service Segment.....................................................   18
               Other Investments.................................................................   18
               Results of Operations.............................................................   19
               Liquidity and Capital Resources...................................................   25

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk........................   35

Item 8.        Financial Statements and Supplementary Data.......................................   37

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure..........................................................   37

                                                       PART III

Item 10.       Directors and Executive Officers of the Registrant................................   37

Item 11.       Executive Compensation............................................................   37

Item 12.       Security Ownership of Certain Beneficial Owners and Management....................   37

Item 13.       Certain Relationships and Related Transactions....................................   37

                                                       PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K....................   37

                           FORWARD-LOOKING STATEMENTS

        Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks and various other matters, many of which are beyond the Company's control and other factors. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

        PART I

        ITEM 1.      BUSINESS

        GENERAL

        Unless the context indicates otherwise, any reference to the "Company" refers to SEACOR SMIT Inc., incorporated in 1989 in Delaware, and its consolidated subsidiaries, "SEACOR" refers to SEACOR SMIT Inc. and "Common Stock" refers to the common stock, par value $.01 per share, of SEACOR.

        The Company is a major provider of offshore marine services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company also operates an inland river hopper barge business and holds a 23.8% equity interest in Chiles Offshore Inc. ("Chiles Offshore"), a company that owns and operates three ultra-premium jackup drilling rigs.

        SEACOR's principal executive offices are located at 11200 Richmond Avenue, Suite 400, Houston, Texas 77082, where its telephone number is
        (281) 899-4800.

        OFFSHORE MARINE SERVICES

                GENERAL

        The Company's offshore marine service business is primarily dedicated to operating a diversified fleet of offshore support vessels that service offshore oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa and Asia. Our vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time-to-time, vessels service special projects, such as well stimulation, seismic data gathering, salvage and freight hauling. In addition to vessel services, the Company's offshore marine service business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and production operations.

                FLEET

        GENERAL. As of December 31, 2001, the average age of the Company's owned fleet was approximately 14.8 years. Excluding standby safety vessels, the average age of the fleet was approximately 13.7 years. The Company believes that after vessels have been in service for approximately 25 years (20 years for crewboats and 30 years for certain standby safety vessels), the level of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.

        The Company's fleet is primarily comprised of the following types of vessels:

        ANCHOR HANDLING TOWING SUPPLY. Anchor handling towing supply vessels range in size and capacity and are equipped with winches capable of towing drilling rigs and lifting and positioning their anchors. At present, the horsepower and pounds of winch line pull capacity for these vessels range from approximately 6,000 horsepower to 15,000 horsepower and 600,000 lbs. to 1,000,000 lbs., respectively. These vessels also have varying capacity to transport deck cargo and liquid mud, potable and drill water, diesel fuel and dry bulk cement in compartments below deck. A number of anchor handling towing supply vessels are equipped with dynamic positioning ("DP") systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

        CREW BOATS. Crew boats transport personnel as well as cargo to and from production platforms and rigs. Vessels built prior to 1990 are generally 100 feet to 110 feet in length. Newer vessel designs, also known as Fast Support Intervention Vessels, are generally 130 feet to 190 feet in length and have enhanced cargo carrying capacities. Crew boats are equipped with high-speed capabilities and are used primarily to transport cargo on a time sensitive basis.

        GEOPHYSICAL, FREIGHT AND OTHER. Vessels employed in geophysical and other project work generally have special features to meet the requirements of specific projects, including large deck space, high electrical generating capacity, high maneuverability and unique thrusters, extra berthing facilities and long-range cruising capabilities. These vessels are used for projects such as well stimulation and the deployment of seismic data gathering equipment. Freight vessels have a substantial amount of clear deck space for cargo and adequate stability to handle tiers of containers or over-dimensional cargo.

        MINI-SUPPLY. Mini-supply vessels range in size from 125 feet through 155 feet in length and serve drilling and production facilities and support offshore construction and maintenance work. They typically carry deck cargo, liquid mud, methanol and fuel and water but are not equipped with below deck bulk tanks for the carriage of dry mud or cement. Mini-supply vessels have bow thrusters for added maneuverability and are well suited for deepwater production support.

        STANDBY SAFETY. Standby safety vessels operate in the UK sector of the North Sea. They typically remain on station to provide a safety backup to offshore rigs and production facilities, carry special equipment to rescue personnel, are equipped to provide first aid and shelter and, in some cases, function as supply vessels.

        SUPPLY. Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by cargo carrying flexibility and capacity, which is typically determined by the size of a vessel. In addition to deck cargo, supply vessels transport liquid mud, potable and drill water, diesel fuel and dry bulk cement below deck. Generally, customers prefer vessels with large liquid mud and bulk cement capacity and large areas of clear deck space. For certain projects, characteristics such as maneuverability, fuel efficiency or firefighting capability may also be important. The Company's supply vessels range in length from 166 feet to 250 feet and certain of those vessels have DP capabilities.

        TOWING SUPPLY. Towing supply vessels perform the same functions as supply vessels but are equipped with more powerful engines (3,000 to 6,000 horsepower) and deck mounted winches, giving them the added capability to perform general towing duties, buoy setting and limited anchor handling work. Towing supply vessels are primarily used in international operations, which require the additional versatility that these vessels offer relative to supply vessels.

        UTILITY. Utility vessels service offshore production facilities and also support offshore maintenance and construction work. They are capable of transporting fuel, water, deck cargo and personnel and certain of the fleet have enhanced firefighting and pollution response features. Utility vessels range in length from 96 feet to 125 feet.

        The following table sets forth, at the dates indicated, the Company's fleet count by type of vessel.

                                                                            At December 31,
                                                            ------------------------------------------------
             Type of Vessels Comprising Fleet                    1999             2000            2001
----------------------------------------------------------- ---------------- --------------- ---------------
Anchor Handling Towing Supply.................................     30               27              31
Crew..........................................................     81               90              91
Geophysical, Freight and Other................................      3                3               3
Mini-Supply...................................................      8                8              26
Standby Safety................................................     19               37              30
Supply and Towing Supply......................................     79               74              79
Utility.......................................................     74               66              65
                                                            ---------------- --------------- ---------------
  Total Fleet.................................................    294              305             325(1)
                                                            ================ =============== ===============

--------------------
(1) Includes 237 vessels owned directly by the Company and an additional vessel owned by a subsidiary in which the Company owns a majority equity interest. Twenty-five and 12 vessels are chartered-in and managed, respectively. Joint venture corporations in which the Company owns less than a majority equity interest own 46 and charter-in 4 vessels from third parties.

ACQUISITIONS AND DISPOSITIONS. The Company actively monitors opportunities to buy and sell vessels to maximize the overall utility and flexibility of its fleet. The fleet has grown significantly, from 83 vessels at January 1, 1995 to 325 vessels at December 31, 2001, principally through the purchase of vessels from competitors, newly constructed vessels and equity holdings in joint ventures that own vessels. The most significant vessel acquisition transactions beginning in 1995 are set forth in the following table.

                             Anchor                                              Supply
                            Handling           Geophysical,                       and
                             Towing               Freight     Mini-    Standby   Towing
   Year and Transaction      Supply     Crew     and Other    Supply   Safety    Supply   Utility    Total
------------------------------------------------------------------------------------------------------------
1995:
   Graham(1)...............      -        37             -        5         -        7        78       127
   CNN(2)..................      2         -             -        -         -        3         -         5
1996:
   McCall(3)..............       -        36             -        -         -        -         5        41
   CNN(2)..................      5         -             -        -         -        1         -         6
   SMIT(4).................     24         -             1        -         -       24         -        49
1997:
   New Construction........      1         3             -        -         -        1         -         5
   Galaxie(5)..............      -         5             -        1         -        1        17        24
1998:
   New Construction........      3         4             -        -         -        3         -        10
1999:
   New Construction........      3         4             -        2         -        1         -        10
2000:
   Boston Putford(6).......      -         -             -        -        18        -         -        18
   New Construction........      1         2             -        -         -        -         -         3
2001:
   Plaisance Marine(7).....      -         -             -        6         -        -         -         6
   Cheramie(8).............      -         -             -       11         -        2        11        24
   Stirling(9).............      5         -             -        -         -        9         -        14
   New Construction........      -         4             -        2         -        1         -         7
                           ---------------------------------------------------------------------------------
                                44        95             1       27        18       53       111       349
                           =================================================================================

--------------------
Transaction with:
(1) John E. Graham & Sons and certain affiliated companies, headquartered in Alabama.
(2)     Compagnie Nationale de Navigation, a French company.
(3) McCall Enterprises, Inc. and its affiliated companies, headquartered in Louisiana.
(4) SMIT Internationale N.V., a Netherlands company, that included the purchase by the Company of a 50% interest in 9 vessels sold by SMIT and SMIT's equity interest in joint ventures that owned and operated 12 vessels.
(5) Galaxie Marine Services, Inc. and affiliated companies, headquartered in Louisiana.
(6) Putford Enterprises Ltd. and associated companies, headquartered in England.
(7) Plaisance Marine, Inc. and affiliated companies, headquartered in Louisiana.
(8) Gilbert Cheramie Boats, Inc. and affiliated companies, headquartered in Louisiana.
(9) Stirling Shipping Holdings Limited, headquartered in Scotland, including 2 new construction vessels delivered in 2002.

        The table below sets forth, in the years indicated, the number of vessels sold by type of service. At December 31, 2001, 24 of these vessels, including 12 crew, 8 supply and towing supply, 2 anchor handling towing supply and 2 mini-supply, were bareboat chartered-in by the Company pursuant to sale-leaseback transactions. The leases expire at various dates from 2002 through 2008 and contain purchase and renewal options. The Company has removed one standby safety vessel from operations and is actively marketing it for sale. Of the vessels sold in 2001, 3 utility and 1 mini-supply vessel were sold to the Company's environmental service business.

       Type of Vessels Sold             1995        1996        1997         1998        1999        2000         2001
----------------------------------- ------------ ----------- -----------  ----------- ----------- -----------  -----------
Anchor Handling Towing Supply......        1            -           5            8           1           1            1
Crew...............................        1            -           2            5          11           1           13
Geophysical, Freight and Other.....        -            -           2            -           -           -            -
Mini-Supply........................        -            -           -            -           -           -            4
Standby Safety.....................        -            -           -            -           -           2            6
Supply and Towing Supply...........        4            -          21           14           -           9            5
Utility............................        6           16           7            7           2           8           10
                                    ------------ ----------- -----------  ----------- ----------- -----------  -----------
                                          12           16          37           34          14          21           39
                                    ============ =========== ===========  =========== =========== ===========  ===========

                MARKETS

        Vessels operate in five principal geographic regions of the world. The table below sets forth, at the dates indicated, the various types of vessels that are owned, bareboat chartered-in, managed, joint ventured and pooled in those five regions.

                                                                   At December 31,
                                                       -----------------------------------------
         Vessel Types by Geographic Market                1999          2000          2001
-----------------------------------------------------  ------------ ------------- --------------
Domestic, principally in the U.S. Gulf of Mexico:
    Anchor Handling Towing Supply.................            11            7             4
    Crew..........................................            64           66            60
    Geophysical, Freight and Other................             2            2             2
    Mini-Supply...................................             6            6            23
    Supply and Towing Supply......................            29           24            20
    Utility.......................................            69           61            62
------------------------------------------------------------------------------------------------
Total Domestic Fleet..............................           181          166           171
------------------------------------------------------------------------------------------------

North Sea:
    Anchor Handling Towing Supply.................             -            -             2
    Standby Safety................................            19           37            30
    Supply and Towing Supply......................             5            4            15
                                                       ------------ ------------- --------------
                                                              24           41            47
                                                       ------------ ------------- --------------
Latin America:
    Anchor Handling Towing Supply.................             6            6             9
    Crew..........................................             5            6            10
    Mini-Supply...................................             2            2             3
    Supply and Towing Supply......................            16           18            20
    Utility.......................................             3            3             3
                                                       ------------ ------------- --------------
                                                              32           35            45
                                                       ------------ ------------- --------------
West Africa:
    Anchor Handling Towing Supply.................             6            6             9
    Crew..........................................             9            8            11
    Supply and Towing Supply......................            13           13            11
    Utility.......................................             2            2             -
                                                       ------------ ------------- --------------
                                                              30           29            31
                                                       ------------ ------------- --------------
Asia:
    Anchor Handling Towing Supply.................             6            6             6
    Crew..........................................             2            9             9
    Supply and Towing Supply......................             5            5             6
                                                       ------------ ------------- --------------
                                                              13           20            21
                                                       ------------ ------------- --------------
Other Foreign:
    Anchor Handling Towing Supply.................             1            2             1
    Crew..........................................             1            1             1
    Geophysical, Freight and Other................             1            1             1
    Supply and Towing Supply......................            11           10             7
                                                       ------------ ------------- --------------
                                                              14           14            10
------------------------------------------------------------------------------------------------
Total Foreign Fleet...............................           113          139           154
-------------------------------------------------------------------------------------------------
Total Fleet.......................................           294          305           325
================================================================================================

        DOMESTIC. The Company is a major provider of vessel services to the U.S. oil and gas exploration and production industry that operates primarily in the U.S. Gulf of Mexico. At December 31, 2001, the U.S. fleet included 171 vessels. Its supply and towing supply, anchor handling towing supply and certain crew vessels support exploration activities and utility and certain crew vessels support production activities. The Company's vessels may also be employed in geophysical, freight and other special purpose operations. At December 31, 2001, there were approximately 350 supply and towing supply, 220 crew, 160 utility and 30 anchor handling towing supply vessels operating in the U.S. Gulf of Mexico through 40 companies.

        In 2001, the Company increased the size of its U.S. Gulf of Mexico fleet through business combinations and the purchase and construction of vessels. In January 2001, the Company acquired all of the issued and outstanding shares of Plaisance Marine, Inc. ("Plaisance"), which owned 2 vessels and purchased 4 additional vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet was $20.1 million, including $16.2 million paid in cash, the assumption of $0.7 million of debt, and the issuance of 71,577 shares of Common Stock from treasury, valued at $3.2 million on the closing date. In February 2001, the Company acquired all of the issued and outstanding shares of Gilbert Cheramie Boats, Inc. and related companies (collectively, "Cheramie"), which owned 24 vessels, for $72.0 million and 2 vessels from Rincon Marine, Inc. ("Rincon") for $19.7 million, including $6.1 million in cash and the assumption of $13.6 million in debt. The Company commissioned the construction of six U.S. flag vessels in 2001 at a cost of approximately $25.0 million.

        NORTH SEA. The principal activities of the Company's North Sea fleet, comprised of 47 vessels at December 31, 2001, are the provisioning of standby safety, supply and anchor handling towing supply vessel services to platform and rig operators in the region, which encompasses offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland. Two supply and 10 standby safety vessels were managed by the Company for third party owners and 2 additional standby safety vessels participate in joint ventures, one in which the Company owns a majority equity interest. See "Joint Ventures and Pooling Arrangements" for discussion of joint venture vessel activities and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services" for discussion of managed vessel activity. At December 31, 2001, there were approximately 121 vessels certified for North Sea standby safety operations and 112 supply and 89 anchor handling towing supply vessels working in the North Sea.

        Demand in the North Sea market for standby safety vessel services developed in 1991 after the United Kingdom promulgated legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The Company believes that it was one of the first companies to convert vessels for use in standby safety service.

        In May 2001, the Company acquired all of the issued and outstanding shares of Stirling Shipping Holdings Limited ("Stirling Shipping"), which owned 12 vessels and construction contracts for 2 additional vessels. Aggregate consideration was (pound)54.3 million ($77.1 million based on exchange rates in effect and the price of Common Stock on the closing date), consisting of (pound)29.9 million, or $43.0 million, in cash, (pound)14.7 million, or $21.2 million, in one-year loan notes, and 285,852 shares of Common Stock issued from treasury, valued at $12.9 million. Stirling Shipping's long term debt at closing was approximately (pound)43.0 million, or $61.9 million. Stirling Shipping's 2 new construction vessels were delivered to the Company in the first quarter of 2002.

        LATIN AMERICA. The Company provides vessel services in Latin America for both exploration and production activities. At December 31, 2001, the Company owned, either directly or through joint ventures, and/or operated 45 vessels in this region, including 27 based in Mexican ports and 18 based in ports of Trinidad, Brazil, Chile, Argentina and Venezuela. Joint venture corporations in which the Company owns an equity interest owned 26 of its Latin American vessels and bareboat or time chartered-in an additional 11 vessels, 7 from the Company and 4 from outside sources. See "Joint Ventures and Pooling Arrangements" for discussion of joint venture vessel activities. The Company bareboat chartered-out 4 additional vessels to a Brazilian customer.

        Operating conditions in Mexico are similar to those in the U.S. Gulf of Mexico; however, demand for vessels in Mexico has been affected historically to a significant degree by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. PEMEX has an aggressive budget for 2002, which, if implemented, will increase vessel demand offshore Mexico. At December 31, 2001, there were approximately 280 vessels operating in Mexico, including tugs and barges.

        In Trinidad, expansion of a LNG facility continues to drive demand for natural gas, and in late 2001, the largest oil discovery in decades was made off the country's East Coast. Brazil, a premier deepwater market, saw modest increases in drilling activity during 2001 by multinational oil companies and Petrobras, the state owned oil company. Approximately 15 international oil companies presently have concessions to explore offshore Brazil. Offshore drilling and production activities in Venezuela, Chile and Argentina have been steady. Petroleos de Venezuela, S.A., the state owned oil company in Venezuela, has plans to increase offshore drilling along its border with Trinidad, where multinational oil companies operating off the Southern Coast of Trinidad have discovered significant gas reserves.

        WEST AFRICA. At December 31, 2001, the Company owned and/or operated 30 vessels and, through a joint venture, bareboat chartered-out a vessel to a customer in West Africa. Competition is very concentrated in this market with only 6 principal vessel operators managing approximately 240 vessels. See "Joint Ventures and Pooling Arrangements" for discussion of joint venture vessel activities. The need for vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support.

        ASIA. At December 31, 2001, the Company's fleet in Asia was comprised of 21 vessels, including 1 vessel constructed during the year at a cost of $11.5 million. Joint venture corporations in which the Company owns an equity interest owned 10 of the vessels in this fleet. See "Joint Ventures and Pooling Arrangements" for discussion of joint venture vessel activities. At December 31, 2001, there were in excess of 250 vessels operated by approximately 17 companies supporting exploration, production, construction and special project activities in Asia.

        OTHER FOREIGN. At December 31, 2001, 10 of the Company's other foreign vessels operated from bases located in France, Greece, Egypt and Turkmenistan. Joint venture corporations in which the Company owns an equity interest owned 8 of these vessels and 2 vessels owned by the Company were bareboat chartered-out. See "Joint Ventures and Pooling Arrangements" for discussion of joint venture vessel activities.

                JOINT VENTURES AND POOLING ARRANGEMENTS

        The Company has formed or acquired interests in offshore marine joint ventures and entered into pooling arrangements with various third parties to enter new markets, enhance its marketing capabilities and facilitate operations in certain foreign markets. These arrangements have allowed the Company to expand its fleet or marine related operations while diversifying the risks and reducing the capital outlays associated with independent expansion.

        TMM JOINT VENTURE. In 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") that is comprised of two corporations, Maritima Mexicana, S.A., a Mexican corporation, and SEAMEX International Ltd., a Liberian corporation, in each of which the Company owns a 40% equity interest. The TMM Joint Venture has enabled the Company to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for the Company's fleet in the region. At December 31, 2001, the TMM Joint Venture owned 17 vessels and chartered-in an additional 10 vessels, including 6 from the Company and 4 from outside sources.

        LOGISTICS JOINT VENTURE. The Company holds a 67% equity interest in Energy Logistics, Inc., a joint venture corporation that provides shorebase, marine transport and other supply chain management services in support of offshore exploration and production operations primarily in the U.S. Gulf of Mexico that was incorporated in 1996. Energy Logistics, Inc. owns Liberty Services, Inc. ("Liberty"), which has provided base services, equipment rental and personnel in support of the offshore energy industry for over 15 years. At December 31, 2001, Energy Logistics, Inc. and Liberty (collectively referred to as "ELI") operated shorebase support facilities in Louisiana and employed eight of the Company's crew and utility vessels in its operations.

        PELICAN JOINT VENTURE. In December 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns eight newly built Fast Support Intervention Vessels. The Pelican fleet is currently employed in Asia and will also be marketed in the Middle East jointly by Pelican and the Company. Penguin built seven of the eight Pelican vessels. Pelican currently has offices in Jakarta, Indonesia and Singapore.

        ULTRAGAS JOINT VENTURE. In 1996, the Company acquired an equity interest in Ultragas Smit Lloyd Ltda ("Ultragas") and certain other entities affiliated with Ultragas that own and operate vessels serving the oil and gas industry in Latin America. In 1997, the Company and a subsidiary of Sociedad Naviera Ultragas Ltda, the Company's joint venture partner in Ultragas and its affiliated companies, formed an additional corporation for the purpose of owning and operating additional vessels. As of December 31, 2001, the Ultragas joint venture owned five vessels that were operating in Chile, Argentina and Brazil. The Company's ownership interests in entities comprising the Ultragas joint venture range from 25.7% to 50%.

        OTHER JOINT VENTURES. At December 31, 2001, the Company participated in 7 additional joint ventures that provide vessel services to the oil and gas industry. Participation in many of the vessel joint ventures resulted from a transaction with SMIT Internationale N.V. ("SMIT") that was consummated in December 1996 (the "SMIT Transaction"), in which the Company acquired, among other things, equity interests in joint ventures that were owned by SMIT and structured a joint venture with SMIT that increased its international market presence. At December 31, 2001, these other joint ventures owned 16 vessels, including 2 remaining to be sold under one of the other joint venture's plan of liquidation, and operated in Trinidad, Asia, the Middle East, the Mediterranean, West Africa, Venezuela and the North Sea.

        Since 1995, the Company had been a party to a pooling arrangement with a UK corporation pursuant to which the Company and its pooling partner jointly marketed certain of their standby safety vessels to North Sea customers. Under this arrangement, operating revenues were pooled and allocated to the respective companies pursuant to a formula based on the class of vessels each company contributed to the pool. In 2001, the Company and its partner terminated this pooling arrangement.

        An additional joint venture assists with management of the Company's vessels operating off the coast of Nigeria.

                CUSTOMERS AND CONTRACT ARRANGEMENTS

        The Company offers offshore marine services to over 200 customers, including major integrated oil companies and large independent oil and gas exploration and production companies and has enjoyed long standing relationships with many of them. The percentage of revenue attributable to any individual customer varies from time-to-time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 2001, approximately 11% of the Company's offshore marine segment's operating revenues were earned from services provided to ExxonMobil Corporation.

        The majority of the vessels in the Company's fleet are time chartered to customers pursuant to which the customer rents a vessel and the Company provides all necessary support for its safe and efficient operation. Vessel operating expenses are typically the responsibility of the Company except that generally fuel and lubricants are provided by the customer. In return for providing time charter services, the Company is paid a daily rate of hire. The Company also charters-out vessels from its fleet to customers under bareboat charter agreements. Pursuant to these agreements, the Company provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel's operating expenses and generally assumes all risk of operation. The daily rate of hire that the Company charges under a bareboat charter agreement is lower than that under a time charter agreement.

        Customers for vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service and duration of employment. Charter terms may vary from several days to several years.

                RISKS OF FOREIGN OPERATIONS

        For the years ended December 31, 1999, 2000 and 2001 approximately 36%, 30% and 42%, respectively, of the Company's offshore marine revenues were derived from its foreign operations. The Company's foreign offshore marine operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

                INDUSTRY CONDITIONS

        Exploration and drilling activities, which affect the demand for vessels, are influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of current market conditions.

                COMPETITION

        The offshore marine service industry is highly competitive. In addition to price, service and reputation, the principal competitive factors for fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support and the cost of transferring equipment from one market to another.

        Although there are many suppliers of offshore marine services, management believes that only Tidewater Inc. operates in all geographic markets and has a substantial percentage of the domestic and foreign offshore marine market in relation to that of the Company and its other competitors.

                GOVERNMENT REGULATION

        DOMESTIC REGULATION. The Company's operations are subject to significant federal, state and local regulations, as well as international conventions. The Company's domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (the "Coast Guard"), the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the Coast Guard is authorized to inspect vessels at will.

        The Company is also subject to the Shipping Act, 1916, as amended (the "Shipping Act"), and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the Shipping Act, the "Acts"), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S.: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

        To facilitate compliance with the Acts, the Company's Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of the Company's capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25.0%) and authorizes the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24.0%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, the Company's Amended and Restated By-Laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and Chief Executive Officer and the President, all of whom must be U.S. citizens.

        FOREIGN REGULATION. The Company, through its subsidiaries, joint ventures and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, Panama, Liberia, the Philippines, Argentina, Trinidad and Mexico. The vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction of registration of the vessels is a party. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships,
        (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the UK pursuant to the UK Safety Act.

        ENVIRONMENTAL REGULATION. The Company's vessels routinely transport diesel fuel to offshore rigs and platforms and carry diesel fuel for their own use; certain bulk chemical materials used in drilling activities; rig-generated wastes to shore for delivery to waste disposal contractors; and liquid mud which contains oil and oil by-products. These operations are subject to a variety of federal and analogous state statutes concerning matters of environmental protection. Statutes and regulations that govern the discharge of oil and other pollutants onto navigable waters include the Oil Pollution Act of 1990, as amended ("OPA 90"), and the Clean Water Act of 1972, as amended (the "Clean Water Act"). The Clean Water Act imposes substantial potential liability for the costs of remediating releases of petroleum and other substances in reportable quantities. State laws analogous to the Clean Water Act also specifically address the accidental release of petroleum in reportable quantities.

        OPA 90, which amended the Clean Water Act, increased the limits on liability for oil discharges at sea, although such limits do not apply in certain listed circumstances. In addition, some states have enacted legislation providing for unlimited liability under state law for oil spills occurring within their boundaries. Other environmental statutes and regulations governing the Company's offshore marine operations include, among other things, the Resource Conservation and Recovery Act, as amended ("RCRA"), which regulates the generation, transportation, storage and disposal of on-shore hazardous and non-hazardous wastes; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), which imposes strict and joint and several liability for the costs of remediating historical environmental contamination; and the Outer Continental Shelf Lands Act, as amended ("OCSLA"), which regulates oil and gas exploration and production activities on the Outer Continental Shelf.

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

        In addition to these federal and state laws, local laws and regulations and certain international treaties to which the U.S. is a signatory, such as MARPOL 73/78, subject the Company to various requirements governing waste disposal and water and air pollution.

        ENVIRONMENTAL SERVICES

                GENERAL

        The Company's environmental service business provides contractual oil spill response and other professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by OPA 90 and various state regulations. The Company's environmental services are provided primarily through its wholly owned subsidiaries, National Response Corporation ("NRC"), International Response Corporation ("IRC") and ERST/O'Brien's Inc. ("ERST"). These services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events. NRC has acted as the principal oil spill response contractor on several of the largest oil spills that have occurred in the United States since the enactment of OPA 90.

        The market for contractual oil spill response and other related training and consulting services grew substantially since 1990, when the United States Congress passed OPA 90 after the Exxon Valdez oil spill in Alaska. OPA 90 requires that all tank vessels operating within the Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the United States develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill. Today, almost 12 years since OPA 90's enactment, the market for these services has stabilized and has become very competitive for the numerous companies that now provide related services.

                EQUIPMENT AND SERVICES

        OIL SPILL RESPONSE SERVICES. The Company owns and maintains specialized equipment that is positioned in designated areas to comply with regulations promulgated by the Coast Guard and has personnel trained to respond to oil spills as required by customers and regulations. Included in the equipment are 10 oil spill response vessels and 6 oil spill response barges. The Company provides these services on the East, Gulf and West Coasts of the United States as well as in the Caribbean and Hawaii.

        When an oil spill occurs, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company has established a network of approximately 130 independent oil spill response contractors that may assist it with the provisioning of equipment and personnel.

        TRAINING, DRILL AND OTHER PROFESSIONAL SERVICES. The Company has developed customized training programs for industrial companies that educate personnel on the risks associated with the prevention of, and response to, oil spills, handling of hazardous materials, fire fighting and other crisis-related events. The Company also plans for and participates in customer oil spill response drills and other response exercises and drafts vessel response plans. The Company's drill services and training programs are offered both on a stand-alone basis and as part of its base retainer services.

        INTERNATIONAL. The Company operates its environmental service business internationally primarily through IRC. Client services of IRC include oil spill response, training, exercise support and special projects in assessing risk of spills, response preparedness, strategies and resource requirements. International response services are currently provided in the Southeast Asia, Indian Ocean, Caribbean and Latin America regions. Joint ventures have been formed with local partners in Thailand, Brazil and Venezuela to provide spill response and other services to multinational oil companies, governments and industries. Oil spill response and related consulting service revenues derived from foreign operations have not been material.

                CUSTOMERS AND CONTRACT ARRANGEMENTS

        The Company offers its retainer services and oil spill response services primarily to the domestic and international shipping community and to owners of facilities such as refineries, pipelines, exploration and production platforms and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services on one-time bases, including, under certain circumstances, the Coast Guard. The Company presently has approximately 750 retainer customers. The Company's arrangements with these customers include both short-term contracts (one year or less) and long-term agreements, in some cases as long as ten years from inception. For the fiscal year ended December 31, 2001, approximately 21% and 14% of the Company's environmental retainer revenue was received from Citgo Petroleum Corporation and El Paso Corporation, respectively.

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

        The Company also generates revenue from the supervision of activities in response to oil spill emergencies. The level of spill activity can dramatically impact the Company's environmental service revenue. A single large spill can contribute significantly to overall revenues and to operating income. However, the Company is unable to predict revenue from oil spills. Further, based on recent statistics, it appears as though OPA 90 has had the intended beneficial effect of reducing the number and magnitude of oil spills.

                COMPETITION

        The principal competitive factors in the environmental service business are price, service, reputation, experience and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level has created a lower barrier to entry in several market segments, which has increased the number of competitors. The Company's oil spill response business faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by major integrated oil companies, other industry cooperatives and also from smaller contractors who target specific market niches. The Company's environmental consulting business faces competition from a number of relatively small privately held spill management companies.

                GOVERNMENT REGULATION

        NRC is classified by the Coast Guard as an Oil Spill Removal Organization ("OSRO"). The OSRO classification process is strictly voluntary and plan holders who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process represents standard guidelines by which the Coast Guard and plan holders can evaluate an OSRO's potential to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations. NRC holds OSRO classification under the current Coast Guard guidelines for every port in the continental United States, Hawaii and the Caribbean.

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

        When responding to third party oil spills, the Company's environmental service business enjoys immunity from imposition of liability under federal law and some state laws for any damages arising from its response efforts, except for deaths, personal injuries or if the Company's environmental service business is found to be grossly negligent or to have engaged in willful misconduct. The Company's environmental service business maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims that may arise.

        OTHER INVESTMENTS

                INLAND RIVER BUSINESS

        The Company's inland river business was established in the third quarter of 2000 upon its acquisition of newly constructed inland river hopper barges ("barges") and was further expanded upon acquiring SCF Corporation ("SCF"), a company that owned and operated barges, in December 2000. SCF has a history of operating barges, dating back to 1983. The Company's barges service the agriculture and industrial sectors within the United States that are strategically aligned along the Mississippi River and its tributaries. At December 31, 2001, the Company controlled 338 barges, including 101 directly owned, 11 owned by a 50% owned partnership and 226 managed for third parties.

                INVESTMENT IN CHILES OFFSHORE

        Chiles Offshore was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. Chiles Offshore presently operates three of the nine existing ultra-premium jackup drilling rigs in the world. Two of the rigs are currently operating in the U.S. Gulf of Mexico and the third rig is working offshore Trinidad. Chiles Offshore has owned two of its three rigs since 1999 and acquired the third rig in 2001 for an aggregate purchase price of $111.0 million.

        In 2000, Chiles Offshore entered into an agreement with Keppel FELS Limited ("Keppel") to construct two ultra-premium jackup drilling rigs of the KFELS Mod V "B" design at an aggregate construction cost estimated not to exceed $222.0 million, exclusive of interest and other capitalized costs. One rig was delivered to Chiles Offshore in February 2002 and, after commissioning, is expected to enter service under a long-term contract. The second rig is expected to enter service during the third quarter of 2002. Chiles Offshore also has an option agreement with Keppel to build up to two additional rigs of the design presently under construction. If Chiles Offshore does not exercise an option to construct one of the two additional rigs by April 6, 2002, both construction options will expire.

        Chiles Offshore files reports with the Commission and its shares are traded on the American Stock Exchange under the trading symbol "COD."

                OTHER ACTIVITIES

        In 1998, the Company acquired an interest in the predecessor of Globe Wireless, L.L.C. ("Globe Wireless") and now owns, through its ownership of senior convertible preferred units, approximately 38% of the voting units issued by Globe Wireless. Globe Wireless operates a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides Telex-Over-Radio and Satellite messaging services to the maritime industry.

        In addition, the Company, from time-to-time, makes investments in other related businesses.

        SEGMENT AND GEOGRAPHIC INFORMATION

        Financial data for segment and geographic areas is reported in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "Item 8. Consolidated Financial Statements - Note 13. Major Customers and Segment Data" included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

        EMPLOYEES

        As of December 31, 2001, the Company directly or indirectly employed approximately 3,400 individuals. Of those directly employed, approximately 1,425 work aboard vessels and 515 work ashore. The shorebase staff, including administrative, shore support and managerial personnel, approximated 390 in the offshore marine business segment, 100 in the environmental business segment, 8 in the barge business segment and 17 corporate employees.

        All indirect employees support vessel operations. In Nigeria, a joint venture company assists with vessel management and, at December 31, 2001, employed approximately 200 shipboard and 70 administrative, shore support and managerial personnel. Also at December 31, 2001, the Company's North Sea operations were provided 70 shipboard personnel pursuant to an agreement with SMIT and an additional 1,120 seamen through various manning agencies.

        ITEM 2.      PROPERTIES

        SEACOR's executive offices are located in Houston, Texas and New York, New York. Headquarters for the Company's two principal business segments, offshore marine and environmental, are located in Houston, Texas and Great River, New York, respectively.

        The Company maintains additional facilities in support of its offshore marine, environmental service and barge operations. Domestically, the offshore marine service segment's largest base of operation is located in Morgan City, Louisiana and adjacent communities that include administrative offices, warehouse facilities and a waterfront site for vessel dockage. Other domestic offshore marine service segment facilities are located primarily in Louisiana cities that serve as ports-of-call for many customers and represent strategically dispersed operating bases along the U.S. Gulf of Mexico. In its foreign operations, the offshore marine service segment maintains offices in the United Kingdom, Singapore, France and the Netherlands in support of its widely dispersed foreign fleet. The environmental service segment maintains offices in 14 cities, primarily located in the United States. Headquarters for the inland barge segment is St. Louis, Missouri. The Company believes that its facilities, including waterfront locations used for vessel dockage and the undertaking of certain vessel repair work, provide an adequate base of operations for the foreseeable future. Information regarding the Company's fleet is included in Item 1 of this Form 10-K.

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

        ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

        ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

        Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company at December 31, 2001 were as follows:

             Name                           Age                                           Position
--------------------------------     ------------------       -----------------------------------------------------------------
Charles Fabrikant                           57                Chairman of the Board of Directors,
                                                              President and Chief Executive Officer
Randall Blank                               51                Executive Vice President, Chief Financial
                                                              Officer and Secretary
Milton Rose                                 57                Vice President
Rodney Lenthall                             56                Vice President
Lenny Dantin                                49                Vice President and Chief Accounting Officer
Dick Fagerstal                              41                Vice President and Treasurer
Alice Gran                                  52                Vice President and General Counsel
Andrew Strachan                             54                Vice President

        Charles Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR and has served as a director of certain of SEACOR's subsidiaries since December 1989. He has been President of SEACOR since October 1992. For more than five years preceding its acquisition by SEACOR in December 2000, Mr. Fabrikant served as Chairman of the Board and Chief Executive Officer of SCF. For more than the past five years, Mr. Fabrikant has been the President of Fabrikant International Corporation ("FIC"), a privately owned corporation engaged in marine operations and investments that may be deemed an affiliate of the Company. Mr. Fabrikant is Chairman of the Board of Chiles Offshore and a director of Globe Wireless. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

        Randall Blank has been Executive Vice President and Chief Financial Officer of SEACOR since December 1989 and has been the Secretary since October 1992. From December 1989 to October 1992, Mr. Blank was Treasurer of SEACOR. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since January 1990. Mr. Blank is a director of Chiles Offshore and Globe Wireless.

        Milton Rose has been a Vice President of SEACOR and President and Chief Operating Officer of its Americas Division since January 1993. Mr. Rose also serves as a director of various SEACOR joint ventures. From 1985 to January 1993, Mr. Rose was Vice President-Marine Division for Bay Houston Towing Company, a provider of ship docking and contract towing services.

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

        Lenny Dantin has been Vice President and Chief Accounting Officer of SEACOR since March 1991. From October 1992 to May 2000, Mr. Dantin was Treasurer of SEACOR. In addition, Mr. Dantin has been an officer and director of certain of SEACOR's subsidiaries since January 1990. Since 1994, Mr. Dantin has been a director of the two companies comprising the TMM Joint Venture.

        Dick Fagerstal has been Vice President of Finance since August 1997 and has served as its Treasurer since May 2000. Mr. Fagerstal has also served as a director of certain of SEACOR's subsidiaries since August 1997. Mr. Fagerstal has been the Senior Vice President and Chief Financial Officer of Chiles Offshore since August 1997 and has served as its Secretary since February 1998. Mr. Fagerstal has also served as a director of Chiles Offshore since August 1997. From February 1986 to August 1997, Mr. Fagerstal served as a bank officer for the New York office of Den norske Bank ASA.

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

                                                                           HIGH             LOW
                                                                        ------------     -----------
     Fiscal Year Ending December 31, 2000:
       First Quarter...........................................           41.7500         29.0417
       Second Quarter..........................................           44.7083         36.2500
       Third Quarter...........................................           46.7500         38.0000
       Fourth Quarter..........................................           54.5000         38.8750

F    Fiscal Year Ending December 31, 2001:
       First Quarter...........................................           54.5000         44.5000
       Second Quarter..........................................           49.2800         43.0000
       Third Quarter...........................................           48.1500         34.5100
       Fourth Quarter..........................................           47.5000         34.2500

     Fiscal Year Ending December 31, 2002:
       First Quarter (through March 20, 2002)..................           49.7000         40.1000

        As of March 20, 2002, there were 152 holders of record of the Common Stock.

        SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any dividends in the foreseeable future. Instead, SEACOR intends to retain earnings for working capital and to finance the expansion of its business. Any payment of future dividends will be at the discretion of SEACOR's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions, including the provisions of the Company's revolving credit facility.

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

                                                                               Year Ended December 31,
                                                      --------------------------------------------------------------------------
                                                           1997           1998           1999           2000           2001
                                                        ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
Operating Revenues...................................$      346,948 $      385,791 $      289,425 $      339,941 $      434,790
Costs and Expenses:
   Operating expenses.................................      167,493        187,722        166,786        201,452        234,551
   Administrative and general.........................       28,299         36,102         34,744         39,548         49,980
   Depreciation and amortization......................       36,538         36,449         41,282         51,189         58,324
                                                        ------------   ------------   ------------   ------------   ------------
Operating Income......................................      114,618        125,518         46,613         47,752         91,935
Net interest income (expense).........................       (1,412)         2,548         (1,835)       (10,027)        (8,452)
Gain from equipment sales or retirements, net.........       61,928         38,338          1,677          7,628          9,030
Other income (expense)(1).............................          569          6,492         (2,939)        16,305         11,208
                                                        ------------   ------------   ------------   ------------   ------------
Income before income taxes, minority interest,
   Equity in net earnings of 50% or less owned
   Companies and extraordinary item...................      175,703        172,896         43,516         61,658        103,721
Income tax expense....................................       61,384         60,293         15,249         20,580         36,058
                                                        ------------   ------------   ------------   ------------   ------------
Income before minority interest, equity in
   Net earnings of 50% or less owned
   Companies and extraordinary item...................      114,319        112,603         28,267         41,078         67,663
Minority interest in (income) loss of subsidiaries....         (301)        (1,612)         1,148         (3,393)          (372)
Equity  in  net   earnings  of  50%  or  less  owned          5,575         13,627            330         (3,565)         4,306
companies.............................................
                                                        ------------   ------------   ------------   ------------   ------------
Income before extraordinary item......................      119,593        124,618         29,745         34,120         71,597
Extraordinary  item - gain (loss) on  extinguishment
of                                                             (439)         1,309          1,191              -           (896)
   Debt, net of tax...................................
                                                        ------------   ------------   ------------   ------------   ------------
Net income...........................................$      119,154 $      125,927 $       30,936 $       34,120 $       70,701
                                                        ============   ============   ============   ============   ============
Income before Extraordinary Item(2) :
      Basic earnings per common share................$         5.76 $         6.32 $         1.66 $         2.02 $         3.68
      Diluted earnings per common share...............         5.00           5.45           1.64           1.92           3.47

STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities.............$      105,548 $      122,141 $       47,872 $       65,251 $      111,420
   Cash provided by (used in) investing activities....     (215,087)      (149,202)        39,779        (31,012)       (76,638)
   Cash provided by (used in) financing activities....      135,468         27,308        (82,686)        14,222        (77,455)

OTHER FINANCIAL DATA:
   EBITDA(3).........................................$      157,341 $      174,293 $       91,977 $       90,537 $      156,034

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents(4)......................$      175,381 $      175,267 $      178,509 $      224,219 $      180,394
   Total assets.......................................    1,019,801      1,257,975      1,196,991      1,132,730      1,298,138
   Long-term debt.....................................      358,714        472,799        465,661        377,955        256,675
   Stockholders' equity...............................      474,014        542,782        508,130        552,552        743,698

----------
(1) In 1999, 2000 and 2001, other income primarily included gains and losses from the sale of marketable securities, derivative transactions and the sale of investments in 50% or less owned companies. In 2000, other income additionally included a gain upon the sale of shares of Chiles Offshore.
(2) Computations of basic and diluted income before extraordinary item per common share give effect for SEACOR's June 15, 2000 three-for-two stock split.
(3) As used herein, "EBITDA" is operating income plus depreciation and amortization, amortization of deferred mobilization costs, which is included in marine operating expenses, minority interest in (income) loss of subsidiaries and equity in net earnings of 50% or less owned companies, before applicable income taxes. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity.
(4) Cash and cash equivalents excluded restricted cash in 1997, 1998, 1999, 2000 and 2001 of $46,983, $69,234, $21,985, $40,759 and $55,290,
        respectively, and marketable securities in 1997, 1998, 1999, 2000 and 2001 of $160,440, $194,703, $73,005, $82,181 and $22,371, respectively.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        Through its subsidiaries and joint venture arrangements, the Company furnishes offshore support services to the oil and gas exploration and production industry and provides contractual oil spill response and professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils. The Company's offshore support vessels operate principally in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa and Asia and its oil spill and professional services are primarily provided in the U.S.

        The Company's business is primarily comprised of two segments, offshore marine services and environmental services. Upon completion of the September 22, 2000 initial public offering of the common stock of Chiles Offshore, the Company's drilling service business segment, the Company's ownership interest in Chiles Offshore declined below 50% and the Company began accounting for its interest in Chiles Offshore under the equity method. As a result, the Company no longer accounts for its investment in Chiles Offshore as a segment.

        OFFSHORE MARINE SERVICE SEGMENT

        The Company's offshore marine service segment provides marine transportation, logistics and related services primarily dedicated to supporting oil and gas exploration and production.

        The offshore marine service segment's operating revenues are primarily affected by the number of vessels owned and bareboat and time chartered-in, as well as rates per day worked and utilization of the Company's fleet. Overall utilization for any vessel with respect to any period is the ratio of aggregate number of days worked by such vessel to total calendar days available during such period. The rate per day worked for any vessel with respect to any period is the ratio of total time charter revenue of such vessel to the aggregate number of days worked by such vessel for such period.

        The Company has expanded its fleet from 83 vessels at January 1, 1995 to 325 vessels at December 31, 2001. During the year ended December 31, 2001, the Company acquired or chartered-in 63 vessels and disposed or terminated the charter-in of 47 vessels. Ten vessels were sold and leased-back in 2001. Since 1997, the Company has deposited proceeds from the sale of certain vessels into restricted cash accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels.

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

                                                                       Year Ended December 31,
                                                            ----------------------------------------------
                          Fleet                                 1999            2000            2001
----------------------------------------------------------  -------------   --------------  --------------
Rates per Day Worked ($):(1)(2)
   Anchor Handling Towing Supply.........................       11,869          11,410          13,548
   Crew..................................................        2,493           2,645           3,313
   Geophysical, Freight and Other........................        5,576           5,341           5,406
   Mini-Supply...........................................        2,094           2,041           3,071
   Standby Safety........................................        6,045           5,328           5,448
   Supply and Towing Supply..............................        5,526           5,251           7,771
   Utility...............................................        1,669           1,609           1,895
       Overall Fleet.....................................        3,929           3,865           5,040

                                                                       Year Ended December 31,
                                                            ----------------------------------------------
                          Fleet                                 1999            2000            2001
----------------------------------------------------------  -------------   --------------  --------------
Overall Utilization (%):(1)
   Anchor Handling Towing Supply.........................         73.5            70.7            84.6
   Crew..................................................         83.0            94.3            93.4
   Geophysical, Freight and Other........................         55.7            60.4            51.8
   Mini-Supply...........................................         81.5            92.9            91.7
   Standby Safety........................................         74.1            79.0            87.3
   Supply and Towing Supply..............................         69.3            74.1            88.8
   Utility...............................................         65.2            55.0            56.1
       Overall Fleet.....................................         73.1            75.7            81.1

                      --------------
                      (1) Rates per day worked and overall utilization figures
                          exclude owned vessels that are bareboat chartered-out,
                          vessels owned by corporations that participate in
                          pooling arrangements with the Company, joint venture
                          vessels and managed vessels and include vessels
                          bareboat and time chartered-in by the Company.
                      (2) Revenues for certain of the Company's vessels,
                          primarily its North Sea fleet, are earned in foreign
                          currencies, primarily Pounds Sterling, and have been
                          converted to U.S. dollars at the weighted average
                          exchange rate for the periods indicated.

        The Company earns operating revenues primarily from the time or bareboat charter-out of vessels, which are owned or bareboat or time chartered-in. At December 31, 2001, the Company had 14 vessels bareboat chartered-out, including 5 vessels operated by the Company's joint ventures. At various times, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of those managed vessels are not generally included in operating results, but the Company does recognize a management fee in operating revenues.

        The table below sets forth the Company's fleet structure at the dates indicated.

                                                                             At December 31,
                                                               --------------------------------------------
                      Fleet Structure                              1999            2000           2001
-------------------------------------------------------------  --------------  -------------  -------------
Domestic:
   Owned......................................................        160             148            148
   Bareboat and Time Chartered-in.............................         21              18             23
   Managed....................................................          -               -              -
   Joint Ventures and Pools(1)................................          -               -              -
                                                               --------------  -------------  -------------
                                                                      181             166            171
                                                               --------------  -------------  -------------
Foreign:
    Owned.....................................................         62              79             90
    Bareboat and Time Chartered-in............................          7               3              2
    Managed...................................................          1               5             12
    Joint Ventures and Pools(1)...............................         43              52             50
                                                               --------------  -------------  -------------
                                                                      113             139            154
                                                               --------------  -------------  -------------
      Total Fleet.............................................        294             305            325
                                                               ==============  =============  =============

                      --------------------
                     (1) See "Item 1. Business - Joint Ventures and Pooling Arrangements."

        Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs and marine insurance. In addition to variable vessel operating expenses, the offshore marine business segment incurs fixed charges related to the depreciation of property and equipment and charter-in hire. Depreciation is a significant operating expense and the amount related to vessels is the most significant component. Most vessels chartered-in by the Company resulted from sale and lease-back transactions.

        Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal year or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the years ended December 31, 1999, 2000 and 2001, drydocking costs totaled $5.5 million, $7.3 million and $10.1 million, respectively. During those same periods, the Company completed the drydocking of 81, 80 and 99 marine vessels, respectively.

        A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period.

        The worldwide offshore rig count in 2001 decreased from the previous year due primarily to declining oil and natural gas prices. There were approximately 418 offshore mobile rigs in operation worldwide at year-end 2001, representing a 5% decrease from the count at the prior year-end. U.S. Gulf of Mexico drilling rig utilization fell from approximately 175 offshore mobile rigs at the end of 2000 to approximately 120 offshore mobile rigs at the end of 2001; whereas, utilization of drilling rigs operating internationally actually improved from 265 offshore mobile rigs working at the end of 2000 to 298 offshore mobile rigs in service at the end of 2001.

        In response to high oil and gas commodity prices, drilling in the U.S. Gulf of Mexico was very active in the first half of 2001 but began to decline mid-year from the slowdown in the economy, a cool summer, fuel switching and then the tragedy of September 11. The unusually warm winter of 2001-2002 also contributed to the decrease in demand for offshore drilling and consequently the demand for the Company's vessels in the U.S. Gulf of Mexico. Throughout these same periods, international drilling activity remained steady, as did the utilization of the Company's foreign fleet.

        Recently, natural gas and oil prices have begun to increase. As a result, demand for the Company's vessels may increase in response to more offshore drilling activity in the U.S. Gulf of Mexico. International activity has remained stable.

        ENVIRONMENTAL SERVICE SEGMENT

        The Company's environmental service segment provides contractual oil spill response and other related training and consulting services. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators and pipeline operators. The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment.

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

        Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenue can vary greatly between comparable periods and the revenue from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to (i) payments to sub-contractors for labor, equipment and materials, (ii) direct charges to the Company for equipment and materials, (iii) participation interests of others in gross profits from oil spill response and (iv) training and exercises related to spill response preparedness.

        The Company charges consulting fees to customers for customized training programs, its planning of and participation in customer oil spill response drill programs and response exercises and other special projects.

        The principal components of the Company's operating costs are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

        OTHER INVESTMENTS

                INLAND RIVER OPERATIONS

        The Company's inland river business earns operating revenues primarily from voyage affreightments under which customers are charged for a committed space to transport cargo for a specific time from a point of origin to a destination at an established rate per ton. Revenues are also earned while cargo is stored aboard barges and when barges are chartered-out to third parties. Barge operating expenses are typically differentiated between those directly related to voyages and all other barge operating costs. Voyage expenses primarily include towing, switching, fleeting and cleaning costs; whereas, non-voyage related operating expenses include such costs as repairs, insurance and depreciation.

        The Company's directly owned barges and certain of those managed for third parties participate in two pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to respective participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in the pool.

        The Company has contracts or commitments to build 174 barges in 2002.

                INVESTMENT IN CHILES OFFSHORE

        The Company consolidated the reporting of financial information of drill rig operator Chiles Offshore, due to its majority ownership, from its inception in 1997 until its initial public offering of common stock (the "Chiles IPO"). On September 22, 2000, Chiles Offshore completed the Chiles IPO. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%, at which point the Company ceased consolidating Chiles Offshore's financial condition, results of operations and cash flows and began accounting for its interest in Chiles Offshore using the equity method. At December 31, 2001, Company's ownership percentage in Chiles Offshore was 23.8%. The decline in the Company's ownership percentage since the Chiles IPO was primarily the consequence of Chiles Offshore's issuance of additional shares upon its acquisition of all the share capital of an entity that owned an ultra-premium jackup drilling rig.

        Chiles Offshore derives its revenues primarily from contracts to drill wells for oil and gas operators. In the U.S. Gulf of Mexico, these drilling contracts are typically for terms of 30 to 90 days and provide for base dayrates, which may be subject to adjustments based on performance incentives. In international operations, Chiles Offshore has entered into multi-year drilling contracts.

        For the twelve months ended December 31, 2001, Chiles Offshore's rig utilization was 100% and the average dayrate was $71,609. In calculating average dayrates, Chiles Offshore divides the revenue earned by its rigs during the period by the total number of rig operating days in the period. In addition, Chiles Offshore's average dayrates include any bonuses that may be triggered by achieving performance and safety targets in its drilling contracts.

        Both dayrates and utilization are a function of demand for, and availability of, drilling rigs, which are affected by short- and long-term trends in oil and gas prices, which are, in turn, related to the demand for petroleum products, the current availability of oil and gas resources and the general level of worldwide economic activity.

        Rig operating expense consists primarily of crew costs, insurance, inspections, repair and maintenance and other related costs. General and administrative expenses consist primarily of corporate and safety management, administration, marketing, financial and legal expenses.

                OTHER ACTIVITIES

        The Company, from time-to-time, makes investments in other related businesses.

        RESULTS OF OPERATIONS

        The following table sets forth operating revenue and operating profit for the Company's various business segments for the periods indicated, in thousands of dollars. The Company evaluates the performance of each operating segment based upon the operating profit of the segment including gains or losses from equipment sales and retirements and the sale of interests in 50% or less owned companies and equity in the net earnings of 50% or less owned companies, but excluding minority interest in income or losses of subsidiaries, interest income and expense, gains or losses from derivative transactions and the sale of marketable securities, gain upon sale of shares of Chiles Offshore, corporate expenses and income taxes. Operating profit is defined as Operating Income as reported in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Income" included in Part IV of this Annual Report on Form 10-K excluding corporate expenses and net of certain other income and expense items. The disaggregation of financial results has been prepared using a management approach. Segment assets exclude those which the Company considers to be of a corporate nature, including unrestricted cash, marketable securities, certain other assets and property and equipment related to corporate activities. Information disclosed in the table presented below may differ from separate financial statements reported by subsidiaries of the Company due to certain elimination entries required in consolidation.

                                                                                                      Other and
1999                                                      Marine      Environmental    Drilling       Corporate        Total
                                                       -------------  -------------  -------------  --------------  -------------
Operating Revenues -
  External Customers................................ $     258,177  $      22,659  $       7,651  $         938(a)$     289,425
  Intersegment......................................           528            161              -           (689)              -
                                                       -------------  -------------  -------------  --------------  -------------
   Total............................................ $     258,705  $      22,820  $       7,651  $         249   $     289,425
                                                       =============  =============  =============  ==============  =============
Operating Profit (Loss)............................. $      46,158  $       4,801  $        (585) $         144   $      50,518
Gains from Equipment Sales or Retirements, net......         1,661             16              -              -           1,677
Loss from Sale of Interest in a 50% or Less Owned
Company.............................................          (72)             -               -              -             (72)
Equity in Net Earnings (Losses) of 50% or Less
  Owned Companies...................................         4,906            814              -         (3,107)          2,613
Minority Interest in Net Loss of Subsidiaries.......             -              -              -          1,148           1,148
Interest Income.....................................             -              -              -         20,495          20,495
Interest Expense....................................             -              -              -        (22,330)        (22,330)
Derivative Loss, net................................             -              -              -         (1,323)         (1,323)
Losses from Sale of Marketable Securities, net......             -              -              -           (279)           (279)
Corporate Expenses..................................             -              -              -         (5,169)         (5,169)
Income Taxes........................................             -              -              -        (17,533)        (17,533)
                                                       -------------  -------------  -------------  --------------  -------------
    Income (Loss) before Extraordinary Item......... $      52,653  $       5,631  $        (585) $     (27,954)  $      29,745
                                                       =============  =============  =============  ==============  =============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................... $      41,989  $       1,288  $           -  $      33,999   $      77,276
Other Segment Assets................................       621,197         27,650        199,294              -         848,141
                                                       -------------  -------------  -------------  --------------  -------------
  Subtotal Segment Assets...........................       663,186         28,938        199,294         33,999         925,417
Corporate...........................................             -              -              -        271,574         271,574
                                                       -------------  -------------  -------------  --------------  -------------
    Total Assets.................................... $     663,186  $      28,938  $     199,294  $     305,573   $   1,196,991
                                                       =============  =============  =============  ==============  =============

Depreciation and Amortization....................... $      34,936  $       3,815  $       2,478  $          53   $      41,282
=================================================================================================================================
2000
Operating Revenues -
  External Customers................................ $     276,473  $      24,996  $      37,380  $       1,092(b)$     339,941
  Intersegment......................................           458              -              -           (458)              -
                                                       -------------  -------------  -------------  --------------  -------------
   Total............................................ $     276,931  $      24,996  $      37,380  $         634   $     339,941
                                                       =============  =============  =============  ==============  =============

Operating Profit.................................... $      33,830  $       3,655  $      14,615  $         200   $      52,300
Gains from Equipment Sales or Retirements, net......         7,616             13              -              -           7,629
Equity in Net Earnings (Losses) of 50% or Less
  Owned Companies...................................          (396)           619            458         (5,667)         (4,986)
Minority Interest in Net Income of Subsidiaries.....             -              -              -         (3,393)         (3,393)
Interest Income.....................................             -              -              -         17,423          17,423
Interest Expense....................................             -              -              -        (27,450)        (27,450)
Derivative Income, net..............................             -              -              -          6,292           6,292
Gains from Sale of Marketable Securities, net.......             -              -              -          7,562           7,562
Gain upon Sale of Shares of Chiles Offshore.........             -              -              -          4,023           4,023
Corporate Expenses..................................             -              -              -         (6,121)         (6,121)
Income Taxes........................................             -              -              -        (19,159)        (19,159)
                                                       -------------  -------------  -------------  --------------  -------------
    Income (Loss) before Extraordinary Item......... $      41,050  $       4,287  $      15,073  $     (26,290)  $      34,120
                                                       =============  =============  =============  ==============  =============

Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................... $      43,078  $         432  $      68,122  $      26,062   $     137,694
Other Segment Assets................................       635,208         29,516              -         20,267         684,991
                                                       -------------  -------------  -------------  --------------  -------------
  Subtotal Segment Assets...........................       678,286         29,948         68,122         46,329         822,685
Corporate...........................................             -              -              -        310,045         310,045
                                                       -------------  -------------  -------------  --------------  -------------
    Total Assets.................................... $     678,286  $      29,948  $      68,122  $     356,374   $   1,132,730
                                                       =============  =============  =============  ==============  =============

Depreciation and Amortization....................... $      41,936  $       4,005  $       5,144  $         104   $      51,189
=================================================================================================================================

2001
Operating Revenues -
  External Customers................................ $     398,345  $      26,847  $           -  $       9,598(b)$     434,790
  Intersegment......................................           778              -              -           (778)              -
                                                       -------------  -------------  -------------  --------------  -------------
   Total............................................ $     399,123  $      26,847  $           -  $       8,820   $     434,790
                                                       =============  =============  =============  ==============  =============
Operating Profit.................................... $      98,004  $       2,037  $           -  $       2,216   $     102,257
Gains (Losses) from Equipment Sales or Retirements,
net.................................................         9,180              6              -           (156)          9,030
Gain from Sale of Interest in 50% or Less Owned
Companies...........................................           201              -              -              -             201
Equity in Net Earnings (Losses) of 50% or Less
  Owned Companies...................................         5,181             40          5,810         (4,739)          6,292
Minority Interest in Net income of Subsidiaries.....             -              -              -           (372)           (372)
Interest Income.....................................             -              -              -         13,546          13,546
Interest Expense....................................             -              -              -        (21,998)        (21,998)
Derivative Income, net..............................             -              -              -          4,127           4,127
Gains from Sale of Marketable Securities, net.......             -              -              -          5,689           5,689
Corporate Expenses..................................             -              -              -         (9,131)         (9,131)
Income Taxes........................................             -              -              -        (38,044)        (38,044)
                                                       -------------  -------------  -------------  --------------  -------------
    Income (Loss) before Extraordinary Item......... $     112,566  $       2,083  $       5,810  $     (48,862)  $      71,597
                                                       =============  =============  =============  ==============  =============

Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................... $      49,618  $         303  $      77,607  $      26,299   $     153,827
Other Segment Assets................................       875,148         28,412              -         32,310         935,870
                                                       -------------  -------------  -------------  --------------  -------------
  Subtotal Segment Assets...........................       924,766         28,715         77,607         58,609       1,089,697
Corporate...........................................             -              -              -        208,441         208,441
                                                       -------------  -------------  -------------  --------------  -------------
    Total Assets.................................... $     924,766  $      28,715  $      77,607  $     267,050   $   1,298,138
                                                       =============  =============  =============  ==============  =============


Depreciation and Amortization....................... $      52,926  $       4,288  $           -  $       1,110   $      58,324
=================================================================================================================================
(a)        Revenues attributable to the Company's telecommunications business that was acquired in April 1999 and sold in July 1999.
(b)        Revenues attributable to the Company's inland river business that commenced operation in the third quarter of 2000.

        Revenues attributed to geographic areas were based upon the country of domicile for offshore marine and drilling service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment and has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented in thousands of dollars for the years ending December 31.

                                                      1999            2000           2001
                                                   ------------   -------------   ------------
Revenues:
   United States of America...................  $     186,673  $     236,841   $     267,195
   United Kingdom.............................         24,643         39,565          74,477
   Nigeria....................................         19,324         15,544          29,425
   Other......................................         58,785         47,991          63,693
                                                   ------------   -------------   ------------
                                                $     289,425  $     339,941   $     434,790
                                                   ============   =============   ============
Long-Lived Assets:
   United States of America...................  $     550,106  $     302,417   $     335,648
   United Kingdom.............................         33,083         47,898         186,686
   Nigeria....................................         40,486         40,119          39,973
   Other......................................         91,522        136,644         172,450
                                                   ------------   -------------   ------------
                                                $     715,197  $     527,078   $     734,757
                                                   ============   =============   ============

        COMPARISON OF FISCAL YEAR 2001 TO FISCAL YEAR 2000

                OFFSHORE MARINE SERVICE SEGMENT

        OPERATING REVENUES. The Company's offshore marine service segment's operating revenues increased $122.2 million, or 44%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. This increase was due primarily to a growing fleet and higher rates per day worked and utilization.

        Operating revenues generated by newly acquired, constructed and chartered-in vessels exceeded the loss of revenues associated with vessel dispositions through sales and charter-in terminations. Fleet growth over the past two years contributed approximately $80.0 million toward higher operating revenues in 2001 versus 2000. Vessel dispositions and charter-in terminations over the past two years resulted in a decline in operating revenues between years of approximately $19.0 million.

        Rising rates per day worked and utilization resulted in higher operating revenues between years of $45.0 million and $15.0 million, respectively. Rates per day worked rose for all vessel classes in all operating regions, excluding domestic geophysical, freight and other vessels. Rates per day worked particularly improved for the Company's worldwide fleet of supply and towing supply vessels, U.S. crew and utility vessels and foreign anchor handling towing supply vessels. Higher utilization of domestic and foreign anchor handling towing supply and supply and towing supply vessels was partially offset by a decline in the use of North Sea standby safety and U.S. utility and crew vessels.

        OPERATING PROFIT. The Company's offshore marine business segment's operating profit increased $64.2 million, or 190%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000 due primarily to those factors affecting operating revenues outlined above. These increases were partially offset by higher operating expenses that resulted primarily from an increase in (i) charter-in costs following the sale and leaseback of several vessels,
        (ii) crew wages paid to seamen working domestically in response to competition for qualified personnel, (iii) the number of vessels undergoing drydocking, (iv) vessel related insurance claims costs and
        (v) costs to repair crew vessel engines, which have grown in number and horsepower with the construction of larger vessels over the past several years. General and administrative expenses also rose between years due primarily to higher compensation costs with the addition of staff and an increase in reserves for doubtful accounts receivable associated with the Company's foreign operations.

        GAINS (LOSSES) FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements increased $1.6 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Apart from sale and leaseback transactions in both years, eleven additional vessels were sold in 2001 versus the prior year.

        EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $5.6 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Profits rose due to improved performance by the TMM Joint Venture, the sale of a vessel by a joint venture that was structured between the Company and SMIT and the commencement of the Pelican Joint Venture.

                ENVIRONMENTAL SERVICE SEGMENT

        OPERATING REVENUES. The environmental service segment's operating revenues increased $1.9 million, or 7%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. This increase resulted primarily from the addition of a retainer client in late 2000 that was formerly a customer of the environmental service segment's dissolved U.S. West Coast joint venture and higher international equipment sales. These revenue improvements were partially offset by a decrease in the severity of managed oil spills.

        OPERATING PROFIT. The environmental segment's operating profit decreased $1.6 million, or 44%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Costs rose with the establishment of operations on the U.S. West Coast upon the dissolution of a joint venture in that region, higher legal and international marketing expenses and increased wages associated with the provisioning of spill management services.

        EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.6 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. A decline in profits resulting from the dissolution of a U.S. West Coast joint venture was partially offset by higher income earned by two foreign joint ventures.

                DRILLING SEGMENT

        As a consequence of the Chiles IPO on September 22, 2000, the Company's ownership interest in Chiles Offshore declined below 50% and the Company no longer consolidates Chiles Offshore's financial condition, results of operations and cash flows. As of September 22, 2000, the Company began accounting for its interest in Chiles Offshore using the equity method.

                OTHER AND CORPORATE

        EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses decreased $0.9 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Losses declined due to a decline in the operating losses of Globe Wireless and a gain realized from the sale of a Handymax Dry-Bulk ship by a bulk carrier joint venture. These improvements were offset by the Company's recognition of a charge for investment impairment and its proportionate share of the net losses of Strategic Software Limited, an entity in which the Company holds an equity interest and whose principal activity is to develop and sell software to the ship brokerage and shipping industry.

        MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES. Minority interest in net income of subsidiaries declined $3.0 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000 due primarily to the deconsolidation of once majority-owned Chiles Offshore.

        INTEREST INCOME AND INTEREST EXPENSE. Net interest expense decreased $1.6 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Interest expense declined due primarily to the deconsolidation of Chiles Offshore and SEACOR's redemption in 2001 of $135.3 million principal amount of its 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes"). See "Liquidity and Capital Resources - Credit Facilities - 5 3/8% Notes" for additional discussion. Interest income also declined primarily with the use of previously invested cash balances to acquire vessels and barges and to liquidate debt.

        DERIVATIVE INCOME (LOSSES), NET. Net gains from derivative transactions decreased $2.2 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Gains realized in 2000 upon termination of the Company's swap agreements in respect of Chiles Offshore's 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes") that were substantially purchased and redeemed with proceeds from the Chiles IPO did not recur (the "Chiles Swap Transaction"). Net gains from commodity price hedging arrangements on various natural gas and crude oil positions, U.S. treasury note and U.S. treasury bond option and futures contracts and foreign currency forward exchange contracts in 2001 partially offset the decline. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion.

        GAINS FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities decreased $1.9 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. In both years, the Company realized net gains primarily from the sale of equity securities.

        CORPORATE EXPENSES. In the twelve month period ended December 31, 2001 compared to the twelve month period December 31, 2000, corporate expenses increased $3.0 million. 2001 included underwriting fees and legal and professional expenses relating to unused availability under a standby purchase agreement with Credit Suisse First Boston ("CSFB") in connection with the redemption of certain of the Company's 5 3/8% Notes and higher costs resulting from an increase in the number of filings with the Commission. See "Liquidity and Capital Resources - Credit Facilities - 5 3/8% Notes" for additional discussion. Corporate expenses also increased between comparable periods due to an increase in wage and related benefit costs.

        COMPARISON OF FISCAL YEAR 2000 TO FISCAL YEAR 1999

                OFFSHORE MARINE SERVICE SEGMENT

        OPERATING REVENUES. The Company's offshore marine service segment's operating revenues increased $18.2 million, or 7%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Operating revenues rose between years due primarily to the acquisition, construction and charter-in of vessels and the consolidation of ELI's financial results with those of the Company. A decline in operating revenues resulting from vessel sales and charter-in expirations, an increase in the number of vessels bareboat chartered-out and lower rates per day worked and utilization partially offset this increase.

        The acquisition, construction and charter-in of vessels resulted in a $33.9 million increase in operating revenues. This increase was offset by a $14.7 million decline in operating revenues due to vessel sales and charter-in expirations and an increase in the number of vessels bareboat chartered-out.

        As a result of ELI becoming a majority owned subsidiary in December 1999, the Company began consolidating ELI's financial condition, results of operations and cash flows with its own and operating revenues rose between years by $11.9 million. Prior to that date, the Company reported its interest in ELI as an investment in a 50% or less owned company that was accounted for under the equity method.

        Lower utilization resulted in an approximate $4.4 million decline in operating revenues. Demand declined for the Company's U.S. anchor handling towing supply and utility, North Sea standby safety and West African and Other Foreign supply and towing supply vessels. Additionally, three U.S. anchor handling towing supply vessels were removed from service for emergency repairs. These declines were offset by the improvement in utilization of the Company's U.S. crew and supply and towing supply, West African anchor handling towing supply and crew and Other Foreign anchor handling towing supply fleets.

        Lower rates per day worked resulted in an approximate $9.2 million decline in operating revenues. Rates per day worked declined in the Company's U.S. and West African anchor handling towing supply and its North Sea standby safety and supply and towing supply fleets. Revenues additionally declined due to lower rates per day worked in the Company's U.S. utility, West African supply and towing supply and Other Foreign anchor handling towing supply and supply and towing supply fleets. These declines were offset by an improvement in rates per day worked earned by the Company's U.S. crew and supply and towing supply fleets.

        OPERATING PROFIT. Operating profit declined $12.3 million, or 27%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to those factors adversely affecting operating revenues as outlined above. The decline was also partially attributable to higher operating expenses resulting from (i) emergency repairs performed on three large anchor handling towing supply vessels, (ii) drydocking four laid-up vessels for return to active service, (iii) an increase in personal injury claim costs,
        (iv) rising per average employee health care costs, (v) enhanced training programs primarily in support of seamen's need to meet the certification requirements pursuant to the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers and
        (vi) a greater number of main engine overhauls.

        GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales increased $6.0 million, or 359%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to an increase in more valuable vessel sales and a decline in deferred sale profits pursuant to sale-leaseback transactions. In accordance with generally accepted accounting principles, gains realized in sale-leaseback transactions are deferred in certain circumstances and amortized to income as reductions in rental expense over the applicable lease terms.

        EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $5.3 million, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to a decline in the operating results of the TMM Joint Venture and certain other ventures in which the Company acquired an equity interest from SMIT (the "SMIT Joint Ventures"). Reduced profits in the TMM Joint Venture were due primarily to an increase in reserves for doubtful accounts receivable and estimated income tax expenses recorded in prior periods and lower rates per day worked earned by the venture's fleet. Reduced profits in the SMIT Joint Ventures were due primarily to fewer operating vessels, resulting from vessel sales and the charter-in expiration of a vessel.

                ENVIRONMENTAL SERVICE SEGMENT

        OPERATING REVENUES. Operating revenues increased $2.2 million, or 10%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to an increase in the number and severity of oil spills managed by the Company, which was partially offset by a decline in retainer revenues.

        OPERATING PROFIT. Operating profit decreased $1.1 million, or 24%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to higher operating expenses resulting from the addition of a marine operating base in St. Croix and higher drydocking expenses and the decline in retainer revenues.

        EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.2 million, or 24%, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to a decrease in the severity of oil spills managed by the environmental service segment's U.S. West Coast joint venture.

                DRILLING SEGMENT

        OPERATING REVENUES. Operating revenues increased $29.7 million, or 389%, in the period from January 1, 2000 through September 21, 2000, the last date of operation prior to the Company's deconsolidation of Chiles Offshore, compared to the twelve month period ended December 31, 1999 due to the commencement of operation of two newly constructed rigs, the charter-in of one rig and an improvement in rates per day worked.

        OPERATING PROFIT. Operating profits increased $15.2 million in the period from January 1, 2000 through September 21, 2000 due primarily to the factors affecting operating revenue as outlined above.

        As a consequence of the Chiles IPO on September 22, 2000, the Company's ownership interest in Chiles Offshore declined below 50% and the Company no longer consolidates Chiles Offshore's financial condition, results of operations and cash flows. As of September 22, 2000, the Company began accounting for its interest in Chiles Offshore using the equity method.

                OTHER AND CORPORATE

        EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses increased $2.6 million, in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Losses in both years resulted primarily from the Company's recognition of its equity interest in the operating losses of Globe Wireless. 2000's losses were partially offset by the Company's equity interest in a gain realized by a bulk carrier joint venture upon its sale of a construction contract for a Handymax Dry-Bulk ship.

        MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES. Minority interest in net income of subsidiaries increased $4.5 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to increased profits of majority-owned subsidiary Chiles Offshore.

        INTEREST INCOME AND INTEREST EXPENSE. Net interest expense increased $8.2 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999. Interest expense increased due primarily to a decline in interest capitalized after substantial completion of the Company's offshore marine vessel and Chiles Offshore's rig construction programs in 1999 and indebtedness incurred with respect to the purchase of two vessels. This increase was partially offset by lower interest expense resulting primarily from reduced indebtedness following the deconsolidation of Chiles Offshore and the entry into swap agreements. Interest income declined also due to the Chiles Offshore deconsolidation and as a result of the exchange of certain notes receivable for equity holdings in Globe Wireless. During the twelve months of 2000 and 1999, the Company capitalized interest of $0.6 million and $9.8 million, respectively, with respect to the construction of rigs for Chiles Offshore and vessels.

        DERIVATIVE INCOME (LOSS), NET. Net derivative income increased $7.6 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to the Chiles Swap Transaction.

        GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from sales of marketable securities increased $7.8 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to the sale of equity securities during periods when the market values were greater than those at the dates of purchase. These gains were partially offset by losses realized from the sale of interest bearing securities during periods when interest rates exceeded those in effect at the dates of purchase.

        GAIN UPON SALE OF SHARES OF CHILES OFFSHORE. In 2000, the Company recognized a gain upon the sale of common stock of Chiles Offshore representing the difference between the Company's underlying interest in the net book value of Chiles Offshore immediately following the Chiles IPO and its pre-IPO carrying value.

        CORPORATE EXPENSES. Corporate expenses increased $1.0 million in the twelve month period ended December 31, 2000 compared to the twelve month period ended December 31, 1999 due primarily to an increase in wage and related benefit costs.

        LIQUIDITY AND CAPITAL RESOURCES

                GENERAL

        The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs for the foreseeable future. The Company may, from time-to-time, issue shares of Common Stock, preferred stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

        The Company's cash flow levels and operating revenues will be determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine vessels and retainer, spill response and consulting activities of the Company's environmental service business. The volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control will directly affect the Company's marine service business.

        A decline in U.S. Gulf of Mexico drilling activity during the second half of 2001 has lowered demand and rates per day worked for most classes of vessels in the Company's U.S. fleet. As a result, operating revenues have declined, and at present, the Company has 36 U.S. vessels out of service, including 27 from its utility fleet. Oil and natural gas prices have recently improved, and should these prices remain stable or rise further over the next several months, drilling activities in the U.S. Gulf of Mexico should also increase. These improvements should in turn lead to higher utilization and rates per day worked for the Company's domestic fleet. The Company cannot predict whether, or to what extent, market conditions will improve, remain stable or even deteriorate. As a result, should present demand and rates per day worked for the Company's U.S. vessels remain unchanged or further decline, results of operations and cash flows will be adversely affected.

                CASH AND MARKETABLE SECURITIES

        At December 31, 2001, the Company's cash and investments in marketable securities totaled $258.1 million, including $180.4 million of unrestricted cash and cash equivalents, $22.4 million of investments in marketable securities and $55.3 million of restricted cash. The Company's cash and investments in marketable securities decreased $89.1 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. See "Cash Generation and Deployment" below.

        Restricted cash at December 31, 2001 is comprised of joint depository construction reserve fund accounts with the Maritime Administration that were established pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for temporary deferral of taxable gains realized from the sale of the vessels. From date of deposit, withdrawals from the joint depository construction reserve fund accounts are subject to prior written approval of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. Any such gains from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into joint depository construction reserve fund accounts.

        Investments in marketable securities at December 31, 2001 were primarily debt securities issued by U.S. states and their political subdivisions, the government of the United Kingdom, the U.S. Government and its agencies and corporations. Of the investments in debt securities, approximately 78%, or $15.2 million, have contractual maturities of 10 years or longer.

                CASH GENERATION AND DEPLOYMENT

        Cash flow provided from operating activities during the twelve month period ended December 31, 2001 totaled $111.4 million and increased $46.2 million, or 71%, from the prior year due primarily to fleet growth and higher rates per day worked and utilization. This increase was partially offset by unfavorable changes in working capital.

        In the twelve month period ended December 31, 2001, the Company generated $309.7 million from investing and financing activities. Available-for-sale securities were sold for $145.9 million. The Company borrowed $65.0 million under its revolving credit facility in connection with the acquisition of Stirling Shipping and the repayment of Stirling Shipping's outstanding indebtedness. Cash proceeds from the sale of vessels totaled $60.7 million. Pursuant to a standby purchase agreement between CSFB and SEACOR, CSFB purchased 216,170 shares of Common Stock for $10.0 million. See "Credit Facilities and Notes -- 5 3/8% Notes" for discussion. Additional cash was generated primarily from the receipt of dividends and principal payments on notes from 50% or less owned companies, the sale of the Company's investment in two 50% or less owned offshore marine service segment companies and the settlement of certain derivative transactions.

        In the twelve month period ended December 31, 2001, the Company used $463.8 million in its investing and financing activities. Capital expenditures for property and equipment, primarily related to the acquisition and construction of vessels and barges, totaled $107.4 million. To acquire corporations that own vessels, the Company paid $98.2 million, net of cash acquired. Marketable securities were acquired for $74.8 million. The Company repaid $124.9 million of certain outstanding indebtedness, primarily including $71.0 million on the books of Stirling Shipping, $35.0 million borrowed under the its revolving credit facility and $17.6 million with respect to two vessels purchased under capital lease arrangements. The Company paid $38.0 million for the redemption of $36.1 million principal amount of the 5 3/8% Notes. Restricted cash balances rose by $14.5 million as deposits into joint depository construction reserve fund accounts exceeded reimbursements to the Company. Investments in and advances to 50% or less owned companies, primarily for the purchase of vessels, totaled $5.8 million. Additional cash was used primarily for the purchase of Common Stock for treasury.

                CAPITAL EXPENDITURES

        Property and equipment capital expenditures totaled $140.5 million, $73.8 million and $107.4 million in 1999, 2000 and 2001, respectively. Property additions in each of those years included the acquisition, construction and improvement of vessels. Capital expenditures in 1999 included costs to construct rigs for Chiles Offshore and 2000 and 2001 included costs to construct barges.

        At December 31, 2001, the Company was committed to the construction of 9 vessels at an approximate aggregate cost of $85.6 million, of which $40.6 million had been expended. Following year end, the Company committed to the construction of 2 additional vessels and 174 barges at an approximate aggregate cost of $60.3 million. The vessels are expected to enter service during the next two years, and the barges are expected to enter service during 2002. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company.

        The Company may make selective acquisitions of vessels or barges, fleets of vessels or barges, oil spill response equipment, or expand the scope and nature of its environmental and logistics services, or invest in businesses related to its existing operations. The Company also may upgrade or enhance its vessels or construct vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness or shares of Common Stock.

                CREDIT FACILITIES AND NOTES

        REVOLVING CREDIT FACILITY. On February 5, 2002, the Company completed the syndication of a $200.0 million, five year, non-reducing, unsecured revolving credit facility that replaced a $100.0 million unsecured reducing revolving credit facility, of which $25.7 million was available for future borrowing upon termination. Advances under the new revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard & Poor's and Moody's. Adjustments to the applicable margin are the only consequence of a change in the Company's credit rating. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The new revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The new revolving credit facility contains no repayment triggers. A letter of credit, in the amount of (pound)15.3 million, or $21.8 million as of March 20, 2002, has been issued pursuant to the terms of the new revolving credit facility, representing a guarantee on notes issued by the Company in connection with the acquisition of Stirling Shipping. Amounts available for future borrowings under the new revolving credit facility totaled approximately $148.2 million at March 20, 2002.

        7.2% NOTES. At December 31, 2001, the Company had outstanding $147.5 million aggregate principal amount of its 7.2% Senior Notes Due September 15, 2009 (the "7.2% Notes"). Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time-to-time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 7.2% Notes contain covenants including, among others, limitations on liens and sale and leasebacks of certain properties and restrictions on the Company consolidating with or merging into any other Person.

        In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 with a major financial institution with respect to notional amounts equal to a portion of its 7.2% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. At December 31, 2001, $30.0 million notional principal amount of the 7.2% Notes were covered by such swap agreements.

        Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The swap agreements terminate during the fourth quarter of 2002 unless extended by mutual consent.

        5 3/8% NOTES. In 1996, the Company issued $187.8 million aggregate principal amount of its 5 3/8% Notes, which are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase.

        In 2001, the Company called for the redemption of $100.0 million of the $181.6 million aggregate principal amount outstanding of the 5 3/8% Notes. The redemption price was $1,029.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of 5 3/8% Notes being called were able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99.2 million principal amount of the 5 3/8% Notes into 2,285,878 shares of Common Stock and redemption of $36.1 million principal amount of the 5 3/8% Notes for approximately $38.0 million, including accrued interest, and at December 31, 2001, $46.3 million aggregate principal amount of the 5 3/8% Notes remained outstanding.

        Pursuant to an amended and restated standby purchase agreement between CSFB and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of Common Stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100.0 million of the 5 3/8% Notes that SEACOR redeemed. During 2001, CSFB purchased 216,170 shares of Common Stock to provide SEACOR with proceeds to redeem $10.0 million principal amount of its 5 3/8% Notes that were called for redemption but not converted.

        SEACOR also entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to the shares of Common Stock that CSFB did purchase from SEACOR under the standby purchase agreement. At December 31, 2001, the $10.0 million paid by CSFB for the purchase of 216,170 shares of Common Stock was reported in the consolidated balance sheet as common stock sold with an equity forward transaction. During the first quarter of 2002, SEACOR paid CSFBi a nominal amount to settle the equity forward transaction and the $10.0 million previously reported as common stock sold with an equity forward transaction was permanently reclassified in the consolidated balance sheet to the common stock and additional paid-in capital accounts.

        OTHER NOTES. Outstanding promissory notes issued upon the purchase of vessels aggregated $67.6 million at December 31, 2001 of which $33.5 million, $23.2 million and $10.9 million are scheduled for repayment in 2002, 2004 and 2005, respectively. Other promissory notes, totaling $0.8 million, are repayable at various dates through 2010.

                CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        Below is an aggregation of the Company's contractual obligations and commercial commitments as of December 31, 2001, in thousands of dollars.

                                                          Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
------------------------------------    ----------  ----------   -----------   ----------   ----------
Long-term Debt.....................  $    292,223 $     33,724 $     34,456  $     46,358 $    177,685
Operating Leases...................        59,283       16,525       33,379         4,807        4,572
Construction Commitments(1)........        45,035       43,259        1,776             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash            $    396,541 $     93,508 $     69,611  $     51,165 $    182,257
Obligations........................     ==========   ==========   ===========   ==========   ==========


                                                Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                          Total      Less than                                Over 5
   Other Commercial Commitments         Committed     1 Year      1-3 Years     4-5 Years      Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
TMM Joint Venture Guarantee(2).....  $      2,212 $      2,212 $          -  $          - $          -
Pelican Joint Venture Guarantee(3).         1,500            -            -         1,500            -
Letter of Credit (4)...............        22,213       22,213            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Commercial Commitments....  $     25,925 $     24,425 $          -  $      1,500 $          -
                                        ==========   ==========   ===========   ==========   ==========

--------------------
(1) Following year end, the Company contracted for the construction of 105 barges and 2 vessels and committed to build 69 additional barges. The barges and vessels are expected to be delivered to the Company in 2002 and 2003, respectively. Aggregate construction cost for this equipment approximates $60.3 million, including $51.1 million and $9.2 million expected to be paid in 2002 and 2003, respectively. A certain number of the new construction barges are expected to be purchased by third parties and managed by the Company.
(2) Guarantee for non-payment of obligations owing under a charter arrangement by the Company's TMM Joint Venture that is expected to terminate during 2002.
(3) Guarantee of amounts owed by the Pelican Joint Venture under its banking facilities.
(4) Letter of credit issued pursuant to the terms of the Company's revolving credit facility, representing a guarantee on notes issued by the Company in connection with the acquisition of Stirling Shipping.

                GLOBE WIRELESS

        Since inception in the early 1990's, Globe Wireless has focused on expanding its network of high frequency radio stations and customers base. To support its continued growth, Globe Wireless completed a private placement offering in 2000 that raised approximately $57 million. Although Globe Wireless has experienced negative cash flow, the management of Globe Wireless presently believes the company will closely approximate cash break-even by mid-2003. There can be no assurances that Globe Wireless's future operations will succeed. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment. At December 31, 2001, the carrying value of the Company's investment in Globe Wireless was $20.7 million.

                CRITICAL ACCOUNTING POLICIES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles; whereas, in other circumstances, the Company is required to make estimates, judgements and assumptions that we believe are reasonable based upon information available. The Company bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies, as discussed in our footnotes to the consolidated financial statements, the following may involve a higher degree of judgement and complexity.

        REVENUE RECOGNITION. Operating revenues are earned primarily from the offshore marine service segment's time and bareboat charter-out of vessels and the environmental service segment's charge for retainer fees. Revenue is recognized when persuasive evidence of an arrangement exists, the service has been delivered, fees are fixed and determinable, collectibility is probable and when other significant obligations have been fulfilled.

        PURCHASE ACCOUNTING AND GOODWILL. Purchase accounting requires extensive use of estimates and judgement to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are included in operating results. The cost of an enterprise acquired in a business combination includes the direct cost of the acquisition. The operating results of entities acquired are included in the Company's consolidated statements of income from the completion date of the applicable transaction.

        In recording various business combinations, the Company has assigned the excess of the cost of its acquired enterprises over the sum of the amounts assigned to the identifiable assets acquired less liabilities assumed to goodwill, the balance of which totaled $36.6 million at December 31, 2001. In 2001 and prior years, the Company amortized goodwill to expense over the expected benefit period, ranging from 10 to 22 years. Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standard requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed an initial review and do not currently expect to record an impairment charge. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002.

        INVESTMENTS. The Company holds less than majority investments in strategically aligned companies that included a $77.6 million investment at December 31, 2001 in Chiles Offshore, which is traded publicly. The Company employs the equity method of accounting for investments in common stock when such investments in voting stock gives it the ability to exercise significant influence over operating and financial policies of a company even though it holds 50% or less of the voting stock. Significant influence is generally deemed to exist if the Company owns between 20% and 50% of an entity's voting stock, although the ability to exercise influence may be indicated in several ways even when such investments are below 20%. The Company also holds less significant investments, carried at cost, in private companies over which it does not have the ability to exercise significant influence nor does it own greater than 20% of the entity's voting stock. The Company may record investment impairment charges when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        FAIR VALUE OF DERIVATIVE INSTRUMENTS. Derivative instruments are recorded at fair value and except for those transactions that are effective hedges for accounting purposes in accordance with Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," gains and losses are included in the determination of our net income. The derivative contracts recorded in the Company's consolidated balance sheets are stated at their fair values, which the Company acquired from third parties that regularly conduct business in the derivative contracts, which we have negotiated. Future adverse changes in the market price for the underlying notional amounts of our derivative contracts may result in losses in our statement of income or other comprehensive income, if hedge accounting criteria are met.

        CARRYING VALUE OF VESSELS. The Company depreciates its vessels over 20 to 25 years from date of original construction, except for standby safety vessels where it has chosen a useful life of 30 years. In assigning depreciable lives to its vessels, the Company has considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic factors that could impact commercial viability. Furthermore, salvage value, an amount typically expected to be recovered through sale upon vessel retirement, approximates 10% of cost. To date, the Company's experience confirms that these policies are reasonable, although, there may be events or changes in circumstances in the future that indicate the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel's carrying amount should be assessed might include (i) a significant decrease in the market value of a vessel, (ii) a significant adverse change in the business climate that could affect the value of a vessel and (iii) current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, the Company would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, the Company would be required to recognize an impairment loss.

        INCOME TAXES. At December 31, 2001, the Company had not provided for U.S. income taxes with respect to $30.5 million of undistributed earnings of certain non-U.S. subsidiaries and 50% or less owned companies as it is the Company's intention to indefinitely invest these earnings abroad. Should a remittance of these earnings be expected in the foreseeable future, the Company would then be required to provision for the related U.S. income tax consequences.

                STOCK AND DEBT REPURCHASE PROGRAM

        SEACOR's Board of Directors previously approved a securities repurchase plan, which allows the Company to acquire Common Stock, 5 3/8% Notes and its 7.2% Notes (collectively, the "SEACOR Securities") and, prior to the deconsolidation of Chiles Offshore in 2000, certain of the Chiles 10.0% Notes. In 2001, a total of 5,950 shares of Common Stock were acquired for treasury at an aggregate cost of approximately $0.2 million. In 2000, 154,400 shares of Common Stock were acquired for treasury at an aggregate cost of approximately $4.8 million. As of December 31, 2001, the Company had approximately $36.7 million available for the repurchase of additional SEACOR Securities that may be conducted from time-to-time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

                STOCK INCENTIVE AND PURCHASE PLANS

        STOCK INCENTIVE PLANS. On November 22, 1992 and April 18, 1996, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 1996 Share Incentive Plan (the "Share Incentive Plan"), respectively (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of Common Stock, and the Share Incentive Plan additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards and stock units to key officers and employees of the Company. The exercise price per share of options granted cannot be less than 75% and 90% of the fair market value of Common Stock at the date of grant under the Stock Option Plan and Share Incentive Plan, respectively. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors. Seven hundred fifty thousand shares of Common Stock have been reserved for issuance under each of the Stock Option Plan and the Share Incentive Plan. In 2000 and 2001, the Company granted 216,634 and 198,380 shares and/or options to purchase shares of Common Stock, respectively. At December 31, 2001, there were 152,350 shares available for future grant under the Plans.

        EMPLOYEE STOCK PURCHASE PLAN. On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of the Common Stock on the first day of the offering period or (ii) the fair market value of the Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six month offering periods. Three hundred thousand shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. In 2001, 15,923 shares of Common Stock were issued from treasury pursuant to the Stock Purchase Plan. No shares of Common Stock were issued in 2000.

        NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. On May 23, 2000, the stockholders of SEACOR approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. One hundred fifty thousand shares of Common Stock have been reserved for issuance under the Non-Employee Director Plan. Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability. In 2000 and 2001, options were granted for the purchase of 21,000 and 24,000 shares of Common Stock, respectively.

                EFFECTS OF INFLATION

        The Company's global operations expose it to the effects of inflation and currency fluctuations. To minimize the financial impact of these items, the Company may, from time-to-time, enter into foreign currency forward exchange contracts with major domestic or international financial institutions aimed at reducing the risk that the U.S. denominated value of anticipated transactions in foreign currencies will be reduced (or the cost of any such obligations increased) as a result of fluctuations in foreign currencies valued against the dollar. Although the Company does not consider inflation a significant business risk in the current and foreseeable future, in the event that inflation becomes a significant factor in the world economy, inflationary pressures may result in increased operating and financing costs.

                RECENT ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 was not material.

        The Company uses derivative financial instruments to hedge against its exposure to changes in foreign currencies, prices of natural gas and crude oil and interest rates. To protect certain of the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling for U.S. dollars in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of the U.S. dollar cash flows to be derived from net assets. At December 31, 2001, there were no outstanding forward exchange contracts for which hedge accounting criteria were met.

        In 2000 and 2001, the Company also entered into forward exchange contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling and Euros. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign exchange had it decided to conduct business in Norway. The Pound Sterling and Euro contracts enable the Company to buy Pounds Sterling and Euros in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange of its business conducted in the United Kingdom and Europe. For the twelve month periods ending December 31, 2000 and 2001, the Company recognized net gains of $0.6 million and net losses of $0.2 million, respectively, from these forward exchange contracts. At December 31, 2001, there were no outstanding Norwegian Kroner contracts and the fair market values of its speculative Pound Sterling and Euro contracts totaled $0.5 million and was reported in the consolidated balance sheet as trade and other receivables.

        Natural gas and crude oil swaps, options and futures contracts are employed by the Company to provide it value should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets market values and cash flows. U.S. treasury notes and U.S. treasury bonds options and futures contracts, which began in 2001, provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. For the twelve month periods ending December 31, 1999, 2000 and 2001, the Company has recognized net losses of $1.3 million, net losses of $1.0 million and net gains of $4.6 million, respectively, from commodity hedging activities, and the fair market value of the Company's positions in commodity contracts at December 31, 2001 totaled $1.5 million and was reported in the consolidated balance sheet as trade and other receivables. For the twelve month period ending December 31, 2001, the Company has recognized net gains of $0.2 million from U.S. treasury note and U.S. treasury bond future contracts, and the Company's unrealized loss with respect to its positions in U.S. treasury obligations totaled $0.3 million and was reported in the consolidated balance sheet as other current liabilities.

        Effective January 1, 2002, the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed an initial review and do not currently expect to record an impairment charge. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. Goodwill amortization was $1.2 million in 1999, $1.4 million in 2000 and $3.2 million in 2001.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations", which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company expects this statement will not have a material impact on its financial statements.

                CAUTIONARY STATEMENTS

        In addition to the other information contained in this Annual Report, the following factors should be considered carefully.

        THE COMPANY'S INDUSTRY IS SUBJECT TO CYCLICALITY AND A SIGNIFICANT OR PROLONGED DECLINE IN OIL AND GAS PRICES WOULD LIKELY REDUCE THE LEVEL OF EXPLORATION AND DEVELOPMENT OF OFFSHORE AREAS, WHICH WOULD REDUCE DEMAND FOR THE COMPANY'S OFFSHORE MARINE SERVICES.

        The Company's industry is highly cyclical. Activity in the offshore oil and gas exploration and production industry has a significant impact on the Company's offshore marine operations. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been extremely volatile and, as a result, the level of offshore exploration and drilling activity also has been extremely volatile. Reductions in oil and gas prices generally result in decreased drilling and production and corresponding decreases in demand for the Company's vessels and logistics services. Decreased demand for these services would reduce the Company's revenue and profitability.

        THE COMPANY RELIES ON SEVERAL CUSTOMERS FOR A SIGNIFICANT SHARE OF OUR REVENUES, THE LOSS OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS.

        The Company's customers are primarily the major oil companies, large independent oil and gas exploration and production companies, members of the shipping community and owners of refineries, pipelines and tank terminals. The portion of the Company's revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, the Company's ability to meet the customer's needs and other factors, many of which are beyond the Company's control. During 2001, the Company derived approximately 11% of its offshore marine service segment operating revenue from ExxonMobil Corporation. During 2001, the Company's environmental service segment derived approximately 21% of its environmental retainer revenue from Citgo Petroleum Corporation and 14% from El Paso Corporation, its two largest customers.

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

        Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. The occurrence of any of the foregoing could have a substantial negative impact on the Company's profitability and financial position. The Company cannot predict whether it will incur such costs or penalties in the future.

        THE COMPANY FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE ITS MARKET SHARE AND REVENUES.

        The Company's businesses operate in highly competitive industries. High levels of competition could reduce its revenues, increase its expenses and reduce its profitability. In addition to price, service and reputation, important competitive factors for offshore fleets of vessels include customers' national flag preference, operating conditions and intended use (all of which determine the suitability of available vessels), complexity of logistical support needs and presence of equipment in the appropriate geographical locations.

        The primary competitive factors in the environmental service business are price, service, reputation, experience and operating capabilities. In addition, the Company believes that the absence of uniform environmental regulation and enforcement on international, federal, state and local levels has lowered barriers to entry in several market segments and increased the number of competitors. The Company's environmental service business faces competition from the Marine Spill Response Corporation (a non-profit corporation funded by the major integrated oil companies), other industry cooperatives and smaller contractors who target specific market niches.

        AN INCREASE IN SUPPLY OF OFFSHORE SUPPORT VESSELS WOULD LIKELY HAVE A NEGATIVE EFFECT ON THE CHARTER RATES EARNED BY THE COMPANY'S OFFSHORE SUPPORT VESSELS, WHICH WOULD REDUCE THE COMPANY'S EARNINGS.

        Expansion of the worldwide offshore support vessel fleet would increase competition in the markets where the Company operates. Increased refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity would lower charter rates and result in a corresponding reduction in revenues and profitability.

        MARINE-RELATED RISKS COULD DISRUPT THE COMPANY'S OFFSHORE MARINE SERVICES AND EXPOSE THE COMPANY TO LIABILITY.

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

        THE COMPANY'S INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT THE COMPANY FROM THE LIABILITIES THAT COULD ARISE IN ITS BUSINESSES.

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

        THE COMPANY'S SIGNIFICANT GLOBAL OPERATIONS ARE SUBJECT TO CURRENCY EXCHANGE RISKS.

        To minimize the financial impact of currency fluctuations and risks arising from fluctuations in currency exchange rates, the Company attempts to contract the majority of its services in U.S. dollars. However, in some of its foreign businesses, the Company collects revenues and pays expenses in local currency. Because the Company conducts substantially all of its operations in U.S. dollars, if the value of foreign currencies decline against the U.S. dollar, the Company's operating revenue in these foreign countries would effectively be reduced. The Company engages in certain currency hedging arrangements designed to minimize the effect of fluctuation in Pounds Sterling, the currency in the United Kingdom, where most of its currency exchange risk arises. There can be no assurance, however, that the Company will not incur losses in the future as a result of currency exchange rate fluctuations.

        BECAUSE A SIGNIFICANT PROPORTION OF THE COMPANY'S OFFSHORE MARINE OPERATIONS ARE CONDUCTED IN FOREIGN COUNTRIES, UNSTABLE POLITICAL, MILITARY AND ECONOMIC CONDITIONS IN THOSE COUNTRIES COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS.

        During 2001, approximately 42% of the Company's offshore marine revenues were derived from foreign operations. These operations are subject to risks, among other things, of political instability, potential vessel seizure, nationalization of assets, currency restrictions, import-export quotas and other forms of public and governmental regulation, all of which are beyond the Company's control. Economic sanctions or an oil embargo in Nigeria, for example, could have a significant negative impact on activity in the oil and gas industry in offshore West Africa, a region in which the Company operates vessels. In addition, the Company's offshore support vessel operations in Mexico are significantly affected by Mexican government policy. The Company cannot predict whether any such conditions or events might develop in the future.

        THE COMPANY MAY BE UNABLE TO MAINTAIN OR REPLACE ITS VESSELS AS THEY
        AGE.

        As of December 31, 2001, the average age of vessels the Company owned, excluding its standby safety vessels, was approximately 13.7 years. The Company believes that after an offshore support vessel has been in service for approximately 25 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

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

        A RELAXATION OF OIL SPILL REGULATION OR ENFORCEMENT COULD REDUCE DEMAND FOR THE COMPANY'S ENVIRONMENTAL SERVICE.

        The Company's environmental service business is dependent upon the enforcement of regulations promulgated under OPA 90 and, to a lesser extent, upon state regulations. Less stringent oil spill regulations or less aggressive enforcement of these regulations would decrease demand for the Company's environmental service segment's services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for the Company's oil spill response services could be reduced, which could have a negative impact on its profitability.

        A CHANGE IN, OR REVOCATION OF, NRC'S CLASSIFICATION AS AN "OIL SPILL REMOVAL ORGANIZATION" WOULD RESULT IN A LOSS OF BUSINESS.

        NRC is classified as an OSRO. OSRO classification is a voluntary process conducted by the Coast Guard. The Coast Guard classifies OSROs based on their overall ability to respond to various types and sizes of oil spills in different operating environments, such as rivers/canals, inland waters and oceans. Coast Guard classified OSROs have a competitive advantage over non-classified service providers. Customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the Coast Guard. A loss of NRC's classification or changes in the requirements could eliminate or diminish NRC's ability to provide customers with this exemption. If this happens, the Company could lose customers, in which case its revenues and profitability would decline.

        THE COMPANY'S ENVIRONMENTAL SERVICE BUSINESS MAY INCUR LIABILITY IN CONNECTION WITH PROVIDING SPILL RESPONSE SERVICES.

        Although the Company's environmental service business is generally exempt from liability under the federal Clean Water Act for its own actions and omissions in providing spill response services, this exemption would not apply if it was found to have been grossly negligent or to have engaged in willful misconduct, or if it fails to provide these services consistent with applicable regulations and directives under the Clean Water Act. In addition, the exemption under the federal Clean Water Act would not protect the Company's environmental service business against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the U.S. states in which the Company's environmental service business provides service have adopted similar exemptions, several states have not. If a court or other applicable authority determines that the Company's environmental service business does not benefit from federal or state exemptions from liability in providing spill response services, the Company's environmental service business could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others.

        IF THE COMPANY DOES NOT RESTRICT THE AMOUNT OF FOREIGN OWNERSHIP OF ITS COMMON STOCK, THE COMPANY COULD BE PROHIBITED FROM OPERATING ITS VESSELS IN PARTS OF THE U.S., WHICH WOULD ADVERSELY AFFECT ITS BUSINESS AND OPERATING RESULTS.

        The Company is subject to the Shipping Act, 1916 and the Merchant Marine Act of 1920. These Acts govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the "U.S. coastwise trade" be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the U.S.: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors must be a U.S. citizen (and no officer who is not a U.S. citizen may act in such person's absence), (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Acts).

        The Company would be prohibited from operating its vessels in the U.S. coastwise trade during any period in which the Company did not comply with these regulations. To facilitate compliance, the Company's certificate of incorporation: (i) limits ownership by foreigners of any class of its capital stock (including its Common Stock) to 22.5%, so that foreign ownership will not exceed the 25.0% permitted. Under certain circumstances the Company's Board of Directors may increase this percentage to 24.0%, (ii) requires a stock certification system with two types of certificates to aid tracking of ownership and (iii) permits the Company's Board of Directors to make such determinations to ascertain ownership and implement such limitations as reasonably may be necessary.

        ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. The financial statements of the Company's United Kingdom operations are measured using the Pound Sterling. Changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in accumulated other comprehensive income in stockholders' equity. The total net assets of Pound Sterling functional investees as of December 31, 2001 was approximately (pound)68.0 million. A 1% weakening in the exchange rate of the Pound Sterling against the U.S. dollar would result in an after-tax charge of $0.6 million to other comprehensive income related to these investments. To protect the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling for U.S. dollars in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment because the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At December 31, 2001, there were no outstanding forward exchange contracts for which hedge accounting criteria were met.

        The Company has also entered into forward exchange contracts that are considered speculative during 2000 and 2001 with respect to Norwegian Kroners, Pounds Sterling, and Euros. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign currency exchange rates had it decided to conduct business in Norway. The Pound Sterling and Euro contracts enable the Company to buy Pounds Sterling and Euros in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange of its business conducted in the United Kingdom and Europe. At December 31, 2001, there were no outstanding Norwegian Kroner contracts and the fair market values of its speculative Pound Sterling and Euro contracts totaled $0.5 million and was reported in the consolidated balance sheet as trade and other receivables.

        Natural gas and crude oil swaps, options, and futures contracts are employed by the Company to provide it value should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. U.S. treasury notes and U.S. treasury bonds options and futures contracts provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. At December 31, 2001, the fair market value of the Company's positions in commodity contracts totaled $1.5 million and was reported in the consolidated balance sheet as trade and other receivables. Also at December 31, 2001, the Company's unrealized loss with respect to its positions in U.S. treasury obligations totaled $0.3 million and was reported in the consolidated balance sheet as other current liabilities.

        In November 2001, SEACOR advanced its wholly owned subsidiary, Stirling Shipping, a Pound Sterling functional currency investee, $63.6 million, or (pound)45.0 million, to assist Stirling Shipping with the repayment of indebtedness due a UK bank. SEACOR considers its advance to Stirling Shipping an intercompany loan with payment expected in the foreseeable future. Until repaid, accounting standards require that changes in the exchange rate from the transaction date until the settlement date with respect to this intercompany loan be included in the determination of net income. A 1% weakening in the exchange rate of the Pound Sterling against the U.S. dollar would result in the Company's recognition of $0.6 million foreign currency transaction loss with respect to this advance.

        The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. For a portion of the Company's fixed debt instruments, the 5 3/8% Notes, the fair value is driven by the conversion feature rather than interest rates. As of December 31, 2001, $46.3 million aggregate principal amount of the 5 3/8% Notes was outstanding. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had only $30.0 million outstanding at December 31, 2001. While available for liquidity requirements, the Company has not historically utilized significant portions of the facility for any extended periods of time and thus has not been significantly impacted by fluctuations in interest rates.

        In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 with a major financial institution with respect to notional amounts equal to a portion of its 7.2% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. At December 31, 2001, $30.0 million notional principal amount of the 7.2% Notes were covered by such swap agreements.

        Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreement totaled $30.3 million. At December 31, 2001, there was an unrealized loss, totaling $0.5 million, which resulted from the agreed upon price exceeding the fair value of the notional amounts set forth in the swap agreements. The swap agreements terminate during the fourth quarter of 2002 unless extended by mutual consent.

        ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes are included in
        Part IV of this Form 10-K on pages 43 through 73.

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

        PART III

        ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As permitted by General Instruction G to this Form 10-K, other than information with respect to the Company's executive officers which is set forth in Item 4A of Part I of this Form 10-K, the information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

        ITEM 11.        EXECUTIVE COMPENSATION

        As permitted by General Instruction G to this Form 10-K, the information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

        ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

        As permitted by General Instruction G to this Form 10-K, the information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

        ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As permitted by General Instruction G to this Form 10-K, the information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

        PART IV

        ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K

        (a)             Documents filed as part of this report:

                        1. and 2. Financial Statements and Financial Statement Schedules.

                        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 43 of this Form 10-K.

                       3. Exhibits:

        Exhibit
        Number                           Description
        ------                           -----------

        1.1   * Form of Standby Purchase Agreement between SEACOR SMIT Inc.
                and Credit Suisse First Boston Corporation (incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

        1.2 * Form of ISDA Master Agreement between SEACOR SMIT Inc. and Credit Suisse First Boston Corporation, with attached Schedule and Confirmation (incorporated herein by reference to Exhibit
                1.2 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

        2.1 * Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

        2.2 * Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

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

        4.15 * SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit
                4.4 to the Company's Registration Statement on Form S-8 (No. 333-56714), filed with the Commission on March 8, 2001).

        4.16 * Instrument, dated May 4, 2001, setting forth terms of (pound) 14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including form of Loan Note Certificate as a Schedule thereto) (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17,
                2001).

        4.17 * Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No.1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

        4.18 * Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

        10.1 * Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit
                10.33 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.2 *+ SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.3 *+ SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).

        10.4 *+ SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

        10.5 *+ Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc. and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.6 *+ Employment Agreement, dated December 24, 1992, between SEACOR Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

        10.7 * Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.8  * Joint Venture Agreement, dated December 19, 1996, between
                SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

        10.9 * Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

        10.10 * License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

        10.11 * Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

        10.12*+ Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

        10.13*+ Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

        10.14*+ Form of Option Agreement for Officers and Key Employees
                Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30,
                2000).

        10.15 * Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.16 * Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.17 * Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.18 * Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.19 * Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).

        10.20 * Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).

        10.21 Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents.


        21.1    List of Registrant's Subsidiaries.

        23.1    Consent of Arthur Andersen LLP.

        99.1 Letter from SEACOR SMIT Inc. to the Securities Exchange Commission regarding representations by Arthur Andersen LLP.

        ------------------
        *        Incorporated herein by reference as indicated.
        + Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item14 (c) of the rules governing the preparation of this report.

        (b)          Reports on Form 8-K:

           None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SEACOR SMIT INC.
                                (Registrant)

                                By:   /s/ Charles Fabrikant
                                      ----------------------------
                                      Charles Fabrikant,
                                      Chairman of the Board,
                                      President and Chief Executive Officer
        Date: March 29, 2002

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                             Title                                             Date
        ---------                                             -----                                             ----
        /s/ Charles Fabrikant                       Chairman of the Board,                                March 29, 2002
        -------------------------------             President and Chief Executive
        Charles Fabrikant                           Officer (Principal Executive Officer)


        /s/ Randall Blank                           Executive Vice President, Chief                       March 29, 2002
        -------------------------------             Financial Officer and Secretary
        Randall Blank                               (Principal Financial Officer)


        /s/ Lenny P. Dantin                         Vice President                                        March 29, 2002
        -------------------------------             and Chief Accounting Officer
        Lenny P. Dantin                             (Principal Accounting Officer)


        /s/ Michael E. Gellert                      Director                                              March 29, 2002
        -------------------------------
        Michael E. Gellert


        /s/ Stephen Stamas                          Director                                              March 29, 2002
        -------------------------------
        Stephen Stamas


        /s/ Richard M. Fairbanks III                Director                                              March 29, 2002
        -------------------------------
        Richard M. Fairbanks III


        /s/ Pierre de Demandolx                     Director                                              March 29, 2002
        -------------------------------
        Pierre de Demandolx


        /s/ Andrew R. Morse                         Director                                              March 29, 2002
        -------------------------------
        Andrew R. Morse


        /s/ John Hadjipateras                       Director                                              March 29, 2002
        -------------------------------
        John Hadjipateras


        /s/ Oivind Lorentzen                        Director                                              March 29, 2002
        -------------------------------
        Oivind Lorentzen


        /s/ James Cowderoy                          Director                                              March 29, 2002
        -------------------------------
        James Cowderoy

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



Financial Statements:
                                                                            Page
                                                                            ----

        Report of Independent Public Accountants............................ 44

        Consolidated Balance Sheets - December 31, 2001 and 2000............ 45

        Consolidated Statements of Income for the years ended
           December 31, 2001, 2000 and 1999................................. 46

        Consolidated Statements of Changes in Equity for the years ended
            December 31, 2001, 2000 and 1999................................ 47

        Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999................................. 48

        Notes to Consolidated Financial Statements.......................... 49

Financial Schedule:

        Report of Independent Public Accountants on Financial
           Statement Schedule............................................... 72

        Valuation and Qualifying Accounts for the
           Years ended December 31, 2001, 2000 and 1999..................... 73


All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SEACOR SMIT Inc.:

We have audited the accompanying consolidated balance sheets of SEACOR SMIT Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEACOR SMIT Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."



                                                /s/ Arthur Andersen LLP

New Orleans, Louisiana
February 21, 2002

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS                                                 2001             2000
                                                                                          ---------------  ---------------
Current Assets:
   Cash and cash equivalents............................................................$      180,394   $      224,219
   Marketable securities (available-for-sale)...........................................             -            4,997
   Trade and other receivables, net of allowance for doubtful
      accounts allowance of $1,635 and $1,310, respectively.............................       104,436           87,687
   Prepaid expenses and other...........................................................         6,631            5,103
                                                                                          ---------------  ---------------
        Total current assets............................................................       291,461          322,006
                                                                                          ---------------  ---------------
Investments, at Equity, and Receivables from 50% or Less Owned Companies................       153,827          137,694
Available-for-Sale Securities...........................................................        22,371           77,184
Property and Equipment:
   Vessels and equipment................................................................       871,688          642,048
   Construction in progress.............................................................        51,292           13,752
   Other................................................................................        48,641           56,711
                                                                                          ---------------  ---------------
                                                                                               971,621          712,511
   Less-accumulated depreciation........................................................      (236,864)        (185,433)
                                                                                          ---------------  ---------------
                                                                                               734,757          527,078
                                                                                          ---------------  ---------------
Restricted Cash.........................................................................        55,290           40,759
Other Assets............................................................................        40,432           28,009
                                                                                          ---------------  ---------------
                                                                                        $    1,298,138   $    1,132,730
                                                                                          ===============  ===============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt....................................................$       33,724   $        2,553
   Accounts payable and accrued expenses................................................        29,070           25,746
   Accrued wages........................................................................         8,471            6,940
   Accrued interest.....................................................................         5,384            4,664
   Accrued vessel construction and purchase costs.......................................         5,752           11,477
   Accrued liability-short sale of securities...........................................         7,485                -
   Accrued acquisition costs............................................................        10,162                -
   Other current liabilities............................................................        13,661           15,003
                                                                                          ---------------  ---------------
        Total current liabilities.......................................................       113,709           66,383
                                                                                          ---------------  ---------------
Long -Term Debt ........................................................................       256,675          377,955
Deferred Income Taxes...................................................................       148,430          119,545
Deferred Gains and Other Liabilities....................................................        24,070           14,371
Minority Interest in Subsidiaries.......................................................         1,556            1,924
Common Stock Sold with Equity Forward Transaction.......................................        10,000                -
Stockholders' Equity:
   Common stock, $.01 par value, 40,000,000 shares authorized; 24,027,003
      and 21,426,969 shares issued in 2001 and 2000, respectively.......................           238              214
   Additional paid-in capital...........................................................       384,857          278,567
   Retained earnings....................................................................       472,843          402,142
   Less 3,943,333 and 4,310,505 shares held in treasury in 2001 and
      2000, respectively, at cost.......................................................      (109,638)        (125,968)
   Unamortized restricted stock.........................................................        (1,985)          (1,301)
   Accumulated other comprehensive income (loss) -
      Cumulative translation adjustments................................................        (2,474)          (2,014)
      Unrealized gain (loss) on available-for-sale
      securities........................................................................          (143)             912
                                                                                          ---------------  ---------------
        Total stockholders' equity......................................................       743,698          552,552
                                                                                          ---------------  ---------------
                                                                                        $    1,298,138   $    1,132,730
                                                                                          ===============  ===============

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   2001             2000             1999
                                                                              ---------------  ---------------  ---------------
Operating Revenues.......................................................   $      434,790   $      339,941   $      289,425
                                                                              ---------------  ---------------  ---------------

Costs and Expenses:
   Operating expenses....................................................          234,551          201,452          166,786
   Administrative and general............................................           49,980           39,548           34,744
   Depreciation and amortization.........................................           58,324           51,189           41,282
                                                                              ---------------  ---------------  ---------------
                                                                                   342,855          292,189          242,812
                                                                              ---------------  ---------------  ---------------

Operating Income.........................................................           91,935           47,752           46,613
                                                                              ---------------  ---------------  ---------------

Other Income (Expense):
   Interest income.......................................................           13,546           17,423           20,495
   Interest expense......................................................          (21,998)         (27,450)         (22,330)
   Gain from equipment sales or retirements, net.........................            9,030            7,628            1,677
   Gain upon sale of shares of Chiles Offshore Inc.......................                -            4,023                -
   Derivative income (loss), net.........................................            4,127            6,292           (1,323)
   Other, net............................................................            7,081            5,990           (1,616)
                                                                              ---------------  ---------------  ---------------
                                                                                    11,786           13,906           (3,097)
                                                                              ---------------  ---------------  ---------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   (Losses) of 50% or Less Owned Companies and Extraordinary Item........          103,721           61,658           43,516
                                                                              ---------------  ---------------  ---------------
Income Tax Expense:
   Current...............................................................           14,838            4,952              358
   Deferred..............................................................           21,220           15,628           14,891
                                                                              ---------------  ---------------  ---------------
                                                                                    36,058           20,580           15,249
                                                                              ---------------  ---------------  ---------------
Income Before Minority Interest, Equity in Earnings (Losses) of 50% or
   Less Owned Companies and Extraordinary Item...........................           67,663           41,078           28,267
Minority Interest in Net (Income) Loss of Subsidiaries...................             (372)          (3,393)           1,148
Equity in Earnings (Losses) of 50% or Less Owned Companies...............            4,306           (3,565)             330
                                                                              ---------------  ---------------  ---------------
Income Before Extraordinary Item.........................................           71,597           34,120           29,745
Extraordinary Item - Gain (Loss) on Debt Extinguishment..................             (896)               -            1,191
                                                                              ---------------  ---------------  ---------------
Net Income...............................................................   $       70,701   $       34,120   $       30,936
                                                                              ===============  ===============  ===============

Basic Earnings Per Common Share:
   Income before extraordinary item......................................   $         3.68   $         2.02   $         1.66
   Extraordinary item....................................................            (0.05)               -             0.07
                                                                              ---------------  ---------------  ---------------
   Net income............................................................   $         3.63   $         2.02   $         1.73
                                                                              ===============  ===============  ===============

Diluted Earnings Per Common Share:
   Income before extraordinary item......................................   $         3.47   $         1.92   $         1.64
   Extraordinary item....................................................            (0.04)               -             0.05
                                                                              ---------------  ---------------  ---------------
   Net income............................................................   $         3.43   $         1.92   $         1.69
                                                                              ===============  ===============  ===============

Weighted Average Common Shares:
   Basic                                                                        19,490,115       16,887,176       17,867,480
   Diluted...............................................................       21,335,182       21,234,528       22,252,445


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              Additional                             Unamortized
                                                    Common      Paid-in      Retained     Treasury    Restricted
                                                    Stock       Capital      Earnings      Stock        Stock
-------------------------------------------------- --------- -------------- ------------ ----------- ------------
2001
--------------------------------------------------
Balance, December 31, 2000.......................$     214 $      278,567 $    402,142 $   (125,968) $   (1,301)
   Add/(Deduct) -
   -Net income for fiscal year 2001..............        -              -       70,701            -           -
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 27,877
        shares...................................        -          1,284            -            -           -
      Plaisance Marine Inc. acquisition..........        -              -            -        3,163           -
      Stirling Shipping Holdings Limited.........        -              -            -       12,777           -
      Employee Stock Purchase Plan...............        -              -            -          624
      Exercise of stock options..................        -            272            -            -           -
      Issuance of restricted stock...............        1          3,644            -            -      (2,976)
   -Amortization of restricted stock.............        -              -            -            -       2,272
   -Cancellation of restricted stock, 459 shares.        -              -            -          (20)         20
   -Net currency translation adjustments.........        -              -            -            -           -
   -Change in unrealized gains (losses) on
      available-for-sale securities..............        -              -            -            -           -
   -Conversion of 5 3/8% Convertible Subordinated
      Notes due 2006.............................       23         98,824            -            -           -
   -Change in share of book value of investment
      in Chiles Offshore Inc.....................        -          2,395            -            -           -
   -Change in value of shares issued in equity
      forward transaction........................        -           (164)           -            -           -
   -Change in fair value of derivatives..........        -              -            -            -           -
   -Purchase of TMM's minority interest in
      SEACOR Vision LLC..........................        -             35            -            -           -
   -Purchase of treasury shares..................        -              -            -         (214)          -
                                                   --------- -------------- ------------ ----------- ------------
Balance, December 31, 2001.......................$     238 $      384,857 $    472,843 $   (109,638) $   (1,985)
=================================================================================================================
2000
--------------------------------------------------
Balance, December 31, 1999.......................$     214 $      274,979 $    368,022 $   (131,183) $   (1,110)
   Add/(Deduct) -
   -Net income for fiscal year 2000..............        -              -       34,120            -           -
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 15,254
        shares...................................        -            920            -            -           -
      Putford Enterprises Ltd. acquisition.......        -              -            -        4,086           -
      SCF Corporation acquisition................        -              -            -        5,920           -
      Exercise of stock options..................        -            763            -            -           -

      Issuance of restricted stock...............        -          1,529            -            -      (1,543)
   -Amortization of restricted stock.............        -              -            -            -       1,337
   -Cancellation of restricted stock, 623 shares.        -              -            -          (15)         15
   -Net currency translation adjustments.........        -              -            -            -           -
   -Change in unrealized gains (losses) on
      available-for-sale securities..............        -              -            -            -           -
   -Change in value of investment in Chiles
      Offshore LLC...............................        -            380            -            -           -
   -Cash in lieu of fractional shares in stock
      split......................................        -             (4)           -            -           -
   -Purchase of treasury shares..................        -              -            -       (4,776)          -
                                                   --------- -------------- ------------ ----------- ------------
Balance, December 31, 2000.......................$     214 $      278,567 $    402,142 $   (125,968) $   (1,301)
=================================================================================================================
1999
--------------------------------------------------
Balance, December 31, 1998.......................$     212 $      271,941 $    337,086 $    (65,656) $     (972)
   Add/(Deduct) -
   -Net income for fiscal year 1999..............        -              -       30,936            -           -
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 32,001
        shares...................................        -          1,482            -            -           -
      Issuance of restricted stock...............        2          1,593            -            -      (1,653)
   -Amortization of restricted stock.............        -              -            -            -       1,508
   -Cancellation of restricted stock, 150 shares.        -              -            -           (7)          7
   -Net currency translation adjustments.........        -              -            -            -           -
   -Change in unrealized gains (losses) on
      available-for-sale securities..............        -              -            -            -           -
   -Debt offering costs..........................        -            (37)           -            -           -
   -Purchase of treasury shares..................        -              -            -      (65,520)          -
                                                   --------- -------------- ------------ ----------- ------------
Balance, December 31, 1999.......................$     214 $      274,979 $    368,022 $   (131,183) $   (1,110)
=================================================================================================================

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                                       47
** TABLE CONTINUED **

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                     Accumulated
                                                        Other
                                                    Comprehensive   Comprehensive
                                                       Income           Income
-------------------------------------------------- ---------------- ---------------
2001
-------------------------------------------------
Balance, December 31, 2000.......................$        (1,102) $             -
   Add/(Deduct) -
   -Net income for fiscal year 2001..............              -           70,701
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 27,877
        shares...................................              -                -
      Plaisance Marine Inc. acquisition..........              -                -
      Stirling Shipping Holdings Limited.........              -                -
      Employee Stock Purchase Plan...............
      Exercise of stock options..................              -                -
      Issuance of restricted stock...............              -                -
   -Amortization of restricted stock.............              -                -
   -Cancellation of restricted stock, 459 shares.              -                -
   -Net currency translation adjustments.........           (545)            (545)
   -Change in unrealized gains (losses) on
      available-for-sale securities..............         (1,055)          (1,055)
   -Conversion of 5 3/8% Convertible Subordinated
      Notes due 2006.............................              -                -
   -Change in share of book value of investment
      in Chiles Offshore Inc.....................              -                -
   -Change in value of shares issued in equity
      forward transaction........................              -                -
   -Change in fair value of derivatives..........             85               85
   -Purchase of TMM's minority interest in
      SEACOR Vision LLC..........................              -                -
   -Purchase of treasury shares..................              -                -
                                                   ---------------- ---------------
Balance, December 31, 2001.......................$        (2,617) $        69,186
===================================================================================
2000
-------------------------------------------------
Balance, December 31, 1999.......................$        (2,792) $             -
   Add/(Deduct) -
   -Net income for fiscal year 2000..............              -           34,120
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 15,254
        shares...................................              -                -
      Putford Enterprises Ltd. acquisition.......              -                -
      SCF Corporation acquisition................              -                -
      Exercise of stock options..................              -                -

      Issuance of restricted stock...............              -                -
   -Amortization of restricted stock.............              -                -
   -Cancellation of restricted stock, 623 shares.              -                -
   -Net currency translation adjustments.........         (1,721)          (1,721)
   -Change in unrealized gains (losses) on
      available-for-sale securities..............          3,411            3,411
   -Change in value of investment in Chiles
      Offshore LLC...............................              -                -
   -Cash in lieu of fractional shares in stock
      split......................................              -                -
   -Purchase of treasury shares..................              -                -
                                                   ---------------- ---------------
Balance, December 31, 2000.......................$        (1,102) $        35,810
===================================================================================
1999
-------------------------------------------------
Balance, December 31, 1998.......................$           171  $             -
   Add/(Deduct) -
   -Net income for fiscal year 1999..............              -           30,936
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 32,001
        shares...................................              -                -
      Issuance of restricted stock...............              -                -
   -Amortization of restricted stock.............              -                -
   -Cancellation of restricted stock, 150 shares.              -                -
   -Net currency translation adjustments.........           (526)            (526)
   -Change in unrealized gains (losses) on
      available-for-sale securities..............         (2,437)          (2,437)
   -Debt offering costs..........................              -                -
   -Purchase of treasury shares..................              -                -
                                                   ---------------- ---------------
Balance, December 31, 1999.......................$        (2,792) $        27,973
===================================================================================

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.


                                       47-A

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                     2001           2000            1999
                                                                                 -------------  --------------  -------------
Cash Flows from Operating Activities:
Net income.....................................................................$      70,701  $      34,120   $      30,936
Depreciation and amortization..................................................       58,324         51,189          41,282
    Restricted stock amortization..............................................        2,272          1,337           1,508
    Debt discount/(premium) amortization, net..................................          474            (49)            129
    Bad debt expense...........................................................          947           (235)           (328)
    Deferred income taxes......................................................       21,220         15,628          14,891
    Equity in net (earnings) losses of 50% or less owned companies.............       (4,306)         3,565            (330)
    Extraordinary (gain) loss, extinguishment of debt..........................          896              -          (1,191)
    (Gain) loss from sale of investment in 50% or less owned companies.........         (201)             -              72
    Derivative (income) loss...................................................       (4,127)        (6,292)          1,323
    (Gain) loss from sale of available-for-sale securities, net................       (5,689)        (7,562)            279
    Gain upon sale of shares of Chiles Offshore Inc............................            -         (4,023)              -
    Gain from equipment sales or retirements, net..............................       (9,030)        (7,628)         (1,677)
    Amortization of deferred gains on sale and leaseback transactions..........       (5,482)       (18,601)        (24,278)
    Minority interest in income (loss) of subsidiaries.........................          372          3,393          (1,148)
    Other, net.................................................................          504          1,709           3,382
    Changes in operating assets and liabilities -
      (Increase) decrease in receivables.......................................       (3,360)       (15,468)         15,139
      (Increase) decrease in prepaid expenses and other assets.................       (4,175)         5,985          (5,692)
      Increase (decrease) in accounts payable, accrued and other liabilities...       (7,920)         8,183         (26,425)
                                                                                 -------------  --------------  -------------
        Net cash provided by operations........................................      111,420         65,251          47,872
                                                                                 -------------  --------------  -------------
Cash Flows from Investing Activities:
    Purchases of property and equipment........................................     (107,445)       (73,750)       (140,470)
    Proceeds from the sale of marine vessels and equipment.....................       60,666         56,772          20,889
    Investments in and advances to 50% or less owned companies.................       (5,763)        (7,056)        (21,798)
    Principal payments on notes due from 50% or less owned companies...........        6,040          1,514           8,610
    Proceeds from sale of investment in 50% or less owned companies............        3,076              -             263
    Net (increase) decrease in restricted cash account.........................      (14,531)       (18,774)         47,249
    Proceeds from sale of available-for-sale securities........................      145,920         90,309         134,352
    Purchases of available-for-sale securities.................................      (74,771)       (60,650)        (15,745)
    Cash settlements of derivative transactions................................        1,594         (1,454)          3,694
    Dividends received from 50% or less owned companies........................        6,705          9,029          11,450
    Acquisitions, net of cash acquired.........................................      (98,174)       (13,110)         (6,239)
    Cash of Chiles Offshore LLC, a deconsolidated subsidiary...................            -        (11,691)              -
    Other, net.................................................................           45         (2,151)         (2,476)
                                                                                 -------------  --------------  -------------
        Net cash provided by (used in) investing activities....................      (76,638)       (31,012)         39,779
                                                                                 -------------  --------------  -------------
Cash Flows from Financing Activities:
    Payments of long-term debt and stockholder loans...........................     (145,356)       (17,240)        (47,830)
    Proceeds from issuance of long-term debt ..................................       75,563            482          38,115
    Payments on capital lease obligations......................................      (17,580)        (1,675)         (1,587)
    Proceeds from issuance of Common Stock.....................................       10,000              -               -
    Collateral deposits pursuant to swap agreements............................            -              -         (10,166)
    Proceeds from membership interest offering of Chiles Offshore LLC..........            -              -           4,338
    Distribution of membership interest to minority shareholders of Chiles
      Offshore LLC.............................................................            -         17,651               -
    Termination of swap agreements.............................................            -         19,504               -
    Common stock acquired for treasury.........................................         (214)        (4,776)        (65,520)
    Other, net.................................................................          132            276             (36)
                                                                                 -------------  --------------  -------------
        Net cash provided by (used in) financing activities....................      (77,455)        14,222         (82,686)
                                                                                 -------------  --------------  -------------
Effects of Exchange Rate Changes on Cash and Cash Equivalents..................       (1,152)        (2,751)         (1,723)
                                                                                 -------------  --------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents...........................      (43,825)        45,710           3,242
Cash and Cash Equivalents, beginning of period.................................      224,219        178,509         175,267
                                                                                 -------------  --------------  -------------
Cash and Cash Equivalents, end of period.......................................$     180,394  $     224,219   $     178,509
                                                                                 =============  ==============  =============

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

        NATURE OF OPERATIONS. SEACOR SMIT Inc. ("SEACOR') and its subsidiaries (the "Company") is a major provider of offshore support vessel services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company also operates hopper barges in its inland river business and holds a 23.8% equity interest in Chiles Offshore Inc. ("Chiles Offshore"), a company that owns and operates ultra-premium jackup drilling rigs.

        BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of SEACOR and all majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

        ACCOUNTS RECEIVABLE. Customers of offshore support vessel services are primarily major and large independent oil and gas exploration and production companies. Oil spill and emergency response services are provided to tank vessel owner/operators, refiners, terminals, exploration and production facilities and pipeline operators. Barge customers are primarily major agricultural and industrial companies based within the United States. All customers are granted credit on a short-term basis and related credit risks are considered minimal.

        PROPERTY AND EQUIPMENT. Property and equipment, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Offshore support vessels ("vessels") and related equipment are depreciated over 20 to 30 years, inland river hopper barges ("barges") are depreciated over 20 years and all other property and equipment are depreciated and amortized over two to ten years.

        Vessel and barge maintenance and repair and routine drydock inspection costs are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment was capitalized as part of the assets' carrying values and are being amortized to expense over such assets estimated useful lives. Interest capitalized in 2001, 2000 and 1999 totaled $760,000, $639,000 and $9,836,000, respectively.

        OTHER ASSETS.  Other assets include the following:

(in thousands)                                          2001           2000
--------------------------------------------------   -----------   ------------
Goodwill...........................................$    36,629   $    23,121
Deferred financing costs...........................      4,970         6,567
Net sale-type leases, see Note 12..................      3,774         1,953
Notes receivable...................................      4,797         1,543
Common stock investments, carried at cost..........      1,150         1,900
Other..............................................        659           471
                                                     -----------   ------------
                                                        51,979        35,555
Less accumulated amortization......................    (11,547)       (7,546)
                                                     -----------   ------------
Total other assets.................................$    40,432   $    28,009
                                                     ===========   ============

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized through December 31, 2001 on a straight-line basis over the expected benefit period that ranged from 10 to 22 years. Deferred financing costs, incurred in connection with the issuance of debt, is amortized over the life of the related debt, ranging from 5 to 12 years, using the effective interest rate method. Goodwill and deferred financing cost amortization expenses totaled $3,740,000 in 2001, $2,296,000 in 2000 and $2,703,000 in 1999. Effective
        January 1, 2002, the Company ceased amortization of goodwill. (See "Recent Accounting Pronouncements" for discussion.)

        Common stock investments, carried at cost, are investments in private companies over which the Company does not have the ability to exercise significant influence nor does it own greater than 20% of the investees voting stock. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

        BUSINESS COMBINATIONS. As discussed in Note 4, business combinations completed by the Company have been accounted for under the purchase method of accounting. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are included in operating results. The cost of an enterprise acquired in a business combination includes the direct cost of the acquisition. The operating results of entities acquired are included in the Consolidated Statements of Income from the completion date of the applicable transaction.

        INCOME TAXES. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. Deferred taxes are not provided on the undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because the Company considers those earnings to be indefinitely reinvested abroad.

        DEFERRED GAINS. The Company has entered into vessel sale and leaseback transactions and has sold vessels to joint venture corporations in which it holds an equity ownership interest. Certain of the gains realized from these transactions were not immediately recognized in income and have been reported in the Consolidated Balance Sheets as "Deferred Gains and Other Liabilities." In sale and leaseback transactions, gains were deferred to the extent of the present value of minimum lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. In joint venture sale transactions, gains were deferred to the extent of the Company's ownership interest, with amortization to income over the applicable vessels' depreciable lives, and upon receipt of debt securities and an inadequate down payment, with amortization to income on the installment method.

        FOREIGN CURRENCY TRANSLATION. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and for revenue and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are reported in the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)."

        Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. The Company's earnings in 2001 included net foreign currency exchange gains of $1,247,000; whereas 2000 and 1999 included net foreign currency exchange losses of $1,573,000 and $1,288,000, respectively. Gains and losses on foreign currency transactions that are designated as, and effective as, economic hedges of a net investment in a foreign entity (such as debt denominated in a foreign currency or forward exchange contracts) are reported in the Consolidated Balance Sheet as "Accumulated other comprehensive income (loss)." Gains or losses on foreign currency transactions that do not hedge an exposure are included in determining net income in accordance with the requirements for other foreign currency transactions as described above.

        From time-to-time, SEACOR may advance funds to wholly owned subsidiaries whose functional currency differs from the U.S. dollar. If settlement of such advances are not planned or anticipated to be paid in the foreseeable future, exchange rate gains and losses relating to the transactions are deferred and included in the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)." Conversely, if settlement of the advances are expected in the foreseeable future, changes in the exchange rate from the transaction date until the settlement date with respect to such advances are included in the Consolidated Statements of Income as "Other, net."

        REVENUE RECOGNITION. The Company's offshore marine business segment earns revenues primarily from the time and bareboat charter-out of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, the Company provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel's operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years.

        Customers of the Company's environmental business segment are charged retainer fees for ensuring by contract the availability (at predetermined rates) of oil spill response services and equipment that are generally recognized ratably throughout the year. Retainer services include employing a staff to supervise response to an oil spill and maintaining specialized equipment. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years. Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenue can vary greatly between comparable periods. Consulting fees are also earned from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises and other special projects.

        The Company's inland river business earns revenues primarily from voyage affreightments under which customers are charged for a committed space to transport cargo for a specific time from a point of origin to a destination at an established rate per ton. The inland river operation also earns revenues while cargo is stored aboard a barge and when a barge is chartered-out by a third party.

        OTHER, NET. In 2001, 2000 and 1999, other income and expense primarily included gains and losses from the sale of marketable securities and the exchange of foreign currencies.

        EARNINGS PER SHARE. Basic earnings per common share were computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share were computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. All computations give effect for the three-for-two stock split effected June 15, 2000. Certain options and share awards, 127,580, 74,140 and 46,601 in 2001, 2000 and
        1999, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                                                                      Per
(in thousands, except shares and per share data)                      Income          Shares         Share
---------------------------------------------------------------   --------------------------------  ---------
FOR THE YEAR ENDED 2001-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        71,597     19,490,115  $    3.68
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        253,260
     Convertible securities..................................              2,596      1,591,807
     Common stock sold with equity forward contract,
       see Note 8............................................               (164)             -
                                                                  --------------------------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        74,029     21,335,182  $    3.47
                                                                  ================================  =========
FOR THE YEAR ENDED 2000-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        34,120     16,887,176  $    2.02
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        220,082
     Convertible securities..................................              6,605      4,127,270
                                                                  --------------------------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        40,725     21,234,528  $     1.92
                                                                  ================================  =========
FOR THE YEAR ENDED 1999-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        29,745     17,867,480  $    1.66
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        185,447
     Convertible securities..................................              6,714      4,199,518
                                                                  --------------------------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions..............................    $        36,459     22,252,445  $     1.64
                                                                  ================================  =========

        RECENT ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed an initial review and do not currently expect to record an impairment charge. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. The Company has ceased amortization of its remaining goodwill balance effective January 1, 2002.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations", which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company expects this statement will not have a material impact on its financial statements.

        COMPREHENSIVE INCOME. Comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Changes in Equity. The Company's other comprehensive income or loss was comprised of net currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. Income taxes allocated to each component of other comprehensive income during the years indicated are as follows:

                                                                           Before-Tax      Tax (Expense)      Net-of-Tax
(in thousands)                                                               Amount         or Benefit          Amount
----------------------------------------------------------------------  ----------------  ---------------  ----------------
2001
Foreign currency translation adjustments..............................$         (708)   $          248   $         (460)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........         4,066            (1,423)           2,643
    Less - reclassification adjustment for (gains) losses included in
net income............................................................        (5,689)            1,991           (3,698)
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$       (2,331)   $          816   $       (1,515)
                                                                        ================  ===============  ================
2000
Foreign currency translation adjustments..............................$       (2,648)   $          927   $       (1,721)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........        12,809            (4,483)           8,326
    Less - reclassification adjustment for (gains) losses included in
net income............................................................        (7,562)            2,647           (4,915)
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$        2,599    $         (909)  $        1,690
                                                                        ================  ===============  ================
1999
Foreign currency translation adjustments..............................$         (809)   $          283   $         (526)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........        (4,030)            1,412           (2,618)
    Less - reclassification adjustment for (gains) losses included in
net income............................................................           279               (98)             181
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$       (4,560)   $        1,597   $       (2,963)
                                                                        ================  ===============  ================

        RECLASSIFICATIONS. Certain reclassifications of prior year information have been made to conform with the current year presentation.

        2. FINANCIAL INSTRUMENTS:

        The estimated fair values of the Company's financial instruments have been determined using available market information and appropriate valuation methodologies. Considerable judgment was required in developing certain of the estimates of fair value, and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                           2001                           2000
                                                               -----------------------------  -----------------------------
                                                                  Carrying       Estimated      Carrying        Estimated
(in thousands)                                                     Amount       Fair Value       Amount        Fair Value
-------------------------------------------------------------  --------------  -------------  -------------   -------------
ASSETS:
    Cash and temporary cash investments...................... $    180,394    $    180,394   $    224,219   $     224,219
    Marketable securities....................................       22,371          22,371         82,181          82,181
    Collateral deposits, notes and other receivables.........       30,787          30,717          6,781           6,781
    Restricted cash..........................................       55,290          55,290         40,759          40,759
    Stock investments, carried at cost.......................        1,150           1,150          1,900           1,900
    Derivative instruments...................................        1,909           1,909            709             709
LIABILITIES:
    Long-term debt, including current portion................      290,399         295,844        362,928         402,710
    Other current liabilities................................          164             164              -               -
    Derivative instruments...................................          848             848             21              21


        The carrying value of cash and temporary cash investments, restricted cash, collateral deposits and other receivables approximate fair value. The fair values of the Company's notes receivable, long-term debt, marketable securities and derivative instruments were estimated based upon quoted market prices or by discounting the underlying cash flows using market information as to interest rates for receivables and indebtedness of similar terms and maturities.

        Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS 133 requires that changes in the derivative's fair market value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 was not material.

        The Company has foreign currency exchange risks primarily related to its offshore support vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. During the twelve months ended December 31, 2001, the Company settled several Pounds Sterling forward exchange contracts, which resulted in a realized gain of $131,000. At December 31, 2001, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

        The Company has also entered into additional forward exchange contracts that are considered speculative during 2000 and 2001 with respect to Norwegian Kroners, Pounds Sterling and Euros. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign exchange had the Company decided to conduct business in Norway. The Pound Sterling and Euro contracts enable the Company to buy Pounds Sterling and Euros in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange of the Company's business conducted in the United Kingdom and Europe. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss)" as they do not meet the criteria for hedge accounting. For the twelve month periods ending December 31, 2001 and 2000, the Company recognized net losses of $153,000 and net gains of $639,000, respectively, from these forward exchange contracts. At December 31, 2001, the Company had no outstanding Norwegian Kroner contracts and the fair market value of its speculative Pound Sterling and Euro contracts totaled $451,000 and was reported in the Consolidated Balance Sheets as "Trade and other receivables."

        The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in the market value of its commodity contracts at the end of each month and recognizes a related gain or loss. For the twelve month periods ending December 31, 2001, 2000 and 1999, the Company has recognized net gains of $4,584,000, net losses of $980,000 and net losses of $1,323,000, respectively, from commodity hedging activities that were reported in the Consolidated Statements of Income as "Derivative income (loss)." At December 31, 2001, the fair market value of the Company's positions in commodity contracts totaled $1,458,000 and was reported in the Consolidated Balance Sheets as "Trade and other receivables."

        The Company, furthermore, beginning in the fourth quarter of 2001, entered into and settled various positions in U.S. treasury notes and U.S. treasury bonds via options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. For accounting purposes, the Company records the change in the market value of its U.S. treasury positions at the end of each month and recognizes a related gain or loss. For the twelve month period ending December 31, 2001, the Company has recognized net gains of $196,000 from U.S. treasury note and U.S. treasury bond option and future contracts that were reported in the Consolidated Statements of Income as "Derivative income." At December 31, 2001, the Company's unrealized loss with respect to its positions in U.S. treasury obligations totaled $349,000 and was reported in the Consolidated Balance Sheets as "Other current liabilities."

        In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 with a major financial institution with respect to notional amounts equal to a portion of the $147,500,000 aggregate principal amount of the 7.2% Senior Notes Due 2009 (the "7.2 % Notes"). Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. At December 31, 2001, $30,000,000 notional principal amount of the 7.2% Notes were covered by such swap agreements.

        Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. At December 31, 2001, the unrealized loss, totaling $499,000, which resulted from the agreed upon price exceeding the fair value of the notional amounts set forth in the swap agreements has been recorded in the Consolidated Statements of Income as a "Derivative loss" as it did not meet hedge accounting criteria and will be subject to periodic revaluation based upon the fair market value of such swaps. The swap agreements terminate during the fourth quarter of 2002 unless extended by mutual consent.

        To reduce cost of capital during years when the Company owned a majority equity interest in Chiles Offshore, see Note 5, it entered into swap agreements in 1999 with a major financial institution with respect to notional amounts equal to a portion of Chiles Offshore's $110,000,000 aggregate principal amount 10.0% Senior Notes Due 2008 (the "Chiles 10.0% Notes"). Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid by Chiles Offshore on the notional amount of Chiles 10.0% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest at approximately 6.9% per annum on the agreed upon price of such notional amount of Chiles 10.0% Notes as set forth in the applicable swap agreement.

        Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of Chiles 10.0% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. In September 2000, Chiles Offshore purchased and redeemed substantially all of its then outstanding Chiles 10.0% Notes with proceeds from its initial public offering that resulted in the termination of these swap agreements and the Company recognized derivative income of $6,634,000.

        3. MARKETABLE SECURITIES:

        Equity securities that have readily determinable fair values and investments in debt securities are classified by the Company as investments in available-for-sale securities. These investments are reported at their fair values with unrealized holding gains and losses included in the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)." Available-for-sale securities are included in the Consolidated Balance Sheets as "Marketable Securities" if the Company intends to liquidate the investment within one year from the balance sheet date and are included as "Available-for-Sale Securities" if the Company has the intent and ability to hold such investments for over one year from the balance sheet date. The amortized cost and fair value of marketable securities at December 31, 2001 and 2000 were as follows, in thousands of dollars:

                                                              Gross Unrealized Holding
                                               Amortized     ---------------------------       Fair
           Type of Securities                    Cost          Gains           Losses          Value
------------------------------------------    -----------    -----------     -----------    -----------
2001:
     U.S. government and agencies........  $      2,471   $          -   $        (309)  $      2,162
     U.S.     states    and     political        11,560              -            (596)        10,964
subdivisions.............................
     Corporate debt securities...........         1,725             32             (84)         1,673
     UK government securities............         3,759              3               -          3,762
     Equity securities...................         3,076            735              (1)         3,810
                                              -----------    -----------     -----------    -----------
                                           $     22,591   $        770   $        (990)  $     22,371
                                              ===========    ===========     ===========    ===========
2000:
     U.S. government and agencies........  $     56,530   $        422   $        (442)  $     56,510
     U.S. states and political
      subdivisions.......................         4,050            141               -          4,191
     Corporate debt securities...........         5,794              -             (80)         5,714
     UK government securities............         3,865              -              (8)         3,857
     Equity securities...................        10,540          1,716            (347)        11,909
                                              -----------    -----------     -----------    -----------
                                           $     80,779   $      2,279   $        (877)  $     82,181
                                              ===========    ===========     ===========    ===========

        The contractual maturities of debt marketable securities at December 31, 2001 were as follows, in thousands of dollars:

                                                   Amortized         Fair
                          Maturities                  Cost          Value
-----------------------------------------------   -------------  -------------
Mature in one year or less.....................$           -   $          -
Mature after one year through five years.......        4,320          4,299
Mature after five years through ten years......            -              -
Mature after ten years.........................       15,195         14,262
                                              -----------------  -------------
                                               $      19,515   $     18,561
                                              =================  =============

        During 2001, 2000 and 1999, the sale of available-for-sale securities resulted in gross realized gains of $9,587,000, $8,558,000 and $721,000, respectively, and gross realized losses of $3,898,000, $996,000 and $1,000,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses. During 2001, the Company transacted various short sales of equity securities and at December 31, 2001 had recorded a liability in the Consolidated Balance Sheet as "Accrued liability-short sale of securities" equal to the fair market value of these equity securities. Gross unrealized gains and losses, totaling $247,000 and $623,000, respectively, resulting from these short sales were recorded in the Consolidated Statements of Income as "Other, net."

        4. VESSEL ACQUISITIONS AND DISPOSITIONS:

        STIRLING TRANSACTION. On May 4, 2001, the Company completed the acquisition of all of the issued and outstanding shares of Stirling Shipping Holdings Limited ("Stirling Shipping"). Aggregate consideration was (pound)54,300,000 ($77,100,000 based on exchange rates in effect and the price of SEACOR's common stock, par value $.01 per share ("Common Stock") on the closing date), consisting of (pound)29,900,000, or $43,000,000, in cash, (pound)14,700,000, or $21,200,000, in one-year loan notes, and 285,852 shares of Common Stock issued from treasury, valued at $12,900,000. Stirling Shipping's long term debt at closing was approximately (pound)43,000,000, or $61,900,000. To fund a portion of the Stirling Shipping acquisition, the Company borrowed $25,000,000 under its revolving credit facility, and in the third quarter, repaid this loan. Through its acquisition of Stirling Shipping, the Company acquired 12 vessels primarily working in the North Sea, including 9 supply and 3 anchor handling towing supply vessels, and contracts for the construction of 2 anchor handling towing supply vessels. The new construction vessels, which have now been delivered to the Company, were built in the UK. In November 2001, the Company repaid all of the outstanding indebtedness, totaling (pound)48,316,000 or approximately $68,250,000, that was included in the Stirling Shipping acquisition. Existing cash balances and borrowings available under the Company's revolving credit facility, totaling $30,000,000 at December 31, 2001, were used to liquidate this obligation.

        CHERAMIE TRANSACTION. In February 2001, the Company completed the acquisition of all of the issued and outstanding shares of Gilbert Cheramie Boats, Inc. and related companies (collectively, "Cheramie"). Purchase consideration was $62,800,000 in cash. Through its acquisition of Cheramie, the Company acquired 11 mini-supply, 11 utility and 2 offshore supply vessels operating in the U.S. Gulf of Mexico. Pursuant to the terms of the purchase agreement, the Company had an option of making an Internal Revenue Code Section 338(h)(10) election and, in January 2002, it exercised that option. The election entitled the Company to full income tax basis in the assets of the Cheramie companies and the realization of an income tax benefit of the depreciation. In order to induce the prior shareholders of Cheramie to agree to the election, the Company has agreed to make them "whole" for the amount of the increase in their total income tax liability, including the amount of income tax payable by them on the additional purchase price payment. In January 2002, as a result of making this election, the Company paid the prior shareholders of Cheramie an additional $10,200,000 in order to reimburse them for all of their expected additional income tax obligations, which payment was recorded in the Consolidated Balance Sheet as "Accrued acquisition costs." The original purchase consideration included $975,000 that was deposited into an escrow account for other incremental tax liabilities that may be incurred by the selling shareholders of Cheramie with respect to the purchase transaction. The January 2002 payment was intended to reimburse the selling shareholders for all of their incremental tax liabilities, and therefore, the Company has recorded an adjustment to the purchase price for the funds presently held in escrow. Goodwill, as adjusted, of approximately $11,280,000 was recorded in connection with this acquisition.

        RINCON TRANSACTION. In February 2001, the Company acquired two U.S. based towing supply vessels from Rincon Marine, Inc., a U.S. based operator ("Rincon"). Aggregate consideration paid Rincon was $19,700,000, including $6,100,000 in cash and the assumption of $13,600,000 of debt due Caterpillar Financial Services Corporation ("Caterpillar"). In February 2002, the Company repaid all of the outstanding indebtedness due Caterpillar from working capital.

        PLAISANCE TRANSACTION. In January 2001, the Company acquired all of the issued and outstanding shares of Plaisance Marine, Inc. ("Plaisance") that owns two mini-supply vessels and acquired four additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was $20,100,000, including $16,200,000 paid in cash, the assumption of $700,000 of debt and the issuance of 71,577 shares of Common Stock from treasury, valued at $3,200,000 on the closing date. The Plaisance Fleet operates in the U.S. Gulf of Mexico.

        SCF TRANSACTION. On December 20, 2000, the Company acquired SCF Corporation ("SCF"), a company that owned and operated barges and that was substantially owned and controlled by certain SEACOR directors. Forty-three barges and a 50% interest in a partnership that owns 11 additional barges acquired in the SCF transaction were valued at $7,500,000. The SCF acquisition resulted in the Company's issuance of 121,064 shares of Common Stock net of 254,381 shares owned by SCF, which have been returned to treasury, and the payment to SCF's shareholders of $3,304,000 in cash, representing SCF's working capital. Goodwill of approximately $1,200,000 was recorded in connection with this acquisition.

        PUTFORD TRANSACTION. On April 19, 2000, the Company acquired all of the issued share capital of Putford Enterprises Ltd. and associated companies (collectively, "Boston Putford"). Assets indirectly acquired in the acquisition included Boston Putford's standby safety vessels ("SBSV"), certain joint venture interests and fixed assets for an aggregate purchase price valued at (pound)23,000,000 ($39,300,000 based on exchange rates in effect and SEACOR's stock price on the closing date). Boston Putford's SBSV fleet, including vessels held in joint ventures, but excluding vessels managed for third parties, consisted of 18 vessels operating primarily in the southern UK sector of the North Sea. The purchase consideration consisted of (pound)14,200,000 in cash ($22,500,000 based on exchange rates in effect on the closing date), 125,423 shares of Common Stock (after adjustment for the Company's stock split in June 2000), a (pound)5,000,000, five-year, 4.0% fixed coupon note and a (pound)2,500,000, five-year, 4.0% fixed coupon note that is subject to offset if Boston Putford does not meet certain earnings targets. The notes combined had an estimated value of (pound)6,200,000 ($9,800,000 based on exchange rates in effect on the closing date).

        PURCHASE PRICE ALLOCATION. The following table summarizes the allocation of the purchase price in the Stirling Shipping, Cheramie and Plaisance acquisitions in 2001 and SCF and Putford acquisitions in 2000:

                                                                  For the Year Ended
                                                            -------------------------------
 (in thousands)                                                12/31/01        12/31/00
----------------------------------------------------------  --------------- ---------------
 Trade and other receivables ............................$        11,092  $       13,841
 Prepaid expenses and other..............................            714           1,458
 Investments, at equity..................................              -             954
 Marketable securities...................................              -             177
 Property and equipment..................................        197,394          35,044
 Goodwill................................................         11,813           1,179
 Accounts payable and accrued liabilities................        (17,854)        (14,937)
 Debt....................................................        (83,657)        (10,370)
 Deferred income taxes...................................         (5,386)         (3,203)
 Minority interest.......................................              -          (1,027)
 Treasury stock..........................................        (15,942)        (10,006)
                                                            --------------- ---------------
 Purchase price(a).......................................$        98,174          13,110
                                                            =============== ===============

 -------------------
(a) The purchase price is net of cash acquired, totaling $7,958,000 and $12,908,000 in 2001 and 2000, respectively, and includes acquisition costs, totaling $1,435,000 and $267,000 in 2001 and 2000, respectively.

        UNAUDITED PRO FORMA INFORMATION. The following unaudited pro forma information has been prepared as if the acquisition of Stirling Shipping, Cheramie, Plaisance, SCF and Boston Putford had occurred at the beginning of each of the periods presented. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.


                                            For the Year Ended (unaudited)
                                            --------------------------------
(in thousands, except per share data)          12/31/01         12/31/00
------------------------------------------- ---------------- ---------------
Revenue....................................$      453,522  $       410,240
Income before extraordinary item...........        73,779           41,523
     Net income............................        72,883           41,523
Basic earnings per share...................          3.67             2.37

        VESSEL CONSTRUCTION. Since January 1, 1999, the Company completed the construction of 10 crew, 4 anchor handling towing supply, 4 mini-supply, 1 supply and 1 towing supply vessel at an approximate aggregate cost of $158,338,000 and 75 barges for an approximate aggregate cost of $18,868,000.

        VESSEL DISPOSITIONS. The table below sets forth, during the fiscal years indicated, the number of vessels sold by type of service. At December 31, 2001, 24 of vessels, including 12 crew, 6 supply, 2 towing supply, 2 mini-supply and 2 anchor handling towing supply, were bareboat chartered-in by the Company pursuant to sale-leaseback transactions.

           Type of Vessel                   2001          2000         1999
--------------------------------------  ------------  ------------  -----------
 Anchor handling towing supply........          1             1             1
 Crew.................................         13             1            11
 Mini-supply..........................          3             -             -
 Standby safety.......................          6             2             -
 Supply...............................          -             6             -
 Towing supply........................          5             3             -
 Utility..............................          7             8             2
                                        ------------  ------------  -----------
                                               35            21            14
                                        ============  ============  ===========

        5. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED
           COMPANIES:

        The equity method of accounting for investments in common stock is employed by the Company when such investments in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the Company holds 50% or less of the voting stock. Significant influence is generally deemed to exist if the Company owns between 20% and 50% of the voting stock of an investee, although the ability to exercise influence may be indicated in several ways even when such investments are below 20%. The Company reports its investment in and advances to equity investees in the Consolidated Balance Sheets as "Investment, at Equity, and Receivables from 50% or Less Owned Companies." The Company reports its share of earnings or losses of equity investees in the Consolidated Statements of Income as "Equity in Earnings (Losses) of 50% or Less Owned Companies."

        Investments, carried at equity, and advances to 50% or less owned companies at December 31, 2001 and 2000 were as follows, in thousands of dollars:

                                               Ownership
        50% or Less Owned Companies           Percentage           2001           2000
------------------------------------------- ---------------    -------------  -------------
Chiles Offshore............................      23.8%         $    77,607   $     68,122
TMM Joint Venture..........................      40.0%              26,305         16,600
Globe Wireless, L.L.C......................      38.0%              20,727         25,478
Pelican Offshore Services Pte Ltd..........      50.0%               8,436          6,114
Ultragas Joint Venture.....................   25.7%-50.0%            5,637          6,137
Other......................................   33.3%-50.0%           15,115         15,243
                                                               -------------  -------------
                                                               $   153,827   $    137,694
                                                               =============  =============

        CHILES OFFSHORE. Chiles Offshore LLC, the predecessor to Chiles Offshore, was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. Two newly constructed rigs were delivered in 1999, both of which are currently employed under drilling contracts in the U.S. Gulf of Mexico. In July 2001, Chiles Offshore completed the acquisition of all of the shares of capital stock of an entity that owned an ultra-premium jackup rig (the "Rig Acquisition"). This rig is presently operating in Trinidad under a long-term contract for a major integrated oil and gas operator.

        In 2000, Chiles Offshore entered into an agreement with Keppel FELS Limited ("Keppel") to construct two ultra-premium jackup drilling rigs of the KFELS Mod V "B" design at an aggregate construction cost estimated not to exceed $222,000,000, exclusive of interest and other capitalized costs. One rig was delivered to Chiles Offshore in February 2002 and, after commissioning, is expected to enter service under a long-term contract. The second rig is expected to enter service during the third quarter of 2002. Chiles Offshore also has an option agreement with Keppel to build up to two additional rigs of the design presently under construction. If Chiles Offshore does not exercise an option to construct one of the two additional rigs by April 6, 2002, both construction options will expire.

        The Company consolidated the business activities of Chiles Offshore from its inception and until its initial public offering of common stock (the "Chiles IPO") on September 22, 2000 due to its majority ownership. As a consequence of the Chiles IPO, the Company's ownership interest in Chiles Offshore was reduced from 55.4% to 27.3%. Because its ownership interest has declined below 50%, the Company no longer consolidates Chiles Offshore and its consolidated subsidiaries' financial condition, results of operations and cash flows and, as of September 22, 2000, began accounting for its interest in Chiles Offshore using the equity method. The Company recognized a gain upon Chiles Offshore's sale of common stock in the Chiles IPO of $4,023,000 representing the difference between the Company's underlying interest in the net book value of Chiles Offshore immediately following the Chiles IPO and its pre-IPO carrying value. At December 31, 2001, the Company held a 23.8% equity interest in Chiles Offshore and owns 4,831,401 shares of its common stock. The decline in the Company's percentage of ownership interest in Chiles Offshore since its September 2000 IPO was primarily the consequence of Chiles Offshore's issuance of additional shares pursuant to the Rig Acquisition.

        The following table is unaudited summarized financial information for Chiles Offshore for the periods indicated:


(in thousands)                                    12/31/01       12/31/00
--------------------------------------------    ------------- --------------
Current assets.............................. $       36,292 $      62,662
Noncurrent assets...........................        456,272       237,393
Current liabilities.........................         34,211        23,348
Noncurrent liabilities......................        132,869        28,858

                                          For the                                For the
                                            Year       01/1/00     09/22/00        Year
                                            Ended        to           to           Ended
(in thousands)                            12/31/01    09/21/00     12/31/00      12/31/99
--------------------------------------- ------------ ----------- ------------- ------------
Operating revenues....................$    74,184   $   37,380 $     18,626  $      8,596
    Operating income (loss)............    29,688       14,550        6,212          (585)
Income (loss) before extraordinary item    22,546        6,888      (22,791)       (3,475)
Net income (loss)......................    22,546        6,888      (24,611)       (3,963)


        The Company received approximately $240,000, $130,000 and $117,000 during 2001, 2000 and 1999, respectively, for management and legal services provided Chiles Offshore. Chiles Offshore also paid the Company approximately $65,000 for services provided by one of its offshore marine vessels in 2001.

        TMM JOINT VENTURE. In 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), structured a joint venture to serve the Mexican offshore market that is comprised of two corporations, Maritima Mexicana, S.A., a Mexican corporation, and SEAMEX International Ltd., a Liberian corporation. Since 1994, the Company has sold 10 of its vessels to the joint venture at a gain, of which a significant portion has been deferred in the Consolidated Balance Sheets for future income recognition. At December 31, 2001, the joint venture operated 17 vessels that it owned and bareboat and time chartered-in 10 vessels, 6 of which were provided by the Company. The Company guarantees up to 40% of obligations for nonpayment that may arise from the bareboat charter-in of a vessel by the venture. At December 31, 2001, the Company's guarantee was limited to approximately $2,200,000 and terminates upon completion of the charter, expected to be during 2002.

        In connection with the sale of three vessels from the Company to the joint venture in 2001, promissory notes were issued the Company as partial payment. The outstanding and unpaid principal amount of such promissory notes totaled $13,788,000 as of December 31, 2001; $12,288,000 payable by April 2002 and the remaining balance payable in equal quarterly installments through November 2003. The promissory notes bear interest ranging from approximately 10% to 11% and are secured by first priority maritime mortgages. Revenues earned by the Company from the charter of vessels and management services provided to the TMM joint venture in 2001, 2000 and 1999 totaled $4,890,000, $5,760,000 and
        $8,659,000, respectively.

        GLOBE WIRELESS L.L.C. Globe Wireless L.L.C. ("Globe Wireless") and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides Telex-Over-Radio and Satellite messaging services to the maritime industry. At present, through its ownership of senior convertible preferred units, the Company controls approximately 38% of the voting units issued by Globe Wireless. Prior to 1999, the Company carried its investment in Globe Wireless at cost. Due to an ability to significantly influence the operating activities of Globe Wireless, the Company began recording its proportionate share of the net losses of Globe Wireless during the second quarter of 1999.

        Since inception in the early 1990's, Globe Wireless has focused on expanding its network of high frequency radio stations and customers base. To support its continued growth, Globe Wireless completed a private placement offering in 2000 that raised approximately $57,000,000. Although Globe Wireless has experienced negative cash flow, the management of Globe Wireless presently believes the company will closely approximate cash break-even by mid-2003. There can be no assurances that Globe Wireless' future operations will succeed. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment.

        Globe Wireless provides the Company's offshore marine business segment a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. In fiscal 2001, 2000 and 1999, approximately $2,126,000, $1,237,000 and $1,421,000, respectively, was paid to Globe Wireless for services and merchandise provided the Company.

        PELICAN OFFSHORE SERVICES PTE LTD. During 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation, ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns 8 newly built Fast Support Intervention Vessels (also known as multipurpose crew vessels) that operate in Asia. At December 31, 2001, the Company had outstanding loans to Pelican totaling approximately $2,900,000. The Company also presently guarantees up to $1,500,000 of amounts owed by the Pelican joint venture under its banking facilities that is expected to mature in 2006.

        ULTRAGAS JOINT VENTURE. In 1996, the Company acquired an equity interest in Ultragas Smit Lloyd Ltda ("Ultragas") and certain other entities affiliated with Ultragas that own and operate vessels. In 1997, the Company and a subsidiary of Sociedad Naviera Ultragas Ltda, the Company's joint venture partner in Ultragas and its affiliated companies formed an additional corporation for the purpose of owning and operating additional vessels. As of December 31, 2001, this joint venture owned five vessels that were operating in Chile, Argentina and Brazil. One venture vessel was acquired from the Company for a promissory note whose outstanding principal balance totaled $1,198,000 at December 31, 2001. This note was repaid in 2002.

        OTHER. The Company's other joint ventures are primarily vessel owning corporations servicing the offshore oil and gas exploration and production industries but also include environmental service businesses, an entity whose principal activity is to develop and sell software to the ship brokerage and shipping industry and a corporation that owns a Handymax Dry-Bulk ship. During 2001, the Company sold its interest in two offshore marine service joint ventures for approximately $3,076,000 and recorded a nominal gain. At December 31, 2001, 16 vessels were owned by offshore marine joint venture corporations and operated in Trinidad, Asia, the Middle East, the Mediterranean, West Africa, Venezuela and the North Sea. At December 31, 2001, the Company had outstanding loans, totaling $5,293,000, to its other joint ventures.

        In 1999, the Board of Directors of one of the other offshore marine joint ventures adopted a plan of liquidation due to its limited opportunities for future investments and growth. Operations are expected to continue until such time as the venture's remaining two vessels can be sold. Prior to 1999, the Company had not accrued for the U.S. income tax consequences related to its interest in this venture's undistributed earnings as they were expected to be permanently invested abroad. With the liquidation plan adoption, it became apparent that the Company's share of prior undistributed earnings of the venture would be paid. Therefore, in 1999, the Company reported a $3,000,000 cumulative income tax adjustment related to its share of those undistributed earnings in the Consolidated Statement of Income in "Equity in Earnings (Losses) of 50% or Less Owned Companies." In 2001, 2000 and 1999, the Company received liquidating dividends of $2,000,000, $5,000,000 and $10,000,000, respectively.

        At December 31, 2001, the amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $29,760,000. Deferred taxes have not been recorded with respect to $15,898,000 of those earnings.

        COMBINED CONDENSED FINANCIALS, EXCLUDING CHILES OFFSHORE. The unaudited combined condensed financial position and results of operations of the Company's equity basis affiliates, excluding Chiles Offshore, are summarized below:

(in thousands)                          2001           2000
---------------------------------- -------------- --------------
Current assets....................$     67,171   $    110,259
Noncurrent assets.................     134,535        152,520
Current liabilities...............      42,327         44,389
Noncurrent liabilities............      38,808         24,635


(in thousands)                                         2001           2000           1999
-------------------------------------------------  ------------- -------------- --------------
Operating revenues...............................$     103,990  $     86,905   $     81,479
Operating income.................................        2,697        (5,467)             1
Income (loss) before extraordinary item..........        3,265         1,672         (3,675)
Net income.......................................        3,265         1,672         (3,675)


        6. RESTRICTED CASH:

        Over the past several years, the Company has established, pursuant to
        Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. In accordance with this statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. From date of deposit, withdrawals from the joint depository construction reserve fund accounts are subject to prior written approval of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. Such gains from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into joint depository construction reserve fund accounts.

        7. INCOME TAXES:

        Income before income taxes, minority interest, equity in net earnings of 50% or less owned companies and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows:


(in thousands)                             2001           2000          1999
-----------------------------------    ------------    -----------   -----------
United States.......................$      64,474   $      56,743  $     36,382
Foreign.............................       39,247           4,915         7,134
                                       ------------    -----------   -----------
                                    $     103,721   $      61,658  $     43,516
                                       ============    ===========   ===========

        The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31:

(in thousands)                      2001           2000            1999
----------------------------    ------------    -----------     -----------
Current:
   State.....................$         790   $         741  $          666
   Federal...................        8,331            (600)         (2,176)
   Foreign...................        5,717           4,811           1,868
Deferred:
   Federal...................       21,123          14,351          14,891
   Foreign...................           97           1,277               -
                                ------------    -----------     -----------
                             $      36,058   $      20,580  $       15,249
                                ============    ===========     ===========

        The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                        2001                2000                1999
                                  -----------------  ------------------  ------------------
  Statutory rate................           35.0%              35.0%               35.0%
  Foreign and state taxes.......            1.0%               1.2%                1.8%
  Other.........................           (1.2)%             (2.8)%              (1.8)%
                                  -----------------  ------------------  ------------------
                                          34.8%              33.4%               35.0%
                                  =================  ==================  ==================

        The components of the net deferred income tax liability were as follows, for the years ended December 31:

 (in thousands)                                               2001           2000
------------------------------------------------------    ------------    -----------
Deferred tax assets:
       Net operating loss carryforwards............... $      13,889   $      10,809
       Foreign tax credit carryforwards...............         7,370           6,968
       Subpart F loss.................................         3,500           3,644
       Nondeductible accruals.........................           645             598
       Other..........................................         1,391           1,324
                                                          ------------    -----------
             Total deferred tax assets................        26,795          23,343
                                                          ------------    -----------
Deferred tax liabilities:
       Property and equipment.........................       149,919         117,853
       Investment in subsidiaries.....................        24,141          24,466
       Other..........................................         1,058             491
                                                          ------------    -----------
             Total deferred tax liabilities...........       175,118         142,810
                                                          ------------    -----------
                   Net deferred tax liabilities....... $     148,323   $     119,467
                                                          ============    ===========


        The Company has not recognized a deferred tax liability of $10,684,000 for undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 2001, the undistributed earnings of these subsidiaries and joint venture corporations were $30,525,000. As of December 31, 2001, the Company has net operating loss carryforwards for income tax purposes totaling approximately $39,683,000 including $28,960,000 that expires in 2014 and $10,723,000 that expires in 2015. As of December 31, 2001, the Company also has foreign tax credit carryforwards for income tax purposes approximating $7,370,000 that expire from 2004 through 2006. The Company believes that it will be able to utilize the net operating loss and foreign tax credit carryforwards through future earnings or tax strategies of the Company and therefore no valuation allowance on the related deferred tax assets was recorded.

        8. LONG-TERM DEBT:

        Long-term debt balances, maturities and interest rates are as follows as of December 31, in thousands of dollars:

                                                                                               2001                 2000
                                                                                         ----------------     ----------------
7.2% Senior Notes due 2009, interest payable semi-annually...........................$        147,500     $        147,500
5 3/8% Convertible Subordinated Notes due 2006, interest payable semi-annually.......          46,320              181,600
Revolving Credit Facility maturing in November 2004, bearing interest at 2.71% as of
    December 31, 2001 payable quarterly, see Note 4..................................          30,000                    -
5.467% Subordinated Promissory Notes due SMIT in 2004, interest payable quarterly ...          23,200               23,200
Promissory Notes, due prior shareholders of Stirling Shipping, bearing interest
    at 4.0%, principal and interest due May 2002, see Note 4.........................          21,358                    -
Promissory Notes, due Caterpillar, interest rates ranging from approximately
    7.5% to 8.0%, repaid February 2002, see Note 4 ..................................          12,132                    -
Promissory Notes due the prior shareholders of Putford Enterprises Ltd., bearing
    Interest at 4%, principal and interest due April 2005, see Note 4
    various dates through 2004.......................................................          10,920               11,198
Promissory Notes due various financial institutions, primarily secured by property and equipment, interest rates ranging from approximately 6.75% to 8.9%,
    principal repayments at various dates through 2010...............................             672                1,103
Promissory Note due a bank, payable in equal quarterly installments  through 2003,
    Bearing interest at LIBOR plus 2.5%..............................................             121                  202
Promissory Note due a stockholder, payable in equal annual installments from
    January 1998 through January 2001, bearing interest at 7.5%......................               -                  278
Capital Lease Obligations, see Note 12...............................................               -               17,580
                                                                                         ----------------     ----------------
                                                                                              292,223              382,661
Less   - Portion due within one year.................................................         (33,724)              (2,553)
       - Debt premium or (discount), net.............................................          (1,758)              (2,153)
                                                                                         ----------------     ----------------
                                                                                     $        256,741     $        377,955
                                                                                         ================     ================

        Maturities of long-term debt following December 31, 2001 are as follows:

(in thousands)            2002          2003          2004          2005          2006       Thereafter
--------------------   ----------    ----------    ----------    ----------    ----------    ----------
Amount.............. $    33,724  $        205  $     23,297  $     10,954  $     46,358  $    177,685
                       ==========    ==========    ==========    ==========    ==========    ==========

        7.2% NOTES. On September 15, 1997, the Company completed the sale of $150,000,000 aggregate principal amount of its 7.2% Notes which will mature on September 15, 2009. The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time-to-time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. On December 8, 1997, the Company completed an exchange offer through which it exchanged all of the 7.2% Notes for a series of 7.2% Senior Notes (the "7.2% Exchange Notes") which are identical in all material respects to the 7.2% Notes, except that the 7.2% Exchange Notes are registered under the Securities Act of 1933, as amended. The 7.2% Notes and the 7.2% Exchange Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. The Company incurred $1,412,500 in costs associated with the sale of the 7.2% Notes including $1,012,500 of underwriters discount. Debt issue costs are reported in the Consolidated Balance Sheets as "Other Assets." During 1999, the Company purchased $2,500,000 principal amount of its 7.2% Notes in the open market.

        5 3/8% CONVERTIBLE NOTES. On November 5, 1996, the Company completed the private placement of $172,500,000 aggregate principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "Convertible Notes"). The Convertible Notes and the SMIT Convertible Notes defined below (collectively the "5 3/8% Notes") were issued under an Indenture dated as of November 1, 1996, (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The Company incurred $4,311,000 in costs associated with the sale of the Convertible Notes including $3,881,000 of underwriter's discount. Debt issue costs are reported in the Consolidated Balance Sheet as "Other Assets." The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The 5 3/8% Notes will mature on November 15, 2006 and bear interest at a rate of 5 3/8% per annum from November 5, 1996, in the case of the Convertible Notes, and December 19, 1996, in the case of the SMIT Convertible Notes, or in each case, from the most recent interest payment date on which interest has been paid or provided for, payable on May 15 and November 15 of each year, commencing on May 15, 1997 to the holders thereof on May 1 and November 1, respectively, preceding such interest payment date.

        On December 19, 1996, the Company acquired substantially all of the vessel assets, vessel spare parts and certain related joint venture interests owned by SMIT Internationale N.V. ("SMIT") and its subsidiaries (the "SMIT Transaction"). Pursuant to the SMIT Transaction, the Company issued $15,250,000 principal amount of its SMIT Convertible Notes. The SMIT Convertible Notes were issued under the 1996 Indenture discussed above.

        In prior years, the Company purchased $6,150,000 principal amount of its 5 3/8% Notes in the open market. In 2001, the Company called for the redemption of $100,000,000 of the $181,600,000 aggregate principal amount outstanding of the 5 3/8% Notes. The redemption price was $1,029.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of 5 3/8% Notes being called were able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99,166,000 principal amount of the 5 3/8% Notes into 2,285,878 shares of Common Stock and redemption of $36,114,000 principal amount of the 5 3/8% Notes for approximately $37,970,000, including accrued interest. The Company recognized an extraordinary after-tax charge of $896,000, or $0.04 per diluted share, net of income taxes totaling $482,000, upon writing-off deferred financing costs related to the 5 3/8% Notes redemption.

        Pursuant to an amended and restated standby purchase agreement between Credit Suisse First Boston ("CSFB") and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of Common Stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100,000,000 face amount of the 5 3/8% Notes that SEACOR redeemed. During 2001, CSFB purchased 216,170 shares of Common Stock to provide SEACOR with proceeds to redeem $10,000,000 principal amount of its 5 3/8% Notes that were called but not converted. Related underwriting and legal and professional fees expensed in 2001 totaled $586,000.

        SEACOR entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to the shares of Common Stock that CSFB did purchase from SEACOR under the standby purchase agreement. At December 31, 2001, the $10,000,000 paid by CSFB for the purchase of 216,170 shares of Common Stock was reported in the Consolidated Balance Sheets as "Common Stock Sold with Equity Forward Transaction." During the first quarter of 2002, SEACOR paid CSFBi a nominal amount to settle the equity forward transaction and the $10,000,000 previously reported as common stock sold with equity forward transaction was permanently reclassified to the Company's common stock and additional paid-in capital accounts.

        REVOLVING CREDIT FACILITY. On February 5, 2002, the Company completed the syndication of a $200,000,000, five year, non-reducing, unsecured revolving credit facility that replaced a $100,000,000 unsecured reducing revolving credit facility of which $25,683,000 was available for future borrowing upon termination. Advances under the new revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard and Poor's and Moody's, equivalent to 2.75% on February 5, 2002. Adjustments to the applicable margin are the only consequence of a change in the Company's credit rating. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The new revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The new revolving credit facility contains no repayment triggers. A letter of credit, in the amount of (pound)15,256,000, or $21,794,000 as of March 20, 2002, has been issued pursuant to the terms of the revolving credit facility, representing a guarantee on notes issued by the Company in connection with the acquisition of Stirling Shipping. Amounts available for future borrowings under the new revolving credit facility totaled approximately $148,206,000 at March 20, 2002.

        5.467% SMIT NOTES. Pursuant to a February 1998 letter agreement between the Company and SMIT, the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to the SMIT Transaction. The prepayment included cash of $20,880,000 and the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23,200,000, which notes bear interest at 5.467% per annum payable quarterly in arrears. The amounts prepaid to SMIT have increased the carrying values of vessels and certain joint venture interests that were acquired in the SMIT Transaction.

        9. COMMON STOCK:

        On May 23, 2000, SEACOR's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend distributed on June 15, 2000. As a result of this stock split, 7,137,801 shares were distributed. Stockholders' Equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. Additionally, except as otherwise indicated, share and per share amounts and stock option and convertible securities have been similarly restated.

        The Company's Board of Directors have previously approved a securities repurchase plan, which allows the Company to acquire Common Stock, 5 3/8% Notes and its 7.2% Notes (collectively, the "SEACOR Securities") and, prior to the deconsolidation of Chiles Offshore in 2000, certain of the Chiles 10.0% Notes. In 2001, a total of 5,950 shares of Common Stock were acquired for treasury at an aggregate cost of $214,000. In 2000, 154,400 shares of Common Stock were acquired for treasury at an aggregate cost of $4,776,000. As of December 31, 2001, the Company had approximately $36,670,000 available for the repurchase of additional SEACOR Securities that may be conducted from time-to-time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

        10. BENEFIT PLANS:

        SEACOR SAVINGS PLAN. The Company provides a defined contribution plan to its employees. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in the SEACOR Plan and is subject to annual review by the Board of Directors. The Company's contributions to the plan were $1,088,000, $977,000 and $948,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        STOCK PLANS. On November 22, 1992 and April 18, 1996, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 1996 Share Incentive Plan (the "Share Incentive Plan"), respectively (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of Common Stock, and the Share Incentive Plan additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards and stock units to key officers and employees of the Company. The exercise price per share of options granted cannot be less than 75% and 90% of the fair market value of Common Stock at the date of grant under the Stock Option Plan and Share Incentive Plan, respectively. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors (the "Compensation Committee"). Seven hundred fifty thousand shares of Common Stock have been reserved for issuance under each of the Stock Option Plan and the Share Incentive Plan. During 2001 and 2000, 198,380 and 216,634 shares and/or options to purchase shares of Common Stock, respectively, were granted pursuant to the Plans. As of December 31, 2001, there were 152,350 shares available for future grant under the Plans.

        On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. Three hundred thousand shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. During 2001, 15,923 shares of Common Stock were issued from treasury pursuant to the Stock Purchase Plan.

        On May 23, 2000, the stockholders of SEACOR also approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. One hundred fifty thousand shares of Common Stock have been reserved under the Non-Employee Director Plan. Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability. In 2001 and 2000, options were granted for the purchase of 24,000 and 21,000, respectively, shares of Common Stock.

        STOCK OPTIONS. In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued effective in 1996 for the Company. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 2001, 2000 and 1999.

                                                 2001                            2000                             1999
                                    ------------------------------- -------------------------------  -------------------------------
(in thousands, except share data)    As Reported      Pro forma      As Reported       Pro forma      As Reported      Pro forma
----------------------------------  --------------- --------------- ---------------  --------------  --------------- ---------------
Net income........................$      70,701   $      68,746   $      34,120    $      32,211   $      30,936   $      30,439

Earnings per common share:
   Basic..........................$        3.63   $        3.53   $        2.02    $        1.91   $        1.73   $        1.71
   Diluted........................         3.43            3.34            1.92             1.83            1.69            1.67


        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.

        SHARE AWARD TRANSACTIONS. The following transactions have occurred in the Plans during the periods ended December 31:

                                                     2001                           2000                           1999
                                         -----------------------------  ----------------------------   ----------------------------
                                                          Wt'ed Avg.                    Wt'ed Avg.                     Wt'ed Avg.
                                           Number of      Exercise/      Number of      Exercise/       Number of      Exercise/
                                            Shares       Grant Price       Shares      Grant Price        Shares      Grant Price
                                         -------------  --------------  ------------  --------------   ------------  --------------
Stock Option Activities -
    Outstanding, at beginning of year..      681,212  $        20.80        545,871 $        16.31         443,721 $        13.09
       Granted.........................      139,800  $        44.73        172,616 $        32.81         104,775 $        29.97
       Exercised.......................      (11,760) $        11.20        (36,750)$        10.32               - $            -
       Canceled........................       (1,500) $        40.00           (525)$        32.10          (2,625)$        17.71
                                         -------------                  ------------                   ------------
    Outstanding, at end of year........      807,752  $        25.05        681,212 $        20.80         545,871 $        16.31
                                         =============                  ============                   ============
    Options exercisable at year end....      549,113  $        18.35        452,511 $        14.30         421,403 $        12.05
                                         =============                  ============                   ============
    Weighted average fair value of
       Options granted.................$       26.21                  $       34.70                  $       18.57
                                         =============                  ============                   ============

Restricted stock awards granted........       58,580  $        50.80         44,018 $        35.04          55,500 $        29.79
                                         =============                  ============                   ============

Shares available for future grant......      152,350                        348,771                        563,945
                                         =============                  ============                   ============

        The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 37.37%, 38.09% and 44.07% in the years 2001, 2000 and 1999, respectively, (c) discount rates of 5.31%, 6.21% and 5.01% in the years 2001, 2000 and 1999, respectively, and (d) expected lives of five years.

        On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over one and three year vesting periods. During 2001, 2000 and 1999, compensation cost recognized in connection with restricted stock awards totaled $2,272,000, $1,337,000 and $1,508,000, respectively. At December 31, 2001, there were 87,672 shares of unvested restricted stock outstanding at a weighted average price of $48.93. Of the unvested shares outstanding, 53,768, 21,222 and 12,682 shares will vest in 2002, 2003 and 2004, respectively.

        The following table summarizes certain information about the options outstanding at December 31, 2001 grouped into three exercise price ranges:

                                                                                    Exercise Price Range
                                                                 ------------------------------------------------------------
                                                                   $6.43 - $16.63      $20.50 - $29.67     $30.71 - $52.25
                                                                 -------------------  ------------------- -------------------
Options outstanding at December 31, 2001.......................            380,826               74,778             352,148
Weighted-average exercise price................................$             11.81   $            28.94 $             38.54
Weighted-average remaining contractual life (years)............               2.55                 6.33                8.17
Options exercisable at December 31, 2001.......................            380,826               53,203             115,084
Weighted average exercise price of exercisable options.........$             11.81   $            28.64 $             35.23


        11. RELATED PARTY TRANSACTIONS:

        On December 20, 2000, the Company acquired SCF, a company that owned and operated barges and that was substantially owned and controlled by certain SEACOR officers and directors, including Messrs. Fabrikant, Blank, Conway and Morse and an entity that is an affiliate of Mr. Gellert. See Note 4 for additional discussion of this transaction.

        The terms and conditions of the SCF acquisition were determined based on negotiations between representatives of SCF, members of SEACOR's Boardd of Directors (none of whom had a financial interest in SCF or were employed by the Company) and an independent financial advisor retained to review this transaction, which financial advisor rendered an opinion to the Board of Directors that the terms thereof were fair to the stockholders of SEACOR from a financial point of view.

        12. COMMITMENTS AND CONTINGENCIES:

        At December 31, 2001, the Company was committed to the construction of 9 vessels at an approximate aggregate cost of $85,600,000, of which $40,600,000 had been expended. Following year end, the Company committed to the construction of 2 additional vessels and 174 barges at an approximate aggregate cost of $60,300,000. The vessels are expected to enter service during the next two years, and the barges are expected to enter service during 2002. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company.

        In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company's financial position or results of operations.

        The Company leases 25 vessels, resulting primarily from sale-leaseback transactions and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Vessel leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from 1 to 7 years. Certain of the gains realized from various sale-leaseback transactions, totaling $11,447,000, $1,394,000 and $6,566,000 in 2001, 2000 and 1999, respectively, have been deferred in the Consolidated Balance Sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company's operating leases in 2001, 2000 and 1999 totaled $12,945,000, $5,107,000 and $4,994,000, respectively. Future minimum payments under operating leases that have a remaining term in excess of one year at December 31, 2001 are as follows in thousands:

                                                           Minimum
          In the Years Ending December 31,                 Payment
----------------------------------------------------- -----------------
2002................................................  $      16,525
2003................................................         13,180
2004................................................         10,458
2005................................................          9,741
2006................................................          4,807
Years subsequent to 2006............................          4,572

        The Company has entered into sale-type lease transactions for four vessels that expire in 2004 and contain options that permit the lessee to purchase the vessels at various dates during the lease terms. The minimum lease payments and unguaranteed residual values accruing to the Company under these leases have been recorded as a gross investment in the leases. The difference between the gross investment and the sum of the present values of the two components of the gross investment has been recorded as unearned income to be amortized over the lease term using the interest method. The amortization of unearned income in the years ended December 31, 2001, 2000 and 1999, totaled $595,000, $492,000 and $548,000, respectively. The net investment in sale-type leases at December 31, 2001 was comprised of minimum lease payment receivables totaling $5,125,000, estimated residual values of $1,200,000 and unearned income of $1,416,000. Minimum lease payments, totaling $1,833,000, $1,833,000 and $1,459,000, are due in 2002, 2003 and 2004,
        respectively. As of December 31, 2001, $1,135,000 and $3,774,000 of the net investment in the sale-type leases were reported in the Consolidated Balance Sheets as "Prepaid expenses and other" and "Other Assets", respectively.

        In 1996, the Company entered into leases for two vessels, which were classified as capital leases for accounting purposes until their purchase in December 2001. Both the acquired values and gross amounts recorded under capital leases, approximating $24,000,000, have been included in the Consolidated Balance Sheet as "Vessels and equipment." At December 31, 2000, $1,767,000 and $15,813,000 in obligations under these capital leases were reported as current and long-term debt, respectively. The acquisition of these vessels resulted in the Company's payment of $15,341,000 to the prior lessor.

        13. MAJOR CUSTOMERS AND SEGMENT DATA:

        SFAS 131 requires companies to provide certain information about their operating segments. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        The Company's business is primarily comprised of two segments, offshore marine services and environmental services. Upon completion of the September 22, 2000 initial public offering of the common stock of Chiles Offshore, the Company's drilling service business segment, the Company's ownership interest in Chiles Offshore declined below 50% and the Company began accounting for its interest in Chiles Offshore under the equity method. As a result, the Company no longer accounts for its investment in Chiles Offshore as a segment.

        The marine service segment charters vessels principally to owners and operators of offshore drilling rigs and production platforms both domestically and internationally. Crew vessels transport personnel and small loads of cargo when expedited deliveries are required. Supply and towing supply vessels transport drill pipe, drilling fluids and construction materials and those with deck mounted winches have added capability to perform general towing duties, buoy setting and limited anchor handling work. Anchor handling towing supply vessels have powerful engines and deck mounted winches and are capable of towing and positioning offshore drilling rigs as well as providing supply vessel services. Utility vessels support offshore production activities by delivering general cargo and facilitating infield transportation of personnel and materials. Mini-supply vessels serve both drilling and production facilities and typically transport deck cargo, liquid mud, methanol and fuel and water. Standby safety vessels, which operate in the North Sea, provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. Special service vessels may support well stimulation, seismic data gathering, line handling, freight hauling and oil spill response. Logistic services, including shorebase, marine transport and other supply chain management services, are also provided by the Company in support of offshore oil and gas exploration and production operations through a majority owned subsidiary.

        The Company's environmental service business provides contractual oil spill response and other professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended and various state regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance and provide trained personnel for deploying equipment in a spill response. When oil spills occur, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators and pipeline operators.

        The Company's inland river business was established in the third quarter of 2000 upon its acquisition of newly constructed barges and was further expanded upon acquiring SCF Corporation ("SCF"), a company that owned and operated barges, in December 2000. The Company's barges service the agriculture and industrial sectors within the United States that are strategically aligned along the Mississippi River and its tributaries. Revenues and other information with respect to this business segment have been included in "Other and Corporate" and not reported separately in the accompanying tables as it has never met any of the quantitative thresholds for determining reportable segments as outlined in SFAS 131.

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

        Revenues from services rendered to divisions or subsidiaries of one customer totaled $42,240,000 in 2001, $26,777,000 in 2000 and
        $26,139,000 in 1999 (10% of revenue in 2001, 8% of revenues in 2000 and
        9% of revenues in 1999). Information about profit and loss and assets by business segment is as follows for the years ended December 31, in thousands of dollars:

                                                                                                      Other and
2001                                                      Marine      Environmental    Drilling       Corporate        Total
                                                       -------------  -------------  -------------  --------------  -------------
Operating Revenues -
  External Customers................................ $     398,345  $      26,847  $           -  $       9,598(a)$     434,790
  Intersegment......................................           778              -              -           (778)              -
                                                       -------------  -------------  -------------  --------------  -------------
   Total............................................ $     399,123  $      26,847  $           -  $       8,820   $     434,790
                                                       =============  =============  =============  ==============  =============

Operating Profit.................................... $      98,004  $       2,037  $           -  $       2,216   $     102,257
Gains (Losses) from Equipment Sales or Retirements,          9,180              6              -           (156)          9,030
net.................................................
Gain from Sale of Interest in 50% or Less Owned                201              -              -              -             201
Companies...........................................
Equity in Net Earnings (Losses) of 50% or Less
  Owned Companies...................................         5,181             40          5,810         (4,739)          6,292
Minority Interest in Net income of Subsidiaries.....             -              -              -           (372)           (372)
Interest Income.....................................             -              -              -         13,546          13,546
Interest Expense....................................             -              -              -        (21,998)        (21,998)
Derivative Income, net..............................             -              -              -          4,127           4,127
Gains from Sale of Marketable Securities, net.......             -              -              -          5,689           5,689
Corporate Expenses..................................             -              -              -         (9,131)         (9,131)
Income Taxes........................................             -              -              -        (38,044)        (38,044)
                                                       -------------  -------------  -------------  --------------  -------------
    Income (Loss) before Extraordinary Item......... $     112,566  $       2,083  $       5,810  $     (48,862)  $      71,597
                                                       =============  =============  =============  ==============  =============
                                                                                     =============  ==============  =============

Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................... $      49,618  $         303  $      77,607  $      26,299   $     153,827
Other Segment Assets................................       875,148         28,412              -         32,310         935,870
                                                       -------------  -------------  -------------  --------------  -------------
  Subtotal Segment Assets...........................       924,766         28,715         77,607         58,609       1,089,697
Corporate...........................................             -              -              -        208,441         208,441
                                                       -------------  -------------  -------------  --------------  -------------
    Total Assets.................................... $     924,766  $      28,715  $      77,607  $     267,050   $   1,298,138
                                                       =============  =============  =============  ==============  =============


Depreciation and Amortization....................... $      52,926  $       4,288  $           -  $       1,110   $      58,324
=================================================================================================================================
2000
Operating Revenues -
  External Customers................................ $     276,473  $      24,996  $      37,380  $       1,092(a)$     339,941
  Intersegment......................................           458              -              -           (458)              -
                                                       -------------  -------------  -------------  --------------  -------------
   Total............................................ $     276,931  $      24,996  $      37,380  $         634   $     339,941
                                                       =============  =============  =============  ==============  =============

Operating Profit.................................... $      33,830  $       3,655  $      14,615  $         200   $      52,300
Gains from Equipment Sales or Retirements, net......         7,616             13              -              -           7,629
Equity in Net Earnings (Losses) of 50% or Less
  Owned Companies...................................          (396)           619            458         (5,667)         (4,986)
                                                                                                    -
Minority Interest in Net Income of Subsidiaries.....             -              -              -         (3,393)         (3,393)
Interest Income.....................................             -              -              -         17,423          17,423
Interest Expense....................................             -              -              -        (27,450)        (27,450)
Derivative Income, net..............................             -              -              -          6,292           6,292
Gains from Sale of Marketable Securities, net.......             -              -              -          7,562           7,562
Gain upon Sale of Shares of Chiles..................             -              -              -          4,023           4,023
Corporate Expenses..................................             -              -              -         (6,121)         (6,121)
Income Taxes........................................             -              -              -        (19,159)        (19,159)
                                                       -------------  -------------  -------------  --------------  -------------
    Income (Loss) before Extraordinary Item......... $      41,050  $       4,287  $      15,073  $     (26,290)  $      34,120
                                                       =============  =============  =============  ==============  =============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................... $      43,078  $         432  $      68,122  $      26,062   $     137,694
Other Segment Assets................................       635,208         29,516              -         20,267         684,991
                                                       -------------  -------------  -------------  --------------  -------------
  Subtotal Segment Assets...........................       678,286         29,948         68,122         46,329         822,685
Corporate...........................................             -              -              -        310,045         310,045
                                                       -------------  -------------  -------------  --------------  -------------
    Total Assets.................................... $     678,286  $      29,948  $      68,122  $     356,374   $   1,132,730
                                                       =============  =============  =============  ==============  =============

Depreciation and Amortization....................... $      41,936  $       4,005  $       5,144  $         104   $      51,189
=================================================================================================================================


                                                                                                      Other and
1999                                                      Marine      Environmental    Drilling       Corporate        Total
                                                       -------------  -------------  -------------  --------------  -------------
Operating Revenues -
  External Customers................................ $     258,177  $      22,659  $       7,651  $         938(b)$     289,425
  Intersegment......................................           528            161              -           (689)              -
                                                       -------------  -------------  -------------  --------------  -------------
   Total............................................ $     258,705  $      22,820  $       7,651  $         249   $     289,425
                                                       =============  =============  =============  ==============  =============
Operating Profit (Loss)............................. $      46,158  $       4,801  $        (585) $         144   $      50,518
Gains from Equipment Sales or Retirements, net......         1,661             16              -              -           1,677
Loss from Sale of Interest in a 50% or Less Owned              (72)             -              -              -             (72)
Company.............................................
Equity in Net Earnings (Losses) of 50% or Less
  Owned Companies...................................         4,906            814              -         (3,107)          2,613
                                                                                                    -
Minority Interest in Net Loss of Subsidiaries.......             -              -              -          1,148           1,148
Interest Income.....................................             -              -              -         20,495          20,495
Interest Expense....................................             -              -              -        (22,330)        (22,330)
Derivative Losses, net..............................             -              -              -         (1,323)         (1,323)
Losses from Sale of Marketable Securities, net......             -              -              -           (279)           (279)
Corporate Expenses..................................             -              -              -         (5,169)         (5,169)
Income Taxes........................................             -              -              -        (17,533)        (17,533)
                                                       -------------  -------------  -------------  --------------  -------------
    Income (Loss) before Extraordinary Item......... $      52,653  $       5,631  $        (585) $     (27,954)  $      29,745
                                                       =============  =============  =============  ==============  =============
Investments, at Equity, and Receivables from 50%
  or Less Owned Companies........................... $      41,989  $       1,288  $           -  $      33,999   $      77,276
Other Segment Assets................................       621,197         27,650        199,294              -         848,141
                                                       -------------  -------------  -------------  --------------  -------------
  Subtotal Segment Assets...........................       663,186         28,938        199,294         33,999         925,417
Corporate...........................................             -              -              -        271,574         271,574
                                                       -------------  -------------  -------------  --------------  -------------
    Total Assets.................................... $     663,186  $      28,938  $     199,294  $     305,573   $   1,196,991
                                                       =============  =============  =============  ==============  =============
Depreciation and Amortization....................... $      34,936  $       3,815  $       2,478  $          53   $      41,282
=================================================================================================================================

         (a) Revenues attributable to the Company's inland river business that commenced operation in the third quarter of 2000.

         (b) Revenues attributable to the Company's telecommunications business that was acquired in April 1999 and sold in July 1999.

        Revenues attributed to geographic areas were based upon the country of domicile for offshore marine and drilling service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented for the years ending December 31.

(in thousands)                                        2001            2000           1999
------------------------------------------------   ------------   -------------   ------------
Revenues:
   United States of America...................  $     267,195  $     236,841   $     186,673
   United Kingdom.............................         74,477         39,565          24,643
   Nigeria....................................         29,425         15,544          19,324
   Other......................................         63,693         47,991          58,785
                                                   ------------   -------------   ------------
                                                $     434,790  $     339,941   $     289,425
                                                   ============   =============   ============
Long-Lived Assets:
   United States of America...................  $     335,648  $     302,417   $     550,106
   United Kingdom.............................        186,686         47,898          33,083
   Nigeria....................................         39,973         40,119          40,486
   Other......................................        172,450        136,644          91,522
                                                   ------------   -------------   ------------
                                                $     734,757  $     527,078   $     715,197
                                                   ============   =============   ============

        For the years ended December 31, 2001, 2000 and 1999, approximately 39%, 30% and 36%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign operations, primarily contained in its offshore marine service segment, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although historically the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations. Oil spill response and related training and consulting service revenues derived from foreign markets have not been material and barge operations are limited to the U.S.

        14. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

        On February 28, 2002, the Compensation Committee granted 59,210 restricted shares to certain officers and key employees of the Company with an aggregate market value of $2,576,000 on that date.

        In March 2002, two vessels were sold for $20,000,000 pursuant to sale-leaseback transactions. Sale gains are expected to be deferred for future income recognition.

        15. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

(in thousands)                                                                                2001       2000        1999
----------------------------------------------------------------------------------------    --------   ---------   ---------
Cash income taxes paid.................................................................. $   14,244  $   5,539   $   5,048
Cash interest paid......................................................................     21,262     28,942      35,875
Schedule of Non-Cash Investing and Financing Activities:
    Property exchanged for investment in and notes receivable from 50% or less owned
      company...........................................................................     17,688          -           -
    Sale of a subsidiary to Globe Wireless for a note receivable........................          -          -       5,279
    Conversion of loans into convertible preferred units of Globe Wireless..............          -          -      22,000
    Conversion of 5 3/8% Notes into Common Stock........................................     98,824          -           -
    Acquisition of ERST/O'Brien's Inc. with  - Common Stock.............................      1,284        920       1,482
    Acquisition of Boston Putford with       - Common Stock.............................          -      4,086           -
                                             - notes, including debt discount...........          -      9,818           -
    Acquisition of SCF with                  - Common Stock.............................          -      5,920           -
                                             - assumption of debt.......................          -        552           -
    Acquisition of Plaisance with            - Common Stock.............................      3,163          -           -
                                             - assumption of debt.......................        700          -           -
    Acquisition of Rincon vessels with       - assumption of debt.......................     13,600          -           -
    Acquisition of Stirling Shipping with    - Common Stock.............................     12,777          -           -
                                             - assumption of debt.......................     61,900          -           -
                                             - notes, including debt discount...........     21,200          -           -
    Purchase of vessels with                 - deferred payment obligation..............          -      7,754           -


        16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        Selected financial information for interim periods are presented below. Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

                                                                                   Quarter Ended
                                                           --------------------------------------------------------------
(in thousands, except share data)                           Dec. 31,         Sept. 30,        June 30,         March 31,
-----------------------------------------------------      -----------      -----------      -----------      -----------
2001:
Revenue.............................................. $       109,804  $       119,358  $       112,428  $        93,200
Operating Income.....................................          22,212           30,195           26,333           13,195
Income before extraordinary item.....................          18,679           22,506           18,278           12,134
Basic earnings per common share -
    Income before extraordinary item.................            0.93             1.13             0.92             0.67
    Extraordinary item...............................             -                -              (0.04)             -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.93  $          1.13  $          0.88  $          0.67
                                                           ===========      ===========      ===========      ===========
Diluted earnings common per share -
    Income before extraordinary item................. $          0.93  $          0.97  $          0.88  $          0.62
    Extraordinary item...............................             -               -               (0.04)             -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.93  $          0.97  $          0.84  $          0.62
                                                           ===========      ===========      ===========      ===========
2000:
Revenue.............................................. $        88,301  $        93,552  $        85,144  $        72,944
Operating Income.....................................          14,649           12,626           11,402            9,075
Income before extraordinary item.....................          11,109           11,491            5,040            6,480
Basic earnings per common share -
    Income before extraordinary item.................            0.66             0.68             0.30             0.39
    Extraordinary item...............................             -                -                -                -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.66  $          0.68  $          0.30  $          0.39
                                                           ===========      ===========      ===========      ===========
Diluted earnings common per share -
    Income before extraordinary item................. $          0.60  $          0.62  $          0.29  $          0.39
    Extraordinary item...............................             -                -                -                -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.60  $          0.62  $          0.29  $          0.39
                                                           ===========      ===========      ===========      ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


        To SEACOR SMIT Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEACOR SMIT Inc. and its subsidiaries and have issued our report thereon dated February 21, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 73 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/ Arthur Andersen LLP


        New Orleans, Louisiana
        February 21, 2002

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                       Balance          Charges to                             Balance
                                                      Beginning          Cost and             (a)                End
                  Description                          of Year           Expenses          Deductions          of Year
------------------------------------------------     -------------     --------------     -------------     --------------
Year Ended December 31, 2001
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,310   $           947    $           622   $         1,635
                                                     =============     ==============     =============     ==============

Year Ended December 31, 2000
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,567   $          (235)   $            22   $         1,310
                                                     =============     ==============     =============     ==============

Year Ended December 31, 1999
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,956   $          (328)   $            61   $         1,567
                                                     =============     ==============     =============     ==============


         (a) Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

                                INDEX TO EXHIBITS
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR END DECEMBER 31, 2001

        Exhibit
        Number                           Description
        ------                           -----------

        1.1   * Form of Standby Purchase Agreement between SEACOR SMIT Inc.
                and Credit Suisse First Boston Corporation (incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

        1.2 * Form of ISDA Master Agreement between SEACOR SMIT Inc. and Credit Suisse First Boston Corporation, with attached Schedule and Confirmation (incorporated herein by reference to Exhibit
                1.2 to the Company's Registration Statement on Form S-3 (No. 333-53874), filed with the Commission on January 18, 2001).

        2.1 * Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

        2.2 * Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

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

        4.15 * SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit
                4.4 to the Company's Registration Statement on Form S-8 (No. 333-56714), filed with the Commission on March 8, 2001).

        4.16 * Instrument, dated May 4, 2001, setting forth terms of (pound) 14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including form of Loan Note Certificate as a Schedule thereto) (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17,
                2001).

        4.17 * Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No.1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

        4.18 * Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

        10.1 * Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit
                10.33 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.2 *+ SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.3 *+ SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).

        10.4 *+ SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

        10.5 *+ Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc. and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.6 *+ Employment Agreement, dated December 24, 1992, between SEACOR Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

        10.7 * Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

        10.8  * Joint Venture Agreement, dated December 19, 1996, between
                SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

        10.9 * Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

        10.10 * License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

        10.11 * Purchase Agreement, dated as of September 15, 1997, between the Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

        10.12*+ Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

        10.13*+ Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

        10.14*+ Form of Option Agreement for Officers and Key Employees
                Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30,
                2000).

        10.15 * Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.16 * Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.17 * Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.18 * Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

        10.19 * Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).

        10.20 * Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).

        10.21 Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents.

        21.1    List of Registrant's Subsidiaries.

        23.1    Consent of Arthur Andersen LLP.

        99.1 Letter from SEACOR SMIT Inc. to the Securities Exchange Commission regarding representations by Arthur Andersen LLP.

        ------------------
        *        Incorporated herein by reference as indicated.
        + Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item14 (c) of the rules governing the preparation of this report.

        (b)          Reports on Form 8-K:

           None.