Form 10-Q
period 2002-03-31
SEACOR SMIT INC
filed 2002-05-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   March 31, 2002   or
                                             ----------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from               to
                                            -------------    --------------

Commission file number   1-12289
                         -------------------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3542736
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


11200 Richmond Avenue, Suite 400, Houston, Texas                    77082
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                                 (281) 899-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


The total number of shares of common stock, par value $.01 per share, outstanding as of May 7, 2002 was 20,177,204. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
Part I.    Financial Information

       Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..................1

             Condensed Consolidated Statements of Income
                     For each of the Three Months Ended March 31, 2002 and 2001................................2

             Condensed Consolidated Statements of Cash Flows
                     For each of the Three Months Ended March 31, 2002 and 2001................................3

             Notes to Condensed Consolidated Financial Statements..............................................4

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........8

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................15

Part II.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K.............................................................17


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                          March 31,             December 31,
                                                                                            2002                    2001
                                                                                      ------------------     -------------------
                                      ASSETS
Current Assets:
    Cash and cash equivalents.................................................     $         180,393      $         180,394
    Trade and other receivables, net of allowance for
      doubtful accounts of $1,568 and $1,635, respectively....................                98,617                104,436
    Prepaid expenses and other................................................                 6,043                  6,631
                                                                                      ------------------     -------------------
          Total current assets................................................               285,053                291,461
                                                                                      ------------------     -------------------
Investments, at Equity, and Receivables from 50%
    Or Less Owned Companies...................................................               153,319                153,827
Available-for-Sale Securities.................................................                22,250                 22,371
Property and Equipment........................................................               960,549                971,621
    Less-Accumulated depreciation.............................................              (240,372)              (236,864)
                                                                                      ------------------     -------------------
          Net property and equipment..........................................               720,177                734,757
                                                                                      ------------------     -------------------
Restricted Cash...............................................................                61,662                 55,290
Goodwill  ....................................................................                28,341                 28,232
Other Assets..................................................................                13,150                 12,200
                                                                                      ------------------     -------------------
                                                                                   $       1,283,952      $       1,298,138
                                                                                      ==================     ===================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt.........................................     $          21,216      $          33,724
    Accounts payable and accrued expenses.....................................                25,248                 29,070
    Other current liabilities.................................................                39,588                 50,915
                                                                                      ------------------     -------------------
          Total current liabilities...........................................                86,052                113,709
                                                                                      ------------------     -------------------

Long-Term Debt................................................................               256,572                256,675
Deferred Income Taxes.........................................................               149,819                148,430
Deferred Gains and Other Liabilities..........................................                24,044                 24,070
Minority Interest in Subsidiaries.............................................                 1,486                  1,556
Common Stock Sold with Equity Forward Transaction.............................                     -                 10,000
Stockholders' Equity:
    Common stock, $.01 par value, 24,109,213 and 24,027,003 shares
      issued at March 31, 2002 and December 31, 2001, respectively............                   241                    238
    Additional paid-in capital................................................               397,598                384,857
    Retained earnings.........................................................               484,249                472,843
    Less 3,933,509 and 3,943,333 shares held in treasury at
      March 31, 2002 and December 31, 2001, respectively......................              (109,275)              (109,638)
    Unamortized restricted stock..............................................                (4,061)                (1,985)
    Accumulated other comprehensive loss -
      Cumulative translation adjustments......................................                (2,644)                (2,474)
      Unrealized loss on available-for-sale securities........................                  (129)                  (143)
                                                                                      ------------------     -------------------
          Total stockholders' equity..........................................               765,979                743,698
                                                                                      ------------------     -------------------
                                                                                   $       1,283,952      $       1,298,138
                                                                                      ==================     ===================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------     ----------------
Operating Revenue............................................................$       103,643       $        93,200
                                                                                -----------------     ----------------

Costs and Expenses:
   Operating expenses........................................................         57,156                56,424
   Administrative and general................................................         12,360                11,413
   Depreciation and amortization.............................................         13,876                12,168
                                                                                -----------------     ----------------
                                                                                      83,392                80,005
                                                                                -----------------     ----------------
Operating Income.............................................................         20,251                13,195
                                                                                -----------------     ----------------

Other Income (Expense):
   Interest on debt..........................................................         (4,001)               (5,639)
   Interest income...........................................................          1,867                 4,474
   Gain from equipment sales or retirements, net.............................          2,299                 1,930
   Derivative losses, net....................................................           (772)                  (97)
   Other, net................................................................         (4,325)                  718
                                                                                -----------------     ----------------
                                                                                      (4,932)                1,386
                                                                                -----------------     ----------------
Income Before Income Tax Expense, Minority Interest in
   Income of Subsidiaries and Equity in Earnings of 50%
   or Less Owned Companies...................................................         15,319                14,581
Income Tax Expense...........................................................          5,243                 5,115
                                                                                -----------------     ----------------
Income Before Minority Interest in Income of Subsidiaries
   and Equity in Earnings of 50% or Less Owned Companies.....................         10,076                 9,466
Minority Interest in Income of Subsidiaries..................................            (93)                  (78)
Equity in Earnings of 50% or Less Owned Companies............................          1,423                 2,746
                                                                                -----------------     ----------------
Net Income...................................................................$        11,406       $        12,134
                                                                                =================     ================



Basic Earnings Per Common Share..............................................$          0.57       $          0.67
                                                                                =================     ================

Diluted Earnings Per Common Share............................................$          0.55       $          0.62
                                                                                =================     ================

Weighted Average Common Shares:
   Basic.....................................................................     20,039,130            18,115,957
   Diluted...................................................................     21,350,345            21,544,538


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                           --------------------------------
                                                                                               2002              2001
                                                                                           --------------    --------------
Net Cash Provided by Operating Activities...............................................$        18,926   $        11,768
                                                                                           --------------    --------------

Cash Flows from Investing Activities:
   Purchase of property and equipment...................................................        (30,926)          (31,455)
   Proceeds from sale of marine vessels and equipment...................................         32,245             4,711
   Purchase of available-for-sale securities............................................         (6,258)          (12,077)
   Proceeds from sale of available-for-sale securities..................................          3,105            55,492
   Proceeds from sale of investment in 50% or less owned companies......................              -             1,932
   Cash settlements of derivative transactions..........................................          2,399               (60)
   Investments in and advances to 50% or less owned companies...........................           (232)             (920)
   Principal payments on notes due from 50% or less owned companies.....................          1,597             1,589
   Dividends received from 50% or less owned companies..................................          1,061               700
   Purchase of other investments........................................................              -              (573)
   Net increase in restricted cash......................................................         (6,372)          (18,245)
   Acquisitions, net of cash acquired...................................................              -           (60,669)
   Other, net...........................................................................            261               104
                                                                                           --------------    --------------
        Net cash used in investing activities...........................................         (3,120)          (59,471)
                                                                                           --------------    --------------

Cash Flows from Financing Activities:
   Payments of long-term debt...........................................................        (12,189)           (1,520)
   Payments of capital lease obligations................................................              -              (398)
   Proceeds from issuance of long-term debt.............................................             81                 8
   Proceeds from exercise of stock options..............................................            196                 -
                                                                                           --------------    --------------
        Net cash used in financing activities...........................................        (11,912)           (1,910)
                                                                                           --------------    --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents............................         (3,895)             (898)
                                                                                           --------------    --------------

Net Decrease in Cash and Cash Equivalents...............................................             (1)          (50,511)
Cash and Cash Equivalents, Beginning of Period..........................................        180,394           224,219
                                                                                           --------------    --------------
Cash and Cash Equivalents, End of Period................................................$       180,393   $       173,708
                                                                                           ==============    ==============

         The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      1. BASIS OF PRESENTATION --

      The condensed consolidated financial information for the three-month periods ended March 31, 2002 and 2001 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2002 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR SMIT Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR SMIT Inc.

      Certain reclassifications of prior year information have been made to conform with the current year presentation.

      2. RECENT ACCOUNTING PRONOUNCEMENTS --

      Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed the impairment test as of January 1, 2002 and have determined there is no goodwill impairment. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. For the three-month period ended March 31, 2001, goodwill amortization totaled $516,000, and adjusted for goodwill amortization, net income would have been $12,469,000 or $0.64 per diluted share.

      Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The adoption of this statement did not have a material impact on the Company's financial statements.

      In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial statements.

      3.   COMPREHENSIVE INCOME --

      For the three-month periods ended March 31, 2002 and 2001, total comprehensive income was $11,250,000 and $11,174,000, respectively, including other comprehensive losses in both years resulting primarily from foreign currency translation adjustments and the mark to market of available-for-sale securities.

      4.   EARNINGS PER SHARE --

      Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods, respectively. Certain options and share awards, totaling 48,000 and 83,030 in the first quarter of 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                                                                Per
                                                                  Income          Shares       Share
                                                              ------------------------------- --------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
   Basic Earnings Per Share -
     Income before extraordinary item.......................$    11,406,000      20,039,130 $   0.57
                                                                                              ========
   Effect of Dilutive Securities -
     Options and restricted stock............................             -         258,488
     Convertible securities..................................       432,000       1,052,727
                                                              -------------------------------
   Diluted Earnings Per Share -
     Income available to common stockholders
       plus assumed conversions.............................$    11,838,000      21,350,345 $   0.55
                                                              =============================== ========

FOR THE THREE MONTHS ENDED MARCH 31, 2001:
   Basic Earnings Per Share -
     Income before extraordinary item.......................$    12,134,000      18,115,957 $   0.67
                                                                                              ========
   Effect of Dilutive Securities -
     Options and restricted stock............................             -         277,833
     Convertible securities..................................     1,262,000       3,150,748
                                                              -------------------------------
   Diluted Earnings Per Share -
     Income available to common stockholders
       plus assumed conversions.............................$    13,396,000      21,544,538 $   0.62
                                                              =============================== ========


      5.   COMMON STOCK SOLD WITH EQUITY FORWARD TRANSACTION--

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

      SEACOR entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBi"), an affiliate of CSFB, with respect to the shares of common stock that CSFB did purchase from SEACOR under the standby purchase agreement. At December 31, 2001, the $10,000,000 paid by CSFB for the purchase of 216,170 shares of common stock was reported in the Condensed Consolidated Balance Sheets as "Common Stock Sold with Equity Forward Transaction." During the first quarter of 2002, SEACOR paid CSFBi $164,000 to settle the equity forward transaction and the $10,000,000 previously reported as common stock sold with equity forward transaction was permanently reclassified to the Company's common stock and additional paid-in capital accounts.

      6.   SEGMENT INFORMATION --

      The Company's Offshore Marine Services business is primarily dedicated to operating a diversified fleet of offshore support vessels serving offshore oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa and Asia. Our vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, vessels service special projects, such as well stimulation, seismic data gathering, salvage and freight hauling. In addition to vessel services, the Company's offshore marine service business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and production operations.

      The Company's other activities include its environmental service and inland river barge businesses and all non-Offshore Marine Service equity in earnings of 50% or less owned companies. Prior to 2002, the Company presented its environmental service business as a separate reportable business segment. Effective January 1, 2002, the environmental service business is no longer reported as a separate segment as it does not meet the criteria for reporting segregation pursuant to accounting standards.

      The Company evaluates business performance based upon operating profit (defined as Operating Income as reported in the Consolidated Statements of Operations, excluding corporate-related expenses) plus any gains and losses from the sale of equipment and interest in 50% or less owned companies, equity in the earnings and losses of 50% or less owned companies and foreign currency transaction gains and losses. Accounting policies for measuring segment profits have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                                                               Offshore
                                                                Marine       Other       Total
                                                              -----------  ----------- -----------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
   Revenues from external customers.........................$    95,574  $     8,069 $   103,643
   Intersegment revenues....................................         67            -          67
                                                              -----------  ----------- -----------
    Segment operating revenues..............................     95,641        8,069     103,710
                                                              -----------  -----------
    Elimination of intersegment revenues....................                                 (67)
                                                                                       -----------
      Consolidated operating revenues.......................                         $   103,643
                                                                                       ===========
   Operating profit.........................................     21,864          825      22,689
   Gains from equipment sales or retirements, net...........      2,298            1       2,299
   Foreign currency transaction losses, net.................     (3,150)         (11)     (3,161)
   Equity in earnings of 50% or less owned companies........      1,288          252       1,540
                                                              -----------  ----------- -----------
    Segment profit..........................................     22,300        1,067      23,367
                                                              -----------  -----------
    Interest income.........................................                               1,867
    Interest expense........................................                              (4,001)
    Derivative losses, net..................................                                (772)
    Losses from sale of marketable securities, net..........                              (1,165)
    Corporate expenses......................................                              (2,437)
    Equity in earnings of 50% or less owned companies.......                              (1,540)
                                                                                       -----------
      Consolidated earnings before income taxes.............                         $    15,319
                                                                                       ===========

FOR THE THREE MONTHS ENDED MARCH 31, 2001:
   Revenues from external customers.........................$    84,473  $     8,727 $    93,200
   Intersegment revenues....................................        146            -         146
                                                              -----------  ----------- -----------
    Segment operating revenues..............................     84,619        8,727      93,346
                                                              -----------  -----------
    Elimination of intersegment revenues....................                                (146)
                                                                                       -----------
      Consolidated operating revenues.......................                         $    93,200
                                                                                       ===========
   Operating profit.........................................     14,655          923      15,578
   Gains from equipment sales or retirements, net...........      1,928            2       1,930
   Foreign currency transaction losses, net.................       (509)           -        (509)
   Equity in earnings of 50% or less owned companies........      2,243          782       3,025
   Gain from sale of interest in a 50% or less owned company        100            -         100
                                                              -----------  ----------- -----------
     Segment profit.........................................     18,417        1,707      20,124
                                                              -----------  -----------
     Interest income........................................                               4,474
     Interest expense.......................................                              (5,639)
     Derivative losses, net.................................                                 (97)
     Gains from sale of marketable securities, net..........                               1,127
     Corporate expenses.....................................                              (2,383)
     Equity in earnings of 50% or less owned companies .....                              (3,025)
                                                                                       -----------
       Consolidated earnings before income taxes............                         $    14,581
                                                                                       ===========

      7.   VESSEL ACQUISITIONS AND DISPOSITIONS --

      During the first quarter of 2002, the Company incurred additional legal fees, totaling $109,000, in connection with making an Internal Revenue Code Section 338(h)(10) election with respect to the acquisition of Gilbert Cheramie Boats, Inc. and related companies in January 2002. These costs were recorded as an adjustment to the purchase price.

      In the three-month period ended March 31, 2002, the Company sold seven offshore marine vessels and other equipment that resulted in the recognition of net pre-tax gains totaling $2,299,000. The Company continues to deposit proceeds from the sale of certain vessels into joint depository construction reserve fund bank accounts with the Maritime Administration for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sales. Joint depository construction reserve fund bank accounts are reported in the Condensed Consolidated Balance Sheets as "Restricted Cash."

      8.   FOREIGN CURRENCY --

      Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency and changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. SEACOR has also advanced funds to wholly owned subsidiaries whose functional currencies differ from the U.S. dollar and, as settlement of the advances are expected in the foreseeable future, changes in the currency exchange rates from the transaction date until the settlement date with respect to such advances are also included in the determination of net income in the period in which the currency exchange rates change.

      In the three-month periods ended March 31, 2002 and 2001, the Company recognized net losses from foreign currency transactions of $3,161,000 and $509,000, respectively, that are reported in the Condensed Consolidated Statements of Operations as "Other, net." Losses in 2002 resulted primarily from the revaluation of obligations due SEACOR by certain wholly owned U.K. subsidiaries, whose functional currency is Pounds Sterling, during periods when the Pound Sterling currency weakened against the U.S. dollar.

      9.   COMMITMENTS AND CONTINGENCIES --

      As of March 31, 2002, the Company was committed to the construction of 7 offshore support vessels for an approximate aggregate cost of $51,668,000 of which $18,256,000 has been expended. These vessels are expected to enter service within the next two years. At March 31, 2002, the Company was also committed to the construction of 174 inland river hopper barges ("barges") at an approximate aggregate cost of $41,365,000. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered during 2002.

      Following quarter end, the Company committed to the construction of 2 additional offshore support vessels for an approximate aggregate cost of $17,238,000. The 2 vessels are expected to enter service within the next two years.

      10.   SUBSEQUENT EVENT --

      On May 3, 2002, the Company repaid (pound)14,669,000, or $21,368,000, in one year loan notes, plus accrued interest. The notes were issued in connection with the acquisition of Stirling Shipping Holdings Limited in 2001.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2001. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.


      OVERVIEW

      Through its subsidiaries and joint venture arrangements, the Company furnishes offshore support services to the oil and gas exploration and production industry, contractual oil spill response and professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils and inland river dry cargo transportation services. The Company's offshore support vessels operate principally in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa and Asia and its oil spill and related professional services and inland river barge services are primarily provided in the U.S.

      OFFSHORE MARINE SERVICES

      The Company's offshore marine service business provides marine transportation, logistics and related services primarily dedicated to supporting oil and gas exploration and production.

      The offshore marine service business' operating revenues are primarily affected by the number of vessels owned and bareboat and time chartered-in, as well as rates per day worked and utilization of the Company's fleet. Overall utilization for any vessel with respect to any period is the ratio of aggregate number of days worked by such vessel to total calendar days available during such period. The rate per day worked for any vessel with respect to any period is the ratio of total time charter revenue of such vessel to the aggregate number of days worked by such vessel for such period.

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

      The table below sets forth rates per day worked and utilization data for the Company's fleet during the periods indicated.

                                             Three Months Ended March 31,
                                            --------------------------------
                                                 2002             2001
                                            ---------------  ---------------
RATES PER DAY WORKED ($): (1) (2)
   Anchor Handling Towing Supply...........       13,108           12,729
   Crew....................................        3,293            3,120
   Geophysical, Freight and Other(3).......            -            5,413
   Mini-Supply.............................        2,737            2,758
   Standby Safety .........................        5,404            5,194
   Supply and Towing Supply................        7,986            6,897
   Utility ................................        1,753            1,734
       Overall Fleet.......................        5,237            4,543

OVERALL UTILIZATION (%): (1)
   Anchor Handling Towing Supply...........         87.2             79.5
   Crew....................................         85.4             97.1
   Geophysical, Freight and Other(3).......            -             64.1
   Mini-Supply.............................         85.4             92.9
   Standby Safety..........................         88.0             85.6
   Supply and Towing Supply................         88.8             85.6
   Utility ................................         59.6             49.9
       Overall Fleet.......................         80.6             79.4

            -------------------
            (1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels and managed/operated vessels and include vessels bareboat and time chartered-in by the Company. Overall utilization statistics further exclude vessels that are held for sale from the date they are permanently removed from service.

            (2) Revenues for certain of the Company's vessels are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

            (3) In the first quarter of 2002, the Company directly owned two of the vessels in this class, neither of which operated in the period.

      The Company earns operating revenues primarily from the time or bareboat charter-out of vessels, which are owned or bareboat or time chartered-in. At March 31, 2002, the Company had 15 vessels bareboat chartered-out, including 6 vessels operated by the Company's joint ventures. From time to time, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of those managed vessels are not generally included in operating results, but the Company does recognize a management fee in operating revenues.

      The table below sets forth the Company's fleet structure at the dates indicated.

                                                         At March 31,
                                                ------------------------------
                  Fleet Structure                    2002            2001
---------------------------------------------   --------------- --------------
Domestic:
   Owned...................................             130             173
   Bareboat and Time Chartered-In..........              26              17

Foreign:
   Owned...................................              91              76
   Bareboat and Time Chartered-In..........               2               1
   Managed.................................              11               5
   Joint Ventures and Pools................              55              52
                                                --------------- --------------
        Total Fleet........................             315             324
                                                =============== ==============

      During the first quarter of 2002, 15 U.S. utility vessels were permanently removed from service and are being held for sale. These vessels range in length from 96 feet to 120 feet, are at least 20 years old and have not operated for over one year. One standby safety vessel that was permanently removed from sale in the prior year is also still held for sale. All held for sale vessels have been excluded from utilization statistics and fleet counts since exiting service. The carrying value of held for sale vessels, totaling $1.4 million, is expected to be recovered upon disposition.

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

      Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For each of the three-month periods ended March 31, 2002 and 2001, drydocking costs totaled $3.0 million. During those same periods, the Company completed the drydocking of 21 and 26 vessels, respectively. At March 31, 2002, the Company had removed 14 U.S. based utility and crew vessels from service requiring drydocking prior to re-entering operations.

      A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 51% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the three-month period ended March 31, 2002.

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

      Operating results are also affected by the Company's participation in various joint ventures. The Company has formed or acquired interests in offshore marine joint ventures with various third parties to enter new markets, enhance its marketing capabilities and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet while diversifying the risks and reducing the capital outlays associated with independent fleet expansion. The Company also participates in a majority owned logistics joint venture whose mission has been to provide shorebase, marine transport and other supply chain management services in support of offshore exploration and production operations principally in the U.S. Gulf of Mexico.

      Exploration and drilling activities, which affect the demand for vessels, are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

      OTHER BUSINESSES AND INVESTMENTS

           ENVIRONMENTAL SERVICES

      The Company's environmental services business provides contractual oil spill response and other professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended, and various state regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

      The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. The Company also charges consulting fees to customers for developing customized training programs, planning of and participation in customer oil spill response drill programs and response exercises as well as other special projects.

      Operating costs for environmental services are salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

           INLAND RIVER BUSINESS

      The Company's inland river business was established in 2000. The Company's inland river hopper barges service the agriculture and industrial sectors within the United States that are located along the Mississippi River and its tributaries. Operating revenues are primarily earned from voyage affreightments under which customers are charged an established rate per ton to transport cargo at a specific time from a point of origin to a destination. Revenues are also earned while cargo is stored aboard barges, when barges are chartered-out to third parties and by managing barges owned by others. Expenses primarily include towing, switching, fleeting and cleaning costs and non-voyage related operating expenses including such costs as repairs, insurance and depreciation.

      Barges owned by the Company and certain of those managed for third parties participate in two pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to respective participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in the pool.

      At March 31, 2002 the Company controlled 346 barges, including 101 directly owned, 11 owned by a 50% owned partnership and 234 managed for third parties. The Company has contracts or commitments to build 174 barges in 2002.

          INVESTMENT IN DRILLING SERVICES BUSINESS

      The Company presently owns a 23.8% equity interest in Chiles Offshore Inc. ("Chiles"), a company that owns and operates three ultra-premium jackup drilling rigs. Chiles was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs.

      In 2000, Chiles entered into an agreement with Keppel FELS Limited ("Keppel") to construct two ultra-premium jackup drilling rigs of the KFELS Mod V "B" design at an aggregate construction cost estimated not to exceed $222.0 million, exclusive of interest and other capitalized costs. One rig was delivered to Chiles in February 2002 and is expected to enter service under a long-term contract in May 2002. The second rig is expected to enter service during the third quarter of 2002. Chiles also has an option agreement with Keppel to build up to two additional rigs of the design presently under construction. The option agreement was recently amended to extend the option notice exercise date to October 6, 2002. Chiles has not yet determined whether it will exercise its options to construct the additional rigs.

      Chiles earns its revenues primarily from drilling wells for oil and gas operators pursuant to drilling contracts. In the three-month periods ended March 31, 2002 and 2001, the Chiles rigs were utilized 100% of the time and their rate per day worked was $69,662 and $68,926, respectively. Rig operating expenses primarily include crew, insurance and repair and maintenance costs. Administrative expenses primarily include management, administration, marketing, finance and legal expenses.

      Chiles files reports with the Securities and Exchange Commission and its shares are traded on the American Stock Exchange under the trading symbol "COD."

           OTHER INVESTMENTS

      In 1998, the Company acquired an interest in the predecessor of Globe Wireless, L.L.C. ("Globe Wireless") and now owns approximately 38% of its voting units. Globe Wireless is a provider of advanced marine telecommunication services using satellite and high frequency radio technologies. It owns and operates a worldwide network of high frequency radio stations that offer email, data transfer and telex services to ships at a much lower cost than competing satellite services. The Company believes that Globe Wireless offers the only such service combining radio, satellite and Internet communications to the maritime community.

      In addition, the Company, from time to time, makes investments in other related businesses.

      RESULTS OF OPERATIONS

      In the following table, the Company segregates the operating revenues and profits of its offshore marine service business but combines similar results for its environmental and inland river businesses in an "Other" reporting category as they do not meet accounting standards for separate disclosure. The "Other" reporting category additionally includes all non-offshore marine service business equity in earnings of 50% or less owned companies.

      The Company evaluates business performance based upon operating profit (defined as Operating Income as reported in the Consolidated Statements of Operations, excluding corporate-related expenses) plus any gains and losses from the sale of equipment and interest in 50% or less owned companies, equity in the earnings and losses of 50% or less owned companies and foreign currency transaction gains and losses. Accounting policies for measuring segment profits have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                                                               Offshore
                                                                Marine       Other       Total
                                                              -----------  ----------- -----------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
   Revenues from external customers.........................$    95,574  $     8,069 $   103,643
   Intersegment revenues....................................         67            -          67
                                                              -----------  ----------- -----------
    Segment operating revenues..............................     95,641        8,069     103,710
                                                              -----------  -----------
    Elimination of intersegment revenues....................                                 (67)
                                                                                       -----------
      Consolidated operating revenues.......................                         $   103,643
                                                                                       ===========
   Operating profit.........................................     21,864          825      22,689
   Gains from equipment sales or retirements, net...........      2,298            1       2,299
   Foreign currency transaction losses, net.................     (3,150)         (11)     (3,161)
   Equity in earnings of 50% or less owned companies........      1,288          252       1,540
                                                              -----------  ----------- -----------
    Segment profit..........................................     22,300        1,067      23,367
                                                              -----------  -----------
    Interest income.........................................                               1,867
    Interest expense........................................                              (4,001)
    Derivative losses, net..................................                                (772)
    Losses from sale of marketable securities, net..........                              (1,165)
    Corporate expenses......................................                              (2,437)
    Equity in earnings of 50% or less owned companies.......                              (1,540)
                                                                                       -----------
      Consolidated earnings before income taxes.............                         $    15,319
                                                                                       ===========

FOR THE THREE MONTHS ENDED MARCH 31, 2001:
   Revenues from external customers.........................$    84,473  $     8,727 $    93,200
   Intersegment revenues....................................        146            -         146
                                                              -----------  ----------- -----------
    Segment operating revenues..............................     84,619        8,727      93,346
                                                              -----------  -----------
    Elimination of intersegment revenues....................                                (146)
                                                                                       -----------
      Consolidated operating revenues.......................                         $    93,200
                                                                                       ===========
   Operating profit.........................................     14,655          923      15,578
   Gains from equipment sales or retirements, net...........      1,928            2       1,930
   Foreign currency transaction losses, net.................       (509)           -        (509)
   Equity in earnings of 50% or less owned companies........      2,243          782       3,025
   Gain from sale of interest in a 50% or less owned company        100            -         100
                                                              -----------  ----------- -----------
     Segment profit.........................................     18,417        1,707      20,124
                                                              -----------  -----------
     Interest income........................................                               4,474
     Interest expense.......................................                              (5,639)
     Derivative losses, net.................................                                 (97)
     Gains from sale of marketable securities, net..........                               1,127
     Corporate expenses.....................................                              (2,383)
     Equity in earnings of 50% or less owned companies .....                              (3,025)
                                                                                       -----------
       Consolidated earnings before income taxes............                         $    14,581
                                                                                       ===========

           OFFSHORE MARINE SERVICE BUSINESS

      OPERATING REVENUES. Operating revenues increased $11.0 million, or 13%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. Higher revenues resulting primarily from fleet acquisitions and higher rates per day worked were partially offset by the adverse effect of vessel dispositions and lower utilization.

      The 2001 Stirling Shipping Holdings Limited ("Stirling"), Gilbert Cheramie Boats, Inc. and Plaisance Marine Inc. fleet acquisitions resulted in an approximate $11.0 million increase in operating revenues between quarters. Through these transactions, 44 anchor handling towing supply, supply, mini-supply and utility vessels entered operations for SEACOR. Additional vessel purchases, the delivery of newly constructed vessels and the charter-in of vessels also increased revenues by approximately $5.0 million. These additional 13 vessels included crew, mini-supply, towing supply and anchor handling towing supply. At March 31, 2002, 37 of the overall fleet additions operated from U.S. ports and the remainder worked internationally. These increases in operating revenues were partially offset by an approximate $7.0 million revenue decline resulting from the sale, charter-in termination and the permanent removal from service of 24 vessels that included towing supply, standby safety, supply, crew and utility. An equal number of these vessels exited service in both domestic and international markets.

      Higher rates per day worked resulted in an approximate $5.0 million increase in operating revenues between quarters. Rates rose for most vessel classes in the Company's worldwide fleet. Operating revenues particularly rose due to rate improvements in the Company's worldwide fleet of anchor handling towing supply and other domestic deepwater support supply vessels.

      Lower utilization resulted in an approximate $3.0 million decline in operating revenues between quarters. A decline in utilization of the Company's domestic fleet was offset by a slight strengthening in use of the Company's vessels working internationally.

      Lower domestic fleet utilization resulted primarily from a decline in U.S. Gulf of Mexico drilling activity that began during the second half of 2001. The number of offshore mobile rigs working in the U.S. Gulf of Mexico at March 31, 2002 was 121 versus 178 on the same date in the prior year. As a result, at March 31, 2002, the Company had 28 vessels out of service due to declining market conditions in addition to 15 vessels held for sale. Although oil and natural gas prices have recently improved, there has been no particular strengthening in the demand for our vessels. Should these prices remain stable or rise further over the next several months, management believes that drilling activities in the U.S. Gulf of Mexico should also increase. Any such improvements may lead to higher utilization and rates per day worked for the Company's domestic fleet.

      OPERATING PROFIT. Operating profit increased $7.2 million, or 49%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001 due primarily to those factors affecting operating revenues outlined above. Operating profit also improved due to a decline between quarters in main engine and hull repair and maintenance expenses.

      GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements increased $0.4 million, or 19%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. During the first quarter of 2002, three towing supply, two utility, one anchor handling towing supply and one crew vessel were sold primarily from the Company's U.S. fleet. Two of the towing supply vessels were chartered-in pursuant to sale-leaseback transactions. During the first quarter 2001, the Company sold three crew and three utility vessels.

      FOREIGN CURRENCY TRANSACTION LOSSES, NET. Foreign currency transaction losses increased $2.6 million, or 519%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. In late 2001 and early 2002, SEACOR provided advances to certain wholly owned U.K. subsidiaries, whose functional currency is Pounds Sterling. A decline in the value of the Pound Sterling relative to the U.S. dollar since year end has resulted in the Company's recognition of a significant foreign currency transaction loss with respect to these advances. See "Item 3. Quantitative and Qualitative Disclosures About Market Risks" for additional discussion.

      EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $1.0 million, or 43%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. A decline in earnings resulting primarily from the non-recurrence of a vessel sale was partially offset by higher profits earned by the Company's Mexican joint venture.

           OTHER BUSINESSES

      OPERATING REVENUES. Operating revenues decreased $0.7 million, or 8%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001 due primarily to a reduction in oil spill response and retainer revenues earned by the Company's environmental service business. The severity of oil spills managed by the Company declined between quarters. Retainer revenues declined due to the loss of and contract renegotiations with certain customers. These declines were partially offset by higher revenues earned by the Company's inland river business resulting primarily from an increase in the size of its barge fleet.

      OPERATING PROFIT. Operating profit decreased $0.1 million, or 11%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001 due primarily to those factors affecting operating revenues outlined above. These declines were partially offset by lower expenses upon cessation of goodwill amortization effective January 1, 2002 in accordance with recently enacted accounting standards.

      EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.5 million, or 68%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001 due primarily to the non-recurrence of a dry-bulk carrier ship sale and reduced profits of Chiles. These declines were partially offset by lower operating losses of Globe Wireless.

      INTEREST INCOME AND INTEREST EXPENSE. Net interest expense increased $1.0 million, or 83%, in the three-month period ended March 31, 2002 compared to the three-month period March 31, 2001 as declines in interest income exceeded reductions in interest expense. Interest income declined due primarily to lower invested cash balances that resulted from fleet acquisitions. Lower interest expense resulted primarily from the redemption of $135.3 million principal amount of the Company's 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes").

      DERIVATIVE LOSSES, NET. Net losses from derivative transactions increased $0.7 million, or 696%, in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001 due primarily to the revaluation of interest rate swap agreements and foreign currency forward exchange contracts. These increases in derivative losses were partially offset by gains resulting from U.S. treasury note and U.S. treasury bond option and futures contracts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risks" for additional discussion.

      GAINS FROM SALE OF MARKETABLE SECURITIES, NET. The Company recognized a net loss of $1.2 million and a net gain of $1.1 million from the sale of marketable securities in the three-month periods ended March 31, 2002 and 2001, respectively. The Company's net losses in 2002 and net gains in 2001 resulted primarily from the sale of equity securities. Substantially all of the net losses in 2002 are unrealized as they resulted from the mark to market of short sales of equity securities.

      LIQUIDITY AND CAPITAL RESOURCES

           GENERAL

      The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct or improve equipment and make other investments. Management believes that cash flow from operations will provide sufficient working capital to fund the Company's operating needs. The Company may, from time to time, issue shares of its common stock, preferred stock or debt, or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment.

      The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine fleet. The Company's offshore marine business is directly affected by the volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control.

           CASH AND MARKETABLE SECURITIES

      Since December 31, 2001, the Company's cash and investments in marketable securities increased by $6.3 million. At March 31, 2002, cash and marketable securities totaled $264.3 million, including $180.4 million of unrestricted cash and cash equivalents, $22.2 million of marketable securities and $61.7 million of restricted cash. Restricted cash at March

      31, 2002 is intended for use in defraying costs to construct U.S.-flag offshore marine vessels for the Company.

           CASH GENERATION AND DEPLOYMENT

      OPERATING ACTIVITIES. Cash flow provided from operating activities during the three-month period ended March 31, 2002 totaled $18.9 million and increased 61% between comparable quarters due primarily to fleet acquisitions and higher rates per day worked of the Company's offshore marine fleet.

      INVESTING AND FINANCING ACTIVITIES. During the three-month period ended March 31, 2002, the Company generated $40.9 million from investing and financing activities. Seven offshore support vessels were sold for $32.2 million. Available-for-sale securities were sold for $3.1 million. Additional cash was generated primarily from the settlement of derivative transactions and the receipt of dividends and principal note payments from 50% or less owned companies.

      During the three-month period ended March 31, 2002, the Company used $56.0 million in its investing and financing activities. Capital expenditures for property and equipment, primarily related to the acquisition of offshore support vessels, totaled $30.9 million. Two crew and two anchor handling towing supply vessels constructed for the Company were delivered and entered operations in the quarter. The Company repaid $12.2 million of certain outstanding indebtedness. Restricted cash balances rose by $6.4 million as deposits into joint depository construction reserve fund accounts exceeded reimbursements to the Company. Marketable securities were acquired for $6.3 million.

           CAPITAL EXPENDITURES

      As of March 31, 2002, the Company was committed to the construction of 5 crew and 2 supply vessels for an approximate aggregate cost of $51.7 million of which $18.3 million has been expended. The vessels are expected to enter service within the next two years. At March 31, 2002, the Company was also committed to the construction of 174 barges at an approximate aggregate cost of $41.4 million. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered at various dates during 2002.

      Following quarter end, the Company committed to the construction of one crew and one supply vessel for an approximate aggregate cost of $17.2 million. The 2 vessels are expected to enter service within the next two years.

           CREDIT FACILITY AND NOTES

      REVOLVING CREDIT FACILITY. As of May 7, 2002, the Company had $170.0 million available for borrowing under its revolving credit facility. Availability under the facility increased by $21.8 million following year end upon cancellation of a letter of credit that served as guarantee for note obligations of the Company issued in connection with the acquisition of Stirling in 2001.

      PROMISSORY NOTES DUE PRIOR STIRLING SHAREHOLDERS. On May 3, 2002, the Company repaid (pound)14.7 million, or $21.4 million, in one year loan notes, plus accrued interest. The notes were issued in connection with the acquisition of Stirling in 2001.

           RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed the impairment test as of January 1, 2002 and have determined there is no goodwill impairment. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. For the three-month period ended March 31, 2001, goodwill amortization totaled $.05 million, and adjusted for goodwill amortization, net income would have been $12.5 million or $0.64 per diluted share.

      Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS

      121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The adoption of this statement has not had a material impact on the Company's financial statements.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company may enter into forward exchange contracts. The forward exchange contracts would enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At March 31, 2002, there were no outstanding forward exchange contracts for which hedge accounting criteria were met.

      SEACOR has advanced certain of its wholly owned subsidiaries, which are Pound Sterling functional currency investees, $91.0 million, or (pound)62.4 million. Repayment of these advances is expected in the foreseeable future. Until repaid, accounting standards require that changes in the exchange rate from the transaction date until the settlement date with respect to these intercompany advances be included in the determination of net income. A 1% weakening in the exchange rate of the Pound Sterling against the U.S. dollar would result in the Company's recognition of a $0.9 million foreign currency transaction loss with respect to these advances.

      The Company has entered into forward exchange contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling and Euros. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign currency exchange rates had it decided to conduct business in Norway. The Pound Sterling and Euro contracts enable the Company to buy Pounds Sterling and Euros in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange of its business conducted in the United Kingdom and Europe. At March 31, 2002, there were no outstanding Norwegian Kroner contracts and the fair market value of its speculative Pound Sterling and Euro contracts totaled $0.2 million and was reported in the Condensed Consolidated Balance Sheets as "Trade and other receivables."

      Natural gas and crude oil swaps, options, and futures contracts are employed by the Company to provide it value should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. U.S. treasury notes and U.S. treasury bonds options and futures contracts provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. At March 31, 2002, the Company's unrealized loss with respect to its positions in commodity contracts totaled $0.4 million and was reported in the Condensed Consolidated Balance Sheets as "Other current liabilities." Also at March 31, 2002, the fair market value of the Company's positions in U.S. treasury obligations totaled $0.1 million and was reported in the Condensed Consolidated Balance Sheets as "Trade and other receivables."

      The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. For a portion of the Company's fixed debt instruments, the 5 3/8% Notes, the fair value is driven by the conversion feature rather than interest rates. As of March 31, 2002, $46.3 million aggregate principal amount of the 5 3/8% Notes was outstanding. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had only $30.0 million outstanding at March 31, 2002. While available for liquidity requirements, the Company has not historically utilized significant portions of the facility for any extended periods of time and thus has not been significantly impacted by fluctuations in interest rates.

      In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 with a major financial institution with respect to notional amounts equal to a portion of its 7.2% Senior Notes Due 2009 (the "7.2% Notes"). Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. At March 31, 2002, $30.0 million notional principal amount of the 7.2% Notes were covered by such swap agreements.

      Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreement totaled $30.3 million. At March 31, 2002, there was an unrealized loss, totaling $1.3 million, which resulted from the agreed upon price exceeding the fair value of the notional amounts set forth in the swap agreements. The swap agreements terminate during the fourth quarter of 2002 unless extended by mutual consent.

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


                                       SEACOR SMIT INC.
                                       (Registrant)

DATE: MAY 14, 2002                     By: /s/ Charles Fabrikant
                                           ------------------------------------
                                           Charles Fabrikant, Chairman of the
                                           Board, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


DATE: MAY 14, 2002                     By: /s/ Randall Blank
                                           ------------------------------------
                                           Randall Blank, Executive Vice
                                           President, Chief Financial Officer
                                           and Secretary
                                           (Principal Financial Officer)