Form 10-Q
period 2002-06-30
SEACOR SMIT INC
filed 2002-08-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended    June 30, 2002   or
                                             -----------------

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 7, 2002 was 20,175,426. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------
Part I.    Financial Information

           Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets as of
                               June 30, 2002 and December 31, 2001..........................................1

                          Condensed Consolidated Statements of Operations for each of the
                               Three and Six Months Ended June 30, 2002 and 2001............................2

                          Condensed Consolidated Statements of Cash Flows
                               for each of the Six Months Ended June 30, 2002 and 2001......................3

                          Notes to Condensed Consolidated Financial Statements..............................4

           Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.....................................9

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................19

Part II.   Other Information

           Item 5.   Other Information.....................................................................21

           Item 6.   Exhibits and Reports on Form 8-K......................................................21



PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                        June 30,              December 31,
                                                                                           2002                   2001
                                                                                    -------------------    -------------------
                                             ASSETS
Current Assets:
   Cash and cash equivalents...................................................  $         173,840      $        180,394
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,578 and $1,635, respectively.....................            101,523                104,436
   Prepaid expenses and other..................................................              7,307                  6,631
                                                                                    -------------------    -------------------
      Total current assets.....................................................            282,670                291,461
                                                                                    -------------------    -------------------
Investments, at Equity, and Receivables from 50% or Less Owned Companies.......            154,868                153,827
Available-for-Sale Securities..................................................             23,261                 22,371
Property and Equipment.........................................................            986,175                971,621
   Less - Accumulated depreciation.............................................           (254,609)              (236,864)
                                                                                    -------------------    -------------------
      Net property and equipment...............................................            731,566                734,757
                                                                                    -------------------    -------------------
Construction Reserve Funds.....................................................             63,220                 55,290
Goodwill.......................................................................             28,341                 28,232
Other Assets...................................................................              9,529                 12,200
                                                                                    -------------------    -------------------
                                                                                 $       1,293,455      $       1,298,138
                                                                                    ===================    ===================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt...........................................  $             255      $          33,724
   Accounts payable and accrued expenses.......................................             24,003                 29,070
   Other current liabilities...................................................             45,648                 50,915
                                                                                    -------------------    -------------------
      Total current liabilities................................................             69,906                113,709
                                                                                    -------------------    -------------------
Long-term Debt.................................................................            257,383                256,675
Deferred Income Taxes..........................................................            155,108                148,430
Deferred Gains and Other Liabilities...........................................             25,374                 24,070
Minority Interest in Subsidiaries..............................................              1,557                  1,556
Common Stock Sold with Equity Forward Transaction..............................                  -                 10,000
Stockholders' Equity:
   Common stock, $.01 par value, 24,110,957 and 24,027,003 shares issued at
      June 30, 2002 and December 31, 2001, respectively........................                241                    238
   Additional paid-in capital..................................................            397,751                384,857
   Retained earnings...........................................................            496,497                472,843
   Less 3,935,509 and 3,943,333 shares held in treasury at June 30, 2002
      and December 31, 2001, respectively, at cost.............................           (109,368)              (109,638)
   Less unamortized restricted stock compensation..............................             (3,370)                (1,985)
   Accumulated other comprehensive income (loss) -
       Cumulative translation adjustments......................................              2,283                 (2,474)
       Unrealized gain (loss) on available-for-sale securities.................                 93                   (143)
                                                                                    -------------------    -------------------
      Total stockholders' equity...............................................            784,127                743,698
                                                                                    -------------------    -------------------
                                                                                 $       1,293,455      $       1,298,138
                                                                                    ===================    ===================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                          Three Months Ended June            Six Months Ended
                                                                                    30,                          June 30,
                                                                       ----------------------------  ----------------------------
                                                                           2002           2001           2002           2001
                                                                       -------------  -------------  -------------  -------------
Operating Revenues....................................................$     97,670   $    112,428   $    201,313   $    205,628
                                                                       -------------  -------------  -------------  -------------

Costs and Expenses:
   Operating expenses.................................................      61,133         59,267        118,289        115,691
   Administrative and general.........................................      12,803         12,241         25,163         23,654
   Depreciation and amortization......................................      13,996         14,587         27,872         26,755
                                                                       -------------  -------------  -------------  -------------
                                                                            87,932         86,095        171,324        166,100
                                                                       -------------  -------------  -------------  -------------
Operating Income......................................................       9,738         26,333         29,989         39,528
                                                                       -------------  -------------  -------------  -------------

Other Income (Expense):
   Interest on debt...................................................      (3,796)        (5,356)        (7,797)       (10,995)
   Interest income....................................................       2,102          3,413          3,969          7,887
   Gain from equipment sales and retirements, net.....................         938          1,917          3,237          3,847
   Derivative income (loss), net......................................       1,404             62            632            (35)
   Foreign currency transaction gain (loss), net......................       6,411           (150)         3,251           (658)
   Other, net.........................................................         487          1,273           (678)         2,499
                                                                       -------------  -------------  -------------  -------------
                                                                             7,546          1,159          2,614          2,545
                                                                       -------------  -------------  -------------  -------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   of 50% or Less Owned Companies and Extraordinary Item..............      17,284         27,492         32,603         42,073
Income Tax Expense....................................................       6,156          9,630         11,399         14,745
                                                                       -------------  -------------  -------------  -------------
Income Before Minority Interest, Equity in Earnings of 50% or
   Less Owned Companies and Extraordinary Item........................      11,128         17,862         21,204         27,328
Minority Interest in Income of Subsidiaries...........................         (95)           (86)          (188)          (164)
Equity in Earnings of 50% or Less Owned Companies.....................       1,215            502          2,638          3,248
                                                                       -------------  -------------  -------------  -------------
Income Before Extraordinary Item......................................      12,248         18,278         23,654         30,412
Extraordinary Item - Loss on Debt Extinguishment, net of tax..........           -           (896)             -           (896)
                                                                       -------------  -------------  -------------  -------------
Net Income............................................................$     12,248   $     17,382   $     23,654   $     29,516
                                                                       =============  =============  =============  =============

Basic Earnings Per Common Share:
   Income before extraordinary item...................................$       0.61   $       0.92   $       1.18   $       1.60
   Extraordinary item..................................................          -          (0.04)             -          (0.05)
                                                                       -------------  -------------  -------------  -------------
     Net income.......................................................$       0.61   $       0.88   $       1.18   $       1.55
                                                                       =============  =============  =============  =============

Diluted Earnings Per Common Share:
   Income before extraordinary item...................................$       0.59   $       0.88   $       1.15   $       1.50
   Extraordinary item..................................................          -          (0.04)             -          (0.04)
                                                                       -------------  -------------  -------------  -------------
     Net income.......................................................$       0.59   $       0.84   $       1.15   $       1.46
                                                                       =============  =============  =============  =============

Weighted Average Common Shares:
   Basic..............................................................  20,078,231     19,832,918     20,058,824     18,979,203
   Diluted............................................................  21,393,472     21,225,122     21,373,534     21,385,449


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                Six Months Ended June 30,
                                                                                           2002                        2001
                                                                                    --------------------        -------------------
Net Cash Provided by Operating Activities....................................     $              37,920      $              32,088
                                                                                    --------------------        -------------------

Cash Flows from Investing Activities:
   Purchase of property and equipment........................................                  (60,008)                    (61,113)
   Proceeds from sale of marine vessels and equipment........................                   53,757                       9,851
   Purchase of available-for-sale securities.................................                  (11,565)                    (44,461)
   Proceeds from sale of available-for-sale securities.......................                   10,970                      88,137
   Proceeds from sale of investment in 50% or less owned companies...........                        -                       1,932
   Investments in and advances to 50% or less owned companies................                   (1,470)                     (5,124)
   Principal payments on notes due from 50% or less owned companies..........                    5,618                       1,594
   Dividends received from 50% or less owned companies.......................                    1,290                       1,087
   Net increase in construction reserve funds................................                   (7,930)                     (5,823)
   Cash settlements from derivative transactions.............................                     (851)                        (60)
   Acquisitions, net of cash acquired........................................                     (109)                    (99,218)
   Other, net................................................................                      707                          64
                                                                                    --------------------        -------------------
      Net cash used in investing activities..................................                   (9,591)                   (113,134)
                                                                                    --------------------        -------------------

Cash Flows from Financing Activities:
   Payments of long-term debt................................................                  (33,696)                    (38,212)
   Payments of capital lease obligations.....................................                        -                        (872)
   Payments of stockholders' loans...........................................                        -                        (278)
   Proceeds from issuance of long-term debt..................................                       96                      27,221
   Proceeds from issuance of common stock....................................                        -                      10,000
   Proceeds from exercise of stock options...................................                      349                         118
   Proceeds from Employee Stock Purchase Plan................................                      363                           -
   Other.....................................................................                        -                          (1)
                                                                                    --------------------        -------------------
      Net cash provided used in financing activities.........................                  (32,888)                     (2,024)
                                                                                    --------------------        -------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents.................                   (1,995)                       (712)
                                                                                    --------------------        -------------------

Net Decrease in Cash and Cash Equivalents....................................                   (6,554)                    (83,782)
Cash and Cash Equivalents, Beginning of Period...............................                  180,394                     224,219
                                                                                    --------------------        -------------------
Cash and Cash Equivalents, End of Period.....................................     $            173,840       $             140,437
                                                                                    ====================        ===================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and six-month periods ended June 30, 2002 and 2001 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2002 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.         RECENT ACCOUNTING PRONOUNCEMENTS --

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed the impairment test as of January 1, 2002 and have determined there is no goodwill impairment. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. For the three and six-month periods ended June 30, 2001, goodwill amortization totaled $922,000 and $1,438,000, respectively, and adjusted for goodwill amortization, net income before extraordinary item in these same periods would have been $18,877,000, or $0.91 per fully diluted share, and $31,347,000, or $1.55 per fully diluted share, respectively.

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

In May 2002, the FASB also issued SFAS No. 145 - "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gains or losses on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The Company does not expect this statement to have a material impact on its financials statements when it becomes effective.

3.         COMPREHENSIVE INCOME --

For the three-month periods ended June 30, 2002 and 2001, total comprehensive income was $17,397,000 and $14,928,000, respectively. For the six-month periods ended June 30, 2002 and 2001, total comprehensive income was $28,647,000 and $26,102,000, respectively. Other comprehensive income in 2002 consisted primarily of gains from foreign currency translation adjustments and unrealized holding gains on available-for-sale securities and other comprehensive losses in 2001 consisted primarily of losses from foreign currency translation adjustments and unrealized holding losses on available-for-sale securities.

4.         EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. The computation of diluted earnings per share excludes certain options and share awards, totaling 53,600 and 51,600, respectively, for the three and six-month periods ended June 30, 2002 and 83,480 and 30,000, respectively, for the three and six-month periods ended June 30, 2001 as the effect would have been antidilutive.

                                                        For the Three Months Ended               For the Six Months Ended
                                                                 June 30,                                June 30,
                                                   -------------------------------------- ---------------------------------------
                                                                                   Per                                     Per
                                                     Income          Shares       Share      Income          Shares       Share
                                                   ------------- --------------- -------- -------------- --------------- --------
2002
----
   BASIC EARNINGS PER SHARE:
      Income Before Extraordinary Item..........  $  12,248,000     20,078,231 $    0.61$   23,654,000     20,058,824  $   1.18
                                                                                 ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and Restricted Stock..............              -        262,522                       -        261,987
      Convertible Securities....................        433,000      1,052,719                 865,000      1,052,723
                                                   ------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
      Income Available to Common Stockholders
         Plus Assumed Conversions...............  $  12,681,000     21,393,472 $    0.59$   24,519,000     21,373,534  $   1.15
                                                   ============= =============== ======== ============== =============== ========
2001
----
   BASIC EARNINGS PER SHARE:
      Income Before Extraordinary Item..........  $  18,278,000     19,832,918 $    0.92$   30,412,000     18,979,203  $   1.60
                                                                                 ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and Restricted Stock..............              -        252,200                       -        266,424
      Convertible Securities....................        470,000      1,140,004               1,733,000      2,139,822
                                                   ------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
      Income Available to Common Stockholders
         Plus Assumed Conversions...............  $  18,748,000     21,225,122 $    0.88$   32,145,000     21,385,449  $   1.50
                                                   ============= =============== ======== ============== =============== ========

5.         COMMON STOCK SOLD WITH EQUITY FORWARD TRANSACTION --

Pursuant to an amended and restated standby purchase agreement between Credit Suisse First Boston Corporation ("CSFB") and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR, at a purchase price of $46.26 per share, the number of shares of common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100,000,000 face amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "5 3/8% Notes") that SEACOR redeemed. During 2001, CSFB purchased 216,170 shares of common stock to provide SEACOR with proceeds to redeem $10,000,000 principal amount of its 5 3/8% Notes that were called but not converted.

SEACOR entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBI"), an affiliate of CSFB, with respect to the shares of common stock that CSFB did purchase from SEACOR under a standby purchase agreement. At December 31, 2001, the $10,000,000 paid by CSFB for the purchase of 216,170 shares of common stock was reported in the Condensed Consolidated Balance Sheets as "Common Stock Sold with Equity Forward Transaction." During the first quarter of 2002, SEACOR paid CSFBI $164,000 to settle the equity forward transaction and the $10,000,000 previously reported as common stock sold with equity forward transaction was permanently reclassified to the Company's common stock and additional paid-in capital accounts.

6.         DISPOSITIONS --

In the six-month period ended June 30, 2002, the Company sold 13 offshore marine vessels and other equipment that resulted in the recognition of a net pre-tax gain totaling $4,499,000. This gain was offset by a charge of $1,262,000 resulting from the write-down of the carrying value of certain offshore marine equipment associated with a previously cancelled construction contract. Three of the vessels sold during 2002 were chartered-in by the Company pursuant to sale-leaseback transactions. The Company continues to deposit proceeds from the sale of certain vessels into joint depository construction reserve fund bank accounts with the Maritime Administration for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sales. Joint depository construction reserve fund bank accounts are reported in the Condensed Consolidated Balance Sheets as "Construction Reserve Funds."


7.         FOREIGN CURRENCY --

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

In the three and six-month periods ended June 30, 2002, the Company recognized net gains from foreign currency transactions of $6,411,000 and $3,251,000, respectively. In the three and six-month periods ended June 30, 2001, the Company recognized net losses from foreign currency transactions of $150,000 and $658,000, respectively. In both years, these gains and losses are reported in the Condensed Consolidated Statements of Operations as "Foreign currency transaction gain (loss), net." Gains in 2002 resulted primarily from the revaluation of obligations due SEACOR by certain wholly owned U.K. subsidiaries, whose functional currency is Pounds Sterling, during periods when the Pound Sterling currency strengthened against the U.S. dollar.

8.         LONG-TERM DEBT --

During the second quarter of 2002, the Company repaid (pound)14,669,000, or $21,368,000, in one year loan notes, plus accrued interest. The notes were issued in connection with the acquisition of Stirling Shipping Holdings Limited in 2001.

On July 31, 2002, SEACOR redeemed $10,000,000 of the $46,319,000 aggregate principal amount outstanding of its 5 3/8% Notes. The redemption price was $1,023.90 per $1,000 principal amount of the notes.

9.         SEGMENT INFORMATION --

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

The Company's other activities include its environmental service and inland river barge businesses and all non-Offshore Marine Service segment equity in earnings of 50% or less owned companies. Prior to 2002, the Company presented its environmental service business as a separate reportable business segment. Effective January 1, 2002, the environmental service business is no longer reported as a separate segment as it does not meet the criteria for reporting segregation pursuant to accounting standards.

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

                                                               Offshore
                                                                Marine       Other       Total
                                                              -----------  ----------- -----------
FOR THE THREE MONTHS ENDED JUNE 30, 2002:
   Revenues from external customers.........................$    90,681  $     6,989 $    97,670
   Intersegment revenues.....................................        67            -          67
                                                              -----------  ----------- -----------
    Segment operating revenues...............................    90,748        6,989      97,737
                                                              -----------  -----------
    Elimination of intersegment revenues.....................                                (67)
                                                                                       -----------
      Consolidated operating revenues........................                        $    97,670
                                                                                       ===========
   Operating profit..........................................    11,545          512      12,057
   Gains from equipment sales or retirements, net............       938            -         938
   Foreign currency transaction gains, net...................     6,411            -       6,411
   Equity in earnings (losses) of 50% or less owned
companies....................................................     2,247       (1,396)        851
                                                              -----------  ----------- -----------
    Segment profit...........................................    21,141         (884)     20,257
                                                              -----------  -----------
    Interest income..........................................                              2,102
    Interest expense.........................................                             (3,796)
    Derivative income, net...................................                              1,404
    Gains from sale of marketable securities, net............                                487
    Corporate expenses.......................................                             (2,319)
    Equity in earnings of 50% or less owned companies........                               (851)
                                                                                       -----------
      Consolidated earnings before income taxes..............                        $    17,284
                                                                                       ===========

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
   Revenues from external customers.........................$   102,870  $     9,558 $   112,428
   Intersegment revenues.....................................       294            -         294
                                                              -----------  ----------- -----------
    Segment operating revenues...............................   103,164        9,558     112,722
                                                              -----------  -----------
    Elimination of intersegment revenues.....................                               (294)
                                                                                       -----------
      Consolidated operating revenues........................                        $   112,428
                                                                                       ===========
   Operating profit..........................................    27,299        1,354      28,653
   Gains (losses) from equipment sales or retirements, net...     2,074         (157)      1,917
   Foreign currency transaction losses, net..................      (150)           -        (150)
   Equity in earnings (losses) of 50% or less owned
companies....................................................       975         (309)        666
                                                              -----------  ----------- -----------
     Segment profit..........................................    30,198          888      31,086
                                                              -----------  -----------
     Interest income.........................................                              3,413
     Interest expense........................................                             (5,356)
     Derivative income, net..................................                                 62
     Gains from sale of marketable securities, net...........                              1,272
     Corporate expenses......................................                             (2,319)
     Equity in earnings of 50% or less owned companies ......                               (666)
                                                                                       -----------
       Consolidated earnings before income taxes.............                        $    27,492
                                                                                       ===========

                                                               Offshore
                                                                Marine       Other       Total
                                                              -----------  ----------- -----------
FOR THE SIX MONTHS ENDED JUNE 30, 2002:
   Revenues from external customers.........................$   186,255  $    15,058 $   201,313
   Intersegment revenues.....................................       134            -         134
                                                              -----------  ----------- -----------
    Segment operating revenues...............................   186,389       15,058     201,447
                                                              -----------  -----------
    Elimination of intersegment revenues.....................                               (134)
                                                                                       -----------
      Consolidated operating revenues........................                        $   201,313
                                                                                       ===========
   Operating profit..........................................    33,408        1,337      34,745
   Gains from equipment sales or retirements, net............     3,236            1       3,237
   Foreign currency transaction gains (losses), net..........     3,262          (11)      3,251
   Equity in earnings (losses) of 50% or less owned
companies....................................................     3,535       (1,143)      2,392
                                                              -----------  ----------- -----------
    Segment profit...........................................    43,441          184      43,625
                                                              -----------  -----------
    Interest income..........................................                              3,969
    Interest expense.........................................                             (7,797)
    Derivative income, net...................................                                632
    Losses from sale of marketable securities, net...........                               (678)
    Corporate expenses.......................................                             (4,756)
    Equity in earnings of 50% or less owned companies........                             (2,392)
                                                                                       -----------
      Consolidated earnings before income taxes..............                        $    32,603
                                                                                       ===========


FOR THE SIX MONTHS ENDED JUNE 30, 2001:
   Revenues from external customers.........................$   187,343  $    18,285 $   205,628
   Intersegment revenues.....................................       440            -         440
                                                              -----------  ----------- -----------
    Segment operating revenues...............................   187,783       18,285     206,068
                                                              -----------  -----------
    Elimination of intersegment revenues.....................                               (440)
                                                                                       -----------
      Consolidated operating revenues........................                        $   205,628
                                                                                       ===========
   Operating profit..........................................    41,954        2,276      44,230
   Gains (losses) from equipment sales or retirements, net...     4,002         (155)      3,847
   Foreign currency transaction gains (losses), net..........      (659)           1        (658)
   Equity in earnings of 50% or less owned companies.........     3,218          473       3,691
    Gain from Sale of Interest in a 50% or Less Owned
     Company.................................................       100            -         100
                                                              -----------  ----------- -----------
    Segment profit...........................................    48,615        2,595      51,210
                                                              -----------  -----------
    Interest income..........................................                              7,887
    Interest expense.........................................                            (10,995)
    Derivative losses, net...................................                                (35)
    Gains from sale of marketable securities, net............                              2,399
    Corporate expenses.......................................                             (4,702)
    Equity in earnings of 50% or less owned companies........                             (3,691)
                                                                                       -----------
      Consolidated earnings before income taxes..............                        $    42,073
                                                                                       ===========


10.      COMMITMENTS AND CONTINGENCIES --

As of June 30, 2002, the Company was committed to the construction of 10 offshore support vessels for an approximate aggregate cost of $83,400,000 of which $17,510,000 has been expended. These vessels are expected to enter service within the next two years. At June 30, 2002, the Company was also committed to the construction of 112 inland river hopper barges ("barges") at an approximate aggregate cost of $28,000,000. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered during 2002.

11.      CHILES MERGER  --

On August 7, 2002, the stockholders of Chiles Offshore Inc. ("Chiles"), the Company's drilling rig affiliate, approved a merger with ENSCO International Incorporated ("ENSCO") and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders will receive $5.25 and 0.6575 shares of ENSCO's common stock for each share of Chiles' common stock they owned at the time of the merger. The Company will receive $25,364,855 and 3,176,646 shares of ENSCO's common stock, valued at $73,444,000 as of August 7, 2002. This will result in the Company's recognition of an after-tax gain of approximately $12,500,000, or $0.58 per fully diluted share. The Company will account for its shares of ENSCO common stock as available-for-sale securities and will record changes in the market value each period as an adjustment to other comprehensive income.

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

OFFSHORE MARINE SERVICES

The Company's offshore marine service business provides marine transportation, logistics and related services primarily dedicated to supporting offshore oil and gas exploration and production.

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

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ---------------------------- ----------------------------
                                                              2002          2001           2002          2001
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Supply and Towing Supply...........................          7,964         7,742          7,975         7,370
   Anchor Handling Towing Supply......................         12,103        13,667         12,624        13,235
   Crew...............................................          3,224         3,323          3,259         3,221
   Standby Safety.....................................          5,726         5,351          5,568         5,273
   Utility and Line Handling..........................          1,744         1,925          1,748         1,841
   Mini-Supply........................................          2,749         3,178          2,743         3,012
   Geophysical, Freight and Other(3)..................              -         5,446              -         5,427
           Overall Fleet..............................          5,046         4,987          5,142         4,780

OVERALL UTILIZATION (%): (1)
   Supply and Towing Supply...........................           89.0          90.4           88.9          88.2
   Anchor Handling Towing Supply......................           79.1          83.3           83.1          81.5
   Crew...............................................           81.8          95.3           83.6          96.2
   Standby Safety.....................................           84.8          86.9           86.3          86.3
   Utility and Line Handling..........................           62.3          60.3           60.9          55.2
   Mini-Supply........................................           85.9          94.5           85.7          93.8
   Geophysical, Freight and Other(3)..................              -          50.0              -          57.0
           Overall Fleet..............................           79.1          83.2           79.9          81.4


------------------
(1) Rates per day worked is the ratio of total charter revenue to the total number of vessel days worked. Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, joint venture vessels, and managed/operated vessels and include vessels bareboat and time chartered-in by the Company.

(2) Revenues for certain of the Company's vessels are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

(3) In 2002, the Company directly owned two of the vessels in this class, neither of which operated in these periods.

The Company earns operating revenues primarily from the time or bareboat charter-out of vessels, which are owned or bareboat or time chartered-in. At June 30, 2002, the Company had 15 vessels bareboat chartered-out, including 6 vessels operated by the Company's joint ventures. From time to time, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of those managed vessels are not generally included in operating results, but the Company does recognize a management fee in operating revenues.

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                                  At June 30,
                                                        --------------------------------
                  Fleet Structure                            2002            2001
-----------------------------------------------------   --------------- ----------------
Domestic:
   Owned...........................................             129             174
   Bareboat and Time Chartered-In..................              26              18

Foreign:
   Owned...........................................              90              84
   Bareboat and Time Chartered-In..................               3               -
   Managed.........................................               7               7
   Joint Ventures and Pools........................              51              49
                                                        --------------- ----------------
        Total Fleet................................             306             332
                                                        =============== ================


At the beginning of 2002, 15 U.S. utility vessels were permanently removed from service and 13 of these vessels are still held for sale at June 30, 2002. These vessels range in length from 96 feet to 120 feet, are at least 20 years old and have not operated for over one year. All held for sale vessels have been excluded from utilization statistics and fleet counts since exiting service. The carrying value of held for sale vessels, totaling $1.1 million, is expected to be recovered upon disposition.

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

Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or six-month period or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the six-month periods ended June 30, 2002 and 2001, drydocking costs totaled $7.7 million and $6.6 million, respectively. During those same periods, the Company completed the drydocking of 41 and 58 marine vessels, respectively. At June 30, 2002, the Company had removed 25 U.S. based vessels from service requiring drydocking prior to re-entering operations.

A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 52% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the six-month period ended June 30, 2002.

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

Operating costs for environmental services primarily include salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

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

At June 30, 2002, the Company controlled 408 barges, including 163 directly owned, 11 owned by a 50% owned partnership and 234 managed for third parties. The Company has contracts or commitments to build 112 additional barges in the second half of 2002.

      INVESTMENT IN DRILLING SERVICES BUSINESS

As of June 30, 2002, the Company owned a 23.8% equity interest in Chiles Offshore Inc. ("Chiles"), a company that owns and operates four ultra-premium jackup drilling rigs. Chiles was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs.

Chiles earns its revenues primarily from drilling wells for oil and gas operators pursuant to drilling contracts. In the three and six-month periods ended June 30, 2002 and 2001, the Chiles rigs were utilized 100% of the time and their rate per day worked was $76,106 and $73,226 and $71,895 and $70,419, respectively. Rig operating expenses primarily include crew, insurance and repair and maintenance costs. Administrative expenses primarily include management, administration, marketing, finance and legal expenses.

On August 7, 2002, the stockholders of Chiles approved a merger with ENSCO International Incorporated ("ENSCO") and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders will receive $5.25 and
0.6575 shares of ENSCO's common stock for each share of Chiles' common stock they owned at the time of the merger. The Company will receive $25.4 million and 3,176,646 shares of ENSCO's common stock, valued at $73.4 million as of August 7, 2002. This will result in the Company's recognition of an after-tax gain of approximately $12.5 million, or $0.58 per fully diluted share.

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

RESULTS OF OPERATIONS

In the following table, the Company segregates the operating revenues and profits of its offshore marine service business and combines similar results for its environmental and inland river businesses in an "Other" reporting category as they do not meet accounting standards for separate disclosure. The "Other" reporting category additionally includes all non-offshore marine service business equity in earnings of 50% or less owned companies. Prior to 2002, the Company presented its environmental service business as a separate reportable business segment. Effective January 1, 2002, the environmental service business is no longer reported as a separate segment as it does not meet the criteria for reporting segregation pursuant to accounting standards.

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

                                                                      Offshore                              Total
                                                                       Marine             Other
                                                                   ----------------  ----------------  ----------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002:
    Revenue from External Customers.............................  $        90,681   $         6,989   $        97,670
   Intersegment Revenues........................................               67                 -                67
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................           90,748             6,989            97,737
                                                                   ----------------  ----------------
       Elimination of Intersegment Revenues.....................                                                  (67)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $        97,670
                                                                                                       ================
    Operating Profit............................................           11,545               512            12,057
    Gains from Equipment Sales or Retirements, net..............              938                 -               938
    Foreign Currency Transaction Gains, net.....................            6,411                 -             6,411
    Equity in Earnings (Losses) of 50% or Less Owned Companies..            2,247            (1,396)              851
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           21,141              (884)           20,257
                                                                   ----------------  ----------------
       Interest Income..........................................                                                2,102
       Interest Expense.........................................                                               (3,796)
       Derivative Income, net...................................                                                1,404
       Gains from Sale of Marketable Securities, net............                                                  487
       Corporate Expenses.......................................                                               (2,319)
       Equity in Earnings of 50% or Less Owned Companies........                                                 (851)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        17,284
                                                                                                       ================

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
    Revenue from External Customers.............................  $       102,870   $         9,558   $       112,428
   Intersegment Revenues........................................              294                 -               294
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................          103,164             9,558           112,722
                                                                   ----------------  ----------------
       Elimination of Intersegment Revenues.....................                                                 (294)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $       112,428
                                                                                                       ================
    Operating Profit............................................           27,299             1,354            28,653
    Gains (Losses) from Equipment Sales or Retirements, net.....            2,074              (157)            1,917
    Foreign Currency Transaction Losses, net....................             (150)                -              (150)
    Equity in Earnings (Losses) of 50% or Less Owned Companies..              975              (309)              666
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           30,198               888            31,086
                                                                   ----------------  ----------------
       Interest Income..........................................                                                3,413
       Interest Expense.........................................                                               (5,356)
       Derivative Income, net...................................                                                   62
       Gains from Sale of Marketable Securities, net............                                                1,272
       Corporate Expenses.......................................                                               (2,319)
       Equity in Earnings of 50% or Less Owned Companies........                                                 (666)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        27,492
                                                                                                       ================



                                                                      Offshore                              Total
                                                                       Marine             Other
                                                                   ----------------  ----------------  ----------------

FOR THE SIX MONTHS ENDED JUNE 30, 2002:
    Revenue from External Customers.............................  $       186,255   $        15,058   $       201,313
   Intersegment Revenues........................................              134                 -               134
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................          186,389            15,058           201,447
                                                                   ----------------  ----------------
       Elimination of Intersegment Revenues.....................                                                 (134)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $       201,313
                                                                                                       ================
    Operating Profit............................................           33,408             1,337            34,745
    Gains from Equipment Sales or Retirements, net..............            3,236                 1             3,237
    Foreign Currency Transaction Gains (Losses), net............            3,262               (11)            3,251
    Equity in Earnings (Losses) of 50% or Less Owned Companies..            3,535            (1,143)            2,392
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           43,441               184            43,625
                                                                   ----------------  ----------------
       Interest Income..........................................                                                3,969
       Interest Expense.........................................                                               (7,797)
       Derivative Income, net...................................                                                  632
       Losses from Sale of Marketable Securities, net...........                                                 (678)
       Corporate Expenses.......................................                                               (4,756)
       Equity in Earnings of 50% or Less Owned Companies........                                               (2,392)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        32,603
                                                                                                       ================

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
    Revenue from External Customers.............................  $       187,343   $        18,285   $       205,628
   Intersegment Revenues........................................              440                 -               440
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................          187,783            18,285           206,068
                                                                   ----------------  ----------------
       Elimination of Intersegment Revenues.....................                                                 (440)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $       205,628
                                                                                                       ================
    Operating Profit............................................           41,954             2,276            44,230
    Gains (Losses) from Equipment Sales or Retirements, net.....            4,002              (155)            3,847
    Foreign Currency Transaction Gains (Losses), net............             (659)                1              (658)
    Equity in Earnings of 50% or Less Owned Companies...........            3,218               473             3,691
    Gain from Sale of Interest in a 50% or Less Owned Company...              100                 -               100
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           48,615             2,595            51,210
                                                                   ----------------  ----------------
       Interest Income..........................................                                                7,887
       Interest Expense.........................................                                              (10,995)
       Derivative Losses, net...................................                                                  (35)
       Gains from Sale of Marketable Securities, net............                                                2,399
       Corporate Expenses.......................................                                               (4,702)
       Equity in Earnings of 50% or Less Owned Companies........                                               (3,691)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        42,073
                                                                                                       ================


      OFFSHORE MARINE SERVICES

OPERATING REVENUES. Operating revenues decreased $12.4 million, or 12%, and $1.4 million, or 1%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001 due primarily to vessel dispositions, lower utilization, higher mobilization activity and the change in certain vessels' charter arrangements. Operating revenues additionally declined between comparable three-month periods due to lower domestic rates per day worked. These declines were offset by an improvement in operating revenues resulting from vessel acquisitions.

The sale and charter-in termination of 13 supply and towing supply, 7 crew, 6 standby safety, 5 utility and 2 mini-supply vessels resulted in a decline in operating revenues of approximately $8.0 million and $15.3 million between comparable three and six-month periods, respectively.

Operating revenues declined approximately $7.7 million and $10.2 million between comparable three and six-month periods, respectively, due primarily to lower utilization of the Company's domestic fleet. The decline between comparable six-month periods was partially offset by an improvement in the utilization of the Company's vessels working internationally.

Lower domestic fleet utilization resulted primarily from a decline in U.S. Gulf of Mexico drilling activity that began during the second half of 2001 in response to falling natural gas prices and a weak economic outlook. The number of offshore mobile rigs working in the U.S. Gulf of Mexico at June 30, 2002 was 128 as compared with 176 on the same date in the prior year. As a result, at June 30, 2002, the Company had 32 vessels out of service due to weak market conditions in addition to 13 vessels held for sale. Although oil and natural gas prices have recently improved, there has been no particular strengthening in the demand for our vessels.

Operating revenues declined approximately $1.6 million and $2.9 million between comparable three and six-month periods, respectively, with the removal from service and relocation of certain offshore support vessels between operating regions and the change of certain vessels from time charter-out to bareboat charter-out arrangements.

Operating revenues also declined approximately $3.9 million between comparable three-month periods due primarily to a decrease in rates per day worked earned by the Company's domestic fleet. Worldwide fleet rates per day worked increased between comparable six-month periods and resulted in an approximate $0.7 million improvement in operating revenues. Rates improved primarily in the Company's domestic fleet of anchor handling towing supply and its supply and towing supply vessels working worldwide.

The 2001 Stirling Shipping Holdings Limited ("Stirling") and Gilbert Cheramie Boats, Inc. fleet acquisitions resulted in an approximate $5.1 million and $17.5 million increase in operating revenues between comparable three and six-month periods, respectively. Through these transactions, 38 anchor handling towing supply, supply, mini-supply and utility vessels entered operations for SEACOR. Additional vessel purchases, the delivery of newly constructed vessels and the charter-in of vessels also increased revenues by approximately $4.0 million and $8.5 million between comparable three and six-month periods, respectively. These additional 16 vessels included crew, mini-supply, towing supply and anchor handling towing supply. At June 30, 2002, 39 of the overall fleet additions operated from U.S. ports and the remainder worked internationally.

OPERATING PROFIT. Operating profit decreased $15.8 million, or 58%, and $8.5 million, or 20%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001 due primarily to those factors affecting operating revenues outlined above. Operating profit also declined in the comparable three and six-month periods due to higher operating expenses resulting primarily from (i) an increase in the third quarter of 2001 in crew wages paid to seamen working domestically in response to competition for qualified personnel, (ii) the sale and leaseback of several vessels and (iii) an increase in drydocking costs. Operating profit also declined in the comparable three-month periods due to higher costs associated with vessel repairs and maintenance.

GAINS FROM EQUIPMENT SALES OR RETIREMENTS, NET. Net gains from equipment sales or retirements decreased $1.1 million, or 55%, and $0.8 million, or 19%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001. During the six-month period ended June 30, 2002, a total of four utility, four towing supply, two crew, one standby safety, one supply and one anchor handling towing supply vessel were sold. Of these vessels sold, two towing supply and one supply were chartered-in pursuant to sale-leaseback transactions. The three and six-month periods ended June 30, 2002 included a charge of $1.3 million resulting from the write-down of the carrying value of certain offshore marine equipment associated with a previously cancelled construction contract. During the six-month period ended June 30, 2001, four crew, four utility, two towing supply and one standby safety vessel were sold.

FOREIGN CURRENCY TRANSACTION GAINS (LOSSES), NET. The Company recognized foreign currency transaction gains of $6.4 million and $3.3 million in the three and six-month periods ended June 30, 2002, respectively, as compared with foreign currency transaction losses of $0.2 million and $0.7 million in the three and six-month periods ended June 30, 2001, respectively. In late 2001 and early 2002, SEACOR provided significant advances to certain wholly owned U.K. subsidiaries, whose functional currency is Pounds Sterling. An increase in the value of the Pound Sterling relative to the U.S. dollar has resulted in the Company's recognition of a significant foreign currency transaction gain with respect to these advances during the three and six-month periods ended June 30, 2002. See "Item 3. Quantitative and Qualitative Disclosures About Market Risks" for additional discussion.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $1.3 million, or 130%, and $0.3 million, or 10%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001. The increase in earnings resulted primarily from higher profits earned by the Company's Mexican joint venture. In addition, results for the six-month period ended June 30, 2001 included $1.3 million generated from the sale of a vessel, and the six-month period ended June 30, 2002 did not include any vessel sales.

      OTHER BUSINESSES

OPERATING REVENUES. Operating revenues decreased $2.6 million, or 27%, and $3.2 million, or 18%, in the three and six-month periods ended June 30, 2002 compared to the three and six-month periods ended June 30, 2001 due primarily to a reduction in oil spill response and retainer revenues earned by the Company's environmental service business. The severity of oil spills managed by the Company declined between three and six-month comparable periods. Retainer revenues declined due to the loss of certain customers and contract renegotiations with certain other customers. These declines were partially offset by higher revenues earned by the Company's inland river business resulting primarily from an increase in the size of its barge fleet.

OPERATING PROFIT. Operating profit decreased $0.8 million, or 62%, and $0.9 million, or 41%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001 due primarily to those factors adversely affecting operating revenues outlined above. These declines were partially offset by lower expenses upon cessation of goodwill amortization effective January 1, 2002 in accordance with recently enacted accounting standards.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Results decreased $1.1 million, or 352%, and $1.6 million, or 342%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001. The decline in results between comparable three and six-month periods was due primarily to the Company's recognition of a charge for investment impairment of Strategic Software Limited, an entity in which the Company holds an equity interest and whose principal activity is to develop and sell software to the ship brokerage and shipping industry. Earnings also declined due to reduced profits of Chiles and the non-recurrence of a dry-bulk carrier ship sale and was partially offset by lower operating losses of Globe Wireless.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense decreased $0.2 million, or 13%, and increased $0.7 million, or 23%, in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001. Interest income declined due primarily to lower invested cash balances that resulted primarily from fleet acquisitions. Lower interest expense resulted primarily from the redemption of $135.3 million principal amount of the Company's 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") during 2001 and the repayment of certain outstanding indebtedness related primarily to the acquisition of offshore support vessels.

DERIVATIVE INCOME (LOSSES), NET. Net gains from derivative transactions increased $1.3 million and $0.7 million in the three and six-month periods ended June 30, 2002, respectively, compared to the three and six-month periods ended June 30, 2001 due primarily to the revaluation of interest rate swap agreements and foreign currency forward exchange contracts. These increases in derivative gains were partially offset by losses resulting from natural gas and crude oil swaps and U.S. treasury note and U.S. treasury bond option and futures contracts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risks" for additional discussion.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. The Company recognized a net gain of $0.5 million and a net loss of $0.7 million from the sale of marketable securities in the three and six-month periods ended June 30, 2002, respectively. Substantially all of the recognized gains and losses during 2002 resulted from the mark-to-market of short sales of equity securities. During the three and six-month periods ended June 30, 2001, the Company recognized a net gain of $1.3 million and $2.4 million, respectively, resulting primarily from the sale of equity securities.


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

      CASH AND MARKETABLE SECURITIES

Since December 31, 2001, the Company's cash and investments in marketable securities increased by $2.3 million. At June 30, 2002, cash and marketable securities totaled $260.3 million, including $173.8 million of unrestricted cash and cash equivalents, $23.3 million of marketable securities and $63.2 million of construction reserve funds. Construction reserve funds at June 30, 2002 are intended for use in defraying costs to construct U.S.-flag offshore marine vessels for the Company.

      CASH GENERATION AND DEPLOYMENT

OPERATING ACTIVITIES. Cash flow provided from operating activities during the six-month period ended June 30, 2002 totaled $37.9 million and increased 18.2% from the comparable period in 2001 due primarily to the favorable effect of changes in working capital. This increase was partially offset by the adverse effect of lower utilization of the Company's offshore support vessels.

INVESTING AND FINANCING ACTIVITIES. During the six-month period ended June 30, 2002, the Company generated $73.2 million from investing and financing activities. Thirteen offshore support vessels were sold for $53.8 million. Available-for-sale securities were sold for $11.0 million. Additional cash was generated primarily from the receipt of principal note payments and dividends from 50% or less owned companies.

During the six-month period ended June 30, 2002, the Company used $115.6 million in its investing and financing activities. Capital expenditures for property and equipment, primarily related to the acquisition of offshore support vessels and barges, totaled $60.0 million. Four crew and two anchor handling towing supply vessels and sixty-two barges were constructed for the Company during the first half of the year. The Company repaid $33.7 million of its outstanding indebtedness. Marketable securities were acquired for $11.6 million. Construction reserve fund balances rose by $7.9 million as deposits into joint depository construction reserve fund accounts exceeded reimbursements to the Company.

      CAPITAL EXPENDITURES

As of June 30, 2002, the Company was committed to the construction of 6 crew, 3 supply vessel and 1 towing supply vessel for an approximate aggregate cost of $83.4 million of which $17.5 million has been expended. The vessels are expected to enter service within the next two years. At June 30, 2002, the Company was also committed to the construction of 112 barges at an approximate aggregate cost of $28.0 million. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered at various dates during 2002.

           CREDIT FACILITY AND NOTES

REVOLVING CREDIT FACILITY. As of August 7, 2002, the Company had $169.8 million available for borrowing under its $200.0 million revolving credit facility maturing in February 2007. Availability under the facility increased by $21.8 million following year-end upon cancellation of a letter of credit that served as security for note obligations the Company issued in connection with the acquisition of Stirling in 2001. The Company presently has an outstanding letter of credit, in the amount of $0.2 million.

PROMISSORY NOTES DUE PRIOR STIRLING SHAREHOLDERS. During the second quarter of 2002, the Company repaid (pound)14.7 million, or $21.4 million, in one year loan notes, plus accrued interest. The notes were issued in connection with the acquisition of Stirling in 2001.

5 3/8% NOTES. On July 31, 2002, SEACOR redeemed $10.0 million of the $46.3 million aggregate principal amount outstanding of its 5 3/8% Notes. The redemption price was $1,023.90 per $1,000 principal amount of the notes.

      CHILES MERGER

On August 7, 2002, the stockholders of Chiles approved a merger with ENSCO and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders will receive $5.25 and 0.6575 shares of ENSCO's common stock for each share of Chiles' common stock they owned at the time of the merger. The Company will receive $25.4 million and 3,176,646 shares of ENSCO's common stock, valued at $73.4 million as of August 7, 2002.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is an aggregation of the Company's contractual obligations and commercial commitments as of June 30, 2002, in thousands of dollars.

                                                                Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
------------------------------------    ----------  ----------   -----------   ----------   ----------
Long-term Debt(1)..................  $    259,203 $        255 $     34,925  $     76,359 $    147,664
Operating Leases...................        82,356       22,757       42,151         7,280       10,168
Construction Commitments...........        93,881       89,444        4,437             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash
Obligations........................  $    435,440 $    112,456 $     81,513  $     83,639 $    157,832
                                        ==========   ==========   ===========   ==========   ==========


                                                      Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                          Total      Less than                                Over 5
   Other Commercial Commitments         Committed     1 Year      1-3 Years     4-5 Years      Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
TMM Joint Venture Guarantee(2).....  $      1,974 $      1,974 $          -  $          - $          -
Pelican Joint Venture Guarantee(3).         1,500            -            -         1,500            -
Letter of Credit ..................           175          175            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Commercial Commitments....  $      3,649 $      2,149 $          -  $      1,500 $          -
                                        ==========   ==========   ===========   ==========   ==========


--------------------
(1) In July 2002, SEACOR redeemed $10.0 million of the $46.3 million aggregate principal amount outstanding of its 5 3/8% Notes.

(2) Guarantee for non-payment of obligations owing under a charter arrangement by the Company's TMM Joint Venture that is expected to terminate during 2002.

(3) Guarantee of amounts owed by the Pelican Joint Venture under its banking facilities.


      RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed the impairment test as of January 1, 2002 and have determined there is no goodwill impairment. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. For the three and six-month periods ended June 30, 2001, goodwill amortization totaled $0.9 million and $1.4 million, respectively, and adjusted for goodwill amortization, net income would have been $18.9 million, or $0.91 per fully diluted share, and $31.3 million, or $1.55 per fully diluted share, respectively.

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

In May 2002, the FASB also issued SFAS No. 145 - "Recission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gains or losses on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The Company does not expect this statement to have a material impact on its financials statements when it becomes effective.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company may enter into forward exchange contracts. The forward exchange contracts would enable the Company to sell pounds sterling in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At June 30, 2002, there were no outstanding forward exchange contracts for which hedge accounting criteria were met.

SEACOR has loaned funds to certain of its wholly owned subsidiaries that are Pound Sterling functional currency investees. At June 30, 2002, the outstanding balance of these intercompany loans totaled $98.4 million, or (pound)64.2 million. Repayment of these advances is expected in the foreseeable future. Until repaid, accounting standards require that changes in the exchange rate from the transaction date until the settlement date with respect to these intercompany advances be included in the determination of net income. A 1% weakening in the exchange rate of the Pound Sterling against the U.S. dollar would result in the Company's recognition of a $1.0 million foreign currency transaction loss with respect to these advances.

The Company from time to time enters into forward exchange contracts or futures contracts that are considered speculative with respect to Pounds Sterling, Euros and Norwegian Kroners. The Pound Sterling and Euro contracts enable the Company to buy Pounds Sterling and Euros in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange of its business conducted in the United Kingdom and Europe. The Norwegian Kroner contracts enable the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign currency exchange rates if it decides to conduct business in Norway. At June 30, 2002, there were no outstanding forward exchange contracts and the fair value of the futures contracts was immaterial.

Natural gas and crude oil swaps, options, and futures contracts are employed by the Company to provide it value should the price of natural gas and crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. U.S. treasury notes, U.S. treasury bonds options and futures contracts and rate-lock agreements on U.S. treasury notes provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. At June 30, 2002, the Company's unrealized gain with respect to its positions in commodity contracts totaled $0.1 million and was reported in the Condensed Consolidated Balance Sheets as "Trade and other receivables." Also at June 30, 2002, the Company's unrealized loss with respect to its positions in U.S. treasury obligations totaled $0.5 million and was reported in the Condensed Consolidated Balance Sheets as "Other current liabilities."

The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. For a portion of the Company's fixed debt instruments, the 5 3/8% Notes, the fair value is driven by the conversion feature rather than interest rates. As of June 30, 2002, $46.3 million aggregate principal amount of the 5 3/8% Notes was outstanding. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had only $30.0 million outstanding at June 30, 2002. While available for liquidity requirements, the Company has not historically utilized significant portions of the facility for any extended periods of time and thus has not been significantly impacted by fluctuations in interest rates.

In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to notional amounts equal to a portion of its 7.2% Senior Notes Due 2009 (the "7.2% Notes"). Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. At June 30, 2002, $41.0 million notional principal amount of the 7.2% Notes were covered by such swap agreements.

Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreement totaled $41.7 million. At June 30, 2002, the unrealized gain which resulted from the fair value of the notional amounts exceeding the agreed upon price set forth in the swap agreements totaled $0.8 million. The swap agreements terminate during the fourth quarter of 2002 and the second quarter of 2003 unless extended by mutual consent.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR SMIT Inc. was held on May 15, 2002. At that meeting the following directors were elected to terms to expire at the annual meeting in 2003 or until their successors are duly elected and qualified:
Charles Fabrikant, Oivind Lorentzen III, Michael E. Gellert, Stephen Stamas, Richard M. Fairbanks III, Pierre de Demandolx, James A. F. Cowderoy, Andrew R. Morse and John C. Hadjipateras.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for director at the annual meeting of stockholders held on May 15, 2002.

                                                                                                          Broker
   Description of Matter                  For             Against      Withheld      Abstentions        Non-Votes
   ---------------------                  ---             -------      --------      -----------        ---------
   Charles Fabrikant                  16,336,333            N/A       1,447,931           N/A             N/A
   James A. F. Cowderoy               17,639,171            N/A         145,093           N/A             N/A
   Michael E. Gellert                 17,671,187            N/A         113,077           N/A             N/A
   Stephen Stamas                     17,671,241            N/A         113,023           N/A             N/A
   Richard M. Fairbanks III           17,671,137            N/A         113,127           N/A             N/A
   Pierre de Demandolx                17,676,437            N/A         107,827           N/A             N/A
   Oivind Lorentzen III               17,676,287            N/A         107,977           N/A             N/A
   Andrew R. Morse                    17,676,841            N/A         107,423           N/A             N/A
   John C. Hadjipateras               17,676,737            N/A         107,527           N/A             N/A



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits:

               99.1      Certification of Chief Executive Officer

               99.2      Certification of Chief Financial Officer


       B. Reports on Form 8-K:

               (i) Current Report on Form 8-K dated May 14, 2002, reporting, under Item 5, the execution by Chiles Offshore Inc. of a Merger Agreement with ENSCO International Incorporated, and the execution of a Voting Agreement by the Company in connection with such transaction.

               (ii) Current Report on Form 8-K dated June 25, 2002, reporting, under Item 4, the Company's engagement of Ernst & Young LLP as its new independent auditor for 2002.

               (iii) Current Report on Form 8-K dated July 1, 2002, reporting, under Item 5, that the Company had called for redemption $10,000,000 of the $46,319,000 in aggregate principal amount outstanding of its 5 3/8% Convertible Subordinated Notes due 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEACOR SMIT Inc.
                                      (Registrant)

DATE: AUGUST 14, 2002                 By: /s/ Charles Fabrikant
                                         --------------------------------------
                                      Charles Fabrikant, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


DATE: AUGUST 14, 2002                 By: /s/ Randall Blank
                                         --------------------------------------
                                      Randall Blank, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


     Exhibit No.                        Description
     -----------                        -----------

        99.1             Certification of Chief Executive Officer

        99.2             Certification of Chief Financial Officer