Form 10-Q
period 2002-09-30
SEACOR SMIT INC
filed 2002-11-15
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2002   or
                                     ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from
                                     ------------------   to   -----------------

Commission file number                1-12289
                                      ------------------------------------------


                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                      13-3542736
-----------------------------------------------    -----------------------------
       (State or Other Jurisdiction of                      (IRS Employer
       Incorporation or Organization)                      Identification No.)


  11200 Richmond, Suite 400, Houston, Texas                  77082
-----------------------------------------------    -----------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of November 7, 2002 was 19,940,017. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                            Page No.
                                                                                                                            --------
Part I.    Financial Information

           Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets as of
                               September 30, 2002 and December 31, 2001...........................................................1

                          Condensed Consolidated Statements of Operations for each of the
                               Three and Nine Months Ended September 30, 2002 and 2001............................................2

                          Condensed Consolidated Statements of Cash Flows
                               for each of the Nine Months Ended September 30, 2002 and 2001......................................3

                          Notes to the Condensed Consolidated Financial Statements................................................4

           Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..........................................................11

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................................21

Part II.   Other Information

           Item 4.   Controls and Procedures.....................................................................................24

           Item 6.   Exhibits and Reports on Form 8-K............................................................................24



PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                      September 30,           December 31,
                                                                                           2002                   2001
                                                                                    -------------------    -------------------
                                             ASSETS
Current Assets:
   Cash and cash equivalents.................................................... $         388,233      $        180,394
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,474 and $1,635, respectively......................           102,253                104,436
   Prepaid expenses and other...................................................             8,461                  6,631
                                                                                    -------------------    -------------------
      Total current assets......................................................           498,947                291,461
                                                                                    -------------------    -------------------
Investments, at Equity, and Receivables from 50% or Less Owned Companies........            69,569                153,827
Available-for-Sale Securities...................................................            61,121                 22,371
Property and Equipment..........................................................           965,581                971,621
   Less - Accumulated depreciation..............................................          (253,198)              (236,864)
                                                                                    -------------------    -------------------
      Net property and equipment................................................           712,383                734,757
                                                                                    -------------------    -------------------
Construction Reserve Funds......................................................            87,596                 55,290
Goodwill........................................................................            28,341                 28,232
Other Assets....................................................................             9,439                 12,200
                                                                                    -------------------    -------------------
                                                                                 $       1,467,396      $       1,298,138
                                                                                    ===================    ===================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt............................................ $             356      $          33,724
   Accounts payable and accrued expenses........................................            26,298                 29,070
   Other current liabilities....................................................            36,242                 50,915
                                                                                    -------------------    -------------------
      Total current liabilities.................................................            62,896                113,709
                                                                                    -------------------    -------------------
Long-term Debt..................................................................           401,347                256,675
Deferred Income Taxes...........................................................           164,646                148,430
Deferred Gains and Other Liabilities............................................            32,642                 24,070
Minority Interest in Subsidiaries...............................................             1,638                  1,556
Common Stock Sold with Equity Forward Transaction...............................                 -                 10,000
Stockholders' Equity:
   Common stock, $.01 par value, 24,110,935 and 24,027,003 shares issued at
      September 30, 2002 and December 31, 2001, respectively....................               241                    238
   Additional paid-in capital...................................................           397,777                384,857
   Retained earnings............................................................           517,792                472,843
   Less 4,070,949 and 3,943,333 shares held in treasury at September 30, 2002 and December 31,
      2001, respectively, at cost...............................................          (114,667)              (109,638)
   Less unamortized restricted stock compensation...............................            (2,747)                (1,985)
   Accumulated other comprehensive income (loss) -
       Cumulative translation adjustments.......................................             3,904                 (2,474)
       Unrealized gains (losses) on available-for-sale securities...............             1,927                   (143)
                                                                                    -------------------    -------------------
      Total stockholders' equity................................................           804,227                743,698
                                                                                    -------------------    -------------------
                                                                                 $       1,467,396      $       1,298,138
                                                                                    ===================    ===================

   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                    ------------------------------    ------------------------------
                                                                        2002             2001             2002             2001
                                                                    -------------    -------------    -------------    -------------
Operating Revenues.................................................$    102,137   $      119,358   $      303,450   $      324,986
                                                                    -------------    -------------    -------------    -------------

Costs and Expenses:
   Operating expenses..............................................      64,297           60,512          182,586          176,203
   Administrative and general......................................      13,434           13,140           38,597           36,794
   Depreciation and amortization...................................      14,381           15,511           42,253           42,266
                                                                    -------------    -------------    -------------    -------------
                                                                         92,112           89,163          263,436          255,263
                                                                    -------------    -------------    -------------    -------------
Operating Income...................................................      10,025           30,195           40,014           69,723
                                                                    -------------    -------------    -------------    -------------

Other Income (Expense):
   Interest on debt................................................      (3,503)          (5,798)         (11,300)         (16,793)
   Interest income.................................................       2,043            3,023            6,012           10,910
   Income from equipment sales and retirements, net................       2,321            4,145            5,558            7,992
   Gain from Chiles Merger.........................................      19,719                -           19,719                -
   Derivative income (loss), net...................................      (3,251)           1,997           (2,619)           1,962
   Foreign currency transaction gains (losses), net................       2,203              121            5,454             (537)
   Other, net......................................................       3,381              708            2,703            3,207
                                                                    -------------    -------------    -------------    -------------
                                                                         22,913            4,196           25,527            6,741
                                                                    -------------    -------------    -------------    -------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   of 50% or Less Owned Companies and Extraordinary Item...........      32,938           34,391           65,541           76,464
Income Tax Expense.................................................      11,187           12,141           22,586           26,886
                                                                    -------------    -------------    -------------    -------------
Income Before Minority Interest, Equity in Earnings of 50% or
   Less Owned Companies and Extraordinary Item.....................      21,751           22,250           42,955           49,578
Minority Interest in Income of Subsidiaries........................          (6)             (92)            (194)            (256)
Equity in Earnings of 50% or Less Owned Companies..................       1,070              348            3,708            3,596
                                                                    -------------    -------------    -------------    -------------
Income Before Extraordinary Item...................................      22,815           22,506           46,469           52,918
Extraordinary Item - Loss on Debt Extinguishment, net of tax.......      (1,520)               -           (1,520)            (896)
                                                                    -------------    -------------    -------------    -------------
Net Income.........................................................$     21,295   $       22,506   $       44,949   $       52,022
                                                                    =============    =============    =============    =============

Basic Earnings Per Common Share:
   Income before extraordinary item................................$       1.14   $         1.13   $         2.32   $         2.74
   Extraordinary item...............................................      (0.08)               -            (0.08)           (0.05)
                                                                    -------------    -------------    -------------    -------------
     Net income....................................................$       1.06   $         1.13   $         2.24   $         2.69
                                                                    =============    =============    =============    =============

Diluted Earnings Per Common Share:
   Income before extraordinary item................................$       1.09   $         0.97   $         2.23   $         2.47
   Extraordinary item...............................................      (0.07)               -            (0.07)           (0.04)
                                                                    -------------    -------------    -------------    -------------
     Net income....................................................$       1.02   $         0.97   $         2.16   $         2.43
                                                                    =============    =============    =============    =============

Weighted Average Common Shares:
   Basic...........................................................  20,051,743       19,990,119       20,056,435       19,319,905
   Diluted.........................................................  21,186,390       21,289,672       21,325,804       21,363,299


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                          2002                        2001
                                                                   --------------------        -------------------

Net Cash Provided by Operating Activities.........................$             52,144      $              75,762
                                                                   --------------------        -------------------
Cash Flows from Investing Activities:
   Purchase of property and equipment.............................            (88,565)                    (83,052)
   Proceeds from equipment sales..................................            102,019                      20,637
   Purchase of available-for-sale securities......................            (26,028)                    (64,114)
   Proceeds from sale of available-for-sale securities............             60,871                      94,127
   Proceeds from sale of investment in 50% or less owned companies                  -                       3,076
   Investments in and advances to 50% or less owned companies.....                (22)                     (5,124)
   Principal payments on notes due from 50% or less owned companie             12,812                       2,987
   Dividends received from 50% or less owned companies............              1,290                       1,417
   Net increase in construction reserve funds.....................            (32,306)                    (13,949)
   Cash settlements from derivative transactions..................             (5,655)                      1,278
   Acquisitions, net of cash acquired.............................               (109)                    (99,236)
   Chiles Merger..................................................             25,365                           -
   Other, net.....................................................                831                        (150)
                                                                   --------------------        -------------------
      Net cash provided by (used in) investing activities.........             50,503                    (142,103)
                                                                   --------------------        -------------------

Cash Flows from Financing Activities:
   Payments of long-term debt.....................................            (87,769)                    (64,604)
   Payments of capital lease obligations..........................                  -                      (1,316)
   Payments of stockholder loans..................................                  -                        (278)
   Proceeds from issuance of long-term debt.......................                231                      31,171
   Net proceeds from sale of 5 7/8% Notes.........................            196,836                           -
   Proceeds from issuance of common stock.........................                  -                      10,000
   Proceeds from exercise of stock options........................                349                         118
   Proceeds from Employee Stock Purchase Plan.....................                693                           -
   Common stock acquired for treasury.............................             (5,602)                          -
   Other..........................................................                  -                           1
                                                                   --------------------        -------------------
      Net cash provided by (used in) financing activities.........            104,738                     (24,908)
                                                                   --------------------        -------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents......                454                      (2,219)
                                                                   --------------------        -------------------

Net Increase (Decrease) in Cash and Cash Equivalents..............            207,839                     (93,468)
Cash and Cash Equivalents, Beginning of Period....................            180,394                     224,219
                                                                   --------------------        -------------------
Cash and Cash Equivalents, End of Period.......................... $          388,233       $             130,751
                                                                   ====================        ===================


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION --

The condensed consolidated financial information for the three and nine-month periods ended September 30, 2002 and 2001 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2002 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.         RECENT ACCOUNTING PRONOUNCEMENTS --

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed the impairment test as of January 1, 2002 and have determined there is no goodwill impairment. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. For the three and nine-month periods ended September 30, 2001, goodwill amortization totaled $898,000 and $2,336,000, respectively. The following table presents the Company's comparative operating results, in thousands (except share data), for the periods indicated reflecting the exclusion of goodwill amortization expense in 2001.

                                                 For the Three Months Ended                For the Nine Months Ended
                                                        September 30,                            September 30,
                                                     2002              2001                  2002              2001
                                                  ------------      ------------         -------------     -------------
Income before extraordinary item:
  As reported..................................$       22,815    $       22,506       $        46,469   $        52,918
  Goodwill amortization, net of tax............             -               584                     -             1,518
                                                  ------------      ------------         -------------     -------------
  As adjusted.................................$        22,815    $       23,090       $        46,469   $        54,436
                                                  ============      ============         =============     =============

Net income:
  As reported.................................$        21,295    $       22,506       $        44,949   $        52,022
  Goodwill amortization, net of tax...........              -               584                     -             1,518
                                                  ------------      ------------         -------------     -------------
  As adjusted.................................$        21,295    $       23,090       $        44,949   $        53,540
                                                  ============      ============         =============     =============

Basic earnings per share:
  Net income as reported......................$          1.06    $         1.13       $          2.24   $          2.69
  Goodwill amortization, net of tax...........              -              0.03                     -              0.08
                                                  ------------      ------------         -------------     -------------
  As adjusted.................................$          1.06    $         1.16       $          2.24   $          2.77
                                                  ============      ============         =============     =============

Diluted earnings per share:
  Net income as reported......................$          1.02    $         0.97       $          2.16   $          2.43
  Goodwill amortization, net of tax...........              -              0.03                     -              0.07
                                                  ------------      ------------         -------------     -------------
  As adjusted.................................$          1.02    $         1.00       $          2.16   $          2.50
                                                  ============      ============         =============     =============

Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The adoption of this statement did not have a material effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The nature of the Company's business and long-lived assets is such that the Company does not expect adoption of this standard to have a material effect on the Company's financial statements.

In May 2002, the FASB issued SFAS 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gains or losses on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The Company does not expect adoption of this statement when it becomes effective to have a material effect on its financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that costs associated with terminating employees or contracts or closing or relocating facilities are to be recognized at fair value at the time the liability is incurred. The Company does not expect adoption of this statement when it becomes effective for disposal activities initiated after December 31, 2002 to have a material effect on its financial statements.

3.         LONG-TERM DEBT --

In the first six months of 2002, the Company repaid $12,132,000, the outstanding balance of secured debt assumed in connection with the purchase of two offshore marine vessels, and (pound)14,669,000, or $21,368,000, in one year loan notes issued in the prior year in connection with the acquisition of an offshore marine company operating principally in the United Kingdom.

In the third quarter of 2002, SEACOR redeemed and/or purchased $11,000,000 principal amount of its 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") for $11,251,000 and retired $13,000,000 principal amount of its 7.2% Senior Notes Due 2009 (the "7.2% Notes") for $14,395,940. During the third quarter of 2002, the Company repaid the outstanding balance, totaling $30,000,000, of its revolving credit facility maturing in February 2007. These transactions resulted in the Company's recognition of an after-tax extraordinary loss of $1,520,000 that included the write-off of related unamortized deferred debt issue costs.

Also in the third quarter of 2002, SEACOR completed the sale of $200,000,000 aggregate principal amount of its 5 7/8% Senior Notes Due October 1, 2012 (the "5 7/8% Notes"). The 5 7/8% Notes were issued at a price of 98.839% of principal amount. Interest on the 5 7/8% Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 2003. The 5 7/8% Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium. The 5 7/8% Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. The Company incurred $842,000 of net underwriting fees.

4.         COMMON STOCK SOLD WITH EQUITY FORWARD TRANSACTION --

Pursuant to an amended and restated standby purchase agreement between Credit Suisse First Boston Corporation ("CSFB") and SEACOR, CSFB was obligated, subject to several conditions, to purchase from SEACOR from time to time, at a purchase price of $46.26 per share, the number of shares of SEACOR's common stock necessary to provide SEACOR with the proceeds to pay the aggregate total redemption price of up to $100,000,000 face amount of its 5 3/8% Notes that SEACOR redeemed. During 2001, CSFB purchased 216,170 shares of SEACOR's common stock under this arrangement to provide SEACOR with proceeds to redeem $10,000,000 principal amount of its 5 3/8% Notes that were called for redemption but not converted into SEACOR's common stock prior to the redemption date.

SEACOR entered into an equity forward transaction with Credit Suisse First Boston International ("CSFBI"), an affiliate of CSFB, with respect to the shares of SEACOR common stock that CSFB purchased from SEACOR under the previously described standby purchase agreement. At December 31, 2001, the $10,000,000 paid by CSFB for the purchase of 216,170 shares of SEACOR's common stock was reported in the Condensed Consolidated Balance Sheets under "Common Stock Sold with Equity Forward Transaction." During the first quarter of 2002, SEACOR paid CSFBI $164,000 to settle the equity forward transaction and the $10,000,000 previously reported as common stock sold with equity forward transaction was permanently reclassified to the Company's common stock and additional paid-in capital accounts.

5.         COMPREHENSIVE INCOME --

For the three-month periods ended September 30, 2002 and 2001, total comprehensive income was $24,750,000 and $26,896,000, respectively. For the nine-month periods ended September 30, 2002 and 2001, total comprehensive income was $53,397,000 and $52,998,000, respectively. Other comprehensive income in 2002 and 2001 consisted primarily of gains from foreign currency translation adjustments and unrealized holding gains on available-for-sale securities.

6.         EARNINGS PER SHARE --

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per share excludes certain options and share awards, totaling 168,100 and 69,300, respectively, for the three and nine-month periods ended September 30, 2002 and 57,500 and 30,000, respectively, for the three and nine-month periods ended September 30, 2001 as the effect of their inclusion in the computation would have been antidilutive.


                                                          For the Three Months Ended              For the Nine Months Ended
                                                                September 30,                           September 30,
                                                     -------------------------------------- ---------------------------------------
                                                       Income          Shares        Per       Income          Shares        Per
                                                                                    Share                                   Share
                                                     ------------- --------------- -------- -------------- --------------- --------
2002
----
   BASIC EARNINGS PER SHARE:
      Income Before Extraordinary Item..........  $    22,815,000     20,051,743 $    1.14 $  46,469,000     20,056,435  $   2.32
                                                                                   =======                                 ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and Restricted Stock..............                -        237,081                       -        268,934
      Convertible Securities....................          290,000        897,566               1,155,000      1,000,435
                                                     ------------- --------------           -------------- --------------
   DILUTED EARNINGS PER SHARE:
      Income Available to Common Stockholders
         Plus Assumed Conversions...............  $    23,105,000     21,186,390 $    1.09 $  47,624,000     21,325,804  $   2.23
                                                     ============= ==============  =======  ============== ==============  ========
2001

   BASIC EARNINGS PER SHARE:
      Income Before Extraordinary Item..........  $    22,506,000     19,990,199 $    1.13 $  52,918,000     19,319,905  $   2.74
                                                                                   =======                                 ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and Restricted Stock..............                -        246,746                       -        269,919
      Convertible Securities....................          431,000      1,052,727               2,164,000      1,773,475
      Common Stock Sold with Equity Forward
           Transaction (See Note 4).............       (2,283,000)             -              (2,283,000)             -
                                                     ------------- --------------           -------------- --------------
   DILUTED EARNINGS PER SHARE:
      Income Available to Common Stockholders
         Plus Assumed Conversions...............  $    20,654,000     21,289,672 $    0.97 $  52,799,000     21,363,299  $   2.47
                                                     ============= ==============  =======  ============== ==============  ========

7.         EQUIPMENT SALES --

In the nine-month period ended September 30, 2002, the Company sold 25 offshore marine vessels and other equipment that resulted in the recognition of net pre-tax income totaling $8,036,000. This income was offset by a $2,478,000 loss resulting from the write-down in the carrying value of certain offshore marine equipment associated with a previously cancelled construction contract. Twelve of the vessels sold during 2002 were chartered-in by the Company pursuant to sale-leaseback transactions. The Company continues to deposit proceeds from the sale of certain vessels into joint depository construction reserve fund bank accounts with the Maritime Administration for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sales. Joint depository construction reserve fund bank accounts are reported in the Condensed Consolidated Balance Sheets under "Construction Reserve Funds."

8.         CHILES MERGER --

On August 7, 2002, the stockholders of Chiles Offshore Inc.
("Chiles") approved a merger with ENSCO International Incorporated ("ENSCO") and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders received $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock they owned at the time of the merger. Upon completion of this merger, the Company received $25,364,855 and 3,176,646 shares of ENSCO's common stock, valued at $73,444,000, and recognized an after-tax gain of $12,817,000, or $0.60 per fully diluted share.

Prior to the merger, the Company accounted for its equity holdings in Chiles as an investment in a 50% or less owned company. Following the merger, the Company began accounting for the shares it owns of ENSCO as available-for-sale securities and now records changes in their market value each period as adjustments to other comprehensive income.

In September 2002, the Company sold 1,916,300 shares of the ENSCO stock it received in the merger and recognized a gain of $1,293,000 that is reported in the Condensed Consolidated Statements of Operations under "Other, net." The Company has also entered into various costless collar transactions with respect to a portion of the remaining shares it owns of ENSCO. See "Footnote 9 -- Derivative Transactions" for discussion.

9.         DERIVATIVE TRANSACTIONS --

From time to time, the Company enters into short positions on U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes in order to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, could lead to higher interest costs for the Company. In the three and nine-month periods ended September 30, 2002, the Company recognized net losses of $7,541,000 and $8,320,000 with respect to these transactions and the losses were reported in the Condensed Consolidated Statements of Operations under "Derivative income (loss), net." At September 30, 2002, the unrealized losses with respect to positions in U.S. treasury obligations totaled $9,000 and were reported in the Condensed Consolidated Balance Sheet under "Other current liabilities."

Natural gas and crude oil swaps, options and futures contracts are generally employed by the Company to provide value should the price of natural gas or crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. In the three and nine-month periods ended September 30, 2002, the Company recognized net gains of $56,000 and net losses of $164,000, respectively, with respect to these contracts. The gains and losses were reported in the Condensed Consolidated Statements of Operations under "Derivative income (loss), net." At September 30, 2002, the unrealized losses with respect to outstanding natural gas and crude oil swaps, options and futures contracts totaled $259,000 and were reported in the Condensed Consolidated Balance Sheet under "Other current liabilities."

In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to $41,000,000 of its 7.2% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreements totaled $41,700,000. During the fourth quarter of 2002, the swap agreements were extended for an additional twelve months and will now terminate during the fourth quarter of 2003 and the second quarter of 2004 unless they are extended further by mutual consent. In the three and nine-month periods ended September 30, 2002, the Company recorded gains of $2,647,000 and $3,869,000, respectively, with respect to these swap agreements and the gains were reported in the Condensed Consolidated Statements of Operations under "Derivative income
(loss), net." At September 30, 2002, the unrealized gains that resulted from the fair value of the notional amounts exceeding the agreed upon price set forth in the swap agreements totaled $3,475,000 and were reported in the Condensed Consolidated Balance Sheet under "Trade and other receivables."

In order to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO, the Company entered into various transactions (commonly known as "costless collars") with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these third quarter transactions is that the Company will be guaranteed a minimum value of approximately $24.35 and up to a maximum value of approximately $29.80 per share of ENSCO, at maturity. The costless collars will expire during the second quarter 2003. If the share value of ENSCO's common stock is in excess of approximately $29.80 at maturity, then the Company will have a choice of either
(a) selling the shares to the counterparty for $29.80 or (b) paying the counterparty the difference between the market value and $29.80, in cash, and continue to own the shares. If, on the other hand, the share value of ENSCO's common stock is less than approximately $24.35 at maturity, then the Company will have a choice of either (a) selling the shares to the counterparty for $24.35 or (b) receiving the difference between the market value and $24.35, in cash, and continue to own the shares. If the share value of ENSCO's common stock is between $24.35 and $29.80 at maturity, then neither party will have a payment obligation and the Company will continue to own the shares. The Company establishes the fair value of the costless collar at the end of each reporting period and the change in value is recorded in the books of the Company under "Derivative income (loss), net." At September 30, 2002, the unrealized gains, totaling $1,468,000, with respect to the costless collars were reported in the Condensed Consolidated Statement of Operations under "Derivative income (loss), net" and the Condensed Consolidated Balance Sheet under "Trade and other receivables." The market value of ENSCO's common stock at September 30, 2002 was $25.04 per share.

During the three and nine-month periods ended September 30, 2002, the Company recognized net gains of $118,000 and $528,000, respectively, with respect to its forward exchange and futures contracts that are considered speculative with respect to Pounds Sterling, Euros, Norwegian Kroners and Singapore Dollars. These gains were reported in the Condensed Consolidated Statements of Operations under "Derivative income (loss), net." The Pound Sterling, Euro and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros and Singapore Dollars in the future at fixed exchange rates, which could offset consequences of certain changes in foreign currency exchange rates on business conducted in such currencies in the United Kingdom, the Netherlands, France and Singapore. The Norwegian Kroner contracts enable the Company to buy Norwegian Kroners in the future at fixed exchange rates, which could offset consequences of certain changes in foreign currency exchange rates if it conducts business in Norway. At September 30, 2002, the unrealized losses with respect to the Company's outstanding forward exchange and futures contracts totaled $70,000 and were reported in the Condensed Consolidated Balance Sheet under "Other current liabilities."


10.        FOREIGN CURRENCY --

Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency and changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. SEACOR has also advanced funds to wholly owned subsidiaries whose functional currencies are not U.S. dollars and, as settlement of the advances are expected in the foreseeable future, changes in the currency exchange rates from the transaction date until the settlement date with respect to such advances are also included in the determination of net income in the period in which the currency exchange rates change.

In the three and nine-month periods ended September 30, 2002, the Company recognized net gains from foreign currency transactions of $2,203,000 and $5,454,000, respectively. In the three and nine-month periods ended September 30, 2001, the Company recognized net gains of $121,000 and net losses of $537,000, respectively, from foreign currency transactions. In both years, these gains and losses are reported in the Condensed Consolidated Statements of Operations under "Foreign currency transaction gains (losses), net." Gains in 2002 resulted primarily from the revaluation of obligations due SEACOR by certain wholly owned U.K. subsidiaries, whose functional currency is Pounds Sterling, during periods when the Pound Sterling currency strengthened against the U.S. dollar.

11.      COMMITMENTS AND CONTINGENCIES --

As of September 30, 2002, the Company was committed to the construction of offshore support vessels and inland river hopper barges ("barges") for an approximate aggregate cost of $99,534,000 of which $18,990,000 has been expended. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered during the fourth quarter of 2002 and the vessels are expected to enter service within the next year.

Following quarter-end, the Company committed to acquire and/or construct additional offshore support vessels and barges for an approximate aggregate cost of $18,800,000. The Company expects the vessels and barges to be delivered within the next six months.

12.      SEGMENT INFORMATION --

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

                                                               Offshore
(in thousands of dollars)                                       Marine       Other       Total
                                                              -----------  ----------- -----------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
   Revenues from external customers.............................$92,894   $    9,243  $  102,137
   Intersegment revenues........................................     66             -         66
                                                              -----------  ----------- -----------
    Segment operating revenues.................................. 92,960        9,243     102,203
                                                              -----------  -----------
    Elimination of intersegment revenues........................                             (66)
                                                                                       -----------
      Consolidated operating revenues...........................                     $   102,137
                                                                                       ===========
   Operating profit............................................. 11,647        1,425      13,072
   Income from equipment sales or retirements, net..............  2,318            3       2,321
   Foreign currency transaction gains, net......................  2,203            -       2,203
   Other, net...................................................    (23)          27           4
   Equity in earnings (losses) of 50% or less owned               2,076       (1,288)        788
companies.......................................................
                                                              -----------  ----------- -----------
    Segment profit.............................................. 18,221          167      18,388
                                                              -----------  -----------
    Interest income.............................................                           2,043
    Interest expense............................................                          (3,503)
    Derivative losses, net......................................                          (3,251)
    Gains from sale of marketable securities, net...............                           3,377
    Gain from Chiles Merger.....................................                          19,719
    Corporate expenses..........................................                          (3,047)
    Equity in earnings of 50% or less owned companies...........                            (788)
                                                                                       -----------
      Consolidated earnings before income taxes.................                     $    32,938
                                                                                       ===========

                                                              Offshore
                                                              Marine        Other        Total
                                                              -----------  ----------- -----------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
   Revenues from external customers.......................  $   110,785  $     8,573  $   119,358
   Intersegment revenues..................................          191            -          191
                                                              -----------  ----------- -----------
     Segment operating revenues...........................      110,976        8,573      119,549
                                                              -----------  -----------
     Elimination of intersegment revenues.................                                   (191)
                                                                                       -----------
       Consolidated operating revenues....................                            $   119,358
                                                                                       ===========
   Operating profit.......................................       32,032          711       32,743
   Income from equipment sales or retirements, net........        4,141            4        4,145
   Foreign currency transaction gains (losses), net.......          122           (1)         121
   Other, net.............................................         (475)           -         (475)
   Equity in earnings (losses) of 50% or less owned
   companies..............................................          833         (181)         652
                                                              -----------  ----------- -----------
     Segment profit.......................................       36,653          533       37,186
                                                              -----------  -----------
     Interest income......................................                                  3,023
     Interest expense.....................................                                 (5,798)
     Derivative income, net...............................                                  1,997
     Gains from sale of marketable securities, net........                                  1,184
     Corporate expenses...................................                                 (2,549)
     Equity in earnings of 50% or less owned companies ...                                   (652)
                                                                                        -----------
       Consolidated earnings before income taxes..........                             $   34,391
                                                                                        ===========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
   Revenues from external customers.......................    $ 279,149  $    24,301   $  303,450
   Intersegment revenues..................................          200            -          200
                                                              -----------  ----------- -----------
    Segment operating revenues............................      279,349       24,301      303,650
                                                              -----------  -----------
    Elimination of intersegment revenues..................                                   (200)
                                                                                       -----------
      Consolidated operating revenues.....................                             $  303,450
                                                                                       ===========
   Operating profit.......................................       45,055        2,762       47,817
   Income from equipment sales or retirements, net........        5,554            4        5,558
   Foreign currency transaction gains (losses), net.......        5,465          (11)       5,454
   Other, net.............................................         (23)           27            4
   Equity in earnings (losses) of 50% or less owned
   companies..............................................        5,611       (2,431)       3,180
                                                              -----------  ----------- -----------
        Segment profit....................................       61,662          351       62,013
                                                              -----------  -----------
    Interest income.......................................                                  6,012
    Interest expense......................................                                (11,300)
    Derivative losses, net................................                                 (2,619)
    Gain from sale of marketable securities, net..........                                  2,699
    Gain from Chiles Merger...............................                                 19,719
    Corporate expenses....................................                                 (7,803)
    Equity in earnings of 50% or less owned companies.....                                 (3,180)
                                                                                        -----------
            Consolidated earnings before income taxes.....                             $   65,541
                                                                                        ===========


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
   Revenues from external customers.......................   $   298,128  $    26,858 $   324,986
   Intersegment revenues..................................           631            -         631
                                                              -----------  ----------- -----------
       Segment operating revenues.........................       298,759       26,858     325,617
                                                              -----------  -----------
    Elimination of intersegment revenues..................                                  (631)
                                                                                       -----------
      Consolidated operating revenues.....................                           $   324,986
                                                                                       ===========
   Operating profit.......................................       73,986        2,987      76,973
   Income (loss) from equipment sales or retirements, net.        8,143         (151)      7,992
   Foreign currency transaction losses, net...............         (537)           -        (537)
   Other, net.............................................         (475)           -        (475)
   Equity in earnings of 50% or less owned companies......        4,051          292       4,343
    Gain from Sale of Interest in a 50% or Less Owned
      Company.............................................          100            -         100
                                                              -----------  ----------- -----------
    Segment profit........................................       85,268        3,128      88,396
                                                              -----------  -----------
    Interest income.......................................                                10,910
    Interest expense......................................                               (16,793)
    Derivative income, net................................                                 1,962
    Gains from sale of marketable securities, net.........                                 3,583
    Corporate expenses....................................                                (7,251)
    Equity in earnings of 50% or less owned companies.....                                (4,343)
                                                                                       -----------
      Consolidated earnings before income taxes...........                           $    76,464
                                                                                       ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2001. The words "expect," "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.


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

The table below sets forth rates per day worked and utilization data for the Company's offshore marine fleet during the periods indicated.

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                          ---------------------------- ----------------------------
                                                              2002          2001           2002          2001
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Anchor Handling Towing Supply......................         13,144        15,095         12,778        13,921
   Crew...............................................          3,200         3,411          3,239         3,283
   Geophysical, Freight and Other(3)..................              -         5,380              -         5,413
   Mini-Supply........................................          2,918         3,211          2,807         3,087
   Standby Safety.....................................          6,268         5,612          5,817         5,386
   Supply and Towing Supply...........................          8,153         8,200          8,032         7,670
   Utility and Line Handling..........................          1,761         1,976          1,752         1,888
           Overall Fleet..............................          5,117         5,365          5,134         4,983

OVERALL UTILIZATION (%): (1)(4)
   Anchor Handling Towing Supply......................           72.9          84.5           79.8          82.6
   Crew...............................................           76.3          95.0           81.1          95.8
   Geophysical, Freight and Other(3)..................              -          50.0              -          54.6
   Mini-Supply........................................           90.0          93.9           87.2          93.9
   Standby Safety.....................................           88.2          91.4           87.0          87.9
   Supply and Towing Supply...........................           88.9          91.3           88.9          89.3
   Utility and Line Handling..........................           62.4          58.6           61.4          56.4
           Overall Fleet..............................           77.7          83.2           79.1          82.0

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

             (3) None of the vessels comprising this class worked during 2002.

             (4) Utilization rates exclude vessels held for sale in the applicable periods.

The Company earns operating revenues primarily from the time or bareboat charter-out of vessels, which are owned by the Company or bareboat or time chartered-in. From time to time, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of those managed vessels are not generally included in operating results, but the Company does recognize a management fee in operating revenues.

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                     At September 30,
                                             --------------------------------
                  Fleet Structure                 2002(1)         2001
------------------------------------------   --------------- ----------------
DOMESTIC:
   Owned..................................        123             167
   Bareboat and Time Chartered-In.........         34              14

FOREIGN:
   Owned..................................         85              87
   Bareboat and Time Chartered-In.........          4               -
   Managed................................          6               7
   Joint Ventures and Pools...............         48              53
                                            --------------- ----------------
        Total Fleet.......................        300             328
                                            =============== ================
__________
(1)     Fleet structure at September 30, 2002 excludes vessels held for sale.

At the beginning of 2002, 15 U.S. utility vessels were permanently removed from service and 13 of these vessels were still held for sale at September 30, 2002. These vessels range in length from 96 feet to 120 feet, are at least 20 years old and have not operated for over one year. All held for sale vessels have been excluded from utilization statistics and fleet counts since exiting service. The carrying value of held for sale vessels, totaling $1.1 million, is expected to be recovered upon disposition.

Vessel operating expenses are primarily a function of fleet size and utilization levels. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs and marine insurance. In addition to variable vessel operating expenses, the offshore marine business segment incurs fixed charges related to the depreciation of property and equipment and charter-in hire. Depreciation is a significant operating expense and the amount related to vessels is the most significant component. Most vessels chartered-in by the Company resulted from sale-leaseback transactions.

Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal quarter or nine-month period or put through survey a disproportionate number of older vessels, which typically have higher drydocking costs, comparative results may be affected. For the nine-month periods ended September 30, 2002 and 2001, drydocking costs totaled $10.6 million and $8.7 million, respectively. During those same periods, the Company completed the drydocking of 66 and 78 marine vessels, respectively. At September 30, 2002, the Company had removed 27 U.S. based vessels from service requiring drydocking prior to re-entering operations.

A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Approximately 52% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the nine-month period ended September 30, 2002.

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

OTHER BUSINESSES AND INVESTMENTS

      ENVIRONMENTAL SERVICES

The Company's environmental services business provides contractual oil spill response and other professional services to companies that store, transport, produce or handle petroleum and certain non-petroleum oils and, as a result, are required to obtain such services by the Oil Pollution Act of 1990, as amended, and various state regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Spill response revenue is dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. The Company also charges consulting fees to customers for developing customized training programs, planning and participating in customer oil spill response drill programs and response exercises as well as other special projects.

Operating costs for environmental services primarily include salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

      INLAND RIVER BUSINESS

The Company's inland river business was established in 2000. A fleet of hopper barges service the agriculture and industrial sectors within the United States that are located along the Mississippi River and its tributaries. Operating revenues are primarily earned from voyage affreightments under which customers are charged an established rate per ton to transport cargo at a specific time from a point of origin to a destination. Revenues are also earned while cargo is stored aboard barges, when barges are chartered-out to third parties and by managing barges owned by others. Expenses primarily include towing, switching, fleeting and cleaning costs and non-voyage related operating expenses including such costs as repairs, insurance and depreciation.

Barges owned by the Company and certain of those managed for third parties participate in two pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the profits or losses after payment to the Company of its management fee are allocated to respective participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in the pool.

At September 30, 2002, the Company controlled 482 barges, including 246 directly owned, 11 owned by a 50% owned partnership and 225 managed for third parties.

      INVESTMENT IN DRILLING SERVICES BUSINESS

On August 7, 2002, the stockholders of Chiles Offshore Inc. ("Chiles") approved a merger with ENSCO International Incorporated ("ENSCO") and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders received $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock they owned at the time of the merger. Upon completion of this merger, the Company received $25.4 million in cash and 3,176,646 shares of ENSCO's common stock, valued at $73.4 million, and recognized an after-tax gain of $12.8 million, or $0.60 per fully diluted share.

Prior to the merger, the Company accounted for its equity holdings in Chiles as an investment in a 50% or less owned company. Following the merger, the Company sold a portion of its shares of ENSCO common stock and accounts for the shares of ENSCO common stock it continues to own as available-for-sale securities, and records changes in their market value each period as adjustments to other comprehensive income.

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

(in thousands of dollars)                                             Offshore
                                                                       Marine             Other             Total
                                                                   ----------------  ----------------  ----------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
    Revenue from External Customers.............................  $        92,894   $         9,243   $       102,137
   Intersegment Revenues........................................               66                 -                66
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................           92,960             9,243           102,203
                                                                   ----------------  ----------------

       Elimination of Intersegment Revenues.....................                                                  (66)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $       102,137
                                                                                                       ================
    Operating Profit............................................           11,647             1,425            13,072
    Income from Equipment Sales or Retirements, net.............            2,318                 3             2,321
    Foreign Currency Transaction Gains, net.....................            2,203                 -             2,203
   Other, net...................................................              (23)               27                 4
    Equity in Earnings (Losses) of 50% or Less Owned Companies..            2,076            (1,288)              788
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           18,221               167            18,388
                                                                   ----------------  ----------------
       Interest Income..........................................                                                2,043
       Interest Expense.........................................                                               (3,503)
       Derivative Losses, net...................................                                               (3,251)
       Gains from Sale of Marketable Securities, net............                                                3,377
       Gain from Chiles Merger..................................                                               19,719
       Corporate Expenses.......................................                                               (3,047)
       Equity in Earnings of 50% or Less Owned Companies........                                                 (788)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        32,938
                                                                                                       ================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
    Revenue from External Customers.............................  $       110,785   $         8,573   $       119,358
   Intersegment Revenues........................................              191                 -               191
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................          110,976             8,573           119,549
                                                                   ----------------  ----------------

       Elimination of Intersegment Revenues.....................                                                 (191)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $       119,358
                                                                                                       ================
    Operating Profit............................................           32,032               711            32,743
    Income from Equipment Sales or Retirements, net.............            4,141                 4             4,145
    Foreign Currency Transaction Gains (Losses), net............              122                (1)              121
   Other, net...................................................             (475)                -              (475)
    Equity in Earnings (Losses) of 50% or Less Owned Companies..              833              (181)              652
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           36,653               533            37,186
                                                                   ----------------  ----------------
       Interest Income..........................................                                                3,023
       Interest Expense.........................................                                               (5,798)
       Derivative Income, net...................................                                                1,997
       Gains from Sale of Marketable Securities, net............                                                1,184
       Corporate Expenses.......................................                                               (2,549)
       Equity in Earnings of 50% or Less Owned Companies........                                                 (652)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        34,391
                                                                                                       ================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
    Revenue from External Customers.............................  $       279,149   $        24,301   $       303,450
   Intersegment Revenues........................................              200                 -               200
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................          279,349            24,301           303,650
                                                                   ----------------  ----------------

       Elimination of Intersegment Revenues.....................                                                 (200)
                                                                                                       ----------------
          Consolidated Operating Revenues ......................                                      $       303,450
                                                                                                       ================
    Operating Profit............................................           45,055             2,762            47,817
    Income from Equipment Sales or Retirements, net.............            5,554                 4             5,558
    Foreign Currency Transaction Gains (Losses), net............            5,465               (11)            5,454
   Other, net...................................................              (23)               27                 4
    Equity in Earnings (Losses) of 50% or Less Owned Companies..            5,611            (2,431)            3,180
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           61,662               351            62,013
                                                                   ----------------  ----------------
       Interest Income..........................................                                                6,012
       Interest Expense.........................................                                              (11,300)
       Derivative Losses, net...................................                                               (2,619)
       Gains from Sale of Marketable Securities, net............                                                2,699
       Gain from Chiles Merger..................................                                               19,719
       Corporate Expenses.......................................                                               (7,803)
       Equity in Earnings of 50% or Less Owned Companies........                                               (3,180)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        65,541
                                                                                                       ================

                                                                      Offshore
                                                                       Marine             Other             Total
                                                                   ----------------  ----------------  ----------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
    Revenue from External Customers.............................  $       298,128   $        26,858   $       324,986
   Intersegment Revenues........................................              631                 -               631
                                                                   ----------------  ----------------  ----------------
       Segment Operating Revenues...............................          298,759            26,858           325,617
                                                                   ----------------  ----------------

       Elimination of Intersegment Revenues.....................                                                 (631)
                                                                                                       ----------------
                 Consolidated Operating Revenues ...............                                        $      324,986
                                                                                                       ================
    Operating Profit............................................           73,986             2,987            76,973
    Income (Losses) from Equipment Sales or Retirements, net....            8,143              (151)            7,992
    Foreign Currency Transaction Losses, net....................             (537)                -              (537)
   Other, net...................................................             (475)                -              (475)
    Equity in Earnings of 50% or Less Owned Companies...........            4,051               292             4,343
    Gain from Sale of Interest in a 50% or Less Owned Company...              100                 -               100
                                                                   ----------------  ----------------  ----------------
       Segment Profit...........................................           85,268             3,128            88,396
                                                                   ----------------  ----------------
       Interest Income..........................................                                               10,910
       Interest Expense.........................................                                              (16,793)
       Derivative Income, net...................................                                                1,962
       Gains from Sale of Marketable Securities, net............                                                3,583
       Corporate Expenses.......................................                                               (7,251)
       Equity in Earnings of 50% or Less Owned Companies........                                               (4,343)
                                                                                                       ----------------
          Consolidated Earnings Before Income Taxes.............                                      $        76,464
                                                                                                       ================

      OFFSHORE MARINE SERVICES

OPERATING REVENUES. Operating revenues decreased $18.0 million, or 16%, and $19.4 million, or 6%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001.

Lower utilization and rates per day worked resulted in a decline of operating revenues of $17.0 million and $27.5 million between comparable three and nine-month periods, respectively. Declines in revenue of $14.2 million and $27.9 million, respectively, were attributable to the Company's domestic operations, which offset overall improvements in rates per day worked in the Company's international operations. Lower domestic fleet utilization and rates per day worked resulted primarily from a decline in U.S. Gulf of Mexico drilling activity beginning the second half of 2001 in response to falling natural gas prices and a weak economic outlook. As of September 30, 2002, the number of offshore mobile rigs working in the U.S. Gulf of Mexico was 122 as compared with 133 on the same date in the prior year. At September 30, 2002, the Company had 33 U.S. vessels out of service due to weak market conditions in addition to the 13 U.S. vessels held for sale. Although oil and natural gas prices have recently improved, there has been no particular strengthening in demand for our vessels.

Changes in size and composition of the Company's fleet resulted in a decline of operating revenues of $0.3 million and an increase of operating revenues of $10.8 million between comparable three and nine-month periods, respectively. Reductions in revenue while certain offshore support vessels are removed from service during mobilization between operating regions and the change of certain vessels from time charter-out to bareboat charter-out arrangements resulted in additional operating revenue declines of $2.9 million and $5.4 million between comparable three and nine-month periods, respectively.

A strengthening of the Pound Sterling currency against the U.S. dollar resulted in an increase of operating revenues of $1.2 million and $1.4 million between comparable three and nine-month periods, respectively.

OPERATING PROFIT. Operating profit decreased $20.4 million, or 64%, and $28.9 million, or 39%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001 due primarily to the reductions in operating revenues discussed above. Other factors contributing to lower operating profits included higher costs associated with (i) vessel dockings and repairs, (ii) wage increases, (iii) the charter-in of vessels that were previously owned and (iv) expenses associated with mobilization of vessels between operating regions. The declines in operating profit between comparable periods were partially offset by the cessation of goodwill amortization effective January 1, 2002 in accordance with recently enacted accounting standards.

INCOME FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements decreased $1.8 million, or 44%, and $2.6 million, or 32%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001. These declines are due principally to the write down by the Company of the carrying value of certain equipment that had been purchased in anticipation of building a new vessel that was subsequently cancelled, although the equipment was held for future use. Management determined that the equipment is mostly obsolete.

During the nine-month period ended September 30, 2002, a total of ten crew, five towing supply, four utility, three anchor handling towing supply, one supply, one standby safety and one project vessel were sold. Of these vessels sold, eight crew, two towing, one anchor handling towing supply and one supply were chartered-in pursuant to sale-leaseback transactions.

FOREIGN CURRENCY TRANSACTION GAINS (LOSSES), NET. The Company recognized foreign currency transaction gains of $2.2 million and $5.5 million in the three and nine-month periods ended September 30, 2002, respectively, as compared with foreign currency transaction gains of $0.1 million and losses of $0.5 million in the three and nine-month periods ended September 30, 2001, respectively. In late 2001 and early 2002, SEACOR provided significant advances to certain wholly owned U.K. subsidiaries, whose functional currency is Pounds Sterling. An increase in the value of the Pound Sterling relative to the U.S. dollar has resulted in the Company's recognition of a significant foreign currency transaction gain with respect to these advances during the three and nine-month periods ended September 30, 2002. See "Item 3. Quantitative and Qualitative Disclosures About Market Risks" for additional discussion.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $1.2 million, or 149%, and $1.6 million, or 39%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001. The increase in earnings resulted primarily from higher profits earned by the Company's joint ventures operating in Mexico and Trinidad. In addition, results for the nine-month period ended September 30, 2001 included $1.3 million of income resulting from the sale of a vessel; whereas, results for the nine-month period ended September 30, 2002 did not include any income from vessel sales.

      OTHER

OPERATING REVENUES. Operating revenues increased $0.7 million, or 8%, and decreased $2.6 million, or 10%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001. Both the increase and decrease in operating revenues between comparable three and nine-month periods resulted primarily from the changes in the number and severity of spill responses managed by the Company's environmental service business. Environmental retainer revenues declined between both comparable periods due to the loss of certain customers and contract renegotiations with certain other customers. Between both comparable periods, higher revenues were earned by the Company's inland river business due primarily to an increase in the size of its barge fleet.

OPERATING PROFIT. Operating profit increased $0.7 million, or 100%, and decreased $0.2 million, or 8%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001 due primarily to the changes in operating revenues discussed above. The results for the 2002 periods benefited from lower expenses due to the cessation of goodwill amortization effective January 1, 2002 in accordance with recently enacted accounting standards.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Results decreased $1.1 million, or 612%, and $2.7 million, or 933%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001. The decline in results between comparable three-month periods was due primarily to the Company no longer accounting for its investment in Chiles under the equity method as a result of the merger of Chiles and ENSCO (the "Chiles Merger"). The nine-month comparable results declined due primarily to the Company's recognition of a charge against income for investment impairment of Strategic Software Limited, an equity investee, whose principal activity is to develop and sell software to the ship brokerage and shipping industry. In addition, results for the nine-month period ended September 30, 2001 included income resulting from the sale of a dry-bulk carrier ship; whereas, results for the nine-month period ended September 30, 2002 did not include any income from vessel sales.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense decreased $1.3 million, or 47%, and $0.6 million, or 10%, in the three and nine-month periods ended September 30, 2002, respectively, compared to the three and nine-month periods ended September 30, 2001. Interest income declined due primarily to lower invested cash balances that resulted primarily from fleet acquisitions. Lower interest expense resulted primarily from the repayment of certain outstanding indebtedness related primarily to the acquisition of offshore support vessels, the redemption of $146.3 million principal amount of the Company's 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") during 2001 and 2002 and the entry into interest rate swap agreements. See "Item
3. Quantitative and Qualitative Disclosures About Market Risk" for discussion.

DERIVATIVE INCOME (LOSSES), NET. The Company recognized net losses from derivative transactions of $3.3 million and $2.6 million in the three and nine-month periods ended September 30, 2002, respectively, compared to net gains of $2.0 million in the three and nine-month periods ended September 30, 2001. In the three and nine-month periods ended September 30, 2002, the Company recognized net losses primarily from the settlement of U.S. Treasury rate-lock agreements, notes and bond options and futures contracts. The net losses in 2002 were partially offset by unrealized gains resulting from interest rate swap agreements and costless collar transactions. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for discussion. In the three and nine-month periods ended September 30, 2001, the Company recognized net gains primarily from natural gas and crude oil positions and foreign currency forward exchange contracts.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities increased $2.2 million and decreased $0.9 million between comparable three and nine-month periods ended September 30, 2002 and 2001, respectively. The gains in both years resulted primarily from the sale of equity securities.

GAIN FROM CHILES MERGER. The Company recognized a gain of $19.7 million in the three and nine-month periods ended September 30, 2002 as a result of the Chiles Merger.


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

The Company's cash flow levels and operating revenues are determined primarily by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine fleet. The Company's ability to generate cash through its offshore marine business is directly affected by the volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control.

      CASH AND MARKETABLE SECURITIES

Since December 31, 2001, the Company's cash and investments in marketable securities increased by $278.9 million. At September 30, 2002, cash and marketable securities totaled $536.9 million, including $388.2 million of unrestricted cash and cash equivalents, $61.1 million of marketable securities and $87.6 million of construction reserve funds. Construction reserve funds at September 30, 2002 are intended to be used for payment of costs to construct U.S.-flag offshore marine vessels for the Company.

      CASH GENERATION AND DEPLOYMENT

OPERATING ACTIVITIES. Cash flow provided from operating activities during the nine-month period ended September 30, 2002 totaled $52.1 million and decreased 31% from the comparable period in 2001 due primarily to lower utilization of the Company's offshore support vessels. This decrease was partially offset by favorable changes in working capital.

INVESTING AND FINANCING ACTIVITIES. During the nine-month period ended September 30, 2002, the Company generated $401.3 million from investing and financing activities. In the third quarter of 2002, SEACOR completed the sale of $200.0 million aggregate principal amount of its 5 7/8% Senior Notes due October 1, 2012 (the "5 7/8% Notes"). The 5 7/8% Notes were issued at a price of 98.839% of the principal amount, or $197.7 million. See "Liquidity and Capital Resources - 5 7/8% Notes." Proceeds of $102.0 million were received in the sale of twenty-five offshore support vessels. Available-for-sale securities were sold for $60.9 million. The Company received $25.4 million in cash as a result of the Chiles Merger. Payments of principal and dividends from 50% or less owned companies totaled $14.1 million. Additional cash was generated primarily from principal repayments of sale-type leases and proceeds from the Company's Employee Stock Purchase Plan.

During the nine-month period ended September 30, 2002, the Company used $246.1 million in its investing and financing activities. Capital expenditures, primarily related to the acquisition of offshore support vessels and barges, totaled $88.6 million. Shipyards delivered five crew and two anchor handling towing supply vessels and one hundred thirty-four barges. The Company repaid $87.8 million of its outstanding indebtedness. Construction reserve fund balances rose by $32.3 million as deposits into joint depository construction reserve fund accounts exceeded reimbursements. Marketable securities were acquired for $26.0 million. Additional cash was used primarily for the settlement of derivative transactions and the purchase of treasury stock.

      CAPITAL EXPENDITURES

As of September 30, 2002, the Company was committed to the construction of offshore support vessels and barges for an approximate aggregate cost of $99.5 million of which $19.0 million has been expended. The Company expects a certain number of the barges to be purchased by third parties and managed by the Company. The barges are expected to be delivered during the fourth quarter of 2002 and the vessels are expected to enter service within the next year.

Following quarter-end, the Company committed to acquire and/or construct additional offshore support vessels and barges for an approximate aggregate cost of $18.8 million. The Company expects the vessels and barges to be delivered within the next six months.

      CREDIT FACILITY AND NOTES

REVOLVING CREDIT FACILITY. As of November 7, 2002, the Company had $199.8 million available for borrowing under its revolving credit facility maturing in February 2007. Availability under the facility increased by $174.8 million following December 31, 2001 upon the refinancing and increase of the prior credit facility, repayment of outstanding borrowings and cancellation of a letter of credit that served as security for note obligations the Company issued in connection with the acquisition of Stirling Shipping Holdings Limited in 2001. The Company presently has an outstanding letter of credit in the amount of $0.2 million.

OTHER NOTES. During the first quarter of 2002, the Company repaid $12.1 million, the outstanding balance of secured debt assumed in connection with the purchase of two offshore marine vessels in 2001, and during the second quarter of 2002, the Company repaid (pound)14.7 million, or $21.4 million, in one year loan notes issued in the prior year in connection with the acquisition of an offshore marine company operating principally in the United Kingdom.

5 7/8% NOTES. During the third quarter of 2002, SEACOR completed the sale of $200.0 million aggregate principal amount of its 5 7/8% Notes at a price of 98.839% of the principal amount which resulted in proceeds of $197.7 million. Interest on the 5 7/8% Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 2003. The 5 7/8% Notes may be redeemed an any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium. The 5 7/8% Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee.

With proceeds from the 5 7/8% Notes, the SEACOR redeemed and/or purchased $11.0 million principal amount of its 5 3/8% Notes for $11.2 million and $13.0 million principal amount of its 7.2% Notes Due 2009 (the "7.2% Notes") for $14.4 million. SEACOR also repaid $30.0 million outstanding under its revolving credit facility. Subject to market and other conditions, the Company also plans to use the net proceeds to redeem the $35.3 million outstanding principal amount of its 5 3/8% Notes and for working capital and general corporate purposes, which may include repayment of other outstanding debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is an aggregation of the Company's contractual obligations and commercial commitments as of September 30, 2002, in thousands of dollars.

                                                Payments Due By Period
                                  ------------------------------------------------------
                                               Less
                                               than        1-3        4-5        After
   Contractual Obligations          Total     1 Year      Years      Years      5 Years
-------------------------------   ---------  ---------   ---------  ---------   --------
Long-term Debt (1)............ $   405,538 $      356 $    35,129 $   35,395 $  334,658
Operating Leases(2)...........      94,613     26,981      37,510     21,439      8,683
Construction Commitments(3)...      80,544     80,544           -          -          -
                                  ---------  ---------   ---------  ---------   --------
  Total Contractual Cash       $   580,695 $  107,881 $    72,639 $   56,834 $  343,341
Obligations...................
                                  =========  =========   =========  =========   ========


                                      Amount of Commitment Expiration Per Period
                               ---------------------------------------------------------
                                                Less
                                    Total       than        1-3        4-5       Over 5
 Other Commercial Commitments     Committed    1 Year      Years      Years       Years
-------------------------------   ---------  ---------   ---------  ---------   --------
TMM Joint Venture Guarantee(4) $     1,847 $    1,847 $         - $        - $        -
Pelican Joint Venture                1,500          -           -      1,500          -
Guarantee(5)..................
Letter of Credit .............         175        175           -          -          -
                                  ---------  ---------   ---------  ---------   --------
  Total Commercial Commitments $     3,522 $    2,022 $         - $    1,500 $        -
                                  =========  =========   =========  =========   ========

____________________

(1)      This excludes debt discount, totaling $3.8 million.

(2) This primarily relates to vessel lease obligations. See "Item 1. Financial Statements -- Notes to Condensed Consolidated Financial Statements, Footnote 7 -- Equipment Sales" for discussion of vessels sold pursuant to sale-leaseback transactions during 2002.

(3) See "Liquidity and Capital Resources -- Capital Expenditures" for discussion.

(4) Guarantee for non-payment of obligations owing under a charter arrangement by the Company's TMM Joint Venture that is expected to terminate during 2002.

(5) Guarantee of amounts owed by the Pelican Joint Venture under its banking facilities.


      TREASURY STOCK PURCHASES

During the nine-month period ended September 30, 2002, SEACOR purchased 144,700 shares of its common stock for treasury at an aggregate cost of $5.6 million.

      SECURITY REPURCHASE AUTHORITY

The Company has approximately $37.5 million authorized and available under its securities repurchase program to repurchase the Company's common stock, its 5 3/8% Notes, its 7.2% Notes and/or its 5 7/8% Notes as of the date of this report and after taking into account all repurchases made through such date. The repurchase of any such securities may be conducted from time to time through open market repurchases, privately negotiated transactions or otherwise depending on market conditions.

      RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standards require (i) the use of the purchase method of accounting for all business combinations, (ii) that goodwill not be amortized in any circumstance and (iii) that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. We have completed the impairment test as of January 1, 2002 and have determined there is no goodwill impairment. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002. For the three and nine-month periods ended September 30, 2001, goodwill amortization totaled $0.9 million and $2.3 million, respectively, and adjusted for goodwill amortization, net income in these same periods would have been $23.1 million, or $1.00 per fully diluted share, and $53.5 million, or $2.50 per fully diluted share, respectively.

Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The adoption of this statement did not have a material effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The nature of the Company's business and long-lived assets is such that the Company does not expect adoption of this standard to have a material effect on the Company's financial statements.

In May 2002, the FASB issued SFAS 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gains or losses on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The Company does not expect adoption of this statement when it becomes effective to have a material effect on its financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that costs associated with terminating employees or contracts or closing or relocating facilities are to be recognized at fair value at the time the liability is incurred. The Company does not expect adoption of this statement when it becomes effective for disposal activities initiated after December 31, 2002 to have a material effect on its financial statements.


ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

The Company has foreign currency exchange risks primarily related to its offshore marine service vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. To protect certain of the U.S. dollar value of pound sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company from time to time enters into forward exchange contracts. The forward exchange contracts would enable the Company to sell pounds sterling in the future at fixed exchange rates to offset certain consequences of changes in foreign currency exchange rates on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment as the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At September 30, 2002, there were no outstanding forward exchange contracts for which hedge accounting criteria were met.

SEACOR has loaned funds to certain of its wholly owned subsidiaries that are Pound Sterling functional currency investees. At September 30, 2002, the outstanding balance of these intercompany loans totaled $100.2 million, or (pound)63.9 million. The advances are repayable in Pounds Sterling and are expected to be repaid in the foreseeable future. Until repaid, accounting standards require that changes in the exchange rate from the transaction date until the settlement date with respect to these intercompany advances be included in the determination of net income. A 1% weakening in the exchange rate of the Pound Sterling against the U.S. dollar would result in the Company's recognition of a $1.0 million foreign currency transaction loss with respect to these advances.

The Company from time to time enters into forward exchange contracts or futures contracts that are considered speculative with respect to Pounds Sterling, Euros, Norwegian Kroners and Singapore Dollars. The Pound Sterling, Euro and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros and Singapore Dollars in the future at fixed exchange rates, which would offset certain effects of future changes in currency exchange rates on business conducted in such currencies in the United Kingdom, the Netherlands, France and Singapore. The Norwegian Kroner contracts enable the Company to buy Norwegian Kroners in the future at a fixed exchange rate, which would offset certain effects of changes in currency exchange rates if the Company conducts business in Norway. At September 30, 2002, the fair values of the Company's outstanding forward exchange and futures contracts were immaterial.

From time to time, the Company enters into short positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes in order to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, could lead to higher interest costs for the Company. At September 30, 2002, unrealized losses with respect to positions in U.S. treasury obligations were immaterial.

Natural gas and crude oil swaps, options and futures contracts are generally employed by the Company to provide value should the price of natural gas or crude oil decline, which, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. At September 30, 2002, unrealized losses with respect to positions in commodity contracts totaled $0.3 million and were reported in the Condensed Consolidated Balance Sheet under "Other current liabilities."

In order to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO, the Company entered into various transactions (commonly known as "costless collars") with a major financial institution on 1.0 million shares of ENSCO common stock. The effect of these third quarter transactions is that the Company will be guaranteed a minimum value of approximately $24.35 and up to a maximum value of approximately $29.80 per share of ENSCO, at maturity. The costless collars will expire during the second quarter 2003. If the share value of ENSCO's common stock is in excess of approximately $29.80 at maturity, then the Company will have a choice of either
(a) selling the shares to the counterparty for $29.80 or (b) paying the counterparty the difference between the market value and $29.80, in cash, and continue to own the shares. If, on the other hand, the share value of ENSCO's common stock is less than approximately $24.35 at maturity, then the Company will have a choice of either (a) selling the shares to the counterparty for $24.35 or (b) receiving the difference between the market value and $24.35, in cash, and continue to own the shares. If the share value of ENSCO's common stock is between $24.35 and $29.80 at maturity, then neither party will have a payment obligation and the Company will continue to own the shares. The Company establishes the fair value of the costless collar at the end of each reporting period and the change in value is recorded in the books of the Company under "Derivative income (loss), net." At the end of the third quarter 2002, the Company recorded derivative income of $1.5 million from these transactions. The market value of ENSCO's common stock at September 30, 2002 was $25.04 per share. The Company's investment in ENSCO's common stock is recorded as available-for-sale securities and the change in market value at the end of each period is recorded as other comprehensive income.

The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. For a portion of the Company's fixed debt instruments, the 5 3/8% Notes, the fair value is driven by the conversion feature rather than interest rates. As of September 30, 2002, $35.3 million aggregate principal amount of the 5 3/8% Notes was outstanding. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had no outstanding balance at September 30, 2002. While available for liquidity requirements, the Company has not historically utilized significant portions of this facility for any extended periods of time and thus has not been significantly impacted by fluctuations in interest rates.

In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to $41.0 million of its 7.2% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreements.

Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to the swap agreement on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreement, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreements totaled $41.7 million. At September 30, 2002, unrealized gains which resulted from the fair value of the notional amounts exceeding the agreed upon price set forth in the swap agreements totaled $3.5 million. During the fourth quarter of 2002, the swap agreements were extended for an additional twelve months and will now terminate during the fourth quarter of 2003 and the second quarter of 2004 unless they are extended further by mutual consent.

PART II - OTHER INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

       (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply judgment in evaluating disclosure controls and procedures.

            Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

       (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B. Reports on Form 8-K:

          (i) Current Report on Form 8-K, dated June 25, 2002, reporting, under
     Item 4, that on June 25, 2002, the Company dismissed Arthur Andersen LLP as its independent auditor, and engaged the firm of Ernst & Young LLP as its new independent auditor for 2002.

          (ii) Current Report on Form 8-K, dated July 1, 2002, reporting, under
     Item 5, that on July 1, 2002 the Company announced that it had called for redemption certain of its 5 3/8% convertible subordinated notes due 2006 and disclosing certain information with respect to the merger of Chiles Offshore Inc., the Company's offshore drilling subsidiary, with Ensco International Incorporated.

          (iii) Current Report on Form 8-K, dated September 27, 2002, reporting, under Item 5, entry into a firm commitment underwriting agreement with Morgan Stanley & Co. Incorporated to sell $200.0 million of 5 7/8% senior notes due October 1, 2012 and subsequent completion of this transaction on September 27, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SEACOR SMIT Inc.
                                     (Registrant)

DATE:      NOVEMBER 14, 2002         By: /s/ Charles Fabrikant
                                        ----------------------------------------
                                     Charles Fabrikant, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

DATE:      NOVEMBER 14, 2002         By: /s/ Randall Blank
                                        ----------------------------------------
                                     Randall Blank, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

                                 CERTIFICATIONS

   I, Charles Fabrikant, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SEACOR SMIT Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002


/s/  Charles Fabrikant
--------------------------------
Name: Charles Fabrikant
Title: Chief Executive Officer

   I, Randall Blank, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SEACOR SMIT Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002


/s/ Randall Blank
------------------------------
Name: Randall Blank
Title: Chief Financial Officer

                                  EXHIBIT INDEX



      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.