Form 10-K
period 2002-12-31
SEACOR SMIT INC
filed 2003-03-31
CIK 859598

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

               For the fiscal year ended      December 31, 2002
                                           ------------------------
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to
                                              ---------------    ---------------

                         Commission file number 1-12289


                                SEACOR SMIT INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


             Delaware                                        13-3542736
  ----------------------------                            ----------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


11200 Richmond Avenue, Suite 400, Houston, Texas                   77082
------------------------------------------------                   -----
    (Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code          (281) 899-4800
                                                            --------------


Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of Each Exchange
          Title of Each Class                             on Which Registered
          -------------------                             -------------------

Common Stock, par value $.01 per share                  New York Stock Exchange
--------------------------------------                  -----------------------



Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                ----------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 21, 2003 was approximately $692,950,000. The total number of shares of Common Stock issued and outstanding as of March 21, 2003 was 19,658,146.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                SEACOR SMIT INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                    PART I
                                                                                                  Page
Item 1.    Business............................................................................    1
           General.............................................................................    1
           Segment and Geographic Information..................................................    1
           Offshore Marine Services............................................................    2
           Other Business Segment..............................................................    8
           Environmental Compliance............................................................   11
           Employees...........................................................................   11

Item 2.    Properties..........................................................................   12

Item 3.    Legal Proceedings...................................................................   12

Item 4.    Submission of Matters to a Vote of Security Holders.................................   12

Item 4A.   Executive Officers of the Registrant................................................   12


                                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............   13

Item 6.    Selected Financial Data.............................................................   14

Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................................   15
           Overview............................................................................   15
           Offshore Marine Services ...........................................................   15
           Other Business Segment..............................................................   17
           Critical Accounting Policies........................................................   19
           Results of Operations...............................................................   21
           Comparison of Fiscal Year 2002 to Fiscal Year 2001..................................   23
           Comparison of Fiscal Year 2001 to Fiscal Year 2000..................................   25
           Liquidity and Capital Resources.....................................................   27

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..........................   35

Item 8.    Financial Statements and Supplementary Data.........................................   37

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure............................................................   37


                                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..................................   37

Item 11.   Executive Compensation..............................................................   37

Item 12.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters.................................................   37

Item 13.   Certain Relationships and Related Transactions......................................   37


                                                   PART IV

Item 14.   Controls and Procedures.............................................................   37

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................   38


                           FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings),
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market
Risk) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, effects of adverse weather conditions and seasonality on the Company's offshore aviation business, helicopter related risks, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, variability in freight rates for inland river barges and various other matters, many of which are beyond the Company's control and other factors. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.


PART I

ITEM 1.  BUSINESS

GENERAL

Unless the context indicates otherwise, any reference to the "Company" refers to SEACOR SMIT Inc., incorporated in 1989 in Delaware, and its consolidated subsidiaries, "SEACOR" refers to SEACOR SMIT Inc. and "Common Stock" refers to the common stock, par value $.01 per share, of SEACOR.

The Company is a major provider of offshore marine services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company operates an inland river hopper barge business, and until the merger of Chiles Offshore Inc. ("Chiles") with ENSCO International Incorporated ("ENSCO") on August 7, 2002 (the "Chiles Merger"), the Company held a 23.8% equity interest in Chiles, a former owner and operator of ultra-premium jackup drilling rigs. On December 31, 2002, the Company acquired the remaining 80% of issued and outstanding stock of Tex-Air Helicopters, Inc. ("Tex-Air") that it did not already own (the "Tex-Air Acquisition"). Tex-Air operates a fleet of 36 helicopters that serve the offshore oil and gas industry in the U.S. Gulf of Mexico.

SEACOR's principal executive offices are located at 11200 Richmond Avenue, Suite 400, Houston, Texas 77082, where its telephone number is (281) 899-4800.

The Company's Internet address is www.seacorsmit.com. All of the Company's periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through the Company's website, including the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through the Company's website as soon as reasonably practicable after the Company electronically files such report or amendment with the SEC.

SEGMENT AND GEOGRAPHIC INFORMATION

Financial data for segment and geographic areas is reported in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "Item 8. Consolidated Financial Statements - Note 13. Major Customers and Segment Data" included in Parts II and IV, respectively, of this Annual Report on Form 10-K. The Company's principal business segment is offshore marine services. Its "Other" business segment includes environmental services, inland river services, offshore aviation services and other investments.

OFFSHORE MARINE SERVICES

     GENERAL

The Company's offshore marine service business is primarily dedicated to operating a diversified fleet of offshore support vessels that service oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa and Asia. The Company's vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, vessels service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, the Company's offshore marine service business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and production operations.

     FLEET

GENERAL. As of December 31, 2002, the average age of SEACOR's fleet was approximately 15.0 years. Excluding standby safety vessels, the average age of the fleet was approximately 13.8 years. The Company believes that after vessels have been in service for approximately 25 years (20 years for crewboats and 30 years for certain standby safety vessels), the level of expenditures (which typically increase with vessel age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes. In each of the three years ended December 31, 2000, 2001 and 2002, the offshore marine service business segment accounted for 82%, 92% and 91%, respectively, of the Company's consolidated operating revenues.

The Company's fleet is primarily comprised of the following vessel types:

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

CREW BOATS. Crew boats transport personnel as well as cargo to and from production platforms and rigs. Crew vessels built prior to 1990 are generally 100 feet to 110 feet in length. Newer crew vessel designs, also known as Fast Support Intervention Vessels, are 130 feet to 200 feet in length, have enhanced cargo carrying capacities, and certain of them are equipped with DP capabilities. All of the Company's crew vessels travel at high-speeds and are used primarily to transport cargo on a time sensitive basis.

GEOPHYSICAL, FREIGHT AND OTHER. Certain vessels of the Company are employed in special project activities such as well stimulation, seismic data gathering and freight hauling. To meet the requirements of these type of services, the Company's vessels must generally have special features, such as large deck space, high electrical generating capacity, high maneuverability and unique thrusters, extra berthing facilities and long-range cruising capabilities.

MINI-SUPPLY. Mini-supply vessels range in size from 125 feet through 155 feet in length and serve drilling and production facilities and support offshore construction and maintenance work. They typically carry deck cargo, liquid mud, methanol and diesel fuel and water but are not equipped with below deck bulk tanks for the carriage of dry mud or cement. Mini-supply vessels have bow thrusters for added maneuverability and are well suited for deepwater production support.

STANDBY SAFETY. Standby safety vessels operate in the UK sector of the North Sea. They typically remain on station to provide a safety backup to offshore rigs and production facilities, carry special equipment to rescue personnel, are equipped to provide first aid and shelter and, in some cases, function as supply vessels.

SUPPLY. Supply vessels serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other vessels by cargo-carrying flexibility and capacity, which is typically determined by the size of a vessel. In addition to deck cargo, supply vessels transport liquid mud, potable and drill water, diesel fuel and dry bulk cement below deck. Generally, customers prefer vessels with large liquid mud and bulk cement capacity and large areas of clear deck space. For certain projects, characteristics such as maneuverability, fuel efficiency or firefighting capability may also be important. The Company's supply vessels range in length from 166 feet to 250 feet and certain of those vessels have DP capabilities.

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

The following table sets forth a count of the Company's vessel types as of December 31 for each year indicated and the percent of offshore marine service segment operating revenues earned by vessel type that were owned, chartered-in or managed by the Company in each twelve-month period ending December 31 for each year indicated.

                                                     2000               2001              2002
                                               -------------------------------------------------------
                 Vessel Type                    Count   Percent    Count   Percent   Count   Percent
------------------------------------------------------------------------------------------------------
Anchor Handling Towing Supply................       27       21.4%    31      21.9%    28       22.9%
Crew.........................................       90       25.7%    91      21.3%    96       19.9%
Geophysical, Freight and Other...............        3        0.9%     3       0.5%     2          -
Mini-Supply..................................        8        1.6%    26       5.5%    33        6.3%
Standby Safety...............................       37       12.5%    30      10.2%    26       11.3%
Supply and Towing Supply.....................       74       25.7%    79      31.2%    71       31.3%
Utility......................................       66        8.2%    65       6.6%    45(2)     4.9%
Other(1).....................................        -        4.0%     -       2.8%     -        3.4%
                                               -------------------------------------------------------
                                                   305      100.0%   325     100.0%   301(3)   100.0%
                                               =======================================================

--------------------

(1) Consists primarily of the percent of operating revenues earned by the logistics activities of the Company's offshore marine service segment.

(2) Fifteen utility vessels were retired from service in 2002 and are excluded from fleet count.

(3) The fleet includes 200 vessels owned by wholly-owned subsidiaries of the Company. The Company also chartered-in 40 vessels and managed 6 vessels as of year end. As of year end, joint ventures in which the Company owned a 50% or less interest owned 45 vessels and chartered-in 5 vessels from third parties and joint ventures in which the Company owned a majority interest owned 5 vessels. See "Joint Ventures" for discussion of joint venture vessel activity.


ACQUISITIONS AND DISPOSITIONS. The Company actively monitors opportunities to buy and sell vessels to maximize the overall utility and flexibility of its fleet. Fleet additions have resulted principally from the purchase of vessels from competitors, newly constructed vessels and equity holdings in joint ventures that own vessels. See "Joint Ventures" for discussion of joint venture vessel activity. The following table sets forth acquisitions by the Company in the last five years by vessel type.

          Vessel Type               1998       1999       2000        2001       2002       Total
----------------------------------------------------------------------------------------------------
Anchor Handling Towing Supply...       3           3          1          3           2         12
Crew............................       4           4          2          4           5         19
Mini-Supply.....................       -           2          -         19           4         25
Standby Safety..................       -           -         16          -           -         16
Supply and Towing Supply........       3           1          6         14           1         25
Utility.........................       -           -          -         11           -         11
                                --------------------------------------------------------------------
                                      10          10         25         51          12        108
                                ====================================================================

The following table sets forth sale transactions in the last five years by vessel type. These sale transactions include 5 utility vessels and 1 mini-supply vessel transferred to the Company's environmental service business segment and 4 towing supply, 4 crew, 2 utility, 1 anchor handling towing supply and 1 mini-supply vessel sold to joint venture companies in which the Company owns a 50% or less interest. See "Joint Ventures" for discussion of joint venture vessel activity. Thirty-six of the vessels sold in the last five years remain bareboat chartered-in by the Company pursuant to sale-leaseback transactions. Leaseback vessels include 20 crew, 12 supply and towing supply, 2 anchor handling towing supply and 2 mini-supply.

          Vessel Type               1998       1999       2000        2001       2002       Total
----------------------------------------------------------------------------------------------------
Anchor Handling Towing Supply...       8           1          1          1           4         15
Crew............................       5          11          1         13          10         40
Geophysical, Freight and Other..       -           -          -          -           1          1
Mini-Supply.....................       -           -          -          4           -          4
Standby Safety..................       -           -          2          6           3         11
Supply and Towing Supply........      14           -          9          5           8         36
Utility.........................       7           2          8         10           7         34
                                --------------------------------------------------------------------
                                      34          14         21         39          33        141
                                ====================================================================

     MARKETS

The Company operates vessels in five principal geographic regions. The table below sets forth by region, at the dates indicated, the vessel types that are owned, chartered-in, managed, joint ventured and pooled.

                                                                       At December 31,
                                                           -------------------------- ---------------
             Vessel Type by Geographic Market                 2000          2001           2002
----------------------------------------------------------------------- ------------- ---------------
Domestic, principally in the U.S. Gulf of Mexico:
    Anchor Handling Towing Supply.............................     7            4              5
    Crew......................................................    66           60             63
    Geophysical, Freight and Other............................     2            2              1
    Mini-Supply...............................................     6           23             29
    Supply and Towing Supply..................................    24           20             18
    Utility...................................................    61           62             42
                                                           ------------ ------------- ---------------
Total Domestic Fleet..........................................   166          171            158
                                                           ------------ ------------- ---------------

Latin America:
    Anchor Handling Towing Supply.............................     6            9              9
    Crew......................................................     6           10             10
    Mini-Supply...............................................     2            3              4
    Supply and Towing Supply..................................    18           20             19
    Utility...................................................     3            3              3
                                                           ------------ ------------- ---------------
                                                                  35           45             45
                                                           ------------ ------------- ---------------
North Sea:
    Anchor Handling Towing Supply.............................     -            2              3
    Standby Safety............................................    37           30             26
    Supply and Towing Supply..................................     4           15              9
                                                           ------------ ------------- ---------------
                                                                  41           47             38
                                                           ------------ ------------- ---------------
West Africa:
    Anchor Handling Towing Supply.............................     6            9              7
    Crew......................................................     8           11             13
    Supply and Towing Supply..................................    13           11             12
    Utility...................................................     2            -              -
                                                           ------------ ------------- ---------------
                                                                  29           31             32
                                                           ------------ ------------- ---------------
Asia:
    Anchor Handling Towing Supply.............................     6            6              3
    Crew......................................................     9            9             10
    Supply and Towing Supply..................................     5            6              6
                                                           ------------ ------------- ---------------
                                                                  20           21             19
                                                           ------------ ------------- ---------------
Other Foreign:
    Anchor Handling Towing Supply.............................     2            1              1
    Crew......................................................     1            1              -
    Geophysical, Freight and Other............................     1            1              1
    Supply and Towing Supply..................................    10            7              7
                                                           ------------ ------------- ---------------
                                                                  14           10              9
                                                           ------------ ------------- ---------------
Total Foreign Fleet...........................................   139          154            143
                                                           ------------ ------------- ---------------
Total Fleet...................................................   305          325            301
                                                           ============ ============= ===============

DOMESTIC. The Company is a major provider of vessel services primarily to the oil and gas exploration and production industry operating in the U.S. Gulf of Mexico. At December 31, 2002, the Company's U.S. fleet was comprised of 158 vessels, including 3 that participate in a joint venture. See "Joint Ventures" for discussion of joint venture vessel activity. Anchor handling towing supply, supply and towing supply, and certain of the Company's crew and mini-supply vessels support exploration activities while utility and certain of the Company's other crew and mini-supply vessels support production activities. A significant number of the Company's drilling support vessels generally service rigs operating in deep water. The Company's domestic vessels may also be employed in geophysical, freight and other special purpose operations. At December 31, 2002, 39 companies were operating approximately 357 supply and towing supply, 225 crew, 165 utility and mini-supply and 27 anchor handling towing supply vessels in the U.S. Gulf of Mexico.

LATIN AMERICA. The Company provides vessel services in Latin America for both exploration and production activities. At December 31, 2002, the Company owned, either directly or through joint ventures, and/or operated 45 vessels in this region, including 26 in Mexico, 8 in Trinidad and 11 in Brazil, Chile, Argentina and Venezuela. The Company's joint ventures owned 25 of its Latin American vessels and chartered-in an additional 12 vessels, 7 from the Company and 5 from other vessel owners. See "Joint Ventures" for discussion of joint venture vessel activities. A Brazilian customer also charters four vessels from the Company.

Operating conditions in Mexico are similar to those in the U.S. Gulf of Mexico; however, demand for vessels in Mexico has been affected historically, to a significant degree, by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company. At December 31, 2002, 9 companies were operating approximately 200 vessels from ports in Mexico.

Trinidad has continued to grow as an exporter of liquefied natural gas ("LNG"), which has resulted in increased offshore drilling activities necessary to supply LNG production facilities with natural gas feedstock. A major oil discovery in 2002 off the east coast of Trinidad is also expected to generate demand for vessels in the coming year. Demand for vessel services in Brazil, Argentina and Chile were steady throughout 2002 although lower in Venezuela. The Company presently operates one vessel in Venezuela through a joint venture. See "Joint Ventures" for discussion of joint venture vessel activity.

NORTH SEA. The Company's North Sea fleet, comprised of 38 vessels at December 31, 2002, provides principally standby safety, supply and anchor handling towing supply vessel services to platform and rig operators in the region, which encompasses offshore Norway, Denmark, the Netherlands, Great Britain and Ireland. The Company's fleet includes 5 standby safety vessels managed for third party owners and 3 additional standby safety vessels that participate in joint ventures. See "Joint Ventures" for discussion of joint venture vessel activities and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services" for discussion of managed vessel activity. At December 31, 2002, 8 companies were operating approximately 126 certified standby safety vessels in the North Sea and an additional 145 supply and 93 anchor handling towing supply vessels were working in this region.

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

WEST AFRICA. At December 31, 2002, the Company owned and/or operated and managed 31 vessels in this region, and one of its joint ventures bareboat chartered-out a vessel. See "Joint Ventures" for discussion of joint venture vessel activities. Approximately 50% of the Company's West African fleet operates from ports in Nigeria and the remainder of its vessels work from ports in Equatorial Guinea, Gabon, Cameroon, Congo, Angola, Guinea, and South Africa. Competition is very concentrated in West Africa with only 6 principal vessel operators managing approximately 240 vessels. The need for vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support.

ASIA. At December 31, 2002, the Company's Asian fleet was comprised of 19 vessels, including 10 vessels that participate in joint ventures. See "Joint Ventures" for discussion of joint venture vessel activities. At December 31, 2002, 17 companies were operating more than 250 vessels in this region in support of exploration, production, construction and special project activities.

OTHER FOREIGN. At December 31, 2002, nine of the Company's other foreign vessels operated from ports located in Egypt, Greece and France. Joint ventures own eight of these vessels and one vessel owned by the Company was bareboat chartered-out. See "Joint Ventures" for discussion of joint venture vessel activities.

     JOINT VENTURES

The Company has formed or acquired interests in offshore marine joint ventures to enter new markets, enhance its marketing capabilities and facilitate operations in certain foreign markets. These arrangements have allowed the Company to expand its fleet or marine-related operations while diversifying the risks and reducing the capital outlays associated with independent expansion. The table below sets forth, at the dates indicated, the various types of joint venture vessels that are owned and chartered-in from companies other than SEACOR.

                                                                           At December 31,
                                                            ----------------------------------------------
                       Vessel Type                              2000            2001            2002
----------------------------------------------------------  -------------   --------------  --------------
   Anchor Handling Towing Supply.........................            6               7               5
   Crew..................................................            9              12              15
   Geophysical, Freight and Other........................            1               1               1
   Mini-Supply...........................................            -               2               3
   Standby Safety........................................            9               3               3
   Supply and Towing Supply..............................           29              27              26
   Utility...............................................            3               2               2
                                                            -------------   --------------  --------------
                                                                    57              54              55(1)
                                                            =============   ==============  ==============

--------------------
(1) The fleet count at December 31, 2002 included 45 vessels in which the Company owned a 50% or less interest, 2 supply, 2 standby safety and 1 crew vessel in which the Company owned a majority interest and 5 additional vessels were chartered-into a minority owned joint venture.

TMM JOINT VENTURE. In 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") that is comprised of two corporations, Maritima Mexicana, S.A., a Mexican corporation, and SEAMEX International Ltd., a Liberian corporation, in each of which the Company owns a 40% equity interest. The TMM Joint Venture has enabled the Company to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for the Company's fleet in the region. At December 31,

2002, the TMM Joint Venture was comprised of 26 vessels, 15 owned and 11 chartered-in, including 6 vessels provided by the Company and 5 vessels provided by other vessels owners.

LOGISTICS JOINT VENTURE. The Company holds a 67% equity interest in Energy Logistics, Inc., a joint venture corporation that provides shorebase, marine transport and other supply chain management services in support of offshore exploration and production operations primarily in the U.S. Gulf of Mexico that was incorporated in 1996. Energy Logistics, Inc. owns Liberty Services, Inc. ("Liberty"), which has provided base services, equipment rental and personnel in support of the offshore energy industry for over 15 years. Energy Logistics, Inc. and Liberty (collectively referred to as "ELI") operate shorebase support facilities in Louisiana and employ vessels owned by the Company in its operations.

PELICAN JOINT VENTURE. In December 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns nine Fast Support Intervention Vessels. The Pelican fleet is currently employed in Asia. Penguin built eight of the nine Pelican vessels. Pelican currently has offices in Jakarta, Indonesia and Singapore.

OTHER JOINT VENTURES. At December 31, 2002, the Company participated in 9 additional joint ventures that provided vessel services to the oil and gas industry. The Company formed certain of these joint ventures and acquired its interest in other of these joint ventures with the acquisition of businesses and fleets of vessels. At December 31, 2002, these joint ventures owned 26 vessels, including 1 remaining to be sold under a joint venture's plan of liquidation, and chartered-in 1 vessel from the Company. The Company owns a majority interest in 2 of these joint ventures, which together own 5 vessels. Other joint venture vessels operate from ports in Trinidad, the U.S., Egypt, Chile, Argentina, Brazil, Greece, England, Gabon, Venezuela and Russia. An additional joint venture assists with management of the Company's vessels operating in Nigeria.

     CUSTOMERS AND CONTRACT ARRANGEMENTS

The Company offers offshore marine services to over 200 customers, including major integrated oil companies and large independent oil and gas exploration and production companies, and has enjoyed long standing relationships with many of them. The percentage of operating revenues attributable to any individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, the suitability of the Company's vessels for the customer's projects and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 2002, there was no one customer from whom the Company's offshore marine service segment earned 10% or more of its aggregate operating revenues.

The majority of the vessels in the Company's fleet are time chartered to customers pursuant to which the customer rents a vessel and the Company provides all necessary support for its safe and efficient operation. Vessel operating expenses are typically the responsibility of the Company except that generally the customer provides fuel and lubricants. In return for providing time charter services, the Company is paid a daily rate of hire. The Company also charters-out vessels from its fleet to customers under bareboat charter agreements. Pursuant to these agreements, the Company provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel's operating expenses and generally assumes all risk of operation. The daily rate of hire that the Company charges under a bareboat charter agreement is lower than that under a time charter agreement.

Customers for vessels generally award charters based on suitability and availability of equipment, price and reputation for quality service and duration of employment. Charter terms may vary from several days to several years.

     INDUSTRY HAZARDS AND INSURANCE

Vessel operations involve inherent risks associated with hazards, such as adverse weather conditions, collisions, fire, and mechanical failures, which may result in injury to personnel, damage to equipment, loss of operating revenues and increased costs. The Company maintains hull, liability, marine war risk, general liability, workers compensation and other insurance customary in the industry.

Recent terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties have led to significant increases in premiums paid by the Company for much of its insurance protection. There is no assurance that in the future the Company will be able to maintain its existing coverage or that it will not experience further substantial increases in premium. There can also be no assurance that the Company's liability coverage will be adequate to cover all potential claims that may arise.

     RISKS OF FOREIGN OPERATIONS

For the years ended December 31, 2000, 2001 and 2002 approximately 30%, 42% and 51%, respectively, of the Company's offshore marine service operating revenues were derived from its foreign operations. The Company's foreign offshore marine service operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, terrorist attacks, fluctuating currency values, hard currency shortages, controls of currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

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

     COMPETITION

The offshore marine service industry is highly competitive in each of the markets in which the Company operates. In addition to price, service and reputation, the principal competitive factors for fleets include the existence of national flag preference, operating conditions and intended use (all of which determine the suitability of vessel types), complexity of maintaining logistical support and the cost of transferring equipment from one market to another.

Although there are many suppliers of offshore marine services, management believes that, other than the Company, only Tidewater Inc. operates in all geographic markets and has a substantial percentage of the domestic and foreign offshore marine market in relation to that of the Company and its other competitors. See "Markets" for the number of competitors in the five principal geographical regions in which the Company operates.

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

FOREIGN REGULATION. The Company, through its subsidiaries, joint ventures and pooling arrangements, operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, the Netherlands, Bahamas, Greece, Panama, Liberia, the Philippines, Argentina, Trinidad, Mexico, the United Kingdom, and the Marshall Islands. The vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions to which the jurisdiction of registration of the vessels is a party. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in these foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the UK pursuant to the UK Safety Act.

ENVIRONMENTAL REGULATION. The Company's vessels routinely transport diesel fuel to offshore rigs and platforms and carry diesel fuel for their own use, certain bulk chemical materials used in drilling activities, rig-generated wastes for delivery to waste disposal contractors onshore, and liquid mud which contains oil and oil by-products. These operations are subject to a variety of federal and analogous state statutes concerning matters of environmental protection. Statutes and regulations that govern the discharge of oil and other pollutants onto navigable waters include the Oil Pollution Act of 1990, as amended ("OPA 90"), and the Clean Water Act of 1972, as amended (the "Clean Water Act"). The Clean Water Act imposes substantial potential liability for the costs of remediating releases of petroleum and other substances in reportable quantities. State laws analogous to the Clean Water Act also specifically address the accidental release of petroleum in reportable quantities.

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

"OTHER" BUSINESS SEGMENT

     ENVIRONMENTAL SERVICES

The Company's environmental service business provides contractual oil spill response and other professional services to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by OPA 90 and various state regulations. The Company's environmental services are provided primarily through its wholly-owned subsidiaries, National Response Corporation ("NRC"), International Response Corporation ("IRC") and The O'Brien's Group, Inc. These services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

The market for contractual oil spill response and other related training and consulting services grew substantially since 1990, when the United States Congress passed OPA 90 after the Exxon Valdez oil spill in Alaska. OPA 90 requires that all tank vessels operating within the Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the United States develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill. Over a decade since OPA 90's enactment, the market for these services has stabilized and has become very competitive for the numerous companies that now provide related services.

NRC owns and maintains specialized equipment that is positioned in designated areas to comply with regulations promulgated by the Coast Guard and has personnel trained to respond to oil spills as required by customers and regulations. NRC also owns 16 vessels and charters-in 2 vessels, which are outfitted with specialized equipment to respond to marine oil spills. When an oil spill occurs, the Company mobilizes the appropriate oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company has a network of independent oil spill response contractors that may assist it with the provisioning of equipment and personnel.

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

The Company offers its retainer services and oil spill response services primarily to the domestic and international maritime community and to owners of facilities such as refineries, pipelines, exploration and production platforms and tank terminals. In addition to its retainer customers, the Company also provides oil spill response services on one-time basis, including, under certain circumstances, the Coast Guard. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by the Company's customers in accordance with OPA 90 and various state regulations.

The Company operates its environmental service business internationally, primarily through IRC. Client services of IRC include oil spill response, training, exercise support and special projects in assessing risk of spills, response preparedness, strategies and resource requirements. International response services are currently provided in Southeast Asia, the Caribbean, the Middle East, West Africa and Latin America. Joint ventures have been formed with local partners in Thailand and Brazil to provide spill response and other services to multinational oil companies, governments and industries. Oil spill response and related consulting service revenues derived from foreign operations have not been material.

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

     INLAND RIVER SERVICES

The Company's inland river business was established in the third quarter of 2000 upon its acquisition of newly constructed inland river hopper barges ("barges") and was further expanded in December 2000 upon acquiring SCF Corporation ("SCF"), a company that owned and operated barges. SCF has been engaged in the business of operating and managing barges since 1983.

The Company's barges service the agriculture and industrial sectors within the United States that are strategically aligned along the Mississippi River and its tributaries. The principal cargoes carried by the Company's barges are grain and other bulk commodities. The Company's barges are each capable of transporting approximately 1,500 tons of cargo. The Company has decided to outsource barge movements to owners and/or operators of towboats, the source of power to move barges from one location to another along the river system. The combination of a towboat and barges is commonly referred to as a "tow." The number of barges comprising a tow depends on a variety of factors, including but not limited to the horsepower of the towboat, river conditions, the direction of travel and the load and empty mix of the tow.

The barge business has been consolidating for many years. Management believes that there are five major domestic companies that operate over 1,000 barges each. There are also three mid-sized barge companies that operate more than 500 but less than 1,000 barges. Approximately 77% of the barge capacity in the United States is held by the eight largest operators.

Since the inception of its inland river business, the Company has constructed 259 barges, and at December 31, 2002, the Company has contracts to acquire an additional 61 newly constructed barges in 2003. The following table sets forth the number of barges owned and operated by the Company as of December 31 for each of the years indicated.


          Barges               2000         2001         2002
------------------------------------------------------------------
Owned.....................       66           101          295
Joint Ventured............       11            11           11
Managed...................      204           226          229
                          ----------------------------------------
                                262           336          535
                          ========================================

     OFFSHORE AVIATION SERVICES

The Company has commenced offshore aviation operations through the acquisition of Houston-based Tex-Air. Through two separate cash transactions in January and July of 2002, the Company acquired 20 percent of the outstanding stock of Tex-Air for aggregate consideration of $0.2 million. The remaining 80 percent of Tex-Air's common stock was acquired on December 31, 2002 in a stock-for-stock transaction whereby the Company issued 68,292 shares of Common Stock, which then had an average market price of $43.84. As security for the selling stockholder's obligations under the purchase agreement, 6,097 shares issued pursuant to the transaction were deposited into escrow for a period of eighteen months. The selling stockholder of Tex-Air has the opportunity to receive additional consideration of up to $0.9 million based upon certain performance standards over a twenty-four month period following the date of acquisition.

Tex-Air was founded in March 1988 and provides helicopter transportation services primarily to oil and gas companies operating in the U.S. Gulf of Mexico. In addition, its aircraft are utilized in servicing the healthcare industry and are also used for seismic work, aerial photography and VIP transportation. Tex-Air also operates a Federal Aviation Administration ("FAA") approved maintenance repair station and an American Eurocopter Corporation factory-approved service center in Houston, Texas through which Tex-Air provides helicopter repair and refurbishment services to customers.

The following table sets forth the type and number of aircraft operated by the Company as of December 31, 2002:


                                                                 Passenger
       Manufacturer            Model        Number     Engine     Capacity
----------------------------------------------------------------------------
Eurocopter                AS355 N                1   Twin              5
Eurocopter                AS355 F2               2   Twin            5-6
Eurocopter                AS355 F1               1   Twin              5
Eurocopter                AS350 B2               7   Single          5-6
Eurocopter                AS350 B1               1   Single            5
Eurocopter                AS350 BA               4   Single            5
Eurocopter                AS350 B                2   Single            5
Eurocopter                EC 120 B              10   Single            4
Bell                      206 B Series           8   Single            4
                                          -----------
                                                36
                                          ===========

Tex-Air charters its helicopters to customers primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require incremental payments based on usage, have fixed terms ranging from one month to five years and generally are cancelable upon notice by either party in 30 days. Term contracts and day-to-day charter arrangements are generally non-cancelable without just cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. At December 31, 2002, Tex-Air had 22 helicopters operating under master service agreements or term contracts. The majority of Tex-Air's fleet operates in the U.S. Gulf of Mexico servicing offshore production facilities, which tend to provide a more stable revenue stream than servicing the exploration or construction phases of the oil and gas industry. The principal customers for Tex-Air's helicopter activities are major oil companies and offshore communication and production management companies.

The helicopter transportation business is highly competitive in the U.S. Gulf of Mexico. There are three major and several smaller competitors operating in this market. In addition, there are several oil and gas operators in the U.S. Gulf of Mexico that operate their own helicopter fleets. Tex-Air is the fourth largest independent helicopter company operating in the U.S. Gulf of Mexico. Contracts for helicopter services are usually obtained through competitive bids, the results of which are typically impacted by an operator's safety record, demonstrated reliability, price, type and availability of equipment and quality of service.

Tex-Air is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes as it carries persons and properties in its helicopters pursuant to a FAR Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations, and in this respect, has jurisdiction over Tex-Air personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the National Transportations Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards and, because of the use of radio facilities in its operations, Tex-Air is also subject to the Communications Act of 1934.

In general, helicopter operations are potentially hazardous and may result in incidents or accidents, the risks of which are inherent in the offshore transportation industry. These hazards may result in injury to personnel, loss of equipment and operating revenues. Tex-Air conducts training and safety programs to minimize these hazards. Tex-Air maintains insurance coverage for legal liabilities to other parties, as well as for damage to its aircraft. There can be no assurance that Tex-Air's liability coverage will be adequate to cover all potential claims that may arise. There is also no assurance that Tex-Air will be able to maintain its existing coverage or that operating revenues will not be negatively impacted by these hazards in the future.

Tex-Air is subject to federal, state and local laws and regulations relating to the protection of the environment. The nature of the business of operating and maintaining helicopters requires that Tex-Air use, store and dispose of materials that are subject to these laws and regulations. The environmental protection requirements have become more stringent in recent years; however, management believes these laws and regulations will not have a material adverse effect on the Company's business or financial condition.

     INVESTMENT IN CHILES

Chiles was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. The Company consolidated the reporting of financial information of Chiles from its inception in 1997 until its initial public offering of common stock in September 2000 (the "Chiles IPO"). As a consequence of the Chiles IPO, the Company's ownership interest in Chiles was reduced from 55.4% to 27.3%. Because its ownership interest declined below 50%, the Company ceased its consolidation of Chiles with that of its own and began accounting for its ownership interest in Chiles using the equity method.

The Chiles Merger, on August 7, 2002, resulted in the Company receiving $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock it owned at the time of the merger. The Company received $25.4 million and 3,176,646 shares of ENSCO's common stock, valued at $73.4 million on date of merger, and recognized an after-tax gain of $12.9 million, or $0.61 per diluted share. Following the Chiles Merger, the Company began accounting for the shares it owns of ENSCO as available-for-sale securities and now records changes in their market value each period as adjustments to other comprehensive income.

     OTHER ACTIVITIES

In 1998, the Company acquired an interest in the predecessor of Globe Wireless, L.L.C. ("Globe Wireless") and now owns, through its ownership of senior convertible preferred units, approximately 38% of the voting units issued by Globe Wireless. Globe Wireless operates a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides Satellite messaging services to the maritime industry.

Also in 1998, the Company entered into a joint venture with an established private ship-owning and ship-management company in which it owns a 50% interest. The joint venture currently owns and operates a 52,000 dwt handy-max bulk carrier that was built in 2001.

In addition, the Company, from time to time, makes investments in other related businesses.

     ENVIRONMENTAL COMPLIANCE

The Company's operations are subject to federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company makes necessary expenditures and seeks, in all material respects, to comply with these laws to avoid environmental damage. Compliance with existing environmental laws has not had a material adverse effect on the Company's operations. However, future changes in environmental regulations with respect to the oil and gas industry could adversely affect the Company.

     EMPLOYEES

As of December 31, 2002, the Company directly or indirectly employed approximately 3,400 individuals. Of those directly employed, approximately 1,490 work aboard offshore marine service segment vessels, 95 support offshore aviation flight operations, and 515 serve in administrative, shore support and managerial capacities, including 367 in the offshore marine business segment, 110 in the environmental business segment, 8 in the inland river business segment, 10 in the offshore aviation business segment and 20 corporate employees.

All indirect employees support vessel operations. In Nigeria, a joint venture company assists with vessel management and, at December 31, 2002, employed approximately 260 shipboard and 60 administrative, shore support and managerial personnel. Also at December 31, 2002, the Company's North Sea operations were provided 980 seamen through various manning agencies.

ITEM 2.  PROPERTIES

SEACOR's executive offices are located in Houston, Texas and New York, New York. Headquarters for the Company's offshore marine and offshore aviation business segments are located in Houston, Texas and headquarters for the Company's inland river and environmental business segments are located in St. Louis, Missouri and New York, New York, respectively.

The Company maintains additional facilities in support of all of its lines of business. Domestically, the offshore marine service segment's largest base of operation is located in Morgan City, Louisiana and adjacent communities that include administrative offices, warehouse facilities and a waterfront site for vessel dockage. Other domestic offshore marine service segment facilities are located primarily in Louisiana cities that serve as ports-of-call for many customers and represent strategically dispersed operating bases along the U.S. Gulf of Mexico. In its foreign operations, the offshore marine service segment maintains offices in the United Kingdom, Singapore, France and the Netherlands in support of its widely dispersed foreign fleet. The environmental service segment maintains offices in 14 cities, primarily located in the U.S. The inland river and offshore aviation business segments have facilities along the U.S. Gulf of Mexico coast. The Company believes that its facilities, including waterfront locations used for vessel dockage and the undertaking of certain vessel repair work, provide an adequate base of operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal and other proceedings, which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company at December 31, 2002 were as follows:

             Name                           Age                                           Position
--------------------------------     ------------------       -------------------------------------------------------------
Charles Fabrikant                           58                Chairman of the Board of Directors,
                                                              President and Chief Executive Officer
Randall Blank                               52                Executive Vice President, Chief Financial
                                                              Officer and Secretary
Milton Rose                                 58                Vice President
Rodney Lenthall                             57                Vice President
Lenny Dantin                                50                Vice President and Chief Accounting Officer
Dick Fagerstal                              42                Senior Vice President, Corporate Development and Treasurer
Alice Gran                                  53                Vice President and General Counsel
Andrew Strachan                             55                Vice President


Charles Fabrikant has been Chairman of the Board and Chief Executive Officer of SEACOR and has served as a director of certain of SEACOR's subsidiaries since December 1989. He has been President of SEACOR since October 1992. For more than five years preceding its acquisition by SEACOR in December 2000, Mr. Fabrikant served as Chairman of the Board and Chief Executive Officer of SCF. For more than the past five years, Mr. Fabrikant has been the President of Fabrikant International Corporation ("FIC"), a privately owned corporation engaged in marine operations and investments that may be deemed an affiliate of the Company. Mr. Fabrikant is a director of Globe Wireless, and prior to the Chiles Merger, Mr. Fabrikant served as Chairman of the Board of Chiles. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

Randall Blank has been Executive Vice President and Chief Financial Officer of SEACOR since December 1989 and has been the Secretary since October 1992. From December 1989 to October 1992, Mr. Blank was Treasurer of SEACOR. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since January 1990 and, since October 1997, has been the Chief Executive Officer of the Company's environmental service segment. Mr. Blank is a director of Globe Wireless, and prior to the Chiles Merger, Mr. Blank served as a director of Chiles.

Milton Rose has been a Vice President of SEACOR and President and Chief Operating Officer of its Americas Division since January 1993. Mr. Rose also serves as a director of various SEACOR joint ventures. From 1985 to January 1993, Mr. Rose was Vice President-Marine Division for Bay Houston Towing Company, a provider of ship docking and contract towing services.

Rodney Lenthall has been a Vice President of SEACOR and President of its International Division since November 2000. In addition, Mr. Lenthall has been a director of certain SEACOR subsidiaries since May 1998 and of Globe Wireless since 1999. Mr. Lenthall was CEO of OIL Ltd. from 1990 to 1998, and a director of the parent company, Ocean Group PLC, a major UK transport company, from 1993 until April 1998. Mr. Lenthall served as a consultant to the Company from May 1998 until November 2000. He is also a supervisory board director of Viktor Lenac Shipyard, Croatia and Chairman of The Shipowners P&I Club (Luxembourg).

Lenny Dantin has been Vice President and Chief Accounting Officer of SEACOR since March 1991. From October 1992 to May 2000, Mr. Dantin was Treasurer of SEACOR. In addition, Mr. Dantin has been an officer and director of certain of SEACOR's subsidiaries since January 1990. Since 1994, Mr. Dantin has been a director of the two companies comprising the TMM Joint Venture.

Dick Fagerstal has served as Senior Vice President, Corporate Development since February 2003 and has served as Treasurer since May 2000. From August 1997 to February 2003, Mr. Fagerstal served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain of SEACOR's subsidiaries since August 1997. Prior to the Chiles Merger, Mr. Fagerstal served as a director, Senior Vice President and Chief Financial Officer of Chiles. From February 1986 to August 1997, Mr. Fagerstal served as a bank officer for the New York office of Den norske Bank ASA.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

SEACOR's Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "CKH." Set forth in the table below for the periods presented are the high and low sale prices for SEACOR's Common Stock.

                                                                           HIGH             LOW
                                                                        ------------     ----------
     Fiscal Year Ending December 31, 2001:
       First Quarter...........................................           54.5000         44.5000
       Second Quarter..........................................           49.2800         43.0000
       Third Quarter...........................................           48.1500         34.5100
       Fourth Quarter..........................................           47.5000         34.2500

     Fiscal Year Ending December 31, 2002:
       First Quarter...........................................           50.1900         40.1000
       Second Quarter..........................................           51.7000         44.3000
       Third Quarter...........................................           47.9800         37.0500
       Fourth Quarter..........................................           44.5000         37.7500

     Fiscal Year Ending December 31, 2003:
       First Quarter (through March 21, 2003)..................           44.8400         34.2700


As of March 21, 2003, there were 353 holders of record of Common Stock.

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

                                                                           Year Ended December 31,
                                                   -------------------------------------------------------------------------
                                                       1998           1999           2000           2001           2002
                                                   -------------  -------------  -------------  -------------  -------------
INCOME STATEMENT DATA:
Operating Revenues...............................$      385,791  $     289,425  $     339,941  $     434,790 $      403,158
Costs and Expenses:
   Operating expenses............................      187,722        166,786        201,452        234,551        249,892
   Administrative and general....................       36,102         34,744         39,548         49,980         53,265
   Depreciation and amortization.................       36,449         41,282         51,189         58,324         56,244
                                                   -------------  -------------  -------------  -------------  -------------
Operating Income.................................      125,518         46,613         47,752         91,935         43,757
Net interest income (expense)....................        2,548         (1,835)       (10,027)        (8,452)        (8,231)
Income from equipment sales or retirements, net..       38,338          1,677          7,628          9,030          8,635
Other income (expense)(1)........................        6,492         (2,939)        16,305         11,208         24,319
                                                   -------------  -------------  -------------  -------------  -------------
Income before income taxes, minority interest,
   equity in net earnings of 50% or less owned
   companies and extraordinary item..............      172,896         43,516         61,658        103,721         68,480
Income tax expense...............................       60,293         15,249         20,580         36,058         23,852
                                                   -------------  -------------  -------------  -------------  -------------
Income before minority interest, equity in
   net earnings of 50% or less owned
   companies and extraordinary item..............      112,603         28,267         41,078         67,663         44,628
Minority interest in (income) loss of
   subsidiaries..................................       (1,612)         1,148         (3,393)          (372)          (226)
Equity in net earnings (losses) of 50% or
    less owned companies.........................       13,627            330         (3,565)         4,306          3,705
                                                   -------------  -------------  -------------  -------------  -------------
Income before extraordinary item.................      124,618         29,745         34,120         71,597         48,107
Extraordinary  item - gain (loss) on extinguishment
of debt, net of tax..............................        1,309          1,191              -           (896)        (1,520)
                                                   -------------  -------------  -------------  -------------  -------------
Net income.......................................$     125,927  $      30,936  $      34,120  $      70,701  $      46,587
                                                   =============  =============  =============  =============  =============
Income before Extraordinary Item(2) :
      Basic earnings per common share............$        6.32  $        1.66  $        2.02  $        3.68  $        2.41
      Diluted earnings per common share..........         5.45           1.64           1.92           3.47           2.35

STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities.........$     122,141  $      47,872  $      65,251  $     111,420  $      66,795
   Cash provided by (used in) investing
      activities.................................     (149,202)        39,779        (31,012)       (76,638)         6,167
   Cash provided by (used in) financing
      activities.................................       27,308        (82,686)        14,222        (77,455)        87,205

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents, marketable securities
      and construction reserve funds.............$     439,204  $     273,499  $     347,159  $     258,055  $     525,931
   Total assets..................................    1,257,975      1,196,991      1,132,730      1,298,138      1,487,107
   Long-term debt................................      472,799        465,661        377,955        256,675        402,118
   Stockholders' equity..........................      542,782        508,130        552,552        743,698        804,951

-----------------------
(1) In 2000, 2001 and 2002, other income included gains and losses from the sale of marketable securities, derivative transactions, the sale of investments in 50% or less owned companies and net foreign currency gains (losses). In 2000, other income additionally included a gain upon the sale of shares of Chiles. In 2002, other income additionally included gains resulting from the Chiles Merger.

(2) Computations of basic and diluted income before extraordinary item per common share give effect for SEACOR's June 15, 2000 three-for-two stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Through its subsidiaries and joint venture arrangements, the Company's principal business segment is primarily dedicated to operating a diversified fleet of offshore support vessels that service oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa and Asia. The Company's vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, vessels service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, the Company's offshore marine service business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and production operations.

The Company is also a leading provider of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company operates an inland river barge business, and until the Chiles Merger on August 7, 2002, the Company held a 23.8% equity interest in Chiles, a former owner and operator of ultra-premium jackup drilling rigs. On December 31, 2002, the Company completed the acquisition of Tex-Air, a company providing helicopter transportation services primarily to oil and gas companies operating in the U.S. Gulf of Mexico.

OFFSHORE MARINE SERVICES

The Company's offshore marine service segment provides marine transportation, logistics and related services primarily dedicated to supporting oil and gas exploration and production.

Since its inception, the Company has actively monitored opportunities to buy and sell vessels to maximize the overall utility and flexibility of its fleet. Fleet growth has occurred principally through the purchase of vessels from competitors and equity holdings in joint ventures that own vessels and through construction of new equipment. Since 1997 and in support of fleet expansion, the Company has regularly deposited proceeds from the sale of many of its vessels into construction reserve fund accounts for the express purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of those vessels. See "Liquidity and Capital Resources - Cash and Marketable Securities" for additional discussion of construction reserve funds.

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

Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of marine vessels, which are closely aligned with the level of exploration and development of offshore areas. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices, which in turn are related to the demand for petroleum products and the current availability of oil and gas resources.

Over the three year period from 2000 through 2002, demand for offshore rigs peaked in March 2001 at 470 rigs and declined to approximately 420 rigs at year end 2001, where it has remained through year end 2002. The decline in offshore rig demand has been greatest in the U.S. Gulf of Mexico. Drilling activity has traditionally been linked to the cash flow of oil and gas companies, which is directly related to oil and natural gas commodity prices. High oil and natural gas prices have historically resulted in greater drilling activity, which increases the demand for the Company's services. The decline in rig demand since 2001 has tracked oil and natural gas commodity prices until recently. Although oil and natural gas prices have increased during the second half of 2002 and risen further in 2003, this has yet to produce an increase in drilling activity. While the Company remains hopeful that drilling demand will pick-up in 2003, the year began with less offshore activity than during the same period in 2002 in most of the major markets in which the Company operates.

The table below sets forth rates per day worked and utilization data for the Company's fleet during the periods indicated.

                                                                       Year Ended December 31,
                                                            ----------------------------------------------
                          Fleet                                 2000            2001            2002
----------------------------------------------------------  -------------   --------------  --------------
Rates per Day Worked ($):(1)(2)
   Anchor Handling Towing Supply.........................       11,410          13,548          13,067
   Crew..................................................        2,645           3,313           3,216
   Geophysical, Freight and Other........................        5,341           5,406               -
   Mini-Supply...........................................        2,041           3,071           2,854
   Standby Safety........................................        5,328           5,448           5,935
   Supply and Towing Supply..............................        5,251           7,771           7,985
   Utility...............................................        1,609           1,895           1,755
Overall Utilization (%):(1)
   Anchor Handling Towing Supply.........................         70.7            84.6            78.2
   Crew..................................................         94.3            93.4            80.3
   Geophysical, Freight and Other........................         60.4            51.8               -
   Mini-Supply...........................................         92.9            91.7            86.9
   Standby Safety........................................         79.0            87.3            87.4
   Supply and Towing Supply..............................         74.1            88.8            88.1
   Utility...............................................         55.0            56.1            60.6
       Overall Fleet.....................................         75.7            81.1            78.5

--------------
(1) Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with the Company, minority-owned joint venture vessels and managed vessels and include vessels bareboat and time chartered-in by the Company.

(2) Revenues for certain of the Company's vessels included in the calculation of rates per day worked, primarily its North Sea fleet, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.


From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the lessee ("charterer") is responsible for all crewing, insurance, and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance, and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are earned at similar rates. However, operating expenses associated with vessels that are bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

The Company earns operating revenues primarily from the time or bareboat charter-out of vessels, which are owned or bareboat or time chartered-in. Operating revenues earned from the bareboat charter-out of vessels are generally lower than for vessels owned and operated or bareboat chartered-in by the Company, because vessel expenses, normally recovered through charter revenue, are the burden of the charterer. At various times, the Company provides management services to other vessel owners. Charter revenues and vessel expenses of managed vessels are not included in operating results, but the Company does recognize a management fee in operating revenues.

The table below sets forth the Company's fleet structure at the dates indicated.

                                                                           At December 31,
                                                             --------------------------------------------
                     Fleet Structure                             2000            2001           2002
-----------------------------------------------------------  --------------  -------------  -------------
Domestic:
   Owned......................................................      146             146            119
   Bareboat Chartered-in(1)...................................       18              23             36
   Managed....................................................        -               -              -
   Joint Ventures and Pools(2)................................        2               2              3(3)
                                                             --------------  -------------  -------------
                                                                    166             171            158
                                                             --------------  -------------  -------------
Foreign:
   Owned......................................................       71              88             81
   Bareboat Chartered-in(1)...................................        3               2              4
   Managed....................................................        5              12              6
   Joint Ventures and Pools(2)................................       60              52             52(3)
                                                             --------------  -------------  -------------
                                                                    139             154            143
                                                             --------------  -------------  -------------
                                                                    305             325            301
                                                             ==============  =============  =============

--------------------
(1) The number of vessels chartered-in by the Company has increased since 1999 due primarily to sale-leaseback transactions.

(2)  See "Item 1. Business - Joint Ventures and Pooling Arrangements."

(3) There were no domestic and foreign pooled vessels at December 31, 2002. Of those vessels which are joint ventured, 45 participated in joint ventures in which the Company owned less than a majority interest, 5 participated in joint ventures in which the Company owned the majority interest and 5 were chartered-in.


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

Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers required drydocking of selected vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular fiscal year or put through survey a disproportionate number of older and/or larger vessels, which typically have higher drydocking costs, comparative results may be affected. For the years ended December 31, 2000, 2001 and 2002, drydocking costs totaled $7.3 million, $10.1 million and $12.9 million, respectively. During those same periods, the Company completed the drydocking of 80, 99 and 84 marine vessels, respectively.

The number of main propulsion engine overhauls performed in any year particularly affects engine repair expenses, which are also a significant component of the Company's vessel maintenance costs. In recent years, the Company has generally removed older-lower horsepower main propulsion engine vessels from its fleet and has replaced them with newer-higher horsepower main propulsion engine vessels. This change in fleet mix has particularly occurred with the Company's introduction of the new aluminum constructed Fast Support Intervention Vessels, in which main propulsion engines may total 9,000 horsepower and exceed the horsepower of older crew vessels sold from the fleet by as much as 7,000 horsepower. Should the Company undertake a greater number of scheduled main propulsion engine overhauls and/or have an increase in emergency engine repairs in a fiscal year, comparative results may be affected. For the years ended December 31, 2000, 2001 and 2002, main propulsion engine repair expenses totaled $13.2 million, $15.2 million and $16.8 million, respectively.

The Company believes that recent terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties have resulted in significant increases in the Company's cost to insure liabilities to other parties and damage to its vessels and other property. The combined effect of rising insurance premiums and the assumption by the Company of higher deductible limits is presently expected to increase operating expenses in 2003 by an amount between $3.3 million and $5.5 million. There is no assurance that in the future the Company will be able to maintain its existing coverage or that it will not experience further substantial increases in premiums.

At December 31, 2002, the Company had 36 vessels bareboat chartered-in pursuant to sale-leaseback transactions that have been accounted for as operating leases for financial reporting purposes. Income realized from the sale component of these transactions has been deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms. Charter-in expense, net of deferred income amortization, resulting from sale-leaseback transactions totaled $3.3 million in 2000, $11.0 million in 2001 and $14.5 million in 2002. Proceeds from vessels sold pursuant to sale-leaseback transactions have been deposited into joint depository construction reserve fund accounts with the Maritime Administration for purposes of acquiring newly constructed vessels and qualifying for temporary deferral of taxable gains realized from the sale of those vessels. See "Liquidity and Capital Resources - Cash and Marketable Securities" for additional discussion of construction reserve funds.

In early 2002, the Company removed 15 utility vessels from service, considering them held for sale assets pursuant to standards that govern accounting for long-lived asset disposal. These vessels range in length from 96 feet to 120 feet, approximate 20-22 years of age, and had an aggregate carrying value of $1.4 million. As of early 2003, 13 of these vessels remain unsold, and due to the passage of time, no longer meet accounting standards that permit their classification as held for sale assets. Although the Company will continue to market these vessels for sale, depreciation will resume on their carrying amount, adjusted for any depreciation expense that would have been recognized had the vessels been continuously classified as held and used over the past year. These retired vessels have been excluded from utilization statistics and fleet counts.

A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period.

"OTHER" BUSINESS SEGMENT

     ENVIRONMENTAL SERVICES

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

Spill response revenues and related operating profits are dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal period. Consequently, spill response revenues and operating profits can vary greatly between comparable periods and the revenues from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities relate primarily to payments to sub-contractors for labor, equipment and materials and direct charges to the Company for equipment and materials.

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

     INLAND RIVER SERVICES

The Company's inland river business earns operating revenues primarily from voyage affreightments under which customers are charged for a committed space to transport cargo for a specific time from a point of origin to a destination at an established rate per ton. The Company also earns operating revenues while cargo is stored aboard barges and when barges are chartered-out to third parties. Barge operating expenses are typically differentiated between those directly related to voyages and all other barge operating costs. Voyage expenses primarily include towing, switching, fleeting and cleaning costs; whereas, non-voyage related operating expenses include such costs as repairs, insurance and depreciation.

A majority of the barges owned by the Company and certain of those managed for third parties participate in two pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to respective participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in the pool.

     OFFSHORE AVIATION SERVICES

Tex-Air derives the majority of its operating revenues from service contracts with major integrated and independent oil and gas companies, primarily in the production phase of the oil and gas cycle. The number and type of helicopters in Tex-Air's fleet, the utilization of that fleet and the rates of hire Tex-Air is able to obtain in the market primarily influence operating revenues. Rates and utilization are a function of demand for and availability of helicopters, which are closely aligned with the level of exploration, development and production in the U.S. Gulf of Mexico. The level of exploration, development and production is affected by both short-term and long-term trends in oil and gas prices that, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. At December 31, 2002, Tex-Air's fleet consisted of 36 helicopters, of which 22 helicopters were committed for hire under customer contracts.

Operating expenses are primarily a function of fleet size and utilization levels. The majority of Tex-Air's operating expenses consist of wages and related benefits, insurance, repairs and maintenance and equipment leases.

     INVESTMENT IN CHILES

The Company consolidated the reporting of financial information of drill rig operator Chiles, as a consequence of its majority ownership of Chiles, from Chiles' inception in 1997 until the Chiles IPO. On September 22, 2000, Chiles completed the Chiles IPO. Upon the Chiles IPO, the Company's ownership interest in Chiles was reduced from 55.4% to 27.3%, at which point the Company ceased consolidating Chiles's financial condition, results of operations and cash flows and began accounting for its interest in Chiles using the equity method. Following the Chiles Merger in August 2002, the Company began accounting for the shares of ENSCO it acquired in the Chiles Merger as available-for-sale securities and now records changes in their market value each period as adjustments to other comprehensive income.

Chiles derived its operating revenues primarily from drilling wells for oil and gas operators. Its rig operating expense consisted primarily of crew costs, insurance, inspections, repair and maintenance and other related costs. General and administrative expenses consisted primarily of corporate and safety management, administration, marketing, financial and legal expenses.

     OTHER ACTIVITIES

Other activities primarily relate to the Company's ownership interest in Globe Wireless, a handy-max bulk carrier joint venture, and Strategic Software Limited, whose principal activity is to develop and sell software to the ship brokerage and shipping industry. The Company, from time to time, may make investments in other related businesses.

CRITICAL ACCOUNTING POLICIES

GENERAL. Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles; whereas, in other circumstances, the Company is required to make estimates, judgements and assumptions that we believe are reasonable based upon information available. The Company bases its estimates and judgements on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The Company believes that of its significant accounting policies, as discussed in its footnotes to the consolidated financial statements, the following may involve a higher degree of judgement and complexity.

REVENUE RECOGNITION. Operating revenues are earned primarily from the offshore marine service segment's time and bareboat charter-out of vessels. Operating revenues are recognized when persuasive evidence of an arrangement exists, the service has been delivered, fees are fixed and determinable, collectibility is probable and when other significant obligations have been fulfilled.

RESERVES FOR DOUBTFUL ACCOUNTS RECEIVABLE. The Company extends short-term credit to its customers who are primarily major and large independent oil and gas exploration companies. Although credit risks are considered minimal, the Company regularly reviews amounts owing to the Company from customers and adjusts its reserve for probable doubtful accounts receivable.

PURCHASE ACCOUNTING AND GOODWILL. Purchase accounting requires extensive use of estimates and judgement to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are included in operating results. The cost of an enterprise acquired in a business combination includes the direct cost of the acquisition. The operating results of entities acquired are included in the Company's consolidated statements of income from the completion date of the applicable transaction.

In recording various business combinations, the Company has assigned the excess of the cost of its acquired enterprises over the sum of the amounts assigned to the identifiable assets acquired less liabilities assumed to goodwill, the balance of which totaled $28.3 million at December 31, 2002. In 2001 and prior years, the Company amortized goodwill to expense over the expected benefit period, ranging from 10 to 22 years. Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standard requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002.

The Company's goodwill has primarily resulted from the acquisition of environmental and offshore marine businesses. The Company has performed its annual impairment test of goodwill based upon carrying values as of December 31, 2002 and has determined there was no goodwill impairment. The implied fair values of the applicable reporting units were determined by employing comparable company and present value techniques to estimate the fair value of related groups' net assets. Estimates used in discounted cash flow projections were consistent with the most recent budgets and plans used by management and incorporated consideration of industry trends. There were many assumptions and estimates employed in determining the implied fair value of each reporting unit, including among other, the projection of vessels' rates per day worked, vessels' utilization, plans for vessel acquisitions and dispositions and operating expenses. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results. After-tax goodwill amortization for each of the twelve month periods ending December 31, 2000 and 2001 was $0.9 million, or $0.04 per diluted share, and $2.1 million, or $0.10 per diluted share, respectively.

FAIR VALUE OF DERIVATIVE INSTRUMENTS. Derivative instruments are recorded at fair value and except for those transactions that are effective hedges for accounting purposes in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," gains and losses are included in the determination of net income. The derivative contracts recorded in the Company's consolidated balance sheets are stated at their fair values, the determination of which the Company acquired from third parties that regularly conduct business in the derivative contracts, which we have negotiated. Future adverse changes in the market price for the underlying notional amounts of the Company's derivative contracts may result in losses in the Company's statement of income or other comprehensive income, if hedge accounting criteria are met.

INVESTMENTS. The Company holds less than majority investments in, and has receivables from, strategically aligned companies that totaled $61.4 million at December 31, 2002. The Company employs the equity method of accounting for investments in common stock when such investments in voting stock gives it the ability to exercise significant influence over operating and financial policies of a company even though it holds 50% or less of the voting stock. Significant influence is generally deemed to exist if the Company owns between 20% and 50% of an entity's voting stock, although the ability to exercise influence may be indicated in several ways even when such investments are below 20%. The Company also holds a $1.2 million investment, carried at cost, in a private company over which it does not have the ability to exercise significant influence nor does it own greater than 20% of the entity's voting stock. The Company may record investment impairment charges when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company depreciates its vessels over 20 to 25 years from date of original construction, except for standby safety vessels where it has chosen a useful life of 30 years. In assigning depreciable lives to its vessels, the Company has considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other economic factors that could impact commercial viability. Furthermore, salvage value, an amount typically expected to be recovered through sale upon vessel retirement, approximates 10% of cost. To date, the Company's experience confirms that these policies are reasonable, although, there may be events or changes in circumstances in the future that indicate the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel's carrying amount should be assessed might include (i) a significant decrease in the market value of a vessel, (ii) a significant adverse change in the business climate that could affect the value of a vessel and (iii) current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with a vessel. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, the Company would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the vessel, the Company would be required to recognize an impairment loss.

INCOME TAXES. At December 31, 2002, the Company had not provided for U.S. income taxes with respect to $31.6 million of undistributed earnings of certain non-U.S. subsidiaries and 50% or less owned companies as it is the Company's intention to indefinitely invest these earnings abroad. Should a remittance of these earnings be expected in the foreseeable future, the Company would then be required to provision for the related U.S. income tax consequences.

FOREIGN CURRENCY TRANSACTIONS. The Company accounts for its foreign operations in accordance with SFAS 52, "Foreign Currency Translation." The Company is particularly exposed to the impact of currency exchange rate fluctuations in the United Kingdom, where certain of its wholly-owned subsidiaries operate offshore vessels and whose functional currency, the primary currency in which the wholly-owned subsidiaries conduct their business, is Pounds Sterling. Through these operations, the Company is subject to foreign currency translation adjustments, an inherent result of the process of translating foreign entities' financial statements from their functional currency to the U.S. dollar, which are included in Accumulated Other Comprehensive Income.

SEACOR has made advances to certain of its wholly-owned subsidiaries, whose functional currency is Pounds Sterling. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. Until repaid, accounting standards require that changes in the value of the intercompany loans due to fluctuations in the exchange rate from the transaction date until the settlement date with respect to these intercompany loans be included in the determination of net income.

The Company is also exposed to transaction gains and losses that result from the effect of exchange rate changes on transactions denominated in currencies other than in the functional currency of any SEACOR subsidiary.

If it should be determined that the functional currency of a foreign subsidiary should be changed to U.S. dollars, the accumulated currency translation adjustments that apply to the subsidiary would be retained in Accumulated Comprehensive Income until the subsidiary is sold or substantially liquidated. Further, nonmonetary assets owned by the subsidiary at the end of the period immediately prior to the change would be translated in subsequent periods at the exchange rate that was current at the end of that period. If the subsidiary were sold or substantially liquidated, the cumulative translation adjustment attributable to that subsidiary would then be removed from Accumulated Other Comprehensive Income and be included in determining the gain or loss recognized on the sale or liquidation of that investment.

RESULTS OF OPERATIONS

The following table sets forth the operating revenues and profits of the Company's offshore marine service business and combines similar results for its environmental and inland river businesses and for Chiles from 2000 until the Chiles IPO in an "Other" reporting category, as they do not meet accounting standards for separate disclosure. In prior years, the environmental service business was reported as a separate segment but no longer meets criteria for reporting segregation pursuant to accounting standards. Operating results of the Company's offshore aviation business does not appear in the following table as this business segment was acquired on December 31, 2002.

The Company evaluates business performance based upon operating profit plus any income and losses from equipment sales and retirements, the sale of interests in 50% or less owned companies and foreign currency translation and equity in earnings and losses of 50% or less owned companies, but excluding, interest income and expense, gain from Chiles Merger, gain upon sale of shares of Chiles, gains or losses from derivative transactions and the sale of marketable securities, corporate expenses, income taxes and minority interest in income or losses of subsidiaries. Operating profit is defined as Operating Income as reported in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Income" included in Part IV of this Annual Report on Form 10-K excluding corporate expenses and net of certain other income and expense items. The disaggregation of financial results has been prepared using a management approach. Segment assets exclude those which the Company considers to be of a corporate nature, including unrestricted cash, marketable securities, certain other assets and property and equipment related to corporate activities.

                                                                 Twelve Month Period Ending December 31,
                                                               --------------------------------------------
                            2000                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers.........................................$     276,473  $      63,468   $     339,941
  Intersegment................................................         458              -             458
  Elimination.................................................           -           (458)           (458)
                                                               -------------  --------------  -------------
                                                             $     276,931  $      63,010   $     339,941
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      35,403  $      18,470   $      53,873
  Income from Equipment Sales and Retirements, net............       7,616             13           7,629
  Equity in Net Losses of 50% or Less Owned Companies.........        (396)        (4,590)        (4,986)
  Other, primarily Foreign Currency Exchange Losses, net......      (1,573)             -         (1,573)
                                                               -------------  --------------  -------------
                                                             $      41,050  $      13,893          54,943
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST, EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Net Interest Expense.......................................                                    (10,027)
   Derivative Income, net.....................................                                      6,292
   Gains from Sale of Marketable Securities, net..............                                      7,562
   Gain upon Sale of Shares of Chiles.........................                                      4,023
   Corporate Expenses.........................................                                     (6,121)
   Equity in Net Losses of 50% or Less Owned Companies........                                      4,986
                                                                                              -------------
                                                                                            $      61,658
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned
    Companies................................................$      43,078  $      94,616   $     137,694
  Other Segment Assets........................................     635,208         49,783         684,991
                                                               -------------  --------------  -------------
                                                             $     678,286  $     144,399         822,685
                                                               =============  ==============
  Corporate...................................................                                    310,045
                                                                                              -------------
                                                                                            $   1,132,730
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      46,824  $      26,814   $      73,638
                                                               =============  ==============
  Corporate...................................................                                        112
                                                                                              -------------
                                                                                            $      73,750
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      41,910  $       9,253   $      51,163
                                                               =============  ==============
  Corporate...................................................                                         26
                                                                                              -------------
                                                                                            $      51,189
-----------------------------------------------------------------------------------------------------------


                                                                 Twelve Month Period Ending December 31,
                                                               --------------------------------------------
                            2001                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES:
  External Customers.........................................$     398,345  $      36,445   $     434,790
  Intersegment................................................         778              -             778
  Elimination.................................................           -           (778)           (778)
                                                               -------------  --------------  -------------
                                                             $     399,123  $      35,667   $     434,790
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      96,821  $       4,245   $     101,066
  Income (Loss) from Equipment Sales or Retirements, net......       9,180           (150)          9,030
  Gain from Sale of Interest in 50% or Less Owned Companies...         201              -             201
  Equity in Net Earnings of 50% or Less Owned Companies.......       5,181          1,111           6,292
  Other, primarily Foreign Currency Exchange Gains, net.......       1,183              8           1,191
                                                               -------------  --------------  -------------
                                                             $     112,566  $       5,214         117,780
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST, EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Net Interest Expense.......................................                                     (8,452)
   Derivative Income, net.....................................                                      4,127
   Gains from Sale of Marketable Securities, net..............                                      5,689
   Corporate Expenses.........................................                                     (9,131)
   Equity in Net Earnings of 50% or Less Owned Companies......                                     (6,292)
                                                                                              -------------
                                                                                            $     103,721
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50%or Less Owned
    Companies................................................$      49,618  $     104,209   $     153,827
  Other Segment Assets........................................     875,148         60,722         935,870
                                                               -------------  --------------  -------------
                                                             $     924,766  $     164,931       1,089,697
                                                               =============  ==============
  Corporate...................................................                                    208,441
                                                                                              -------------
                                                                                            $   1,298,138
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      92,495  $      14,903   $     107,398
                                                               =============  ==============
  Corporate...................................................                                         47
                                                                                              -------------
                                                                                            $     107,445
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      52,871  $       5,398   $      58,269
                                                               =============  ==============
  Corporate...................................................                                         55
                                                                                              -------------
                                                                                            $      58,324
-----------------------------------------------------------------------------------------------------------

                            2002
-------------------------------------------------------------
OPERATING REVENUES :
  External Customers.........................................$     367,702  $      35,456         403,158
  Intersegment................................................         267              -             267
  Elimination.................................................           -           (267)           (267)
                                                               -------------  --------------  -------------
                                                             $     367,969  $      35,189   $     403,158
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      49,598  $       5,324          54,922
  Income from Equipment Sales or Retirements, net.............       8,625             10           8,635
  Equity in Net Earnings (Losses) of 50% or Less Owned
    Companies.................................................       5,995         (2,796)          3,199
  Other, primarily Foreign Currency Exchange Gains, net.......       6,307            118           6,425
                                                               -------------  --------------  -------------
                                                             $      70,525  $       2,656          73,181
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST, EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Net Interest Expense.......................................                                     (8,231)
   Derivative Loss, net.......................................                                     (5,043)
   Gains from Sale of Marketable Securities, net..............                                      3,218
   Gain from Chiles Merger....................................                                     19,719
   Corporate Expenses.........................................                                    (11,165)
   Equity in Net Earnings of 50% or Less Owned Companies......                                     (3,199)
                                                                                              -------------
                                                                                            $      68,480
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50%or Less Owned
    Companies................................................$      39,155  $      22,204   $      61,359
  Other Segment Assets........................................     891,172         99,362         990,534
                                                               -------------  --------------  -------------
                                                             $     930,327  $     121,566       1,051,893
                                                               =============  ==============
  Corporate...................................................                                    435,214
                                                                                              -------------
                                                                                            $   1,487,107
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      94,037  $      45,273   $     139,310
                                                               =============  ==============
  Corporate...................................................                                        396
                                                                                              -------------
                                                                                            $     139,706
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      50,846  $       5,165   $      56,011
                                                               =============  ==============
  Corporate...................................................                                        233
                                                                                              -------------
                                                                                            $      56,244
-----------------------------------------------------------------------------------------------------------

Revenues attributed to geographic areas were based upon the country of domicile for offshore marine and drilling service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate from time to time between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented in thousands of dollars for the years ending December 31.

                                                       2000            2001           2002
                                                   ------------   -------------   ------------
Revenues:
   United States of America...................  $     236,841  $     267,195   $     212,291
                                                   ------------   -------------   ------------
   Foreign:
     United Kingdom...........................         39,565         74,477          83,033
     Nigeria..................................         15,544         29,425          36,130
     Other....................................         47,991         63,693          71,704
                                                   ------------   -------------   ------------
                                                      103,100        167,595         190,867
                                                   ------------   -------------   ------------
                                                $     339,941  $     434,790   $     403,158
                                                   ============   =============   ============
Long-Lived Assets:
   United States of America...................  $     302,417  $     335,648   $     365,474
                                                   ------------   -------------   ------------
   Foreign:
     United Kingdom...........................         47,898        186,686         182,741
     Nigeria..................................         40,119         39,973          42,121
     Other....................................        136,644        172,450         147,632
                                                   ------------   -------------   ------------
                                                      224,661        399,109         372,494
                                                   ------------   -------------   ------------
                                                $     527,078  $     734,757   $     737,968
                                                   ============   =============   ============

COMPARISON OF FISCAL YEAR 2002 TO FISCAL YEAR 2001

     OFFSHORE MARINE SERVICES

OPERATING REVENUES. The offshore marine service segment's operating revenues decreased $31.2 million, or 8%, in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. Declines in operating revenues resulting primarily from lower utilization, rates per day worked and the bareboat charter-out of additional vessels were partially offset by an improvement in operating revenues resulting from changes in fleet composition and the strengthening in 2002 of the Pound Sterling currency against the U.S. dollar.

A decline in fleet utilization lowered operating revenues by approximately $30.8 million. Utilization declined for all vessel types in the Company's U.S. fleet and for anchor handling towing supply and supply and towing supply vessels operating internationally. These declines were partially offset by an increase in operating revenues resulting from improved utilization of the Company's foreign crew vessels.

A decline in rates per day worked lowered operating revenues by approximately $10.9 million. Rates per day worked decreased for all of the Company's U.S. vessel types, excluding anchor handling towing supply whose rates increased slightly between years. In foreign markets, declining rates per day worked earned by anchor handling towing supply vessels were offset by an improvement in rates per day worked earned by crew and supply and towing supply vessels. Functional currency (Pounds Sterling) rates per day worked earned by the Company's North Sea standby safety vessels remained steady between years; however, a strengthening between years in the Pound Sterling currency relative to the U.S. dollar increased reported operating revenues by approximately $2.7 million.

Operating revenues also declined by approximately $3.3 million due to a net increase in the number of vessels entering bareboat charter-out service.

An improvement in operating revenues resulting from fleet additions exceeded declines resulting from fleet dispositions by approximately $10.7 million. Operating revenues earned in the current and prior year by recently acquired North Sea anchor handling towing supply and supply vessels and newly constructed crew and mini-supply vessels operating principally in the U.S. Gulf of Mexico exceeded declines resulting from the sale and charter-in termination of less marketable U.S. utility and crew vessels, North Sea standby safety vessels and other foreign supply and towing supply vessels.

OPERATING PROFIT. The offshore marine business segment's operating profit decreased $47.2 million, or 49%, in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001 due primarily to those factors affecting operating revenues outlined above and higher operating expenses.

Crew wages for seamen increased in both the current and prior year in response to competition for qualified personnel. Regulatory docking expense rose between years as cost to repair additional supply and towing supply and anchor handling towing supply vessels in 2002 exceeded declines resulting from the repair of fewer, less expensive, crew and utility vessels. A greater number of main engine overhauls, higher expenses resulting from major hull repairs to a anchor handling towing supply vessel and the replacement of certain diesel generator engines resulted in higher vessel repair and maintenance expenses between years. Foreign shore support expenses increased due to the Company's Nigerian office relocation and higher shore support wage costs in that region and expanded Trinidadian vessel operations. Fleet repositioning along the West African coast and rising fees resulted in higher port and pilotage expenses. The sale-leaseback of vessels in the current and prior year caused an increase in charter-in expense that was partially offset by lower depreciation. Depreciation and amortization expense additionally declined between years as certain of the Company's North Sea standby safety vessels reached the end of their depreciable lives and the Company ceased amortizing goodwill cost effective January 1, 2002 in accordance with recently enacted accounting standards.

INCOME (LOSS) FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements decreased $0.6 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. The offshore marine service segment sold 33 vessels in 2002. Income recognized from these sales was generally constant with sale income of the prior year. Results of 2002 included a $2.5 million charge against income from the write-down of the carrying value of equipment associated with a cancelled offshore vessel construction contract. This decline was offset by income recognition of $1.1 million in 2002 from a vessel sale completed in a prior year to a joint venture that was previously deferred based on the Company having financed the transaction. That sale was refinanced with a lending institution and the Company's loan was repaid. Prior year results included a $0.7 million charge against income with respect to the write-down in the carrying value of 3 vessels.

Thirteen vessels were sold in 2002 pursuant to sale-leaseback transactions that resulted in the deferral of income recognition of $13.8 million. Sale income was deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms.

EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity earnings increased $0.8 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. Profits rose due to improved performance by the Pelican Joint Venture and other joint ventures operating in Trinidad, Egypt and Greece.

FOREIGN CURRENCY EXCHANGE GAINS (LOSSES). Net foreign currency exchange gains increased $5.1 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001, due primarily to the revaluation of intercompany loans between SEACOR and certain of its wholly-owned offshore marine subsidiaries, whose functional currency is Pounds Sterling, as that currency strengthened against the U.S. dollar.

     "OTHER" BUSINESS SEGMENT

OPERATING REVENUES. The "Other" business segments' operating revenues declined $1.0 million, or 3%, in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. Operating revenues earned by the environmental service segment decreased $4.8 million, or 18%, due to the loss of certain customers' retainer business, retainer service contract renegotiations with certain other customers and a decrease in the number and severity of managed oil spills. Operating revenues earned by the inland river business segment increased $3.0 million, or 31%, due to an increase in the size of the Company's barge fleet. Operating revenues in 2002 included a $0.8 million arrangement fee earned for provisioning services in obtaining rig construction financing for Chiles.

OPERATING PROFIT. The "Other" business segments' operating profit increased $1.1 million, or 25%, in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. The operating profits of the inland river business increased $1.3 million, or 57%, and other operating profit in 2002 totaled $0.8 million, resulting from the arrangement fee collected from Chiles. These increases in operating profits were offset primarily by a $0.8 million, or 42%, decline in the operating profits earned by the Company's environmental service segment. Reduced operating revenues of the environmental service segment were partially offset by lower direct cost of spill response and vessel and field operating expenses. Results of the environmental service segment also benefited from lower expense due to the cessation of goodwill amortization effective January 1, 2002 in accordance with recently enacted accounting standards.

EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. The "Other" business segments incurred equity losses of $2.8 million in the twelve month period ended December 31, 2002 compared to recognizing equity earnings of $1.1 million in the twelve month period ended December 31, 2001. Earnings were reduced as a result of the Chiles Merger and a charge against income for investment impairment in Strategic Software Limited. Results in 2001 included a gain realized from the sale of a Handymax Dry-Bulk ship by a bulk carrier joint venture. These declines were offset by lower operating losses of Globe Wireless.

     OTHER

NET INTEREST EXPENSE. Net interest expense decreased $0.2 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. Interest expense declined $4.9 million between years resulting from the repayment of loans that financed vessel acquisitions, the redemption of $146.3 million of the Company's 5 3/8% Convertible Subordinated Notes Due 2006 (the "5 3/8% Notes") and the entry into interest swap agreements with respect to the Company's 7.2% Senior Notes Due September 15, 2009 (the "7.2% Notes"). See "Item 7A Quantitative and Qualitative Disclosures about Market Risk" for additional discussion of interest rate swap agreements. Offsetting interest expense declines was a $4.7 million decrease in interest income resulting from lower invested cash balances and interest rates.

DERIVATIVE INCOME (LOSS) NET. The Company recognized $5.0 million in net losses from derivative transactions in the twelve month period ended December 31, 2002 compared to $4.1 million in net gains from derivative transactions in the twelve month period ended December 31, 2001. In 2002, net losses resulted primarily from the settlement of U.S. Treasury rate-lock agreements, notes and bond options, future contracts, and a transaction that hedged the Company's share ownership position in ENSCO resulting from the Chiles Merger. These losses were partially offset by unrealized gains resulting from interest rate swap agreements. In 2001, the Company realized net gains from commodity price hedging arrangements on various natural gas and crude oil positions, U.S. treasury note and U.S. treasury bond option and futures contracts and foreign currency forward exchange contracts.

GAINS ON SALE OF MARKETABLE SECURITIES, NET. Gains on sale of marketable securities decreased $2.5 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. In both years, the Company realized net gains primarily from the sale of equity securities.

GAIN FROM CHILES MERGER. The Company recognized a gain of $19.7 million in 2002 as a result of the Chiles Merger.

CORPORATE EXPENSES. Corporate expenses increased $2.0 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. Compensation increased as a consequence of the successful completion of the Chiles Merger. In 2002, the Company also expanded its information technology support infrastructure and incurred higher corporate development and travel expenses.

COMPARISON OF FISCAL YEAR 2001 TO FISCAL YEAR 2000

     OFFSHORE MARINE SERVICES

OPERATING REVENUES. The Company's offshore marine service segment's operating revenues increased $122.2 million, or 44%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. This increase was due primarily to additional vessels and higher rates per day worked and utilization.

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

OPERATING PROFIT. The Company's offshore marine business segment's operating profit increased $61.4 million, or 173%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000 due primarily to those factors affecting operating revenues outlined above. Operating expenses additionally increased due primarily to higher (i) charter-in costs following the sale and leaseback of several vessels, (ii) crew wages paid to seamen working domestically in response to competition for qualified personnel, (iii) the number of vessels undergoing drydocking, (iv) vessel related insurance claims costs and (v) costs to repair crew vessel engines, which have grown in number and horsepower with the construction of larger vessels over the past several years. General and administrative expenses also rose between years due primarily to higher compensation costs with the addition of staff and an increase in reserves for doubtful accounts receivable associated with the Company's foreign operations.

INCOME (LOSS) FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales increased $1.6 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. The offshore marine service segment sold 39 vessels in 2002. An increase in income resulting from the sale of additional vessels was partially offset by a $0.7 million charge against income with respect to the write-down in the carrying value of 3 vessels.

Ten vessels were sold in 2002 pursuant to sale-leaseback transactions that resulted in the deferral of income recognition of $11.7 million. Sale income was deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms. Six vessels sold in 2002 to joint ventures resulted in the deferral of income recognition of an additional $3.2 million. In joint venture sale transactions, gains were deferred to the extent of the Company's ownership interest, with amortization to income over the applicable vessels' depreciable lives, and upon receipt of debt securities and an inadequate down payment, with amortization to income on the installment method.

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

FOREIGN CURRENCY EXCHANGE GAINS (LOSSES). The Company recognized a net foreign currency exchange gain of $1.2 million in the twelve month period ended December 31, 2001 compared to net foreign currency exchange loss of $1.6 million in the twelve month period ended December 31, 2000. Net foreign currency exchange gains in 2001 resulted primarily from the revaluation of intercompany loans between SEACOR and certain of its wholly-owned offshore marine subsidiaries, whose functional currency is Pounds Sterling, as that currency strengthened against the U.S. dollar. Net foreign currency exchange losses in 2000 resulted primarily from transaction losses recognized upon revaluing foreign cash and investment balances.

     "OTHER" BUSINESS SEGMENT

OPERATING REVENUES. The "Other" business segments' operating revenues decreased $27.0 million, or 43%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Operating revenues declined $37.4 million as a consequence of the Chiles IPO. This decline was offset by an $8.5 million, or 779%, increase in the operating revenues resulting from the start-up in late 2000 of the Company's inland river business and a $1.9 million, or 7%, increase in the operating revenues of the environmental service segment. A retainer client of a dissolved U.S. West Coast joint venture was added in late 2000 and international equipment sales increased between years.

OPERATING PROFIT. The "Other" business segments' operating profit decreased $14.2 million, or 77%, in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000 due primarily to those factors affecting operating revenues outlined above and higher environmental service segment operating expenses. The establishment of operations on the U.S. West Coast upon the dissolution of a joint venture in that region, higher legal and international marketing expenses and increased wages associated with the provisioning of spill management services increased the environmental service segment's cost of operations.

EQUITY IN NET EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. The "Other" business segments had equity earnings of $1.1 million in the twelve month period ended December 31, 2001 compared to equity losses of $4.6 million in the twelve month period ended December 31, 2000. As a consequence of the Chiles IPO, the Company began accounting for its investment in Chiles using the equity method and equity earnings rose by $5.4 million. Equity earnings also increased due to a decline in the operating losses of Globe Wireless, a gain realized from the sale of a Handymax Dry-Bulk ship by a bulk carrier joint venture and higher income earned by two foreign joint ventures. These improvements were offset by the Company's recognition of a charge against income for investment impairment and its proportionate share of the net losses of Strategic Software Limited and a decline in profits resulting from the dissolution of a U.S. West Coast joint venture.

     OTHER

NET INTEREST EXPENSE. Net interest expense decreased $1.6 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Interest expense declined due primarily to the deconsolidation of Chiles and SEACOR's redemption in 2001 of $135.3 million principal amount of its 5 3/8% Notes. Interest income also declined primarily with the use of previously invested cash balances to acquire vessels and barges and to liquidate debt.

DERIVATIVE INCOME (LOSSES), NET. Net gains from derivative transactions decreased $2.2 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. Gains realized in 2000 upon termination of the Company's swap agreements in respect of certain Chiles debt that was substantially purchased and redeemed with proceeds from the Chiles IPO did not recur. Net gains from commodity price hedging arrangements on various natural gas and crude oil positions, U.S. treasury note and U.S. treasury bond option and futures contracts and foreign currency forward exchange contracts in 2001 partially offset the decline.

GAINS FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities decreased $1.9 million in the twelve month period ended December 31, 2001 compared to the twelve month period ended December 31, 2000. In both years, the Company realized net gains primarily from the sale of equity securities.

GAIN UPON SALE OF SHARES OF CHILES. In 2000, the Company recognized a gain upon the sale of common stock of Chiles representing the difference between the Company's underlying interest in the net book value of Chiles immediately following the Chiles IPO and its pre-IPO carrying value.

CORPORATE EXPENSES. In the twelve month period ended December 31, 2001 compared to the twelve month period December 31, 2000, corporate expenses increased $3.0 million. 2001 included underwriting fees and legal and professional expenses relating to unused availability under a standby purchase agreement in connection with the redemption of certain of the Company's 5 3/8% Notes and higher costs resulting from an increase in the number of filings with the Commission. Corporate expenses also increased between comparable periods due to an increase in wage and related benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND MARKETABLE SECURITIES

At December 31, 2002, the Company's cash and investments in marketable securities totaled $525.9 million, including $342.0 million of unrestricted cash and cash equivalents, $88.6 million of investments in marketable securities and $95.3 million of construction reserve funds. The Company's cash and investments in marketable securities increased $267.8 million in the twelve month period ended December 31, 2002 compared to the twelve month period ended December 31, 2001. See "Cash Generation and Deployment" below.

Construction reserve funds at December 31, 2002 were comprised of joint depository accounts with the Maritime Administration that were established pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for temporary deferral of taxable gains realized from the sale of the vessels. From date of deposit, withdrawals from the joint depository construction reserve fund accounts are subject to prior written approval of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. Any such gains from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into joint depository construction reserve fund accounts.

Investments in marketable securities at December 31, 2002 were comprised of $48.8 million in equity securities and $39.8 million of debt securities issued by U.S. states and their political subdivisions, the government of the United Kingdom, the U.S. government and its agencies and corporations. Of the investments in debt securities, 59%, or $23.3 million, have contractual maturities between 1 and 10 years and 41%, or $16.5 million, have contractual maturities of greater than 10 years.

     CASH GENERATION AND DEPLOYMENT

The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct or improve equipment and make other investments. The Company's principal sources of liquidity are cash flows from operations and borrowings under its revolving credit facility although, from time to time, it may issue shares of Common Stock, preferred stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment. The Company's cash flow levels are determined by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine vessels and the operations of its environmental service, inland river and offshore aviation business segments.

The volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control will directly affect the Company's offshore marine and aviation service businesses. A curtailment of drilling activity in U.S. Gulf of Mexico following March 2001 has adversely affected demand and rates per day worked for most vessel types in the Company's domestic offshore marine fleet. As a result, operating results have declined, and at December 31, 2002, the Company has 47 U.S. vessels out of service that include, amongst others, 30 utility and 13 crew vessels. Although oil and natural gas prices have improved, this has yet to produce an increase in U.S. Gulf of Mexico drilling activity. The Company cannot predict whether, or to what extent, market conditions will improve, remain stable or even deteriorate. As a result, should present demand and rates per day worked for the Company's U.S. vessels remain unchanged or further decline, results of operations and cash flows will be adversely affected.

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES. Cash flows provided from operating activities were $65.3 million, $111.4 million and $66.8 million in 2000, 2001 and 2002, respectively. The increase in operating cash flows from 2000 to 2001 was due primarily to fleet growth in the offshore marine service segment and an improvement in rates per day worked earned by vessels and their utilization. The decrease in operating cash flows from 2001 to 2002 resulted primarily from a decline in utilization and rates per day worked for the Company's offshore marine vessels.

CASH FLOW PROVIDED BY INVESTING AND FINANCING ACTIVITIES. Cash flow provided by investing and financing activities totaled $195.6 million, $309.7 million and $440.8 million in 2000, 2001 and 2002, respectively.

In the twelve month period ended December 31, 2000:

     o    available-for-sale securities were sold for $90.3 million;

     o cash proceeds from the sale of equipment, primarily vessels, totaled $56.8 million;

     o proceeds, including cash collateral of $19.5 million, were received upon the termination of certain swap agreements in connection with Chiles' purchase and redemption of certain of its outstanding debt;

     o the Company realized $17.7 million upon completion of a membership interests offering by Chiles;

     o dividends received from offshore marine joint ventures totaled $9.0 million; and

     o additional cash was provided primarily from the repayment of certain offshore marine joint venture loans.

In the twelve month period ended December 31, 2001:

     o    available-for-sale securities were sold for $145.9 million;

     o the Company borrowed $65.0 million under its revolving credit facility in connection with the acquisition of Stirling Shipping Holdings Limited ("Stirling") and repayment of Stirling's then outstanding bank debt and borrowed $10.6 million from a bank primarily for vessel construction;

     o cash proceeds from the sale of equipment, primarily vessels, totaled $60.7 million;

     o SEACOR sold 216,170 shares of Common Stock for $10.0 million in connection with the redemption of certain of its 5 3/8% Notes; and

     o additional cash was provided by dividends and loan payments from offshore marine joint ventures, the sale of ownership interest in two offshore marine joint ventures and the settlement of certain derivative transactions.

In the twelve month period ended December 31, 2002:

     o SEACOR sold $200.0 million aggregate principal amount of its 5 7/8% Notes (hereinafter defined);

     o cash proceeds from the sale of equipment, primarily vessels, totaled $128.7 million;

     o    available-for-sale securities were sold for $63.5 million;

     o    the Company received $25.4 million upon completion of the Chiles
          Merger;

     o marine joint ventures repaid $20.7 million of outstanding loans that financed vessel acquisitions; and

     o additional cash was provided primarily by joint venture dividends and the exercise of stock options.

CASH FLOW USED IN INVESTING AND FINANCING ACTIVITIES. Cash flow used in investing and financing activities totaled $212.3 million, $463.8 million and $347.4 million in 2000, 2001 and 2002, respectively.

In the twelve month period ended December 31, 2000:

     o $73.8 million was expended primarily to construct rigs and barges and to acquire and construct vessels;

     o    marketable securities were acquired for $60.7 million;

     o cash held in construction reserve fund joint depository accounts rose by $18.8 million;

     o Chiles repaid $15.0 million of outstanding indebtedness borrowed under its then outstanding credit facility;

     o the Company paid $15.0 million primarily to acquire Putford Enterprises Ltd. and associated companies (net of cash acquired) and the majority of a minority stockholder's interest in a North Sea joint venture;

     o the deconsolidation of Chiles resulted in an $11.7 million reduction in cash balances;

     o investments and loans to joint ventures totaled $7.1 million, primarily to start-up the Pelican Joint Venture;

     o SEACOR Securities (hereinafter defined) were repurchased for $4.8 million; and

     o additional cash was used primarily to repay debt and settle certain derivative transactions.

In the twelve month period ended December 31, 2001:

     o the Company repaid $162.9 million of outstanding indebtedness, primarily including $71.0 million of Stirling debt, $38.0 million principal amount of 5 3/8% Notes, $35.0 million borrowed under its revolving credit facility and $17.6 million with respect to two vessels purchased under capital lease arrangements;

     o $107.4 million was expended primarily to acquire and construct vessels and barges;

     o cash held in construction reserve fund joint depository accounts rose by $14.5 million;

     o the Company paid $98.2 million, net of cash acquired, to purchase companies that owned vessels;

     o    marketable securities were acquired for $74.8 million;

     o investments in and advances to joint ventures, primarily to acquire vessels, totaled $5.8 million; and

     o    additional cash was used primarily to purchase SEACOR Securities.

In the twelve month period ended December 31, 2002:

     o $139.7 million was expended primarily to acquire and construct vessels and barges;

     o the Company repaid $93.8 million of outstanding indebtedness, primarily including $30.0 million borrowed under its revolving credit facility, $21.4 million owing to former shareholders of Stirling, $11.0 million principal amount of the 5 3/8% Notes, $13.0 million principal amount of the 7.2% Notes, $12.1 million principal amount of notes assumed in connection with the acquisition of two vessels in 2001, and $5.9 million principal amount of debt obligations assumed in the Tex-Air Acquisition;

     o    marketable securities were acquired for $49.6 million;

     o cash held in construction reserve fund joint depository accounts rose by $40.0 million;

     o    SEACOR Securities were repurchased for $18.5 million; and

     o    additional cash was used primarily to settle derivative transactions.

Following year end and through March 21, 2003, the Company sold five vessels for aggregated cash consideration of $56.3 million, including two recently constructed North Sea anchor handling towing supply vessels.

     CAPITAL EXPENDITURES

As of December 31, 2002, the Company was committed to the construction of 11 vessels, including 6 crew, 4 supply and 1 towing supply. One of these vessels is committed for resale. Vessel deliveries are expected over the next year. The inland river business segment has contracts to acquire 61 barges in 2003. The aggregate cost of the Company's firm commitments for new construction is $108.3 million, of which $25.0 million had been expended as of year end 2002. Following year end, the Company committed to the construction of 2 additional vessels at an aggregate cost of $6.9 million. These vessels will be delivered in 2004.

The Company may make selective acquisitions of vessels and barges, fleets of vessels and barges, oil spill response equipment and helicopters or expand the scope and nature of its environmental and logistics services, or invest in businesses related to its existing operations. The Company also may upgrade or enhance its vessels or construct vessels to remain competitive in the marketplace. Management anticipates that such expenditures would be funded through a combination of existing cash balances, cash flow provided by operations, sale of existing equipment and, potentially, through the issuance of additional indebtedness or shares of Common Stock.

     CREDIT FACILITIES AND NOTES

REVOLVING CREDIT FACILITY. On February 5, 2002, the Company completed the syndication of a $200.0 million, five year, non-reducing, unsecured revolving credit facility that replaced a $100.0 million unsecured reducing revolving credit facility. Advances under the new revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard & Poor's and Moody's. The only consequence of a change in the Company's credit rating would be adjustments to applicable margin. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The new revolving credit facility contains various restrictive covenants regarding interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios and the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The new revolving credit facility contains no repayment triggers. Amounts available for future borrowings under the new revolving credit facility totaled $199.8 million at March 21, 2003.

5 7/8% NOTES. On September 27, 2002, SEACOR completed the sale of $200.0 million aggregate principal amount of its 5 7/8% Senior Notes Due October 1, 2012 (the "5 7/8% Notes"). The 5 7/8% Notes were issued at a price of 98.839% of principal amount. Interest on the 5 7/8% Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 2003. The 5 7/8% Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium. The 5 7/8% Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee.

OTHER NOTES. At December 31, 2002, other note obligations of the Company totaled $206.4 million, primarily comprised of its 7.2% Notes, 5 3/8% Notes and amounts owing pursuant to vessel acquisition transactions. In 2003, the Company redeemed $35.3 million of its 5 3/8% Notes for $35.9 million and repaid indebtedness of $23.2 million to a corporation from whom the Company acquired vessels. The redemption of the 5 3/8% Notes, which involved the payment of a small premium to principal amount, retired the issue. The write-off of related unamortized deferred financing cost and the recognition of premium expense related to the 5 3/8% Note redemption will result in an after-tax charge of $0.7 million, or $0.03 per diluted share.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is an aggregation of the Company's contractual obligations and commercial commitments as of December 31, 2002, in thousands of dollars.

                                                           Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
Long-term Debt.....................  $    406,436 $        614 $     35,545  $     35,632 $    334,645
Operating Leases...................       117,141       28,586       42,792        24,388       21,375
Construction Commitments(1)........        83,300       83,300            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash
      Obligations..................  $    606,877 $    112,500 $     78,337  $     60,020 $    356,020
                                        ==========   ==========   ===========   ==========   ==========


                                                Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                          Total      Less than                                Over 5
   Other Commercial Commitments         Committed     1 Year      1-3 Years     4-5 Years      Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
TMM Joint Venture Guarantee(2).....  $      6,080 $        239 $        785  $        908 $      4,148
Pelican Joint Venture Guarantee(3)          1,500            -            -         1,500            -
Letter of Credit...................           175          175            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Commercial Commitments....  $      7,755 $        414 $        785  $      2,408 $      4,148
                                        ==========   ==========   ===========   ==========   ==========

--------------------
(1) Following year end, the Company committed to the construction of 2 vessels for an aggregate cost of $6.9 million. Vessel deliveries are expected in 2004.

(2) Guarantee of amounts owed by the Pelican Joint Venture under its banking facilities.

(3) Guarantee for non-payment of certain amounts owing under TMM Joint Venture vessel charter agreements.


     GLOBE WIRELESS

Since its inception in the early 1990's, Globe Wireless has focused on expanding its network of high frequency radio stations and customers base. To support its continued growth, Globe Wireless completed a private placement offering in 2000 that raised approximately $57.0 million. Although Globe Wireless has experienced negative cash flow, the management of Globe Wireless presently believes it will closely approximate operating cash break-even by mid-2003. There can be no assurances that Globe Wireless' future operations will succeed. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment. At December 31, 2002, the carrying value of the Company's investment in Globe Wireless was $17.8 million.

     STOCK AND DEBT REPURCHASE PROGRAM

SEACOR's Board of Directors have previously approved a securities repurchase plan, which allows the Company to acquire Common Stock, 5 3/8% Notes, 7.2% Notes and 5 7/8% Notes (collectively, the "SEACOR Securities") and, prior to the deconsolidation of Chiles in 2000, certain notes of Chiles. During the fourth quarter of 2002, SEACOR's Board of Directors increased its previously announced repurchase authority by $25.0 million. In 2002 and 2001, a total of 459,700 and 5,950 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $18.5 million and $0.2 million, respectively. Also during 2002, the Company purchased $13.0 million principal amount of its 7.2% Notes and $1.0 million principal amount of its 5 3/8% Notes for $15.4 million. As of December 31, 2002, the Company had approximately $27.8 million available for the repurchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 13, 2003, the Board of Directors again increased repurchase authority under SEACOR's securities repurchase plan by $25.0 million.

     EFFECTS OF INFLATION

The Company's operations expose it to the effects of inflation. Although the Company does not consider the effects of inflation to be material to its operating revenues or income from continuing operations, in the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

     RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new statement also supercedes certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2002, the FASB issued SFAS 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gains or losses on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The adoption of this statement effective January 1, 2003 will result in the reclassification of the extraordinary losses recognized in 2002 and 2001 to income from continuing operations.

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

THE OFFSHORE MARINE SERVICE SEGMENT AND OFFSHORE AVIATION SEGMENT OF THE COMPANY ARE SUBJECT TO CYCLICALITY AND A SIGNIFICANT OR PROLONGED DECLINE IN OIL AND GAS PRICES WOULD LIKELY REDUCE THE LEVEL OF EXPLORATION AND DEVELOPMENT OF OFFSHORE AREAS, WHICH WOULD REDUCE DEMAND FOR THE COMPANY'S VESSELS AND HELICOPTERS. The offshore oil and gas industry is highly cyclical. Activity in the offshore oil and gas exploration and production industry has a significant impact on the Company's offshore marine operations. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been extremely volatile and, as a result, the level of offshore exploration and drilling activity also has been extremely volatile. Reductions in oil and gas prices generally result in decreased drilling and production and corresponding decreases in demand for the Company's vessels, logistics services and helicopters. Decreased demand for these services would reduce the Company's revenues and profitability.

THE COMPANY RELIES ON SEVERAL CUSTOMERS FOR A SIGNIFICANT SHARE OF ITS REVENUES, THE LOSS OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS. The Company's customers are primarily the major oil companies, large independent oil and gas exploration and production companies, members of the maritime community and owners of refineries, pipelines and tank terminals. The portion of the Company's revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, the Company's ability to meet the customer's needs and other factors, many of which are beyond the Company's control.

THE COMPANY MAY INCUR SIGNIFICANT COSTS, LIABILITIES AND PENALTIES IN COMPLYING WITH GOVERNMENT REGULATIONS. Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company's vessels operate or are registered, have a significant impact on the Company's offshore marine and "Other" business segments. These regulations relate to worker health and safety, the manning, construction and operation of vessels, oil spills and other aspects of the Company's business.

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

THE COMPANY FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE ITS MARKET SHARE AND REVENUES. The Company's businesses operate in highly competitive industries. High levels of competition could reduce its operating revenues, increase its expenses and reduce its profitability. In addition to price, service and reputation, important competitive factors for offshore fleets of vessels include customers' national flag preference, operating conditions and intended use (all of which determine the suitability of available vessels), complexity of logistical support needs and presence of equipment in the appropriate geographical locations.

The primary competitive factors in the environmental service business are price, service, reputation, experience and operating capabilities. In addition, the Company believes that the absence of uniform environmental regulation and enforcement on international, federal, state and local levels has lowered barriers to entry in several market segments and increased the number of competitors. The Company's environmental service business faces competition from Marine Spill Response Corporation (a non-profit corporation funded by the major integrated oil companies), other industry cooperatives and smaller contractors who target specific market niches.

The inland business is highly competitive and there are few significant barriers to entry. Certain of the Company's principal competitors have greater financial resources and/or are less leveraged than the Company and may be better able to withstand and respond to adverse market conditions within the barging industry. There can be no assurance that such competition will not have a material adverse effect on the Company's business, financial condition or results of operations or that the Company will not encounter increased competition in the future, which also could have a material adverse effect on its business, financial condition or results of operations.

AN INCREASE IN SUPPLY OF OFFSHORE SUPPORT VESSELS WOULD LIKELY HAVE A NEGATIVE EFFECT ON THE CHARTER RATES EARNED BY THE COMPANY'S OFFSHORE SUPPORT VESSELS, WHICH WOULD REDUCE THE COMPANY'S EARNINGS. Expansion of the worldwide offshore support vessel fleet would increase competition in the markets where the Company operates. The refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity would lower charter rates and result in a corresponding reduction in revenues and profitability.

VESSEL AND HELICOPTER RELATED RISKS COULD DISRUPT THE COMPANY'S OFFSHORE MARINE AND HELICOPTER SERVICES AND EXPOSE THE COMPANY TO LIABILITY. The operation of offshore support vessels and helicopters is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure, collision, and risks with respect to vessels additionally include sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company's personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages. In addition, the affected vessels or helicopters could be removed from service and would not be available to generate revenues.

THE COMPANY'S OFFSHORE AVIATION BUSINESS MAY BE SUBJECT TO ADVERSE WEATHER CONDITIONS AND SEASONALITY. Three types of weather-related and seasonal occurrences impact the Company's offshore aviation business segment; poor weather conditions generally, tropical storm season in the U.S. Gulf of Mexico, and the number of hours of daylight. Poor visibility, high winds, and heavy precipitation can affect the operation of helicopters and result in reduced number of flight hours. In the U.S. Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year and June through November is tropical storm season. During tropical storms, the Company is unable to operate in the area of the storm although flight activity may increase due to the evacuation of offshore workers. In addition, the Company's facilities are located along the U.S. Gulf of Mexico coast and tropical storms may cause damage to its property. The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times.

A significant portion of the Company's revenues from its offshore aviation business segment is dependent on actual flight hours and prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely affect operating revenues and operating profits of the Company's offshore aviation business segment.

THE COMPANY'S INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT THE COMPANY FROM THE LIABILITIES THAT COULD ARISE IN ITS BUSINESSES. The Company maintains insurance coverage against the risks related to its businesses. There can be no assurance, however, that its existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

THE COMPANY'S SIGNIFICANT GLOBAL OPERATIONS ARE SUBJECT TO CURRENCY EXCHANGE RISKS. To minimize the financial impact of currency fluctuations and risks arising from fluctuations in currency exchange rates, the Company attempts to contract the majority of its services in U.S. dollars. However, in some of its foreign businesses, the Company collects revenues and pays expenses in local currency. If the value of foreign currencies decline against the U.S. dollar, the Company's operating revenues would effectively be reduced. The Company engages in certain currency hedging arrangements designed to minimize the effect of fluctuation in Pounds Sterling, the currency in the United Kingdom, where most of its currency exchange risk arises. There can be no assurance, however, that the Company will not incur losses in the future as a result of currency exchange rate fluctuations.

BECAUSE A SIGNIFICANT PROPORTION OF THE COMPANY'S OFFSHORE MARINE OPERATIONS ARE CONDUCTED IN FOREIGN COUNTRIES, UNSTABLE POLITICAL, MILITARY AND ECONOMIC CONDITIONS IN THOSE COUNTRIES COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS. During 2002, approximately 51% of the Company's offshore marine revenues were derived from foreign operations. These operations are subject to risks, among other things, of political instability, potential vessel seizure, terrorist attacks, nationalization of assets, currency restrictions, import-export quotas and other forms of public and governmental regulation, all of which are beyond the Company's control. Economic sanctions or an oil embargo, for example, could have a significant negative impact on activity in the oil and gas industry and correspondingly on the Company should it operate vessels in the region of the embargo. In addition, the Company's vessel operations in Mexico are significantly affected by Mexican government policy. The Company cannot predict whether any such conditions or events might develop in the future.

THE COMPANY MAY BE UNABLE TO MAINTAIN OR REPLACE ITS VESSELS AS THEY AGE. As of December 31, 2002, the average age of vessels the Company owned, excluding its standby safety vessels, was approximately 13.8 years. The Company believes that after an offshore support vessel has been in service for approximately 25 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

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

IF THE COMPANY DOES NOT RESTRICT THE AMOUNT OF FOREIGN OWNERSHIP OF ITS COMMON STOCK, THE COMPANY COULD BE PROHIBITED FROM OPERATING ITS VESSELS IN PARTS OF THE U.S., WHICH WOULD ADVERSELY AFFECT ITS BUSINESS AND OPERATING RESULTS. The Company is subject to the Shipping Act and the 1920 Act. These Acts govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the "U.S. coastwise trade" be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a citizen of the
U.S.: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors must be a U.S. citizen (and no officer who is not a U.S. citizen may act in such person's absence), (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and
(iv) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Acts).

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

THE INLAND RIVER BARGES MAY EXPERIENCE SIGNIFICANT VARIABILITY IN FREIGHT RATES. Freight transportation rates may fluctuate from season to season and year to year. The level of dry cargoes requiring transportation on the inland waterways will vary due to numerous factors, including global economic conditions and business cycles, domestic agricultural production/demand as well as international agricultural production/demand and the value of the U.S. dollar relative to other currencies. In addition, the number of barges in the overall industry fleet available to transport these cargoes will vary from year to year as older barges are retired and scrapped and new barges are constructed and placed into service. The resulting relationship between available cargoes and available barges will vary with periods of low barge availability and high cargo demand causing higher freight rates and periods of high barge availability and low cargo demand causing lower freight rates. Significant periods of high barge availability and low cargo demand could have an adverse affect on the Company's inland river business.

INLAND RIVER OPERATIONS ARE EXPOSED TO THE LEVEL OF GRAIN EXPORTS. The Company's inland river business is significantly affected by the level of grain export volume handled through U.S. Gulf of Mexico ports. Grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages can increase demand for U.S. grain, while worldwide over-production can decrease the demand for U.S. grain. This variable nature of grain exports can result in temporary barge oversupply, which can drive down freight rates. There can be no assurance that historical levels of grain export volume will be maintained in the future and, to the extent supply imbalances were to prevail for a significant period of time, they could have an adverse affect on the Company's inland river business.

INLAND RIVER OPERATIONS ARE EXPOSED TO INTERNATIONAL ECONOMIC AND POLITICAL FACTORS. The Company's inland river operations may be affected by actions of foreign governments and global or regional economic developments. For example, global economic events such as foreign import/export policy or currency fluctuations, could affect the level of imports and exports. Foreign agricultural subsidies can also impact demand for U.S. agricultural exports. In addition, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the level of cargoes requiring transportation on the Inland Waterways. Changes in the value of the U. S. dollar relative to other currencies will raise or lower demand for U.S. exports as well as U.S. demand for foreign produced raw materials and finished good imports. Such actions or developments could have an adverse affect on the Company's inland river business.

INLAND RIVER OPERATIONS ARE EXPOSED TO SEASONALITY IN ACTIVITY. The Company's inland river business is seasonal, and its quarterly operating revenues and operating profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the grain harvest.

INLAND RIVER OPERATIONS ARE EXPOSED TO RISKS OF ADVERSE WEATHER AND RIVER CONDITIONS. The Company's barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice in Northern United States river areas. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and/or other interruptions in normal lock operation can also delay barge movements. It is likely that the Company's inland river operations will be subject to adverse weather or river conditions in the future and there can be no assurance that such weather or river conditions will not adversely affect its revenues and profitability.

INLAND RIVER OPERATIONS ARE EXPOSED TO FUEL PRICE FLUCTUATIONS. Fuel prices are subject to fluctuation as a result of domestic and international events. While the Company does not currently own towboats or fleeting operations, but rather purchases these services from third party vendors, it is indirectly exposed to increases in fuel prices in that the vendors will adjust the price of the services when fuel prices escalate. Thus, there can be no assurance that the Company will not experience pressure from increased fuel prices in the future, which could adversely affect the operating expenses and operating profits of its inland river business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. The financial statements of the Company's United Kingdom operations are measured using the Pound Sterling. Changes in the strength of that currency relative to the U.S. dollar and the corresponding adjustment to the net assets of those operations caused by exchange rate fluctuations result in the recognition of currency translation adjustments that are reported in accumulated other comprehensive income in stockholders' equity. (pound)77.4 million of total net assets before translation to U.S. dollars are reported in the Company's consolidated balance sheet at December 31, 2002. A 1% weakening in the exchange rate of the Pound Sterling against the U.S. dollar would result in an after-tax charge of $0.8 million to other comprehensive income related to these investments. To protect the U.S. dollar value of Pound Sterling denominated net assets of the Company from the effects of volatility in foreign exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The forward exchange contracts enable the Company to sell Pounds Sterling for U.S. dollars in the future at fixed exchange rates to offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows to be derived from the net assets. The Company considers these forward exchange contracts as economic hedges of a net investment because the translation adjustments resulting from the forward exchange contracts move in the opposite direction from the translation adjustments resulting from the restatement of its United Kingdom subsidiaries' net assets. At December 31, 2002, there were no outstanding forward exchange contracts for which hedge accounting criteria were met.

The Company has also entered into forward exchange and futures contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling, Euros and Singapore Dollars. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates, which could have offset possible consequences of changes in foreign exchange had the Company conducted business in Norway. The Pound Sterling, Euro and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros and Singapore Dollars in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange of the Company's business conducted in the United Kingdom, the Netherlands, France and Singapore. At December 31, 2002, the Company had no material outstanding forward exchange and futures contracts.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. At December 31, 2002, the fair market value of the Company's positions in commodity contracts was not material.

The Company, furthermore, beginning in the fourth quarter of 2001, entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. For accounting purposes, the Company records the change in the market value of its U.S. treasury positions at the end of each month and recognizes a related gain or loss. At December 31, 2002, the Company had no outstanding contracts with respect to U.S. treasury obligations.

SEACOR provides cash advances to wholly-owned subsidiaries, whose functional currency is Pounds Sterling. At December 31, 2002, the outstanding amount of these advances totaled $102.0 million, or (pound)63.6 million. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. Until repaid, accounting standards require that changes in the exchange rate from the transaction date until the settlement date with respect to these intercompany loans be included in the determination of net income. A loan repayment in 2003 reduced the outstanding balance of the intercompany loans to approximately $33.2 million, or (pound)20.7 million. A 1% weakening in the exchange rate of the Pound Sterling currency against the U.S. dollar with respect to the loans presently outstanding would result in the Company's recognition of an approximate $0.3 million pre-tax foreign currency transaction loss.

At December 31, 2002, the Company held fixed income investments having a fair value of $39.8 million. These fixed income investments included U.S. government bonds, U.K. government bonds, state and municipal bonds, and corporate notes. These investments had terms ranging from six months to 34 years. The fair value of these investments will fluctuate based on the general level of interest rates and the creditworthiness of the issuers of the investments. A 1% increase in the level of interest rates would cause the fair value of these investments, and hence comprehensive income, to decrease by $1.8 million. The fair value of corporate notes, which bear a greater risk of default, was $19.4 million. The Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. In addition to fixed income investments, the Company held equity securities with a fair value of $48.8 million as of December 31, 2002, the majority of which was shares of ENSCO received in connection with the Chiles Merger of which 1,000,000 shares were subject to a costless collar as more fully described below. A 10% decline in the value of these securities would reduce other comprehensive income by $3.2 million. The Company monitors these investments on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation.

The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had no outstanding borrowings at December 31, 2002. While available for liquidity requirements, the Company has not historically utilized significant portions of the revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to $41.0 million of its 7.2% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to such swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreements totaled $41,7 million. At December 31, 2002, $41.0 million notional principal amount of the 7.2% Notes were covered by such swap agreements. During the fourth quarter of 2002, the swap agreements were extended for an additional twelve months and will now terminate during the fourth quarter of 2003 and the second quarter of 2004 unless they are extended further by mutual consent. At December 31, 2002, the unrealized pre-tax gains that resulted from the fair value of the notional amounts exceeding the agreed upon price set forth in the swap agreements totaled $3.5 million.

In order to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO that resulted from the Chiles Merger, the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions is that the Company will be guaranteed a minimum value of approximately $24.35 and a maximum value of approximately $29.80 per share of ENSCO, at expiration. The costless collars will expire during the second quarter 2003. If the share value of ENSCO's common stock is in excess of approximately $29.80 at expiration, then the Company will have a choice of either (a) selling the shares to the counterparty for $29.80 or

(b) paying the counterparty the difference between the market value and $29.80, in cash, and continue to own the shares. If, on the other hand, the share value of ENSCO's common stock is less than approximately $24.35 at expiration, then the Company will have a choice of either (a) selling the shares to the counterparty for $24.35 or (b) receiving the difference between the market value and $24.35, in cash, and continue to own the shares. If the share value of ENSCO's common stock is between $24.35 and $29.80 at expiration, then neither party will have a payment obligation and the Company will continue to own the shares. The Company establishes the fair value of the costless collar at the end of each reporting period and the change in value is reported in the financial statements as derivative income or (loss), net. In 2002, pre-tax unrealized losses totaled $1.7 million with respect to these costless collars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K on pages 45 through 76.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Required.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. and 2. Financial Statements and Financial Statement Schedules.

     See Index to Consolidated Financial Statements and Financial Statement Schedule on page 45 of this Form 10-K.

     3. Exhibits:


Exhibit
Number                                         Description
------                                         -----------

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

10.12  *+     Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

10.13  *+     Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

10.14  *+     Form of Option Agreement for Officers and Key Employees Pursuant
              to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

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

10.21  *      Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank
              ASA, Nordea and The Governor and Company of the Bank of Scotland as agents.

10.22 Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Schedules not filed herewith will be provided to the SEC upon request).

10.23  +      List of Named Executive Officers which received awards of Type A
              Restricted Stock pursuant to a Type A Restricted Stock Grant
              Agreement, the form of which is attached hereto as Exhibit 10.12.

10.24  +      List of Named Executive Officers which received awards of Type B
              Restricted Stock pursuant to a Type B Restricted Stock Grant
              Agreement, the form of which is attached hereto as Exhibit 10.13.

21.1          List of Registrant's Subsidiaries.

23.1          Consent of Ernst & Young LLP.

23.2          Notice Regarding Consent of Arthur Andersen LLP.

99.1          Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2          Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


------------------
*    Incorporated herein by reference as indicated.

+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.


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

Date: March 31, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                             Title                                    Date
---------                                             -----                                    ----
/s/ Charles Fabrikant                       Chairman of the Board,                         March 31, 2003
-------------------------------             President and Chief Executive
Charles Fabrikant                           Officer (Principal Executive Officer)


/s/ Randall Blank                           Executive Vice President, Chief                March 31, 2003
-------------------------------             Financial Officer and Secretary
Randall Blank                               (Principal Financial Officer)


/s/ Lenny P. Dantin                         Vice President                                 March 31, 2003
-------------------------------             and Chief Accounting Officer
Lenny P. Dantin                             (Principal Accounting Officer)


/s/ Michael E. Gellert                      Director                                       March 31, 2003
-------------------------------
Michael E. Gellert


/s/ Stephen Stamas                          Director                                       March 31, 2003
-------------------------------
Stephen Stamas


/s/ Richard M. Fairbanks III                Director                                       March 31, 2003
----------------------------
Richard M. Fairbanks III


/s/ Pierre de Demandolx                     Director                                       March 31, 2003
-------------------------------
Pierre de Demandolx


/s/ Andrew R. Morse                         Director                                       March 31, 2003
-------------------------------
Andrew R. Morse


/s/ John Hadjipateras                       Director                                       March 31, 2003
-------------------------------
John Hadjipateras


/s/ Oivind Lorentzen                        Director                                       March 31, 2003
-------------------------------
Oivind Lorentzen


/s/ James Cowderoy                          Director                                       March 31, 2003
-------------------------------
James Cowderoy


                                 CERTIFICATIONS


I, Charles Fabrikant, certify that:

       1. I have reviewed this annual report on Form 10-K of SEACOR SMIT Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003


/s/  Charles Fabrikant
----------------------------------
Name: Charles Fabrikant
Title: Chief Executive Officer

I, Randall Blank, certify that:

       1. I have reviewed this annual report on Form 10-K of SEACOR SMIT Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003


/s/  Randall Blank
----------------------------------
Name: Randall Blank
Title: Chief Financial Officer

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



Financial Statements:
                                                                                        Page

        Reports of Independent Public Accountants.................................       46

        Consolidated Balance Sheets - December 31, 2002 and 2001..................       48

        Consolidated Statements of Income for the Years Ended
           December 31, 2002, 2001 and 2000.......................................       49

        Consolidated Statements of Changes in Equity for the Years Ended
            December 31, 2002, 2001 and 2000......................................       50

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002, 2001 and 2000.......................................       51

        Notes to Consolidated Financial Statements................................       52

Financial Schedule:

        Reports of Independent Public Accountants on Financial
           Statement Schedule.....................................................       74

        Valuation and Qualifying Accounts for the
           Years ended December 31, 2002, 2001 and 2000...........................       76


All Financial Schedules, except those set forth above, have been omitted since the information required is included in the financial statements or notes or have been omitted as not applicable or required.

                         REPORT OF INDEPENDENT AUDITORS


To SEACOR SMIT Inc.:

We have audited the accompanying consolidated balance sheet of SEACOR SMIT Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SEACOR SMIT Inc. and subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated February 21, 2002, expressed an unqualified opinion on those statements, including an explanatory paragraph that disclosed the Company's adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," before the transitional disclosures and reclassification adjustments described in Notes 1 and 13.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR SMIT Inc. and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

As discussed above, the financial statements of SEACOR SMIT Inc. and subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Notes 1 and 13, these financial statements have been revised. Our procedures with respect to the SFAS 142 transitional disclosures in Note 1 related to 2001 and 2000 included (a) agreeing the previously reported income before extraordinary item and net income to the previously issued financial statements and the adjustments representing goodwill amortization (including related tax effects) recognized in those periods to the Company's underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted income before extraordinary item, net income and the related earnings-per-share amounts. Our procedures with respect to the disclosures in Note 1 related to 2001 also included agreeing the carrying value of goodwill and the related 2001 activity by reportable segment, and in total, to the Company's underlying records obtained from management. We also audited the reclassification adjustments described in Note 13 that were applied to revise the 2001 and 2000 financial statements relating to a change in the composition of reportable segments. In our opinion, the SFAS 142 transitional disclosures for 2001 and 2000 in Note 1 are appropriate and the reclassification adjustments applied to the 2001 and 2000 segment disclosures in Note 13 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such transitional disclosures and reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.



                                          /s/ Ernst & Young LLP

New Orleans, Louisiana
February 26, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SEACOR SMIT INC.'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 AS THEY HAVE CEASED OPERATIONS. SEACOR SMIT INC. IS INCLUDING THIS COPY OF ARTHUR ANDERSON LLP'S AUDIT REPORT PURSUANT TO RULE 2-02(E) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933, AS AMENDED.

To SEACOR SMIT Inc.

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


                                         /s/ Arthur Andersen LLP


New Orleans, Louisiana
February 21, 2002

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS                                                 2002             2001
                                                                                          ---------------  ---------------
Current Assets:
   Cash and cash equivalents............................................................$      342,046   $      180,394
   Marketable Securities................................................................         7,984                -
   Receivables:
      Trade, net of allowance for doubtful accounts of $1,421 and $1,635, respectively..        81,075           83,597
      Other.............................................................................        25,045           20,839
   Prepaid expenses and other...........................................................        17,041            6,631
                                                                                          ---------------  ---------------
        Total current assets............................................................       473,191          291,461
                                                                                          ---------------  ---------------
Investments, at Equity, and Receivables from 50% or Less Owned Companies................        61,359          153,827
Available-for-Sale Securities...........................................................        80,641           22,371
Property and Equipment:
   Vessels and equipment................................................................       849,921          871,688
   Inland barges........................................................................        71,307           27,370
   Construction in progress, primarily offshore marine vessels..........................        37,475           51,292
   Other                                                                                        29,740           21,271
                                                                                          ---------------  ---------------
                                                                                               988,443          971,621
   Less-accumulated depreciation........................................................      (250,475)        (236,864)
                                                                                          ---------------  ---------------
                                                                                               737,968          734,757
                                                                                          ---------------  ---------------
Construction Reserve Funds..............................................................        95,260           55,290
Other Assets............................................................................        38,688           40,432
                                                                                          ---------------  ---------------
                                                                                        $    1,487,107   $    1,298,138
                                                                                          ===============  ===============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt....................................................$          614   $       33,724
   Accounts payable and accrued expenses................................................        31,799           29,070
   Accrued wages........................................................................         7,468            8,471
   Accrued interest.....................................................................         7,394            5,384
   Accrued vessel construction..........................................................         8,321            5,752
   Accrued liability-short sale of securities...........................................         2,597            7,485
   Accrued acquisition costs............................................................             -           10,162
   Other current liabilities............................................................        13,228           13,661
                                                                                          ---------------  ---------------
        Total current liabilities.......................................................        71,421          113,709
                                                                                          ---------------  ---------------
Long-Term Debt .........................................................................       402,118          256,675
Deferred Income Taxes...................................................................       174,987          148,430
Deferred Income and Other Liabilities...................................................        31,938           24,070
Minority Interest in Subsidiaries.......................................................         1,692            1,556
Common Stock Sold with Equity Forward Transaction.......................................             -           10,000
Stockholders' Equity:
   Common stock, $.01 par value, 40,000,000 shares authorized; 24,307,235
      and 24,027,003 shares issued in 2002 and 2001, respectively.......................           243              238
   Additional paid-in capital...........................................................       403,590          384,857
   Retained earnings....................................................................       519,430          472,843
   Less 4,386,143 and 3,943,333 shares held in treasury in 2002 and
      2001, respectively, at cost.......................................................      (127,587)        (109,638)
   Unamortized restricted stock.........................................................        (2,217)          (1,985)
   Accumulated other comprehensive income (loss) -
      Cumulative translation adjustments................................................         5,750           (2,474)
      Unrealized gain (loss) on available-for-sale
      securities........................................................................         5,742             (143)
                                                                                          ---------------  ---------------
        Total stockholders' equity......................................................       804,951          743,698
                                                                                          ---------------  ---------------
                                                                                        $    1,487,107   $    1,298,138
                                                                                          ===============  ===============

   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       2002             2001             2000
                                                                                   --------------  ---------------  ---------------
Operating Revenues..........................................................    $       403,158  $      434,790   $      339,941
                                                                                   --------------  ---------------  ---------------

Costs and Expenses:
   Operating expenses.......................................................            249,892         234,551          201,452
   Administrative and general...............................................             53,265          49,980           39,548
   Depreciation and amortization............................................             56,244          58,324           51,189
                                                                                   --------------  ---------------  ---------------
                                                                                        359,401         342,855          292,189
                                                                                   --------------  ---------------  ---------------

Operating Income............................................................             43,757          91,935           47,752
                                                                                   --------------  ---------------  ---------------

Other Income (Expense):
   Interest income..........................................................              8,833          13,546           17,423
   Interest expense.........................................................            (17,064)        (21,998)         (27,450)
   Income from equipment sales or retirements, net..........................              8,635           9,030            7,628
   Gain upon sale of shares of Chiles Offshore Inc..........................             19,719               -            4,023
   Derivative income (loss), net............................................             (5,043)          4,127            6,292
   Foreign currency transaction gains (losses), net.........................              6,281           1,247           (1,573)
   Other, net...............................................................              3,362           5,834            7,563
                                                                                   --------------  ---------------  ---------------
                                                                                         24,723          11,786           13,906
                                                                                   --------------  ---------------  ---------------
Income Before Income Taxes, Minority Interest, Equity in Earnings
   (Losses) of 50% or Less Owned Companies and Extraordinary Item...........             68,480         103,721           61,658
                                                                                   --------------  ---------------  ---------------
Income Tax Expense:
   Current..................................................................              6,825          14,838            4,952
   Deferred.................................................................             17,027          21,220           15,628
                                                                                   --------------  ---------------  ---------------
                                                                                         23,852          36,058           20,580
                                                                                   --------------  ---------------  ---------------
Income Before Minority Interest, Equity in Earnings (Losses) of 50% or
   Less Owned Companies and Extraordinary Item..............................             44,628          67,663           41,078
Minority Interest in Net Income of Subsidiaries.............................               (226)           (372)          (3,393)
Equity in Earnings (Losses) of 50% or Less Owned Companies..................              3,705           4,306           (3,565)
                                                                                   --------------  ---------------  ---------------
Income Before Extraordinary Item............................................             48,107          71,597           34,120
Extraordinary Item - Loss on Debt Extinguishment............................             (1,520)           (896)               -
                                                                                   --------------  ---------------  ---------------
Net Income..................................................................    $        46,587  $       70,701   $       34,120
                                                                                   ==============  ===============  ===============

Basic Earnings Per Common Share:
   Income before extraordinary item.........................................    $          2.41  $         3.68   $         2.02
   Extraordinary item.......................................................              (0.08)          (0.05)               -
                                                                                   --------------  ---------------  ---------------
   Net income...............................................................    $          2.33  $         3.63   $         2.02
                                                                                   ==============  ===============  ===============

Diluted Earnings Per Common Share:
   Income before extraordinary item.........................................    $          2.35  $         3.47   $         1.92
   Extraordinary item.......................................................              (0.07)          (0.04)               -
                                                                                   --------------  ---------------  ---------------
   Net income...............................................................    $          2.28  $         3.43   $         1.92
                                                                                   ==============  ===============  ===============

Weighted Average Common Shares:
   Basic                                                                            19,997,625       19,490,115       16,887,176
   Diluted..................................................................        21,057,877       21,335,182       21,234,528


   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                                              Accumulated
                                                            Additional                           Unamortized     Other      Compre-
                                                    Common   Paid-in      Retained     Treasury  Restricted  Comprehensive  hensive
                                                    Stock    Capital      Earnings      Stock      Stock        Income       Income
-------------------------------------------------- -------- ------------ ---------- ----------- ----------- -------------  ---------
2002
--------------------------------------------------
Balance, December 31, 2001.......................  $   238 $   384,857 $  472,843 $   (109,638)$  (1,985) $     (2,617) $        -
   Add/(Deduct) -
   -Net income for fiscal year 2002..............        -           -     46,587            -         -             -      46,587
   -Issuance of common stock:
      Tex-Air Helicopters, Inc. acquisition......        1       2,726          -            -         -             -           -
      Employee Stock Purchase Plan...............        -           -          -          693         -             -           -
      Exercise of stock options..................        1       3,380          -            -         -             -           -
      Issuance of restricted stock...............        1       2,655          -            -    (2,675)            -           -
      Settlement of Equity Forward Transaction...        2       9,998          -            -         -             -           -
   -Amortization of restricted stock.............        -           -          -            -     2,309             -           -
   -Cancellation of restricted stock, 2,850 shares       -           -          -         (134)      134             -           -
   -Net currency translation adjustments.........        -           -          -            -         -         8,224       8,224
   -Change in unrealized gains (losses) on
      available-for-sale securities..............        -           -          -            -         -         5,885       5,885
   -Conversion of 5 3/8% Convertible Subordinated
      Notes due 2006.............................        -           1          -            -         -             -           -
   -Change in share of book value of investment
      in Chiles Offshore Inc.....................        -         (27)         -            -         -             -           -
   -Purchase of treasury shares..................        -           -          -      (18,508)        -             -           -
                                                   -------  ----------  ---------  -----------  --------   -----------   ---------
Balance, December 31, 2002.......................  $   243 $   403,590 $  519,430 $   (127,587)$  (2,217) $     11,492  $   60,696
====================================================================================================================================
2001
--------------------------------------------------
Balance, December 31, 2000.......................  $   214 $   278,567 $  402,142 $   (125,968)$  (1,301) $     (1,102) $        -
   Add/(Deduct) -
   -Net income for fiscal year 2001..............        -           -     70,701            -         -             -      70,701
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 27,877
        shares...................................        -       1,284          -            -         -             -           -
      Plaisance Marine Inc. acquisition..........        -           -          -        3,163         -             -           -
      Stirling Shipping Holdings Limited.........        -           -          -       12,777         -             -           -
      Employee Stock Purchase Plan...............        -           -          -          624         -             -           -
      Exercise of stock options..................        -         272          -            -         -             -           -
      Issuance of restricted stock...............        1       3,644          -            -    (2,976)            -           -
   -Amortization of restricted stock.............        -           -          -            -     2,272             -           -
   -Cancellation of restricted stock, 459 shares.        -           -          -          (20)       20             -           -
   -Net currency translation adjustments.........        -           -          -            -         -          (545)       (545)
   -Change in unrealized gains (losses) on
      available-for-sale securities..............        -           -          -            -         -        (1,055)     (1,055)
   -Conversion of 5 3/8% Convertible Subordinated
      Notes due 2006.............................       23      98,824          -            -         -             -           -
   -Change in share of book value of investment
      in Chiles Offshore Inc.....................        -       2,395          -            -         -             -           -
   -Change in value of shares issued in equity
      forward transaction........................        -        (164)         -            -         -             -           -
   -Change in fair value of derivatives..........        -           -          -            -         -            85          85
   -Purchase of TMM's minority interest in
      SEACOR Vision LLC..........................        -          35          -            -         -             -           -
   -Purchase of treasury shares..................        -           -          -         (214)        -             -           -
                                                   -------  ----------  ---------  -----------  --------   -----------   ---------
Balance, December 31, 2001.......................  $   238 $   384,857 $  472,843 $   (109,638)$  (1,985) $     (2,617) $   69,186
====================================================================================================================================
2000
--------------------------------------------------
Balance, December 31, 1999.......................  $   214 $   274,979 $  368,022 $   (131,183)$  (1,110) $     (2,792) $        -
   Add/(Deduct) -
   -Net income for fiscal year 2000..............        -           -     34,120            -         -             -      34,120
   -Issuance of common stock:
      ERST/O'Brien's Inc. acquisition, 15,254
        shares...................................        -         920          -            -         -             -           -
      Putford Enterprises Ltd. acquisition.......        -           -          -        4,086         -             -           -
       SCF Corporation acquisition...............        -           -          -        5,920         -             -           -
       Exercise of stock options.................        -         763          -            -         -             -           -
      Issuance of restricted stock...............        -       1,529          -            -    (1,543)            -           -
   -Amortization of restricted stock.............        -           -          -            -     1,337             -           -
   -Cancellation of restricted stock, 623 shares.        -           -          -          (15)       15             -           -
   -Net currency translation adjustments.........        -           -          -            -         -        (1,721)     (1,721)
   -Change in unrealized gains (losses) on
      available-for-sale securities..............        -           -          -            -         -         3,411       3,411
   -Change in value of investment in Chiles
      Offshore LLC...............................        -         380          -            -         -             -           -
   -Cash in lieu of fractional shares in stock
      split......................................        -          (4)         -            -         -             -           -
   -Purchase of treasury shares..................        -           -          -       (4,776)        -             -           -
                                                   -------  ----------  ---------  -----------  --------   -----------   ---------
Balance, December 31, 2000.......................  $   214 $   278,567 $  402,142 $   (125,968)$  (1,301) $     (1,102) $   35,810
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                     2002           2001            2000
                                                                                 -------------  --------------  -------------
Cash Flows from Operating Activities:
Net income.....................................................................$      46,587  $      70,701   $      34,120
Depreciation and amortization..................................................       56,244         58,324          51,189
    Restricted stock amortization..............................................        2,309          2,272           1,337
    Debt discount/(premium) amortization, net..................................          522            474             (49)
    Bad debt expense...........................................................            9            947            (235)
    Deferred income taxes......................................................       17,027         21,220          15,628
    Equity in net (earnings) losses of 50% or less owned companies.............       (3,705)        (4,306)          3,565
    Extraordinary (gain) loss, extinguishment of debt..........................        1,520            896               -
    (Gain) loss from sale of investment in 50% or less owned companies.........            -           (201)              -
    Derivative (income) loss...................................................        5,043         (4,127)         (6,292)
    (Gain) loss from sale of available-for-sale securities, net................       (3,218)        (5,689)         (7,562)
    Gain upon sale of shares of Chiles Offshore Inc............................      (19,719)             -          (4,023)
    Gain from equipment sales or retirements, net..............................       (8,635)        (9,030)         (7,628)
    Amortization of deferred income on sale and leaseback transactions.........       (7,396)        (5,482)        (18,601)
    Minority interest in income of subsidiaries................................          226            372           3,393
    Other, net.................................................................          650            504           1,709
    Changes in operating assets and liabilities -
      Increase in receivables..................................................       (2,075)        (3,360)        (15,468)
      (Increase) decrease in prepaid expenses and other assets.................      (13,600)        (4,175)          5,985
      Increase (decrease) in accounts payable, accrued and other liabilities...       (4,994)        (7,920)          8,183
                                                                                 -------------  --------------  -------------
        Net cash provided by operations........................................       66,795        111,420          65,251
                                                                                 -------------  --------------  -------------
Cash Flows from Investing Activities:
    Purchases of property and equipment........................................     (139,706)      (107,445)        (73,750)
    Proceeds from the sale of marine vessels and equipment.....................      128,669         60,666          56,772
    Investments in and advances to 50% or less owned companies.................          (22)        (5,763)         (7,056)
    Principal payments on notes due from 50% or less owned companies...........       20,665          6,040           1,514
    Proceeds from sale of investment in 50% or less owned companies............            -          3,076               -
    Net increase in construction reserve funds.................................      (39,970)       (14,531)        (18,774)
    Proceeds from sale of available-for-sale securities........................       63,519        145,920          90,309
    Purchases of available-for-sale securities.................................      (49,603)       (74,771)        (60,650)
    Cash settlements of derivative transactions................................       (5,712)         1,594          (1,454)
    Dividends received from 50% or less owned companies........................        1,889          6,705           9,029
    Acquisitions, net of cash acquired.........................................         (113)       (98,174)        (13,110)
    Cash of Chiles Offshore LLC, a deconsolidated subsidiary...................            -              -         (11,691)
    Cash proceeds from sale of shares of Chiles Offshore Inc...................       25,365              -               -
    Other, net.................................................................        1,186             45          (2,151)
                                                                                 -------------  --------------  -------------
        Net cash provided by (used in) investing activities....................        6,167        (76,638)        (31,012)
                                                                                 -------------  --------------  -------------
Cash Flows from Financing Activities:
    Payments of long-term debt and stockholder loans...........................      (93,801)      (145,356)        (17,240)
    Proceeds from issuance of long-term debt ..................................          231         75,563             482
    Net proceeds from sale of 5 7/8% Notes.....................................      196,836              -               -
    Payments on capital lease obligations......................................            -        (17,580)         (1,675)
    Proceeds from issuance of Common Stock.....................................            -         10,000               -
    Distribution of membership interest to minority shareholders of Chiles
      Offshore LLC.............................................................            -              -          17,651
    Termination of swap agreements.............................................            -              -          19,504
    Common stock acquired for treasury.........................................      (18,508)          (214)         (4,776)
    Stock options exercised....................................................        1,754            131             379
    Other, net.................................................................          693              1            (103)
                                                                                 -------------  --------------  -------------
        Net cash provided by (used in) financing activities....................       87,205        (77,455)         14,222
                                                                                 -------------  --------------  -------------
Effects of Exchange Rate Changes on Cash and Cash Equivalents..................        1,485         (1,152)         (2,751)
                                                                                 -------------  --------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents...........................      161,652        (43,825)         45,710
Cash and Cash Equivalents, beginning of period.................................      180,394        224,219         178,509
                                                                                 -------------  --------------  -------------
Cash and Cash Equivalents, end of period.......................................$     342,046  $     180,394   $     224,219
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

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

NATURE OF OPERATIONS. SEACOR SMIT Inc. ("SEACOR') and its subsidiaries (the "Company") is a major provider of offshore support vessel services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company also operates hopper barges in its inland river business and provides helicopter transportation services primarily to companies operating in the U.S. Gulf of Mexico.

BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of SEACOR and all majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company employs the equity method of accounting for investments in common stock when such investments in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the Company holds 50% or less of the voting stock. Significant influence is generally deemed to exist if the Company owns between 20% and 50% of the voting stock of an investee. The Company reports its investment in and advances to equity investees in the Consolidated Balance Sheets as "Investments, at Equity, and Receivables from 50% or Less Owned Companies." The Company reports its share of earnings or losses of equity investees in the Consolidated Statements of Income as "Equity in Earnings (Losses) of 50% or Less Owned Companies."

The Company employs the cost method of accounting for investments in common stock in companies over which the Company does not have the ability to exercise significant influence nor does it own greater than 20% of the investees voting stock. Such common stock investments are generally investments in private companies, and are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

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

CONCENTRATION OF CREDIT RISK. The Company is exposed to credit risks relating to its receivables from customers, its cash and cash equivalents, its short-term and long-term investments and its use of derivative instruments in connection with the management of interest rate risk and foreign currency risk. The Company does not generally require collateral or other security to support the concentration of risks. The Company minimizes its credit risk relating to receivables from customers by performing ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which to date have been within management's expectations. The Company minimizes its credit risk relating to cash and investments by maintaining such instruments in high-grade investments through a portfolio of major financial institutions, and by monitoring the financial condition of those financial institutions. The Company minimizes its credit risk relating to the counterparties to its derivative instruments by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of those counterparties.

CASH EQUIVALENTS. Cash equivalents refer to securities with maturities of three months or less when purchased.

ACCOUNTS RECEIVABLE. Customers of offshore support vessel services and helicopter transportation services are primarily major and large independent oil and gas exploration and production companies. Oil spill and emergency response services are provided to tank vessel owner/operators, refiners, terminals, exploration and production facilities and pipeline operators. Barge customers are primarily major agricultural and industrial companies based within the United States. All customers are granted credit on a short-term basis and related credit risks are considered minimal. Although credit risks associated with these customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. Accounts receivable are deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts when collection efforts have been exhausted.

PROPERTY AND EQUIPMENT. Property and equipment, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method. Offshore support vessels ("vessels") and related equipment are depreciated over 20 to 30 years, inland river hopper barges ("barges") are depreciated over 20 years, helicopters and related equipment are generally depreciated over 12 years and all other property and equipment are depreciated and amortized over two to ten years. Depreciation expense totaled $56,239,000, $55,069,000 and $49,617,000 in 2002, 2001 and 2000, respectively.

Vessel, helicopter and barge maintenance and repair and costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and helicopters as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment was capitalized as part of the assets' carrying values and are being amortized to expense over such assets estimated useful lives. Interest capitalized in 2002, 2001 and 2000 totaled $1,092,000, $760,000 and $639,000, respectively.

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also superceded certain aspects of Accounting Principle Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as previously required by APB
30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The adoption of this statement did not have a material effect on the Company's financial statements.

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

GOODWILL. Goodwill represents the excess of purchase price over fair value of net assets acquired in business combinations.

Effective January 1, 2002, the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets" and ceased amortization of its remaining goodwill balance. The following table presents the Company's comparative operating results for the periods indicated reflecting the exclusion of goodwill amortization expense in 2001 and 2000.

(in thousands, except per share data)              2002               2001              2000
-------------------------------------------   ----------------   ---------------   ---------------
Income before extraordinary item:
   As reported...............................$       48,107     $       71,597    $       34,120
   Goodwill amortization, net of tax.........            -               2,103               905
                                              ----------------   ---------------   ---------------
   As adjusted...............................$       48,107     $       73,700    $       35,025
                                              ================   ===============   ===============

Net income:
   As reported...............................$       46,587     $       70,701    $       34,120
   Goodwill amortization, net of tax.........            -               2,103               905
                                              ----------------   ---------------   ---------------
   As adjusted...............................$       46,587     $       72,804    $       35,025
                                              ================   ===============   ===============

Basic earnings per share:
   As reported...............................$         2.33     $         3.63    $         2.02
   Goodwill amortization, net of tax.........            -                0.11              0.05
                                              ----------------   ---------------   ---------------
   As adjusted...............................$         2.33     $         3.74    $         2.07
                                              ================   ===============   ===============

Diluted earnings per share:
   As reported...............................$         2.28     $         3.43    $         1.92
   Goodwill amortization, net of tax.........            -                0.10              0.04
                                              ----------------   ---------------   ---------------
   As adjusted...............................$         2.28     $         3.53    $         1.96
                                              ================   ===============   ===============

SFAS 142 requires that impairment testing of the opening goodwill balances be performed within six months from the start of the fiscal year in which the standard is adopted and that any impairment be written off and reported as a cumulative effect of a change in accounting principle. The Company completed a transitional goodwill impairment test in March 2002 and determined that goodwill was not impaired. Additionally, the Company completed its first annual impairment test as of December 31, 2002 and has determined there is no goodwill impairment.

DEFERRED FINANCING COSTS. Deferred financing costs, incurred in connection with the issuance of debt, are amortized over the life of the related debt, ranging from 5 to 12 years, using the effective interest rate method. Deferred financing costs amortization expense totaled $526,000 in 2002, $504,000 in 2001 and $904,000 in 2000 and is included in the Consolidated Statements of Income as "Interest Expense."

INCOME TAXES. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. Deferred taxes are not provided on certain undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because the Company considers those earnings to be indefinitely reinvested abroad.

DEFERRED INCOME. The Company has entered into vessel sale and leaseback transactions and has sold vessels to joint venture corporations in which it holds an equity ownership interest. Certain of the gains realized from these transactions were not immediately recognized in income and have been reported in the Consolidated Balance Sheets as "Deferred Income and Other Liabilities." In sale and leaseback transactions, gains were deferred to the extent of the present value of minimum lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. In joint venture sale transactions, gains were deferred to the extent of the Company's ownership interest, with amortization to income over the applicable vessels' depreciable lives, and upon receipt of debt securities and an inadequate down payment, with amortization to income on the installment method.

                                                                Income
(in thousands)                                                 Deferred
----------------------------------------------------------  --------------
Balance at 12/31/01.......................................$       21,170
Deferred Income from 2002 Vessel Sales....................        13,822
2002 Amortization of Deferred Income......................        (7,803)
Other.....................................................           119
                                                            --------------
Balance at 12/31/02.......................................$       27,308
                                                            ==============

FOREIGN CURRENCY TRANSLATION. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and for revenues and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are reported in the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)."

Certain SEACOR subsidiaries also enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. From time to time, SEACOR may advance funds to wholly-owned subsidiaries whose functional currency differs from the U.S. dollar. If settlement of such advances are not planned or anticipated to be paid in the foreseeable future, exchange rate gains and losses relating to the transactions are deferred and included in the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)." Conversely, if settlement of the advances is expected in the foreseeable future, changes in the exchange rate from the transaction date until the settlement date with respect to such advances are included in the Consolidated Statements of Income as "Foreign currency transaction gains (losses), net." The Company's earnings in 2002 and 2001 included net foreign currency exchange gains of $6,281,000 and $1,247,000, respectively; whereas, 2000 included net foreign currency exchange losses of $1,573,000.

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

REVENUE RECOGNITION. The Company's offshore marine business segment earns and recognizes revenues primarily from the time and bareboat charter-out of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, the Company provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel's operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years.

Customers of the Company's environmental business segment are charged retainer fees for ensuring by contract the availability (at predetermined rates) of oil spill response services and equipment. Such retainer fees are generally recognized ratably over the terms of the contract. Retainer services include employing a staff to supervise response to an oil spill and maintaining specialized equipment. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years. Spill response revenues are recognized as the services are provided based on contract terms and are dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenues can vary greatly between comparable periods. Consulting fees are also earned from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises and other special projects and are recognized as the services are provided based on contract terms.

The Company's inland river business earns revenues primarily from voyage affreightments under which customers are charged for a committed space to transport cargo for a specific time from a point of origin to a destination at an established rate per ton. The inland river operation also earns revenues while cargo is stored aboard a barge and when a barge is chartered-out by a third party.

Helicopters are chartered primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require customers to make incremental payments based on usage, have fixed terms ranging from one month to five years and generally are cancelable upon notice by either party in 30 days. Term contracts and day-to-day charter arrangements are generally non-cancelable and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. Rental fee revenues are recognized ratably over the contract term and revenues for helicopter usage are recognized as the services are performed.

OTHER, NET. In 2002, 2001 and 2000, other income and expense primarily included gains and losses from the sale of marketable securities.

DERIVATIVES. Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The cumulative effect of adopting SFAS 133 was not material. See Note 2 for discussion of the Company's derivatives.

STOCK COMPENSATION. Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25. No stock based employee compensation cost is reflected in net income as all options granted under the Company's option plans had an exercise price equal to the market value of the underlying common stock at the date of grant. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 2002, 2001 and 2000.

                                                2002                            2001                             2000
                                   ------------------------------- -------------------------------- -------------------------------
(in thousands, except share data)   As Reported      Pro forma      As Reported       Pro forma      As Reported      Pro forma
---------------------------------  --------------- --------------- ---------------  --------------- --------------- ---------------
Net income.......................$      46,587   $      44,590   $      70,701    $      68,746   $      34,120   $      32,211

Earnings per common share:
   Basic.........................$        2.33   $        2.23   $        3.63    $        3.53   $        2.02   $        1.91
   Diluted.......................         2.28            2.19            3.43             3.34            1.92            1.83


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 38.8%, 37.37% and 38.09% in the years 2002, 2001 and 2000, respectively, (c) discount rates of 3.76%, 5.31% and 6.21% in the years 2002, 2001 and 2000, respectively, and (d) expected lives of five years.

EARNINGS PER SHARE. Basic earnings per common share were computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share were computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. All computations give effect for the three-for-two stock split effected June 15, 2000. Certain options and share awards, 69,300, 127,580 and 74,140 in 2002, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

                                                                                                      Per
(in thousands, except shares and per share data)                      Income          Shares         Share
---------------------------------------------------------------   --------------------------------  ---------
FOR THE YEAR ENDED 2002-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        48,107     19,997,625    $   2.41
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        257,538
     Convertible securities..................................              1,463        802,714
                                                                  --------------------------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        49,570     21,057,877    $   2.35
                                                                  ================================  =========
FOR THE YEAR ENDED 2001-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        71,597     19,490,115    $  3.68
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        253,260
     Convertible securities..................................              2,596      1,591,807
     Common stock sold with equity forward contract,  see Note 8            (164)             -
                                                                  --------------------------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        74,029     21,335,182    $   3.47
                                                                  ================================  =========
FOR THE YEAR ENDED 2000-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        34,120     16,887,176    $   2.02
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        220,082
     Convertible securities..................................              6,605      4,127,270
                                                                  --------------------------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        40,725     21,234,528    $   1.92
                                                                  ================================  =========


PENDING ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations", which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial statements.

In May 2002, the FASB issued SFAS 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, provides guidance with respect to the accounting for gains or losses on capital leases which were modified to become operating leases. The statement also eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The adoption of this statement effective January 1, 2003 will result in the reclassification of the extraordinary losses recognized in 2002 and 2001 to income from continuing operations.

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

                                                                           Before-Tax      Tax (Expense)      Net-of-Tax
(in thousands)                                                               Amount         or Benefit          Amount
----------------------------------------------------------------------  ----------------  ---------------  ----------------
2002
Foreign currency translation adjustments..............................$       12,652    $       (4,428)  $        8,224
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........        12,272            (4,295)           7,977
    Less - reclassification adjustment for (gains) losses included in
        net income....................................................        (3,218)            1,126           (2,092)
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$       21,706    $       (7,597)  $       14,109
                                                                        ================  ===============  ================
2001
Foreign currency translation adjustments..............................$         (708)   $          248   $         (460)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........         4,066            (1,423)           2,643
    Less - reclassification adjustment for (gains) losses included in
        net income....................................................        (5,689)            1,991           (3,698)
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$       (2,331)   $          816   $       (1,515)
                                                                        ================  ===============  ================
2000
Foreign currency translation adjustments..............................$       (2,648)   $          927   $       (1,721)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........        12,809            (4,483)           8,326
    Less - reclassification adjustment for (gains) losses included in
        net income....................................................        (7,562)            2,647           (4,915)
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$        2,599    $         (909)  $        1,690
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

                                                                           2002                           2001
                                                               -----------------------------  -----------------------------
                                                                  Carrying       Estimated      Carrying        Estimated
(in thousands)                                                     Amount       Fair Value       Amount        Fair Value
-------------------------------------------------------------  --------------  -------------  -------------   -------------
ASSETS:
    Cash and temporary cash investments...................... $    342,046    $    342,046   $    180,394   $     180,394
    Marketable securities....................................       88,625          88,625         22,371          22,371
    Collateral deposits, notes and other receivables.........       10,146           9,725         30,787          30,717
    Construction reserve funds...............................       95,260          95,260         55,290          55,290
    Stock investments, carried at cost.......................        1,190           1,190          1,150           1,150
    Derivative instruments...................................        3,535           3,535          1,909           1,909
LIABILITIES:
    Long-term debt, including current portion................      402,732         422,557        290,399         295,844
    Other current liabilities................................            -               -            164             164
    Derivative instruments...................................        1,688           1,688            848             848



The carrying value of cash and temporary cash investments, construction reserve funds, collateral deposits and other receivables approximate fair value. The fair values of the Company's notes receivable, long-term debt, marketable securities and derivative instruments were estimated based upon quoted market prices or by discounting the underlying cash flows using market information as to interest rates for receivables and indebtedness of similar terms and maturities.

The Company has foreign currency exchange risks primarily related to its offshore support vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom and resulting gains or losses from those transactions are charged to Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 2002, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

The Company has also entered into forward exchange and futures contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling, Euros and Singapore Dollars. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign exchange had the Company decided to conduct business in Norway. The Pound Sterling, Euro and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros and Singapore Dollars in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange of the Company's business conducted in the United Kingdom, the Netherlands, France and Singapore. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss)" as they do not meet the criteria for hedge accounting. For the twelve month periods ending December 31, 2002, 2001 and 2000, the Company recognized net gains of $674,000, net losses of $153,000 and net gains of $639,000, respectively, from these forward exchange and futures contracts. At December 31, 2002, the Company had no outstanding Norwegian Kroner, Pounds Sterling and Euro contracts and the fair market value of its speculative Singapore Dollar contracts totaled $3,000 and was reported in the Consolidated Balance Sheets as "Trade and other receivables."

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. For accounting purposes, the Company records the change in the market value of its commodity contracts at the end of each month and recognizes a related gain or loss. For the twelve month periods ending December 31, 2002, 2001 and 2000, the Company has recognized net gains of $406,000, net gains of $4,584,000 and net losses of $980,000, respectively, from commodity hedging activities that were reported in the Consolidated Statements of Income as "Derivative income (loss), net." At December 31, 2002, the fair market value of the Company's positions in commodity contracts totaled $49,000 and was reported in the Consolidated Balance Sheets as "Trade and other receivables."

The Company, beginning in the fourth quarter of 2001, entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. For accounting purposes, the Company records the change in the market value of its U.S. treasury positions at the end of each month and recognizes a related gain or loss. For the twelve month periods ending December 31, 2002 and 2001, the Company recognized net losses of $8,310,000 and net gains of $196,000, respectively, with respect to positions in U.S. treasury obligations that were reported in the Consolidated Statements of Income as "Derivative income (loss), net." At December 31, 2002, the Company had no outstanding contracts with respect to U.S. treasury obligations.

In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to $41,000,000 of its 7.2% Senior Notes due 2009 (the 7.2% Notes"). Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to interest currently at the rate of approximately 3.3% per annum on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to such swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. The agreed upon price of such notional amount as set forth in such swap agreements totaled $41,700,000. At December 31, 2002, $41,000,000 notional principal amount of the 7.2% Notes were covered by such swap agreements. During the fourth quarter of 2002, the swap agreements were extended for an additional twelve months and will now terminate during the fourth quarter of 2003 and the second quarter of 2004 unless they are extended further by mutual consent. During the twelve months ended December 31, 2002 and 2001, the Company recorded a gain of $3,877,000 and a loss of $499,000, respectively, with respect to these swap agreements in the Condensed Consolidated Statements of Income as "Derivative income (loss), net." At December 31, 2002, the unrealized gains that resulted from the fair value of the notional amounts exceeding the agreed upon price set forth in the swap agreements totaled $3,483,000 and were reported in the Condensed Consolidated Balance Sheet under "Trade and other receivables."

On August 7, 2002, the stockholders of Chiles Offshore Inc. ("Chiles") approved a merger (the "Chiles Merger") with ENSCO International Incorporated ("ENSCO") and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders received $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock they owned at the time of the merger. Upon completion of this merger, the Company received $25,364,855 and 3,176,646 shares of ENSCO's common stock.

In order to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO, the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions is that the Company will be guaranteed a minimum value of approximately $24.35 and up to a maximum value of approximately $29.80 per share of ENSCO, at maturity. The costless collars will expire during the second quarter 2003. If the share value of ENSCO's common stock is in excess of approximately $29.80 at maturity, then the Company will have a choice of either
(a) selling the shares to the counterparty for $29.80 or (b) paying the counterparty the difference between the market value and $29.80, in cash, and continue to own the shares. If, on the other hand, the share value of ENSCO's common stock is less than approximately $24.35 at maturity, then the Company will have a choice of either (a) selling the shares to the counterparty for $24.35 or (b) receiving the difference between the market value and $24.35, in cash, and continue to own the shares. If the share value of ENSCO's common stock is between $24.35 and $29.80 at maturity, then neither party will have a payment obligation and the Company will continue to own the shares. The Company establishes the fair value of the costless collar at the end of each reporting period and the change in value is recorded in the books of the Company under "Derivative income (loss), net." At December 31, 2002, the unrealized losses, totaling $1,688,000, with respect to the costless collars were reported in the Condensed Consolidated Statement of Income as "Derivative income (loss), net" and the Condensed Consolidated Balance Sheet under "Other current liabilities." The market value of ENSCO's common stock at December 31, 2002 was $29.45 per share.

3. MARKETABLE SECURITIES:

Equity securities that have readily determinable fair values and investments in debt securities are classified by the Company as investments in available-for-sale securities. These investments are reported at their fair values with unrealized holding gains and losses included in the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)." Available-for-sale securities are included in the Consolidated Balance Sheets as "Marketable Securities" if the Company intends to liquidate the investment within one year from the balance sheet date and are included as "Available-for-Sale Securities" if the Company has the intent and ability to hold such investments for over one year from the balance sheet date. The amortized cost and fair value of marketable securities at December 31, 2002 and 2001 were as follows, in thousands of dollars:



                                                             Gross Unrealized Holding
                                                Amortized    ---------------------------      Fair
           Type of Securities                    Cost          Gains           Losses         Value
------------------------------------------    -----------    -----------     -----------    -----------
2002:
     U.S. government and agencies........  $      3,208   $         34   $           -   $      3,242
     U.S. states and political
       subdivisions......................        12,860            360               -         13,220
     Corporate debt securities...........        19,602              -            (241)        19,361
     UK government securities............         3,777            186               -          3,963
     Equity securities...................        40,343          8,496               -         48,839
                                              -----------    -----------     -----------    -----------
                                           $     79,790   $      9,076   $        (241)  $     88,625
                                              ===========    ===========     ===========    ===========
2001:
     U.S. government and agencies........  $      2,471   $          -   $        (309)  $      2,162
     U.S. states and political
       subdivisions......................        11,560              -            (596)        10,964
     Corporate debt securities...........         1,725             32             (84)         1,673
     UK government securities............         3,759              3               -          3,762
     Equity securities...................         3,076            735              (1)         3,810
                                              -----------    -----------     -----------    -----------
                                           $     22,591   $        770   $        (990)  $     22,371
                                              ===========    ===========     ===========    ===========

The contractual maturities of debt marketable securities at December 31, 2002 were as follows, in thousands of dollars:

                                                                           Amortized         Fair
                              Maturities                                      Cost          Value
-----------------------------------------------------------------------   -------------  -------------
    Mature in one year or less.........................................$       7,779   $      7,984
    Mature after one year through five years...........................        8,246          8,076
    Mature after five years through ten years..........................        7,353          7,264
    Mature after ten years..............................................      16,069         16,462
                                                                      -----------------  -------------
                                                                       $      39,447   $     39,786
                                                                      =================  =============


During 2002, 2001 and 2000, the sale of available-for-sale securities resulted in gross realized gains of $5,368,000, $9,587,000 and $8,558,000, respectively, and gross realized losses of $2,150,000, $3,898,000 and $996,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses. During 2002 and 2001, the Company transacted various short sales of equity securities and at December 31, 2002 and 2001 had recorded a liability in the Consolidated Balance Sheet as "Accrued liability-short sale of securities" equal to the fair market value of these equity securities. Gross unrealized gains and losses, totaling $1,026,000 and $643,000, respectively, in 2002 and $247,000 and
$623,000, respectively, in 2001 resulting from these short sales were recorded in the Consolidated Statements of Income as "Other, net."

4. ACQUISITIONS AND DISPOSITIONS:

TEX-AIR TRANSACTION. During January and July of 2002, the Company acquired 20 percent of the outstanding common stock of Tex-Air Helicopters, Inc. ("Tex-Air") through two separate cash transactions totaling $225,000. The Company acquired the remaining 80 percent of Tex-Air's common stock on December 31, 2002 in a stock-for-stock transaction whereby the Company issued 68,292 shares of common stock valued at $3,039,000. As security for the selling stockholder's obligations under the purchase agreement, 6,097 shares issued pursuant to the transaction were deposited into escrow for a period of eighteen months. The selling stockholder of Tex-Air has the opportunity to receive additional consideration of up to $900,000 based upon certain performance standards over a twenty-four month period following the date of the acquisition. This additional consideration, if paid, will be allocated to fixed assets and goodwill. Tex-Air's long term debt at closing was approximately $6,662,000 and immediately following the closing of the transaction, the Company repaid $5,838,000 of such debt.

STIRLING TRANSACTION. On May 4, 2001, the Company completed the acquisition of all of the issued and outstanding shares of Stirling Shipping Holdings Limited ("Stirling Shipping"). Aggregate consideration was (pound)54,300,000 ($77,100,000 based on exchange rates in effect and the price of SEACOR's common stock, par value $.01 per share ("Common Stock") on the closing date), consisting of (pound)29,900,000, or $43,000,000, in cash, (pound)14,700,000, or
$21,200,000, in one-year loan notes, and 285,852 shares of Common Stock issued from treasury, valued at $12,900,000. Stirling Shipping's long term debt at closing was approximately (pound)43,000,000, or $61,900,000. To fund a portion of the Stirling Shipping acquisition, the Company borrowed $25,000,000 under its revolving credit facility, and in the third quarter, repaid this loan. Through its acquisition of Stirling Shipping, the Company acquired 12 vessels primarily working in the North Sea, including 9 supply and 3 anchor handling towing supply vessels, and contracts for the construction of 2 anchor handling towing supply vessels. The new construction vessels, which have now been delivered to the Company, were built in the UK. In November 2001, the Company repaid all of the outstanding indebtedness, totaling (pound)48,316,000 or approximately $68,250,000 that was included in the Stirling Shipping acquisition. Existing cash balances and borrowings available under the Company's revolving credit facility, totaling $30,000,000 at December 31, 2001, were used to liquidate this obligation.

CHERAMIE TRANSACTION. In February 2001, the Company completed the acquisition of all of the issued and outstanding shares of Gilbert Cheramie Boats, Inc. and related companies (collectively, "Cheramie"). Purchase consideration was $62,800,000 in cash. Through its acquisition of Cheramie, the Company acquired 11 mini-supply, 11 utility and 2 offshore supply vessels operating in the U.S. Gulf of Mexico. Pursuant to the terms of the purchase agreement, the Company had an option of making an Internal Revenue Code Section 338(h)(10) election and, in January 2002, it exercised that option. The election entitled the Company to full income tax basis in the assets of the Cheramie companies and the realization of an income tax benefit of the depreciation. In order to induce the prior shareholders of Cheramie to agree to the election, the Company has agreed to make them "whole" for the amount of the increase in their total income tax liability, including the amount of income tax payable by them on the additional purchase price payment. In January 2002, as a result of making this election, the Company paid the prior shareholders of Cheramie an additional $10,162,000 in order to reimburse them for all of their expected additional income tax obligations, which payment was recorded in the Consolidated Balance Sheet as "Accrued acquisition costs." The January 2002 payment was intended to reimburse the selling shareholders for all of their incremental tax liabilities, and therefore, the Company has recorded an adjustment to the purchase price for the funds presently held in escrow. Goodwill, as adjusted, of approximately $11,280,000 was recorded in connection with this acquisition.

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

PURCHASE PRICE ALLOCATION. The following table summarizes the allocation of the purchase price in the Tex-Air acquisition in 2002 and the Stirling Shipping, Cheramie and Plaisance acquisitions in 2001:

                                                                 For the Year Ended
                                                            -------------------------------
 (in thousands)                                                12/31/02        12/31/01
----------------------------------------------------------  --------------- ---------------
 Trade and other receivables .............................$        3,540    $     11,092
 Prepaid expenses and other...............................         1,747             714
 Property and equipment...................................         7,659         197,394
 Goodwill(a)..............................................           109          11,813
 Other assets.............................................           385              -

 Accounts payable and accrued liabilities.................        (2,140)        (17,854)
 Debt.....................................................        (6,662)        (83,657)
 Deferred income taxes....................................          (888)         (5,386)
 Deferred gains and other liabilities.....................          (910)              -
 Common stock.............................................            (1)              -
 Paid in capital..........................................        (2,726)              -
 Treasury stock...........................................            -          (15,942)
                                                            --------------- ---------------
 Purchase price(b)........................................$          113   $     98,174
                                                            =============== ===============
 -------------------
(a) All goodwill is expected to be tax deductible.

(b) The purchase price is net of cash acquired, totaling $302,000 and $7,958,000 in 2002 and 2001, respectively, and includes acquisition costs, totaling
$190,000 and $1,435,000 in 2002 and 2001, respectively.

UNAUDITED PRO FORMA INFORMATION. The following unaudited pro forma information has been prepared as if the acquisition of Tex-Air, Stirling Shipping, Cheramie and Plaisance had occurred at the beginning of each of the periods presented.
This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

                                                            For the Year Ended (unaudited)
                                                           --------------------------------
 (in thousands, except per share data)                        12/31/02         12/31/01
---------------------------------------------------------- ---------------- ---------------
 Revenue..................................................$      420,047   $     468,582
 Income before extraordinary item.........................        47,434          73,748
      Net income..........................................        45,914          72,883
 Basic earnings per share.................................          2.29            3.66

VESSEL CONSTRUCTION. Since January 1, 2000, the Company completed the construction of 11 crew, 3 anchor handling towing supply, 2 mini-supply and 2 towing supply vessels at an approximate aggregate cost of $158,030,000 and 259 barges for an approximate aggregate cost of $62,819,000.

VESSEL DISPOSITIONS. The table below sets forth, during the fiscal years indicated, the number of vessels sold by type of service. At December 31, 2002, 26 of these vessels, including 15 crew, 5 supply, 2 towing supply, 2 mini-supply and 2 anchor handling towing supply, were bareboat chartered-in by the Company pursuant to sale-leaseback transactions.

                  Type of Vessel                        2002          2001         2000
--------------------------------------------------  ------------  ------------  -----------
 Anchor handling towing supply....................          4             1             1
 Crew.............................................         10            13             1
 Mini-supply......................................          -             3             -
 Standby safety...................................          3             6             2
 Supply...........................................          2             -             6
 Towing supply....................................          6             5             3
 Utility..........................................          5             7             8
 Project..........................................          1             -             -
                                                    ------------  ------------  -----------
                                                           31            35            21
                                                    ============  ============  ===========


Following year-end, the Company sold five vessels for aggregated cash consideration of $56,300,000, including two recently constructed North Sea anchor handling towing supply vessels.

        5. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED
COMPANIES:

        Investments, carried at equity, and advances to 50% or less owned companies at December 31, 2002 and 2001 were as follows, in thousands of dollars:

                                               Ownership
        50% or Less Owned Companies           Percentage           2002           2001
------------------------------------------- ---------------    -------------  -------------
Chiles Offshore............................      23.8%         $         -   $     77,607
TMM Joint Venture..........................      40.0%              15,701         26,305
Globe Wireless, L.L.C......................      38.0%              17,793         20,727
Pelican Offshore Services Pte Ltd..........      50.0%               9,832          8,436
Ultragas Joint Venture.....................      50.0%               4,477          5,637
Other......................................   33.3%-50.0%           13,556         15,115
                                                               -------------  -------------
                                                               $    61,359   $    153,827
                                                               =============  =============

CHILES OFFSHORE. Chiles Offshore LLC, the predecessor to Chiles, was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. The Company consolidated the reporting of financial information of Chiles from its inception in 1997 until its initial public offering of common stock in September 2000 (the "Chiles IPO"). As a consequence of the Chiles IPO, the Company's ownership interest in Chiles was reduced from 55.4% to 27.3%.
Because its ownership interest declined below 50%, the Company ceased its consolidation of Chiles with that of its own and began accounting for its ownership interest in Chiles using the equity method.

The Chiles Merger (see discussion in Note 2) resulted in the Company receiving
$5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock it owned at the time of the merger. The Company received $25,365,000 in cash and 3,176,646 shares of ENSCO's common stock, valued at $73,444,000 on date of close, and recognized an after-tax gain of $12,817,000, or $0.61 per diluted share.

The following table is unaudited summarized financial information for Chiles for the periods indicated:


(in thousands)                                                   12/31/01
-----------------------------------------------------------    -------------
Current assets............................................. $       36,292
Noncurrent assets..........................................        456,272
Current liabilities........................................         34,211
Noncurrent liabilities.....................................        132,869


                                                       For the
                                           1/1/02        Year       01/1/00     09/22/00
                                             to          Ended        to           to
(in thousands)                             8/7/02      12/31/01    09/21/00     12/31/00
--------------------------------------- ------------ ------------ ----------- -------------
Operating revenues....................$    58,405       74,184    $  37,380  $    18,626
    Operating income...................     4,184       29,688       14,550        6,212
Income (loss) before extraordinary item    11,731       22,546        6,888      (22,791)
Net income (loss)......................     7,326       22,546        6,888      (24,611)


The Company received approximately $2,006,000, $240,000 and $130,000 during 2002, 2001 and 2000, respectively, for management and legal services provided to Chiles. Chiles also paid the Company approximately $65,000 for services provided by one of its offshore marine vessels in 2001.

TMM JOINT VENTURE. In 1994, the Company and Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), structured a joint venture to serve the Mexican offshore market that is comprised of two corporations, Maritima Mexicana, S.A., a Mexican corporation, and SEAMEX International Ltd., a Liberian corporation. Since 1994, the Company has sold 10 of its vessels to the joint venture at a gain, of which a significant portion has been deferred in the Consolidated Balance Sheets for future income recognition. At December 31, 2002, the joint venture operated 15 vessels that it owned and bareboat and time chartered-in 11 vessels, of which 6 were provided by the Company. The Company guarantees up to 40% of obligations for nonpayment that may arise from the bareboat charter-in of two vessels by the venture. At December 31, 2002, the Company's guarantee was limited to approximately $6,080,000 and terminates upon completion of the charters, expected in 2009.

In connection with the sale of three vessels from the Company to the joint venture in 2001, promissory notes were issued the Company as partial payment. During 2002, the outstanding balances of the promissory notes related to two of the vessels sold were repaid. The outstanding and unpaid principal amount of the remaining promissory note totaled $750,000 as of December 31, 2002 and is payable in equal quarterly installments through November 2003. The promissory note bears interest at 10% and is secured by a first priority maritime mortgage. Revenues earned by the Company from the charter of vessels and management services provided to the TMM joint venture in 2002, 2001 and 2000 totaled $7,041,000, $4,890,000 and $5,760,000, respectively.

GLOBE WIRELESS L.L.C. Globe Wireless L.L.C. ("Globe Wireless") and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides Satellite messaging services to the maritime industry. At present, through its ownership of senior convertible preferred units, the Company controls approximately 38% of the voting units issued by Globe Wireless.

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

Globe Wireless provides the Company's offshore marine business segment with a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. In fiscal 2002, 2001 and 2000, approximately $1,904,000, $2,126,000 and $1,237,000, respectively, was paid to Globe Wireless for services and merchandise provided the Company.

PELICAN OFFSHORE SERVICES PTE LTD. During 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation, ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns 9 newly built Fast Support Intervention Vessels (also known as multipurpose crew vessels) that operate in Asia. At December 31, 2002, the Company had outstanding loans to Pelican totaling approximately $3,100,000. The Company also presently guarantees up to $1,500,000 of amounts owed by the Pelican joint venture under its banking facilities that is expected to mature in 2006.

ULTRAGAS JOINT VENTURE. In 1996, the Company acquired an equity interest in Ultragas Smit Lloyd Ltda ("Ultragas") and certain other entities affiliated with Ultragas that own and operate vessels. Since 1996, the Company and Sociedad Naviera Ultragas Ltda, the Company's joint venture partner in Ultragas and its affiliated companies, formed additional corporations for purposes of owning and operating additional vessels. As of December 31, 2002, this joint venture owned 6 vessels that were operating in Chile, Argentina and Brazil.

OTHER. The Company's other joint ventures are primarily vessel owning corporations servicing the offshore oil and gas exploration and production industries but also include environmental service businesses, an entity whose principal activity is to develop and sell software to the ship brokerage and shipping industry and a corporation that owns a Handymax Dry-Bulk ship. During 2001, the Company sold its interest in two offshore marine service joint ventures for approximately $3,076,000 and recorded a nominal gain. At December 31, 2002, 15 vessels were owned by offshore marine joint venture corporations and operated in England, Trinidad, Asia, the Middle East, the Mediterranean, West Africa and Venezuela. At December 31, 2002, the Company had outstanding loans, totaling $2,752,000, to its other joint ventures.

At December 31, 2002, the amount of consolidated retained earnings that represents undistributed earnings of 50% or less owned companies accounted for by the equity method was $5,790,000. Deferred taxes have not been recorded with respect to $14,957,000 of those earnings.

COMBINED CONDENSED FINANCIALS, EXCLUDING CHILES. The unaudited combined condensed financial position and results of operations of the Company's equity basis affiliates, excluding Chiles, are summarized below:


(in thousands)                                                        2002           2001
----------------------------------------------------------------  ------------- --------------
Current assets..................................................$      78,433  $     67,171
Noncurrent assets...............................................      111,516       134,535
Current liabilities.............................................       28,233        42,327
Noncurrent liabilities..........................................       38,390        38,808



(in thousands)                                         2002           2001           2000
-------------------------------------------------  -------------  ------------- --------------
Operating revenues...............................$     112,725  $     103,990  $     86,905
Operating income.................................       16,601          2,697        (5,467)
Income (loss) before extraordinary item..........        8,690          3,265         1,672
Net income.......................................        8,690          3,265         1,672


6. CONSTRUCTION RESERVE FUNDS:

Over the past several years, the Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. In accordance with this statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. From date of deposit, withdrawals from the joint depository construction reserve fund accounts are subject to prior written approval of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. Construction reserve funds are classified as non-current assets as the Company has the intent and ability to maintain the funds for more than one year and/or use the funds to acquire fixed assets. Income from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into joint depository construction reserve fund accounts.

7. INCOME TAXES:

Income before income taxes, minority interest, equity in net earnings of 50% or less owned companies and extraordinary item derived from the United States and foreign operations for the years ended December 31, are as follows:


(in thousands)                                               2002           2001            2000
-----------------------------------------------------    ------------    -----------     -----------
United States.........................................$      27,967   $      64,474  $       56,743
Foreign...............................................       40,513          39,247           4,915
                                                         ------------    -----------     -----------
                                                      $      68,480   $     103,721  $       61,658
                                                         ============    ===========     ===========

The Company files a consolidated U.S. federal tax return. Income tax expense
(benefit) consisted of the following components for the years ended December 31:

(in thousands)                                               2002           2001            2000
-----------------------------------------------------    ------------    -----------     -----------
Current:
   State..............................................$         991   $         790  $          741
   Federal............................................        2,924           8,331            (600)
   Foreign............................................        2,910           5,717           4,811

Deferred:
   Federal............................................        16,996          21,123          14,351
   Foreign............................................            31              97           1,277
                                                         ------------    -----------     -----------
                                                      $      23,852   $      36,058  $       20,580
                                                         ============    ===========     ===========

The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                                  2002                2001                2000
                                            -----------------  ------------------  ------------------
  Statutory rate...........................       35.0%               35.0                35.0%
  Foreign and state taxes..................        1.4%                1.0%                1.2%
  Other....................................      (1.6)%              (1.2)%              (2.8)%
                                            -----------------  ------------------  ------------------
                                                  34.8%               34.8%               33.4%
                                            =================  ==================  ==================

The components of the net deferred income tax liability were as follows, for the years ended December 31:

 (in thousands)                                                               2002           2001
----------------------------------------------------------------------    ------------    -----------
Deferred tax assets:
       Net operating loss carryforwards............................... $           -   $      13,889
       Foreign tax credit carryforwards...............................         6,816           7,370
       Alternative minimum tax credit carryforward...................          2,728               -
       Subpart F loss.................................................         1,887           3,500
       Nondeductible accruals.........................................           621             645
       Other..........................................................             -           1,391
                                                                          ------------    -----------
             Total deferred tax assets................................        12,052          26,795
                                                                          ------------    -----------
Deferred tax liabilities:
       Property and equipment.........................................       162,673         149,919
       Investment in subsidiaries.....................................         6,574          24,141
       Other..........................................................        17,724           1,058
                                                                          ------------    -----------
             Total deferred tax liabilities...........................       186,971         175,118
                                                                          ------------    -----------
                   Net deferred tax liabilities....................... $     174,919   $     148,323
                                                                          ============    ===========

The Company has not recognized a deferred tax liability of $11,054,000 for undistributed earnings of certain non-U.S. subsidiaries and joint venture corporations because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 2002, the undistributed earnings of these subsidiaries and joint venture corporations were $31,583,000. As of December 31, 2002, the Company also has foreign tax credit carryforwards for income tax purposes approximating $6,816,000 that expire from 2004 through 2007. The Company believes that it will be able to utilize the foreign tax credit carryforwards through future earnings or tax strategies of the Company and therefore no valuation allowance on the related deferred tax assets has been recorded. We reduce federal, state and foreign income taxes payable by the tax benefits associated with the exercise of stock options. For employee stock options that are exercised, the Company receives an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. This benefit, which is recorded in stockholders' equity, was $1,628,000 and $140,000 in 2002 and 2001, respectively.

8. LONG-TERM DEBT:

Long-term debt balances, maturities and interest rates are as follows as of December 31, in thousands of dollars:


                                                                                               2002                 2001
                                                                                         ----------------     ----------------
7.2% Senior Notes due 2009, interest payable semi-annually..............................$      134,500        $     147,500
5 3/8% Convertible Subordinated Notes due 2006, interest payable semi-annually                 35,319                46,320
5 7/8% Senior Notes due 2012, interest payable semi-annually............................       200,000                  -
Revolving Credit Facility maturing in 2007, bearing interest at 3.49% as of
    December 31, 2002 payable quarterly.................................................          -                  30,000
5.467% Subordinated Promissory Notes due SMIT in 2004, interest payable quarterly ......        23,200               23,200
Promissory Notes, due prior shareholders of Stirling Shipping, bearing interest
    at 4.0%, repaid May 2002, see Note 4................................................           -                 21,358
Promissory Notes, due Caterpillar, interest rates ranging from approximately
    7.5% to 8.0%, repaid February 2002, see Note 4 .....................................           -                 12,132
Promissory Notes due the prior shareholders of Putford Enterprises Ltd., bearing
    Interest at 4%, principal and interest due April 2005, see Note 4...................        12,032               10,920
Promissory Notes due various financial institutions, primarily secured by property and equipment, interest rates ranging from approximately 6.75% to 8.9%,
    principal repayments at various dates through 2010..................................           521                  672
Promissory Note due a bank, payable in equal quarterly installments through 2003,
    Bearing interest at LIBOR plus 2.5%.................................................            40                  121
Promissory Note due various financial institutions/vendors, primarily secured by
    equipment, interest ranging from 5.25% to 10%, principal repayments through 2007....           824                   -
                                                                                         ----------------     ----------------
                                                                                              406,436              292,223
Less   - Portion due within one year....................................................        (614)              (33,724)
       - Debt premium or (discount), net................................................       (3,704)              (1,758)
                                                                                         ----------------     ----------------
                                                                                     $        402,118     $        256,741
                                                                                         ================     ================

        Maturities of long-term debt following December 31, 2002 are as follows:

(in thousands)                                 2003          2004          2005          2006          2007       Thereafter
-----------------------------------------   ----------    ----------    ----------    ----------    ----------    ----------
Amount................................... $       614  $     23,387  $     12,158  $     35,444  $        188  $    334,645
                                            ==========    ==========    ==========    ==========    ==========    ==========


7.2% NOTES. The 7.2% Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a Make-Whole Premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. During 2002, the Company purchased $13,000,000, principal amount of its 7.2% Notes in the open market. As a result of the purchase of the 7.2% Notes during 2002, the Company recorded an after-tax extraordinary loss of $989,000, or $0.04 per diluted share, net of income taxes totaling $533,000, upon recognizing a premium and writing off deferred financing costs related to the 7.2% Notes redemption.

5 3/8% CONVERTIBLE NOTES. The 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "5 3/8% Notes") were issued under an Indenture dated as of November 1, 1996 (the "1996 Indenture"), between the Company and First Trust National Association, as trustee. The 5 3/8% Notes are convertible, in whole or part, at the option of the holder at any time prior to the close of business on the business day next preceding November 15, 2006, unless previously redeemed into shares of Common Stock at a conversion price of $44.00 per share (equivalent to a conversion rate of 22.7272 shares of Common Stock per $1,000 principal amount of the 5 3/8% Notes), subject to adjustment in certain circumstances. The 5 3/8% Notes are redeemable at the Company's option at any time on or after November 24, 1999 at the redemption prices specified therein, together with accrued and unpaid interest to the date of repurchase. The 5 3/8% Notes are general unsecured obligations of the Company, subordinated in right of payment to all "Senior Indebtedness" (as defined in the 1996 Indenture) of the Company and effectively subordinated in right of payment to all indebtedness and other obligations and liabilities and any preferred stock of the Company's subsidiaries. The 5 3/8% Notes will mature on November 15, 2006 and bear interest at a rate of 5 3/8% per annum. Interest is payable on May 15 and November 15 of each year.

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

In 2002, the Company called for the redemption of $10,000,000 of the 5 3/8% Notes. The redemption price was $1,023.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of 5 3/8% Notes being called were able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes. The entire $10,000,000 was redeemed for cash totaling $10,352,472, including a premium and accrued interest. Also during 2002, the Company purchased $1,000,000 principal amount of the 5 3/8% Notes in the open market and $1,000 principal amount of the 5 3/8% Notes were voluntarily converted into 22.7272 shares of Common Stock. In connection with the redemptions and purchase of the 5 3/8% Notes during 2002, the Company recorded an after-tax extraordinary loss of $360,000, or $0.02 per diluted share, net of income taxes totaling $194,000, upon recognizing a premium and writing off deferred financing costs related to the 5 3/8% Notes redemption.

On February 20, 2003, the Company redeemed all of the then outstanding principal amount of the 5 3/8% Notes, totaling $35,319,000, in exchange for $35,949,000 in cash and 45.4544 shares of Common Stock. The write-off of related unamortized deferred financing costs and the recognition of premium expense will result in an after-tax charge of $731,000, or $0.03 per diluted share, net of income taxes totaling $394,000.

5 7/8% SENIOR NOTES. During the third quarter of 2002, SEACOR completed the sale of $200,000,000 aggregate principal amount of its 5 7/8% Senior Notes Due October 1, 2012 (the "5 7/8% Notes"). The 5 7/8% Notes were issued at a price of 98.839% of principal amount. Interest on the 5 7/8% Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 2003. The 5 7/8% Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium. The 5 7/8% Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. The Company incurred $842,000 of net underwriting fees.

REVOLVING CREDIT FACILITY. On February 5, 2002, the Company completed the syndication of a $200,000,000, five year, non-reducing, unsecured revolving credit facility that replaced a $100,000,000 unsecured reducing revolving credit facility of which $25,683,000 was available for future borrowing upon termination. Advances under the new revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard and Poor's and Moody's, equivalent to 2.75% on February 5, 2002. Adjustments to the applicable margin are the only consequence of a change in the Company's credit rating. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The new revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The new revolving credit facility contains no repayment triggers. During 2002, the Company repaid the outstanding borrowings, totaling $30,000,000, and a letter of credit representing a guarantee on notes issued by the Company in connection with the acquisition of Stirling Shipping was canceled. As of December 31, 2002, the Company had an outstanding letter of credit in the amount of $175,000 and approximately $199,825,000 available for future borrowings under the new revolving credit facility.

5.467% SMIT NOTES. Pursuant to a February 1998 letter agreement between the Company and SMIT International N.V. ("SMIT"), the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to a vessel purchase transaction. The prepayment included cash of $20,880,000 and the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23,200,000, which notes bear interest at 5.467% per annum payable quarterly in arrears.

9. COMMON STOCK:

The Company's Board of Directors have previously approved a securities repurchase plan, which allows the Company to acquire Common Stock, 5 3/8% Notes, 7.2% Notes and 5 7/8% Notes (collectively, the "SEACOR Securities") and, prior to the deconsolidation of Chiles in 2000, certain notes of Chiles. During the fourth quarter of 2002, the Company's Board of Directors increased its previously announced repurchase authority by $25,000,000. In 2002 and 2001, a total of 459,700 and 5,950 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $18,508,000 and $214,000, respectively. Also during 2002, the Company purchased $13,000,000 principal amount of its 7.2% Notes and $1,000,000 principal amount of its 5 3/8% Notes for a total of $15,407,940. As of December 31, 2002, the Company had approximately $27,753,000 available for the repurchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. In February 2003, the Company's Board of Directors increased its previously announced repurchase authority by $25,000,000.

10. BENEFIT PLANS:

SEACOR SAVINGS PLAN. The Company provides a defined contribution plan to its employees. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in such defined contribution plan and is subject to annual review by the Board of Directors. The Company's contributions to the plan were $1,106,000, $1,088,000 and $977,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK PLANS. On November 22, 1992 and April 18, 1996, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 1996 Share Incentive Plan (the "Share Incentive Plan"), respectively (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of Common Stock, and the Share Incentive Plan additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards and stock units to key officers and employees of the Company. The exercise price per share of options granted cannot be less than 75% and 90% of the fair market value of Common Stock at the date of grant under the Stock Option Plan and Share Incentive Plan, respectively. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors (the "Compensation Committee"). Seven hundred fifty thousand shares of Common Stock have been reserved for issuance under each of the Stock Option Plan and the Share Incentive Plan. During 2002 and 2001, 62,360 and 174,380 shares and/or options to purchase shares of Common Stock, respectively, were granted pursuant to the Plans. As of December 31, 2002, there were 153,140 shares available for future grant under the Plans.

During January 2003, the Compensation Committee granted to certain officers and key employees of the Company, 85,635 restricted shares of Common Stock with an aggregate market value of $3,565,000 on the grant dates. On January 2, 2003, the Compensation Committee also granted a certain officer options to purchase 1,000 shares of Common Stock at an exercise price of $44.47 per share of Common Stock. Additionally, on January 15, 2003 and February 5, 2003, the Compensation Committee granted to certain officers and key employees of the Company and agreed, conditionally, to grant in installments during 2003 options to purchase an aggregate of 83,800 shares of Common Stock. The options granted on January 15, 2003 and February 5, 2003 were granted at an exercise price of $41.60 per share of Common Stock. The options that the Compensation Committee agreed to grant in installments during 2003 will have an exercise price of the fair market value per share of Common Stock on the date of each installment. Grants with respect to 23,750 shares of Common Stock to be made in installments during 2003 are subject to approval by the stockholders of SEACOR of an amendment to the Share Incentive Plan increasing the number of shares of Common Stock available thereunder.

On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. Three hundred thousand shares of Common Stock are reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. During 2002 and 2001, 19,684 and 15,923 shares, respectively, of Common Stock were issued from treasury pursuant to the Stock Purchase Plan.

On May 23, 2000, the stockholders of SEACOR also approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). Under the Non-Employee Director Plan, each member of the Board of Directors who is not an employee of SEACOR or any subsidiary will be granted an option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR through and including the 2004 Annual Meeting of Stockholders. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. One hundred fifty thousand shares of Common Stock have been reserved under the Non-Employee Director Plan. Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability. In 2002 and 2001, options were granted for the purchase of 21,000 and 24,000, respectively, shares of Common Stock. If the SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan is approved by stockholders at the 2003 Annual Meeting of Stockholders, no further awards will be made to non-employee directors under applicable provisions of the Non-Employee Director Plan, which will be terminated.

SHARE AWARD TRANSACTIONS. The following transactions have occurred in the Plans during the periods ended December 31:

                                                     2002                           2001                           2000
                                         -----------------------------  ----------------------------   ----------------------------
                                                          Wt'ed Avg.                    Wt'ed Avg.                     Wt'ed Avg.
                                           Number of      Exercise/      Number of      Exercise/       Number of      Exercise/
                                            Shares       Grant Price       Shares      Grant Price        Shares      Grant Price
                                         -------------  --------------  ------------  --------------   ------------  --------------
Stock Option Activities -
    Outstanding, at beginning of year..      807,752   $     25.05        681,212   $      20.80         545,871    $      16.31
       Granted.........................       21,900   $     48.69        139,800   $      44.73         172,616    $      32.81
       Exercised.......................     (150,458)  $     11.66        (11,760)  $      11.20         (36,750)   $      10.32
       Canceled........................      (21,300)  $     44.38         (1,500)  $      40.00            (525)   $      32.10
                                         -------------                ------------                   ------------
    Outstanding, at end of year........      657,894   $     28.27        807,752   $      25.05         681,212    $      20.80
                                         =============                ============                   ============
    Options exercisable at year end....      530,062   $     25.01        549,113   $      18.35         452,511    $      14.30
                                         =============
                                                                      ============                   ============
    Weighted average fair value of
       Options granted.................$       20.03                $       26.21                  $       34.70
                                         =============                ============                   ============

Restricted stock awards granted........       61,460   $     43.53         58,580   $      50.80          44,018    $      35.04
                                         =============                ============                   ============

Shares available for future grant......      243,140                      302,350                        498,771
                                         =============                ============                   ============



The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 38.8%, 37.37% and 38.09% in the years 2002, 2001 and 2000, respectively, (c) discount rates of 3.76%, 5.31% and 6.21% in the years 2002, 2001 and 2000, respectively, and (d) expected lives of five years.

On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over one and three year vesting periods. During 2002, 2001 and 2000, compensation cost recognized in connection with restricted stock awards totaled $2,309,000, $2,272,000 and $1,337,000, respectively. At December 31, 2002, there were 92,314 shares of unvested restricted stock outstanding at a weighted average price of $44.81. Of the unvested shares outstanding, 54,703, 24,585 and 13,026 shares will vest in 2003, 2004 and 2005, respectively.

The following table summarizes certain information about the options outstanding at December 31, 2002 grouped into three exercise price ranges:

                                                                                    Exercise Price Range
                                                                 ------------------------------------------------------------
                                                                   $6.43 - $16.63      $20.50 - $29.67     $30.71 - $52.25
                                                                 -------------------  ------------------- -------------------
Options outstanding at December 31, 2002......................             234,192               73,953             349,749
Weighted-average exercise price...............................   $           12.37   $            28.94   $           38.78
Weighted-average remaining contractual life (years)...........                1.32                 5.29                7.32
Options exercisable at December 31, 2002......................             234,192               73,953             221,917
Weighted average exercise price of exercisable options........   $           12.37   $            28.94   $           37.04


11. RELATED PARTY TRANSACTIONS:

The Company manages barge pools, pursuant to which the operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in a pooling arrangement. Mr. Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant's two children own barges that participate in the barge pools managed by the Company. In 2002, the Company distributed $433,636 of barge pool results to Mr. Fabrikant and his affiliates, net of $86,509 in management fees paid to the Company.

12. COMMITMENTS AND CONTINGENCIES:

At December 31, 2002, the Company was committed to the construction of 11 vessels and 61 barges at an approximate aggregate cost of $108,300,000, of which $25,000,000 had been expended. Two of the vessels are omitted for resale and the remaining vessels and barges are expected to enter service at various times during 2003. Following year-end, the Company committed to the construction of 2 additional vessels at an approximate aggregate cost of $6,900,000. The 2 vessels are expected to be delivered to the Company during the first six months of 2004.

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

The Company leases 41 vessels, resulting primarily from sale-leaseback transactions, 19 helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Vessel leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from 1 to 7 years. Certain of the gains realized from various sale-leaseback transactions, totaling $13,822,000, $11,447,000 and $1,394,000 in 2002, 2001 and 2000, respectively, have been deferred in the Consolidated Balance Sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company's operating leases in 2002, 2001 and 2000 totaled $18,783,000, $12,945,000 and $5,107,000, respectively. Future minimum payments under operating leases that have a remaining term in excess of one year at December 31, 2002 are as follows in thousands:

                                            Minimum
In the Years Ending December 31,            Payment
---------------------------------------  -------------
2003...................................$      28,586
2004...................................       23,600
2005...................................       19,192
2006...................................       13,780
2007...................................       10,608
Years subsequent to 2007...............       21,375

The Company has entered into sale-type lease transactions for four vessels that expire in 2004 and contain options that permit the lessee to purchase the vessels at various dates during the lease terms. The minimum lease payments and unguaranteed residual values accruing to the Company under these leases have been recorded as a gross investment in the leases. The difference between the gross investment and the sum of the present values of the two components of the gross investment has been recorded as unearned income to be amortized over the lease term using the interest method. The amortization of unearned income in the years ended December 31, 2002, 2001 and 2000, totaled $700,000, $595,000 and
$492,000, respectively. The net investment in sale-type leases at December 31, 2002 was comprised of minimum lease payment receivables totaling $3,292,000, estimated residual values of $1,200,000 and unearned income of $718,000. Minimum lease payments, totaling $1,833,000 and $1,459,000, are due in 2003 and 2004, respectively. As of December 31, 2002, $1,135,000 and $3,774,000 of the net investment in the sale-type leases were reported in the Consolidated Balance Sheets as "Prepaid expenses and other" and "Other Assets", respectively.

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

The Company evaluates business performance based upon operating profit plus any gains and losses from equipment sales and retirements, the sale of interest in 50% or less owned companies and foreign currency translation and equity in earnings and losses of 50% or less owned companies, but excluding, interest income and expense, gain from Chiles Merger, gain upon sale of shares of Chiles, gains or losses from derivative transactions and the sale of marketable securities, corporate expenses, income taxes and minority interest in income or losses of subsidiaries. Operating profit is defined as Operating Income as reported in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Income" included in Part IV of this Annual Report on Form 10-K excluding corporate expenses and net of certain other income and expense items. The disaggregation of financial results has been prepared using a management approach. Segment assets exclude those which the Company considers to be of a corporate nature, including unrestricted cash, marketable securities, certain other assets and property and equipment related to corporate activities.

Revenues earned by the Company's offshore marine and environmental services businesses for services rendered to divisions or subsidiaries of one customer totaled $42,240,000, or 10%, of revenues in 2001. In 2000 and 2002, the Company did not earn revenues from a single customer that was greater than or equal to 10% of total revenues. Information about profit and loss and assets by business segment is as follows for the years ended December 31, in thousands of dollars:


                                                                 Twelve Month Period Ending December 31,
                                                               --------------------------------------------
                            2000                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers.........................................$     276,473  $      63,468   $     339,941
  Intersegment................................................         458              -             458
  Elimination.................................................           -           (458)          (458)
                                                               -------------  --------------  -------------
                                                             $     276,931  $      63,010   $     339,941
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      35,403  $      18,470   $      53,873
  Income from Equipment Sales and Retirements, net............       7,616             13           7,629
  Equity in Net Losses of 50% or Less Owned Companies.........        (396)        (4,590)        (4,986)
  Other, primarily Foreign Currency Exchange Gains (Losses)...      (1,573)             -         (1,573)
                                                               -------------  --------------  -------------
                                                             $      41,050  $      13,893          54,943
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST, EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Interest Expense ..........................................                                    (27,450)
   Interest Income............................................                                     17,423
   Derivative Income, net.....................................                                      6,292
   Gains from Sale of Marketable Securities, net..............                                      7,562
   Gain upon Sale of Shares of Chiles Offshore................                                      4,023
   Corporate Expenses.........................................                                     (6,121)
   Equity in Net Losses of 50% or Less Owned Companies........                                      4,986
                                                                                              -------------
                                                                                            $      61,658
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned
    Companies................................................$      43,078  $      94,616   $     137,694
  Goodwill....................................................       2,644         14,894          17,538
  Other Segment Assets........................................     632,564         34,889         667,453
                                                               -------------  --------------  -------------
                                                             $     678,286  $     144,399         822,685
                                                               =============  ==============
  Corporate...................................................                                    310,045
                                                                                              -------------
                                                                                            $   1,132,730
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      46,824  $      26,814   $      73,638
                                                               =============  ==============
  Corporate...................................................                                        112
                                                                                              -------------
                                                                                            $      73,750
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      41,910  $       9,253   $      51,163
                                                               =============  ==============
  Corporate...................................................                                         26
                                                                                              -------------
                                                                                            $      51,189
------------------------------------------------------------------------------------------------------------
                            2001
-------------------------------------------------------------
OPERATING REVENUES:
  External Customers.........................................$     398,345  $      36,445   $     434,790
  Intersegment................................................         778              -             778
  Elimination.................................................           -           (778)           (778)
                                                               -------------  --------------  -------------
                                                             $     399,123  $      35,667   $     434,790
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      96,821  $       4,245   $     101,066
  Income (Loss) from Equipment Sales or Retirements, net......       9,180           (150)          9,030
  Gain from Sale of Interest in 50% or Less Owned Companies...         201              -             201
  Equity in Net Earnings of 50% or Less Owned Companies.......       5,181          1,111           6,292
  Other, primarily Foreign Currency Exchange Gains............       1,183              8           1,191
                                                               -------------  --------------  -------------
                                                             $     112,566  $       5,214         117,780
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST, EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Interest Expense...........................................                                    (21,998)
   Interest Income............................................                                     13,546
   Derivative Income, net.....................................                                      4,127
   Gains from Sale of Marketable Securities, net..............                                      5,689
   Corporate Expenses.........................................                                     (9,131)
   Equity in Net Earnings of 50% or Less Owned Companies......                                     (6,292)
                                                                                              -------------
                                                                                            $     103,721
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned
    Companies................................................$      49,618  $     104,209   $     153,827
  Goodwill....................................................      12,537         15,695          28,232
  Other Segment Assets........................................     862,611         45,027         907,638
                                                               -------------  --------------  -------------
                                                             $     924,766  $     164,931       1,089,697
                                                               =============  ==============
  Corporate...................................................                                    208,441
                                                                                              -------------
                                                                                            $   1,298,138
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      92,495  $      14,903   $     107,398
                                                               =============  ==============
  Corporate...................................................                                         47
                                                                                              -------------
                                                                                            $     107,445
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      52,871  $       5,398   $      58,269
                                                               =============  ==============
  Corporate...................................................                                         55
                                                                                              -------------
                                                                                            $      58,324
-----------------------------------------------------------------------------------------------------------


                                                                 Twelve Month Period Ending December 31,
                                                             ----------------------------------------------
                            2002                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers.........................................$     367,702  $      35,456   $     403,158
  Intersegment................................................         267              -             267
  Elimination.................................................           -           (267)           (267)
                                                               -------------  --------------  -------------
                                                             $     367,969  $      35,189   $     403,158
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      45,598  $       5,324   $      54,922
  Income from Equipment Sales or Retirements, net.............       8,625             10           8,635
  Equity in Net Earnings (Losses) of 50% or Less Owned
    Companies.................................................       5,995         (2,796)          3,199
  Other, primarily Foreign Currency Exchange Gains............       6,307            118           6,425
                                                               -------------  --------------  -------------
                                                             $      70,525  $       2,656          73,181
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Interest Expense...........................................                                    (17,064)
   Interest Income............................................                                      8,833
   Derivative Loss, net.......................................                                     (5,043)
   Gains from Sale of Marketable Securities, net..............                                      3,218
   Gain upon Sale of Shares of Chiles Offshore................                                     19,719
   Corporate Expenses.........................................                                    (11,165)
   Equity in Net Earnings (Losses) of 50% or Less Owned
     Companies................................................                                     (3,199)
                                                                                              -------------
                                                                                            $      68,480
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned
    Companies................................................$      39,155  $      22,204   $      61,359
  Goodwill....................................................      12,646         15,695          28,341
  Other Segment Assets........................................     878,526         83,667         962,193
                                                               -------------  --------------  -------------
                                                             $     930,327  $     121,566       1,051,893
                                                               =============  ==============
  Corporate...................................................                                    435,214
                                                                                              -------------
                                                                                            $   1,487,107
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      94,037  $      45,273   $     139,310
                                                               =============  ==============
  Corporate...................................................                                        396
                                                                                              -------------
                                                                                            $     139,706
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      50,846  $       5,165          56,011
                                                               =============  ==============
  Corporate...................................................                                        233
                                                                                              -------------
                                                                                            $      56,244
-----------------------------------------------------------------------------------------------------------

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

(in thousands)                                        2002            2001           2000
------------------------------------------------   ------------   -------------   ------------
Revenues:
   United States of America...................  $     212,291  $     267,195   $     236,841
   United Kingdom.............................         83,033         74,477          39,565
   Nigeria....................................         36,130         29,425          15,544
   Other......................................         71,704         63,693          47,991
                                                   ------------   -------------   ------------
                                                $     403,158  $     434,790   $     339,941
                                                   ============   =============   ============
Long-Lived Assets:
   United States of America...................  $     365,474  $     335,648   $     302,417
   United Kingdom.............................        182,741        186,686          47,898
   Nigeria....................................         42,121         39,973          40,119
   Other......................................        147,632        172,450         136,644
                                                   ------------   -------------   ------------
                                                $     737,968  $     734,757   $     527,078
                                                   ============   =============   ============

For the years ended December 31, 2002, 2001 and 2000, approximately 47%, 39% and 30%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign operations, primarily contained in its offshore marine service segment, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, terrorist attacks, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although historically the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations. Oil spill response and related training and consulting service revenues derived from foreign markets have not been material and barge and helicopter operations are limited to the U.S.

14. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

On March 4, 2003, the Company repaid all of the then outstanding principal amount of the 5.467% Subordinated Promissory Notes due SMIT, totaling $23,200,000.

15. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

(in thousands)                                                                                2002       2001        2000
----------------------------------------------------------------------------------------    --------   ---------   ---------
Cash income taxes paid.................................................................. $   15,435  $  14,244   $   5,539
Cash interest paid......................................................................     16,194     21,262      28,942
Schedule of Non-Cash Investing and Financing Activities:
    Property exchanged for investment in and notes receivable from 50% or less owned
      company...........................................................................          -     17,688           -
    Conversion of 5 3/8% Notes into Common Stock........................................          1     98,824           -
    Acquisition of ERST/O'Brien's Inc. with
                                          - Common Stock................................          -      1,284         920
    Acquisition of Boston Putford with    - Common Stock................................          -          -       4,086
                                          - notes, including debt discount..............          -          -       9,818
    Acquisition of SCF with               - Common Stock................................          -          -       5,920
                                          - assumption of debt..........................          -          -         552
    Acquisition of Plaisance with         - Common Stock................................          -      3,163           -
                                          - assumption of debt..........................          -        700           -
    Acquisition of Rincon vessels with    - assumption of debt..........................          -     13,600           -
    Acquisition of Stirling Shipping with - Common Stock................................          -     12,777           -
                                          - assumption of debt..........................          -     61,900           -
                                          - notes, including debt discount..............          -     21,200           -
    Acquisition of Tex-Air with           - Common Stock................................      2,727          -           -
                                          - assumption of debt..........................      6,662          -           -
    Purchase of vessels with              - deferred payment obligation.................          -          -       7,754


16. OTHER ASSETS: Other assets include the following:

(in thousands)                                                     2002             2001
----------------------------------------------------------      -----------     ------------

Goodwill...................................................  $       36,738     $     36,629
Deferred financing
costs......................................................           6,920            4,970
Net sale-type leases, see Note 12..........................           2,443            3,774
Notes receivable...........................................              15            4,797
Common stock investments, carried at cost..................           1,190            1,150
Refundable deposits........................................           2,684              -
Other......................................................             960              659
                                                                 -----------     ------------
                                                                     50,950           51,979
Less accumulated amortization..............................         (12,262)         (11,547)
                                                                 -----------     ------------
Total other assets.........................................  $       38,688     $     40,432
                                                                 ===========     ============

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Selected financial information for interim periods are presented below. Earnings per share are computed independently for each of the quarters presented;
therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

                                                                                   Quarter Ended
                                                           --------------------------------------------------------------
(in thousands, except share data)                           Dec. 31,         Sept. 30,        June 30,         March 31,
-----------------------------------------------------      -----------      -----------      -----------      -----------
2002:
Revenue.............................................. $        99,708  $       102,137  $        97,670  $       103,643
Operating Income.....................................           3,743           10,025            9,738           20,251
Income before extraordinary item.....................           1,638           22,815           12,248           11,406
Basic earnings per common share -
    Income before extraordinary item.................            0.08             1.14             0.61             0.57
    Extraordinary item...............................              -             (0.08)              -                -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.08  $          1.06  $          0.61  $          0.57
                                                           ===========      ===========      ===========      ===========
Diluted earnings common per share -
    Income before extraordinary item................. $          0.08  $          1.09  $          0.59  $          0.55
    Extraordinary item...............................              -             (0.07)              -                -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.08  $          1.02  $          0.59  $          0.55
                                                           ===========      ===========      ===========      ===========
2001:
Revenue.............................................. $       109,804  $       119,358  $       112,428  $        93,200
Operating Income.....................................          22,212           30,195           26,333           13,195
Income before extraordinary item.....................          18,679           22,506           18,278           12,134
Basic earnings per common share -
    Income before extraordinary item.................            0.93             1.13             0.92             0.67
    Extraordinary item...............................              -                -             (0.04)              -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.93  $          1.13  $          0.88  $          0.67
                                                           ===========      ===========      ===========      ===========
Diluted earnings common per share -
    Income before extraordinary item................. $          0.93  $          0.97  $          0.88  $          0.62
    Extraordinary item...............................              -                -             (0.04)              -
                                                           -----------      -----------      -----------      -----------
    Net Income....................................... $          0.93  $          0.97  $          0.84  $          0.62
                                                           ===========      ===========      ===========      ===========

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of SEACOR SMIT Inc. and subsidiaries as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 26, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in
Item 15(a) of this Form 10-K as of and for the year ended December 31, 2002. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule listed in Item 15(a) of this Form 10-K as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated February 21, 2002, expressed an unqualified opinion.

In our opinion, the 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP

New Orleans, Louisiana
February 26, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ON FINANCIAL STATEMENT SCHEDULE IN CONNECTION WITH SEACOR SMIT INC.'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 AS THEY HAVE CEASED OPERATIONS. SEACOR SMIT INC. IS INCLUDING THIS COPY OF ARTHUR ANDERSON LLP'S AUDIT REPORT PURSUANT TO RULE 2-02(E) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933, AS AMENDED.



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





                                                 /s/  Arthur  Andersen  LLP

New Orleans, Louisiana
February 21, 2002

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)



                                                       Balance          Charges to                             Balance
                                                      Beginning          Cost and             (a)                End
                  Description                          of Year           Expenses          Deductions          of Year
------------------------------------------------     -------------     --------------     -------------     --------------
Year Ended December 31, 2002
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,635   $             9    $           223   $         1,421
                                                     =============     ==============     =============     ==============

Year Ended December 31, 2001
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,310   $           947    $           622   $         1,635
                                                     =============     ==============     =============     ==============

Year Ended December 31, 2000
    Allowance for doubtful accounts
    (deducted from accounts receivable).....     $         1,567   $          (235)   $            22   $         1,310
                                                     =============     ==============     =============     ==============

(a) Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.



Exhibit
Number                                         Description
------                                         -----------

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

10.12  *+     Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

10.13  *+     Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

10.14  *+     Form of Option Agreement for Officers and Key Employees Pursuant
              to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 2000 and filed with the Commission on March 30, 2000).

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

10.21  *      Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank
              ASA, Nordea and The Governor and Company of the Bank of Scotland as agents.

10.22 Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Schedules not filed herewith will be provided to the SEC upon request).

10.23  +      List of Named Executive Officers which received awards of Type A
              Restricted Stock pursuant to a Type A Restricted Stock Grant
              Agreement, the form of which is attached hereto as Exhibit 10.12.

10.24  +      List of Named Executive Officers which received awards of Type B
              Restricted Stock pursuant to a Type B Restricted Stock Grant
              Agreement, the form of which is attached hereto as Exhibit 10.13.

21.1          List of Registrant's Subsidiaries.

23.1          Consent of Ernst & Young LLP.

23.2          Notice Regarding Consent of Arthur Andersen LLP.

99.1          Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2          Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


------------------
*    Incorporated herein by reference as indicated.

+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.