Form 10-K/A
period 2002-12-31
SEACOR SMIT INC
filed 2003-04-07
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002
                           -----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 1-12289

                                SEACOR SMIT INC.
                                ----------------
             (Exact name of Registrant as Specified in Its Charter)

            Delaware                                    13-3542736
  -------------------------------          ----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 11200 Richmond Avenue, Suite 400, Houston, Texas                77082
 ------------------------------------------------                -----
   (Address of Principal Executive Offices)                    (Zip Code)

    Registrant's telephone number, including area code          (281) 899-4800
                                                                ---------------
Securities registered pursuant to Section 12 (b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------

Common Stock, par value $.01 per share              New York Stock Exchange
--------------------------------------              ------------------------
Securities registered pursuant to
Section 12 (g) of the Act:

                                      None
                                (Title of Class)
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). X Yes No


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

                                EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of SEACOR SMIT Inc. for the fiscal year ended December 31, 2002, that was originally filed on March 31, 2003, is being filed solely to correct typographical errors to Item 1 of Part I, Items 7 and 8 of Part II and Item 15 of Part IV, including Note 9 to Notes to Consolidated Financial Statements. This amendment does not reflect events occurring after the filing of the original 10-K.


                                TABLE OF CONTENTS

                                                                                                                             PAGE
PART I  ........................................................................................................................1


ITEM 1. BUSINESS................................................................................................................1

           General   ...........................................................................................................1
           Segment and Geographic Information...................................................................................1
           Offshore Marine Services.............................................................................................2
           "Other" Business Segment.............................................................................................8
           Environmental Compliance............................................................................................11
           Employees 11

ITEM 2. PROPERTIES.............................................................................................................12


ITEM 3. LEGAL PROCEEDINGS......................................................................................................12


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................................12


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..................................................................................12


PART II    ....................................................................................................................13


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................................13


ITEM 6. SELECTED FINANCIAL DATA................................................................................................14


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................15

           Overview  15
           Offshore Marine Services............................................................................................15
           "Other" Business Segment............................................................................................17
           Critical Accounting Policies........................................................................................19
           Results of Operations...............................................................................................21
           Comparison of Fiscal Year 2002 to Fiscal Year 2001..................................................................23
           Comparison of Fiscal Year 2001 to Fiscal Year 2000..................................................................25
           Liquidity and Capital Resources.....................................................................................27

Item 7A. Quantitative and Qualitative Disclosures about Market Risk............................................................35


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................................37


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................37


PART III   ....................................................................................................................37


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................................37


ITEM 11. EXECUTIVE COMPENSATION................................................................................................37


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................37


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................................37


ITEM 14. CONTROLS AND PROCEDURES...............................................................................................37


PART IV    ....................................................................................................................38


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K.......................................................38




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

                                                                       2000               2001                2002
                                                                -------------------------------------- -------------------
                                   Vessel Type                   Count    Percent   Count    Percent    Count    Percent
                  --------------------------------------------   -----    -------   -----    -------    -----    -------
                  Anchor Handling Towing Supply................   27      21.4%       31       21.9%      28      22.9%
                  Crew.........................................   90      25.7%       91       21.3%      96      19.9%
                  Geophysical, Freight and Other...............    3       0.9%        3        0.5%       2
                                                                                                                   -
                  Mini-Supply..................................    8       1.6%       26        5.5%      33       6.3%
                  Standby Safety...............................   37      12.5%       30       10.2%      26      11.3%
                  Supply and Towing Supply.....................   74      25.7%       79       31.2%      71      31.3%
                  Utility......................................   66       8.2%       65        6.6%      45(2)    4.9%
                  Other(1).....................................    -       4.0%        -        2.8%       -       3.4%
                                                                -------  -------    ------    ------     ------  ------
                                                                  305    100.0%      325      100.0%     301(3)  100.0%
                                                                ======== =======    ======    ======     ======  ======
                    ---------------------
                    (1)  Consists primarily of the percent of operating revenues earned by the logistics activities of the Company's
                         offshore marine service segment.

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

                            Vessel Type               1998     1999      2000     2001       2002     Total
                  --------------------------------   -----    -------   -----    -------    -----    -------
                  Anchor Handling Towing Supply...       3        3       1          3         2        12
                  Crew............................       4        4       2          4         5        19
                  Mini-Supply.....................       -        2       -         19         4        25
                  Standby Safety..................       -        -      16          -         -        16
                  Supply and Towing Supply........       3        1       6         14         1        25
                  Utility.........................       -        -       -         11         -        11
                                                     -------   -------  ------    ------    ------    ------
                                                        10       10       25        51        12       108
                                                    ========   =======   ======   ======    ======    ======

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

                            Vessel Type               1998       1999       2000        2001       2002       Total
                  --------------------------------    -----    -------      -----       -------    -----    -------
                  Anchor Handling Towing Supply...       8           1          1          1           4         15
                  Crew............................       5          11          1         13          10         40
                  Geophysical, Freight and Other..       -           -          -          -           1          1
                  Mini-Supply.....................       -           -          -          4           -          4
                  Standby Safety..................       -           -          2          6           3         11
                  Supply and Towing Supply........      14           -          9          5           8         36
                  Utility.........................       7           2          8         10           7         34
                                                      -------    -------     ------     ------      ------    ------
                                                        34          14         21         39          33        141
                                                      ========   =======     ======     ======      ======    ======

                             MARKETS

The Company operates vessels in five principal geographic regions. The table below sets forth by region, at the dates indicated, the vessel types that are owned, chartered-in, managed, joint ventured and pooled.


                                                                      At December 31,
                                                           -----------------------------------------
             Vessel Type by Geographic Market                 2000          2001          2002
---------------------------------------------------------  --------       -------        ------
Domestic, principally in the U.S. Gulf of Mexico:
    Anchor Handling Towing Supply.........................       7            4             5
    Crew..................................................      66           60            63
    Geophysical, Freight and Other........................       2            2             1
    Mini-Supply...........................................       6           23            29
    Supply and Towing Supply..............................      24           20            18
    Utility...............................................      61           62            42
                                                           --------       -------        -------
Total Domestic Fleet......................................     166          171           158
                                                           --------       -------        -------
Latin America:
    Anchor Handling Towing Supply.........................       6            9             9
    Crew..................................................       6           10            10
    Mini-Supply...........................................       2            3             4
    Supply and Towing Supply..............................      18           20            19
    Utility...............................................       3            3             3
                                                           --------       -------        -------
                                                                35           45            45
                                                           --------       -------        -------

North Sea:
    Anchor Handling Towing Supply.........................       -            2             3
    Standby Safety........................................      37           30            26
    Supply and Towing Supply..............................       4           15             9
                                                           --------       -------        -------
                                                                41           47            38
                                                           --------       -------        -------
West Africa:
    Anchor Handling Towing Supply.........................       6            9             7
    Crew..................................................       8           11            13
    Supply and Towing Supply..............................      13           11            12
    Utility...............................................       2            -             -
                                                           --------       -------        -------
                                                                29           31            32
                                                           --------       -------        -------
Asia:
    Anchor Handling Towing Supply.........................       6            6             3
    Crew..................................................       9            9            10
    Supply and Towing Supply..............................       5            6             6
                                                           --------       -------        -------
                                                                20           21            19
                                                           --------       -------        -------
Other Foreign:
    Anchor Handling Towing Supply.........................       2            1             1
    Crew..................................................       1            1             -
    Geophysical, Freight and Other........................       1            1             1
    Supply and Towing Supply..............................      10            7             7
                                                           --------       -------        -------
                                                                14           10             9
                                                           --------       -------        -------
Total Foreign Fleet.......................................     139          154           143
                                                           --------       -------        -------
Total Fleet...............................................     305          325           301
                                                           ========       =======        =======


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


          Barges               2000         2001          2002
----------------------        -------      -------      -------
Owned.................           66           101          295
Joint Ventured........           11            11           11
Managed...............          185           226          229
                              -------      -------      -------
                                262           338          535
                              =======      =======      =======

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

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company at December 31, 2002 were as follows:

             Name                           Age                                           Position
--------------------------------     ------------------       -----------------------------------------------------------------

Charles Fabrikant                           58                Chairman of the Board of Directors,
                                                              President and Chief Executive Officer
Randall Blank                               52                Executive Vice President, Chief Financial
                                                              Officer and Secretary
Milton Rose                                 58                Vice President
Rodney Lenthall                             57                Vice President
Lenny Dantin                                50                Vice President and Chief Accounting Officer
Dick Fagerstal                              42                Senior Vice President, Corporate Development and Treasurer
Alice Gran                                  53                Vice President and General Counsel
Andrew Strachan                             55                Vice President


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


                                                         HIGH           LOW
                                                      ------------   -----------
 Fiscal Year Ending December 31, 2001:
   First Quarter.....................................   54.5000       44.5000
   Second Quarter....................................   49.2800       43.0000
   Third Quarter.....................................   48.1500       34.5100
   Fourth Quarter....................................   47.5000       34.2500

  Fiscal Year Ending December 31, 2002:
   First Quarter.....................................   50.1900       40.1000
   Second Quarter....................................   51.7000       44.3000
   Third Quarter.....................................   47.9800       37.0500
   Fourth Quarter....................................   44.5000       37.7500

 Fiscal Year Ending December 31, 2003:
   First Quarter (through March 21, 2003)............   44.8400       34.2700

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

The table below sets forth the Company's fleet structure at the dates indicated.

                                                                           At December 31,
                                                             --------------------------------------------
                     Fleet Structure                             2000            2001           2002
-----------------------------------------------------------  --------------  -------------  -------------
Domestic:
   Owned..................................................          146             146            119
   Bareboat Chartered-in (1)..............................           18              23             36
   Managed................................................            -               -              -
   Joint Ventures and                                                 2               2              3(3)
Pools(2)................................:
                                                             --------------  -------------  -------------
                                                                    166             171            158
                                                             --------------  -------------  -------------
Foreign:
   Owned..................................................           71              88             81
   Bareboat Chartered-in(1)...............................            3               2              4
   Managed................................................            5              12              6
   Joint Ventures and                                                60              52             52(3)
Pools(2)................................:
                                                             --------------  -------------  -------------
                                                                    139             154            143
                                                             --------------  -------------  -------------
                                                                    305             325            301
                                                             ==============  =============  =============

 -------------------------
(1) The number of vessels chartered-in by the Company has increased since 1999 due primarily to sale-leaseback transactions.

(2)  See "Item 1. Business - Joint Ventures."

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

Chiles derived its operating revenues primarily from drilling wells for oil and gas operators. Its rig operating expense consisted primarily of crew costs, insurance, inspections, repair and maintenance and other related costs. General and administrative expenses consisted primarily of corporate and safety management, administration, marketing,financial and legal expenses.

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

                                                                 Twelve Month Period Ending December 31,
                                                               -------------  --------------  -------------
                            2000                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers.........................................$     276,473  $      63,468   $     339,941
  Intersegment................................................         458              -             458
  Elimination.................................................           -           (458)           (458)
                                                               -------------  --------------  -------------
                                                             $     276,931  $      63,010   $     339,941
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      35,403  $      18,470   $      53,873
  Income from Equipment Sales and Retirements, net............       7,616             13           7,629
  Equity in Net Losses of 50% or Less Owned Companies.........        (396)        (4,590)        (4,986)
  Other, primarily Foreign Currency Exchange Losses, net......      (1,573)             -         (1,573)
                                                               -------------  --------------  -------------
                                                             $      41,050  $      13,893          54,943
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Net Interest Expense.......................................                                    (10,027)
   Derivative Income, net.....................................                                      6,292
   Gains from Sale of Marketable Securities, net..............                                      7,562
   Gain upon Sale of Shares of Chiles.........................                                      4,023
   Corporate Expenses.........................................                                     (6,121)
   Equity in Net Losses of 50% or Less Owned Companies........                                      4,986
                                                                                              -------------
                                                                                            $      61,658
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned      $      43,078  $      94,616   $     137,694
Companies.....................................................
  Other Segment Assets........................................     635,208         49,783         684,991
                                                               -------------  --------------  -------------
                                                             $     678,286  $     144,399         822,685
                                                               =============  ==============
  Corporate...................................................                                    310,045
                                                                                              -------------
                                                                                            $   1,132,730
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      46,824  $      26,814   $      73,638
                                                               =============  ==============
  Corporate...................................................                                        112
                                                                                              -------------
                                                                                            $      73,750
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      41,910  $       9,253   $      51,163
                                                               =============  ==============
  Corporate...................................................                                         26
                                                                                              -------------
                                                                                            $      51,189
-----------------------------------------------------------------------------------------------------------

                                                                 Twelve Month Period Ending December 31,
                                                               -------------  --------------  -------------
                            2001                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES:
  External Customers.........................................$     398,345  $      36,445   $     434,790
  Intersegment................................................         778              -             778
  Elimination.................................................           -           (778)           (778)
                                                               -------------  --------------  -------------
                                                             $     399,123  $      35,667   $     434,790
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      96,821  $       4,245   $     101,066
  Income (Loss) from Equipment Sales or Retirements, net......       9,180           (150)          9,030
  Gain from Sale of Interest in 50% or Less Owned Companies...         201              -             201
  Equity in Net Earnings of 50% or Less Owned Companies.......       5,181          1,111           6,292
  Other, primarily Foreign Currency Exchange Gains, net.......       1,183              8           1,191
                                                               -------------  --------------  -------------
                                                             $     112,566  $       5,214         117,780
                                                               =============  ==============

RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Net Interest Expense.......................................                                     (8,452)
   Derivative Income, net.....................................                                      4,127
   Gains from Sale of Marketable Securities, net..............                                      5,689
   Corporate Expenses.........................................                                     (9,131)
   Equity in Net Earnings of 50% or Less Owned Companies......                                     (6,292)
                                                                                              -------------
                                                                                            $     103,721
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned      $      49,618  $     104,209   $     153,827
Companies.....................................................
  Other Segment Assets........................................     875,148         60,722         935,870
                                                               -------------  --------------  -------------
                                                             $     924,766  $     164,931       1,089,697
                                                               =============  ==============
  Corporate...................................................                                    208,441
                                                                                              -------------
                                                                                            $   1,298,138
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      92,495  $      14,903   $     107,398
                                                               =============  ==============
  Corporate...................................................                                         47
                                                                                              -------------
                                                                                            $     107,445
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      52,871  $       5,398   $      58,269
                                                               =============  ==============
  Corporate...................................................                                         55
                                                                                              -------------
                                                                                            $      58,324
-----------------------------------------------------------------------------------------------------------

                            2002
-------------------------------------------------------------
OPERATING REVENUES:
  External Customers.........................................$     367,702  $      35,456         403,158
  Intersegment................................................         267              -             267
  Elimination.................................................           -           (267)           (267)
                                                               -------------  --------------  -------------
                                                             $     367,969  $      35,189   $     403,158
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      49,598  $       5,324          54,922
  Income from Equipment Sales or Retirements, net.............       8,625             10           8,635
  Equity in Net Earnings (Losses) of 50% or Less Owned               5,995         (2,796)          3,199
Companies.....................................................
  Other, primarily Foreign Currency Exchange Gains, net.......       6,307            118           6,425
                                                               -------------  --------------  -------------
                                                             $      70,525  $       2,656          73,181
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Net Interest Expense.......................................                                     (8,231)
   Derivative Loss, net.......................................                                     (5,043)
   Gains from Sale of Marketable Securities, net..............                                      3,218
   Gain from Chiles Merger....................................                                     19,719
   Corporate Expenses.........................................                                    (11,165)
   Equity in Net Earnings of 50% or Less Owned Companies......                                     (3,199)
                                                                                              -------------
                                                                                            $      68,480
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned      $      39,155  $      22,204   $      61,359
Companies.....................................................
  Other Segment Assets........................................     891,172         99,362         990,534
                                                               -------------  --------------  -------------
                                                             $     930,327  $     121,566       1,051,893
                                                               =============  ==============
  Corporate...................................................                                    435,214
                                                                                              -------------
                                                                                            $   1,487,107
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      94,037  $      45,273   $     139,310
                                                               =============  ==============
  Corporate...................................................                                        396
                                                                                              -------------
                                                                                            $     139,706
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      50,846  $       5,165   $      56,011
                                                               =============  ==============
  Corporate...................................................                                        233
                                                                                              -------------
                                                                                            $      56,244
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

CASH FLOW USED IN INVESTING AND FINANCING ACTIVITIES. Cash flow used in investing and financing activities totaled $212.4 million, $463.8 million and $347.4 million in 2000, 2001 and 2002, respectively.

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


                                                          Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
------------------------------------    ----------  ----------   -----------   ----------   ----------
Long-term Debt.....................  $    406,436 $        614 $     35,545  $     35,632 $    334,645
Operating Leases...................       117,141       28,586       42,792        24,388       21,375
Construction Commitments(1)........        83,300       83,300            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash            $    606,877 $    112,500 $     78,337  $     60,020 $    356,020
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

           STOCK AND DEBT REPURCHASE PROGRAM

SEACOR's Board of Directors have previously approved a securities repurchase plan, which allows the Company to acquire Common Stock, 5 3/8% Notes, 7.2% Notes and 5 7/8% Notes (collectively, the "SEACOR Securities") and, prior to the deconsolidation of Chiles in 2000, certain notes of Chiles. During the fourth quarter of 2002, SEACOR's Board of Directors increased its previously announced repurchase authority by $25.0 million. In 2002 and 2001, a total of 459,700 and 5,950 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $18.5 million and $0.2 million, respectively. Also during 2002, the Company purchased $13.0 million principal amount of its 7.2% Notes and $11.0 million principal amount of its 5 3/8% Notes for $15.4 million. As of December 31, 2002, the Company had approximately $27.8 million available for the repurchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 13, 2003, the Board of Directors again increased repurchase authority under SEACOR's securities repurchase plan by $25.0 million.

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

INLAND RIVER OPERATIONS ARE EXPOSED TO INTERNATIONAL ECONOMIC AND POLITICAL FACTORS. The Company's inland river operations may be affected by actions of foreign governments and global or regional economic developments. For example, global economic events such as foreign import/export policy or currency fluctuations, could affect the level of imports and exports. Foreign agricultural subsidies can also impact demand for U.S. agricultural exports. In addition, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the level of cargoes requiring transportation on the Inland Waterways. Changes in the value of the U.S. dollar relative to other currencies will raise or lower demand for U.S. exports as well as U.S. demand for foreign produced raw materials and finished good imports. Such actions or developments could have an adverse affect on the Company's inland river business.

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

10.11   *      Purchase Agreement, dated as of September 15, 1997, between the
               Company and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)
               (incorporated herein by reference to Exhibit 4.2 to the Company's
               Registration Statement on Form S-4 (No. 333-38841) filed with the
               Commission on October 27, 1997).

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

10.22   *      Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Schedules not filed herewith will be provided to the SEC upon request) (incorporated herein by reference to Exhibit 10.22 of the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003).

10.23   * +    List of Named Executive Officers which received awards of Type A
               Restricted Stock pursuant to a Type A Restricted Stock Grant
               Agreement, the form of which is attached hereto as Exhibit 10.12
               (incorporated herein by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2002 and filed with the Commission on March 31,
               2003).

10.24   * +    List of Named Executive Officers which received awards of Type B
               Restricted Stock pursuant to a Type B Restricted Stock Grant
               Agreement, the form of which is attached hereto as Exhibit 10.13
               (incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 2002 and filed with the Commission on March 31,
               2003).

21.1    *      List of Registrant's Subsidiaries (incorporated herein by
               reference to Exhibit 21.1 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003).

23.1           Consent of Ernst & Young LLP.

23.2           Notice Regarding Consent of Arthur Andersen LLP.

99.1    *      Certification by the Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 99.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003).

99.2    *      Certification by the Chief Financial Officer Pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 99.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003).

99.3 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            SEACOR SMIT INC.
                                            (Registrant)

                                            By: /s/ Lenny P. Dantin
                                                --------------------------------
                                                Lenny P. Dantin
                                                Vice President
                                                and Chief Accounting Officer
                                                (Principal Accounting Officer)
        Date: April 7, 2003

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

       Dated: April 7, 2003

/s/  Charles Fabrikant
------------------------------
Name: Charles Fabrikant
Title: Chief Executive Officer

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

    Dated: April 7, 2003

/s/  Randall Blank
------------------------------
Name: Randall Blank
Title: Chief Financial Officer


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE


Financial Statements:
                                                                                                                            Page
                                                                                                                            ----
        Reports of Independent Public Accountants................................................................            46

        Consolidated Balance Sheets - December 31, 2002 and 2001.................................................            48

        Consolidated Statements of Income for the Years Ended
           December 31, 2002, 2001 and 2000......................................................................            49

        Consolidated Statements of Changes in Equity for the Years Ended
            December 31, 2002, 2001 and 2000.....................................................................            50

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002, 2001 and 2000......................................................................            51

        Notes to Consolidated Financial Statements...............................................................            52

Financial Schedule:

        Reports of Independent Public Accountants on Financial
           Statement Schedule....................................................................................            74

        Valuation and Qualifying Accounts for the
           Years ended December 31, 2002, 2001 and 2000..........................................................            76

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


(in thousands, except per share data)              2002               2001              2000
-------------------------------------------   ----------------   ---------------   ---------------
Income before extraordinary item:
   As reported...............................$      48,107     $    71,597      $     34,120
   Goodwill amortization, net of tax..........          -            2,103               905
                                              ----------------   ---------------   ---------------
   As adjusted...............................$      48,107     $    73,700      $     35,025
                                              ================   ===============   ===============

Net income:
   As reported...............................$     46,587      $    70,701      $      34,120
   Goodwill amortization, net of tax.........           -            2,103                905
                                              ----------------   ---------------   ---------------
   As adjusted...............................$     46,587      $    72,804      $      35,025
                                              ================   ===============   ===============

Basic earnings per share:
   As reported...............................$      2.33       $                $
                                                                      3.63              2.02
   Goodwill amortization, net of tax.........            -
                                                                      0.11              0.05
                                              ----------------   ---------------   ---------------
   As adjusted...............................$     2.33        $                $
                                                                      3.74              2.07
                                              ================   ===============   ===============

Diluted earnings per share:
   As reported...............................$     2.28        $      3.43       $      1.92
   Goodwill amortization, net of tax.........       -                 0.10              0.04
                                              ----------------   ---------------   ---------------
   As adjusted...............................$     2.28        $      3.53       $      1.96
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

                                                       2002                            2001                             2000
                                          ------------------------------- -------------------------------- -------------------------
 (in thousands, except share data)  As Reported      Pro forma      As Reported       Pro forma      As Reported      Pro forma
 ---------------------------------  --------------- --------------- ---------------  --------------- --------------- ---------------
 Net income.......................$      46,587   $      44,590   $      70,701    $      68,746   $      34,120   $      32,211

 Earnings per common share:
    Basic.........................$        2.33   $        2.23   $        3.63    $        3.53   $        2.02   $        1.91
    Diluted........................        2.28            2.19            3.43             3.34            1.92            1.83


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

                                                                                                      Per
(in thousands, except shares and per share data)                      Income          Shares         Share
---------------------------------------------------------------   --------------    -------------  ---------
FOR THE YEAR ENDED 2002-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        48,107     19,997,625    $   2.41
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        257,538
     Convertible securities..................................              1,463        802,714
                                                                  --------------    ------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        49,570     21,057,877    $   2.35
                                                                  ==============    ============   =========
FOR THE YEAR ENDED 2001-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        71,597     19,490,115    $   3.68
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        253,260
     Convertible securities..................................              2,596      1,591,807
     Common stock sold with equity forward contract,  see Note              (164)             -
                                                                  ---------------   ------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        74,029     21,335,182    $   3.47
                                                                  ===============   ============   =========
FOR THE YEAR ENDED 2000-
   BASIC EARNINGS PER SHARE:
     Income before extraordinary item........................    $        34,120     16,887,176    $   2.02
                                                                                                    =========
   EFFECT OF DILUTIVE SECURITIES:
     Options and restricted stock............................                  -        220,082
     Convertible securities..................................              6,605      4,127,270
                                                                  ----------------  --------------
   DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
       plus assumed conversions.............................     $        40,725     21,234,528    $   1.92
                                                                  ================= ===============  =========

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

                                                                           Before-Tax      Tax (Expense)      Net-of-Tax
(in thousands)                                                               Amount         or Benefit          Amount
----------------------------------------------------------------------  ----------------  ---------------  ----------------
2002
Foreign currency translation adjustments..............................$       12,652    $       (4,428)  $        8,224
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........        12,272            (4,295)           7,977
    Less - reclassification adjustment for (gains) losses included in         (3,218)            1,126           (2,092)
net income............................................................
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$       21,706    $       (7,597)  $       14,109
                                                                        ================  ===============  ================
2001
Foreign currency translation adjustments..............................$         (708)   $          248   $         (460)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........         4,066            (1,423)           2,643
    Less - reclassification adjustment for (gains) losses included in         (5,689)            1,991           (3,698)
net income............................................................
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$       (2,331)   $          816   $       (1,515)
                                                                        ================  ===============  ================
2000
Foreign currency translation adjustments..............................$       (2,648)   $          927   $       (1,721)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period...........        12,809            (4,483)           8,326
    Less - reclassification adjustment for (gains) losses included in         (7,562)            2,647           (4,915)
net income............................................................
                                                                        ----------------  ---------------  ----------------
Other comprehensive income (loss).....................................$        2,599    $         (909)  $        1,690
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



                                              Amortized       Gross Unrealized Holding         Fair
                                                             ---------------------------
           Type of Securities                    Cost          Gains           Losses         Value
------------------------------------------    -----------    -----------     -----------    -----------
2002:
     U.S. government and agencies........  $      3,208   $         34   $           -   $      3,242
     U.S.     states    and     political        12,860            360               -         13,220
subdivisions.............................
     Corporate debt securities...........        19,602              -            (241)        19,361
     UK government securities............         3,777            186               -          3,963
     Equity securities...................        40,343          8,496               -         48,839
                                              -----------    -----------     -----------    -----------
                                           $     79,790   $      9,076   $        (241)  $     88,625
                                              ===========    ===========     ===========    ===========
2001:
     U.S. government and agencies........  $      2,471   $          -   $        (309)  $      2,162
     U.S.     states    and     political        11,560              -            (596)        10,964
subdivisions.............................
     Corporate debt securities...........         1,725             32             (84)         1,673
     UK government securities............         3,759              3               -          3,762
     Equity securities...................         3,076            735              (1)         3,810
                                              -----------    -----------     -----------    -----------
                                           $     22,591   $        770   $        (990)  $     22,371
                                              ===========    ===========     ===========    ===========

The contractual maturities of debt marketable securities at December 31, 2002 were as follows, in thousands of dollars:

                                                                           Amortized         Fair
                              Maturities                                      Cost          Value
-----------------------------------------------------------------------   -------------  -------------
    Mature in one year or less.........................................$       7,779   $      7,984
    Mature after one year through five years...........................        8,246          8,076
    Mature after five years through ten years..........................        7,353          7,264
    Mature after ten years.............................................       16,069         16,462
                                                                      -----------------  -------------
                                                                       $      39,447   $     39,786
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

                                       64

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

5.467% SMIT NOTES. Pursuant to a February 1998 letter agreement between the Company and SMIT Internationale N.V. ("SMIT"), the Company agreed to prepay certain contingent obligations for additional purchase consideration that would otherwise have been payable to SMIT in 1999 pursuant to a vessel purchase transaction. The prepayment included cash of $20,880,000 and the issuance, effective January 1, 1999, of five-year subordinated promissory notes in the aggregate principal amount of $23,200,000, which notes bear interest at 5.467% per annum payable quarterly in arrears.

9.  COMMON STOCK:

The Company's Board of Directors have previously approved a securities repurchase plan, which allows the Company to acquire Common Stock, 5 3/8% Notes, 7.2% Notes and 5 7/8% Notes (collectively, the "SEACOR Securities") and, prior to the deconsolidation of Chiles in 2000, certain notes of Chiles. During the fourth quarter of 2002, the Company's Board of Directors increased its previously announced repurchase authority by $25,000,000. In 2002 and 2001, a total of 459,700 and 5,950 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $18,508,000 and $214,000, respectively. Also during 2002, the Company purchased $13,000,000 principal amount of its 7.2% Notes and $11,000,000 principal amount of its 5 3/8% Notes for a total of $15,407,940. As of December 31, 2002, the Company had approximately $27,753,000 available for the repurchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. In February 2003, the Company's Board of Directors increased its previously announced repurchase authority by $25,000,000.

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

 SHARE AWARD TRANSACTIONS. The following transactions have occurred in the Plans during the periods ended December 31:

                                                     2002                           2001                           2000
                                         -----------------------------  ----------------------------   ----------------------------
                                                          Wt'ed Avg.                    Wt'ed Avg.                     Wt'ed Avg.
                                           Number of      Exercise/      Number of      Exercise/       Number of      Exercise/
                                            Shares       Grant Price       Shares      Grant Price        Shares      Grant Price
                                         -------------  --------------  ------------  --------------   ------------  --------------
Stock Option Activities -
    Outstanding, at beginning of year..      807,752  $        25.05        681,212 $        20.80         545,871 $        16.31
       Granted.........................       21,900  $        48.69        139,800 $        44.73         172,616 $        32.81
       Exercised.......................     (150,458) $        11.66        (11,760)$        11.20         (36,750)$        10.32
       Canceled........................      (21,300) $        44.38         (1,500)$        40.00            (525)$        32.10
                                         -------------                  ------------                   ------------
    Outstanding, at end of year........      657,894  $        28.27        807,752 $        25.05         681,212 $        20.80
                                         =============                  ============                   ============
    Options exercisable at year end....      530,062  $        25.01        549,113 $        18.35         452,511 $        14.30
                                         =============
                                                                        ============                   ============
    Weighted average fair value of
       Options granted.................$       20.03                  $       26.21                  $       34.70
                                         =============                  ============                   ============

Restricted stock awards granted........       61,460  $        43.53         58,580 $        50.80          44,018 $        35.04
                                         =============                  ============                   ============

Shares available for future grant......      243,140                        302,350                        498,771
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

The following table summarizes certain information about the options outstanding at December 31, 2002 grouped into three exercise price ranges:

                                                                                    Exercise Price Range
                                                                 ------------------------------------------------------------
                                                                   $6.43 - $16.63      $20.50 - $29.67     $30.71 - $52.25
                                                                 -------------------  ------------------- -------------------
Options outstanding at December 31, 2002................................   234,192               73,953             349,749
Weighted-average exercise price.........................................$    12.37   $            28.94               38.78
Weighted-average remaining contractual life (years).....................      1.32                 5.29                7.32
Options exercisable at December 31, 2002................................   234,192               73,953             221,917
Weighted average exercise price of exercisable options..................$    12.37   $            28.94               37.04


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


                                                                 Twelve Month Period Ending December 31,
                                                               --------------------------------------------
                            2000                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers.........................................$     276,473  $      63,468   $     339,941
  Intersegment................................................         458              -             458
                                                                                              -
  Elimination.................................................           -           (458)          (458)
                                                               -------------  --------------  -------------
                                                             $     276,931  $      63,010   $     339,941
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      35,403  $      18,470   $      53,873
  Income from Equipment Sales and Retirements, net............       7,616             13           7,629
  Equity in Net Losses of 50% or Less Owned Companies.........        (396)        (4,590)        (4,986)
  Other, primarily Foreign Currency Exchange Gains (Losses)...      (1,573)             -         (1,573)
                                                               -------------  --------------  -------------
                                                             $      41,050  $      13,893          54,943
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Interest Expense ..........................................                                    (27,450)
   Interest Income............................................                                     17,423
   Derivative Income, net.....................................                                      6,292
   Gains from Sale of Marketable Securities, net..............                                      7,562
   Gain upon Sale of Shares of Chiles Offshore................                                      4,023
   Corporate Expenses.........................................                                     (6,121)
   Equity in Net Losses of 50% or Less Owned Companies........                                      4,986
                                                                                              -------------
                                                                                            $      61,658
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned      $      43,078  $      94,616   $     137,694
Companies.....................................................
  Goodwill....................................................       2,644         14,894          17,538
  Other Segment Assets........................................     632,564         34,889         667,453
                                                               -------------  --------------  -------------
                                                             $     678,286  $     144,399         822,685
                                                               =============  ==============
  Corporate...................................................                                    310,045
                                                                                              -------------
                                                                                            $   1,132,730
                                                                                              =============
                                                                                              -------------
CAPITAL EXPENDITURES:
  Segment....................................................$      46,824  $      26,814   $      73,638
                                                               =============  ==============
  Corporate...................................................                                        112
                                                                                              -------------
                                                                                            $      73,750
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      41,910  $       9,253   $      51,163
                                                               =============  ==============
  Corporate...................................................                                         26
                                                                                              -------------
                                                                                            $      51,189
-----------------------------------------------------------------------------------------------------------
                            2001
-------------------------------------------------------------
OPERATING REVENUES:
  External Customers.........................................$     398,345  $      36,445   $     434,790
  Intersegment................................................         778              -             778
  Elimination.................................................           -           (778)           (778)
                                                               -------------  --------------  -------------
                                                             $     399,123  $      35,667   $     434,790
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      96,821  $       4,245   $     101,066
  Income (Loss) from Equipment Sales or Retirements, net......       9,180           (150)          9,030
  Gain from Sale of Interest in 50% or Less Owned Companies...         201              -             201
  Equity in Net Earnings of 50% or Less Owned Companies.......       5,181          1,111           6,292
  Other, primarily Foreign Currency Exchange Gains............       1,183              8           1,191
                                                               -------------  --------------  -------------
                                                             $     112,566  $       5,214         117,780
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Interest Expense...........................................                                    (21,998)
   Interest Income............................................                                     13,546
   Derivative Income, net.....................................                                      4,127
   Gains from Sale of Marketable Securities, net..............                                      5,689
   Corporate Expenses.........................................                                     (9,131)
   Equity in Net Earnings of 50% or Less Owned Companies......                                     (6,292)
                                                                                              -------------
                                                                                            $     103,721
                                                                                              =============
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned      $      49,618  $     104,209   $     153,827
Companies.....................................................
  Goodwill....................................................      12,537         15,695          28,232
  Other Segment Assets........................................     862,611         45,027         907,638
                                                               -------------  --------------  -------------
                                                             $     924,766  $     164,931       1,089,697
                                                               =============  ==============
  Corporate...................................................                                    208,441
                                                                                              -------------
                                                                                            $   1,298,138
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      92,495  $      14,903   $     107,398
                                                               =============  ==============
  Corporate...................................................                                         47
                                                                                              -------------
                                                                                            $     107,445
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      52,871  $       5,398   $      58,269
                                                               =============  ==============
  Corporate...................................................                                         55
                                                                                              -------------
                                                                                            $      58,324
-----------------------------------------------------------------------------------------------------------

                                                                 Twelve Month Period Ending December 31,
                                                             ----------------------------------------------
                            2002                                  Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers.........................................$     367,702  $      35,456   $     403,158
  Intersegment................................................         267              -             267
  Elimination.................................................           -           (267)           (267)
                                                               -------------  --------------  -------------
                                                             $     367,969  $      35,189   $     403,158
                                                               =============  ==============  =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit...........................................$      45,598  $       5,324   $      54,922
  Income from Equipment Sales or Retirements, net.............       8,625             10           8,635
  Equity in Net Earnings (Losses) of 50% or Less Owned               5,995         (2,796)          3,199
Companies.....................................................
  Other, primarily Foreign Currency Exchange                         6,307            118           6,425
Gains............
                                                               -------------  --------------  -------------
                                                             $      70,525  $       2,656          73,181
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  EQUITY EARNINGS AND EXTRAORDINARY ITEM:
   Interest Expense...........................................                                    (17,064)
   Interest Income............................................                                      8,833
   Derivative Loss, net.......................................                                     (5,043)
   Gains from Sale of Marketable Securities, net..............                                      3,218
   Gain upon Sale of Shares of Chiles Offshore................                                     19,719
   Corporate Expenses.........................................                                    (11,165)
   Equity in Net Earnings (Losses) of 50% or Less Owned                                            (3,199)
Companies.....................................................
                                                                                              -------------
                                                                                            $      68,480
                                                                                              =============
ASSETS:
  Investments in and Receivables from 50% or Less Owned      $      39,155  $      22,204   $      61,359
Companies.....................................................
  Goodwill....................................................      12,646         15,695          28,341
  Other Segment Assets........................................     878,526         83,667         962,193
                                                               -------------  --------------  -------------
                                                             $     930,327  $     121,566       1,051,893
                                                               =============  ==============
  Corporate...................................................                                    435,214
                                                                                              -------------
                                                                                            $   1,487,107
                                                                                              =============
CAPITAL EXPENDITURES:
  Segment....................................................$      94,037  $      45,273   $     139,310
                                                               =============  ==============
  Corporate...................................................                                        396
                                                                                              -------------
                                                                                            $     139,706
                                                                                              =============
DEPRECIATION AND AMORTIZATION:
  Segment....................................................$      50,846  $       5,165          56,011
                                                               =============  ==============
  Corporate...................................................                                        233
                                                                                              -------------
                                                                                            $      56,244
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



To SEACOR SMIT Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEACOR SMIT Inc. and its subsidiaries and have issued our report thereon dated February 21, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 76 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                         /s/ Arthur Andersen LLP

New Orleans, Louisiana
February 21, 2002


                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE LL

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