Form 10-Q
period 2003-03-31
SEACOR SMIT INC
filed 2003-05-15
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       March 31, 2003      or
                                     --------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                                 ----------------------       ------------------

Commission file number               1-12289
                                     -------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   13-3542736
--------------------------------------------    --------------------------------
    (State or Other Jurisdiction of                     (IRS Employer
    Incorporation or Organization)                   Identification No.)

 11200 Richmond, Suite 400, Houston, Texas                  77082
---------------------------------------------    -------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of May 9, 2003 was 19,505,221. The Registrant has no other class of common stock outstanding.


                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                           Page No.
                                                                                                                           --------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of
                          March 31, 2003 and December 31, 2002...................................................................1

                     Condensed Consolidated Statements of Operations for each of the
                          Three-Months Ended March 31, 2003 and 2002.............................................................2

                     Condensed Consolidated Statements of Cash Flows
                          for each of the Three-Months Ended March 31, 2003 and 2002.............................................3

                     Notes to the Condensed Consolidated Financial Statements....................................................4

           Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.............................................................8

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................................17

Part II.   Other Information

           Item 4.   Controls and Procedures....................................................................................18

           Item 6.   Exhibits and Reports on Form 8-K...........................................................................18



PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS


                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)



                                                                                           March 31,           December 31,
                                                                                              2003                 2002
                                                                                        -----------------    -----------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents                                                            $       321,624      $       342,046
   Marketable Securities                                                                              -                7,984
   Trade and other receivables, net of allowance for
      doubtful accounts of $1,406 and $1,421, respectively                                      102,660              106,120
   Prepaid expenses and other                                                                    19,154               17,041
                                                                                        -----------------    -----------------
      Total current assets                                                                      443,438              473,191
                                                                                        -----------------    -----------------
Investments, at Equity, and Receivables from 50% or                                              64,898               61,359
    Less Owned Companies
Available-for-Sale Securities                                                                    78,259               80,641
Property and Equipment                                                                          936,401              988,443
   Less - Accumulated depreciation                                                             (255,596)            (250,475)
                                                                                        -----------------    -----------------
      Net property and equipment                                                                680,805              737,968
                                                                                        -----------------    -----------------
Construction Reserve Funds                                                                       98,192               95,260
Other Assets                                                                                     36,118               38,688
                                                                                        -----------------    -----------------
                                                                                        $     1,401,710      $     1,487,107
                                                                                        =================    =================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                 $              138   $              614
   Accounts payable and accrued expenses                                                         27,452               31,799
   Other current liabilities                                                                     34,318               39,008
                                                                                        -----------------    -----------------
      Total current liabilities                                                                  61,908               71,421
                                                                                        -----------------    -----------------
Long-term Debt                                                                                  343,058              402,118
Deferred Income Taxes                                                                           174,933              174,987
Deferred Income and Other Liabilities                                                            30,100               31,938
Minority Interest in Subsidiaries                                                                 1,740                1,692
Stockholders' Equity:
   Common stock, $.01 par value, 24,393,365 and 24,307,235 shares
      issued at March 31, 2003 and December 31, 2002                                                244                  243
   Additional paid-in capital                                                                   407,047              403,590
   Retained earnings                                                                            523,774              519,430
   Treasury stock, 4,778,747 and 4,386,143 shares at
      March 31, 2003 and December 31, 2002, at cost                                            (141,536)            (127,587)
   Unamortized restricted stock compensation                                                     (5,033)              (2,217)
   Accumulated other comprehensive income -
       Cumulative translation adjustments                                                           748                5,750
       Unrealized gain on available-for-sale securities                                           4,727                5,742
                                                                                        -----------------    -----------------
      Total stockholders' equity                                                                789,971              804,951
                                                                                        -----------------    -----------------
                                                                                     $        1,401,710   $        1,487,107
                                                                                        =================    =================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.


                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)




                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------- --- ----------------
                                                                                      2003                 2002
                                                                                -----------------     ----------------

Operating Revenues                                                             $      96,860         $     103,643
                                                                                -----------------     ----------------

Costs and Expenses:
   Operating expenses                                                                 67,100                57,156
   Administrative and general                                                         14,079                12,360
   Depreciation and amortization                                                      14,636                13,876
                                                                                -----------------     ----------------
                                                                                      95,815                83,392
                                                                                -----------------     ----------------
Operating Income                                                                       1,045                20,251
                                                                                -----------------     ----------------

Other Income (Expense):
   Interest on debt                                                                   (5,506)               (4,001)
   Interest income                                                                     2,556                 1,867
   Debt extinguishment                                                                (1,125)                    -
   Income from equipment sales or retirements, net                                     5,147                 2,299
   Derivative income (loss), net                                                       1,749                  (772)
   Other, net                                                                          2,729                (4,325)
                                                                                -----------------     ----------------
                                                                                       5,550                (4,932)
                                                                                -----------------     ----------------
Income Before Income Tax Expense, Minority Interest in
   Income of Subsidiaries and Equity in Earnings of 50%
   or Less Owned Companies                                                             6,595                15,319
Income Tax Expense                                                                     2,399                 5,243
                                                                                -----------------     ----------------
Income Before Minority Interest in Income of Subsidiaries
   And Equity in Earnings of 50% or Less Owned Companies                               4,196                10,076
Minority Interest in Income of Subsidiaries                                              (98)                  (93)
Equity in Earnings of 50% or Less Owned Companies                                        246                 1,423
                                                                                -----------------     ----------------
Net Income                                                                     $       4,344         $      11,406
                                                                                =================     ================

Basic Earnings Per Common Share                                                $        0.22         $        0.57
                                                                                =================     ================

Diluted Earnings Per Common Share                                              $        0.22         $        0.55
                                                                                =================     ================

Weighted Average Common Shares:
   Basic                                                                          19,775,194            20,039,130
   Diluted                                                                        20,362,120            21,350,345


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.



                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)





                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            ----------------------------------
                                                                                                 2003               2002
                                                                                            ---------------    ---------------
Net Cash Provided by Operating Activities                                                  $         8,936    $        18,926
                                                                                            ---------------    ---------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                              (23,431)           (30,926)
   Proceeds from equipment sales                                                                    69,794             32,245
   Purchase of available-for-sale securities                                                       (14,382) .          (6,258)
   Proceeds from sale of available-for-sale securities                                              19,421              3,105
   Investments in and advances to 50% or less owned companies                                       (6,000)              (232)
   Principal payments on notes due from 50% or less owned companies                                    627              1,597
   Dividends received from 50% or less owned companies                                               2,197              1,061
   Net increase in construction reserve funds                                                       (2,932)            (6,372)
   Cash settlements of derivative transactions                                                         (59)             2,399
   Other, net                                                                                          121                261
                                                                                            ---------------    ---------------
      Net cash provided by (used in) investing activities                                           45,356             (3,120)
                                                                                            ---------------    ---------------

Cash Flows from Financing Activities:
   Payments of long-term debt                                                                      (59,451)           (12,189)
   Proceeds from issuance of long-term debt                                                              -                 81
   Proceeds from share award plans                                                                     367                196
   Common stock acquired for treasury                                                              (14,310)                 -
   Premium paid with 5 3/8% note extinguishment                                                       (632)                 -
                                                                                            ---------------    ---------------
      Net cash used in financing activities                                                        (74,026)           (11,912)
                                                                                            ---------------    ---------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                          (688)            (3,895)
                                                                                            ---------------    ---------------

Net Decrease in Cash and Cash Equivalents                                                          (20,422)                (1)
Cash and Cash Equivalents, Beginning of Period                                                     342,046            180,394
                                                                                            ---------------    ---------------
Cash and Cash Equivalents, End of Period                                                   $       321,624    $       180,393
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


                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.         BASIS OF PRESENTATION

The condensed consolidated financial information for the three-month periods ended March 31, 2003 and 2002 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2003 and 2002. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR SMIT Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR SMIT Inc.

Certain reclassifications of prior year information have been made to conform with the current year presentation.

2.         CHANGES IN ACCOUNTING POLICIES AND ESTIMATES

Effective January 1, 2003, the Company adopted SFAS 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement, among other matters, eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. Adopting SFAS 145 had no impact on prior quarter financial statements, but in future quarters will result in the reclassification of the extraordinary losses recognized in previous periods to income from continuing operations. On February 20, 2003, the Company redeemed all of the then outstanding principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006 (the "5 3/8% Notes"), which resulted in a write-off of related unamortized deferred financing costs and premium payment, totaling $1,125,000. In accordance with SFAS 145, the deferred financing costs write-off and premium payment were recognized as a component of income from continuing operations.

Effective January 1, 2003, the Company changed its estimated residual value for newly constructed supply, towing supply and anchor handling towing supply vessel assets from 10% to 5%. The effect on income of this change in accounting estimate was not material in the first quarter.

3.         COMPREHENSIVE INCOME

For the three-month period ended March 31, 2003, the Company had a total comprehensive loss of $1,673,000 as compared to total comprehensive income of $11,250,000 for the three-month period ended March 31, 2002. Results of each quarter included other comprehensive losses resulting primarily from foreign currency translation adjustments. Results for the first quarter of 2003 additionally included comprehensive losses resulting from unrealized holding losses on available-for-sale securities; whereas, results of the first quarter 2002 included a comprehensive gain from similar transactions.

4.         LONG-TERM DEBT

On February 20, 2003, the Company redeemed all of the then outstanding principal amount of its 5 3/8% Notes, totaling $35,319,000. On March 4, 2003, the Company repaid all of the then outstanding principal amount of its 5.467% Subordinated Promissory Notes, totaling $23,200,000. First quarter results also include the repayment of various other promissory notes in the aggregate principal amount of $934,000. On April 7, 2003, the Company repaid additional promissory notes in the aggregate principal amount of (pound)7,500,000, or $11,712,000.

5.         STOCK AND DEBT REPURCHASE PROGRAM

In the first quarter of 2003, the Company acquired a total of 403,990 shares of its common stock for treasury at an aggregate cost of $14,310,000. At March 31, 2003, $38,443,000 remained available, pursuant to authorization of SEACOR's Board of Directors, for the repurchase of additional securities pursuant to the Company's securities repurchase plan. These repurchases may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. Following quarter end and through May 13, 2003, the Company acquired an additional 223,650 shares of its common stock for treasury at an aggregate cost of $8,376,000. On May 14, 2003, the Company's Board of Directors increased its authorization for repurchases pursuant to the securities repurchase plan and, with this increase, approximately $65,000,000 is available for purchases of the Company's common stock, 7.2% senior notes due 2009 and its 5 7/8% senior notes due 2012.

6.         EARNINGS PER SHARE

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per share exclude certain options and share awards, totaling 284,285 and 48,000 in the three-month periods ended March 31, 2003 and 2002, respectively, as the effect of their inclusion in the computation would have been antidilutive.

                                                                                                Per
                                                                  Income          Shares       Share
                                                              ------------------------------- --------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
   Basic Earnings Per Share -
     Income before extraordinary item                       $     4,344,000      19,775,194   $   0.22
                                                                                                =======
   Effect of Dilutive Securities -
     Options and restricted stock                                         -         167,739
     Convertible securities                                         167,000         419,187
                                                              --------------  ---------------
   Diluted Earnings Per Share -
     Income available to common stockholders
       plus assumed conversions                             $     4,511,000      20,362,120   $   0.22
                                                              =============== ===============  ========

FOR THE THREE MONTHS ENDED MARCH 31, 2002:
   Basic Earnings Per Share -
     Income before extraordinary item                       $    11,406,000      20,039,130   $   0.57
                                                                                               ========
   Effect of Dilutive Securities -
     Options and restricted stock                                         -         258,488
     Convertible securities                                         432,000       1,052,727
                                                              --------------  ---------------
   Diluted Earnings Per Share -
     Income available to common stockholders
       plus assumed conversions                             $    11,838,000      21,350,345   $   0.55
                                                              =============== ===============  ========


7.       STOCK COMPENSATION

Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25. Had compensation costs for the plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended March 31, 2003, and 2002.


                                                       2003                            2002
                                          ------------------------------- --------------------------------
    (in thousands, except share data)      As Reported      Pro forma      As Reported       Pro forma
    ------------------------------------  --------------- --------------- ---------------  ---------------
    Net income                          $       4,344   $       4,079   $      11,406    $      10,921

    Earnings per common share:
       Basic                            $        0.22   $        0.21   $        0.57    $        0.54
       Diluted                                   0.22            0.21            0.55             0.53



The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future events, and additional awards in the future are anticipated.


8.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2003, the Company was committed to the construction of 12 offshore support vessels and 30 inland river hopper barges ("barges") for an approximate aggregate cost of $103,471,000, of which $32,087,000 has been expended. The Company is expected to take delivery of the barges during the third and fourth quarters of 2003, and the vessels are expected to enter service during 2003 and 2004. Following quarter end, the Company committed to the construction of an additional offshore support vessel for an approximate aggregate cost of $3,900,000.

9.       SEGMENT INFORMATION

Management views the Company's business as consisting of two principal business segments, offshore marine services and "all other" operations.

The Company's offshore marine services business is primarily engaged in the operation of a diversified fleet of offshore support vessels serving oil and gas exploration and development activities in the U.S. Gulf of Mexico, the North Sea, West Africa, Asia, Latin America and other international regions. The Company's vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety services and support the Company's environmental service segment's oil spill response activities. From time to time, vessels service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, the Company's offshore marine services business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and development operations.

Other activities of the Company include environmental services, helicopter transportation services, inland river hopper barge operations and equity in earnings of 50% or less owned companies unrelated to the offshore marine services segment. Results reported as "Other" in the three-month periods ending March 31, 2003 and 2002 include environmental service and inland river hopper barge operations and the Company's equity in earnings of 50% or less owned companies unrelated to the offshore marine services segment. The Company's helicopter transportation services commenced with the acquisition on December 31, 2002 of Tex-Air Helicopters, Inc. The Company reported its equity in the earnings of Chiles Offshore Inc. ("Chiles"), an owner and operator of jackup drilling rigs, until Chiles' merger with ENSCO International Incorporated on August 7, 2002.

The Company evaluates its business segments' performance based upon their respective operating profits (defined as Operating Income as reported in the Consolidated Statements of Operations, excluding corporate-related expenses) plus any income or loss from equipment sales or retirements, the sale of interests in 50% or less owned companies and foreign currency translation and equity in earnings and losses of 50% or less owned companies but excluding interest income and expense, debt extinguishment expense, gains or losses from derivative transactions and the sale of marketable securities, corporate expenses, income taxes and minority interest in income or losses of subsidiaries. Accounting policies for measuring operating profits have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 except as described in Note 2.


                                                                 Offshore
         FOR THE THREE MONTHS ENDED MARCH 31, 2003                Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers                                         $      80,696  $      16,164   $      96,860
  Intersegment                                                         411              -             411
                                                               -------------  --------------  -------------
                                                             $      81,107  $      16,164          97,271
                                                               =============  ==============
  Elimination                                                                                        (411)
                                                                                              -------------
                                                                                            $      96,860
                                                                                              =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit                                           $       3,312  $         339   $       3,651
  Income (Loss) from Equipment Sales and Retirements, net            5,307           (160)          5,147
  Equity in Earnings (Losses) of 50% or Less Owned Companies           817           (494)            323
  Other, primarily Foreign Currency Exchange Gains, net                538              -             538
                                                               -------------  --------------  -------------
                                                             $       9,974  $       (315)           9,659
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest Expense                                                                                (5,506)
   Interest Income                                                                                  2,556
   Debt Extinguishment                                                                             (1,125)
   Derivative Income, net                                                                           1,749
   Gain from Sale of Marketable Securities, net                                                     2,191
   Corporate Expenses                                                                              (2,606)
   Equity in Earnings of 50% or Less Owned Companies                                                 (323)
                                                                                              -------------
                                                                                            $       6,595
                                                                                              =============
         FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------
OPERATING REVENUES :
  External Customers                                         $      95,574  $       8,069   $     103,643
  Intersegment                                                          67              -              67
                                                               -------------  --------------  -------------
                                                             $      95,641  $       8,069         103,710
                                                               =============  ==============
  Elimination                                                                                         (67)
                                                                                              -------------
                                                                                            $     103,643
                                                                                              =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit                                           $      21,864  $         825   $      22,689
  Income from Equipment Sales and Retirements, net                   2,298              1           2,299
  Equity in Earnings of 50% or Less Owned Companies                  1,288            252           1,540
  Other, primarily Foreign Currency Exchange Losses, net            (3,150)           (11)         (3,161)
                                                               -------------  --------------  -------------
                                                             $      22,300  $       1,067          23,367
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest Expense                                                                                (4,001)
   Interest Income                                                                                  1,867
   Derivative Loss, net                                                                              (772)
   Loss from Sale of Marketable Securities, net                                                    (1,164)
   Corporate Expenses                                                                              (2,438)
   Equity in Earnings of 50% or Less Owned Companies                                               (1,540)
                                                                                              -------------
                                                                                            $      15,319
                                                                                              =============


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, the cyclical nature of our business, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, regulatory initiatives, customer preferences, marine-related risks, effects of adverse weather conditions and seasonality on the Company's offshore aviation business, helicopter related risks, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, variability in freight rates for inland river barges and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2002. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.


OVERVIEW

Management views the Company's business as consisting of two principal business segments, offshore marine services and "all other" operations. Offshore marine services, through subsidiaries and joint venture arrangements, is primarily dedicated to operating a diversified fleet of offshore support vessels that service oil and gas exploration and development activities in the U.S. Gulf of Mexico, the North Sea, Latin America, West Africa, Asia and other international regions. The Company's vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety services and support the Company's environmental service segment's oil spill response activities. From time to time, vessels service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, the Company's offshore marine services business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and production operations.

Other operations of the Company include being a leading provider of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities and operating and managing inland river hopper barges ("barges") that service the agriculture and industrial sectors within the U.S. that are strategically aligned along the Mississippi River and its tributaries. On December 31, 2002, the Company completed the acquisition of Tex-Air Helicopters, Inc. ("Tex-Air"), a company providing helicopter transportation services primarily to oil and gas companies operating in the U.S. Gulf of Mexico.

OFFSHORE MARINE SERVICES
The Company's offshore marine service segment provides marine transportation, logistics and related services primarily dedicated to supporting oil and gas exploration and production.

Since its inception, the Company has actively monitored opportunities to buy and sell vessels to maximize the overall utility and flexibility of its fleet. Fleet growth has occurred principally through the purchase of vessels from competitors, expansion of equity holdings in joint ventures that own and charter-in vessels and from the construction of new equipment. In support of fleet expansion, the Company has deposited proceeds from many of its vessel sales into construction reserve fund accounts for the express purposes of acquiring newly constructed U.S.-flag vessels in order to qualify for deferral of taxable gains realized from the vessel sales.

The offshore marine service segment's operating revenues are influenced primarily by the number of vessels owned and bareboat and time chartered-in by the Company, rates per day worked and utilization of the Company's fleet. Utilization for a vessel over a period of time is the ratio of number of days worked by the vessel to the total calendar days available during such period. The rate per day worked for a vessel over a period of time is the ratio of aggregate time charter revenue earned by the vessel to the number of days worked by such vessel during the period.

Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of marine vessels, which are closely aligned with the level of exploration and development of offshore areas. Exploration and drilling activities are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors that are also beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

Depressed offshore rig utilization that existed for all of 2002 has continued into the first quarter of 2003 due to reduced exploration activities, particularly in the U.S. Gulf of Mexico. Drilling activity has traditionally been linked to the cash flow of oil and gas companies, which is directly related to oil and natural gas commodity prices. High oil and natural gas prices have historically resulted in greater drilling activity, which increases the demand for the Company's services. However, the robust oil and natural gas prices realized during the second half of 2002 and so far in 2003 have yet to produce an increase in drilling activity. While the Company remains hopeful that drilling activity will accelerate later in 2003, the Company has experienced less demand for offshore services than during the same period in 2002.

The table below sets forth rates per day worked and utilization data for the Company's offshore marine fleet during the periods indicated.

                                                              Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2003          2002
                                                          ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Anchor Handling Towing Supply                               11,963        13,108
   Crew                                                         3,158         3,293
   Geophysical, Freight and Other(3)                                -             -
   Mini-Supply                                                  3,102         2,737
   Standby Safety                                               6,537         5,404
   Supply and Towing Supply                                     7,712         7,986
   Utility and Line Handling                                    1,767         1,753

OVERALL UTILIZATION (%): (1)(4)
   Anchor Handling Towing Supply                                 82.6          87.2
   Crew                                                          78.9          85.4
   Geophysical, Freight and Other(3)                                -             -
   Mini-Supply                                                   86.8          85.4
   Standby Safety                                                81.6          88.0
   Supply and Towing Supply                                      79.9          88.8
   Utility and Line Handling                                     55.1          59.6
           Overall Fleet                                         76.2          80.6


-----------------------------------
(1) Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, minority-owned joint venture vessels and managed vessels and include vessels bareboat and time chartered-in by the Company.

(2) Revenues for certain of the Company's vessels included in the calculation of rates per day worked, primarily its North Sea fleet, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

(3)  Vessels in this class were out of service during the reported periods.

(4) Statistics exclude vessels retired from service in the applicable periods, comprised of 16 utility vessels at quarter end.

From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the charterer (i.e., the lessee) is responsible for all crewing, insurance and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance and other operating expenses and the charterer only pays a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are earned at similar rates. However, operating expenses associated with vessels that are bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

The Company earns operating revenues primarily from the time or bareboat charter-out of vessels, which are owned or bareboat or time chartered-in. Operating revenues earned from the bareboat charter-out of vessels are generally lower than for vessels time-chartered out because vessel expenses, normally recovered through charter revenue, are paid by the charterer under a bareboat charter. At various times, the Company also manages vessels for other owners and earns a fee for this service.

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                       At March 31,
                                              --------------------------------
                  Fleet Structure                  2003            2002
--------------------------------------------- --------------- ----------------
DOMESTIC:
   Owned                                              114             128
   Bareboat Chartered-In(1)                            35              26
   Joint Venture(2)                                     3               2

FOREIGN:
   Owned                                               76              89
   Bareboat Chartered-In                                4               2
   Managed                                              6              11
   Joint Venture(2)                                    50              57
                                              --------------- ----------------
        Total Fleet                                   288(3)          315(3)
                                              =============== ================
---------------------------------
(1)  Resulting primarily from sale and leaseback transactions of prior periods.

(2) Of joint venture vessels at March 31, 2003, 48 participated in joint ventures in which the Company owned less than a majority interest and 5 participated in joint ventures in which the Company owned the majority interest.

(3) Fleet count at March 31, 2003 and 2002 excludes 16 and 15 utility vessels, respectively, that that have been retired from service.


Vessel operating expenses are primarily a function of fleet size, fleet composition and vessel utilization. The most significant vessel operating expense items are wages paid to marine personnel, maintenance and repairs and marine insurance. Maintenance and repair expenses, including drydocking and main engine overhaul, are expected to rise over time as the mix of vessels in our fleet trends toward larger, more powerful equipment in response to the changing needs of the customers that we serve and challenges of the markets in which we compete. In addition to variable vessel operating expenses, the offshore marine service segment incurs fixed charges related to the depreciation of property and equipment and charter-in hire costs. Depreciation is a significant operating expense; vessel depreciation is the most significant component.

Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers such drydocking of selected vessels and voluntarily removes these vessels from operation during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular quarter or put through survey a disproportionate number of older and/or larger vessels, which typically have higher drydocking costs, comparative results may be affected. For the three-month periods ended March 31, 2003 and 2002, drydocking costs totaled $2.5 million and $3.0 million, respectively. During those same periods, the Company completed the drydocking of 16 and 21 vessels, respectively.

The number of main propulsion engine overhauls performed in a period particularly affects engine repair expenses, which are also a significant component of the Company's vessel maintenance costs. In recent years, the Company has begun to alter its fleet mix by disposing of older lower-horsepower main propulsion engine vessels replacing them with newer higher-horsepower main propulsion engine vessels. This change in fleet mix has occurred primarily through the Company's introduction of new aluminum-constructed Fast Support Intervention Vessels, the main propulsion engines of which may total 9,000 horsepower exceeding the horsepower of older crew vessels that they replaced by as much as 7,000 horsepower. Should engine repair expenses, particularly those related to main engine overhauls, increase in a quarter, comparative results may be affected. For the three-month periods ended March 31, 2003 and 2002, main propulsion engine repair expenses totaled $3.6 million and $3.3 million, respectively.

The Company believes that recent terrorist attacks, the continuing threat of terrorist activity and economic and political uncertainties have resulted in significant increases in the Company's cost to insure against liabilities to other parties and damage to its vessels and other property. The combined effect of rising insurance premiums and the assumption by the Company of higher deductible limits during the first quarter of 2003 is expected to increase operating expenses in 2003 by an amount between approximately $3.3 million and approximately $5.5 million. There is no assurance that in the future the Company will be able to maintain its existing coverage or that it will not experience further substantial increases in premiums.

At March 31, 2003, the Company had 35 vessels bareboat chartered-in pursuant to sale and leaseback transactions that have been accounted for as operating leases for financial reporting purposes. Income realized from the sale component of these transactions has been deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms. Charter-in expense, net of deferred income amortization, resulting from sale and leaseback transactions totaled $3.7 million and $2.7 million in each of the three-month periods ending March 31, 2003 and 2002, respectively.

At March 31, 2003, 16 of the Company's utility vessels were considered retired from service and are being marketed for sale. These vessels range in length from 96 feet to 120 feet, average 24 years of age and had an aggregate carrying value of $1.1 million at quarter end. Vessels retired from service have been excluded from the Company's utilization statistics and fleet counts.

A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies, primarily pounds sterling. For financial statement reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 53% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the three-month period ended March 31, 2003.

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

Operating results are also affected by the Company's participation in various joint ventures. The Company has formed or acquired interests in offshore marine joint ventures with various third parties in order to enter new markets, enhance its marketing capabilities and facilitate operations in certain foreign markets. These arrangements allow the Company to expand its fleet while diversifying the risks and reducing the capital outlays associated with independent fleet expansion. The Company also owns a majority interest in a logistics joint venture whose mission has been to provide shorebase, marine transport and other supply chain management services in support of offshore exploration and production operations, principally in the U.S. Gulf of Mexico.

OTHER BUSINESS SEGMENT AND INVESTMENTS

      ENVIRONMENTAL SERVICES

The Company's environmental services business provides contractual oil spill response and other professional services to companies that store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended, and various state regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

The Company charges a retainer fee to its customers for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Spill response revenues and related operating profits are dependent on the magnitude and the number of spill responses within a given period. Consequently, spill response revenues and operating profits are subject to material variation between comparable periods, and the revenues from any one period is not indicative of a trend or of anticipated results in future periods. The Company also charges consulting fees to customers for developing customized training programs, planning and participating in customer oil spill response drill programs and response exercises as well as other special projects.

Operating costs for environmental services primarily include salaries and related benefits for operating personnel, payments to sub-contractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer business.

The Company's environmental services business has entered into agreements during the first quarter to provide services and oil spill response equipment in Iraq for fees of up to approximately $10.0 million, which services and equipment are expected to be rendered primarily during the second quarter, unless the relevant agreements are extended, modified or terminated.

      INLAND RIVER BUSINESS

The Company's inland river business earns operating revenues primarily from voyage affreightments under which customers are charged for a committed space to transport cargo for a specific time from a point of origin to a destination at an established price per ton of cargo transported. The Company also earns operating revenues while cargo is stored aboard barges and when barges are chartered-out to third parties. Barge operating expenses are typically differentiated between those directly related to voyages and all other barge operating costs. Voyage operating expenses primarily include towing, switching, fleeting and cleaning costs; whereas, non-voyage operating expenses include such costs as repairs, insurance and depreciation.

A majority of the barges owned by the Company and certain of those managed for third parties participate in two pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled, and the net results are allocated to each participating barge owner.

At March 31, 2003, the Company controlled 562 barges, including 326 directly owned, 11 owned by a 50% owned partnership and 225 managed for third parties.

      OFFSHORE AVIATION SERVICES

Tex-Air, the Company's helicopter transportation service business, derives the majority of its operating revenues from service contracts with major integrated and independent oil and gas companies, primarily in the production phase of the oil and gas cycle. The number and type of helicopters in Tex-Air's fleet, the utilization of that fleet and the rates of hire Tex-Air is able to charge customers are the primary drivers of its operating revenues. Rates and utilization are a function of demand for and availability of helicopters, which are closely aligned with the level of exploration and development of offshore areas. Exploration and drilling activities are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors that are also beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves. At March 31, 2003, Tex-Air's fleet included 36 helicopters, of which 23 helicopters were committed for hire under customer contracts.

Operating expenses are primarily a function of fleet size and utilization levels. The majority of Tex-Air's operating expenses consist of wages and related benefits, insurance, repairs and maintenance and equipment leases.

      OTHER ACTIVITIES

Other activities primarily relate to the Company's 50% or less equity interest in Globe Wireless, L.L.C., a marine telecommunications company, a handy-max bulk carrier joint venture and a developer of ship brokerage software that supports the shipping industry. The Company, from time to time, may make investments in other related or unrelated businesses.

On March 31, 2003, the Company made a $6.0 million minority equity investment in a California based company that designs and manufactures water treatment systems for sale and lease.

RESULTS OF OPERATIONS

In the following table, the Company segregates the operating revenues and profits of its offshore marine services business and combines similar results for its environmental, inland river and offshore aviation businesses in an "Other" reporting category as they do not meet accounting standards for separate disclosure. The "Other" reporting category also includes equity in earnings of 50% or less owned companies unrelated to the offshore marine services segment.

The Company evaluates business performance based upon operating profit (defined as Operating Income as reported in the Consolidated Statements of Operations, excluding corporate-related expenses) plus any gains and losses from the sale of equipment and interest in 50% or less owned companies, equity in the earnings and losses of 50% or less owned companies and foreign currency transaction gains and losses. Accounting policies for measuring segment profits have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


                                                                 Offshore
         FOR THE THREE MONTHS ENDED MARCH 31, 2003                Marine          Other          Total
-------------------------------------------------------------  -------------  --------------  -------------
OPERATING REVENUES :
  External Customers                                         $      80,696  $      16,164   $      96,860
  Intersegment                                                         411              -             411
                                                               -------------  --------------  -------------
                                                             $      81,107  $      16,164          97,271
                                                               =============  ==============
  Elimination                                                                                        (411)
                                                                                              -------------
                                                                                            $      96,860
                                                                                              =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit                                           $       3,312  $         339   $       3,651
  Income (Loss) from Equipment Sales and Retirements, net            5,307           (160)          5,147
  Equity in Earnings (Losses) of 50% or Less Owned Companies           817           (494)            323
  Other, primarily Foreign Currency Exchange Gains, net                538              -             538
                                                               -------------  --------------  -------------
                                                             $       9,974  $       (315)           9,659
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  AND EQUITY EARNINGS:
   Net Interest Expense                                                                            (2,950)
   Debt Extinguishment                                                                             (1,125)
   Derivative Income, net                                                                           1,749
   Gain from Sale of Marketable Securities, net                                                     2,191
   Corporate Expenses                                                                              (2,606)
   Equity in Earnings of 50% or Less Owned Companies                                                 (323)
                                                                                              -------------
                                                                                            $       6,595
                                                                                              =============
         FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------
OPERATING REVENUES :
  External Customers                                         $      95,574  $       8,069   $     103,643
  Intersegment                                                          67              -              67
                                                               -------------  --------------  -------------
                                                             $      95,641  $       8,069         103,710
                                                               =============  ==============
  Elimination                                                                                         (67)
                                                                                              -------------
                                                                                            $     103,643
                                                                                              =============
REPORTABLE SEGMENT PROFIT:
  Operating Profit                                           $      21,864  $         825   $      22,689
  Income from Equipment Sales and Retirements, net                   2,298              1           2,299
  Equity in Earnings of 50% or Less Owned Companies                  1,288            252           1,540
  Other, primarily Foreign Currency Exchange Losses, net            (3,150)           (11)         (3,161)
                                                               -------------  --------------  -------------
                                                             $      22,300  $       1,067          23,367
                                                               =============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES, MINORITY
INTEREST,
  AND EQUITY EARNINGS:
   Net Interest Expense                                                                            (2,134)
   Derivative Loss, net                                                                              (772)
   Loss from Sale of Marketable Securities, net                                                    (1,164)
   Corporate Expenses                                                                              (2,438)
   Equity in Earnings of 50% or Less Owned Companies                                               (1,540)
                                                                                              -------------
                                                                                            $      15,319
                                                                                              =============

      OFFSHORE MARINE SERVICES SEGMENT

OPERATING REVENUES. Operating revenues decreased $14.5 million, or 15%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 due primarily to lower utilization, lower rates per day worked and the effect of a net reduction in fleet size. These declines were partially offset by an improvement in operating revenues resulting from the strengthening of the pound sterling against the U.S. dollar.

Fewer days worked resulted in lower operating revenues of approximately $7.1 million due primarily to reduced business activities in the U.S. Gulf of Mexico. Vessel utilization was also lower between comparable periods in West Africa and the North Sea. Lower rates per day worked resulted in a decline in operating revenues of approximately $4.6 million. Day rate declines were most significant in U.S. operations, although day rates earned by certain vessel classes working in foreign markets were also lower between quarters. A decline in operating revenues resulting from fleet dispositions exceeded the improvement in operating revenues resulting from fleet additions by approximately $2.8 million. A net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements lowered operating revenues by approximately $1.0 million. These declines were offset by an approximate $1.8 million increase in operating revenues resulting from a strengthening between comparable quarters in the pound sterling relative to the U.S. dollar.

OPERATING PROFIT. Operating profit decreased $18.6 million, or 85%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 due primarily to those factors affecting operating revenues and higher operating expenses. Crew wages increased for seamen working internationally during 2002 in response to competition for qualified personnel. Charter-in costs in 2003 increased while depreciation expense decreased following the sale and leaseback of 13 vessels during the prior fiscal year. Higher repair and maintenance expenses, resulting from major repairs to a large anchor handling towing supply vessel based in the U.S., were offset by lower drydocking costs. An increase in general and administrative expenses resulting from a charge in the current quarter for employee severance benefits, higher insurance premiums and enhancements to information technology systems was partially offset by lower performance based compensation costs due to depressed business conditions.

INCOME FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements increased $3.0 million, or 131%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. Eight vessels were sold in the first quarter of 2003. In the comparable quarter of 2002, seven vessels were sold, and income was deferred for future recognition in connection with the sale and leaseback of three vessels.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $0.5 million, or 37%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 due primarily to lower profits earned by the Company's Mexican and Asian joint ventures. Fleet utilization declined in Mexico, and the Company's Asian joint venture incurred losses upon the sale of two vessels.

FOREIGN CURRENCY TRANSACTION GAINS (LOSSES), NET. The Company recognized net foreign currency transaction gains of $0.5 million in the three-month period ended March 31, 2003 compared to net foreign currency transaction losses of $3.2 million in the three-month period ended March 31, 2002. Gains or losses in both periods resulted primarily from the revaluation of loans due SEACOR by certain of its subsidiaries, whose functional currency is pounds sterling. During the first quarter of 2003, a subsidiary of SEACOR repaid a significant intercompany loan.

      "OTHER" BUSINESS SEGMENT

OPERATING REVENUES. Operating revenues increased $8.1 million, or 100%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The commencement of helicopter transportation services on December 31, 2002 resulted in an increase in operating revenues of $5.1 million. Operating revenues earned by the Company's inland river business rose $2.3 million, or 93%. An increase in revenues resulting from the addition to the fleet of newly constructed barges was partially offset by the adverse effect on revenues of reduced demand for equipment. Environmental service segment revenues also rose $0.6 million, or 10%. An increase in spill response revenues was partially offset by a decline in retainer revenues.

OPERATING PROFIT. Operating profit decreased $0.5 million, or 59%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The environmental service segment reported operating losses of $0.4 million in the current quarter as compared to operating profits of $0.2 million in the comparable prior quarter. Reduced retainer services and higher spill response vessel repair costs offset improved spill response revenues. Operating profits for the inland river business segment increased by $0.2 million. Higher operating revenues resulting from fleet growth were partially offset by higher towing costs that resulted from increased fuel costs and reduced demand for barges. Helicopter operations had a $0.1 million operating loss in the first quarter.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses were $0.5 million in the three-month period ended March 31, 2003 compared to equity earnings of $0.3 million in the three-month period ended March 31, 2002. Losses in 2003 resulted primarily from the Company's equity interest in the net losses of Globe Wireless, L.L.C. ("Globe"), a marine telecommunications company. In 2002, an equity interest in the net earnings of Chiles Offshore Inc. ("Chiles") was partially offset by the Company's equity interest in the net losses of Globe. The Company owned 23.8% of Chiles until its merger with ENSCO International Incorporated ("ENSCO") on August 7, 2002.

           OTHER

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense increased $0.8 million, or 38%, in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. An increase in interest expense resulting from the sale of $200.0 million aggregate principal amount of 5 7/8% notes in the third quarter of 2002 was partially offset by the effect of retiring $59.5 million of various other indebtedness and higher interest income in the first quarter of 2003.

DEBT EXTINGUISHMENT. On February 20, 2003, the Company redeemed all of the then outstanding principal amount of its 5 3/8% Convertible Subordinated Notes due November 15, 2006, which resulted in a write-off of related unamortized deferred financing costs and premium payment, totaling $1.1 million.

DERIVATIVE INCOME (LOSSES), NET. The Company recognized net income from derivative transactions of $1.7 million in the three-month period ended March 31, 2003 compared to net losses of $0.8 million in the three-month period ended March 31, 2002. Derivative income in the first quarter of 2003 resulted primarily from the revaluation of costless collars associated with the Company's common stock investment in ENSCO. Derivative losses in 2002 resulted primarily from the revaluation of interest rate swap agreements and foreign currency forward exchange contracts.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities totaled $2.2 million in the three-month period ended March 31, 2003 compared to net losses of $1.2 million from the sale of marketable securities in the three-month period ended March 31, 2002. Net gains in 2003 resulted primarily from the sale of equity securities. The mark to market of short sales of equity securities resulted in substantially all of the net losses in 2002.


LIQUIDITY AND CAPITAL RESOURCES

      CASH AND MARKETABLE SECURITIES

Following year end, the Company's cash and investments in available-for-sale securities decreased by $27.9 million to $498.1 million at March 31, 2003. Cash and marketable securities at quarter end included $321.6 million of unrestricted cash and cash equivalents, $78.3 million of available-for-sale securities and $98.2 million of construction reserve funds. See "Cash Generation and Deployment" below.

      CASH GENERATION AND DEPLOYMENT

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

The volatility of oil and gas prices, the level of offshore production and exploration activity and other factors beyond the Company's control will directly affect the Company's offshore marine and offshore aviation businesses. A curtailment of drilling activity in U.S. Gulf of Mexico beginning in March 2001 has adversely affected demand and rates per day worked for most vessel types in the Company's U.S. offshore marine fleet. As a result, operating results have declined and, at March 31, 2003, the Company had 35 vessels out of service and an additional 16 vessels retired from service. Although oil and natural gas prices have improved, this has yet to produce an increase in U.S. Gulf of Mexico drilling activity. The Company cannot predict whether, or to what extent, market conditions will improve, remain stable or deteriorate. Should present demand and rates per day worked for the Company's U.S. vessels remain unchanged or further decline, results of operations and cash flows will be adversely affected.

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES. Cash flows provided from operating activities were $8.9 million and $18.9 million in three-month periods ended March 31, 2003 and 2002, respectively. Recent declines in operating cash flows have resulted primarily from lower utilization and rates per day worked for offshore support vessels.

CASH FLOWS PROVIDED BY OR USED IN INVESTING ACTIVITIES. Net cash flows of $45.4 million were provided by investing activities in the three-month period ended March 31, 2003 as compared to net cash flows of $3.1 million used in investing activities in the three-month period ended March 31, 2002.

In the first quarter of 2003, cash flows were provided by investing activities principally from (i) the sale of eight offshore support vessels for $69.8 million that included two large North Sea anchor handling towing supply vessels,
(ii) the sale of available-for-sale securities for $19.4 million and (iii) the receipt of dividends and promissory note principal repayments from 50% or less owned companies, totaling $2.8 million. These increases in cash flows were partially offset by uses of cash flows in investing activities principally to
(i) construct offshore support vessels and inland river barges and acquire other equipment for $23.4 million, (ii) purchase available-for-sale securities for $14.4 million, (iii) acquire a minority equity interest in a company that designs and manufactures water treatment systems for sale or lease for $6.0 million, and (iv) increase construction reserve fund balances by $2.9 million.

In the first quarter of 2002, cash flows were used in investing activities principally to (i) construct offshore support vessels for $30.9 million, (ii) increase construction reserve fund balances by $6.4 million and (iii) acquire available-for-sale securities for $6.3 million. These uses in cash flows were partially offset by cash flows provided in investing activities principally from
(i) the sale of seven offshore support vessels for $32.2 million, (ii) the sale of available-for-sale securities for $3.1 million and (iii) the settlement of derivative transactions and the receipt of dividends and promissory note principal repayments from 50% or less owned companies, totaling $5.1 million.

CASH FLOW USED IN FINANCING ACTIVITIES. Net cash flows of $74.0 million and $11.9 million were used in financing activities in the three-month periods ended March 31, 2003 and 2002, respectively.

In the first quarter of 2003, cash flows were used in financing activities to
(i) repay $59.4 million of outstanding indebtedness, including $35.3 million of 5 3/8% convertible subordinated notes, $23.2 million of 5.467% subordinated promissory notes and $0.9 million of other outstanding indebtedness, (ii) purchase for treasury 403,990 shares of common stock for an aggregate cost of $14.3 million and (iii) pay $0.6 million in premium upon extinguishment of 5 3/8% convertible subordinated notes.

In the first quarter of 2002, cash flows used in financing activities repaid $12.2 million of indebtedness associated with the acquisition of two vessels.

      CAPITAL EXPENDITURES

As of March 31, 2003, the Company was committed to the construction of 12 offshore support vessels and 30 inland river barges for an approximate aggregate cost of $103.5 million, of which $32.1 million has been expended. The Company is expected to take delivery of the barges during the third and fourth quarters of 2003, and the offshore support vessels are expected to enter service during 2003 and 2004. Following quarter end, the Company committed to the construction of an additional offshore support vessel for an approximate aggregate cost of $3.9 million.

      CREDIT FACILITY AND NOTES

REVOLVING CREDIT FACILITY. Amounts available for future borrowings under the Company's revolving credit facility totaled $199.8 million at May 9, 2003.

PROMISSORY NOTES. On April 7, 2003, the Company repaid all promissory notes due former stockholders of Putford Enterprises Ltd., an offshore marine subsidiary that was acquired in April 2000, in an aggregate amount of(pound)7,500,000, or $11,712,000.

      STOCK AND DEBT REPURCHASE PROGRAM

In the first quarter of 2003, the Company acquired a total of 403,990 shares of its common stock for treasury at an aggregate cost of $14.3 million. At March 31, 2003, $38.4 million remained available, pursuant to the authorization of SEACOR's Board of Directors, for the repurchase of additional securities pursuant to the Company's securities repurchase plan. These repurchases may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. Following quarter end and through May 13, 2003, the Company acquired an additional 223,650 shares of its common stock for treasury at an aggregate cost of $8.4 million. On May 14, 2003, the Company's Board of Directors increased its authorization for repurchases pursuant to the securities repurchase plan and, with this increase, approximately $65.0 million is available for purchases of the Company's common stock, 7.2% senior notes due 2009 and its 5 7/8% senior notes due 2012.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is an aggregation of the Company's contractual obligations and commercial commitments as of March 31, 2003, in thousands of dollars.


                                                          Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
Long-term Debt                        $   346,801  $       138  $    11,982   $        42  $   334,639
Operating Leases                          106,352       26,229       38,030        23,060       19,033
Construction Commitments(1)                71,384       70,833          551             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash             $   524,537  $    97,200  $    50,563   $     23,102  $  353,672
Obligations                             ==========   ==========   ===========   ==========   ==========


                                                Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                          Total      Less than                                Over 5
   Other Commercial Commitments         Committed     1 Year      1-3 Years     4-5 Years      Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
TMM Joint Venture Guarantee(2)        $     6,020  $       365  $       814   $       941  $     3,900
Pelican Joint Venture Guarantee(3)          1,500            -            -         1,500            -
Letter of Credit                              175          175            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Commercial Commitments       $     7,695  $       540  $        814   $     2,441  $     3,900
                                        ==========   ==========   ===========   ==========   ==========


--------------------
(1) Following quarter end, the Company committed to the construction of an additional vessel for an approximate aggregate cost of $3.9 million.

(2) Guarantee for non-payment of obligations owing by the Company's Mexican joint venture under a charter arrangement.

(3) Guarantee of amounts owed by an Asian joint venture under its banking facilities.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information required to be reported pursuant to this Item from the end of the fiscal year ended December 31, 2002 through the end of the first quarter. However, in April 2003, certain "costless collars" expired and no amounts were owed between the counterparties to these transactions. In order to partially hedge the fluctuation in market value for part of the Company's common stock investment in ENSCO that resulted from the merger of Chiles and ENSCO, the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions was that the Company was guaranteed a minimum and maximum value per share of ENSCO, at expiration.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B. Reports on Form 8-K:

          (i) Current Report on Form 8-K, dated January 16, 2003, reporting under Item 5 that, on January 16, 2003, the Company announced it had called for redemption the aggregate principal amount outstanding of its 5 3/8% convertible subordinated notes due 2006.

          (ii) Current Report on Form 8-K, dated February 27, 2003, reporting under Item 9 that, on February 27, 2003, the Company issued a press release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEACOR SMIT Inc.
                                    (Registrant)

DATE:      MAY 15, 2003             By: /s/ Charles Fabrikant
                                       -----------------------------------------
                                       Charles Fabrikant, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

DATE:      MAY 15, 2003             By: /s/ Randall Blank
                                       -----------------------------------------
                                       Randall Blank, Executive Vice President,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003


/s/ Randall Blank
Name: Randall Blank
Title:     Chief Financial Officer

                                  EXHIBIT INDEX



99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.