Form 10-Q
period 2003-06-30
SEACOR SMIT INC
filed 2003-08-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2003 or
                                          -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                to
                                           -----------       ------------

Commission file number    1-12289
                          ------------------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                        13-3542736
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                          (IRS Employer
 Incorporation or Organization)                        Identification No.)


11200 Richmond, Suite 400, Houston, Texas                       77082
-----------------------------------------            ---------------------------
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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 5, 2003 was 18,768,089. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                     Page No.
Part I.    Financial Information

           Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets as of
                               June 30, 2003 and December 31, 2002......................................1

                          Condensed Consolidated Statements of Operations for each of the
                               Three and Six Months Ended June 30, 2003 and 2002........................2

                          Condensed Consolidated Statements of Cash Flows
                               for each of the Six Months Ended June 30, 2003 and 2002..................3

                          Notes to the Condensed Consolidated Financial Statements......................4

           Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.................................9

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................17

           Item 4.   Controls and Procedures...........................................................17

Part II.   Other Information

           Item 4.   Submission of Matters to a Vote of Security Holders...............................18

           Item 6.   Exhibits and Reports on Form 8-K..................................................18


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                         June 30,             December 31,
                                                                                            2003                  2002
                                                                                      -----------------     -----------------
                                           ASSETS
Current Assets:
   Cash and cash equivalents....................................................   $         246,863     $      342,046
   Marketable securities........................................................                   -              7,984
   Trade and other receivables, less doubtful account allowance
      of $1,492 and $1,421, respectively........................................             109,257               106,120
   Prepaid expenses and other...................................................              25,941                17,041
                                                                                      -----------------     -----------------
         Total current assets...................................................             382,061               473,191
                                                                                      -----------------     -----------------

Investments, at Equity, and Receivables from 50% or Less Owned Companies........              66,007                61,359

Available-for-Sale Securities...................................................              77,008                80,641

Property and Equipment..........................................................             982,857               988,443
   Less - accumulated depreciation..............................................            (271,444)             (250,475)
                                                                                      -----------------     -----------------
      Net property and equipment................................................             711,413               737,968
                                                                                      -----------------     -----------------

Construction Reserve Funds......................................................             107,925                95,260

Other Assets....................................................................              35,286                38,688
                                                                                      -----------------     -----------------
                                                                                   $       1,379,700     $       1,487,107
                                                                                      =================     =================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt............................................   $             116     $             614
   Accounts payable and accrued expenses........................................              25,834                31,799
   Other current liabilities....................................................              36,861                39,008
                                                                                      -----------------     -----------------
      Total current liabilities.................................................              62,811                71,421
                                                                                      -----------------     -----------------

Long-term Debt..................................................................             332,187               402,118

Deferred Income Taxes...........................................................             181,871               174,987

Deferred Gains and Other Liabilities............................................              28,387                31,938

Minority Interest in Subsidiaries...............................................               1,881                 1,692

Stockholders' Equity:
   Common stock, $.01 par value, 24,394,640 and 24,307,235 shares
      issued at June 30, 2003 and December 31, 2002, respectively...............                 244                   243
   Additional paid-in capital...................................................             407,056               403,590
   Retained earnings............................................................             530,217               519,430
   Less 5,601,251 and 4,386,143 shares held in treasury at
      June 30, 2003 and December 31, 2002, respectively, at cost................            (172,649)             (127,587)
   Less unamortized restricted stock compensation...............................              (4,226)               (2,217)
   Accumulated other comprehensive income:
       Cumulative translation adjustments.......................................               7,968                 5,750
       Unrealized gain on available-for-sale securities.........................               3,953                 5,742
                                                                                      -----------------     -----------------
      Total stockholders' equity................................................             772,563               804,951
                                                                                      -----------------     -----------------
                                                                                   $       1,379,700     $       1,487,107
                                                                                      =================     =================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                              -------------------------------    --------------------------------
                                                                   2003             2002              2003              2002
                                                              -------------    --------------    --------------    --------------
Operating Revenues..........................................$      105,159   $       97,670    $      202,019    $      201,313
                                                              -------------    --------------    --------------    --------------

Costs and Expenses:
   Operating expenses........................................       69,422           61,133           136,522           118,289
   Administrative and general................................       13,391           12,803            27,470            25,163
   Depreciation and amortization.............................       13,708           13,996            28,344            27,872
                                                              -------------    --------------    --------------    --------------
                                                                    96,521           87,932           192,336           171,324
                                                              -------------    --------------    --------------    --------------
Operating Income.............................................        8,638            9,738             9,683            29,989
                                                              -------------    --------------    --------------    --------------

Other Income (Expense):
   Interest on debt..........................................       (4,419)          (3,796)           (9,925)           (7,797)
   Interest income...........................................        1,870            2,102             4,426             3,969
   Income from equipment sales and retirements, net..........          414              938             5,561             3,237
   Debt extinguishment.......................................         (966)               -            (2,091)                -
   Derivative income , net...................................        2,624            1,404             4,373               632
   Foreign currency transaction gains, net...................        1,294            6,411             1,829             3,251
   Other, net................................................          503              487             2,697              (678)
                                                              -------------    --------------    --------------    --------------
                                                                     1,320            7,546             6,870             2,614
                                                              -------------    --------------    --------------    --------------
Income Before Income Taxes, Minority Interest and Equity in
   Earnings of 50% or Less Owned Companies...................        9,958           17,284            16,553            32,603
Income Tax Expense...........................................        3,596            6,156             5,995            11,399
                                                              -------------    --------------    --------------    --------------
Income Before Minority Interest and Equity in Earnings of
   50% or Less Owned Companies...............................        6,362           11,128            10,558            21,204
Minority Interest in Income of Subsidiaries..................         (241)             (95)             (339)             (188)
Equity in Earnings of 50% or Less Owned Companies............          322            1,215               568             2,638
                                                              -------------    --------------    --------------    --------------
Net Income..................................................$        6,443   $       12,248    $       10,787    $       23,654
                                                              =============    ==============    ==============    ==============

Basic Earnings Per Common Share.............................$         0.34   $         0.61    $         0.55              1.18
                                                              =============    ==============    ==============    ==============


Diluted Earnings Per Common Share...........................$         0.33   $         0.59    $         0.55              1.15
                                                              =============    ==============    ==============    ==============

Weighted Average Common Shares:
   Basic.....................................................   19,155,421       20,078,231        19,463,596        20,058,824
   Diluted...................................................   19,315,817       21,393,472        19,834,307        21,373,534


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                  Six Months Ended June 30,
                                                                                                  2003                  2002
                                                                                            -----------------     -----------------
Net Cash Provided by Operating Activities..............................................  $          15,375     $          37,920
                                                                                            -----------------     -----------------

Cash Flows from Investing Activities:
   Purchase of property and equipment..................................................            (64,986)              (60,008)
   Proceeds from equipment sales.......................................................             71,927                53,757
   Purchase of available-for-sale securities...........................................            (21,457)              (11,565)
   Proceeds from sale of available-for-sale securities.................................             34,288                10,970
   Investments in and advances to 50% or less owned companies..........................             (6,605)               (1,470)
   Principal payments on notes due from 50% or less owned companies....................                857                 5,618
   Dividends received from 50% or less owned companies.................................              3,169                 1,290
   Net increase in construction reserve funds..........................................            (12,665)               (7,930)
   Cash settlements from derivative transactions.......................................                (65)                 (851)
   Acquisitions, net of cash acquired..................................................                  -                  (109)
   Other, net..........................................................................                634                   707
                                                                                            -----------------     -----------------
      Net cash provided by (used in) investing activities..............................              5,097                (9,591)
                                                                                            -----------------     -----------------

Cash Flows from Financing Activities:
   Payments of long-term debt..........................................................            (71,310)              (33,696)
   Proceeds from issuance of long-term debt............................................                  -                    96
   Premium paid with 5-3/8% note extinguishment........................................               (632)                    -
   Proceeds from exercise of stock options.............................................                 33                   349
   Proceeds from employee stock purchase plan..........................................                361                   363
   Common stock acquired for treasury..................................................            (45,351)                    -
   Other...............................................................................               (150)                    -
                                                                                            -----------------     -----------------
      Net cash used in financing activities............................................           (117,049)              (32,888)
                                                                                            -----------------     -----------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...........................              1,394                (1,995)
                                                                                            -----------------     -----------------

Net Decrease in Cash and Cash Equivalents..............................................            (95,183)               (6,554)
Cash and Cash Equivalents, Beginning of Period.........................................            342,046               180,394
                                                                                            -----------------     -----------------
Cash and Cash Equivalents, End of Period...............................................  $         246,863     $         173,840
                                                                                            =================     =================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION

The condensed consolidated financial information for the three and six-month periods ended June 30, 2003 and 2002 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2003 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.         CHANGES IN ACCOUNTING POLICIES AND ESTIMATES

Effective January 1, 2003, the Company adopted SFAS 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement, among other matters, eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. Adopting SFAS 145 had no impact on the financial statements of the prior periods reported. During the six-month period ended June 30, 2003, the Company redeemed all of the then outstanding principal amount of its 5-3/8% Convertible Subordinated Notes due November 15, 2006 (the "5-3/8% Notes") and prepaid all outstanding principal and accrued interest payable to holders of notes issued by the Company in connection with its acquisition of Putford Enterprises Ltd., (the "Putford Notes"). In accordance with SFAS 145, the early retirement of the 5 3/8% Notes and the Putford Notes resulted in charges against income from continuing operations of $966,000 and $2,091,000 for the three and six-month periods ended June 30, 2003, respectively, that consisted of premium payments and the write off of related unamortized deferred financing costs and debt discount.

Effective January 1, 2003, the Company changed its estimated residual value for newly constructed supply, towing supply and anchor handling towing supply vessel assets from 10% to 5%. The effect on income of this change in accounting estimate was not material.

3.         COMPREHENSIVE INCOME

For the three-month periods ended June 30, 2003 and 2002, total comprehensive income was $12,889,000 and $17,397,000, respectively. For the six-month periods ended June 30, 2003 and 2002, total comprehensive income was $11,216,000 and $28,647,000, respectively. Other comprehensive income in 2003 and 2002 consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

4.         LONG-TERM DEBT

On February 20, 2003, the Company redeemed all of its then outstanding 5-3/8% Notes in the aggregate principal amount of $35,319,000. On March 4, 2003, the Company repaid all of its then outstanding 5.467% Subordinated Promissory Notes (the "5.467% Notes") in the aggregate principal amount of $23,200,000. On April 7, 2003, the Company repaid all of its then outstanding Putford Notes in the aggregate principal amount of (pound)7,500,000 or $11,705,000. In addition, the Company repaid various other promissory notes in the aggregate principal amount of $1,086,000 during the six-month period ended June 30, 2003.

5.         STOCK AND DEBT REPURCHASE PROGRAM

During the six-month period ended June 30, 2003, the Company acquired a total of 1,224,640 shares of its common stock for treasury at an aggregate cost of $45,351,000. On May 14, 2003, the Company's Board of Directors increased its authorization for security repurchases, and as of June 30, 2003, approximately $42,336,000 of such authority remains available for future purchases. The Company may repurchase its common stock, its 7.2% Senior Notes due 2009 (the "7.2% Notes") and its 5-7/8% Senior Notes due 2012 (the 5-7/8% Notes") through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

6.         EARNINGS PER SHARE

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per share exclude certain options and share awards totaling 369,385 and 391,135 for the three and six-month periods ended June 30, 2003, respectively, and 53,600 and 51,600 for the three and six-month periods ended June 30, 2002, respectively, as the effect of their inclusion in the computation would have been antidilutive.

                                                       For the Three Months Ended               For the Six Months Ended
                                                                June 30,                                June 30,
                                                 --------------------------------------- ---------------------------------------
                                                                                  Per                                     Per
                                                    Income          Shares       Share      Income          Shares       Share
                                                 -------------- --------------- -------- -------------- --------------- --------
2003
----
   BASIC EARNINGS PER SHARE:
      Net income...............................$     6,443,000     19,155,421  $   0.34 $  10,787,000     19,463,596   $  0.55
                                                                                ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and restricted stock.............              -        160,396                       -        162,275
      Convertible securities...................              -              -                 167,000        208,436
                                                 -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
      Income available to common stockholders
         plus assumed conversions..............$     6,443,000     19,315,817  $   0.33 $  10,954,000     19,834,307   $  0.55
                                                 ============== =============== ======== ============== =============== ========
2002
----
   BASIC EARNINGS PER SHARE:
      Net income...............................$    12,248,000     20,078,231  $   0.61 $  23,654,000     20,058,824   $  1.18
                                                                                ========                                ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and restricted stock.............              -        262,522                       -        261,987
      Convertible securities...................        433,000      1,052,719                 865,000      1,052,723
                                                 -------------- ---------------          -------------- ---------------
   DILUTED EARNINGS PER SHARE:
      Income available to common stockholders
         plus assumed conversions..............$    12,681,000     21,393,472  $   0.59 $  24,519,000     21,373,534   $  1.15
                                                 ============== =============== ======== ============== =============== ========

7.       STOCK COMPENSATION

Under SFAS 123, companies could either adopt a "fair valued based method" of accounting for the award of an employee stock option, as defined, or continue to use accounting methods as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its plan under APB Opinion No 25 and, accordingly, no related expense is reflected in net income. Had compensation costs for the plan been determined using a "fair valued based method" consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and six-month periods ended June 30, 2003, and 2002:

                                                   For the Three Months             For the Six Months
                                                       Ended June 30,                   Ended June 30,
                                              -------------------------------  -------------------------------
                                               As Reported      Pro forma       As Reported      Pro forma
                                              --------------- ---------------  --------------- ---------------
2003:
Net income................................    $    6,443,000  $    6,178,000   $   10,787,000  $   10,257,000

Earnings per common share:
   Basic..................................            0.34           0.32             0.55             0.53
   Diluted................................            0.33           0.32             0.55             0.53

2002:
Net income................................        12,248,000      11,735,000       23,654,000      22,656,000

Earnings per common share:
   Basic..................................            0.61           0.58             1.18             1.13
   Diluted................................            0.59           0.57             1.15             1.10


The effects of applying a "fair valued based method" consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and additional awards in the future are anticipated.

8.       COMMITMENTS AND CONTINGENCIES

Future capital expenditures, based upon the Company's commitments at June 30, 2003, to purchase 11 newly constructed offshore support vessels, 210 newly constructed inland river hopper barges, and 7 newly constructed helicopters will approximate $129,000,000. Deliveries to the Company of newly constructed vessels and barges are expected over the next 18 months. The newly constructed helicopters are projected for delivery to the Company through 2005. In addition, the Company has obtained options to purchase 11 additional newly constructed helicopters and up to 200 additional newly constructed inland river hopper barges.

Subsequent to June 30, 2003, the Company contracted for the construction of an additional offshore support vessel for an approximate aggregate cost of $4,800,000.

In connection with an examination of the Company's income tax return for fiscal year 2001, the Internal Revenue Service (IRS) has indicated that it may assert a deficiency in the amount of taxes paid based on the manner in which vessel assets were classified for the purpose of depreciation. If the IRS were able to sustain its position, the Company would be required to pay currently certain amounts, which have not yet been determined, that are currently reported as long-term deferred tax obligations. Other than a potential charge for interest related to any such deficiencies, the final resolution of this matter should not have an effect on the Company's results of operations. The Company intends to vigorously defend its position and to contest any deficiency that may be asserted.

9.       SEGMENT INFORMATION

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's basis of segmentation and its basis of measurement of segment profit have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except as described in Note 2 herein.

The Company's most significant business segment, offshore marine services, is primarily engaged in the operation of a diversified fleet of offshore support vessels serving oil and gas exploration and development activities in the U.S. Gulf of Mexico, the North Sea, West Africa, Asia, Latin America and other international regions. The Company's vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety services, and support the Company's environmental service segment's oil spill response activities. From time to time, vessels service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, the Company's offshore marine services business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and development operations.

The Company's environmental services segment provides contractual oil spill response and other services, both domestically and internationally, to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended ("OPA 90"), various state regulations and the United Nations' MARPOL 73/78 regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance and provide trained personnel for deploying equipment in a spill response. When oil spills occur, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. In accordance with SFAS 131, the Company's environmental services segment has been separately reported in the segment information presented below due to its recent improvement in operating results. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation.

Other business segments of the Company include inland river hopper barge operations, offshore aviation services and equity in earnings of 50% or less owned companies unrelated to the offshore marine services and environmental services segments. The Company's offshore aviation services segment commenced operations on December 31, 2002 with the acquisition of Tex-Air Helicopters, Inc. The Company reported its equity in the earnings of Chiles Offshore Inc. ("Chiles"), an owner and operator of jackup drilling rigs, until Chiles' merger with ENSCO International Incorporated ("ENSCO") on August 7, 2002 (the "Chiles Merger").

                                                                  Offshore                         Other
                                                                  Marine      Environmental     Business
          FOR THE THREE MONTHS ENDED JUNE 30, 2003               Services       Services        Segments         Total
-------------------------------------------------------------  -------------  --------------  --------------  ------------
OPERATING REVENUES :
  External customers.......................................... $    79,547    $    15,537          10,075     $   105,159
  Intersegment................................................           6             14             391             411
                                                               -------------  --------------  --------------  ------------
                                                               $    79,553    $    15,551          10,466         105,570
                                                               =============  ==============  ==============
  Elimination.................................................                                                       (411)
                                                                                                              ------------
                                                                                                              $   105,159
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit............................................ $     5,286    $     5,131           1,000     $    11,417
  Income (loss) from equipment sales and retirements, net.....         583             82            (251)            414
  Equity in earnings (losses) of 50% or less owned companies..         604              5            (287)            322
  Other, net..................................................       1,707              -          (1,190)            517
                                                               -------------  --------------  --------------  ------------
                                                               $     8,180    $     5,218           (728)          12,670
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                     (4,419)
   Interest income............................................                                                      1,870
   Debt extinguishment........................................                                                       (966)
   Derivative income, net.....................................                                                      2,624
   Gains from sale of marketable securities, net..............                                                      1,411
   Corporate expenses.........................................                                                     (2,779)
   Other, net.................................................                                                       (131)
   Equity in earnings of 50% or less owned companies..........                                                       (322)
                                                                                                              ------------
                                                                                                              $     9,958
                                                                                                              ============
          FOR THE THREE MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------

OPERATING REVENUES :
  External customers.......................................... $    90,681    $     4,953           2,036     $    97,670
  Intersegment................................................          67              -               -              67
                                                               -------------  --------------  --------------  ------------
                                                               $    90,748    $     4,953           2,036          97,737
                                                               =============  ==============  ==============
  Elimination.................................................                                                        (67)
                                                                                                              ------------
                                                                                                              $    97,670
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit............................................ $    11,545    $       158             354     $    12,057
  Income from equipment sales and retirements, net............         938              -               -             938
  Equity in earnings of 50% or less owned companies...........       2,092            (11)           (866)          1,215
  Other, net..................................................       6,411              -               -           6,411
                                                               -------------  --------------  --------------  ------------
                                                               $    20,986    $       147           (512)          20,621
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                     (3,796)
   Interest income............................................                                                      2,102
   Derivative income, net.....................................                                                      1,404
   Gains from sale of marketable securities, net..............                                                        487
   Corporate expenses.........................................                                                     (2,319)
   Equity in earnings of 50% or less owned companies..........                                                     (1,215)
                                                                                                              ------------
                                                                                                              $    17,284
                                                                                                              ============

                                                                 Offshore                         Other
                                                                  Marine      Environmental     Business
           FOR THE SIX MONTHS ENDED JUNE 30, 2003                Services       Services        Segments         Total
-------------------------------------------------------------  -------------  --------------  --------------  ------------

OPERATING REVENUES :
  External customers.......................................... $   160,650    $    21,661          19,708     $   202,019
  Intersegment................................................          11             27             728             766
                                                               -------------  --------------  --------------  ------------
                                                               $   160,661    $    21,688          20,436         202,785
                                                               =============  ==============  ==============
  Elimination.................................................                                                       (766)
                                                                                                              ------------
                                                                                                              $   202,019
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit............................................ $     8,599    $     4,732           1,736     $    15,067
  Income (loss) from equipment sales and retirements, net.....       5,890             82            (411)          5,561
  Equity in earnings (losses) of 50% or less owned companies..       1,154              3            (589)            568
  Other, net..................................................       2,245              -          (1,190)          1,055
                                                               -------------  --------------  --------------  ------------
                                                               $    17,888    $     4,817           (454)          22,251
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                     (9,925)
   Interest income............................................                                                      4,426
   Debt extinguishment........................................                                                     (2,091)
   Derivative income, net.....................................                                                      4,373
   Gains from sale of marketable securities, net..............                                                      3,602
   Corporate expenses.........................................                                                     (5,384)
   Other, net.................................................                                                       (131)
   Equity in earnings of 50% or less owned companies..........                                                       (568)
                                                                                                              ------------
                                                                                                              $    16,553
                                                                                                              ============
           FOR THE SIX MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------

OPERATING REVENUES :
  External customers.......................................... $   186,255    $    10,518           4,540     $   201,313
  Intersegment................................................         134              -               -             134
                                                               -------------  --------------  --------------  ------------
                                                               $   186,389    $    10,518           4,540         201,447
                                                               =============  ==============  ==============
  Elimination.................................................                                                       (134)
                                                                                                              ------------
                                                                                                              $   201,313
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit............................................ $    33,408    $       326           1,011     $    34,745
  Income from equipment sales and retirements, net............       3,236              1               -           3,237
  Equity in earnings of 50% or less owned companies...........       3,313            (25)           (650)          2,638
  Other, net..................................................       3,262              -             (11)          3,251
                                                               -------------  --------------  --------------  ------------
                                                               $    43,219    $       302             350          43,871
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                     (7,797)
   Interest income............................................                                                      3,969
   Derivative income, net.....................................                                                        632
   Losses from sale of marketable securities, net.............                                                       (678)
   Corporate expenses.........................................                                                     (4,756)
   Equity in earnings of 50% or less owned companies..........                                                     (2,638)
                                                                                                              ------------
                                                                                                              $    32,603
                                                                                                              ============

10.      NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides guidance on the identification of, and the financial reporting for, variable interest entities, as defined. Consolidation of variable interest entities is required under FIN 46 only when a company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. This interpretation applies immediately to a variable interest entity created or acquired after January 31, 2003. For variable interest entities acquired before February 1, 2003, this interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has not completed its assessment of the impact of this interpretation.

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

The Company's environmental services segment provides contractual oil spill response and other services, both domestically and internationally, to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by OPA 90, various state regulations and the United Nations' MARPOL 73/78 regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

Other business segments of the Company include inland river hopper barge operations, offshore aviation services and investments in various other businesses.

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

Rates per day worked and utilization of the Company's fleet are a function of demand for and availability of marine vessels, which are closely aligned with the level of exploration and development of offshore areas. Exploration and drilling activities are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors that are also beyond the Company's control, including worldwide demand for oil and natural gas driven by economic activity, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

Depressed offshore rig utilization that existed for all of 2002 has continued into the first six months of 2003 due to reduced exploration activities, particularly in the U.S. Gulf of Mexico. Drilling activity has traditionally been linked to the cash flow of oil and gas companies, which is directly related to oil and natural gas commodity prices. High oil and natural gas prices have historically resulted in greater drilling activity, which increases the demand for the Company's services. However, the strong cash flows reported by oil and gas companies in 2003 have yet to produce an increase in drilling activity. The Company has experienced less demand for offshore services in the first two quarters of 2003 than during the same period in 2002.

The table below sets forth rates per day worked and utilization data for the Company's offshore marine fleet during the periods indicated.

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                          ---------------------------- ----------------------------
                                                              2003          2002           2003          2002
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2)
   Anchor Handling Towing Supply......................         12,258        12,103         12,103        12,624
   Crew...............................................          3,153         3,224          3,156         3,259
   Geophysical, Freight and Other(3)..................              -             -              -             -
   Mini-Supply........................................          3,027         2,749          3,063         2,743
   Standby Safety.....................................          6,559         5,726          6,549         5,568
   Supply and Towing Supply...........................          7,648         7,964          7,681         7,975
   Utility and Line Handling..........................          1,792         1,744          1,780         1,748

OVERALL UTILIZATION (%): (1) (4)
   Anchor Handling Towing Supply......................           76.7          79.1           79.7          83.1
   Crew...............................................           79.9          81.8           79.4          83.6
   Geophysical, Freight and Other(3)..................              -             -              -            -
   Mini-Supply........................................           89.4          85.9           88.1          85.7
   Standby Safety.....................................           89.5          84.8           85.5          86.3
   Supply and Towing Supply...........................           81.6          89.0           80.7          88.9
   Utility and Line Handling..........................           56.7          62.3           55.9          60.9
           Overall Fleet..............................           77.8          79.1           77.0          79.9


--------------------

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

(4) Statistics exclude vessels retired from service in the applicable periods, comprised of 14 utility vessels at June 30, 2003.

From time to time, the Company bareboat or time charters-in vessels. A bareboat charter is a vessel lease under which the charterer (i.e., the lessee) is responsible for all crewing, insurance and other operating expenses, as well as the payment of bareboat charter hire to the providing entity. A time charter is a lease under which the entity providing the vessel is responsible for all crewing, insurance and other operating expenses and the charterer pays only a time charter hire fee to the providing entity. Operating revenues for vessels owned and bareboat or time chartered-in are earned at similar rates. However, operating expenses associated with vessels that are bareboat and time chartered-in include charter hire expenses that, in turn, are included in vessel expenses, but exclude depreciation expense.

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

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                          At June 30,
                                                -------------------------------
                  Fleet Structure                    2003            2002
---------------------------------------------   --------------- ---------------
DOMESTIC:
   Owned...................................             110             126
   Bareboat Chartered-In(1)................              31              26
   Joint Venture(2)........................               3               3

FOREIGN:
   Owned...................................              80              88
   Bareboat Chartered-In...................               4               3
   Managed.................................               5               7
   Joint Venture(2)........................              50              53
                                                --------------- ---------------
        Total Fleet........................             283(3)          306(3)
                                                =============== ===============


-----------------------
(1)  Resulting primarily from sale and leaseback transactions of prior periods.

(2) Of joint venture vessels at June 30, 2003, 48 participated in joint ventures in which the Company owned less than a majority interest and 5 participated in joint ventures in which the Company owned the majority interest.

(3) Fleet count at June 30, 2003 and 2002 excludes 14 and 13 utility vessels, respectively, that have been retired from service.


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

Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers drydocking of selected vessels during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular quarter or put through survey a disproportionate number of older and/or larger vessels, which typically have higher drydocking costs, comparative results may be affected. For the six-month periods ended June 30, 2003 and 2002, drydocking costs totaled $5.1 million and $7.7 million, respectively. During those same periods, the Company completed the drydocking of 34 and 41 vessels, respectively.

The number of main propulsion engine overhauls performed in a period particularly affects engine repair expenses, which are also a significant component of the Company's vessel maintenance costs. In recent years, the Company has begun to replace older vessels with newer vessels that have more powerful main propulsion engines. This altered fleet mix has occurred primarily through the Company's introduction of new aluminum-constructed Fast Support Intervention Vessels, the main propulsion engines of which are as large as 9,000 horsepower, exceeding the horsepower of older crew vessels that they replaced by as much as 7,000 horsepower. Should engine repair expenses, particularly those related to main engine overhauls, increase in a quarter, comparative results may be affected. For the six-month periods ended June 30, 2003 and 2002, main propulsion engine repair expenses totaled $6.9 million and $7.3 million, respectively.

The Company believes that the continuing threat of international terrorist activity and economic and political uncertainties have resulted in significant increases in its cost to insure against liabilities to other parties and damage to its vessels and other property. In the six-month period ended June 30, 2003, overall insurance expenses have not risen as compared to the six-month period ended June 30, 2002 as lower deductible costs, resulting from fewer insurance claims, have offset higher premium costs. However, the combined effect of rising insurance premiums and an increase in deductible expenses during the third and fourth quarters of 2003 would result in higher operating expenses. There can be no assurance that in the future the Company will be able to maintain its existing coverage or that it will not experience further substantial increases in premiums.

At June 30, 2003, the Company had 30 vessels bareboat chartered-in pursuant to sale and leaseback transactions that have been accounted for as operating leases for financial reporting purposes. Income realized from the sale component of these transactions has been deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms. Charter-in expense, net of deferred income amortization, resulting from sale and leaseback transactions totaled $7.1 million and $6.4 million in each of the six-month periods ending June 30, 2003 and 2002, respectively.

At June 30, 2003, 14 of the Company's utility vessels were considered retired from service and are being marketed for sale. These vessels range in length from 96 feet to 120 feet, average 24 years of age and had an aggregate carrying value of $0.9 million at June 30, 2003. Vessels retired from service have been excluded from the Company's utilization statistics and fleet counts.

A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies, primarily pounds sterling. For financial reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 55% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the six-month period ended June 30, 2003.

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

Operating results are also affected by the Company's participation in various joint ventures. The Company has formed or acquired interests in offshore marine joint ventures with various third parties in order to enter new areas of operation and enhance its marketing capabilities. These arrangements allow the Company to expand its fleet while diversifying the risks and reducing the capital outlays associated with independent fleet expansion. The Company also owns a majority interest in a logistics joint venture whose mission has been to provide shorebase, marine transport and other supply chain management services in support of offshore exploration and production operations, principally in the U.S. Gulf of Mexico.

      ENVIRONMENTAL SERVICES

The Company's environmental services business provides contractual oil spill response and other services, both domestically and internationally, to companies that store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended, various state regulations and the United Nations' MARPOL 73/78 regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

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

At June 30, 2003, the Company controlled 559 barges, including 326 directly owned, 11 owned by a 50% owned partnership and 222 managed for third parties. Following June 30, 2003, 16 owned, 5 owned by the 50% owned partnership and 4 managed barges were sold.

      OFFSHORE AVIATION SERVICES

The Company's offshore aviation services business derives the majority of its operating revenues from helicopter transportation services provided primarily to oil and gas companies operating in the U.S. Gulf of Mexico. The number and type of helicopters in the Company's fleet and their utilization and rates of hire are the primary drivers of this business segment's operating revenues. Rates and utilization are a function of demand for and availability of helicopters, which are closely aligned with the level of exploration and development of offshore areas. Exploration and drilling activities are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors that are also beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves. Operating expenses are primarily a function of fleet size and utilization levels, and operating expenses primarily consist of wages and related benefits, insurance, repairs and maintenance and equipment leases.

At June 30, 2003, the Company's offshore aviation services fleet included 36 helicopters, of which 21 helicopters were committed for hire under customer contracts.

      OTHER ACTIVITIES

Other activities primarily relate to the Company's 50% or less equity interest in a marine telecommunications company, a handy-max bulk carrier joint venture, and a developer of ship brokerage software that supports the shipping industry. In addition, the Company made a $6.2 million minority equity investment on March 31, 2003 in a company that designs and manufactures water treatment systems for sale and lease.

The Company, from time to time, may make other investments in related or unrelated businesses.

RESULTS OF OPERATIONS

      OFFSHORE MARINE SERVICES

OPERATING REVENUES. Operating revenues declined $11.2 million and $25.7 million in the three and six-month periods ended June 30, 2003, respectively, as compared to the three and six-month periods ended June 30, 2002. Between comparable three and six-month periods, operating revenue declines of approximately (i) $7.0 million and $9.7 million, respectively, resulted from net vessel dispositions, (ii) $3.7 million and 8.9 million, respectively, resulted from lower rates per day worked and (iii) $1.8 million and $8.4 million, respectively, resulted from fewer days worked. Between comparable six-month periods, operating revenues also declined $1.5 million due to a net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements. An approximate $1.3 million and $3.1 million increase in operating revenues between comparable three and six-month periods, respectively, due to the strengthening of the pound sterling currency relative to the U.S. dollar partially offset these declines.

Since the beginning of 2002, the Company sold 41 vessels, including 13 vessels subsequently chartered-in pursuant to sale and lease-back transactions, terminated the charter-in of 7 vessels and reassigned additional vessels from time charter-out arrangements to bareboat charter-out service. During this same time period, 16 vessels were acquired and 4 additional vessels were bareboat chartered-in. Demand for the Company's fleet declined between comparable six-month periods, particularly for its vessels operating in the U.S. Gulf of Mexico.

OPERATING PROFIT. Operating profit decreased $6.3 million and $24.8 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002 due primarily to those factors affecting operating revenues. The decline in six-month results also reflects higher vessel-related wage, lease and mobilization expenses and administrative-related severance and information technology costs. Higher vessel wages resulted from raises in compensation provided certain of the Company's international seamen in the prior year. Vessel charter-in costs rose as the Company entered into additional sale and leaseback transactions in the prior year. Mobilization expenses were higher due to increased costs associated with the relocation of vessels between operating regions. Employee severance benefit expenses and cost to enhance information technology systems increased administrative and general expenses. These expense increases were partially offset by lower drydock costs resulting from fewer vessels undergoing repair or inspection. Between comparable quarters, operating costs remained constant; higher crew wage, charter-in and mobilization expenses were offset by lower drydock and other repair costs.

INCOME FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements decreased $0.4 million in the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 due to a decline in the number of vessels sold. Income from equipment sales or retirements increased $2.7 million in the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. Income from the sale of four vessels in 2002 was deferred for future recognition pursuant to sale and leaseback accounting standards. There were no sale and leaseback transactions in 2003 resulting in income deferral.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $1.5 million and $2.2 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002 due to lower profits earned by the Company's joint ventures operating in Asia, the North Sea and Trinidad. In 2003, two vessels operating in Asia were sold at a loss; significant repairs were performed on a North Sea joint venture vessel; and charter activity declined in Trinidad.

OTHER, NET. Other income, primarily net gains from foreign currency transactions, decreased $4.7 million and $1.0 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002. The revaluation of loans due SEACOR by certain of its foreign subsidiaries, whose functional currency is other than the U.S. dollar, resulted in lower net foreign currency gains as a strengthening of those foreign currencies against the U.S. dollar was less significant between comparable periods.

      ENVIRONMENTAL SERVICES

OPERATING REVENUES. Operating revenues increased $10.6 million and $11.2 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002 due primarily to spill response, spill management, containment, and remediation services provided in the second quarter of 2003 in Iraq. The Company's work in Iraq has continued in July and into August and may be extended through September at option of our client. The Company seeks to be retained for additional environmental services in Iraq in future periods.

OPERATING PROFIT. Operating profits increased $5.0 million and $4.4 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002 due primarily to the factors affecting operating revenues.

      OTHER BUSINESS SEGMENTS

OPERATING REVENUES. Operating revenues increased $8.4 million and $15.9 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002 due to the Company's commencement of offshore aviation services and the addition of newly constructed barges to its fleet.

OPERATING PROFIT. Operating profit increased $0.6 million and $0.7 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002. An improvement in profits of the inland river business due to fleet growth was partially offset by higher towing costs, resulting from increased fuel costs, and reduced demand for barges. Offshore aviation operations incurred slight operating losses in the three and six-month periods ended June 30, 2003.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses decreased $0.6 million and $0.1 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002. Results of the Company's marine telecommunication joint venture improved between years. Results in 2002 included an impairment charge relating to the Company's investment in a developer of ship brokerage software; there was no similar charge against earnings in the current year. These improvements in income were partially offset by the fact that the Company ceased to report equity in the earnings of Chiles following its merger with ENSCO on August 7, 2002.

OTHER, NET. Other expenses increased $1.2 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002. During the second quarter of 2003, the Company recognized an impairment charge with respect to an investment accounted for using the cost method.

      OTHER

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense increased $0.9 million and $1.7 million in the three and six-month periods ended June 30, 2003 as compared to the three and six-month periods ended June 30, 2002 due primarily to the "negative spread" associated with carrying additional cash raised by the Company's sale of its $200.0 million aggregate principal amount 5-7/8% Notes in the third quarter of 2002.

DEBT EXTINGUISHMENT. On February 20, 2003, the Company redeemed all of its then outstanding 5-3/8% Notes and on April 7, 2003 repaid the Putford Notes that resulted in the recognition of debt extinguishment expense, totaling $2.1 million.

DERIVATIVE INCOME (LOSSES), NET. Net income from derivative transactions increased $1.2 million and $3.7 million in the three and six-month periods ended June 30, 2003, respectively, as compared to the three and six-month periods ended June 30, 2002. Losses resulting from natural gas and crude oil swaps, U.S. treasury note and bond options, and futures contracts declined between comparable three and six-month periods. Six-month results additionally improved with respect to the revaluation of interest rate swap and costless collar agreements.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities increased $0.9 million and $4.3 in the three and six-month periods ended June 30, 2003, respectively, as compared to the three and six-month periods ended June 30, 2002 due to increased equity security sale gains and reduced net losses on a mark to market basis of equity security short sales.

CORPORATE EXPENSES. Corporate expenses increased $0.5 million and $0.6 million in the three and six-month periods ended June 30, 2003, respectively, as compared to the three and six-month periods ended June 30, 2002 due primarily to higher legal, information technology and insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

      CASH AND MARKETABLE SECURITIES

During the six-month period ended June 30, 2003, the Company's cash and investments in available-for-sale securities decreased by $94.1 million to $431.8 million. Cash and marketable securities at June 30, 2003 included $246.9 million of unrestricted cash and cash equivalents, $77.0 million of available-for-sale securities and $107.9 million of construction reserve funds.

      CASH GENERATION AND DEPLOYMENT

GENERAL. The Company's ongoing liquidity requirements arise primarily from its need to service debt, fund working capital, acquire, construct or improve equipment and make other investments. The Company's principal sources of liquidity are cash flows from operations and borrowings under its revolving credit facility although, from time to time, it may issue shares of common stock, preferred stock, debt or a combination thereof, or sell vessels to finance the acquisition of equipment and businesses or make improvements to existing equipment. The Company's cash flow levels are determined by the size of the Company's offshore marine fleet, rates per day worked and overall utilization of the Company's offshore marine vessels and the operations of its environmental services, inland river and offshore aviation business segments.

The volatility of oil and gas prices, worldwide economic activity and development, the level of offshore production and exploration activity and other factors beyond the Company's control will directly affect the Company's offshore marine and offshore aviation businesses. A curtailment of drilling activity in U.S. Gulf of Mexico beginning in March 2001 has adversely affected demand and rates per day worked for most vessel types in the Company's U.S. offshore marine fleet. As a result, operating results have declined and, at June 30, 2003, the Company had 29 vessels out of service. Although oil and natural gas prices have improved, this has yet to produce an increase in U.S. Gulf of Mexico drilling activity. The Company cannot predict whether, or to what extent, market conditions will improve, remain stable or deteriorate. Should present demand and rates per day worked for the Company's U.S. vessels remain unchanged or further decline, results of operations and cash flows will be adversely affected.

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES. Cash flows provided from operating activities were $15.4 million and $37.9 million in the six-month periods ended June 30, 2003 and 2002, respectively. Recent declines in operating cash flows have resulted primarily from lower utilization and rates per day worked for offshore support vessels.

CASH FLOWS PROVIDED BY OR USED IN INVESTING ACTIVITIES. Net cash flows of $5.1 million were provided by investing activities in the six-month period ended June 30, 2003 as compared to net cash flows of $9.6 million used in investing activities in the six-month period ended June 30, 2002.

During the six-month period ended June 30, 2003, cash flows were provided by investing activities primarily from (i) the sale of equipment, primarily consisting of 13 offshore support vessels that included two large North Sea anchor handling towing supply vessels, for $71.9 million, (ii) the sale of available-for-sale securities for $34.3 million and (iii) the receipt of dividends and promissory note principal repayments from 50% or less owned companies totaling $3.2 million. These increases in cash flows were partially offset by uses of cash flows in investing activities primarily to (i) construct offshore support vessels and inland river barges and acquire other equipment for $65.0 million, (ii) purchase available-for-sale securities for $21.5 million,
(iii) acquire a minority equity interest in a company that designs and manufactures water treatment systems for sale or lease and make additional advances to joint ventures totaling $6.6 million and (iv) increase construction reserve fund balances by $12.7 million.

During the six-month period ended June 30, 2002, cash flows were used in investing activities primarily to (i) construct offshore support vessels for $60.0 million, (ii) increase construction reserve fund balances by $7.9 million and (iii) acquire available-for-sale securities for $11.6 million. These uses in cash flows were partially offset by cash flows provided in investing activities primarily from (i) the sale of 13 offshore support vessels for $53.8 million,
(ii) the sale of available-for-sale securities for $11.0 million and (iii) the receipt of dividends and promissory note principal repayments from 50% or less owned companies for $5.6 million.

CASH FLOW USED IN FINANCING ACTIVITIES. Net cash flows of $117.0 million and $32.9 million were used in financing activities in the six-month periods ended June 30, 2003 and 2002, respectively.

During the six-month period ended June 30, 2003, cash flows were used in financing activities primarily to (i) repay $71.3 million of outstanding indebtedness, including $35.3 million of 5-3/8% Notes, $23.2 million of 5.467% Notes, $11.7 million of Putford Notes and $1.1 million of other outstanding indebtedness and (ii) purchase for treasury 1,224,640 shares of common stock at an aggregate cost of $45.4 million.

During the six-month period ended June 30, 2002, cash flows used in financing activities primarily repaid $33.7 million of outstanding indebtedness.

      CAPITAL EXPENDITURES

Future capital expenditures, based upon the Company's commitments at June 30, 2003, to purchase 11 newly constructed offshore support vessels, 210 newly constructed inland river hopper barges, and 7 newly constructed helicopters will approximate $129.0 million. Deliveries to the Company of newly constructed vessels and barges are expected over the next 18 months. The newly constructed helicopters are projected for delivery to the Company through 2005. In addition, the Company has obtained options to purchase 11 additional newly constructed helicopters and up to 200 additional newly constructed inland river hopper barges.

Subsequent to June 30, 2003, the Company contracted for the construction of an additional offshore support vessel for an approximate aggregate cost of $4.8 million.

      CREDIT FACILITY

REVOLVING CREDIT FACILITY. Amounts available for future borrowings under the Company's revolving credit facility totaled $199.8 million at August 5, 2003.

      STOCK AND DEBT REPURCHASE PROGRAM

As of June 30, 2003, approximately $42.3 million of authority remains available for the future purchase of the Company's common stock, its 7.2% Notes and its 5-7/8% Notes. The repurchase of these securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is an aggregation of the Company's contractual obligations and commercial commitments as of June 30, 2003, in thousands of dollars.

                                                          Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
Long-term Debt ....................    $  334,799   $      116   $      150    $       33   $  334,500
Operating Leases...................        96,025       25,046       34,823        21,032       15,124
Construction Commitments(1)........       128,844       93,119       35,725             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash
    Obligations....................    $  559,668   $  118,281   $   70,698    $   21,065   $  349,624
                                        ==========   ==========   ===========   ==========   ==========


                                                Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                                     Less than                                Over 5
   Other Commercial Commitments           Total       1 Year      1-3 Years     4-5 Years      Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
TMM Joint Venture Guarantee(2).....    $    5,931   $      371   $      829    $      959   $    3,772
Pelican Joint Venture Guarantee(3).         1,500            -            -         1,500            -
U.S. Joint Venture Guarantee(4)....         5,819        1,177        2,327         2,315            -
Letter of Credit ..................           175          175            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Commercial Commitments....    $   13,425   $    1,723   $    3,157    $    4,773   $    3,772
                                        ==========   ==========   ===========   ==========   ==========

--------------------
(1) Excludes a $4.8 million commitment to construct an additional vessel made following quarter end.

(2) Guarantee for non-payment of obligations owing by the Company's Mexican joint venture under a charter arrangement.

(3) Guarantee of amounts owed by an Asian joint venture under its banking facilities.

(4) Guarantee for 50% non-payment of obligations owing by the Company's U.S. joint venture under a charter arrangement.

         CONTINGENCIES

In connection with an examination of the Company's income tax return for fiscal year 2001, the Internal Revenue Service (IRS) has indicated that it may assert a deficiency in the amount of taxes paid based on the manner in which vessel assets were classified for the purpose of depreciation. If the IRS were able to sustain its position, the Company would be required to pay currently certain amounts, which have not yet been determined, that are currently reported as long-term deferred tax obligations. Other than a potential charge for interest related to any such deficiencies, the final resolution of this matter should not have an effect on the Company's results of operations. The Company intends to vigorously defend its position and to contest any deficiency that may be asserted.

         NEW ACCOUNTING PRONOUNCEMENTS


In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides guidance on the identification of, and the financial reporting for, variable interest entities, as defined. Consolidation of variable interest entities is required under FIN 46 only when a company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. This interpretation applies immediately to a variable interest entity created or acquired after January 31, 2003. For variable interest entities acquired before February 1, 2003, this interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has not completed its assessment of the impact of this interpretation.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the six-month period ended June 30, 2003, except with the expiration of certain costless collars that were entered to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO. For discussion of the Company's exposure to market risk that affects financial positions other than the Company's equity security portfolio and costless collars, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In order to partially hedge the fluctuation in market value for part of the Company's common stock investment in ENSCO acquired in connection with the Chiles Merger, the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions was that the Company would be guaranteed a minimum value of approximately $24.35 and a maximum value of approximately $29.80 per share of ENSCO, at expiration. These costless collars expired during the second quarter of 2003 and, as the share value of ENSCO's common stock was between $24.35 and $29.80 at expiration, neither party had a payment obligation under these transactions.

As of June 30, 2003, the Company held available-for-sale equity securities with a fair value of $42.5 million, a significant portion of which was shares of ENSCO received in connection with the Chiles Merger. A 10% decline in the value of available-for-sale equity securities held by the Company would reduce other comprehensive income, net of tax, by $2.8 million. The Company monitors these investments on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR SMIT Inc. was held on April 4, 2003. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

   Description of Matter                        For            Against          Withheld          Abstentions     Broker Non-Votes
   ---------------------                        ---            -------          --------          -----------     ----------------
1.  Election of Directors:
      Charles Fabrikant...................   16,589,921           N/A           1,646,530              N/A               N/A
      Andrew Morse........................   17,698,273           N/A             538,178              N/A               N/A
      Michael E. Gellert..................   18,124,014           N/A             112,437              N/A               N/A
      Stephen Stamas......................   17,697,671           N/A             538,780              N/A               N/A
      Richard M. Fairbanks III............   18,123,941           N/A             112,510              N/A               N/A
      Pierre de Demandolx.................   18,124,014           N/A             112,437              N/A               N/A
      John C. Hadjipateras................   17,698,273           N/A             538,178              N/A               N/A
      Oivind Lorentzen....................   18,124,014           N/A             112,437              N/A               N/A
      James A.F. Cowderoy.................   16,603,353           N/A           1,633,098              N/A               N/A

2. Approval of the SEACOR SMIT Inc.
   2003 Non-Employee Director Share
   Incentive Plan.........................   15,143,767          994,134             N/A              2,877           2,095,673

3. Approval of the SEACOR SMIT Inc.
   2003 Share Incentive Plan..............   11,138,030        4,987,148             N/A              2,000           2,109,273

4. Ratification of the appointment of
   Ernst & Young LLP as the Company's
   independent auditors for the fiscal
   year ending December 31, 2003..........   18,173,538           61,894             N/A              1,019              N/A



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits:

           31.1       Certification by the Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2       Certification by the Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B. Reports on Form 8-K:

           (i) Current Report on Form 8-K, dated May 2, 2003, reporting under Item 9 that, on April 25, 2003, the Company issued a press release announcing its financial results for the first quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SEACOR SMIT Inc.
                                     (Registrant)

DATE: August 14, 2003                By: /s/ Charles Fabrikant
                                        ---------------------------------------
                                     Charles Fabrikant, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

DATE: August 14, 2003                By: /s/ Randall Blank
                                        ---------------------------------------
                                     Randall Blank, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX




31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.