Form 10-Q
period 2003-09-30
SEACOR SMIT INC
filed 2003-11-14
CIK 859598

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003   or
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                                -------------------       ----------------------

Commission file number          1-12289
                                ------------------------------------------------

                                SEACOR SMIT INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  13-3542736
-------------------------------------------------   ----------------------------
      (State or Other Jurisdiction of                    (IRS Employer
      Incorporation or Organization)                    Identification No.)

 11200 Richmond, Suite 400, Houston, Texas                     77082
--------------------------------------------------   ---------------------------
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

The total number of shares of common stock, par value $.01 per share, outstanding as of November 4, 2003 was 18,691,345. The Registrant has no other class of common stock outstanding.

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                       Page No.
                                                                                                                       --------

Part I.    Financial Information

           Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets as of
                               September 30, 2003 and December 31, 2002...................................................1

                          Condensed Consolidated Statements of Operations for each of the
                               Three and Nine Months Ended September 30, 2003 and 2002....................................2

                          Condensed Consolidated Statements of Cash Flows
                               for the Nine Months Ended September 30, 2003 and 2002......................................3

                          Notes to the Condensed Consolidated Financial Statements........................................4

           Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..................................................10

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................18

           Item 4.   Controls and Procedures.............................................................................19

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K....................................................................19


PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                     September 30,            December 31,
                                                                                          2003                   2002
                                                                                    ------------------     ------------------
                                           ASSETS
Current Assets:
   Cash and cash equivalents.................................................... $         261,826      $         342,046
   Available-for-sale securities................................................            56,787                  7,984
   Trade and other receivables, less doubtful account allowance of $1,491
      and $1,421 at September 30, 2003 and December 31, 2002, respectively......           116,933                106,120
   Prepaid expenses and other...................................................            26,171                 17,041
                                                                                    ------------------     ------------------
     Total current assets.......................................................           461,717                473,191
                                                                                    ------------------     ------------------

Investments, at Equity, and Receivables from 50% or Less Owned Companies........            60,672                 61,359

Available-for-Sale Securities...................................................                 -                 80,641

Property and Equipment..........................................................           977,903                988,443
   Less accumulated depreciation................................................          (273,150)              (250,475)
                                                                                    ------------------     ------------------
     Net property and equipment.................................................           704,753                737,968
                                                                                    ------------------     ------------------

Construction Reserve Funds......................................................           109,759                 95,260

Other Assets....................................................................            33,729                 38,688
                                                                                    ------------------     ------------------
                                                                                 $       1,370,630      $       1,487,107
                                                                                    ==================     ==================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt............................................ $             113      $             614
   Accounts payable and accrued expenses........................................            21,315                 31,799
   Other current liabilities....................................................            33,708                 39,008
                                                                                    ------------------     ------------------
     Total current liabilities..................................................            55,136                 71,421
                                                                                    ------------------     ------------------

Long-term Debt..................................................................           332,213                402,118

Deferred Income Taxes...........................................................           180,167                174,987

Deferred Gains and Other Liabilities............................................            32,413                 31,938

Minority Interest in Subsidiaries...............................................             2,171                  1,692

Stockholders' Equity:
   Common stock, $.01 par value, 24,394,640 and 24,307,235 shares
      issued at September 30, 2003 and December 31, 2002, respectively..........               244                    243
   Additional paid-in capital...................................................           407,045                403,590
   Retained earnings............................................................           533,114                519,430
   Less 5,665,895 and 4,386,143 shares held in treasury at
      September 30, 2003 and December 31, 2002, respectively, at cost...........          (175,097)              (127,587)
   Less unamortized restricted stock compensation...............................            (3,564)                (2,217)
   Accumulated other comprehensive income:
       Cumulative translation adjustments.......................................             4,693                  5,750
       Unrealized gain on available-for-sale securities.........................             2,095                  5,742
                                                                                    ------------------     ------------------
        Total stockholders' equity..............................................           768,530                804,951
                                                                                    ------------------     ------------------
                                                                                 $       1,370,630      $       1,487,107
                                                                                    ==================     ==================


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                    -----------------------------   ------------------------------
                                                                        2003           2002             2003            2002
                                                                    -------------  --------------   --------------  --------------
Operating Revenues...............................................$      103,234   $    102,137    $     305,253    $    303,450
                                                                    -------------  --------------   --------------  --------------

Costs and Expenses:
   Operating expenses.............................................       72,264         64,297          208,786         182,586
   Administrative and general.....................................       13,676         13,434           41,146          38,597
   Depreciation and amortization..................................       13,411         14,381           41,755          42,253
                                                                    -------------  --------------   --------------  --------------
                                                                         99,351         92,112          291,687         263,436
                                                                    -------------  --------------   --------------  --------------
Operating Income..................................................        3,883         10,025           13,566          40,014
                                                                    -------------  --------------   --------------  --------------

Other Income (Expense):
   Interest on debt...............................................       (4,603)        (3,503)         (14,528)        (11,300)
   Interest income................................................        1,540          2,043            5,966           6,012
   Debt extinguishments...........................................            -         (2,338)          (2,091)         (2,338)
   Income from equipment sales and retirements, net...............        2,349          2,321            7,910           5,558
   Gain from Chiles Merger........................................            -         19,719                -          19,719
   Gain (loss) from derivative transactions, net..................          443)        (3,251)           3,930          (2,619)
   Gain (loss) from foreign currency transactions, net............       (1,714)         2,203              115           5,454
   Gain from sale of marketable securities, net...................        2,411          3,377            5,852           2,699
   Other, net.....................................................          (15)             4             (759)              4
                                                                    -------------  --------------   --------------  --------------
                                                                           (475)        20,575            6,395          23,189
                                                                    -------------  --------------   --------------  --------------
Income Before Income Taxes, Minority Interest and Equity in
   Earnings of 50% or Less Owned Companies........................        3,408         30,600           19,961          63,203
Income Tax Expense................................................        1,334         10,369            7,329          21,768
                                                                    -------------  --------------   --------------  --------------
Income Before Minority Interest and Equity in Earnings of 50%
   or Less Owned Companies........................................        2,074         20,231           12,632          41,435
Minority Interest in Income of Subsidiaries.......................         (112)            (6)            (451)           (194)
Equity in Earnings of 50% or Less Owned Companies.................          935          1,070            1,503           3,708
                                                                    -------------  --------------   --------------  --------------
Net Income.......................................................$        2,897   $     21,295     $     13,684    $     44,949
                                                                    =============  ==============   ==============  ==============

Basic Earnings Per Common Share..................................$         0.16   $       1.06     $       0.71            2.24
                                                                    =============  ==============   ==============  ==============


Diluted Earnings Per Common Share................................$         0.15   $       1.02     $       0.71            2.16
                                                                    =============  ==============   ==============  ==============

Weighted Average Common Shares:
   Basic..........................................................   18,629,664     20,051,743       19,182,564      20,056,435
   Diluted........................................................   18,785,256     21,186,390       19,479,462      21,325,804



    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                           2003                   2002
                                                                                    -------------------     ------------------
Net Cash Provided by Operating Activities....................................... $          12,230      $           52,144
                                                                                    -------------------     ------------------

Cash Flows from Investing Activities:
   Purchase of property and equipment...........................................          (101,314)                (88,565)
   Proceeds from sale of property and equipment.................................           103,962                 102,019
   Purchase of available-for-sale securities....................................           (24,469)     ..         (26,028)
   Proceeds from sale of available-for-sale securities..........................            58,057                  60,871
   Investments in and advances to 50% or less owned companies...................            (7,267)                    (22)
   Principal payments on notes due from 50% or less owned companies.............             1,318                  12,812
   Dividends received from 50% or less owned companies..........................            11,569                   1,290
   Net increase in construction reserve funds...................................           (14,499)                (32,306)
   Cash settlements from derivative transactions................................              (171)                 (5,655)
   Chiles Merger................................................................                 -                  25,365
   Other, net...................................................................               957                     722
                                                                                    -------------------     ------------------
      Net cash provided by investing activities.................................            28,143                  50,503
                                                                                    -------------------     ------------------

Cash Flows from Financing Activities:
   Payments of long-term debt...................................................           (71,341)                (87,769)
   Premium paid with 5-3/8% note extinguishment.................................              (632)                      -
   Net proceeds from sale of 5-7/8% Notes.......................................                 -                 196,836
   Proceeds from issuance of long-term debt.....................................                 -                     231
   Proceeds from exercise of stock options......................................                33                     349
   Proceeds from employee stock purchase plan...................................               670                     693
   Common stock acquired for treasury...........................................           (48,108)                 (5,602)
   Dividends paid to minority interest holders..................................              (179)                      -
                                                                                    -------------------     ------------------
      Net cash provided by (used in) financing activities.......................          (119,557)                104,738
                                                                                    -------------------     ------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents....................            (1,036)                    454
                                                                                    -------------------     ------------------

Net Increase (Decrease) in Cash and Cash Equivalents............................           (80,220)                207,839
Cash and Cash Equivalents, Beginning of Period..................................           342,046                 180,394
                                                                                    -------------------     ------------------
Cash and Cash Equivalents, End of Period........................................ $         261,826       $         388,233
                                                                                    ===================     ==================


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.         BASIS OF PRESENTATION

The condensed consolidated financial information for the three and nine-month periods ended September 30, 2003 and 2002 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2003 and for all reported periods. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

Certain reclassifications of prior period information have been made to conform to the presentation of current period information.

2.         CHANGES IN ACCOUNTING POLICIES AND ESTIMATES

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). This statement, among other matters, eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. During the nine-month period ended September 30, 2003, the Company redeemed all of the then outstanding principal amount of its 5-3/8% Convertible Subordinated Notes due 2006 (the "5-3/8% Notes") and prepaid all outstanding principal and accrued interest payable to holders of notes issued by the Company in connection with its acquisition of Putford Enterprises Ltd. (the "Putford Notes"). During the three and nine-month periods ended September 30, 2002, the Company redeemed $11,000,000 principal amount of its 5-3/8% Notes, retired $13,000,000 principal amount of its 7.2% Senior Notes due 2009 (the "7.2% Notes") and repaid the then outstanding balance of its revolving credit facility maturing in February 2007 (the "Revolver"). In accordance with SFAS 145, the early retirement of the 5 3/8% Notes, the Putford Notes, a portion of the 7.2% Notes and the Revolver resulted in charges against income from continuing operations of $2,091,000 in the nine-month period ended September 30, 2003 and $2,338,000 (previously reported as an extraordinary item, net of tax) in the three and nine-month periods ended September 30, 2002. These charges against income consisted of premium payments and the write off of related unamortized deferred financing costs and debt discount.

Effective January 1, 2003, the Company changed its estimated residual value for newly constructed supply, towing supply and anchor handling towing supply vessel assets from 10% to 5%. The effect on income of this change in accounting estimate was not material.

3.         COMPREHENSIVE INCOME

For the three-month periods ended September 30, 2003 and 2002, total comprehensive income (loss) was ($2,236,000) and $24,750,000, respectively. For the nine-month periods ended September 30, 2003 and 2002, total comprehensive income was $8,980,000 and $53,397,000, respectively. Other comprehensive income
(loss) in 2003 and 2002 consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

4.         LONG-TERM DEBT

On February 20, 2003, the Company redeemed all of its then outstanding 5-3/8% Notes in the aggregate principal amount of $35,319,000. On March 4, 2003, the Company repaid all of its then outstanding 5.467% Subordinated Promissory Notes (the "5.467% Notes") in the aggregate principal amount of $23,200,000. On April 7, 2003, the Company repaid all of its then outstanding Putford Notes in the aggregate principal amount of (pound)7,500,000 or $11,705,000. In addition, the Company repaid various other promissory notes in the aggregate principal amount of $1,117,000 during the nine-month period ended September 30, 2003.

5.         STOCK AND DEBT REPURCHASE PROGRAM

During the nine-month period ended September 30, 2003, the Company acquired a total of 1,299,040 shares of its common stock for treasury at an aggregate cost of $48,108,000. During 2003, the Company's Board of Directors increased the Company's authorization for security repurchases and, as of November 12, 2003, $65,000,000 of such authority remains available for future purchases. The Company may repurchase its common stock, its 7.2% Notes and its 5-7/8% Senior Notes due 2012 (the "5-7/8% Notes") through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

6.         EARNINGS PER SHARE

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per share exclude certain options and share awards totaling 242,200 and 329,485 for the three and nine-month periods ended September 30, 2003, respectively, and 168,100 and 69,300 for the three and nine-month periods ended September 30, 2002, respectively, as the effect of their inclusion in the computation would have been antidilutive.

                                                            For the Three Months Ended         For the Nine Months Ended
                                                                  September 30,                      September 30,
                                                      ----------------------------------  ------------------------------------
                                                                                  Per                                     Per
                                                        Income       Shares      Share       Income          Shares      Share
                                                      ----------  ------------  --------  ------------     ----------  --------
2003
----

   BASIC EARNINGS PER SHARE:
      Net income................................... $ 2,897,000     18,629,664  $   0.16  $ 13,684,000     19,182,564  $   0.71
                                                                                ========                               ========
   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and restricted stock.................           -        155,592                       -        158,704
      Convertible securities.......................           -              -                 167,000        138,194
                                                    ------------  ------------            ------------     ----------
   DILUTED EARNINGS PER SHARE:
      Income available to common stockholders
         plus assumed conversions.................. $  2,897,000    18,785,256  $   0.15  $ 13,851,000     19,479,462  $   0.71
                                                    ============  ============  ========  ============     ==========  ========
2002
----

   BASIC EARNINGS PER SHARE:
      Net income................................... $ 21,295,000    20,051,743  $   1.06  $ 44,949,000     20,056,435  $   2.24
                                                                                ========                               ========

   EFFECT OF DILUTIVE SECURITIES, NET OF TAX:
      Options and restricted stock.................            -       237,081                       -        268,934
      Convertible securities.......................      290,000       897,566               1,155,000      1,000,435
                                                    ------------  ------------            ------------     ----------

   DILUTED EARNINGS PER SHARE:
      Income available to common stockholders
         plus assumed conversions.................. $ 21,585,000    21,186,390  $   1.02  $ 46,104,000     21,325,804  $   2.16
                                                    ============  ============  ========  ============     ==========  ========


7.       STOCK COMPENSATION

Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies could either adopt a "fair value method" of accounting for its stock based compensation plans or continue to use the "intrinsic value method" as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine-month periods ended September 30, 2003, and 2002:

                                                          For the Three Months Ended             For the Nine Months Ended
                                                                 September 30,                         September 30,
                                                        --------------------------------     ----------------------------------
                                                                       Earnings Per Share                      Earnings Per Share
                                                                      ------------------                       -------------------
                                                         Net Income    Basic    Diluted        Net Income       Basic    Diluted
                                                        -------------  -------  --------     ---------------   --------  --------
2003
----

AS REPORTED..........................................  $    2,897,000   $ 0.16   $ 0.15      $   13,684,000     $  0.71   $ 0. 71
                                                                        ======   ======                         =======   =======
 Add: stock based compensation included in net income         425,000                             1,331,000
Less: stock based compensation using fair value
           method....................................        (709,000)                           (2,145,000)
                                                        -------------                        ---------------
PRO FORMA............................................ $     2,613,000   $ 0.14   $ 0.14      $   12,870,000     $  0.67   $  0.67
                                                        =============   ======   =======     ===============    =======   =======

2002
----

AS REPORTED...........................................$    21,295,000   $ 1.06   $ 1.02      $   44,949,000     $  2.24    $  2.16
                                                                        ======   ======                         ========   =======

 Add: stock based compensation included
  in net income........................................       383,000                             1,124,000
Less: stock based compensation using
  fair value method....................................      (882,000)                           (2,622,000)
                                                        --------------                        --------------
PRO FORMA............................................. $   20,796,000   $ 1.04   $.1.00      $   43,451,000     $  2.17    $  2.09
                                                        ==============  =======  ======       ==============    =======    =======



The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods.

8.       COMMITMENTS AND CONTINGENCIES

Future capital expenditures, based upon the Company's commitments at September 30, 2003, to purchase 9 newly constructed offshore support vessels, 208 newly constructed inland river hopper barges, and 7 newly constructed helicopters will approximate $121,400,000. Deliveries to the Company of newly constructed vessels, barges and helicopters are expected over the next 15 months.

In addition, the Company holds options to purchase 11 additional newly constructed helicopters and 183 additional newly constructed inland river hopper barges.

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


9.       NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). This interpretation provides guidance on the identification of, and the financial reporting for, variable interest entities, as defined. Consolidation of variable interest entities is required under FIN 46 only when a company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. This interpretation applied immediately to a variable interest entity created or acquired after January 31, 2003. For variable entities acquired before February 1, 2003, this interpretation was applied effective July 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of its operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applied immediately for financial instruments entered into or modified after May 31, 2003. For financial instruments entered into or modified before June 1, 2003, this statement was applied effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of its operations.

10.      SEGMENT INFORMATION

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's basis of segmentation and its basis of measurement of segment profit have not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except for a change in certain vessels' estimated residual values as described in Note 2 herein.

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

The Company's environmental services segment provides contractual oil spill response and other services, both domestically and internationally, to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended ("OPA 90"), various state regulations and the United Nations' MARPOL 73/78 regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance and provide trained personnel for deploying equipment in a spill response. When oil spills occur, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. In accordance with Statement of Financial Accounting Standards No. 131, the Company's environmental services segment has been separately reported in the segment information presented below due to its recent improvement in operating results. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation.

Other business segments of the Company include inland river hopper barge operations, offshore aviation services and equity in earnings of 50% or less owned companies unrelated to the offshore marine services and environmental services segments. The Company's offshore aviation services commenced operations on December 31, 2002 with the acquisition of Tex-Air Helicopters, Inc. The Company reported its equity in the earnings of Chiles Offshore Inc. ("Chiles"), an owner and operator of jackup drilling rigs, until Chiles' merger with ENSCO International Incorporated ("ENSCO") on August 7, 2002 (the "Chiles Merger").


                                                                 Offshore                         Other
                                                                  Marine      Environmental     Business
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003             Services       Services        Segments         Total
-------------------------------------------------------------  -------------  --------------  --------------  ------------
OPERATING REVENUES :
  External customers.........................................$      81,190  $      10,611   $      11,433   $     103,234
  Intersegment................................................           4             14             617             635
                                                               -------------  --------------  --------------  ------------
                                                             $      81,194  $      10,625   $      12,050         103,869
                                                               =============  ==============  ==============
  Elimination.................................................                                                       (635)
                                                                                                              ------------
                                                                                                            $     103,234
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit (loss)....................................$       3,432  $       3,419   $        (152)  $       6,699
  Income from equipment sales and retirements, net............       2,347              2               -           2,349
  Equity in earnings (losses) of 50% or less owned companies..         838             (5)            102             935
  Other, net..................................................      (1,708)             -             (87)         (1,795)
                                                               -------------  --------------  --------------  ------------
                                                             $       4,909  $       3,416   $        (137)          8,188
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                     (4,603)
   Interest income............................................                                                      1,540
   Loss from derivative transactions, net.....................                                                       (443)
   Gain from sale of marketable securities, net...............                                                      2,411
   Corporate expenses.........................................                                                     (2,816)
   Other, net.................................................                                                         66
   Equity in earnings of 50% or less owned companies..........                                                       (935)
                                                                                                              ------------
                                                                                                            $       3,408
                                                                                                              ============
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------
OPERATING REVENUES :
  External customers.........................................$      92,894  $       6,172   $       3,071   $     102,137
  Intersegment................................................          66              -               -              66
                                                               -------------  --------------  --------------  ------------
                                                             $      92,960  $       6,172   $       3,071         102,203
                                                               =============  ==============  ==============
  Elimination.................................................                                                        (66)
                                                                                                              ------------
                                                                                                            $     102,137
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit...........................................$      11,647  $         515   $         910   $      13,072
  Income from equipment sales and retirements, net............       2,318              3               -           2,321
  Equity in earnings (losses) of 50% or less owned companies..       1,882             (1)           (811)          1,070
  Other, net..................................................       2,180              -              27           2,207
                                                               -------------  --------------  --------------  ------------
                                                             $      18,027  $         517   $         126          18,670
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                     (3,503)
   Interest income............................................                                                      2,043
   Debt extinguishment........................................                                                     (2,338)
   Loss from derivative transactions, net.....................                                                     (3,251)
   Gain from sale of marketable securities, net...............                                                      3,377
   Gain from Chiles Merger....................................                                                     19,719
   Corporate expenses.........................................                                                     (3,047)
   Equity in earnings of 50% or less owned companies..........                                                     (1,070)
                                                                                                              ------------
                                                                                                            $      30,600
                                                                                                              ============

                                                                 Offshore                         Other
                                                                  Marine      Environmental     Business
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003             Services       Services        Segments         Total
-------------------------------------------------------------  -------------  --------------  --------------  ------------
OPERATING REVENUES :
  External customers.........................................$     241,840  $      32,272   $      31,141   $     305,253
  Intersegment................................................          15             41           1,345           1,401
                                                               -------------  --------------  --------------  ------------
                                                             $     241,855  $      32,313   $      32,486         306,654
                                                               =============  ==============  ==============
  Elimination.................................................                                                     (1,401)
                                                                                                              ------------
                                                                                                            $     305,253
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit...........................................$      12,031  $       8,151   $       1,584   $      21,766
  Income (loss) from equipment sales and retirements, net.....       8,238             83            (411)          7,910
  Equity in earnings (losses) of 50% or less owned companies..       1,993             (2)           (488)          1,503
  Other, net..................................................         254              -          (1,277)         (1,023)
                                                               -------------  --------------  --------------  ------------
                                                             $      22,516  $       8,232   $       (592)          30,156
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                    (14,528)
   Interest income............................................                                                      5,966
   Debt extinguishment........................................                                                     (2,091)
   Gain from derivative transactions, net.....................                                                      3,930
   Gain from sale of marketable securities, net...............                                                      5,852
   Corporate expenses.........................................                                                     (8,200)
   Other, net.................................................                                                        379
   Equity in earnings of 50% or less owned companies..........                                                     (1,503)
                                                                                                              ------------
                                                                                                            $      19,961
                                                                                                              ============
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------
OPERATING REVENUES :
  External customers.........................................$     279,149  $      16,690   $       7,611   $     303,450
  Intersegment................................................         200              -               -             200
                                                               -------------  --------------  --------------  ------------
                                                             $     279,349  $      16,690   $       7,611         303,650
                                                               =============  ==============  ==============
  Elimination.................................................                                                       (200)
                                                                                                              ------------
                                                                                                            $     303,450
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit...........................................$      45,055  $         841   $       1,921   $      47,817
  Income from equipment sales and retirements, net............       5,554              4               -           5,558
  Equity in earnings (losses) of 50% or less owned companies..       5,194            (26)         (1,460)          3,708
  Other, net..................................................       5,442              -              16           5,458
                                                               -------------  --------------  --------------  ------------
                                                             $      61,245  $         819   $         477          62,541
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest expense...........................................                                                    (11,300)
   Interest income............................................                                                      6,012
   Debt extinguishment........................................                                                     (2,338)
   Loss from sale of derivative transactions, net.............                                                     (2,619)
   Gain from sale of marketable securities, net...............                                                      2,699
   Corporate expenses.........................................                                                     (7,803)
   Gain from Chiles Merger....................................                                                     19,719
   Equity in earnings of 50% or less owned companies..........                                                     (3,708)
                                                                                                              ------------
                                                                                                            $      63,203
                                                                                                              ============


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

Depressed offshore rig utilization that began in March 2001 has continued into the first nine months of 2003 due to reduced exploration activities, particularly in the U.S. Gulf of Mexico and North Sea. Drilling activity has traditionally been linked to the cash flow of oil and gas companies, which is directly related to oil and natural gas commodity prices. High oil and natural gas prices have historically resulted in greater drilling activity, which increases the demand for the Company's services. However, the strong cash flows reported by oil and gas companies in 2003 have yet to produce an increase in drilling activity. The Company has experienced less demand for offshore services in the first three quarters of 2003 than during the same period in 2002.

The table below sets forth rates per day worked and utilization data for the Company's offshore marine fleet during the periods indicated.

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                          ---------------------------- ----------------------------
                                                              2003          2002           2003          2002
                                                          ------------- -------------- ------------- --------------
RATES PER DAY WORKED ($): (1) (2) (3)
   Anchor Handling Towing Supply......................         12,650        13,144         12,280        12,778
   Crew...............................................          3,257         3,200          3,188         3,239
   Geophysical, Freight and Other(4)..................              -             -              -             -
   Mini-Supply........................................          2,998         2,918          3,041         2,807
   Standby Safety.....................................          6,733         6,268          6,613         5,817
   Supply and Towing Supply...........................          7,470         8,153          7,612         8,032
   Utility and Line Handling..........................          1,774         1,761          1,778         1,752

OVERALL UTILIZATION (%): (1) (3)
   Anchor Handling Towing Supply......................           76.9          72.9           78.8          79.8
   Crew...............................................           75.9          76.3           78.3          81.1
   Geophysical, Freight and Other(4)..................              -             -              -            -
   Mini-Supply........................................           91.6          90.0           89.3          87.2
   Standby Safety.....................................           89.9          88.2           87.0          87.0
   Supply and Towing Supply...........................           82.8          88.9           81.4          88.9
   Utility and Line Handling..........................           58.7          62.4           56.8          61.4
           Overall Fleet..............................           77.5          77.7           77.2          79.1


-------------------------
(1) Rates per day worked and overall utilization figures exclude owned vessels that are bareboat chartered-out, minority-owned joint venture vessels and managed vessels and include vessels bareboat and time chartered-in by the Company.

(2) Revenues for certain of the Company's vessels included in the calculation of rates per day worked, primarily its North Sea fleet, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

(3) Statistics exclude vessels retired from service in the applicable periods, comprised of 12 utility vessels at September 30, 2003.

(4)  Vessels in this class were out of service during the reported periods.

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

The table below sets forth the Company's offshore marine fleet structure at the dates indicated:

                                                     At September 30,
                                              --------------------------------
                  Fleet Structure                  2003            2002
--------------------------------------------  --------------- ----------------
DOMESTIC:
   Owned....................................           99             120
   Bareboat Chartered-In(1).................           35              34
   Pooled...................................            1               -
   Joint Venture(2).........................            3               3

FOREIGN:
   Owned....................................           83              83
   Bareboat Chartered-In....................            3               4
   Managed..................................            5               6
   Joint Venture(2).........................           50              50
                                              --------------- ----------------
        Total Fleet.........................          279(3)          300(3)
                                              =============== ================
-----------------------
(1)  Resulting primarily from sale and leaseback transactions of prior periods.

(2) At September 30, 2003, 47 joint venture vessels participated in joint ventures in which the Company owned less than a majority interest and 6 participated in joint ventures in which the Company owned the majority interest.

(3) Fleet count at September 30, 2003 and 2002 excludes 12 and 13 utility vessels, respectively, that have been retired from service.

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

Drydocking repairs, which are a substantial component of a vessel's maintenance costs, are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period, or once in a two-year period in the case of crewboats, for inspection by regulatory authorities. The Company follows an asset management strategy pursuant to which it defers drydocking of selected vessels during periods of weak market conditions and low rates per day worked. Should the Company undertake a large number of drydockings in a particular quarter or put through survey a disproportionate number of older and/or larger vessels, which typically have higher drydocking costs, comparative results may be affected. For the nine-month periods ended September 30, 2003 and 2002, drydocking costs totaled $7.6 million and $10.6 million, respectively. During those same periods, the Company completed the drydocking of 54 and 66 vessels, respectively.

The number of main propulsion engine overhauls performed in a period particularly affects engine repair expenses, which are also a significant component of the Company's vessel maintenance costs. In recent years, the Company has begun to replace older vessels with newer vessels that have more powerful main propulsion engines, which may result in higher repair expenses. This altered fleet mix has occurred primarily through the Company's introduction of new aluminum-constructed Fast Support Intervention Vessels, the main propulsion engines of which are as large as 9,000 horsepower, exceeding the horsepower of older crew vessels that they replaced by as much as 7,000 horsepower. Should engine repair expenses, particularly those related to main engine overhauls, increase in a quarter, comparative results may be affected. For the nine-month periods ended September 30, 2003 and 2002, main propulsion engine repair expenses totaled $10.7 million and $11.0 million, respectively.

The Company believes that the continuing threat of international terrorist activity and past economic and political uncertainties have resulted in significant increases in its cost to insure against liabilities to other parties and damage to its vessels and other property. In the nine-month period ended September 30, 2003, overall insurance expenses have not risen as compared to the nine-month period ended September 30, 2002 as lower deductible costs, resulting from fewer insurance claims, have offset higher premium costs. There can be no assurance that in the future the Company will be able to maintain its existing coverage or that it will not experience further substantial increases in premiums.

At September 30, 2003, the Company had 34 vessels bareboat chartered-in pursuant to sale and leaseback transactions that have been accounted for as operating leases for financial reporting purposes. Income realized from the sale component of these transactions has been deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms. Charter-in expense, net of deferred income amortization, resulting from sale and leaseback transactions totaled $11.2 million and $10.1 million in each of the nine-month periods ending September 30, 2003 and 2002, respectively.

At September 30, 2003, 12 of the Company's U.S. utility vessels were considered retired from service and are being marketed for sale. These vessels range in length from 110 feet to 120 feet, average 24 years of age and had an aggregate carrying value of $0.7 million at September 30, 2003. Vessels retired from service have been excluded from the Company's utilization statistics and fleet counts. Also at September 30, 2003, the Company had 27 additional U.S. vessels out of service, of which 26 require drydocking prior to re-entering operations. Out of service vessels included 13 utility, 9 crew, 2 supply, and 1 each of the anchor handling towing supply, geophysical, and mini-supply classes.

A portion of the Company's revenues and expenses, primarily related to its North Sea operations, are received or paid in foreign currencies, primarily pounds sterling. For financial reporting purposes, these amounts are translated into U.S. dollars at the weighted average exchange rates during the relevant period. Overall, approximately 54% of the Company's offshore marine operating revenues was derived from foreign operations (in U.S. dollars or foreign currencies) in the nine-month period ended September 30, 2003.

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

ENVIRONMENTAL SERVICES

The Company's environmental services business provides contractual oil spill response and other services, both domestically and internationally, to companies that store, transport, produce or handle petroleum and certain non-petroleum oils, as required by OPA 90, as amended, various state regulations and the United Nations' MARPOL 73/78 regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events.

A recent acquisition completed by the Company has further diversified its environmental services to include emergency response, site remediation, industrial and marine contract cleaning, salvage support, hazardous waste management services, and environmental equipment and product sales to both the private and public sectors on the West Coast of the United States.

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

INLAND RIVER BUSINESS

The Company's inland river barge business earns operating revenues primarily from voyage affreightments under which customers are charged for a committed space to transport cargo for a specific time from a point of origin to a destination at an established price per ton of cargo transported. The Company also earns operating revenues while cargo is stored aboard barges and when barges are chartered-out to third parties. Barge operating expenses are typically differentiated between those directly related to voyages and all other barge operating costs. Voyage operating expenses primarily include towing, switching, fleeting and cleaning costs; whereas, non-voyage operating expenses include such costs as repairs, insurance and depreciation.

A majority of the barges owned by the Company and certain of those managed for third parties participate in two pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled, and the net results are allocated to each participating barge owner.

At September 30, 2003, the Company controlled 735 barges, including 332 directly owned, 231 managed for third parties, 166 chartered-in and 6 owned by a 50% owned partnership.

OFFSHORE AVIATION SERVICES

The Company's offshore aviation services business derives the majority of its operating revenues from helicopter transportation services provided primarily to oil and gas companies operating in the U.S. Gulf of Mexico. The number and type of helicopters in the Company's fleet and their utilization and rates of hire are the primary drivers of this business segment's operating revenues. Rates and utilization are a function of demand for and availability of helicopters, which are closely aligned with the level of offshore production activity. Offshore production activities are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas and the expenditures by oil and gas companies for management of their offshore production facilities. In addition, demand for oil field services remains dependent on a variety of political and economic factors that are also beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves. Operating expenses are primarily a function of fleet size and utilization levels, and operating expenses primarily consist of wages and related benefits, insurance, repairs and maintenance and equipment leases.

At September 30, 2003, the Company's offshore aviation services fleet included 36 helicopters, including 19 directly owned, 16 leased and 1 managed for third parties.

OTHER ACTIVITIES

Other activities primarily relate to the Company's 50% or less equity interest in a marine telecommunications company, a handy-max bulk carrier joint venture, and a developer of ship brokerage software that supports the shipping industry. In addition, the Company made a $6.0 million minority equity investment on March 31, 2003 in a company that designs and manufactures water treatment systems for sale and lease.

The Company, from time to time, may make other investments in related or unrelated businesses.

RESULTS OF OPERATIONS

      OFFSHORE MARINE SERVICES

OPERATING REVENUES. Operating revenues declined $11.8 million and $37.5 million in the three and nine-month periods ended September 30, 2003, respectively, as compared to the three and nine-month periods ended September 30, 2002. Between comparable three and nine-month periods, reduced operating revenues resulted primarily from declines of (i) $5.9 million and $15.0 million, respectively, from net vessel dispositions, (ii) $3.6 million and $12.8 million, respectively, from lower rates per day worked, (iii) $1.8 million and $10.4 million, respectively, from fewer days worked and (iv) $0.3 million and $1.5 million, respectively, from a net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements. Between comparable three and nine-month periods, these declines in operating revenues were partially offset by an increase of $0.8 million and $3.9 million, respectively, from the strengthening of the pound sterling currency relative to the U.S. dollar.

Operating revenues were significantly affected by changes in the Company's owned and bareboat chartered-in fleet. Since the beginning of 2002, the Company sold 52 vessels, including 17 vessels subsequently chartered-in pursuant to sale and lease-back transactions, terminated the charter-in of 8 vessels, removed 18 vessels from service and reassigned certain vessels from time charter-out arrangements to bareboat charter-out service. During this same time period, 20 vessels were acquired and 4 vessels, not previously owned, were chartered-in.

OPERATING PROFIT. Operating profit decreased $8.2 million and $33.0 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 due primarily to those factors affecting operating revenues, higher vessel-related wages resulting from raises in compensation provided to certain of the Company's international seamen and higher repair costs for vessel hulls and winch and deck equipment. Nine-month results also included higher charter-in expenses associated with additional sale and leaseback transactions. Lower drydock expenses from fewer vessels undergoing repair and lower insurance claim costs partially offset these declines.

INCOME FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements remained constant in the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 but increased $2.7 million in the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. In comparable periods, the Company sold approximately the same number of vessels. Nine-month results improved due to a decline in income deferral resulting from fewer sale and leaseback transactions.

EQUITY IN EARNINGS OF 50% OR LESS OWNED COMPANIES. Equity earnings decreased $1.0 million and $3.2 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002. Results for the quarter declined due to a charge against equity earnings for U.S. income taxes payable on a dividend received from a foreign joint venture and the continued weak demand for vessels in Trinidad. Nine-month results additionally declined due to lower profits earned by the Company's joint ventures operating in Asia and the North Sea. Two vessels operating in Asia were sold at a loss and significant repairs were performed on a North Sea joint venture vessel.

OTHER, NET. The Company recognized other losses of $1.7 million in the three-month period ended September 30, 2003 as compared to other income of $2.2 million in the comparable three-month period ended September 30, 2002. Other income decreased $5.2 million in the nine-month period ended September 30, 2003 as compared the nine- month period September 30, 2002. In all reported periods, other income or loss primarily includes the effect of currency exchange rate changes on intercompany loans and other transactions denominated in currencies other than the functional currency of various SEACOR subsidiaries.

      ENVIRONMENTAL SERVICES

OPERATING REVENUES. Operating revenues increased $4.5 million and $15.6 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 due primarily to spill response, spill management, containment, and remediation services provided in Iraq during the second and third quarters of 2003. The Company's work in Iraq was completed on October 5, 2003. The Company seeks to be retained in future periods for additional environmental services in Iraq.

OPERATING PROFIT. Operating profits increased $2.9 million and $7.3 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 due primarily to the factors affecting operating revenues.

      OTHER BUSINESS SEGMENTS

OPERATING REVENUES. Operating revenues increased $9.0 million and $24.9 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 due to the Company's commencement of offshore aviation services on January 1, 2003 and the addition of newly constructed and chartered-in barges to its fleet.

OPERATING PROFIT. Operating profit decreased $1.1 million and $0.3 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002. An improvement in profits of the inland river business due to fleet growth was offset by start-up costs associated with the charter-in of 166 additional barges during the third quarter of 2003. Offshore aviation operations incurred operating losses in the three and nine-month periods ended September 30, 2003 due primarily to low utilization of its helicopter fleet, particularly in the third quarter of 2003.

EQUITY IN EARNINGS (LOSSES) OF 50% OR LESS OWNED COMPANIES. Equity losses decreased $0.9 million and $1.0 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002. Results of the Company's marine telecommunication joint venture improved between years. Results in the second and third quarters of 2002 included non-recurring impairment charges relating to the Company's investment in a developer of ship brokerage software. These improvements in income were partially offset by the fact that the Company ceased to report equity in the earnings of Chiles following its merger with ENSCO on August 7, 2002.

OTHER, NET. Other expenses increased $1.3 million in the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. During the second quarter of 2003, the Company recognized an impairment charge with respect to an investment accounted for using the cost method.

      OTHER

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense increased $1.6 million and $3.3 million in the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 due to a net increase in the Company's outstanding indebtedness primarily resulting from the sale of its $200.0 million aggregate principal amount 5-7/8% Notes in the third quarter of 2002.

DEBT EXTINGUISHMENT. During the nine-month period ended September 30, 2003, the Company redeemed all of the then outstanding principal amount of its 5-3/8% Notes and prepaid all outstanding principal and accrued interest payable to holders of the Putford Notes that resulted in the recognition of debt extinguishment expense totaling $2.1 million. During the three and nine-month periods ended September 30, 2002, the Company redeemed $11.0 million principal amount of its 5-3/8% Notes, retired $13.0 million principal amount of its 7.2% Notes and repaid the then outstanding balance of its Revolver that resulted in the recognition of debt extinguishment expense totaling $2.3 million.

GAINS (LOSSES) FROM DERIVATIVE TRANSACTIONS, NET. Net gains from derivative transactions increased $2.8 million and $6.5 million in the three and nine-month periods ended September 30, 2003, respectively, as compared to the three and nine-month periods ended September 30, 2002. Results in 2002 included non-recurring losses from the revaluation of U.S. Treasury rate locks. Three-month results also included a decline in income attributable to the revaluation of interest rate swap and costless collar agreements.

GAINS (LOSSES) FROM SALE OF MARKETABLE SECURITIES, NET. Net gains from the sale of marketable securities increased $3.2 million in the nine-month period ended September 30, 2003, as compared to the nine-month period ended June 30, 2002 due primarily to increased equity security sale gains and reduced net losses on a mark to market basis of equity security short sales.

GAIN FROM CHILES MERGER. The Company recognized a gain of $19.7 million in the three and nine-month periods ended September 30, 2002 as a result of the Chiles Merger.

LIQUIDITY AND CAPITAL RESOURCES

      CASH AND MARKETABLE SECURITIES

During the nine-month period ended September 30, 2003, the Company's cash and cash equivalents, available-for-sale securities and construction reserve funds decreased by $97.5 million to $428.4 million. At September 30, 2003, cash and cash equivalents totaled $261.8 million, available-for-sale securities totaled $56.8 million and construction reserve funds totaled $109.8 million.

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

The volatility of oil and gas prices, worldwide economic activity and development, the level of offshore production and exploration activity and other factors beyond the Company's control will directly affect the Company's offshore marine and offshore aviation businesses. A curtailment of drilling activity in U.S. Gulf of Mexico beginning in March 2001 has adversely affected demand and rates per day worked for most vessel types in the Company's U.S. offshore marine fleet. Although oil and natural gas prices have improved in 2003, this has yet to produce an increase in U.S. Gulf of Mexico drilling activity. The Company cannot predict whether, or to what extent, market conditions will improve, remain stable or deteriorate. Should present demand and rates per day worked for the Company's U.S. vessels remain unchanged or further decline, results of operations and cash flows will be adversely affected.

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES. Net cash flows provided from operating activities were $12.2 million and $52.1 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Recent declines in operating cash flows have resulted primarily from lower utilization and rates per day worked for offshore support vessels.

CASH FLOWS PROVIDED BY OR USED IN INVESTING ACTIVITIES. Net cash flows provided by investing activities were $28.1 million and $50.5 million in the nine-month periods ended September 30, 2003 and 2002, respectively.

During the nine-month period ended September 30, 2003, cash flows were provided by investing activities primarily from (i) the sale of equipment, primarily consisting of 26 offshore support vessels that included two large North Sea anchor handling towing supply vessels, for $104.0 million, (ii) the sale of available-for-sale securities for $58.1 million and (iii) the receipt of dividends and promissory note principal repayments from 50% or less owned companies totaling $12.9 million. These increases in cash flows were partially offset by uses of cash flows in investing activities primarily to (i) construct offshore support vessels and inland river barges and acquire other equipment for $101.3 million, (ii) purchase available-for-sale securities for $24.5 million,
(iii) acquire a minority equity interest in a company that designs and manufactures water treatment systems for sale or lease and make additional advances to joint ventures totaling $7.3 million and (iv) increase construction reserve fund balances by $14.5 million.

During the nine-month period ended September 30, 2002, cash flows were provided by investing activities primarily from (i) the sale of equipment for $102.0 million, (ii) the sale of available-for-sale securities for $60.9 million, (iii) the receipt of dividends and promissory note principal repayments from 50% or less owned companies for $14.1 million and (iv) proceeds from the Chiles Merger of $25.4 million. These increases in cash flows were partially offset by uses of cash flows in investing activities primarily to (i) construct offshore support vessels for $88.6 million, (ii) increase construction reserve fund balances by $32.3 million, (iii) acquire available-for-sale securities for $26.0 million and
(iv) settle derivative transactions of $5.7 million.

CASH FLOW USED IN FINANCING ACTIVITIES. Net cash flows of $119.6 million were used in financing activities in the nine-month period ended September 30, 2003 as compared to net cash flows of $104.7 million provided by financing activities in the nine-month period ended September 30, 2002.

During the nine-month period ended September 30, 2003, cash flows were used in financing activities primarily to (i) repay $71.3 million of outstanding indebtedness, including $35.3 million of 5-3/8% Notes, $23.2 million of 5.467% Notes, $11.7 million of Putford Notes and $1.1 million of other outstanding indebtedness and (ii) purchase for treasury 1,229,040 shares of common stock at an aggregate cost of $48.1 million.

During the nine-month period ended September 30, 2002, cash flows were provided by financing activities primarily from the sale of 5-7/8% Notes for $196.8 million. This increase in cash flows was partially offset by uses of cash flows in financing activities primarily to (i) repay $87.8 million of outstanding indebtedness and (ii) purchase for treasury 144,700 shares of common stock at an aggregate cost of $5.6 million.

      CAPITAL EXPENDITURES

Future capital expenditures, based upon the Company's commitments at September 30, 2003, to purchase 9 newly constructed offshore support vessels, 208 newly constructed inland river hopper barges, and 7 newly constructed helicopters will approximate $121.4 million. Deliveries to the Company of newly constructed vessels, barges and helicopters are expected over the next 15 months. The Company believes that existing cash and cash equivalents, construction reserve funds, cash provided from operations or the sale of available-for-sale securities, proceeds from vessel sales, or borrowings under its revolving credit facility, or a combination thereof, will be sufficient to fund foreseeable capital expenditures.

In addition, the Company holds options to purchase 11 additional newly constructed helicopters and 183 additional newly constructed inland river hopper barges.

      REVOLVING CREDIT FACILITY

As of September 30, 2003, amount available for future borrowings under the Company's revolving credit facility totaled $198.7 million.

      STOCK AND DEBT REPURCHASE PROGRAM

As of November 12, 2003, $65.0 million of security repurchase authority granted by the Board of Directors remains available for the future purchase of the Company's common stock, its 7.2% Notes and its 5-7/8% Notes. The repurchase of these securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Below is an aggregation of the Company's contractual obligations and commercial commitments as of September 30, 2003, in thousands of dollars.

                                                          Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     4-5 Years     5 Years
-----------------------------------     ----------   ----------   -----------   ----------   ----------
Long-term Debt ....................  $    334,768   $      113  $        93   $        62  $   334,500
Operating Leases...................       107,084       28,501       44,114        22,066       12,403
Construction Commitments...........       121,422       93,312       28,110             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Contractual Cash
Obligations........................  $   563,274    $  121,926  $     72,317  $     22,128 $    346,903
                                        ==========   ==========   ===========   ==========   ==========

                                                Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                                     Less than                                Over 5
   Other Commercial Commitments           Total       1 Year      1-3 Years     4-5 Years      Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
TMM Joint Venture Guarantee(1).....  $      5,841   $      379  $       844   $        976 $      3,642
Pelican Joint Venture Guarantee(2).         1,500            -            -         1,500            -
U.S. Joint Venture Guarantee(3)....         5,515        1,164        2,327         2,024            -
Letter of Credit ..................         1,265        1,205           60             -            -
                                        ----------   ----------   -----------   ----------   ----------
   Total Commercial Commitments....  $     14,121   $    2,748  $     3,231   $     4,500  $      3,642
                                        ==========   ==========   ===========   ==========   ==========

---------------------------
(1) Guarantee for non-payment of obligations owing by the Company's Mexican joint venture under a charter arrangement.

(2) Guarantee of amounts owed by an Asian joint venture under its banking facilities.

(3) Guarantee for 50% non-payment of obligations owing by the Company's U.S. joint venture under a charter arrangement.


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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

There has been no significant change in the Company's exposure to market risk during the nine-month period ended September 30, 2003, except with the expiration of certain costless collars that were entered to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO. For discussion of the Company's exposure to market risk that affects financial positions other than the Company's equity security portfolio and costless collars, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

As of September 30, 2003, the Company held available-for-sale equity securities with a fair value of $36.0 million, a significant portion of which was shares of ENSCO received in connection with the Chiles Merger. A 10% decline in the value of available-for-sale equity securities held by the Company would reduce other comprehensive income, net of tax, by $2.3 million. The Company monitors these investments on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation.


ITEM 4.           CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

    31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B. Reports on Form 8-K:

     (i) Current Report on Form 8-K, dated July 31, 2003, reporting under Item 9 that, on July 24, 2003, the Company issued a press release announcing its financial results for the second quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEACOR SMIT Inc.
                                    (Registrant)

DATE:  November 14, 2003            By: /s/ Charles Fabrikant
                                       ----------------------------------------
                                       Charles Fabrikant, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

DATE:  November 14, 2003            By: /s/ Randall Blank
                                       -----------------------------------------
                                       Randall Blank, Executive Vice President,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)

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