Form 10-K
period 2003-12-31
SEACOR SMIT INC
filed 2004-03-15
CIK 859598

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

For the fiscal year ended  December 31, 2003
                           -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    ---------------


                         Commission file number 1-12289
                                                -------

                              SEACOR HOLDINGS INC.
              -----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


             Delaware                                 13-3542736
------------------------------------      --------------------------------------
    (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)


       11200 Richmond Avenue,
     Suite 400, Houston, Texas                             77082
------------------------------------------  ------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code  (281) 899-4800
                                                    ---------------------------


Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of Each Exchange
          Title of Each Class                         on Which Registered
          -------------------                         -------------------
 Common Stock, par value $.01 per share             New York Stock Exchange
------------------------------------------     ---------------------------------


Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X  Yes         No
                                  ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). X  Yes         No
                                    ---         ---

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2003 was approximately $639,012,000 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 8, 2004 was 18,624,825.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                                         SEACOR HOLDINGS INC.
                                                              FORM 10-K
                                                          TABLE OF CONTENTS

                                                                PART I
Item 1.          Business.........................................................................................     1
                     General......................................................................................     1
                     Segment and Geographic Financial Information.................................................     2
                     Offshore Marine Services.....................................................................     2
                     Environmental Services.......................................................................     9
                     Other Business Segment.......................................................................    11
                     Environmental Compliance.....................................................................    14
                     Employees....................................................................................    14

Item 2.          Properties.......................................................................................    14

Item 3.          Legal Proceedings................................................................................    14

Item 4.          Submission of Matters to a Vote of Security Holders..............................................    15

Item 4A.         Executive Officers of the Registrant.............................................................    15

                                                               PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters............................    16
                     Market for the Company's Common Stock........................................................    16
                     Equity Compensation Plans Information........................................................    16

Item 6.          Selected Financial Data..........................................................................    17

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations............    18
                     Overview.....................................................................................    18
                     Consolidated Results of Operations...........................................................    19
                     Offshore Marine Services.....................................................................    23
                     Environmental Services.......................................................................    27
                     Other Business Segment.......................................................................    29
                     Critical Accounting Policies.................................................................    30
                     Liquidity and Capital Resources..............................................................    33
                     Effects of Inflation.........................................................................    36
                     Contingencies................................................................................    36
                     Cautionary Statements........................................................................    36

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.......................................    40

Item 8.          Financial Statements and Supplementary Data......................................................    41

Item 9.          Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure.........................................................................    41

Item 9A.         Controls and Procedures..........................................................................    41

                                                               PART III

Item 10.         Directors and Executive Officers of the Registrant...............................................    41

Item 11.         Executive Compensation...........................................................................    41

Item 12.         Security Ownership of Certain Beneficial Owners and Management
                     and Related Stockholder Matters..............................................................    42

Item 13.         Certain Relationships and Related Transactions...................................................    42

Item 14.         Principal Accountant Fees and Services...........................................................    42

                                                               PART IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    42


                           FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings),
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market
Risk) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of Offshore Marine Services on several customers, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, vessel-related risks, effects of adverse weather conditions and seasonality on Aviation Services, helicopter related risks, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, changes in NRC's OSRO classification, liability in connection with providing spill response services, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, the effect of international economic and political factors in inland river operations and various other matters, many of which are beyond the Company's control and other factors. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

PART I

ITEM 1. BUSINESS

GENERAL

Unless the context indicates otherwise, any reference to the "Company" refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware, and its consolidated subsidiaries. "SEACOR" refers to SEACOR Holdings Inc. and "Common Stock" refers to the common stock, par value $.01 per share, of SEACOR. SEACOR (formerly named SEACOR SMIT Inc.) changed its name to SEACOR Holdings Inc. effective March 15, 2004.

The Company is in the business of owning, operating, investing in, marketing and remarketing equipment, primarily in the offshore oil and gas and inland transportation industries. It also provides oil spill response and environmental remediation services.

The Company's principal activity is the operation of a diversified fleet of offshore support vessels that service oil and gas exploration and development activity worldwide. In 2000, the Company began operating an inland river barge business. In 2002, the Company completed the acquisition of Tex-Air Helicopters, Inc., which operates a fleet of helicopters that primarily serve the offshore oil and gas industry in the U.S. Gulf of Mexico.

SEACOR's principal executive offices are located at 11200 Richmond Avenue, Suite 400, Houston, Texas 77082, and its telephone number is (281) 899-4800. The Company's Internet address is www.seacorholdings.com.

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

SEGMENT AND GEOGRAPHIC FINANCIAL INFORMATION

The Company's operations are divided among the following three business segments: "Offshore Marine Services;" "Environmental Services;" and "Other," which includes its "Inland River Services" and "Aviation Services" businesses. Financial data for segment and geographic areas is reported in "Item 8. Consolidated Financial Statements - Note 14. Major Customers and Segment Data" included in Part IV of this Annual Report on Form 10-K.

OFFSHORE MARINE SERVICES

           GENERAL

Offshore Marine Services is primarily dedicated to operating a diversified fleet of offshore support vessels that service oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America and Mexico, West Africa and Asia.

           FLEET

GENERAL. Offshore Marine Services' vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, Offshore Marine Services' vessels support special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, Offshore Marine Services offers logistics services, also in support of offshore oil and gas exploration and production operations, which include shorebase, marine transport and other supply chain management services.

As of December 31, 2003, the average age of Offshore Marine Services' fleet was
14.4 years and, excluding standby safety vessels, the fleet's average age was
12.6 years. The Company believes that after vessels have been in service for approximately 20 years, the level of expenditures necessary to satisfy required marine certification standards escalate and, in some instances, may not be economically justifiable. There can be no assurance that Offshore Marine Services will be able to maintain its fleet by extending the economic life of existing vessels or acquiring new or used vessels, or that the Company's financial resources will be sufficient to enable it to make capital expenditures for such purposes.

The following table sets forth a count of Offshore Marine Services' vessel types.

                                                     At December 31,
                                              ---------------------------
                 Vessel Type                    2001     2002     2003
---------------------------------------       -------- -------- --------
Anchor Handling Towing Supply..........           31       28       26
Crew...................................           91       96       87
Geophysical, Freight and Other..........           3        2        4
Mini-Supply............................           26       33       32
Standby Safety.........................           30       26       27
Supply and Towing Supply...............           79       71       59
Utility................................           65       45       -(1)
                                               -------- -------- --------
                                                 325      301      235(2)
                                               ======== ======== ========

--------------------
(1) Excludes 26 utility vessels that were retired from service. See additional discussion in "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services."

(2) Includes 139 owned; 36 chartered-in, 5 managed and 1 pooled. Joint ventures in which the Company owned a 50% or less interest owned 43 vessels and chartered-in 5 and joint ventures in which the Company owned a majority interest owned 6 vessels.

ANCHOR HANDLING TOWING SUPPLY. Anchor handling towing supply vessels range in size and capacity and are equipped with winches capable of towing drilling rigs and lifting and positioning their anchors. These vessels also have the capability to deliver cargo, but are usually less efficient delivery "vehicles" than supply boats of comparable size, and have large deck space to handle anchors and chain and mooring equipment. Historically, vessels of 4-8,000 horsepower ("BHP"), fitted with a winch, functioned as anchor handling vessels. While in some regions vessels of less than 10,000 BHP perform "anchor handling" services and do support construction and pipe laying barges, it is rare that a vessel with less than 10,000 BHP will support deep water drilling activity, particularly outside the U.S. Vessels that support deep water drilling are defined not only by horsepower but winch capability and storage capacity for chain and mooring wire. Except for the occasional job supporting drilling in shallow water, typically less than 1,000 feet, or in the case of one vessel specially equipped to lay pre-set moorings, Offshore Marine Services' vessels that are less than 12,000 BHP do not handle anchors for drilling rigs. Offshore Marine Services controls 5 vessels 12-14,000 BHP that are equipped with large winches, defined by "line pull" capability that range from 660,000 lbs. to 1,000,000 lbs. and can service rigs working in deep water of over 2,500 feet. Four of these vessels are U.S. flag and can work in over 4,000 foot water depths. Offshore Marine Services also has a joint venture interest in a 9,000 BHP vessel equipped for efficient handling of pre-set moorings. Most modern anchor handling towing supply vessels are equipped with dynamic positioning ("DP") systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

CREW (FAST SUPPORT VESSELS "FSV"). Personnel move to and from offshore installations in crew boats and helicopters. Historically, crew boats transported people and were also used to deliver "light" cargo, small amounts of fuel oil to production platforms, personal effects and small machinery. These boats also served as field stand-by vessels, moving personnel between platforms and providing an emergency stand-by service under certain circumstances. Crew vessels built prior to 1990 are generally 100 to 130 feet in length and are capable of 20 knots in light condition and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels, range from 130 to 200 feet in length and generally can develop a speed of 25 knots and may attain speeds of 35 knots. The modern versions of these vessels have enhanced cargo carrying capacities, including in some instances, the capacity to support some phases of drilling operations. Vessels supporting drilling and working in deep water are usually equipped with DP capabilities.

GEOPHYSICAL, FREIGHT AND OTHER. Geophysical, freight and other vessels must generally have special features adapting them to their roles, such as large deck space, high electrical generating capacity, high maneuverability and unique thrusters, extra berthing facilities and long-range cruising capabilities. Certain vessels are employed in special project activities such as well stimulation, seismic data gathering and freight hauling services.

MINI-SUPPLY. Mini-supply vessels range from 125 to 155 feet in length and serve drilling and production facilities and support offshore construction and maintenance work. They typically carry deck cargo, liquid mud, methanol, diesel fuel and water but are not equipped with below deck bulk tanks for the carriage of dry mud or cement. Some of these vessels have bow thrusters for added maneuverability and are well suited for production support, construction projects and certain drilling support activities.

STANDBY SAFETY. Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. In some cases, these vessels perform a dual role, functioning as supply vessels. Offshore Marine Services' standby safety vessels operate in the United Kingdom sector of the North Sea.

SUPPLY. The most efficient use of supply vessels is to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (deadweight: "dwt"), available square feet (meters) of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process, and tank storage for water and fuel oil. Speed is not generally a factor but the ability to hold station in open water and moderately rough seas is also a key factor in differentiating supply vessels. Generally for drilling operations and serving manned platforms, customers prefer vessels with large liquid mud, dry bulk mud and cement capacity and large areas of clear deck space. For certain projects, characteristics such as maneuverability, fuel efficiency or firefighting capability may also be important. Offshore Marine Services' supply vessels range from 166 to 255 feet in length and certain of those vessels have DP capabilities.

TOWING SUPPLY. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4-8,000 horsepower) and deck mounted winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. Offshore Marine Services' towing supply vessels are primarily used in international operations supporting jack-up drilling rigs, which generally require the additional versatility that these vessels offer.

UTILITY. Utility vessels service offshore production facilities and also support offshore maintenance and construction work. They are capable of transporting fuel, water, deck cargo and personnel. Certain vessels in the fleet have enhanced firefighting and pollution response features. Utility vessels range from 96 to 125 feet in length. As of December 31, 2003, the Company was committed to the disposition of its remaining 26 utility vessels. See discussion in "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services."

The following table sets forth the percent of the Company's consolidated operating revenues earned by vessel type and certain other business activities of Offshore Marine Services, including logistic services, for each year indicated.


                 Vessel Type                     2001      2002     2003
---------------------------------------------   ------    ------   ------
Anchor Handling Towing Supply................    20.1%     20.9%    14.8%
Crew.........................................    19.5%     18.2%    17.3%
Geophysical, Freight and Other...............     0.5%      -        -
Mini-Supply..................................     5.0%      5.7%     7.3%
Standby Safety...............................     9.3%     10.3%    10.5%
Supply and Towing Supply.....................    28.7%     28.6%    21.6%
Utility......................................     5.9%      4.4%     3.2%
Other........................................     2.8%      3.2%     3.2%
                                                ------    ------   ------
                                                 91.8%     91.3%    77.9%
                                                ======    ======   ======


ACQUISITIONS AND DISPOSITIONS. The Company actively monitors opportunities to buy and sell vessels to maximize the overall utility and flexibility of its fleet. Fleet additions have resulted principally from the purchase of vessels from competitors, new vessels and equity holdings in joint ventures that own vessels. The following table sets forth acquisitions in the last five years by vessel type.


          Vessel Type            1999    2000  2001   2002   2003   Total
-------------------------------- ----    ----  ----   ----   ----   -----
Anchor Handling Towing Supply...    3       1     3      2      -      9
Crew............................    4       2     4      5      7     22
Mini-Supply.....................    2       -    19      4      -     25
Standby Safety..................    -      16     -      -      -     16
Supply and Towing Supply........    1       6    14      1      3     25
Utility.........................    -       -    11      -      -     11
                                  ----    ----  ----   ----   ----   ----
                                   10      25    51     12     10    108
                                  ====    ====  ====   ====   ====   ====

The following table sets forth sale transactions in the last five years by vessel type. Thirty-five vessels sold in the last five years remain bareboat chartered-in by Offshore Marine Services pursuant to sale-leaseback transactions. Leaseback vessels include 23 crew, 6 supply and towing supply, 4 mini-supply and 2 anchor handling towing supply.


         Vessel Type(1)           1999   2000   2001   2002   2003   Total
--------------------------------  ----   ----   ----   ----   ----   -----
Anchor Handling Towing Supply...    1       1      1      4      2      9
Crew............................   11       1     13     10     16     51
Geophysical, Freight and Other..    -       -      -      1      -      1
Mini-Supply.....................    -       -      4      -      2      6
Standby Safety..................    -       2      6      3      1     12
Supply and Towing Supply........    -       9      5      8      7     29
Utility.........................    2       8     10      7     29     56
                                  ----    ----   ----   ----   ----   ----
                                   14      21     39     33     57    164
                                  ====    ====   ====   ====   ====   ====

------------------
(1) Sale transactions during 1999 through 2003 included 6 utility vessels and 1 mini-supply vessel transferred to Environmental Services and 5 towing supply, 5 crew and 1 each of the utility, anchor handling towing and mini-supply class were sold to joint venture companies in which the Company owns a 50% or less equity interest.

NEW CONSTRUCTION. At December 31, 2003, the Company was committed to acquire 6 crew boats, 2 supply vessels and 1 towing supply vessel. Following year end, the 2 supply vessels that were on order were delivered to the Company.

           MARKETS

Offshore Marine Services operates vessels in five principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth by region vessel types that are owned, chartered-in, managed, pooled and joint ventured. Offshore Marine Services has formed or acquired interests in offshore marine joint ventures to enter new markets, enhance its marketing capabilities and facilitate operations in certain foreign markets. These arrangements have allowed Offshore Marine Services to expand its fleet or operations while diversifying the risks and reducing the capital outlays associated with independent expansion.

                                             At December 31,
                                          ----------------------
     Vessel Type by Geographic Market      2001   2002   2003
----------------------------------------------------------------
United States:
    Anchor Handling Towing Supply.........    4      5      6
    Crew..................................   60     63     53
    Geophysical, Freight and Other........    2      1      1
    Mini-Supply...........................   23     29     27
    Supply and Towing Supply..............   20     18     11
    Utility...............................   62     42      -(1)
                                          ----------------------
Total United States Fleet.................  171    158     98
                                          ----------------------

Latin America & Mexico:
    Anchor Handling Towing Supply.........    9      9      9
    Crew..................................   10     10     11
    Geophysical, Freight and Other........    -      -      2
    Mini-Supply...........................    3      4      4
    Supply and Towing Supply..............   20     19     20
    Utility...............................    3      3      -
                                          ----------------------
                                             45     45     46
                                          ----------------------
North Sea:
    Anchor Handling Towing Supply.........    2      3      1
    Standby Safety........................   30     26     27
    Supply and Towing Supply..............   15      9      7
                                          ----------------------
                                             47     38     35
                                          ----------------------
West Africa:
    Anchor Handling Towing Supply.........    9      7      6
    Crew..................................   11     13     14
    Mini-supply...........................    -      -      1
    Supply and Towing Supply..............   11     12     11
                                          ----------------------
                                             31     32     32
                                          ----------------------
Asia:
    Anchor Handling Towing Supply.........    6      3      3
    Crew..................................    9     10      9
    Supply and Towing Supply..............    6      6      2
                                          ----------------------
                                             21     19     14
                                          ----------------------
Other Foreign:
    Anchor Handling Towing Supply.........    1      1      1
    Crew..................................    1      -      -
    Geophysical, Freight and Other........    1      1      1
    Supply and Towing Supply..............    7      7      8
                                          ----------------------
                                             10      9     10
                                          ----------------------
Total Foreign Fleet.......................  154    143    137
                                          ----------------------
Total Fleet...............................  325    301    235
                                          ======================


 ------------------
(1)  Excludes 26 utility vessels that have been retired from service. See "Item
     7. Management Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services."

UNITED STATES. Offshore Marine Services is a major provider of vessel services primarily to the oil and gas exploration and production industry operating in the U.S. Gulf of Mexico. At December 31, 2003, the U.S. fleet was comprised of 98 vessels, including 59 owned, 34 bareboat chartered-in, 4 joint ventured and 1 pooled. Anchor handling towing supply, supply and towing supply, and certain crew and mini-supply vessels support exploration activities, primarily in deep water, while certain other crew and mini-supply vessels support production activities. A significant number of drilling support vessels service rigs operating in deep water during a majority of their days worked. Vessels working in the U.S. may also be employed in geophysical, freight and other special purpose operations. At December 31, 2003, the Company estimates 34 companies were operating approximately 340 supply and towing supply, 200 crew, 160 utility and mini-supply and 30 anchor handling towing supply vessels in the U.S. Gulf of Mexico. The Company estimates that less than half of these anchor handling towing supply vessels are capable of working in water depths greater than 4,000 feet.

Offshore Marine Services holds a 67% equity interest in Energy Logistics, Inc. ("ELI"), a joint venture corporation that provides shorebase, marine transport and other supply chain management services in support of offshore exploration and production operations primarily in the U.S. Gulf of Mexico. ELI owns Liberty Services, Inc. ("Liberty"), a company that has provided base services, equipment rental and personnel in support of the offshore energy industry for many years. ELI and Liberty operate shorebase support facilities in Louisiana and employ vessels owned by Offshore Marine Services and others in its operations.

LATIN AMERICA AND MEXICO. Offshore Marine Services provides vessel services in Latin America and Mexico for both exploration and production activities primarily through its joint venture operations. At December 31, 2003, 31 vessels were operating from ports in Mexico and the remaining fleet worked from ports in Venezuela, Trinidad, Brazil, Chile and Argentina. Joint ventures owned 24 vessels and chartered-in an additional 20 vessels, 16 from Offshore Marine Services and 4 from other owners. A Brazilian customer also charters 2 Offshore Marine Services vessels.

In 1994, Offshore Marine Services and Grupo TMM, S.A., formerly Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market (the "TMM Joint Venture") in which Offshore Marine Services owns a 40% equity interest. The TMM Joint Venture has enabled Offshore Marine Services to expand into a market contiguous to the U.S. Gulf of Mexico and provides greater marketing flexibility for its fleet in the region. Demand for vessels in Mexico has been affected historically, to a significant degree, by Mexican government policies, particularly those relating to Petroleos Mexicanos ("PEMEX"), the Mexican national oil company.

NORTH SEA. The North Sea fleet principally provides standby safety, supply and anchor handling towing supply vessel services to platform and rig operators primarily operating in the United Kingdom. In addition to 26 owned and 1 charter-in vessel, the North Sea fleet includes 5 standby safety vessels managed for a third party owner and 3 standby safety vessels that participate in joint ventures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services" for discussion of managed vessel activity. At December 31, 2003, 8 companies were operating approximately 118 certified standby safety vessels in the North Sea and an additional 30 companies were operating approximately 106 supply and 66 anchor handling towing supply vessels in this region.

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

Due to the severe winter weather in the North Sea, activity for supply and anchor handling towing supply vessels can vary between the winter and spring and summer months. In particular, drilling activity and construction work are usually planned for the March-October period.

WEST AFRICA. The West African fleet is substantially comprised of vessels owned by Offshore Marine Services and additionally includes 2 vessels owned by joint ventures and 1 chartered-in. Approximately 50% of Offshore Marine Services' West African fleet operates from ports in Nigeria. The remainder of its vessels in this region operates from ports in the Congo, Gabon, Equatorial Guinea, Cameroon, and Angola. Competition is very concentrated in West Africa with only 6 principal vessel operators managing approximately 130 vessels. The need for vessels in this market is primarily dependent upon multi-year offshore oil and gas exploration and development projects and production support.

ASIA. The Asian fleet includes 6 vessels owned by Offshore Marine Services and 8 vessels owned by joint ventures operating primarily from ports in Indonesia, Malaysia, India and Brunei. At December 31, 2003, approximately 30 companies were operating more than 350 vessels in this region in support of exploration, production, construction and special project activities.

Offshore Marine Services is also a 50% owner of Pelican Offshore Services Pte Ltd, a Singapore corporation ("Pelican"), which owns 7 Fast Support Vessels.

OTHER FOREIGN. A vessel owned by Offshore Marine Services and 9 owned by joint ventures are serving the oil and gas industry in Egypt, Greece and France.

           INDUSTRY CONDITIONS AND COMPETITION

Offshore exploration and drilling activities, which affect the demand for vessels, are influenced by a number of factors. The anticipated prices for oil and gas commodities are an important driver of drilling expenditures. It is equally important how customers assess drilling prospects and how they measure offshore opportunities versus others on land. Such decisions on the part of customers involve the assessment of costs, geological opportunity and political stability in host countries. Demand for drilling services is additionally dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the relative value of the U.S. dollar since it is the benchmark pricing for worldwide oil prices and the policies of various governments regarding exploration and development of their oil and natural gas reserves. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Offshore Marine Services" for discussion of current market conditions.

Each of the markets in which Offshore Marine Services operates is highly competitive. The Company believes the most important competitive factors are pricing and the availability of equipment to fit customer requirements. Other factors considered important by customers include service and reputation, flag preference, local marine operating conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of transferring equipment from one market to another.

Although there are many suppliers of offshore marine services, management believes only one other company, Tidewater, Inc., operates in all of Offshore Marine Services' major geographic markets. Tidewater, Inc. has a substantially greater percentage of domestic and foreign offshore marine market share compared to that of Offshore Marine Services and its other competitors. See "Markets" for the number of competitors in the principal geographical regions where Offshore Marine Services operates. The Company believes its strong financial condition, diverse fleet and broad geographical distribution of vessels assist Offshore Marine Services in weathering the effects of industry downturns. The Company's financial position also enables Offshore Marine Services to capitalize on opportunities as they develop for purchasing, mobilizing, or upgrading vessels to meet changing market conditions and optimize the financial performance of the fleet.

           CUSTOMERS AND CONTRACT ARRANGEMENTS

The principal customers for Offshore Marine Services are major integrated oil companies and large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has further concentrated and generally limited Offshore Marine Services' customer base. Although there was no single customer responsible for 10% or more of Offshore Marine Services' operating revenues in 2003, the 10 largest customers accounted for approximately 50% of its operating revenues. The loss of any one or more of its most significant customers would have a material adverse effect on Offshore Marine Services. The percentage of operating revenues attributable to any individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, and other factors, many of which are beyond Offshore Marine Services' control.

The majority of the vessels in the fleet are chartered to customers in arrangements pursuant to which the customer leases a vessel at a daily rate of hire. Offshore Marine Services provides all necessary support for its safe and efficient operation, and vessel operating expenses, except for fuel, are borne by Offshore Marine Services. Alternatively, customers charter vessels under "bareboat" charter agreements. Pursuant to these agreements, Offshore Marine Services provides only the vessel to the customer, and the customer provides for the vessel's operating expenses and generally assumes all risk of operation. The daily rate of hire under a bareboat charter agreement is lower than that under a time charter agreement.

Charter terms may vary widely from several days to several years.

           INDUSTRY HAZARDS AND INSURANCE

Offshore marine vessel operations involve inherent risks associated with hazards, such as adverse weather conditions, collisions, fire, and mechanical failures, which may result in injury to personnel, damage to equipment, loss of operating revenues and increased costs. The Company maintains hull, liability, marine war risk, general liability, workers compensation and other insurance customary in the industry.

           GOVERNMENT REGULATION

DOMESTIC REGULATION. Offshore Marine Services operations are subject to significant federal, state and local regulations, as well as international conventions. Its domestically registered vessels are subject to the jurisdiction of the U.S. Coast Guard (the "Coast Guard"), the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the Coast Guard is authorized to inspect vessels at will.

Offshore Marine Services is also subject to the Shipping Act, 1916, as amended (the "1916 Act"), and the Merchant Marine Act of 1920, as amended (the "1920 Act," and together with the 1916 Act, the "Shipping Acts"), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Shipping Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

To facilitate compliance with the Shipping Acts, the Company's Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of the Company's capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25.0%) and authorizes the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24.0%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, the Company's Amended and Restated By-Laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and Chief Executive Officer and the President, all of whom must be U.S. citizens.

FOREIGN REGULATION. Offshore Marine Services operates vessels registered in the following foreign jurisdictions: St. Vincent and the Grenadines, Vanuatu, the Cayman Islands, France, Chile, Egypt, Bahamas, Isle of Man, Greece, Panama, Argentina, Mexico, the United Kingdom, and the Marshall Islands. The vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety of vessels. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.

ENVIRONMENTAL REGULATION. Vessels routinely transport diesel fuel to offshore rigs and platforms and carry diesel fuel for their own use, certain bulk chemical materials used in drilling activities, rig-generated wastes for delivery to waste disposal contractors onshore and liquid mud which contains oil and oil by-products. These operations are subject to a variety of federal and analogous state statutes concerning matters of environmental protection. Statutes and regulations that govern the discharge of oil and other pollutants onto navigable waters include the Oil Pollution Act of 1990, as amended ("OPA 90"), and the Clean Water Act of 1972, as amended (the "Clean Water Act"). The Clean Water Act imposes substantial potential liability for the costs of remediating releases of petroleum and other substances in reportable quantities. State laws analogous to the Clean Water Act also specifically address the accidental release of petroleum in reportable quantities.

OPA 90, which amended the Clean Water Act, increased the limits on liability for oil discharges at sea, although such limits do not apply in certain listed circumstances. In addition, some states have enacted legislation providing for unlimited liability under state law for oil spills occurring within their boundaries. Other environmental statutes and regulations governing offshore marine operations include, among other things, the Resource Conservation and Recovery Act, as amended ("RCRA"), which regulates the generation, transportation, storage and disposal of on-shore hazardous and non-hazardous wastes; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), which imposes strict and joint and several liability for the costs of remediating historical environmental contamination; and the Outer Continental Shelf Lands Act, as amended ("OCSLA"), which regulates oil and gas exploration and production activities on the Outer Continental Shelf.

OCSLA provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. Because offshore marine operations rely on offshore oil and gas exploration and production, the government's exercise of OCSLA authority to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company's financial condition and results of operations.

In addition to these federal and state laws, local laws and regulations and certain international treaties to which the U.S. is a signatory, such as MARPOL 73/78, subject Offshore Marine Services to various requirements governing waste disposal and water and air pollution.

           RISKS OF FOREIGN OPERATIONS

For the years ended December 31, 2001, 2002 and 2003 approximately 42%, 51% and 54%, respectively, of Offshore Marine Services' operating revenues were derived from its foreign operations. Its foreign offshore marine service operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, terrorist attacks, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

ENVIRONMENTAL SERVICES

           GENERAL

Until November 2003, Environmental Services primarily provided contractual oil spill response and other professional emergency preparedness services to those who store, transport, produce or handle petroleum and certain non-petroleum oils as required by OPA 90, various state and municipal regulations and international maritime conventions. These services include training, consulting and supervision for emergency preparedness, response and crisis management. The business is conducted through its wholly owned subsidiaries, National Response Corporation ("NRC"), International Response Corporation ("IRC") and The O'Brien's Group, Inc.

In November 2003, NRC acquired Foss Environmental Services Company and changed this company's name to NRC Environmental Services Inc. ("NRCES"). NRCES operates primarily on the west coast of the U.S. and, in addition to the above described emergency response services, provides industrial and marine cleaning services, petroleum storage tank removal and site remediation, transportation and disposal of hazardous waste, and environmental equipment and product sales.

           EQUIPMENT AND SERVICES

OIL SPILL RESPONSE SERVICES. Environmental Services employs trained personnel and maintains specialized equipment positioned in the U.S. and in certain international locations to respond to oil spills and other projects as required by its customers. NRC maintains a fleet of 13 vessels and 6 barges outfitted with specialized equipment on the east, gulf, and west coasts of the U.S. as well as in the Caribbean and Hawaii. It also has established a network of approximately 150 independent oil spill response contractors that may assist it by providing equipment and personnel. When a marine or land oil spill occurs, Environmental Services mobilizes the appropriate equipment, and either its own personnel or personnel under contract, to provide emergency management and response services.

RETAINER SERVICES. Environmental Services offers retainer services to the maritime community, such as operators of tank vessels, chemical carriers, non-tank vessels and tank barges, and to owners of facilities, such as refineries, pipelines, exploration and production platforms and storage tank terminals. Retainer services include access to professional management and specialized equipment necessary to respond to an oil or chemical spill emergency.

CONSULTING SERVICES. Environmental Services has developed customized training programs for industrial companies to educate personnel on the prevention of and response to oil spills, handling of hazardous materials releases, fire fighting, security incidents and other crisis-related events as well as the associated risks. Environmental Services plans and participates in customer oil and chemical spill response and other risk exercises and develops and maintains vessel and facility response and security plans. It also conducts and assists with vessel inspections, as well as security assessments of vessels and facilities. All of these services are offered throughout the U.S. and internationally, both on a stand-alone basis and as part of its base retainer services.

INDUSTRIAL AND REMEDIATION SERVICES. Through NRCES and its network of independent oil spill response contractors, Environmental Services provides hazardous waste management, industrial and marine cleaning services, salvage support, petroleum storage tank removal and site remediation services, primarily in the U.S. It also markets and sells environmental equipment and products.

           MARKET

The market for contractual oil spill response and other related training and consulting services in the U.S. resulted from the enactment of OPA 90 legislation passed by the U.S. Congress after the Exxon Valdez oil spill in Alaska. OPA 90 requires that all tank vessels operating within the Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the U.S. develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill. Certain states have enacted similar oil spill laws and regulations, most notably California, Washington and Alaska. The United Nations' MARPOL 73/78 regulation also subjects companies to various requirements governing waste disposal and water and air pollution.

The international market is characterized by two distinct operating environments
- developed and developing nations. In developed nations, the environmental regulations generally are mature and governments usually respond to oil spills with public resources and then recover their costs from the responsible parties. In developing nations where global oil exploration and production exists, there is less oil spill response infrastructure and, accordingly, Environmental Services is seeking to develop opportunities to work with international oil and gas exploration and producing companies.

           CUSTOMERS AND CONTRACT ARRANGEMENTS

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, power generating operators, industrial companies and airports. Services are provided pursuant to contracts generally ranging from one month to ten years. In addition to its retainer customers, Environmental Services provides training, exercise and response services for oil spills, chemical releases, terrorist acts and natural disasters to others, including, under certain circumstances, local, state and federal agencies such as the U. S. Coast Guard.

Environmental Services has more than 1,500 customers, and management does not believe that it is dependent on a single or few customers.

           INDUSTRY CONDITIONS AND COMPETITION

Over a decade since OPA 90's enactment, the demand for oil spill response services in the U.S. has stabilized and has become very competitive for the numerous regional companies that now provide related services. The number of potential marine and oil company clients has been reduced through mergers and other consolidations. In addition, the number and the severity of the spills that do occur have been fewer in recent years than was the case when NRC began operating, mostly attributed to stricter OPA 90 regulations. More recently, certain states, particularly on the west coast of the U.S., have begun passing their own more stringent oil spill response requirements. As a result, Environmental Services' costs of maintaining the resources needed to meet state regulatory requirements have risen and when combined with the effects of increased competition, it has been unable to recover these increased expenses from its customers.

The principal competitive factors in the environmental service business are price, customer service, reputation, experience, and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level in the U.S. has reduced demand for services provided by Environmental Services, thereby putting downward pressure on market rates. In the U.S., NRC faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other non-profit industry cooperatives and also from smaller commercial contractors who target specific market niches. Its environmental consulting business faces competition from a number of relatively small privately-held spill management companies. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few well-known private companies and regional oil industry cooperatives.

           GOVERNMENT REGULATION

NRC is "classified" by the Coast Guard as an Oil Spill Removal Organization ("OSRO") for every port in the continental U.S., Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. Vessel owners and other customers subject to OPA 90 who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process permits the Coast Guard and these customers to evaluate an OSRO's potential to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

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

When responding to third-party oil spills, Environmental Services enjoys immunity from liability under federal law and some state laws for any spills arising from its response efforts, except for deaths or personal injuries or in the event of gross negligence or willful misconduct. It also obtains contractual indemnity and liability release terms similar to the immunity provision discussed above from its customers. In addition, the Company maintains insurance coverage against such claims arising from its response operations. It considers the limits of liability adequate, although there can be no assurance that such coverage will be sufficient to cover future claims that may arise.

           RISKS OF FOREIGN OPERATIONS

Environmental Services operates in Asia, the Caribbean, Europe, the Middle East, West Africa and Latin America primarily through IRC and joint ventures in Thailand, the United Arab Emirates and Brazil. IRC and The O'Brien's Group, Inc. services include oil spill response, training, exercise support and special projects in assessing risk of spills, response preparedness, strategies and resource requirements to multinational oil companies, governments and industry. For the years ended December 31, 2001, 2002 and 2003 approximately 7%, 9% and 40%, respectively, of Environmental Services' operating revenues were derived from its foreign operations. A significant increase in operating revenues earned from foreign operations in 2003 resulted from spill response, spill management, containment, and remediation services provided in support of Operation Iraqi Freedom.

Environmental Services' foreign operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, terrorist attacks, the repatriation of income or capital and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

"OTHER" BUSINESS SEGMENT

           INLAND RIVER SERVICES

FLEET. In the third quarter of 2000, the Company acquired SCF Corporation ("SCF"), a company that had owned, operated and managed dry cargo barges since 1983. Dry cargo barges transport a range of dry-bulk commodities such as grain, coal, aggregate, ore, steel, scrap and fertilizers on the U.S. inland waterways. Each dry cargo barge in Inland River Services' fleet is capable of transporting approximately 1,500 (1,350 MT) tons of cargo. Dry cargo barges are propelled by vessels, known in the trade as "towboats." The combination of a towboat and dry cargo barges is commonly referred to as a "tow." The number of dry cargo barges included in a tow depends on a variety of factors, including but not limited to towboat horsepower, river conditions, the direction of travel and the mix of loaded and empty dry cargo barges. Inland River Services contracts with third parties to move its dry cargo barges.

Since 2000, Inland River Services has taken delivery of 359 new dry cargo barges, including 91 in 2003, and purchased three used inland river towboats. The towboats are leased to a third party that provides "contract towing" to Inland River Services. Additionally, the Company has firm commitments to purchase 330 new dry cargo barges and 24 new chemical tank barges ("tank barges") during 2004. The Company holds options to purchase 150 new dry cargo barges for delivery in 2005. At present, Inland River Services expects its tank barges will be managed in a pool with other operators.

The following table sets forth the number of dry cargo barges and towboats owned and/or operated by Inland River Services.

                                            At December 31,
                                ----------------------------------------
        Fleet Structure            2001           2002         2003
-------------------------------  ---------     ---------     ---------
Dry Cargo Barges:
   Owned.......................      101           295          369
   Managed (1).................      226           229          235
   Chartered-in................        -             -          174
   Joint Ventured(3)...........       11            11            6
                                 ---------     ---------     ---------
                                     338           535          784
                                 =========     =========     =========
Towboats.......................        -             -            3(2)
                                 =========     =========     =========

---------------------------
(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Inland River Services" for a discussion of managed barges.

(2) Three 6,250 horsepower towboats were acquired in December 2003 and are bareboat chartered-out.

(3)  50% owned.

MARKET. Dry cargo barges provide one of the nation's most cost effective methods for transporting bulk cargoes on the U.S. inland waterways and are regularly chosen as the preferred mode of transportation for many bulk commodity shippers. Inland River Services' primary dry cargo barge customers include major U.S. agricultural and industrial companies.

Inland River Services sometimes seeks to enter into long-term contracts to provide a level of stable cash flows while a significant portion of its business remains in the short-term market. Given this exposure, Inland River Services is at risk should rates decline, but will benefit if the relationship between the supply and demand of available barges tightens and improves pricing.

SEASONALITY. The upper Mississippi River usually closes to barge traffic from mid-December to mid-March; ice hinders the navigation of barge traffic on the northern Mississippi River, the Illinois River and the upper Ohio River. Adverse river conditions arising from high water as a result of excessive rainfall, or low water caused by drought, can also impact operations by limiting the speed at which tows travel the waterways, the number of barges included in tows, and the quantity of cargo that is loaded in the barges. The volume of grain transported from the Midwest to the Gulf of Mexico, primarily for export, is highest during the harvest season, which runs primarily from August through late November. The harvest season is particularly significant because pricing tends to peak during these months.

COMPETITION. The barge business has been consolidating for many years. Management believes that there are five major domestic companies that operate over 1,000 barges each. There are also three mid-sized barge companies that operate more than 500 but less than 1,000 barges. The seven largest operators hold 78% of the capacity.

The inland barging business is very competitive and there are competitors that have greater financial resources than the Company and may be better able to withstand and respond to adverse market conditions. Furthermore, there can be no assurance Inland River Services will not encounter increased competition in the future. The Company believes that the primary barriers to entry are the complexity of operations and the difficulty of assembling a sufficiently large fleet to operate effectively. The Company believes that a large fleet and experienced personnel are required for an operator to be efficient in the execution of voyages and its ability to spread risk. Competitive factors among established operators primarily include the price and availability of barges. In addition to being reliable, barge operators must have equipment of a suitable type and in condition for a specific cargo.

Inland River Services' dry cargo barge fleet is one of the youngest in the industry, with an average age of approximately three years. The Company believes this young fleet enhances customer service and improves availability due to reduced days lost to repairs.

Demand for dry cargo barges is also impacted by competition from alternative modes of transportation. If factors such as the access to discharge destinations are suitable, management believes that dry cargo barge transportation holds a cost advantage over alternative modes of inland transportation as it provides the lowest unit cost of delivery for high volume bulk products.

           AVIATION SERVICES

The Company commenced Aviation Services with the acquisition of Houston-based Tex-Air Helicopters, Inc. ("Tex-Air") in December 2002.

FLEET. Tex-Air was founded in March 1988 and provides helicopter transportation services primarily to oil and gas companies operating in the U.S. Gulf of Mexico. To a lesser extent, its helicopters are used in servicing the healthcare industry, seismic work, aerial photography and VIP transportation. Tex-Air also operates a Federal Aviation Administration ("FAA") approved maintenance repair station and an American Eurocopter Corporation factory-approved service center in Houston, Texas through which Tex-Air provides helicopter repair and refurbishment services.

The following table sets forth the type and number of Aviation Services' helicopters as of December 31, 2003:

                                                          Passenger
   Manufacturer      Model          Number     Engine     Capacity
   ------------      -----          ------     ------     --------
   Eurocopter        EC155               2      Twin          12
   Eurocopter        AS355 N             1      Twin           5
   Eurocopter        AS355 F1/F2         3      Twin         5-6
   Agusta            A119                3      Single         7
   Eurocopter        AS350 B1/B2         8      Single       5-6
   Eurocopter        AS350 BA            4      Single         5
   Eurocopter        AS350 B             2      Single         5
   Eurocopter        EC120 B             9      Single         4
   Bell              206 B Series        8      Single         4
   Sikorsky(1)       S76 C+              1      Twin           6
                                  -----------
                                        41
                                  ===========


---------------------
(1)  This aircraft is leased in corporate configuration to a third party.

Tex-Air took delivery of two new Eurocopter EC155 helicopters and two new Agusta A119 helicopters in the fourth quarter of 2003 and additionally acquired a used Agusta A119 helicopter in the third quarter of the year. Six leased helicopters were also acquired by Tex-Air during 2003, and at year end, its fleet was comprised of 23 owned, 16 leased and 1 managed helicopter. In addition, Aviation Services purchased a Sikorsky S76 C+ in the fourth quarter of 2003, subject to an operating lease that expires in 2006. At December 31, 2003, Aviation Services was committed to purchase 1 new Agusta A119. Following year end, it committed to purchase 3 additional new Agusta A119's.

MARKET. At this time, Tex-Air's helicopters are marketed principally for use in offshore operations in the U.S. Gulf of Mexico. Tex-Air charters its helicopters to customers primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require incremental payments based on usage, have fixed terms ranging from one month to five years and generally are cancelable upon 30-days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. At December 31, 2003, Tex-Air had 25 helicopters operating under master service agreements or term contracts with customers. The majority of Tex-Air's fleet operates in the U.S. Gulf of Mexico servicing offshore production facilities and its principal customers are major oil companies and production management companies. With the investment in the EC155 helicopter, Tex-Air is broadening its offerings in the U.S. Gulf of Mexico to target offshore exploration and construction activities.

SEASONALITY. A significant portion of Tex-Air's operating revenues and profits is dependent on actual flight hours. Prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact Tex-Air's operating results. Three types of weather-related and seasonal occurrences impact Tex-Air, including poor weather conditions, tropical storm season in the U.S. Gulf of Mexico and the number of hours of daylight. As a general rule, in the U.S. Gulf of Mexico the months of December through February have more days of adverse weather conditions than the other months of the year and June through November is tropical storm season. During tropical storms, Aviation Services is unable to operate in the area of the storm although flight activity may increase due to the evacuation of offshore workers. In addition, Aviation Services' facilities are located along the U.S. Gulf of Mexico coast and tropical storms may cause damage to its property. The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times.

COMPETITION. The helicopter transportation business is highly competitive in the U.S. Gulf of Mexico. There are three major and several smaller competitors operating in this market. In addition, several oil and gas operators in the U.S. Gulf of Mexico operate their own helicopter fleets. Tex-Air is the fourth largest independent helicopter company operating in the U.S. Gulf of Mexico. In most instances, an operator must have an acceptable safety record, demonstrated reliability, type and availability of equipment and quality of service to participate in competitive bids. Having met these criteria, customers usually make their final choice based on price.

GOVERNMENT REGULATION. Tex-Air is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes as it carries persons and properties in its helicopters pursuant to a FAR Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations and, in this respect, has jurisdiction over Tex-Air personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards and, because of the use of radio facilities in its operations, Tex-Air is also subject to the Communications Act of 1934.

Tex-Air is subject to federal, state and local laws and regulations relating to the protection of the environment. The nature of the business of operating and maintaining helicopters requires that Tex-Air use, store and dispose of materials that are subject to these laws and regulations. The environmental protection requirements have become more stringent in recent years; however, management believes these laws and regulations will not have a material adverse effect on Aviation Services.

HAZARDS. In general, helicopter operations are potentially hazardous and may result in incidents or accidents, the risks of which are inherent in the helicopter transportation industry. These hazards may result in injury to personnel or loss of equipment and operating revenues. Tex-Air conducts training and safety programs to minimize these hazards. Tex-Air maintains insurance coverage for liability to other parties, as well as for damage to its aircraft. There can be no assurance that Tex-Air's liability coverage will be adequate to cover all claims that may arise. There is also no assurance that Tex-Air will be able to maintain its existing coverage or that operating revenues will not be adversely affected by these hazards in the future.

           OTHER ACTIVITIES

GLOBE WIRELESS. In 1998, the Company acquired an interest in the predecessor of Globe Wireless, L.L.C. ("Globe Wireless") and owns beneficially approximately 38% of the voting equity of Globe Wireless. Globe Wireless operates a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. The Company records Globe's results using the equity method of accounting.

OTHER JOINT VENTURES. Also in 1998, the Company entered into a joint venture with an established private ship-owning and ship-management company in which it owns a 50% interest. The joint venture currently owns and operates a 52,000 dead weight ton handy-max bulk carrier built in 2001. In 2003, the Company made a $6.0 million minority equity investment in a California-based company that designs and manufactures water treatment systems for sale or lease. The Company records the results of these joint ventures using the equity method of accounting.

CHILES. Chiles Offshore Inc. ("Chiles") was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. The Company consolidated the reporting of financial information of Chiles from its inception until its initial public offering of common stock in September 2000 (the "Chiles IPO") and thereafter using the equity method. Consequently, the Company's consolidated results for 1997 through the Chiles IPO in 2000 included in revenues, expenses and operating income, amounts reflecting its pro-rata share of ownership of Chiles during that period; thereafter, until Chiles merged with ENSCO International Incorporated ("ENSCO"), its net results were reflected in equity income.

In the merger of Chiles with ENSCO on August 7, 2002 (the "Chiles Merger"), the Company received $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock it owned at the time of the merger. The Company received $25.4 million in cash and 3,176,646 shares of ENSCO's common stock, valued at $73.4 million on the date of merger, and recognized an after-tax gain of $12.9 million, or $0.61 per diluted share. Following the Chiles Merger, the Company began accounting for the ENSCO shares it owns as available-for-sale securities and now records changes in their market value each period as adjustments to other comprehensive income.

ENVIRONMENTAL COMPLIANCE

The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company makes expenditures it believes to be necessary and seeks to comply, in all material respects, with these laws to avoid liability for environmental damage. Compliance with existing environmental laws has not had a material adverse effect on the Company's results of operations. However, future changes in environmental regulations with respect to the oil and gas industry could adversely affect the Company.

EMPLOYEES

As of December 31, 2003, the Company directly or indirectly employed approximately 2,900 individuals. All indirect employees support offshore marine vessel operations. In Nigeria, a joint venture company assists with vessel management and, at December 31, 2003, employed approximately 300 individuals. Also at December 31, 2003, the Company's North Sea operations were provided approximately 850 seamen through various manning agencies.

Unions represent seamen employed in the United Kingdom and West Africa, employees of an Offshore Marine Services' joint venture in Nigeria and certain individuals employed in Environmental Services. Furthermore, in recent years, maritime labor unions have attempted to organize seamen employed by Offshore Marine Services in its U.S. Gulf of Mexico operations. Although union-organizing activities for U.S. seamen employed by Offshore Marine Services have recently declined, the unionization of its domestic seaman is likely to continue to be an ongoing goal of the unions.

ITEM 2. PROPERTIES

Vessels, helicopters and barges are the principal physical properties owned by the Company and are more fully described in "Offshore Marine Services" and "Other Business Segment - Inland River Services" and "Other Business Segment - Aviation Services."

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal and other proceedings, which are ordinary routine litigation incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company at December 31, 2003 were as follows:

        Name               Age                        Position
----------------------  ---------   --------------------------------------------
Charles Fabrikant          59       Chairman of the Board of Directors,
                                    President and Chief Executive Officer of
                                    SEACOR and has served as a director of
                                    certain of SEACOR's subsidiaries since
                                    December 1989. President of SEACOR since
                                    1989. For more than five years preceding its acquisition by SEACOR in December 2000, Mr.
                                    Fabrikant served as Chairman of the Board and Chief Executive Officer of SCF. For more than the past five years, Mr. Fabrikant has been the President of Fabrikant
                                    International Corporation ("FIC"), a
                                    privately owned corporation engaged in
                                    marine operations and investments that may be deemed an affiliate of the Company. Mr.
                                    Fabrikant is a director of Globe Wireless, and prior to the Chiles Merger, Mr.
                                    Fabrikant served as Chairman of the Board of Chiles. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New
                                    York and in the District of Columbia.

Randall Blank              53       Executive Vice President and Chief Financial
                                    Officer of SEACOR since December 1989 and has been the Secretary of SEACOR since
                                    October 1992. From December 1989 to October
                                    1992, Mr. Blank was Treasurer of SEACOR. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since
                                    January 1990 and, since October 1997, has been the Chief Executive Officer of Environmental Services. Mr. Blank is a director of Globe Wireless, and prior to the Chiles Merger, Mr. Blank served as a director of Chiles.

Dick Fagerstal             43       Senior Vice President, Corporate Development
                                    and Treasurer of SEACOR since February 2003 and has served as Treasurer since May 2000.
                                    From August 1997 to February 2003, Mr.
                                    Fagerstal served as Vice President of
                                    Finance. Mr. Fagerstal has also served as a director of certain of SEACOR's subsidiaries since August 1997. Prior to the Chiles
                                    Merger, Mr. Fagerstal served as a director, Senior Vice President and Chief Financial
                                    Officer of Chiles.

Milton Rose                59       Vice President of SEACOR and President and
                                    Chief Operating Officer of its Americas
                                    Division since January 1993. Mr. Rose also serves as a director of various SEACOR joint ventures.

Alice Gran                 54       Vice President and General Counsel of SEACOR
                                    since July 1998 and is a director and
                                    officer of certain SEACOR subsidiaries. Ms.
                                    Gran is responsible for managing legal,
                                    insurance and certain risk management
                                    functions. Ms. Gran is a licensed attorney admitted to practice in the District of Columbia.

Andrew Strachan            56       Vice President of SEACOR since April 1997
                                    and a director and officer of certain SEACOR subsidiaries since December 1996.

Lenny Dantin               51       Vice President and Chief Accounting Officer
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


                                                                      HIGH          LOW
                                                                   ------------  -----------
     Fiscal Year Ending December 31, 2002:
       First Quarter..........................................        50.19        40.10
       Second Quarter.........................................        51.70        44.30
       Third Quarter..........................................        47.98        37.05
       Fourth Quarter.........................................        44.50        37.75

     Fiscal Year Ending December 31, 2003:
       First Quarter..........................................        44.84        34.27
       Second Quarter.........................................        39.58        33.80
       Third Quarter..........................................        40.45        34.90
       Fourth Quarter.........................................        42.08        35.60

     Fiscal Year Ending December 31, 2004:
       First Quarter (through March 8, 2004)..................        44.47        39.93


As of March 8, 2004, there were 126 holders of record of Common Stock.

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

The payment of future cash dividends, if any, would be made only from assets legally available and would also depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under then existing indebtedness and other factors deemed relevant by the Company's Board of Directors in its sole discretion.

EQUITY COMPENSATION PLANS INFORMATION

                                                            Number of    Weighted-average  Number of securities
                                                        Securities to be     exercise      remaining available
                                                           issued upon       price of      for future issuance
                                                           exercise of      outstanding       under equity
                                                           outstanding       options,       compensation plans
                                                            options,         warrants     (excluding securities
                                                          warrants and         and          reflected in column
Plan Category                                                rights           rights              (a))
                                                               (a)              (b)                (c)
------------------------------------------------------------------------  --------------- -------------------
Equity compensation plans approved by security holders         706,619   $     31.25             1,097,542
Equity compensation plans not approved by security
  holders                                                         None             -                     -
                                                        ----------------  --------------- --------------------
Total                                                          706,619   $     31.25             1,097,542
                                                        ================  =============== ====================

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

                                                                           Year Ended December 31,
                                                   -------------------------------------------------------------------------
                                                       1999           2000           2001           2002           2003
                                                   -------------  -------------  -------------  -------------  -------------
OPERATING REVENUES:
   Offshore Marine..............................       258,705        276,931        399,123        367,969        316,116
   Environmental................................        22,820         24,996         26,847         22,087         44,045
   Drilling(1)..................................         7,651         37,380              -              -              -
   Other (2)....................................           938          1,092          9,598         13,369         48,599
   Elimination..................................          (689)          (458)          (778)          (267)        (2,551)
                                                   -------------  -------------  -------------  -------------  -------------
                                                   $   289,425    $   339,941    $   434,790    $   403,158    $   406,209
                                                   =============  =============  =============  =============  =============
OPERATING INCOME................................   $    46,613    $    47,752    $    91,935    $    43,757    $     5,729
                                                   =============  =============  =============  =============  =============
OTHER INCOME (EXPENSES):
   Net interest expense.........................        (1,835)       (10,027)        (8,452)        (8,231)       (11,782)
   Income from equipment sales or retirements,
     net........................................         1,677          7,628          9,030          8,635         17,522
   Other income (expense)(3)....................        (4,771)        16,305          9,825         21,981          9,980
                                                   -------------  -------------  -------------  -------------  -------------
                                                        (4,929)        13,906         10,403         22,385         15,720
                                                   =============  =============  =============  =============  =============

NET INCOME......................................   $    30,936    $    34,120    $    70,701    $    46,587    $    11,954
                                                   =============  =============  =============  =============  =============
INCOME PER SHARE: (4)
      Basic.....................................   $      1.73    $      2.02    $      3.63    $      2.33    $      0.63
      Diluted...................................          1.69           1.92           3.43           2.28           0.63
STATEMENT OF CASH FLOWS DATA:
   Cash provided by operating activities........   $    47,872    $    65,251    $   111,420    $    66,795    $    44,996
   Cash provided by (used in) investing
     activities.................................        39,779        (31,012)       (76,638)         6,167         (1,741)
   Cash provided by (used in) financing
     activities.................................       (82,686)        14,222        (77,455)        87,205       (127,525)

 BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents, marketable
     securities and construction reserve funds..   $   273,499    $   347,159    $   258,055    $   525,931    $   438,131
   Total assets.................................     1,196,991      1,132,730      1,298,138      1,487,107      1,402,611
   Long-term debt...............................       465,661        377,955        256,675        402,118        332,179
   Stockholders' equity.........................       508,130        552,552        743,698        804,951        770,446
CAPITAL EXPENDITURES............................   $   140,470    $    73,750    $   107,445    $   139,706    $   161,842
OPERATING DATA:
   Offshore Marine Services:
      Fleet Count, at period end(5).............           294            305            325            301            235
      Percent Utilized(6).......................         73.1%          75.7%          81.1%          78.5%          76.6%
      Rates Per Day Worked by Vessel Type-(7)(8)
         Anchor Handling Towing Supply..........   $    11,869    $    11,410    $    13,548    $    13,067    $    12,406
         Crew...................................         2,493          2,645          3,313          3,216          3,225
         Mini-Supply............................         2,094          2,041          3,071          2,854          3,029
         Standby Safety.........................         6,045          5,328          5,448          5,935          6,697
         Supply and Towing Supply...............         5,526          5,251          7,771          7,985          7,554
         Utility................................         1,669          1,609          1,895          1,755          1,773
   Helicopter Count, at period end(9)...........           N/A            N/A            N/A             36             40
   Barge Count, at period end(10)...............           N/A            262            338            535            784


(1) As a consequence of its majority ownership, the Company consolidated the reporting of financial information of Chiles until its ownership interest was reduced in September 2000, at which time the Company began using the equity method of accounting for its ownership interest until the Chiles Merger in August of 2002.

(2) Primarily comprised of Inland River Services, which commenced operations in the third quarter of 2000, and Aviation Services following the acquisition of Tex-Air in December 2002.

(3) Other income (expense) principally includes gains and losses from the sale of marketable securities, derivative transactions, the sale of investments in 50% or less owned companies, foreign currency transactions and debt extinguishment. Other income in 2000 additionally included a gain upon the sale of shares of Chiles and in 2002 also included gains resulting from the Chiles Merger.

(4) Computations of basic and diluted income per common share give effect for SEACOR's June 15, 2000 three-for-two stock split.

(5) Offshore Marine Services' fleet includes vessels owned, chartered-in, managed, pooled and joint ventured.

(6) Utilization with respect to any period is the ratio of the aggregate number of days worked for all offshore vessels that are owned and bareboat chartered-in to total calendar days available during such period.

(7) Rate per day worked with respect to any period is the ratio of total time charter revenues earned by offshore vessels that are owned and chartered-in to the aggregate number of days worked by offshore vessels during such period.

(8) Revenues for certain vessels included in the calculation of rates per day worked are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

(9) The Company commenced reporting the consolidation of financial information of helicopter operator, Tex-Air, in December 2002.

(10) Inland River Services commenced operations in the third quarter of 2000 and the fleet includes barges owned, managed, chartered-in and joint ventured.

                           FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for each of the three years in the period ended December 31, 2003, and our financial condition at December 31, 2003. Except for the historical information contained herein, the following discussion contains forward-looking statements, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption "Forward-Looking Statements" immediately preceding Part I of this report and under the caption "Cautionary Statements," in below in this Item 7. In addition, the following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SEACOR is in the business of owning, operating, investing in, marketing and remarketing equipment, primarily in the offshore oil and gas and inland transportation industries. It also provides oil spill response and environmental remediation services.

The Company's principal subsidiaries are divided among the following three business segments: "Offshore Marine Services;" "Environmental Services;" and "Other," which includes its "Inland River Services" and "Aviation Services" businesses. The primary assets used in these businesses include marine vessels or "workboats", environmental spill response equipment, inland river barges and towboats and helicopters.

The Company's largest business segment, Offshore Marine Services, operates 235 vessels servicing offshore oil and gas exploration and production around the world. These vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. Offshore Marine Services works for both major integrated oil companies and small independents in the following five principal geographic locations: including the U.S. Gulf of Mexico; Latin America and Mexico; the North Sea; West Africa; and Asia.

Environmental Services provides contractual spill response and site remediation services. It acquired a complementary business in 2003 that expanded its range of services to include hazardous waste management, industrial and marine cleaning and site remediation services on the West Coast.

Results of Environmental Services can vary greatly in terms of profitability and operating margins from year to year. In 2003, Environmental Services provided emergency oil spill response services in support of Operation Iraqi Freedom. These services, which have been completed, generated significant increases in foreign operating revenues and profits. As this specific response required an unusually high degree of logistical support and involved a high level of risk, the margin of profit, relative to operating revenues, was greater than would be the case with a typical remediation project undertaken on land in the U.S. Although remediation projects are a regular activity, responses to emergencies on a large scale are episodic. Environmental Services, while not capital intensive, is "people intensive" and, depending on the specific service rendered, its margins can be highly variable.

The majority of the Company's assets are employed servicing cyclical industries. The earnings power of those assets is subject to the varying nature of demand within industries they support. The supply of competing assets is often countercyclical to underlying demand, such that over-capacity can occur even when demand is at reasonable levels.

Offshore Marine Services, Inland River Services and Aviation Services are highly capital intensive businesses. To successfully manage these businesses over time, the Company believes it is often necessary to re-allocate capital among different classes of assets and across a variety of industries. The Company also believes that maintaining sufficient liquidity is important to weather business cycles and provide the resources necessary to take advantage of opportunities as they develop.

In December 2002, the Company diversified its energy related asset mix through the acquisition of Tex-Air. Although Tex-Air operates a fleet of helicopters primarily dedicated to the offshore oil and gas sector, the considerations governing the supply of such equipment are not necessarily the same as with marine vessels. In addition, Tex-Air's assets can be used in seismic work, aerial photography, VIP transportation and to service the healthcare industry. The results of Aviation Services are included in the Company's "Other" business segment along with Inland River Services.

For the past several years, the Company has been pursuing a strategy of reducing its overall exposure to the offshore marine services industry and adjusting the mix of equipment it operates. In 2000, the Company embarked on a program of purchasing new dry cargo barges and acquired SCF Corporation, a company that owned, operated and managed dry cargo barges on the U.S. inland waterways. In the years since that acquisition, the Company has continued to invest in new barges and plans to commit substantial capital to Inland River Services in 2004. The demand for inland river barges, while subject to economic cycles, is not subject to the same underlying forces that determine activity in Offshore Marine Services. The dynamic of the supply side of this business is also different. The Company believes that Inland River Services provides an attractive alternative for investment of capital relative to Offshore Marine Services.

As a result of its committed new construction plan, the Company believes that Inland River Services will become a separately reported segment in 2004. The number of dry cargo barges in Inland River Services' fleet has grown from 262 units at the end of 2000 to 784 at the end of 2003. As a great deal of this equipment was added in the third and fourth quarters of 2003, its impact on revenues and results for the year was not commensurate with the magnitude of investment. Inland River Services' fleet is expected to exceed 1,100 units by the end of 2004.

CONSOLIDATED RESULTS OF OPERATIONS

           OVERVIEW

The table below provides an analysis of the Company's consolidated statements of income for each year indicated. See "Item 8. Consolidated Financial Statements -
Note 14. Major Customers and Segment Data" included in Part IV for additional financial information about the Company's business segments and geographical areas of operation.

                                                                   2001                    2002                     2003
                                                          -----------------------  ----------------------  -----------------------
(in thousands)                                              Amount         %         Amount        %          Amount        %
--------------------------------------------------------- ------------ ----------  ------------ ---------  ------------- ---------
Operating revenues......................................  $  434,790      100      $  403,158      100     $  406,209       100
                                                          ------------ ----------  ------------ ---------  ------------- ---------

Operating expenses......................................     234,551       54         249,892       62        287,290        71
Administrative and general..............................      49,980       12          53,265       13         57,684        14
Depreciation and amortization...........................      58,324       13          56,244       14         55,506        14
                                                          ------------ ----------  ------------ ---------  ------------- ---------
                                                             342,855       79         359,401       89        400,480        99
                                                          ------------ ----------  ------------ ---------  ------------- ---------
Operating income........................................      91,935       21          43,757       11          5,729         1
Other income, net(1) ...................................      10,403        2          22,385        6         15,720         4
                                                          ------------ ----------  ------------ ---------  ------------- ---------
Income before taxes, minority interest and equity
  earnings..............................................     102,338       23          66,142       17         21,449         5
Income taxes(2).........................................      35,571        8          23,034        6         10,396         3
                                                          ------------ ----------  ------------ ---------  -----------------------
Income before minority interest and equity earnings.....      66,767       15          43,108       11         11,053         3
Minority interest.......................................        (372)       -            (226)       -           (517)        -
Equity earnings.........................................       4,306        1           3,705        1          1,418         -
                                                          ------------ ----------  ------------ ---------  ------------- ---------
Net income..............................................  $   70,701       16      $   46,587       12     $   11,954         3
                                                          ============ ==========  ============ =========  ============= =========

--------------------------
(1) Includes net interest expense, income from equipment sales or retirements, net, gain upon sale of shares of Chiles, derivative income (loss), net, foreign currency transaction gains (losses), net, gains (losses) from the sale of marketable securities, net and other income and expenses.

(2) The effective income tax rate of the Company was 34.8% in 2001 and 2002 and 48.5% in 2003.


In 2002, consolidated operating revenues declined 7% to $403.2 million due primarily to reduced Offshore Marine Services and Environmental Services operating revenues. Consolidated net income declined 34% to $46.6 million and diluted earnings per share declined 34% to $2.28. Between years, consolidated net income was primarily impacted by the after-tax effect of a (i) $31.3 million decline in consolidated operating income, resulting from reduced profits earned by Offshore Marine Services, (ii) $12.8 million non-recurring gain recognized in 2002 in connection with the Chiles Merger, (iii) $7.6 million reduction in income from derivative transactions and the sale of marketable securities and
(iv) $3.3 million increase in foreign currency exchange gains.

In 2003, consolidated operating revenues increased by 1% to $406.2 million. An increase in operating revenues earned by Environmental Services and Inland River Services and resulting from the commencement of Aviation Services was substantially offset by a decline in operating revenues of Offshore Marine Services. Consolidated net income declined 74% to $12.0 million and diluted earnings per share declined 72% to $0.63. Between comparable years, consolidated net income was primarily impacted by the after-tax effect of a (i) $24.7 million decline in consolidated operating income, in which significantly lower Offshore Marine Services' profits and Aviation Services' losses exceeded the improved results of Environmental Services and Inland River Services, (ii) $12.8 million non-recurring gain recognized in 2002 in connection with the Chiles Merger,
(iii) $7.0 million increase in income from derivative transactions and the sale of marketable securities, (iv) $5.8 million increase in income from the sale of Offshore Marine Services' vessels, (v) $2.3 million increase in net interest expense and (vi) $2.3 million decline in equity earnings. Net income additionally declined $2.9 million in 2003 due to an increase in the Company's effective income tax rate.

           OPERATING REVENUES BY BUSINESS SEGMENT AND GEOGRAPHIC REGION

Operating revenues of the Company's business segments and the geographical regions in which they were earned are presented in the following table for each year indicated.

                                     2001                2002               2003
                               ------------------  -----------------  -----------------
(in thousands)                   Amount      %       Amount      %      Amount      %
-----------------------------  ----------- -----   ----------  -----  ---------- ------
Business Segment:

   Offshore Marine Services    $ 399,123     92    $ 367,969     91   $ 316,116    78
   Environmental Services..       26,847      6       22,087      6      44,045    11
   "Other".................        9,598      2       13,369      3      48,599    12
   Elimination.............         (778)     -         (267)     -      (2,551)   (1)
                               ----------- -----   ----------  -----  ---------- ------
                               $ 434,790    100    $ 403,158    100   $ 406,209   100
                               =========== =====   ==========  =====  ========== ======
Geographic Region:

   United States...........    $ 267,195     61    $ 212,291     53   $ 217,677    54
                               ----------- -----   ----------  -----  ---------- ------

   North Sea...............       81,184     19       89,138     22      73,693    18
   West Africa.............       51,976     12       57,754     14      54,501    13
   Asia....................       22,439      5       24,227      6      19,340     5
   Latin America & Mexico..       10,012      2       17,390      4      21,121     5
   Other(1) ...............        1,984      1        2,358      1      19,877     5
                               ----------- -----   ----------  -----  ---------- ------
                                 167,595     39      190,867     47     188,532    46
                               ----------- -----   ----------  -----  ---------- ------
                                 434,790    100      403,158    100     406,209   100
                               =========== =====   ==========  =====  ========== ======

 ----------------------
(1) Operating revenues earned in Other geographic regions in 2003 resulted primarily from environmental spill services provided in Iraq.

In 2002, reduced demand for Offshore Marine Services' vessels in the U.S. and declining retainer activities in Environmental Services in the U.S. lowered consolidated operating revenues by 8%, or $35.9 million. These declines were partly offset by a 1%, or $3.8 million, increase in consolidated operating revenues earned by the Company's "Other" business segment as a result of U.S. fleet expansion in Inland River Services. Operating revenues earned in foreign regions improved during 2002 due to North Sea and West African fleet expansion in Offshore Marine Services and as a result of the relocation of vessels from the U.S. to Latin America and Mexico. Results for 2002 include the effect on consolidated operating revenues of relocating certain vessels from the U.S. to West Africa and Other foreign regions. A more detailed discussion of consolidated operating revenue for each of the Company's business segments can be found below.

In 2003, consolidated operating revenues increased 14%, or $57.2 million, due to improved results in the Environmental Services and "Other" business segments. Spill response activities improved in both the U.S. and Other foreign markets, principally Iraq. The Company again added dry cargo barges to Inland River Services' fleet and Aviation Services commenced operations in 2003. These improvements in consolidated operating revenues were substantially offset by a 13%, or $51.9 million, decline in the results of Offshore Marine Services. Demand for U.S. vessels remained depressed and weakened for many of Offshore Marine Services' vessels operating in the North Sea and West Africa. Between years, the Company also reduced the size of its Offshore Marine Services' domestic and foreign vessel fleets and repositioned vessels between geographic regions of operation.

In 2001, 2002 and 2003, Offshore Marine Services earned 58%, 49% and 46%, and Environmental Services earned 93%, 91% and 60%, of their respective operating revenues in the U.S. Environmental Services' operating revenues increased significantly in foreign markets during 2003 due to increased spill response activities in Iraq. The Company's "Other" business segment activities, including both Inland River Services and Aviation Services, are presently concentrated in the U.S. Geographic regions of the world in which the Company earns operating revenues may vary widely between years as a result of the mobility of Offshore Marine Services' vessels and the unpredictability of the number, severity and location of oil spills to which Environmental Services may respond.

           OPERATING EXPENSES BY BUSINESS SEGMENT

The operating expenses of the Company's business segments are presented in the following table for each year indicated.

                                                 2001                      2002                       2003
                                        -----------------------    ----------------------    ------------------------
                                                       % of                      % of                        % of
(in thousands)                            Amount     Revenues       Amount     Revenues        Amount      Revenues
-------------------------------------   ----------- -----------    ----------  ----------    ------------ -----------
   Offshore Marine Services.........    $  216,853       54        $ 233,486      63         $  228,231        72
   Environmental Services...........        12,924       48           10,387      47             24,405        55
   "Other"..........................         5,297       55            6,074      45             36,962        76
   Elimination......................          (523)       -              (55)      -             (2,308)        -
                                        -----------                ----------                ------------
   Consolidated operating expenses..    $  234,551       54        $ 249,892      62         $  287,290        71
                                        ===========                ==========                ============

Consolidated operating expenses increased by 7% to $249.9 million in 2002 and 15% to $287.3 million in 2003. Operating expenses of Offshore Marine Services increased in 2002 as a result of net fleet additions and escalating costs associated with vessel operations. "Other" business segment expenses also increased in 2002 due to the commencement of operation of new dry cargo barges. These increases were partly offset by lower 2002 Environmental Services' operating expenses that resulted from reduced retainer business activity. In 2003, operating expense savings that resulted from net vessel dispositions in Offshore Marine Services were partly offset by escalating costs associated with vessel operations. Operating expenses of Environmental Services increased due to increased spill response activities and the acquisition in the fourth quarter of an environmental services company serving the west coast of the U.S. Inland River Services fleet expansion again increased "Other" business segment operating expenses along with the commencement of Aviation Services. A more detailed discussion of operating expenses for each of the Company's business segments can be found below.

Consolidated operating expenses as a percent of consolidated operating revenues increased to 62% in 2002 and 71% in 2003. The increase in both years was due primarily to declining Offshore Marine Services' operating revenues that resulted from lower fleet utilization and rates per day worked and escalating costs associated with vessel operations. Consolidated operating expenses additionally increased as a percent of consolidated operating revenues in 2003. Environmental Services' new West Coast operations and Aviation Services earned marginal profits and Inland River Services' operating expenses escalated during the year.

           ADMINISTRATIVE AND GENERAL

Administrative and general expenses are presented by business segment in the following table for each year indicated.


(in thousands)                                   2001           2002          2003
-------------------------------------------   -----------    -----------   -----------
   Offshore Marine Services...............    $   32,523     $   33,806    $   35,082
   Environmental Services.................         7,598          7,404         8,086
   "Other"................................           987          1,101         3,174
   Corporate..............................         9,131         11,165        11,587
   Elimination............................          (259)          (211)         (245)
                                              -----------    -----------   -----------
   Consolidated administrative and general    $   49,980     $   53,265    $   57,684
                                              ===========    ===========   ===========

Administrative and general expenses increased 7% to $53.3 million in 2002 and 8% to $57.7 million in 2003. Performance-based incentive compensation increased administrative and general expenses in 2002 by $1.2 million as a consequence of the successful completion of the Chiles Merger. Administrative and general expenses additionally increased in 2002 as a result of fleet acquisitions in Offshore Marine Services, expanded information technology support infrastructure and higher corporate development and travel expenses. The increase in administrative and general expense in 2003 resulted primarily from the commencement of Aviation Services, a substantial increase in employee termination benefit expenses in Offshore Marine Services associated with reductions in the size of our fleet, increased insurance expenses and increased legal and professional services. Declines in performance-based incentive compensation partly offset these cost increases.

           DEPRECIATION AND AMORTIZATION

The depreciation and amortization of the Company's business segments are presented in the following table for each year indicated.


(in thousands)                                      2001           2002           2003
----------------------------------------------   -----------    -----------    -----------

   Offshore Marine Services...................   $   52,926     $   51,079     $   46,425
   Environmental Services.....................        4,288          3,280          2,509
   "Other"....................................        1,106          1,886          6,247
   Corporate..................................            -              -            323
   Elimination................................            4             (1)             2
                                                 -----------    -----------    -----------
   Consolidated deprecation and amortization..   $   58,324     $   56,244     $   55,506
                                                 ===========    ===========    ===========

Depreciation and amortization expense, primarily related to offshore support vessels, inland river barges and helicopters, decreased 4% to $56.2 million in 2002 and 1% to $55.5 million in 2003. A decline in expense during 2002 that resulted from the cessation of goodwill amortization in accordance with SFAS 142 "Goodwill and Other Intangible Assets," and various Environmental Services' assets reaching the end of their depreciable lives was partly offset by increased depreciation expense that resulted from the acquisition of dry cargo barges. In 2003, a decline in depreciation expense that resulted from net vessel dispositions in Offshore Marine Services and additional Environmental Services' assets reaching the end of their depreciable lives was substantially offset by an increase in depreciation expense that resulted from the acquisition of additional dry cargo barges and the commencement of Aviation Services resulting from the Tex-Air acquisition.

           OTHER INCOME, NET

Other income, net, the components of which are presented in the following table for each year indicated, increased 115% to $22.4 million in 2002 and decreased 30% to $15.7 million in 2003.


(in thousands)                          2001        2002         2003
------------------------------------  ----------  ----------  -----------

Net interest expense.............     $  (8,452)  $  (8,231)$   (11,782)
Income from equipment sales
   or retirements, net...........         9,030       8,635      17,522
Gain upon sale of shares of
   Chiles........................             -      19,719           -
Derivative income (loss), net....         4,127      (5,043)      2,389
Foreign currency transaction
   gains, net....................         1,247       6,281       3,739
Other, net.......................         4,451       1,024       3,852
                                      ----------  ----------  -----------
                                      $  10,403   $  22,385   $  15,720
                                      ==========  ==========  ===========

NET INTEREST EXPENSE. Net interest expense decreased 3% to $8.2 million in 2002 but increased by 43% to $11.8 million in 2003. Interest expense decreased in 2002 with the Company's repayment of loans that financed vessel acquisitions, redemption of $146.3 million of the Company's 5-3/8% Convertible Subordinated Notes Due 2006 (the "5-3/8% Notes") and entry into interest swap agreements with respect to the Company's 7.2% Senior Notes Due September 15, 2009 (the "7.2% Notes"). Offsetting interest expense declines in 2002 was a $4.7 million decrease in interest income resulting from lower invested cash balances and interest rates.

Interest expense increased in 2003 due to the issuance of the Company's 5-7/8% Senior Notes Due October 2012 (the "5-7/8% Notes") in September 2002. In addition, even though the Company has not had any specific borrowing associated with vessel construction activity, pursuant to generally accepted accounting principles, the Company capitalizes interest cost attributable to progress payments made to shipyards. Those payments increased in 2003 and capitalized interest totaled $2.3 million during the year. Another significant factor contributing to the increase in net interest expense was the decline in rates on short-term deposits.

Net interest expense is expected to again rise in 2004 due to the Company's termination in the fourth quarter of 2003 of interest swap agreements with respect to its 7.2% Notes. See "Item 7A Quantitative and Qualitative Disclosures about Market Risk" for additional discussion of interest rate swap agreements. The sale by the Company in the fourth quarter of 2003 of all its long-term fixed income marketable securities is expected to lower interest income in the coming year. Additionally, shipyard progress payments are projected to decline in 2004 and lower capitalized interest in the coming year.

INCOME FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements decreased 4% to $8.6 million in 2002 but increased 103% to $17.5 million in 2003. Equipment sale activities in 2002 resulted principally from the disposition of 31 vessels, including 13 pursuant to sale-leaseback transactions that resulted in income deferral, totaling $13.8 million. In 2003, 25 additional offshore support vessels were sold during the year, including 5 pursuant to sale-leaseback transactions that resulted in income deferral, totaling $5.2 million. Income deferred as a result of sale-leaseback transactions is being amortized against vessel rental expense over the applicable lease terms.

During December 2003, management determined to divest Offshore Marine Services' utility fleet. During 2003, the Company sold 28 utility boats. At December 31, 2003, the Company still owned 26 utility vessels all of which were retired from service and are being marketed for sale.

GAIN UPON SALE OF SHARES OF CHILES. A non-recurring gain of $19.7 million in 2002 resulted from the Chiles Merger.

DERIVATIVE INCOME (LOSS), NET. Results from derivative transactions declined $9.2 million in 2002 but improved $7.4 million in 2003. Net losses of $6.6 million were recognized upon settlement of U.S. Treasury note and bond options and future contracts in 2002; whereas, net gains resulted from comparable transactions in the prior year. The settlement of U.S. Treasury rate-lock agreements and a transaction that hedged the Company's share ownership position in ENSCO acquired from the Chiles Merger resulted in additional derivative losses during 2002. An increase in unrealized gains from interest rate swap agreements partly offset these declines. In 2003, net gains were recognized from the settlement of U.S. Treasury note and bond options and future contracts and a transaction that hedged the Company's share ownership position in ENSCO; whereas, net losses resulted from comparable transactions in the prior year.

FOREIGN CURRENCY TRANSACTION GAINS, NET. Net foreign currency exchange gains increased 404% to $6.3 million 2002, then decreased 40% to $3.7 million in 2003. In both years, net foreign currency exchange gains were due primarily to the effect of currency exchange rate changes on intercompany loans (denominated in Pounds Sterling) and other transactions denominated in currencies other than the functional currency of various SEACOR subsidiaries that are part of Offshore Marine Services. In both 2002 and 2003, the Pound Sterling currency strengthened against the U.S. dollar.

OTHER, NET. In 2002 and 2003, other, net principally included marketable security sale gains and debt extinguishment losses and 2003 additionally included an impairment charge with respect to an investment that was accounted for using the cost method. Security sale gains primarily resulted from the sale of equity securities. Debt extinguishment losses resulted primarily from the write off of deferred financing costs and the payment of premium upon the retirement of indebtedness.

           INCOME TAXES

The Company's effective income tax rate increased to 48.5% in 2003 from 34.8% in 2001 and 2002 due primarily to the provision of a $1.9 million valuation allowance for foreign tax credits that may expire before utilization and a $0.5 million tax consequence of non-deductible expenses.

           EQUITY EARNINGS

Equity in earnings of 50% or less owned companies declined 14% to $3.7 million in 2002 and 62% to $1.4 million in 2003. Results in 2002 declined as the Company ceased to report equity in the earnings of Chiles following the Chiles Merger and recognized an impairment charge with respect to the Company's investment in an entity that develops and sells software to the ship brokerage and shipping industry. Results of the prior year included a non-recurring gain from the sale of a Handymax Dry-Bulk ship by a bulk carrier joint venture. Equity in the improved results of Offshore Marine Services' ventures operating in Singapore, Trinidad, Egypt and Greece and lower operating losses of Globe Wireless partly offset these declines.

Results for 2003 declined due primarily to a $1.6 million charge for U.S. income taxes payable on a dividend received from Offshore Marine Services' joint venture in Mexico. Earnings were also reduced by $1.1 million as the Company ceased to report equity in the earnings of Chiles following the Chiles Merger in 2002 and as a result of lower profits earned by Offshore Marine Services' joint ventures operating in Trinidad, Singapore and the U.K. Weak demand lowered joint venture results in Trinidad. Two vessels operating in Asia were sold at a loss. Significant repairs were performed on a North Sea joint venture vessel. Declines were partly offset by improved results from Offshore Marine Services' joint venture results in Argentina, Chile and Brazil due to increased vessel utilization and fleet growth. The operating losses of Globe Wireless declined between years. Prior year results included a non-recurring impairment charge relating to the Company's investment in an entity that develops and sells software to the ship brokerage and shipping industry.

OFFSHORE MARINE SERVICES

           GENERAL

Through SEACOR's subsidiaries and its joint venture arrangements, Offshore Marine Services, the Company's principal business segment, is primarily dedicated to operating a diversified fleet of offshore support vessels that service oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America and Mexico, West Africa and Asia. Offshore Marine Services' vessels carry cargo and personnel to and from offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and oil spill response services. From time to time, vessels also service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, Offshore Marine Services offers logistics services, including shorebase, marine transport and other supply chain management services in support of offshore oil and gas exploration and production operations.

           FLEET

Since its inception, the Company has actively monitored opportunities to buy and sell vessels to maximize the overall utility and flexibility of its fleet. Offshore Marine Services has expanded its fleet through the purchase of vessels from competitors, equity investments in joint ventures that own vessels and construction of new equipment. Since 1997, Offshore Marine Services has spent approximately as much on new construction as it has on the acquisition of existing fleets or second hand vessels.

The table below sets forth the Company's fleet ownership structure at the dates indicated.

                                                                    At December 31,
                                                             -------------------------------
                     Fleet Structure                          2001      2002         2003
--------------------------------------------------------   ---------  ---------    ---------
Domestic:
   Owned................................................         146       119          59
   Bareboat Chartered-in (1)............................          23        36          34
   Managed..............................................           -         -           -
   Joint Ventures and Pool..............................           2         3           5(2)
                                                            ---------  ---------    ---------
                                                                 171       158          98
                                                            ---------  ---------    ---------
Foreign:
   Owned................................................          88        81          80
   Bareboat Chartered-in(1).............................           2         4           2
   Managed..............................................          12         6           5
   Joint Ventures.......................................          52        52          50(2)
                                                                 154       143         137
                                                            ---------  ---------    ---------
                                                                 325       301         235
                                                            =========  =========    =========

 ---------------------------
(1)  Vessels chartered-in primarily in sale-leaseback transactions.

(2) Of joint ventured vessels, 43 were owned and 5 were chartered-in by joint ventures in which the Company owned less than a majority interest and 6 participated in joint ventures in which the Company owned the majority interest. One vessel owned by a third party participates in a pool with 2 additional vessels owned by the Company.

           OPERATING REVENUE AND EXPENSE DRIVERS

OPERATING REVENUE DRIVERS. The number and type of Offshore Marine Services' vessels, rates per day worked and utilization levels are the key determinants of operating revenues and results. Unless the Company decides to lay up a vessel, operating costs are static, irrespective of utilization or rates. In some instances the cost of lay-up would necessitate paying "redundancy" expenses thereby making it more economical to keep a vessel in service, even if current utilization and rates do not cover daily operating expenses. The Company does not believe, however, in keeping equipment in service simply to avoid the cost of redundancy and does so only when it expects that conditions will improve soon enough to make it impractical to release personnel and re-hire them on a timely basis.

Operating revenues are derived primarily from chartering vessels to its customers for specified periods of time at agreed rates ("time charter"). These vessels are either owned or chartered in by Offshore Marine Services. When Offshore Marine Services charters vessels from other owners, it is usually on a "bareboat charter" basis. In such arrangements Offshore Marine Services is responsible for all vessel operating expenses plus a rental fee to the owner. On rare occasions, Offshore Marine Services also charters vessels from other operators, "fully found." In these instances the charter rate includes all operating expenses. As charter hire payable to third parties and bareboat expenses are included in operating expenses, operating margins are impacted. When vessels are sold and leased back (bareboat chartered), depreciation and finance charges become indirectly assimilated into operating expense via the lease payment.

Offshore Marine Services also provides management services to other vessel owners and recognizes related management fees in operating revenues but does not recognize charter revenues or vessel expenses of the managed vessels.

Rates per day worked and utilization of Offshore Marine Services' fleet are a function of demand and availability in marine vessel markets, which are closely aligned with the level of exploration and development of offshore areas. Numerous factors impact the demand side of this equation. Short-term and long-term trends in oil and gas prices, which in turn are related to demand for petroleum products and the current availability of oil and gas resources, have in the past been good leading indicators of activity. In recent years, however, that has not been the case. The decision to invest capital offshore is also a function of alternatives for investment, whether it be share re-purchases by oil and gas producers, merger opportunities, or availability of more promising acreage on land.

The rate per day worked for any vessel with respect to any period is the ratio of total time charter revenue of such vessel to the aggregate number of days worked by such vessel for such period. Utilization with respect to any vessel during a given period is the ratio of aggregate number of days worked by such vessel to total calendar days available for work during such period. Utilization is impacted by availability of work and also availability of the vessel for service. The factors that affect service downtime are scheduled and unscheduled repairs.

        The table below sets forth rates per day worked and utilization data for Offshore Marine Services' fleet during the periods indicated.


                          Fleet                                 2001            2002            2003
----------------------------------------------------------  -------------   --------------  --------------
Rates per Day Worked:(1)(2)
   Anchor Handling Towing Supply - Domestic.............  $     20,542   $      21,275    $     19,028
   Anchor Handling Towing Supply - Foreign..............        11,104          10,810          10,004
   Crew.................................................         3,313           3,216           3,221
   Geophysical, Freight and Other.......................         5,406               -               -
   Mini-Supply..........................................         3,071           2,854           3,029
   Standby Safety.......................................         5,448           5,935           6,697
   Supply and Towing Supply - Domestic..................         8,256           7,541           6,338
   Supply and Towing Supply - Foreign...................         7,264           8,289           8,097
   Utility..............................................         1,895           1,755           1,773
Utilization:(1)
   Anchor Handling Towing Supply - Domestic.............         82.7%           74.1%           64.2%
   Anchor Handling Towing Supply - Foreign..............         85.2%           79.4%           81.5%
   Crew.................................................         93.4%           80.3%           78.3%
   Geophysical, Freight and Other.......................         51.8%              -%              -%
   Mini-Supply..........................................         91.7%           86.9%           88.5%
   Standby Safety.......................................         87.3%           87.4%           87.8%
   Supply and Towing Supply - Domestic..................         87.8%           89.4%           68.0%
   Supply and Towing Supply - Foreign...................         89.8%           87.3%           86.2%
   Utility..............................................         56.1%           60.6%           55.9%
       Overall Fleet....................................         81.1%           78.5%           76.7%


---------------------------------
(1) Excludes owned vessels that are bareboat chartered-out, vessels owned by corporations that participate in pooling arrangements with Offshore Marine Services, minority-owned joint venture vessels and managed vessels and includes vessels bareboat and time chartered-in by Offshore Marine Services.

(2) Revenues for certain vessels are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

OPERATING AND OTHER EXPENSE DRIVERS. Vessel operating expenses consist primarily of "daily running costs" and depreciation. Daily running costs, including such expenses as wages paid marine personnel, maintenance and repairs and insurance, vary depending on equipment type, location, and activity. Daily running costs may also include charter-in expenses, a fixed cost, resulting from sale and leaseback transactions. Depreciation charges are also fixed and depend on the cost of acquisition and the Company's useful life assumptions. Aggregate expenses for Offshore Marine Services primarily depend on the size and asset mix of the fleet.

Drydocking costs are expensed when incurred. Under applicable maritime regulations, vessels must be drydocked and surveyed by regulatory authorities twice in any given five-year period or once in a two-year period in the case of crew boats. The Company adheres to an asset management strategy of laying up vessels during periods of weak utilization. Drydocking and survey costs tend to decline when demand becomes slack; conversely, when business improves, drydocking activities and related costs tend to increase as vessels are returned to service. Should Offshore Marine Services undertake a large number of drydockings in a particular fiscal year or put through survey a disproportionate number of older and/or larger vessels, which typically have higher drydocking costs, comparative results may be affected. For the years ended December 31, 2001, 2002, and 2003, drydocking costs totaled $10.1 million, $12.9 million and $10.2 million, respectively. During those same periods, Offshore Marine Services completed the drydocking of 99, 84 and 71 vessels, respectively.

The number of main propulsion engine overhauls performed in a period particularly affects engine repair expenses, which are also a significant component of Offshore Marine Services' vessel maintenance costs. In recent years, Offshore Marine Services has begun to replace older vessels with newer vessels that have more powerful main propulsion engines, which may result in higher repair expenses. This altered fleet mix has occurred primarily through the introduction of new aluminum-constructed Fast Support Vessels, in which main propulsion engines significantly exceed the horsepower of older crew vessels sold from the fleet. Should engine repair expenses, particularly those related to main engine overhauls, increase in a fiscal year, comparative results may be affected. For the fiscal years ended December 31, 2001, 2002 and 2003 main propulsion engine repair expenses totaled $15.2 million, $16.8 million and $14.6 million, respectively.

The Company believes that the continuing worldwide threat of terrorist activity and past economic and political uncertainties have resulted in significant increases in its cost to insure against liability to other parties and damage to its vessels and other property and further increases in insurance costs are expected in 2004. For the fiscal years ended December 31, 2001, 2002 and 2003, marine insurance expense totaled $7.7 million, $8.2 million and $10.0 million, respectively. There can be no assurance that in the future the Company will be able to maintain its existing coverage or that it will not experience further substantial increases in insurance expense.

At December 31, 2003, Offshore Marine Services had 35 vessels bareboat chartered-in pursuant to sale-leaseback transactions that have been accounted for as operating leases for financial reporting purposes. Income realized from the sale component of these transactions has been deferred to the extent of the present value of minimum lease payments and is being amortized to income as reductions in rental expense over the applicable lease terms. Charter-in expense, net of deferred income amortization, resulting from sale-leaseback transactions totaled $11.0 million in 2001, $14.5 million in 2002 and $14.2 million in 2003.

           MARKET CONDITIONS

The number of working offshore rigs peaked in March 2001 at approximately 470 worldwide and declined to approximately 420 rigs at year end 2001, where it remained through year end 2002. The average working offshore rig count for 2003 was 333 rigs. The decline in offshore rig demand was greatest in the U.S. Gulf of Mexico and North Sea. Drilling activity has traditionally been linked to the cash flow of oil and gas companies, which is directly related to oil and natural gas commodity prices. High oil and natural gas prices have historically been accompanied by more drilling activity, which increases the demand for services provided by Offshore Marine Services. The decline in rig demand since 2001 has tracked oil and natural gas commodity prices until recently. Although oil and natural gas prices increased during the second half of 2002 and remained at historically high levels in 2003, this has yet to produce an increase in drilling activity.

           VESSELS RETIRED AND OUT OF SERVICE

With continued weak demand and operating losses in its U.S. Gulf of Mexico utility fleet, the Company decided in the fourth quarter of 2003 to divest of this vessel type. Following this decision, the Company profitably disposed of 17 utility vessels and increased the size of its retired from service fleet from 12 to 26 utility vessels. These vessels are being actively marketed for sale and have been removed from utilization statistics and fleet counts following their retirement from service. The Company's remaining fleet of 26 utility vessels range in length from 110 to 120 feet, approximate 22 to 29 years of age and have an aggregate net book value of approximately $1.8 million. Management expects to recover the remaining book value of the Company's utility vessels upon their disposition. Nine crew, 3 supply, 2 mini-supply and 1 each of the anchor handling towing supply and geophysical classes were additionally out of service at year end due to weak customer demand for such equipment in the U.S. Gulf of Mexico.

           RESULTS OF OPERATIONS

        The results of operations for Offshore Marine Services are presented in the following table for each year indicated.


(in thousands)                              2001                 2002                2003
------------------------------------ -------------------  -------------------  ------------------
                                       Amount       %       Amount       %      Amount       %
                                     -----------  ------  -----------  ------  ----------  ------
Revenues.........................    $ 399,123      100   $ 367,969      100   $ 316,116     100
                                     -----------  ------  -----------  ------  ----------  ------

Operating expenses...............      216,853       55     233,486       63     228,231      72
Administrative and general.......       32,523        8      33,806        9      35,082      11
Depreciation and amortization....       52,926       13      51,079       14      46,425      15
                                     -----------  ------  -----------  ------  ----------  ------
                                       302,302       76     318,371       86     309,738      98
                                     -----------  ------  -----------  ------  ----------  ------

Operating income.................    $  96,821       24   $  49,598       14   $  6,378       2
                                     ===========  ======  ===========  ======  ==========  ======


OPERATING REVENUES. Operating revenues declined 8% to $368.0 million in 2002 and 14% to $316.1 million in 2003 and represented 91% and 78%, respectively of consolidated operating revenues. The elements of changes in operating revenues included the effects of changes in:

                                                        2002                    2003
                                                ---------------------   ---------------------
(in thousands)                                    Amount         %        Amount         %
---------------------------------------------   ------------   ------   ------------   ------

Utilization.................................    $  (30,849)      (8)    $  (15,405)      (4)
Rates Per Day Worked........................       (10,946)      (3)       (17,017)      (5)
Acquisitions................................        38,798       10         21,630        6
Dispositions................................       (28,141)      (7)       (42,698)     (11)
Foreign Currency............................         2,656        1          4,926        1
Other.......................................        (2,672)      (1)        (3,289)      (1)
                                                ------------   ------   ------------   ------
                                                $  (31,154)       8     $  (51,853)      14
                                                ============   ======   ============   ======

Declines in utilization and rates per day worked occurred principally in the Company's U.S. operations where vessel demand was lower resulting from a significant depression in rig utilization. Operating revenues earned in 2002 from fleet additions exceeded declines from fleet dispositions and the resulting modernization of Offshore Marine Services' fleet increased 2002 revenues. In 2003, the decline in operating revenues resulting from fleet dispositions exceeded the revenues earned from vessels added to the fleet during the year. Offshore Marine Services has for some years been pursuing a strategy to modernize its crew, supply and mini-supply fleets. During 2003, several chartered-in vessels were returned to their owners and others were divested.

Functional currency (Pounds Sterling) rates per day worked earned by North Sea standby safety vessels remained steady in 2002 and 2003; however, a strengthening in both years in the Pound Sterling currency relative to the U.S. dollar increased reported operating revenues by 1% in each year. Because Offshore Marine Services pays expenses associated with its North Sea operations in Pounds Sterling, the strengthening of that currency relative to the U.S. dollar did not have a material effect on overall operating income and net income of the Company in 2002 or 2003. For financial statement reporting purposes, revenues and expenses associated with Offshore Marine Services' North Sea operations are translated into U.S. dollars at the weighted average currency exchange rates during the relevant period.

Other operating revenues declined 1% in each of 2002 and 2003 due primarily to additional vessels entering bareboat charter-out service.

OPERATING EXPENSES. Operating expenses of Offshore Marine Services increased in 2002 due to increases in wages paid to marine professionals. Regulatory docking expenses also rose. A greater number of main engine overhauls, an increase in expenses resulting from major hull repairs to an anchor handling towing supply vessel and the replacement of certain diesel generator engines also contributed to higher vessel repair and maintenance expenses. Foreign shore-based support expenses increased due to the relocation of Offshore Marine Services' Nigerian office and increased wages for shore-based support personnel. Expenses associated with expanded Trinidadian vessel operations also increased.

Additional sale and leaseback transactions resulted in increased charter-in expense in 2003. Operating expenses also increased in 2003 as a result of redundancy payments associated with workforce reductions due to fleet dispositions, escalating cost of insurance, and raises in compensation paid international seamen.

ADMINISTRATIVE AND GENERAL. Administrative and general expenses increased in 2002 and 2003 due to employee termination benefit expenses. Fleet purchases also added administrative support expenses in 2002.

DEPRECIATION AND AMORTIZATION. The disposition of vessels pursuant to sale and leaseback transactions and the effect of certain vessels reaching the end of their depreciable lives lowered depreciation expense in 2002. Amortization expense also declined in 2002 as the Company ceased amortizing goodwill pursuant to Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Net vessel dispositions and sale and leaseback transactions resulted in lower depreciation expense in 2003.

ENVIRONMENTAL SERVICES

           GENERAL

Environmental Services provides oil spill response, retainer, consulting and industrial and remediation services to tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, pipeline operators, power generating operators, airports, and industrial companies. With the exception of a major project completed in 2003 in support of Operation Iraqi Freedom, most of the segment's operating revenues and profits are earned in the U.S.

           OPERATING REVENUE AND EXPENSE DRIVERS

OPERATING REVENUE DRIVERS. Spill response operating revenues and related operating income are dependent on the number of spill responses in a given fiscal period and the magnitude of each spill. Consequently, spill response revenues and operating income can vary materially between comparable periods and the revenues from any one period is not indicative of a trend or of anticipated results in future periods. Costs of oil spill response activities primarily include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor, equipment and materials provided by Environmental Services.

The margins on equipment intensive responses tend to be better than the margins on labor intensive responses. The cost of equipment is largely fixed in relation to the capital investment whereas the cost of labor is variable. Further, labor costs can increase significantly when overtime payments are required as is typically the case with emergency responses that occur outside of normal business hours. Margins can also vary based on the use of Environmental Services' own personnel and equipment resources versus the use of third party personnel and equipment. Environmental Services charges a retainer fee for ensuring by contract the availability (at predetermined rates) of its response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by its customers in accordance with OPA 90 and various state regulations. Environmental Services maintains relationships with numerous environmental sub-contractors to assist with response operations and equipment maintenance and provide trained personnel for deploying equipment in a spill response.

Pursuant to retainer agreements entered into with Environmental Services, certain vessel owners pay in advance an annual retainer fee based upon the number and size of vessels in each such owner's fleet and in some circumstances pay additional fees based upon vessel voyage activity in the U.S. Certain vessel owners and facilities pay a fixed fee based upon volume of petroleum product transported for Environmental Services' retainer services. Environmental Services' retainer agreements with vessel owners and facilities generally range from one to ten years. Retainer fees are generally recognized ratably throughout the year. Environmental Services charges consulting fees to customers for customized training programs, its planning of and participation in customer oil spill response drill programs and response exercises and other special projects.

Environmental Services charges fees for its industrial and remediation services on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment to carry it out. The margins on time and material services are more predictable and for the most part are larger. As with emergency response work, the margins on equipment intensive jobs are better than labor intensive jobs. Bid jobs also carry the risk of underbidding the price in an effort to win the work so they must be managed very carefully to ensure profitability. Bid work that is bid and managed properly can result in higher margins than time and material work.

OPERATING EXPENSE DRIVERS. The principal components of Environmental Services' operating expenses are salaries and related benefits for operating personnel, payments to subcontractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer, spill, consulting and other environmental business activities.

           RESULTS OF OPERATIONS

The results of operations for Environmental Services are presented in the following table for each year indicated.


(in thousands)                              2001                 2002                2003
------------------------------------ -------------------  -------------------  ------------------
                                       Amount       %       Amount       %      Amount       %
                                     -----------  ------  -----------  ------  ----------  ------

Revenues.........................    $  26,847      100   $  22,087      100   $  44,045     100
                                     -----------  ------  -----------  ------  ----------  ------

Operating expenses...............       12,924       48      10,387       47      24,405      55
Administrative and general.......        7,598       28       7,404       33       8,086      18
Depreciation and amortization....        4,288       16       3,280       15       2,509       6
                                     -----------  ------  -----------  ------  ----------  ------
                                        24,810       92      21,071       95      35,000      79
                                     -----------  ------  -----------  ------  ----------  ------

Operating income.................    $   2,037        8   $   1,016        5   $   9,045      21
                                     ===========  ======  ===========  ======  ==========  ======


OPERATING REVENUES. Operating revenues decreased 18% to $22.1 million in 2002 as compared to increasing 99% to $44.0 million in 2003 and represented 6% and 11%, respectively, of consolidated operating revenues. The decline in operating revenues in 2002 resulted primarily from the loss of certain customers' retainer business, retainer service contract renegotiations with certain other customers and a decrease in the number and severity of managed oil spills. The increase in operating revenues in 2003 resulted primarily from spill response, spill management, containment, and remediation services provided in Iraq and the acquisition in the fourth quarter of an environmental services company serving the west coast of the U.S. Spill response activities represented approximately 8% in 2002 and 41% in 2003 of all Environmental Services' operating revenues.

The Company expects its newly acquired environmental services operation located on the west coast of the U.S. will provide for the continued improvement in spill response activities and new sources of revenues not previously available to Environmental Services. Spill response revenues will nevertheless continue to be dependent on the number of spill responses and their magnitude in any given fiscal year. Consequently, spill response revenues may still vary materially between years and spill response revenues earned in any one year is not indicative of a trend or of anticipated results in future years.

OPERATING EXPENSES. Operating expenses declined in 2002 in response to reduced retainer activities. Higher operating costs in 2003 resulted from increased spill response, spill management, containment, and remediation services provided in Iraq and the acquisition in the fourth quarter of an environmental services company serving the west coast of the U.S. Spill response operating expenses totaled $1.2 million in 2002 and $9.7 million in 2003, representing 65% and 54%, respectively, of related operating revenues. As with spill response operating revenues, spill response operating expenses can vary greatly between years due to the number and severity of the spill responses. Furthermore, spill response operating margin may also vary greatly between years and is dependent upon spill response contract pricing relative to the direct costs of labor, material and other resources engaged in spill projects. In 2003, the operating revenue and margin associated with Operation Iraqi Freedom was relatively higher than most projects given the unusually high degree of logistical support and level of risk.

DEPRECIATION AND AMORTIZATION. In both 2002 and 2003, depreciation expense declined as a result of various assets reaching the end of their depreciable lives.

"OTHER" BUSINESS SEGMENT

The Company operates an inland river barge business in the U.S., and until the Chiles Merger on August 7, 2002, the Company held an equity interest in Chiles, which owned and operated ultra-premium offshore jackup drilling rigs. On December 31, 2002, the Company completed its acquisition of Tex-Air, a company that provides helicopter transportation services primarily to oil and gas companies operating in the U.S. Gulf of Mexico.

           INLAND RIVER SERVICES

Inland River Services earns operating revenues primarily from voyage contracts. Under these arrangements customers pay a price per ton to transport cargo for a specific point of origin (load port) to a specific destination (discharge port). Customers are permitted a specified number of days to load and discharge the cargo, and thereafter pay a per diem rate for extra time. From time to time, voyage contracts are entered into with the anticipation that the barge will be used for storage for a period of time prior to delivery. Such arrangements combine a per diem charge and a per ton payment for delivery. Inland River Services also charters barges to other operators for various durations. Prices under such contracts are based on a rate per day. Dry cargo barge operating expenses are typically differentiated between those directly related to voyages and all other dry cargo barge operating costs. Voyage expenses primarily include towing, switching, fleeting and cleaning costs; non-voyage related operating expenses include such costs as repairs, insurance and depreciation.

A majority of the dry cargo barges controlled by Inland River Services and certain dry cargo barges managed for third parties participate in pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to participants based upon the number of days the dry cargo barges are in the pool.

Over the past several years, the Company has committed to expand Inland River Services primarily through the building and charter-in of dry cargo barges, and further growth is expected principally through the continued purchase of new barges and possibly through the charter-in and/or acquisition of additional inland river transportation equipment. At December 31, 2004, the Company was committed to acquire 330 new dry cargo barges and 24 new tank barges. Additionally, the Company holds options to purchase 150 new dry cargo barges in 2005. The Company expects Inland River Services will become a reportable business segment in the coming year as a result of improving operating revenues, profits and increasing asset values.

           AVIATION SERVICES

Tex-Air derives the majority of its operating revenues from service contracts with major integrated and independent oil and gas producing companies. The number and type of helicopters in Tex-Air's fleet, the utilization of that fleet and the rates of hire Tex-Air is able to obtain in the market primarily influence operating revenues. Rates and utilization are a function of demand for and availability of helicopters, which are closely aligned with the level of exploration, development and production in the U.S. Gulf of Mexico. The level of exploration, development and production is affected by both short-term and long-term trends in oil and gas prices that, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources.

At December 31, 2003, Tex-Air's fleet consisted of 40 helicopters, 25 of which helicopters were committed for hire under customer contracts. Tex-Air took delivery of 2 new Eurocopter EC155 helicopters and 2 new Agusta A119 helicopters in the fourth quarter of 2003 and additionally acquired a used Agusta A119 helicopter in the third quarter of the year. Aviation Services also purchased a Sikorsky S76 C+ in the fourth quarter of 2003, subject to an operating lease that expires in 2006. At year end, Aviation Services was committed to purchase 1 new Agusta A119 helicopter, and following year end, committed to purchase 3 additional new Agusta A119's.

Operating expenses are primarily a function of fleet size and utilization levels. The majority of Tex-Air's operating expenses consist of wages and related benefits, insurance, repairs and maintenance and equipment leases.

           OTHER ACTIVITIES

Other activities primarily relate to the Company's investment in Globe Wireless and in a handy-max bulk carrier joint venture. The Company, from time to time, has made and may make investments in other related or unrelated businesses.

Since its inception in the early 1990's, Globe Wireless has focused on expanding its network of high frequency radio stations and its customer base. To support its continued growth, Globe Wireless completed a private placement of equity in 2000. Although Globe Wireless continues to experience negative cash flow, the Company presently expects it can achieve operating cash break-even without requiring additional capital funding from shareholders. There can be no assurances that Globe Wireless' future operations will be successful. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment. At December 31, 2003, the carrying value of the Company's investment in Globe Wireless was $16.6 million.

The Company consolidated the reporting of financial information of Chiles, as a consequence of its majority ownership of Chiles, from Chiles' inception in 1997 until the Chiles IPO on September 22, 2000. Because the Company's ownership interest in Chiles was reduced, the Company began accounting for it using the equity method. Following the Chiles Merger in August 2002, the Company began accounting for the shares of ENSCO it acquired in the Chiles Merger as available-for-sale securities and now records changes in their market value each period as adjustments to other comprehensive income.

           RESULTS OF OPERATIONS

The results of operations for "Other" are presented in the following table for each year indicated.


(in thousands)                              2001                 2002                2003
------------------------------------ -------------------  -------------------  ------------------
                                       Amount       %       Amount       %      Amount       %
                                     -----------  ------  -----------  ------  ----------  ------

Revenues...........................  $   9,598      100   $  13,369      100   $  48,599     100
                                     -----------  ------  -----------  ------  ----------  ------

Operating expenses.................      5,297       55       6,074       46      36,962      76
Administrative and general.........        987       10       1,101        8       3,174       6
Depreciation and amortization .....      1,106       12       1,886       14       6,247      13
                                     -----------  ------  -----------  ------  ----------  ------
                                         7,390       77       9,061       68      46,383      95
                                     -----------  ------  -----------  ------  ----------  ------

Operating income...................  $   2,208       23   $   4,308       32   $   2,216       5
                                     ===========  ======  ===========  ======  ==========  ======


OPERATING REVENUES. Operating revenues increased 39% to $13.4 million in 2002 and 264% to $48.6 million in 2003. Inland River Services' results improved 31% to $12.6 million in 2002 and 121% to $27.9 million in 2003 due primarily to the commencement of operation of new dry cargo barges in both years and the charter-in of additional barges in 2003. The commencement of Aviation Services further increased "Other" operating revenues by $20.6 million in 2003.

OPERATING EXPENSES. Operating expenses increased 15% to $6.1 million in 2002 and 509% to $37.0 million in 2003. Operating expenses were higher in 2002 due to the commencement of operation of new dry cargo barges. Operating expenses declined as a percent of operating revenues in 2002 due to increased revenues resulting primarily from improved fleet utilization. "Other" operating expenses again increased in 2003 due to continued dry cargo fleet growth and commencement of Aviation Services and were higher as a percent of operating revenues. "Start-up" and lease costs associated with chartered-in dry cargo barges, higher barge towing expenses resulting from rising fuel costs, and the expense of placing new and existing helicopters into service increased operating expenses as a percent of operating revenues during the year.

ADMINISTRATIVE AND GENERAL. Administrative and general expenses increased in both 2002 and 2003 in response to Inland River Services' barge fleet growth and 2003 additionally increased with commencement of Aviation Services.

DEPRECIATION AND AMORTIZATION. Depreciation expenses increased in both 2002 and 2003 as a result of Inland River Services' barge fleet growth and 2003 additionally increased with commencement of Aviation Services.

CRITICAL ACCOUNTING POLICIES

GENERAL. Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles; whereas, in other circumstances, the Company is required to make estimates, judgments and assumptions that we believe are reasonable based upon information available. The Company bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The Company believes that of its significant accounting policies, as discussed in its footnotes to the consolidated financial statements, the following may involve a higher degree of judgment and complexity.

REVENUE RECOGNITION. Offshore Marine Services earns and recognizes revenues primarily from the time and bareboat charter-out of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which Offshore Marine Services provides a vessel to a customer and is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, Offshore Marine Services provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel's operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years.

Customers of Environmental Services are charged retainer fees for ensuring by contract the availability (at predetermined rates) of oil spill response services and equipment. Such retainer fees are generally recognized ratably over the terms of the contract. Retainer services include employing a staff to supervise response to an oil spill and maintaining specialized equipment. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years. Spill response revenues are recognized as the services are provided based on contract terms. Consulting fees are also earned from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises and other special projects and are recognized as the services are provided based on contract terms. Environmental Services charges fees for its industrial and remediation services on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment to carry it out.

Inland River Services earns operating revenues primarily from voyage contracts. Under these arrangements customers pay a price per ton to transport cargo for a specific point of origin (load port) to a specific destination (discharge port). In such arrangements customers are permitted a specified number of days to load and discharge the cargo, and thereafter pay a per diem rate to Inland River Services for extra time. From time to time, voyage contracts are entered into with the anticipation that the barge will be used for storage for a period of time prior to delivery. Such arrangements combine a per diem charge and a per ton payment for delivery. Inland River Services also charters barges to other operators for various durations. Prices under such contracts are based on a rate per day.

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

RESERVES FOR DOUBTFUL ACCOUNTS RECEIVABLE. The Company's reserves for doubtful accounts are based on estimates of losses related to customers' receivable balances. In establishing reserves, the Company assesses customer credit quality as well as other factors and trends, including the age of receivable balances. Individual credit assessments are performed regularly. Once the Company completes its assessment of receivable balances due from customers, a determination is made as to the probability of default. A reserve is established when the Company views loss is likely. The Company's level of reserves can fluctuate depending upon all of the factors mentioned above.

PURCHASE ACCOUNTING AND GOODWILL. Purchase accounting requires extensive use of estimates and judgment to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. The cost of an enterprise acquired in a business combination includes the direct cost of the acquisition. The operating results of entities acquired are included in the Company's consolidated statements of income from the completion date of the applicable transaction.

In recording various business combinations, the Company has assigned the excess of the cost of its acquired enterprises over the sum of the amounts assigned to the identifiable assets acquired less liabilities assumed to goodwill, the balance of which totaled $28.7 million, or 2% of total assets, at December 31, 2003. In 2001 and prior years, the Company amortized goodwill to expense over the expected benefit period, ranging from 10 to 22 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Among other changes to prior practices, the new standard requires that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired based on a fair value concept. The Company ceased amortization of its remaining goodwill balance effective January 1, 2002.

The Company's goodwill has primarily resulted from the acquisition of environmental and offshore marine businesses. The Company has performed its annual impairment test of goodwill based upon carrying values as of December 31, 2003 and has determined there was no goodwill impairment. The implied fair values of the applicable reporting units were determined by employing comparable company and present value techniques to estimate the fair value of related groups' net assets. Estimates used in discounted cash flow projections were consistent with the most recent budgets and plans used by management and incorporated consideration of industry trends. There were many assumptions and estimates employed in determining the implied fair value of each reporting unit, including among other, the projection of vessels' rates per day worked, vessels' utilization, plans for vessel acquisitions and dispositions and operating expenses. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results.

FAIR VALUE OF DERIVATIVE INSTRUMENTS. Derivative instruments are recorded at fair value and except for those transactions that are effective hedges for accounting purposes in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," gains and losses are included in the determination of net income. The derivative contracts recorded in the Company's consolidated balance sheets are stated at their fair values, the determination of which the Company acquired from third parties that regularly conduct business in the derivative contracts, which we have negotiated. Future adverse changes in the market price for the underlying amounts of the Company's derivative contracts may result in losses in the Company's statement of income or other comprehensive income.

INVESTMENTS IN BUSINESS VENTURES. The Company holds less than majority investments in, and has receivables from, strategically aligned companies that totaled $59.8 million at December 31, 2003.

The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company may record investment impairment charges when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Examples of events or changes in circumstances that could indicate that the recoverability of an asset's carrying amount should be assessed might include (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the business climate that could affect the value of an asset and (iii) current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset. If events or changes in circumstances as set forth above indicate that the carrying amount of an asset may not be recoverable, the Company would then be required to estimate the discounted future cash flows expected to result from the use of that asset and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the asset, the Company would be required to recognize an impairment loss. Cash flow estimates are based upon historical data adjusted to reflect the Company's best estimate of future market performance that is based on market trends. The Company's estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset's operating performance.

SELF-INSURANCE LIABILITIES. The Company maintains business insurance programs with significant self-insured retention, primarily relating to its offshore support vessels. In addition, the Company maintains self-insured health benefit plans for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverage. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company's historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, the Company's insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

INCOME TAXES. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

At December 31, 2003, the Company had deferred tax assets totaling $14.5 million resulting primarily from net operating loss carryforwards expiring in 2023 and foreign tax credit carryforwards expiring from 2004 through 2008. Based on projections completed during the fourth quarter of 2003, the Company has determined that the foreign tax credits due to expire in 2004 and 2005 may not be utilized, resulting in a recorded valuation allowance of $1.9 million. The Company believes that it will be able to utilize the remaining net foreign tax credit carryforwards through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

Also at December 31, 2003, the Company had not provided for U.S. income taxes, totaling $9.2 million, with respect to $26.3 million of undistributed earnings of certain non-U.S. subsidiaries and business ventures as it is the Company's intention to indefinitely invest these earnings abroad. Should a remittance of undistributed earnings be expected in the foreseeable future, the Company would then be required to provide for the related U.S. income tax consequences.

VESSEL DEPRECIATION. The Company depreciates its vessels over 20 to 25 years from date of original construction, except for standby safety vessels where it has chosen a useful life of 30 years. In assigning depreciable lives to its vessels, the Company has considered the effects of both physical deterioration largely caused by wear and tear due to operating use and other factors that could impact commercial viability. Typical equipment is depreciated to a "salvage value," which ranges from 5% to 10% of acquisition cost. To date, the Company's experience confirms that these policies are reasonable, although, there may be events in the future that cause it to change these estimates. The effect of a change in an accounting estimate would be reported in the period of change and future periods if the change affects both.

LIQUIDITY AND CAPITAL RESOURCES

           GENERAL

The Company's ongoing liquidity requirements arise primarily from the funding of working capital needs, acquisition, construction or improvement of equipment, repayment of debt obligations, repurchase of common stock and purchase of other investments. The Company's principal sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under its revolving credit facility although, from time to time, it may issue debt, shares of Common Stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment. The Company's operating cash flow levels are determined by the size of the fleet, rates per day worked and overall utilization of Offshore Marine Services' vessels and the activities of Environmental Services, Inland River Services and Aviation Services.

           OPERATING ACTIVITIES

The Company's cash flows from operating activities declined 40% to $66.8 million in 2002 and 33% to $45.0 million in 2003.

A significant curtailment of drilling activity, particularly in the U.S. Gulf of Mexico following March 2001, has adversely affected demand and rates per day worked for most vessel types in Offshore Marine Services' U.S. fleet. As a result, Offshore Marine Services' profits have declined dramatically along with related cash flows provided from operations. Although oil and natural gas prices improved in 2003, there has been no increase in U.S. Gulf of Mexico drilling activity. The Company cannot predict whether, or to what extent, market conditions will improve, remain stable or deteriorate. Should present demand and rates per day worked for Offshore Marine Services' vessels remain unchanged or further decline, results of operations and cash flows will be adversely affected.

Offshore Marine Services' net fleet dispositions have also lowered cash flows provided by operating activities in 2003. The size of Offshore Marine Services' fleet has declined from 325 vessels at December 31, 2001 to 235 vessels at December 31, 2003 as a result of the Company's strategy of reducing its overall exposure to the broad cycles of the energy business.

Reduced cash flows provided by operating activities in Offshore Marine Services were partly offset by improved results in Inland River Services and Environmental Services. Profits improved in Inland River Services in both 2002 and 2003 due primarily to fleet expansion. Environmental Services' profits rose in 2003 resulting from increased spill response activities.

Over the past several years, the Company has committed to expand Inland River Services primarily through the building and charter-in of dry cargo barges, and further growth is planned through the continued purchase of new barges and possibly through the charter-in and/or acquisition of additional inland river transportation equipment. Consequently, operating profits and cash flows provided by Inland River Services are expected to improve in future years.

Spill response profits and related cash flows from operations continue to be dependent upon the number of spill responses in a given fiscal year and the magnitude of each spill. Consequently, cash flows provided by operations that result from spill response activities can vary greatly between years and the results of one year is not indicative of a trend or of anticipated cash flows from future years.

During December 2002, the Company expanded into Aviation Services through the acquisition of Tex-Air. In 2003, Aviation Services incurred a slight operating loss and negative cash flow from operations. Aviation Services is subject to the same broad cycles of the energy industry as is Offshore Marine Services. Although the Company cannot predict whether, or to what extent, market conditions will improve, remain stable or deteriorate, the Company does believe Aviation Services' operating results and cash flows will improve in the coming year.

           INVESTING ACTIVITIES

Historically, the Company has made significant capital expenditures to acquire vessels for Offshore Marine Services. Although the Company is presently pursuing a strategy to reduce its overall exposure in this industry, it will continue to make future capital expenditures that will maximize the overall utility and flexibility of Offshore Marine Services' fleet. With its recent entry into Inland River Services and Aviation Services, the Company is committed to expanding these businesses with the acquisition of barges and related inland river transportation equipment and helicopters. Capital expenditures increased 30% to $139.7 million in 2002 and 16% to $161.8 million in 2003. The Company acquired 12 vessels and 184 barges in 2002. Ten vessels, 91 barges and 12 helicopters, including 6 previously leased by the Company, were additionally acquired in 2003. Of the equipment purchased in both years, 20 vessels, all barges and 4 helicopters were new equipment.

Cash flows from the sale of equipment, principally vessels, increased 112% to $128.7 million in 2002 and 12% to $143.8 million in 2003. The Company sold 31 vessels in 2002, including 13 pursuant to sale and leaseback transactions. An additional 56 vessels were sold in 2003, including 5 pursuant to sale and leaseback transactions and 28 utility vessels, a type that has been retired from service and is being actively marketed for sale. With the Company's strategy of reducing its overall exposure in the energy business, it will continue to sell selected offshore support vessels to maximize the overall utility and flexibility of its Offshore Marine Services' fleet.

For many years, the Company has maintained construction reserve funds with the U.S. Maritime Administration that were established pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company has been permitted to deposit vessel sale proceeds into construction reserve fund accounts for purposes of acquiring new U.S.-flag vessels and thereby qualifying for temporary deferral of taxable gains realized from sale of vessels. These accounts are controlled jointly by the Company and the U.S. Maritime Administration. From date of deposit, withdrawals from the jointly controlled construction reserve fund accounts are subject to prior written approval of the U.S. Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. In prior years, the Company has used these funds to acquire vessels, but it expects to use some of the funds in the future for the acquisition of barges. Any such gains from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into jointly controlled construction reserve fund accounts. At December 31, 2003, the Company held $126.1 million in construction reserve funds.

At December 31, 2003 the Company was committed to purchase 9 new vessels, 330 new dry cargo barges, 24 new tank barges, and 1 new helicopter at an aggregate cost of $140.0 million. Deliveries are expected over the next 10 months. Also at December 31, 2003, the Company held options to purchase an additional 150 new dry cargo barges. Following year end, 2 vessels previously under construction were delivered, and the Company committed to the construction of 3 additional helicopters.

Cash used in corporate acquisition transactions declined to $0.1 million in 2002 but increased to $7.8 million in 2003. Significant corporate acquisitions in 2001 that added 44 vessels to Offshore Marine Services' fleet did not recur in the following year. Corporate acquisitions in 2003 primarily related to the purchase of Foss Environmental Services Company. Investing activities with Offshore Marine Services' joint ventures and the net results of marketable securities sale/purchase transactions provided cash flows in both 2002 and 2003. The Company received $25.4 million during 2002 in connection with the Chiles Merger. Cash was set aside in construction reserve funds during both 2002 and 2003 for the purchase of vessels or barges.

           STOCK AND DEBT REPURCHASE ACTIVITY

SEACOR's stock and debt repurchase plan, approved by the Board of Directors, allows the Company to acquire Common Stock, its 5-3/8% Notes that were completely retired in 2003, its 5-7/8% Senior Notes Due October 2012 (the "5-7/8% Notes"), and its 7.2% Notes (collectively, "SEACOR Securities"). In 2001, 2002 and 2003, a total of 5,950, 459,700 and 1,518,116 shares of Common
Stock, respectively, were acquired for treasury at an aggregate cost of $0.2 million, $18.5 million and $56.5 million, respectively. Also during 2002, the Company purchased $13.0 million principal amount of its 7.2% Notes and $11.0 million principal amount of its 5-3/8% Notes for $15.4 million. During 2003, SEACOR's Board of Directors increased its previously announced repurchase authority and, at March 8, 2004, $58.1 million of such authority remains available for future purchases of SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

           FINANCIAL POSITION AND CAPITAL RESOURCES

FINANCIAL POSITION. Total assets of the Company grew by 15% to $1.49 billion in 2002 but declined 6% to $1.40 billion in 2003. The Company's combined cash, marketable securities and construction reserve funds declined 17% to $438.1 million in 2003 and represented 31% of total assets at year end. Debt repayment and the repurchase of stock for treasury particularly lowered the Company's cash balances in 2003. Net property and equipment remained constant between 2002 and 2003 at $738 million and represented 53% of total assets at year end.

FINANCING. The Company generally borrows on a long-term basis. Debt obligations at December 31, 2002 totaled $402.7 million as compared to $332.3 million at December 31, 2003 and declined 17% between years. The Company's outstanding debt at December 31, 2003 principally included its 5-7/8% Notes due in 2012 and its 7.2% Notes due in 2009. Debt obligations increased in 2002 with the Company's sale of $200.0 million aggregate principal amount of its 5-7/8% Notes. In 2003, the Company reduced the amount of its debt obligations principally with repayment of amounts owing under its 5-3/8% Notes, 7.2% Notes and notes due former stockholders of an acquired company. Through the sale of its 5-7/8% notes and repayment of various other outstanding debts in 2002 and 2003, the Company increased the average life of its funded debt obligations, extending the dates on which principal repayment obligations fall due. Additionally, the recent retirement of all of its convertible debt eliminated the possibility that the Company would have to issue additional shares of Common Stock under these instruments.

The Company has $198.7 million available for use under a five year, non-reducing, unsecured revolving credit facility that terminates in February 2007. Advances under the revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard & Poor's and Moody's. The only consequence of a change in the Company's credit rating would be adjustments to the applicable margin. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The revolving credit facility contains various restrictive covenants regarding interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios and the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The revolving credit facility contains no repayment triggers.

The Company's access to its revolving credit facility requires the maintenance of certain financial covenants, one of which is an interest coverage ratio. The Company has recently experienced declines in results of operations and, if results of operations continue at the level of the fourth quarter of 2003 or decline further, the Company may fail to meet this requirement of the revolving credit facility and, accordingly, may not have access to it or it may be terminated. Should this occur, the Company believes it has ample liquidity to repay amounts outstanding under the facility, $1.3 million as of December 31, 2003, and to meet its foreseeable operating and capital expenditure commitments, including its ability to continue its share repurchase program.

The Company uses major capital markets and bank financing to meet certain of its financing requirements. The Company has not historically experienced difficulty in obtaining financing or refinancing existing debt. The Company manages its debt portfolio in response to changes in interest rates by periodically retiring, redeeming and repurchasing debt.

           SHORT AND LONG-TERM LIQUIDITY REQUIREMENTS

The Company anticipates it will generate positive cash flows from operations in the coming year and these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying the costs of next year's capital expenditures. As in the past and in further support of the Company's 2004 capital expenditure program, the Company intends to sell vessels, enter into sale and leaseback transactions for vessels, or utilize construction reserve funds, or a combination thereof. To the extent the Company relies on existing cash balances, proceeds from the sale of available for sale securities or construction reserve funds, the Company's liquidity would be reduced.

The Company's long-term liquidity is dependent upon its ability to generate operating profits, which are sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders' investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity and/or off-balance sheet financing arrangements. With the cyclical nature of the energy business and the recent adverse effect it has had on the Company's results of operations and cash flows, the Company has adopted a strategy of reducing its overall dependency on this industry and reinvesting certain of its capital resources in Inland River Services.

           OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2003, the Company guaranteed up to $9.3 million with respect to amounts owing pursuant to a vessel charter agreement between the Company's Mexican joint venture and the owner of the chartered vessels. The Company's guarantee declines over the life of the charter and terminates in 2009.

At December 31, 2003, the Company guaranteed up to $5.2 million with respect to amounts owing pursuant to a vessel charter agreement between a U.S. joint venture entity in which the Company owns a 50% interest and the owner of the chartered vessel. The Company's guarantee declines over the life of the charter and terminates in 2008.

At December 31, 2003, the Company guaranteed up to $1.5 million with respect to amounts owed by Pelican under a banking facility, which becomes due in 2006.

           CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2003, in thousands of dollars.

                                                               Payments Due By Period
                                    -------------------------------------------------------------------
                                                     Less than                                 After
      Contractual Obligations             Total       1 Year      1-3 Years     3-5 Years     5 Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
Long-term Debt.....................     $ 334,659    $      93    $      66     $       -    $ 334,500
Operating Leases(1)................       105,415       28,028       42,675        21,833       12,879
Purchase Obligations (2)...........       143,091      143,091            -             -            -
                                        ----------   ----------   -----------   ----------   ----------
      Total Contractual Obligations     $ 583,165    $ 171,212    $  42,741     $  21,833    $ 347,379
                                        ==========   ==========   ===========   ==========   ==========


                                                     Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------
                                          Total      Less than                                 After
   Other Commercial Commitments         Committed     1 Year      1-3 Years     3-5 Years     5 Years
------------------------------------    ----------   ----------   -----------   ----------   ----------
Joint Venture Charter Guarantees(3)     $  14,507    $   1,721    $   3,705     $   5,571    $   3,510
Joint Venture Note Guarantee(4) ...         1,500            -        1,500             -            -
Letters of Credit..................         1,275          275        1,000             -            -
                                        ----------   ----------   -----------   ----------   ----------
      Total Commercial Commitments.     $  17,282    $   1,996    $   6,205     $   5,571    $   3,510
                                        ==========   ==========   ===========   ==========   ==========

-------------------------
(1)  Primarily resulted from leases of vessels, helicopters and barges.

(2) Following year end, the Company committed to the construction of 3 helicopters for aggregate consideration of $6.5 million.

(3) Guarantee for non-payment of amounts owing under joint venture charter agreements with respect to 4 vessels.

(4)  Guarantee of amounts owed by Pelican under its banking facilities.

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

CAUTIONARY STATEMENTS

Certain statements discussed Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market
Risk) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

OFFSHORE MARINE SERVICES AND AVIATION SERVICES ARE SUBJECT TO CYCLICALITY AND A SIGNIFICANT OR PROLONGED DECLINE IN OIL AND GAS PRICES WOULD LIKELY REDUCE THE LEVEL OF EXPLORATION AND DEVELOPMENT OF OFFSHORE AREAS, WHICH WOULD REDUCE DEMAND FOR THE COMPANY'S VESSELS AND HELICOPTERS. The offshore oil and gas industry is highly cyclical. Activity in the offshore oil and gas exploration and production industry has a significant impact on Offshore Marine Services and Aviation Services. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been extremely volatile and, as a result, the level of offshore exploration and drilling activity also has been extremely volatile. Reductions in oil and gas prices generally result in decreased drilling and production and corresponding decreases in demand for the Company's vessels, logistics services and helicopters.

OFFSHORE MARINE SERVICES RELIES ON SEVERAL CUSTOMERS FOR A SIGNIFICANT SHARE OF ITS REVENUES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OFFSHORE MARINE SERVICES' BUSINESS AND OPERATING RESULTS. Offshore Marine Services' customers are primarily major oil companies, large independent oil and gas exploration and production companies. The portion of Offshore Marine Services' revenues attributable to any single customer may change over time, depending on the level of relevant activity by the customer, Offshore Marine Services' ability to meet the customer's needs and other factors, many of which are beyond Offshore Marine Services' control.

THE COMPANY MAY INCUR SIGNIFICANT COSTS, LIABILITIES AND PENALTIES IN COMPLYING WITH GOVERNMENT REGULATIONS. Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company operates have a significant impact on the Company's business. These regulations relate to worker health and safety, the manning, construction and operation of vessels, oil spills and other aspects of the Company's business. Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. The Company cannot predict whether it will incur such costs or penalties in the future.

OFFSHORE MARINE SERVICES FACES INTENSE COMPETITION THAT COULD ADVERSELY AFFECT ITS ABILITY TO INCREASE ITS MARKET SHARE AND REVENUES. Offshore Marine Services operates in a highly competitive industry. High levels of competition could reduce its operating revenues, increase its expenses and reduce its profitability. In addition to price, service and reputation, important competitive factors for offshore fleets of vessels include customer flag preferences, local marine operating conditions and intended use of vessels. Other principal competitive factors include the ability to maintain logistical support given the complexity of a project and presence of equipment in the appropriate geographical locations.

AN INCREASE IN THE SUPPLY OF OFFSHORE SUPPORT VESSELS WOULD LIKELY HAVE AN ADVERSE IMPACT ON THE CHARTER RATES EARNED BY THE COMPANY'S OFFSHORE SUPPORT VESSELS. Expansion of the worldwide offshore support vessel fleet would increase competition in the markets where Offshore Marine Services operates. The refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity would lower charter rates.

VESSEL AND HELICOPTER RELATED RISKS COULD DISRUPT OFFSHORE MARINE SERVICES AND AVIATION SERVICES AND EXPOSE THE COMPANY TO LIABILITY. The operation of offshore support vessels and helicopters is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision, and risks with respect to vessels additionally include sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company's personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages. In addition, the affected vessels or helicopters could be removed from service and would not be available to generate revenues.

AVIATION SERVICES MAY BE SUBJECT TO ADVERSE WEATHER CONDITIONS AND SEASONALITY. Three types of weather-related and seasonal occurrences impact Aviation Services; poor weather conditions generally, tropical storm season in the U.S. Gulf of Mexico, and the number of hours of daylight. Poor visibility, high winds, and heavy precipitation can affect the operation of helicopters and result in reduced number of flight hours. In the U.S. Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year and June through November is tropical storm season. During tropical storms, Aviation Services is unable to operate in the area of the storm although flight activity may increase due to the evacuation of offshore workers. In addition, Aviation Services' facilities are located along the U.S. Gulf of Mexico coast and tropical storms may cause damage to its property. The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times. A significant portion of the Company's revenues from Aviation Services is dependent on actual flight hours and prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact Aviation Services.

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

THE COMPANY'S GLOBAL OPERATIONS ARE SUBJECT TO CURRENCY EXCHANGE RISKS. To minimize the financial impact of currency fluctuations and risks arising from fluctuations in currency exchange rates, the Company attempts to contract the majority of its services in U.S. dollars. However, in some of its foreign businesses, the Company collects revenues and pays expenses in local currency. If the value of foreign currencies (in particular the value of the Pound Sterling, the currency in the United Kingdom where most of the Company's currency exchange risk arises) decline against the U.S. dollar and the Company does not or is not able to minimize the effects of such fluctuations through currency hedging arrangements, the Company's operating results may be adversely affected. There can be no assurance, however, that the Company will not incur losses in the future as a result of currency exchange rate fluctuations.

BECAUSE A SIGNIFICANT PROPORTION OF OFFSHORE MARINE SERVICES' OPERATIONS ARE CONDUCTED IN FOREIGN COUNTRIES, UNSTABLE POLITICAL, MILITARY AND ECONOMIC CONDITIONS IN THOSE COUNTRIES COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS. During 2003, approximately 46% of the Company's revenues, principally resulting from Offshore Marine Services' activities, were derived from foreign operations. These operations are subject to risks, among other things, of political instability, potential vessel seizure, terrorist attacks, nationalization of assets, currency restrictions, import-export quotas and other forms of public and governmental regulation, all of which are beyond the Company's control. Economic sanctions or an oil embargo, for example, could have a significant negative impact on activity in the oil and gas industry and correspondingly on the Company should it operate vessels in the region of the embargo. In addition, the Company's vessel operations in Mexico are significantly affected by Mexican government policy. The Company cannot predict whether any such conditions or events might develop in the future.

THE COMPANY MAY BE UNABLE TO MAINTAIN OR REPLACE ITS VESSELS AS THEY AGE. As of December 31, 2003, the average age of offshore support vessels the Company owned, excluding its standby safety vessels, was approximately 12.6 years. The Company believes that after an offshore support vessel has been in service for approximately 25 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

SPILL RESPONSE REVENUE IS DEPENDENT UPON THE MAGNITUDE AND NUMBER OF SPILL RESPONSES. Environmental Services' spill response revenue can vary greatly between comparable years based on the number and magnitude of spill responses in any given year. As a result, Environmental Services' revenues and profitability may vary greatly from year to year.

A RELAXATION OF OIL SPILL REGULATION OR ENFORCEMENT COULD REDUCE DEMAND FOR ENVIRONMENTAL SERVICES' SERVICES. Environmental Services is dependent upon the enforcement of regulations promulgated under OPA 90 and, to a lesser extent, upon state regulations. Less stringent oil spill regulations or less aggressive enforcement of these regulations would decrease demand for Environmental Services' services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for Environmental Services' oil spill response services could be reduced.

A CHANGE IN, OR REVOCATION OF, NRC'S CLASSIFICATION AS AN "OIL SPILL REMOVAL ORGANIZATION" WOULD RESULT IN A LOSS OF BUSINESS. NRC is classified as an OSRO. OSRO classification is a voluntary process conducted by the Coast Guard. The Coast Guard classifies OSROs based on their overall ability to respond to various types and sizes of oil spills in different operating environments, such as rivers/canals, inland waters and oceans. Coast Guard classified OSROs have a competitive advantage over non-classified service providers. Customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the Coast Guard. A loss of NRC's classification or changes in the requirements could eliminate or diminish NRC's ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

ENVIRONMENTAL SERVICES COULD INCUR LIABILITY IN CONNECTION WITH PROVIDING SPILL RESPONSE SERVICES. Although Environmental Services is generally exempt from liability under the federal Clean Water Act for its own actions and omissions in providing spill response services, this exemption would not apply if it was found to have been grossly negligent or to have engaged in willful misconduct, or if it fails to provide these services consistent with applicable regulations and directives under the Clean Water Act. In addition, the exemption under the federal Clean Water Act would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the U.S. states in which Environmental Services provides service have adopted similar exemptions, several states have not. If a court or other applicable authority determines that Environmental Services does not benefit from federal or state exemptions from liability in providing spill response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others.

IF THE COMPANY DOES NOT RESTRICT THE AMOUNT OF FOREIGN OWNERSHIP OF ITS COMMON STOCK, THE COMPANY COULD BE PROHIBITED FROM OPERATING ITS OFFSHORE SUPPORT VESSELS IN PARTS OF THE U.S., WHICH WOULD ADVERSELY IMPACT ITS BUSINESS AND OPERATING RESULTS. The Company is subject to the Shipping Acts, which govern, among other things, the ownership and operation of offshore support vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the "U.S. coastwise trade" be owned by U.S. citizens and built in the U.S. Although the Company's Certificate of Incorporation and Amended and Restated By-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts, the Company would be prohibited from operating its offshore support vessels in the U.S. coastwise trade during any period in which the Company did not comply with these regulations.

INLAND RIVER SERVICES COULD EXPERIENCE SIGNIFICANT VARIABILITY IN FREIGHT RATES. Freight transportation rates may fluctuate from season to season and year to year. Demand for transportation of dry cargo on the inland waterways varies due to numerous factors, including global economic conditions and business cycles, domestic agricultural production/demand as well as international agricultural production/demand and the value of the U.S. dollar relative to other currencies. In addition, the number of barges in the overall industry fleet available to transport these cargoes varies from year to year as older barges are retired and scrapped and new barges are constructed and placed into service. The resulting relationship between available cargoes and available barges varies with periods of low barge availability and high cargo demand causing higher freight rates and periods of high barge availability and low cargo demand causing lower freight rates. Significant periods of high barge availability and low cargo demand could adversely impact Inland River Services.

INLAND RIVER SERVICES' OPERATIONS ARE AFFECTED BY THE LEVEL OF GRAIN EXPORTS. Inland River Services' business is significantly affected by the level of grain export volume handled through U.S. Gulf of Mexico ports. Grain exports can vary due to, among other things, crop harvest yield levels in the U.S. and abroad. Overseas grain shortages can increase demand for U.S. grain, while worldwide over-production can decrease the demand for U.S. grain. This variable nature of grain exports can result in temporary barge oversupply, which can drive down freight rates. There can be no assurance that historical levels of grain export volume will be maintained in the future and, to the extent supply imbalances were to prevail for a significant period of time, they could have an adverse impact on Inland River Services.

INLAND RIVER SERVICES' OPERATIONS ARE AFFECTED BY INTERNATIONAL ECONOMIC AND POLITICAL FACTORS. Inland River Services may be affected by actions of foreign governments and global or regional economic developments. For example, global economic events such as foreign import/export policy or currency fluctuations, could affect the level of imports and exports. Foreign agricultural subsidies can also impact demand for U.S. agricultural exports. In addition, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the demand for transportation of cargo on the Inland Waterways. Changes in the value of the U.
S. dollar relative to other currencies will raise or lower demand for U.S. exports as well as U.S. demand for foreign produced raw materials and finished good imports. Such actions or developments could have an adverse impact on Inland River Services.

INLAND RIVER SERVICES' OPERATIONS ARE AFFECTED BY SEASONALITY IN ACTIVITY. Inland River Services' business is seasonal, and its quarterly operating revenues and operating profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the grain harvest.

INLAND RIVER SERVICES' OPERATIONS ARE AFFECTED BY RISKS OF ADVERSE WEATHER AND RIVER CONDITIONS. Inland River Services' operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice in Northern U.S. river areas. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and/or other interruptions in normal lock operation can also delay barge movements. It is likely that adverse weather or river conditions in the future could adversely impact Inland River Services' operations.

INLAND RIVER SERVICES' OPERATIONS ARE AFFECTED BY FUEL PRICE FLUCTUATIONS. Fuel prices are subject to fluctuation as a result of domestic and international events. While the Company does not currently operate towboats or fleeting operations, instead purchasing these services from third party vendors, it is indirectly exposed to increases in fuel prices, as vendors will adjust the price of the services when fuel prices escalate. Thus, there can be no assurance that Inland River Services will not experience pressure from increased fuel prices in the future, which could adversely impact Inland River Services' business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. Net consolidated assets of (pound)84.3 million, before translation to U.S. dollars, are included in the Company's consolidated balance sheet at December 31, 2003. In addition, SEACOR has provided cash advances to these operations of $41.1 million, or (pound)23.1 million, as of December 31, 2003. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. A 10% weakening in the exchange rate of the Pound Sterling against the U.S. dollar as of December 31, 2003 would reduce other comprehensive income by approximately $9.7 million, net of tax, due to translation and would reduce income by approximately $2.7 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance transactions.

At December 31, 2003, the Company held available-for-sale securities with a fair value of $48.9 million, including $2.4 million in fixed income investments and $46.5 million in equity securities. The fixed income investments had remaining maturities of 4 years or less. From time to time, the Company may increase its level of investment in fixed income securities that have included U.S. government bonds, U.K. government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on the general level of interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company's equity securities primarily include positions in energy, marine, and other related businesses, including a significant position in ENSCO. The Company monitors its investments in available-for-sale securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. A 10% decline in the value of available-for-sale securities as of December 31, 2003 would reduce other comprehensive income by $3.2 million, net of tax.

In order to partially hedge the fluctuation in market value for part of the Company's common stock position in ENSCO that resulted from the Chiles Merger, the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The costless collar transactions were terminated in the second quarter of 2003 with neither party having a payment obligation under these transactions.

At December 31, 2003, the Company held positions in short sales of marketable equity securities with a fair value of $3.7 million. The Company's short sales of marketable equity securities primarily include positions in energy, marine, and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2003 would reduce income and other comprehensive income by $0.2 million, net of tax.

The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had no outstanding borrowings at December 31, 2003. While available for liquidity requirements, the Company has not historically utilized significant portions of the revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to $41.0 million of its 7.2% Notes. Pursuant to each such agreement, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to the London Interbank Offered rate plus a margin of 95 basis points on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. During fourth quarter of 2003, the Company terminated the swap agreements and the financial institution paid the Company $3.5 million, representing the amount by which the fair market value of the notional amount of the 7.2% Notes subject to such swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements.

The Company has entered into forward exchange and futures contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling, Euros, Japanese Yen, Singapore Dollars and Hong Kong Dollars. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates, which could have offset possible consequences of changes in foreign exchange had the Company conducted business in Norway. The Pound Sterling, Euro Yen, Singapore Dollar and Hong Kong Dollar contracts enable the Company to buy Pounds Sterling, Euros, Yen, Singapore Dollars and Hong Kong Dollars in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange of the Company's business conducted in Europe and the Far East. As of December 31, 2003, the Company's positions relating to these currencies were not significant.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. As of December 31, 2003, the Company's positions relating to these commodities were not significant.

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. As of December 31, 2003, the Company's positions relating to these interest rate instruments were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K on pages 48 through 78.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Required.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by General Instruction G to this Form 10-K, other than information with respect to the Company's executive officers, which is set forth in Item 4A of Part I of this Form 10-K, the information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As permitted by General Instructions G to this Form 10-K, the information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. and 2. Financial Statements and Financial Statement Schedules.

     See Index to Consolidated Financial Statements and Financial Statement Schedule on page 48 of this Form 10-K.

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

10.22      *        Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne.
                    (Incorporated by reference to Exhibit 10.22 of the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2002 and filed with the Commission on March 31,
                    2003.)

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

10.25               SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive
                    Plan.

10.26               SEACOR SMIT Inc. 2003 Share Incentive Plan.

21.1                List of Registrant's Subsidiaries.

23.1                Consent of Ernst & Young LLP.

23.2                Notice Regarding Consent of Arthur Andersen LLP.

31.1 Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2 Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
*         Incorporated herein by reference as indicated.

+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.

(b) Reports on Form 8-K:

          The Company filed a report on For 8-K dated November 5, 2003. Under
          Item 7 and item 12, the Company filed as an exhibit a Press Release reporting the Company's financial results for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SEACOR Holdings Inc.
                                     (Registrant)

                                     By:  /s/ Charles Fabrikant
                                          -------------------------------------
                                          Charles Fabrikant,
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                             Title                                             Date
---------                                             -----                                             ----
/s/ Charles Fabrikant                       Chairman of the Board,                                March 15, 2004
-------------------------------             President and Chief Executive
Charles Fabrikant                           Officer (Principal Executive Officer)


/s/ Randall Blank                           Executive Vice President, Chief                       March 15, 2004
-------------------------------             Financial Officer and Secretary
Randall Blank                               (Principal Financial Officer)


/s/ Lenny P. Dantin                         Vice President                                        March 15, 2004
-------------------------------             and Chief Accounting Officer
Lenny P. Dantin                             (Principal Accounting Officer)


/s/ Michael E. Gellert                      Director                                              March 15, 2004
-------------------------------
Michael E. Gellert


/s/ Stephen Stamas                          Director                                              March 15, 2004
-------------------------------
Stephen Stamas


/s/ Richard M. Fairbanks III                Director                                              March 15, 2004
-------------------------------
Richard M. Fairbanks III


/s/ Pierre de Demandolx                     Director                                              March 15, 2004
-------------------------------
Pierre de Demandolx


/s/ Andrew R. Morse                         Director                                              March 15, 2004
-------------------------------
Andrew R. Morse


/s/ John Hadjipateras                       Director                                              March 15, 2004
-------------------------------
John Hadjipateras


/s/ Oivind Lorentzen                        Director                                              March 15, 2004
-------------------------------
Oivind Lorentzen


/s/ James Cowderoy                          Director                                              March 15, 2004
-------------------------------
James Cowderoy


/s/ Steven Wisch                            Director                                              March 15, 2004
-------------------------------
Steven Wisch


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


Consolidated Financial Statements:
                                                                                           Page
        Reports of Independent Auditors................................................     49

        Consolidated Balance Sheets as of December 31, 2003 and 2002...................     51

        Consolidated Statements of Income for the Years Ended
           December 31, 2003, 2002 and 2001............................................     52

        Consolidated Statements of Changes in Equity for the Years Ended
           December 31, 2003, 2002 and 2001............................................     53

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2003, 2002 and 2001............................................     54

        Notes to Consolidated Financial Statements.....................................     55

Financial Schedule:

        Reports of Independent Auditors on Financial
           Statement Schedule..........................................................     76

        Valuation and Qualifying Accounts for the
           Years ended December 31, 2003, 2002 and 2001................................     78


All Financial Schedules, except those set forth above, have been omitted since the information required is either included in the consolidated financial statements, not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS

The Shareholders and Board of Directors
SEACOR SMIT Inc.

We have audited the accompanying consolidated balance sheets of SEACOR SMIT Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SEACOR SMIT Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 21, 2002 expressed an unqualified opinion on those statements, including an explanatory paragraph that disclosed the Company's adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," before the transitional disclosures and reclassification adjustments described in Notes 1 and 14.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR SMIT Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

As discussed above, the financial statements of SEACOR SMIT Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Notes 1 and 14, these financial statements have been revised. Our procedures with respect to the SFAS 142 transitional disclosures in Note 1 related to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments representing goodwill amortization (including related tax effects) recognized in those periods to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the determination of the impact on net income and earnings-per-share. Our procedures with respect to the disclosures in Note 1 related to 2001 also included agreeing the carrying value of goodwill and the related 2001 activity by reportable segment, and in total, to the Company's underlying records obtained from management. We also audited the reclassification adjustments described in Note 14 that were applied to revise the 2001 financial statements relating to a change in the composition of reportable segments. In our opinion, the SFAS 142 transitional disclosures for 2001 in Note 1 are appropriate and the reclassification adjustments applied to the 2001 segment disclosures in Note 14 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such transitional disclosures and reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


                                           /s/ Ernst & Young LLP

New Orleans, Louisiana
March 9, 2004

                         REPORT OF INDEPENDENT AUDITORS

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SEACOR SMIT INC.'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 AS THEY HAVE CEASED OPERATIONS. SEACOR SMIT INC. IS INCLUDING THIS COPY OF ARTHUR ANDERSON LLP'S AUDIT REPORT PURSUANT TO RULE 2-02(E) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933, AS AMENDED.

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


                                              /s/ Arthur Andersen LLP

New Orleans, Louisiana
February 21, 2002

                        SEACOR SMIT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS                                               2003             2002
                                                                                        --------------   --------------
Current Assets:
   Cash and cash equivalents.........................................................   $      263,135   $      342,046
   Available-for-Sale Securities.....................................................           48,856            7,984
   Receivables:
       Trade, net of allowance for doubtful accounts of $2,800 and $1,421
           in 2003 and 2002, respectively............................................           81,491           81,075
      Other..........................................................................           27,185           25,045
   Prepaid expenses and other........................................................           23,551           17,041
                                                                                        --------------   --------------
        Total current assets.........................................................          444,218          473,191
                                                                                        --------------   --------------
Investments, at Equity, and Receivables from 50% or Less Owned Companies.............           59,848           61,359
Available-for-Sale Securities........................................................                -           80,641
Property and Equipment:
   Offshore vessels and equipment....................................................          822,871          849,921
   Inland river barges and boats.....................................................           89,046           71,307
   Helicopters.......................................................................           37,284           15,311
   Construction in progress..........................................................           47,134           37,475
   Equipment, furniture, fixtures, vehicles and other ...............................           25,368           14,429
                                                                                        --------------   --------------
                                                                                             1,021,703          988,443
   Accumulated depreciation..........................................................         (283,487)        (250,475)
                                                                                        --------------   --------------
                                                                                               738,216          737,968
                                                                                        --------------   --------------
Construction Reserve Funds...........................................................          126,140           95,260
Other Assets.........................................................................           34,189           38,688
                                                                                        --------------   --------------
                                                                                        $    1,402,611   $    1,487,107
                                                                                        ==============   ==============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt.................................................   $           93   $          614
   Accounts payable and accrued expenses.............................................           30,333           31,799
   Accrued wages and benefits........................................................           12,840           11,549
   Accrued interest..................................................................            5,759            7,394
   Accrued income taxes..............................................................            4,337            1,053
   Deferred income taxes.............................................................            4,092                -
   Accrued construction costs........................................................            4,314            8,321
   Accrued liability-short sale of securities........................................            3,680            2,597
   Other current liabilities.........................................................           12,067            8,094
                                                                                        --------------   --------------
        Total current liabilities....................................................           77,515           71,421
                                                                                        --------------   --------------
Long -Term Debt .....................................................................          332,179          402,118
Deferred Income Taxes................................................................          190,704          174,987
Deferred Income and Other Liabilities................................................           29,858           31,938
Minority Interest in Subsidiaries....................................................            1,909            1,692
Stockholders' Equity:
   Common stock, $.01 par value, 40,000,000 shares authorized; 24,466,010
      and 24,307,235 shares issued in 2003 and 2002, respectively....................              245              243
   Additional paid-in capital........................................................          408,828          403,590
   Retained earnings.................................................................          531,384          519,430
   Less 5,884,971 and 4,386,143 shares held in treasury in 2003 and
      2002, respectively, at cost....................................................         (183,531)        (127,587)
   Unamortized restricted stock......................................................           (2,998)          (2,217)
   Accumulated other comprehensive income  -
      Cumulative translation adjustments.............................................           12,994            5,750
      Unrealized gain on available-for-sale securities...............................            3,524            5,742
                                                                                        --------------   --------------
        Total stockholders' equity...................................................          770,446          804,951
                                                                                        --------------   --------------
                                                                                        $    1,402,611   $    1,487,107
                                                                                        ==============   ==============

   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     2003             2002             2001
                                                                                --------------  ---------------  ---------------
Operating Revenues.........................................................    $     406,209   $     403,158    $     434,790
                                                                                --------------  ---------------  ---------------

Costs and Expenses:
   Operating expenses......................................................          287,290         249,892          234,551
   Administrative and general..............................................           57,684          53,265           49,980
   Depreciation and amortization...........................................           55,506          56,244           58,324
                                                                                --------------  ---------------  ---------------
                                                                                     400,480         359,401          342,855
                                                                                --------------  ---------------  ---------------

Operating Income...........................................................            5,729          43,757           91,935
                                                                                --------------  ---------------  ---------------

Other Income (Expense):
   Interest income.........................................................            7,531           8,833           13,546
   Interest expense........................................................          (19,313)        (17,064)         (21,998)
   Debt extinguishments....................................................           (2,091)         (2,338)          (1,383)
   Income from equipment sales or retirements, net.........................           17,522           8,635            9,030
   Gain upon sale of shares of Chiles Offshore Inc.........................                -          19,719                -
   Derivative income (loss), net...........................................            2,389          (5,043)           4,127
   Foreign currency transaction gains, net.................................            3,739           6,281            1,247
   Marketable securities sale gains, net...................................            6,595           3,218            5,689
   Other, net..............................................................             (652)            144              145
                                                                                --------------  ---------------  ---------------
                                                                                      15,720          22,385           10,403
                                                                                --------------  ---------------  ---------------
Income Before Income Taxes, Minority Interest and Equity in Earnings
   of 50% or Less Owned Companies..........................................           21,449          66,142          102,338
                                                                                --------------  ---------------  ---------------
Income Tax Expense:
   Current.................................................................              618           6,007           14,351
   Deferred................................................................            9,778          17,027           21,220
                                                                                --------------  ---------------  ---------------
                                                                                      10,396          23,034           35,571
                                                                                --------------  ---------------  ---------------
Income Before Minority Interest and Equity in Earnings of 50% or Less
   Owned Companies.........................................................           11,053          43,108           66,767
Minority Interest in Net Income of Subsidiaries............................             (517)           (226)            (372)
Equity in Earnings of 50% or Less Owned Companies..........................            1,418           3,705            4,306
                                                                                --------------  ---------------  ---------------

Net Income.................................................................    $      11,954   $      46,587    $      70,701
                                                                                ==============  ===============  ===============

Basic Earnings Per Common Share............................................    $        0.63   $        2.33    $        3.63
                                                                                ==============  ===============  ===============

Diluted Earnings Per Common Share..........................................    $        0.63   $        2.28    $        3.43
                                                                                ==============  ===============  ===============

Weighted Average Common Shares
   Basic...................................................................       19,012,899      19,997,625       19,490,115
   Diluted.................................................................       19,279,568      21,057,877       21,335,182


   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       Accumulated
                                                     Additional                          Unamortized      Other
                                           Common     Paid-in     Retained   Treasury    Restricted   Comprehensive  Comprehensive
                                            Stock     Capital     Earnings     Stock        Stock         Income         Income
------------------------------------------ -------- ------------ ---------- ----------- ------------- -------------- --------------
2003
------------------------------------------
Balance, December 31, 2002................ $  243   $  403,590   $ 519,430  $ (127,587)  $  (2,217)    $   11,492     $          -
   Add/(Deduct) -
   -Net income for fiscal year 2003.......      -            -     11,954            -           -              -           11,954
   -Issuance of common stock:.............
      Employee Stock Purchase Plan........      -            -          -          670           -              -                -
      Exercise of stock options...........      1        1,543          -            -           -              -                -
      Director stock awards...............      -          116          -            -           -              -                -
      Issuance of restricted stock........      1        3,585          -            -      (3,716)             -                -
   -Amortization of restricted stock......      -            -          -            -       2,855              -                -
   -Cancellation of restricted stock,
      1,857 shares........................      -           (8)         -          (72)         80              -                -
   -Net currency translation adjustments..      -            -          -            -           -          7,244            7,244
   -Change in unrealized gains (losses)
      on available-for-sale securities....      -            -          -            -           -         (2,218)          (2,218)
   -Conversion of 5 3/8% Convertible
      Subordinated Notes due 2006.........      -            2          -            -           -              -                -
   -Purchase of treasury shares...........      -            -          -      (56,542)          -              -                -
                                           -------- ------------ ---------- ----------- ------------- -------------- --------------
Balance, December 31, 2003................ $  245   $  408,828   $ 531,384  $ (183,531)  $   (2,998)   $    16,518    $     16,980
===================================================================================================================================

2002
------------------------------------------
Balance, December 31, 2001................ $  238   $  384,857   $ 472,843  $ (109,638)  $   (1,985)   $   (2,617)    $          -
   Add/(Deduct) -
   -Net income for fiscal year 2002.......      -            -     46,587            -           -              -           46,587
   -Issuance of common stock:.............
      Tex-Air Helicopters, Inc.
        acquisition.......................      1        2,726          -            -           -              -                -
      Employee Stock Purchase Plan........      -            -          -          693           -              -                -
      Exercise of stock  options..........      1        3,380          -            -           -              -                -
      Issuance of restricted stock........      1        2,655          -            -      (2,675)             -                -
      Settlement of equity forward
        transaction.......................      2        9,998          -            -           -              -                -
   -Amortization of restricted stock......      -            -          -            -       2,309              -                -
   -Cancellation of restricted stock,
      2,850 shares........................      -            -          -         (134)        134              -                -
   -Net currency translation
      adjustments.........................      -            -          -            -           -          8,224            8,224
   -Change in unrealized gains (losses)
      on available-for-sale securities....      -            -          -            -           -          5,885            5,885
   -Conversion of 5 3/8% Convertible
      Subordinated Notes due 2006........       -            1          -            -           -              -                -
   -Change in share of book value of
      investment in Chiles Offshore
      Inc.................................      -          (27)         -            -           -              -                -
   -Purchase of treasury shares...........      -            -          -      (18,508)          -              -                -
                                           -------- ------------ ---------- ----------- ------------- -------------- --------------
Balance, December 31, 2002................ $  243   $  403,590   $ 519,430  $ (127,587)  $   (2,217)    $   11,492     $    60,696
===================================================================================================================================

2001
------------------------------------------
Balance, December 31, 2000................ $  214   $  278,567   $ 402,142  $ (125,968)  $   (1,301)    $   (1,102)    $         -
   Add/(Deduct) -
   -Net income for fiscal year 2001.......      -            -     70,701            -           -              -           70,701
   -Issuance of common stock:.............
      ERST/O'Brien's Inc. acquisition,
        27,877 shares.....................      -        1,284          -            -           -              -                -
      Plaisance Marine Inc. acquisition...      -            -          -        3,163           -              -                -
      Stirling Shipping Holdings
        Limited acquisition...............      -            -          -       12,777           -              -                -
      Employee Stock Purchase Plan........      -            -          -          624           -              -                -
      Exercise of stock options...........      -          272          -            -           -              -                -
      Issuance of restricted stock........      1        3,644          -            -      (2,976)             -                -
   -Amortization of restricted stock......      -            -          -            -       2,272              -                -
   -Cancellation of restricted stock,
      459 shares..........................      -            -          -          (20)         20              -                -
   -Net currency translation
      adjustments.........................      -            -          -            -           -           (545)            (545)
   -Change in unrealized gains (losses)
      on available-for-sale securities....      -            -          -            -           -         (1,055)          (1,055)
   -Conversion of 5 3/8% Convertible
      Subordinated Notes due 2006.........     23       98,824          -            -           -              -                -
   -Change in share of book value of
      investment in Chiles Offshore Inc...      -        2,395          -            -           -              -                -
   -Change in value of shares issued
      in equity forward transaction.......      -         (164)         -            -           -              -                -
   -Change in fair value of derivatives...      -            -          -            -           -             85               85
   -Purchase of TMM's minority interest
      in SEACOR Vision LLC................      -           35          -            -           -              -                -
   -Purchase of treasury shares...........      -            -          -         (214)          -              -                -
                                           -------- ------------ ---------- ----------- ------------- -------------- --------------
Balance, December 31, 2001................ $  238   $  384,857   $ 472,843  $ (109,638)  $  (1,985)    $   (2,617)     $    69,186
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                        SEACOR SMIT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                     2003           2002            2001
                                                                                 -------------  --------------  -------------
Cash Flows from Operating Activities:
    Net income................................................................. $     11,954   $     46,587    $     70,701
    Depreciation and amortization..............................................       55,506         56,244          58,324
    Restricted stock amortization..............................................        2,855          2,309           2,272
    Director stock awards......................................................          116              -               -
    Debt discount amortization, net............................................          326            522             474
    Bad debt expense...........................................................          829              9             947
    Deferred income taxes......................................................        9,778         17,027          21,220
    Equity in net earnings of 50% or less owned companies......................       (1,418)        (3,705)         (4,306)
    Gain from sale of investment in 50% or less owned companies................            -              -            (201)
    Extinguishment of debt.....................................................        2,091          1,520             896
    Derivative (income) loss...................................................       (2,389)         5,043          (4,127)
    Foreign currency transaction gains, net....................................       (3,739)        (6,281)         (1,247)
    Gain from sale of available-for-sale securities, net.......................       (6,595)        (3,218)         (5,689)
    Impairment on other investments............................................        1,254              -               -
    Gain upon sale of shares of Chiles Offshore Inc............................            -        (19,719)              -
    Gain from equipment sales or retirements, net..............................      (17,522)        (8,635)         (9,030)
    Amortization of deferred income on sale and leaseback transactions.........       (6,342)        (7,396)         (5,482)
    Minority interest in income of subsidiaries................................          517            226             372
    Other, net.................................................................          450          6,931           1,751
    Changes in operating assets and liabilities -
      (Increase) decrease in receivables.......................................        3,559         (2,075)         (3,360)
      Increase in prepaid expenses and other assets............................       (4,433)       (13,600)         (4,175)
      Decrease in accounts payable, accrued and other liabilities..............       (1,801)        (4,994)         (7,920)
                                                                                 -------------  --------------  -------------
        Net cash provided by operations........................................       44,996         66,795         111,420
                                                                                 -------------  --------------  -------------
Cash Flows from Investing Activities:
    Purchases of property and equipment........................................     (161,842)      (139,706)       (107,445)
    Proceeds from the sale of marine vessels, other equipment and property.....      143,797        128,669          60,666
    Investments in and advances to 50% or less owned companies.................       (7,992)           (22)         (5,763)
    Principal payments on notes due from 50% or less owned companies...........        1,875         20,665           6,040
    Dividends received from 50% or less owned companies........................       11,569          1,889           6,705
    Proceeds from sale of investment in 50% or less owned companies............            -              -           3,076
    Net increase in construction reserve funds.................................      (30,880)       (39,970)        (14,531)
    Proceeds from sale of available-for-sale securities........................       84,255         63,519         145,920
    Purchases of available-for-sale securities.................................      (40,161)       (49,603)        (74,771)
    Cash settlements of derivative transactions................................        3,330         (5,712)          1,594
    Acquisitions, net of cash acquired.........................................       (7,756)          (113)        (98,174)
    Cash proceeds from sale of shares of Chiles Offshore Inc...................            -         25,365               -
    Other, net.................................................................        2,064          1,186              45
                                                                                 -------------  --------------  -------------
        Net cash provided by (used in) investing activities....................       (1,741)         6,167         (76,638)
                                                                                 -------------  --------------  -------------
Cash Flows from Financing Activities:
    Payments of long-term debt and stockholder loans...........................      (71,557)       (93,801)       (145,356)
    Premium paid with 5 3/8 % Note extinguishment..............................         (632)             -               -
    Proceeds from issuance of long-term debt ..................................          107            231          75,563
    Net proceeds from sale of 5 7/8% Notes.....................................            -        196,836               -
    Payments on capital lease obligations......................................            -              -         (17,580)
    Proceeds from issuance of Common Stock.....................................            -              -          10,000
    Common stock acquired for treasury.........................................      (56,542)       (18,508)           (214)
    Stock options exercised....................................................          936          1,754             131
    Other, net.................................................................          163            693               1
                                                                                 -------------  --------------  -------------
        Net cash provided by (used in) financing activities....................     (127,525)        87,205         (77,455)
                                                                                 -------------  --------------  -------------
Effects of Exchange Rate Changes on Cash and Cash Equivalents..................        5,359          1,485          (1,152)
                                                                                 -------------  --------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents...........................      (78,911)       161,652         (43,825)
Cash and Cash Equivalents, beginning of period.................................      342,046        180,394         224,219
                                                                                 -------------  --------------  -------------
Cash and Cash Equivalents, end of period....................................... $    263,135   $    342,046    $    180,394
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

                        SEACOR SMIT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

NATURE OF OPERATIONS. SEACOR SMIT Inc. ("SEACOR") and its subsidiaries (collectively referred to as the "Company") is a major provider of offshore support vessel services to the oil and gas exploration and production industry and is one of the leading providers of oil spill response services to owners of tank vessels and oil storage, processing and handling facilities. The Company also operates inland river dry cargo barges primarily for the agriculture and industrial sectors strategically aligned along the Mississippi River and its tributaries and also provides helicopter transportation services primarily to companies operating in the U.S. Gulf of Mexico.

BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of SEACOR and all of its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company reports its investment in and advances to equity investees in the Consolidated Balance Sheets as "Investments, at Equity, and Receivables from 50% or Less Owned Companies." The Company reports its share of earnings or losses of equity investees in the Consolidated Statements of Income as "Equity in Earnings of 50% or Less Owned Companies."

The Company employs the cost method of accounting for investments in other business ventures which the Company does not have the ability to exercise significant influence. These investments are in private companies, carried at cost, and are adjusted only for other-than-temporary declines in fair value and capital distributions.

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

Customers of the Company's environmental business segment are charged retainer fees for ensuring by contract the availability (at predetermined rates) of oil spill response services and equipment. Such retainer fees are generally recognized ratably over the terms of the contract. Retainer services include employing a staff to supervise response to an oil spill and maintaining specialized equipment. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners are as long as ten years. Spill response revenues are recognized as the services are provided based on contract terms and are dependent on the magnitude of any one spill response and the number of spill responses within a given fiscal year. Consequently, spill response revenues can vary greatly between comparable periods. Consulting fees are also earned from preparation of customized training programs, planning of and participation in customer oil spill response drill programs and response exercises and other special projects and are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment to carry it out.

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

DERIVATIVES. Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and accounts for all of its derivative positions at fair value. The cumulative effect of adopting SFAS 133 was not material.

CONCENTRATIONS OF CREDIT RISK. The Company is exposed to concentrations of credit risks relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have been within management's expectations. The Company is also exposed to concentrations of credit risks associated with its cash and cash equivalents, its available-for-sale securities, and its derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved.

PROPERTY AND EQUIPMENT. Equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method. Offshore support vessels ("vessels") and related equipment are depreciated over 20 to 30 years, inland river dry cargo barges are depreciated over 20 years, helicopters and related equipment are generally depreciated over 12 years, and all other equipment is depreciated and amortized over 2 to 10 years. Depreciation expense totaled $55,501,000, $56,239,000 and $55,069,000 in 2003, 2002 and 2001,
respectively.

Effective January 1, 2003, the Company changed its estimated residual value for newly constructed supply vessels, towing and supply vessels, and anchor handling towing supply vessels from 10% to 5%. The effect on income of this change in accounting estimate was not material.

Vessel, helicopter and barge maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and helicopters as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment was capitalized as part of the assets' carrying values and are being amortized to expense over such assets estimated useful lives. Capitalized interest totaled $2,272,000, $1,092,000 and $760,000 in 2003, 2002 and 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. As of December 31, 2003, the Company was not aware of any indicators that would have required an impairment review.

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

GOODWILL. Goodwill represents the excess of purchase price over fair value of net assets acquired in business combinations. Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" and ceased amortization of its remaining goodwill balance. The Company now performs annual testing based upon a fair value approach and, based on its annual impairment test as of December 31, 2003, has determined there is no goodwill impairment. Application of the non-amortization provisions of SFAS 142 would have increased net income by $2,103,000, or $0.10 per diluted share, in 2001.

DEFERRED FINANCING COSTS. Deferred financing costs, incurred in connection with the issuance of debt, are amortized over the life of the related debt, ranging from 4 to 9 years, using the effective interest rate method. Deferred financing costs amortization expense totaled $474,000, $526,000 and $504,000 in 2003, 2002 and 2001, respectively, is included in the Consolidated Statements of Income as "Interest Expense."

SELF-INSURANCE LIABILITIES. The Company maintains business insurance programs with significant self-insured retention, primarily relating to its offshore support vessels. In addition, the Company maintains self-insured health benefit plans for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverages. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company's historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, the Company's insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

INCOME TAXES. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the difference between assets and liabilities reported in the tax return and financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the Company considers those earnings to be indefinitely reinvested abroad.

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, the Company may be required to adjust its valuation allowance if these estimates and assumptions change in the period such determination is made.

DEFERRED INCOME. The Company has entered into vessel sale and leaseback transactions and has sold vessels to business ventures in which it holds an equity ownership interest. Certain of the gains realized from these transactions were not immediately recognized in income and have been reported in the Consolidated Balance Sheets as "Deferred Income and Other Liabilities." In sale and leaseback transactions, gains were deferred to the extent of the present value of minimum lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. In business venture sale transactions, gains were deferred to the extent of the Company's ownership interest with amortization to income over the applicable vessels' depreciable lives and upon receipt of debt securities with amortization to income on the installment method.

                                                           Deferred
(in thousands)                                              Income
------------------------------------------------------  --------------
Balance at 12/31/02................................... $      27,308
Deferred income from 2003 vessel sales................         5,596
2003 amortization of deferred income..................        (7,015)
Currency translation..................................            10
                                                        --------------
Balance at 12/31/03................................... $      25,899
                                                        ==============

FOREIGN CURRENCY TRANSLATION. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are reported in the Consolidated Balance Sheets as "Accumulated other comprehensive income."

FOREIGN CURRENCY TRANSACTIONS. Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated is included in the determination of net income in the period in which the currency exchange rates change. From time to time, SEACOR may advance funds to wholly-owned subsidiaries whose functional currency differs from the U.S. dollar. If settlement of such advances are not planned or anticipated to be paid in the foreseeable future, exchange rate gains and losses relating to the transactions are deferred and included in the Consolidated Balance Sheets as "Accumulated other comprehensive income." Conversely, if settlement of the advances is expected in the foreseeable future, changes in the exchange rate from the transaction date until the settlement date with respect to such advances are included in the Consolidated Statements of Income as "Foreign currency transaction gains, net."

EARNINGS PER SHARE. Basic earnings per common share were computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share were computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Certain options and share awards, 364,805, 69,300 and 127,580 in 2003, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.


                                                                                                     Per
(in thousands, except share data)                                     Income          Shares        Share
---------------------------------------------------------------   ---------------  -------------   --------
FOR THE YEAR ENDED 2003-
    Basic Earnings Per Share:
         Net income..........................................    $        11,954    19,012,899    $  0.63
                                                                                                   ========
     Effect of Dilutive Securities:
         Options and restricted stock........................                  -       163,308
         Convertible securities..............................                167       103,361
                                                                  ---------------  -------------
     Diluted Earnings Per Share:
         Net income available to common stockholders
           plus assumed conversions.........................     $        12,121    19,279,568    $  0.63
                                                                  ===============  =============   ========
FOR THE YEAR ENDED 2002-
    Basic Earnings Per Share:
         Net income..........................................    $        46,587    19,997,625    $  2.33
                                                                                                   ========
     Effect of Dilutive Securities:
         Options and restricted stock........................                  -       257,538
         Convertible securities..............................              1,463       802,714
                                                                  ---------------  -------------
     Diluted Earnings Per Share:
         Net income available to common stockholders
           plus assumed conversions..........................    $        48,050    21,057,877    $  2.28
                                                                  ===============  =============   ========
FOR THE YEAR ENDED 2001-
    Basic Earnings Per Share:
         Net income..........................................    $        70,701    19,490,115    $  3.63
                                                                                                   ========
     Effect of Dilutive Securities:
         Options and restricted stock........................                  -       253,260
         Convertible securities..............................              2,596     1,591,807
         Common stock sold with equity forward  contract,
           see Note 8........................................               (164)            -
                                                                  ---------------  -------------
     Diluted Earnings Per Share:
         Net income available to common stockholders
           plus assumed conversions.........................     $        73,133    21,335,182    $   3.43
                                                                  ===============  =============   ========

COMPREHENSIVE INCOME. Comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Changes in Equity. The Company's other comprehensive income was comprised of net currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. Income taxes allocated to each component of other comprehensive income during the years indicated are as follows:

                                                                              Before-Tax       Tax (Expense)     Net-of-Tax
(in thousands)                                                                  Amount          or Benefit         Amount
--------------------------------------------------------------------------  ---------------   ---------------  ---------------
2003
Foreign currency translation adjustments................................   $      11,145     $      (3,901)   $       7,244
Unrealized gains on available-for-sale securities:
    Unrealized holding gains arising during period......................           3,117            (1,091)           2,026
    Less - reclassification adjustment for gains included in net income.          (6,529)            2,285           (4,244)
                                                                            ---------------   ---------------  ---------------
Other comprehensive income..............................................   $       7,733     $      (2,707)   $       5,026
                                                                            ===============   ===============  ===============
2002
Foreign currency translation adjustments................................   $      12,652     $      (4,428)   $       8,224
Unrealized gains on available-for-sale securities:
    Unrealized holding gains arising during period......................          12,272            (4,295)           7,977
    Less - reclassification adjustment for gains included in net income.          (3,218)            1,126           (2,092)
                                                                            ---------------   ---------------  ---------------
Other comprehensive income .............................................   $      21,706     $      (7,597)   $      14,109
                                                                            ===============   ===============  ===============
2001
Foreign currency translation and derivative adjustments.................   $        (708)    $         248    $        (460)
Unrealized gains on available-for-sale securities:
    Unrealized holding gains arising during period......................           4,066            (1,423)           2,643
    Less - reclassification adjustment for gains included in net income.          (5,689)            1,991           (3,698)
                                                                            ---------------   ---------------  ---------------
Other comprehensive loss................................................   $      (2,331)    $         816    $      (1,515)
                                                                            ===============   ===============  ===============

STOCK COMPENSATION. Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies could either adopt a "fair value method" of accounting for its stock based compensation plans or continue to use the "intrinsic value method" as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the following years ended December 31:

(in thousands, except share and option data)               2003          2002           2001
------------------------------------------------------ ------------- -------------- -------------
Net income, as reported.............................  $     11,954  $     46,587   $     70,701
Add: stock based compensation included in net
   income...........................................         1,931         1,501          1,477
Less: stock based compensation using fair value
   method...........................................        (3,163)       (3,498)        (3,432)
                                                       ------------- -------------- -------------
Net income, Pro forma...............................  $     10,722  $     44,590   $     68,746
                                                       ============= ============== =============

Basic earnings per common share:
  As reported.......................................  $       0.63  $       2.33   $       3.63
  Pro forma.........................................          0.56          2.23           3.53

Diluted earnings per share:
  As reported.......................................  $       0.63  $       2.28   $       3.43
  Pro forma.........................................          0.56          2.19           3.34

Weighted average fair value of options granted......  $      13.99  $      20.03   $      26.21
                                                       ============= ============== =============
Weighted average fair value of restricted stock
  granted...........................................  $      41.44  $      43.53   $      50.80
                                                       ============= ============== =============
Weighted average fair value of stock granted to
  non-employee directors............................  $      38.62  $          -   $          -
                                                       ============= ============== =============

The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods.

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 37.2%, 38.8% and 37.37% in the years 2003, 2002 and 2001, respectively, (c) weighted average discount rates of 2.93%, 3.76% and 5.31% in the years 2003, 2002 and 2001, respectively, and (d) expected lives of five years.

NEW ACCOUNTING PRONOUNCEMENTS. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), as revised. This interpretation provides guidance on the identification of, and the financial reporting for, variable interest entities, as defined. Consolidation of variable interest entities is required under FIN 46 only when a company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. This interpretation applied immediately to a variable interest entity created or acquired after January 31, 2003. For variable entities acquired before February 1, 2003, this interpretation was applied effective December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of its operations.

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

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). This statement, among other matters, eliminates the requirement that gains or losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when gains or losses on the early retirement of debt should or should not be reflected as an extraordinary item. The Company recognized losses on debt extinguishments of $2,091,000, $2,338,000 (previously reported as an extraordinary item, net of tax), and $1,383,000 (previously reported as an extraordinary item, net of tax) in 2003, 2002 and 2001, respectively. These charges against income consisted of premium payments and the write off of related unamortized deferred financing costs and debt discount.

RECLASSIFICATIONS. Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2. FINANCIAL INSTRUMENTS:

                                                                           2003                           2002
                                                               -----------------------------  -----------------------------
                                                                  Carrying       Estimated      Carrying        Estimated
(in thousands)                                                     Amount       Fair Value       Amount        Fair Value
-------------------------------------------------------------  --------------  -------------  -------------   -------------
ASSETS:
    Cash and cash equivalents...............................  $    263,135    $    263,135   $    342,046    $    342,046
    Available-for-sale securities...........................        48,856          48,856         88,625          88,625
    Collateral deposits and notes receivables...............         6,220           5,975         10,146           9,725
    Construction reserve funds..............................       126,140         126,140         95,260          95,260
    Business ventures, carried at cost......................           700       see below          1,190       see below
    Derivative instruments..................................           338             338          3,535           3,535
LIABILITIES:
    Long-term debt, including current portion...............       332,272         357,490        402,732         422,557
    Short-sale of securities................................         3,680           3,680          2,597           2,597
    Derivative instruments..................................             -               -          1,688           1,688


The carrying value of cash, cash equivalents and collateral cash deposits approximates fair value. The carrying value of construction reserve funds, primarily consisting of auction rate certificates, approximates fair value. The fair values of the Company's available-for-sale securities, notes receivable, derivative instruments, long-term debt, and short-sales of marketable securities were estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar type of arrangements. It was not practicable to estimate the fair value of the Company's historical cost investments in business ventures because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3. DERIVATIVE INSTRUMENTS:

The Company's foreign currency exchange risks primarily relates to its offshore support vessel operations that are conducted from ports located in the United Kingdom, where its functional currency is Pounds Sterling. To protect the U.S. dollar value of certain Pounds Sterling denominated net assets of the Company from the effects of volatility in foreign currency exchange rates that might occur prior to their conversion to U.S. dollars, the Company has entered into forward exchange contracts. The Company considers these forward exchange contracts as economic hedges of its net investment in the United Kingdom with the resulting gains or losses from those transactions being charged to Accumulated Other Comprehensive Income in Stockholders' Equity. For the year ended December 31, 2001, recognized net gains of $85,000 from these contracts. At December 31, 2003, the Company had no outstanding Pounds Sterling forward exchange contracts for which hedge accounting criteria were met.

The Company has entered into forward exchange and futures contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling, Euros, Japanese Yen and Singapore Dollars. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign exchange had the Company decided to conduct business in Norway. The Pound Sterling, Euro, Yen and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros, Yen and Singapore Dollars in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange of the Company's business conducted in Europe and the Far East. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss), net" as they do not meet the criteria for hedge accounting. For the years ended December 31, 2003, 2002 and 2001, the Company recognized net gains of $1,343,000, net gains of $674,000 and net losses of $153,000, respectively, from these forward exchange and futures contracts. At December 31, 2003, the fair market value of the Company's speculative Pound Sterling, Euro, Japanese Yen and Singapore Dollar contracts was an unrealized gain of $238,000 included in the Consolidated Balance Sheets as "Other receivables." At December 31, 2003, the Company had no outstanding Norwegian Kroner contracts.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss), net" as they do not meet the criteria for hedge accounting. For the years ended December 31, 2003, 2002 and 2001, the Company has recognized net losses of $743,000, net gains of $406,000 and net gains of $4,584,000, respectively, from these commodity hedging activities. At December 31, 2003, the fair market value of the Company's positions in commodity contracts was an unrealized gain of $177,000 included in the Consolidated Balance Sheets as "Other receivables."

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss), net" as they do not meet the criteria for hedge accounting. For the years ended December 31, 2003, 2002 and 2001, the Company recognized net gains of $52,000, net losses of $8,312,000 and net gains of $195,000, respectively, with respect to derivative positions in U.S. treasury obligations. At December 31, 2003, the fair market value of the Company's derivative positions in U.S. treasury obligations was an unrealized loss of $77,000 included in the Consolidated Balance Sheets as "Other receivables."

In order to reduce its cost of capital, the Company entered into swap agreements with a major financial institution with respect to $41,000,000 of its 7.2% Senior Notes due 2009 (the 7.2% Notes"). Pursuant to each such agreement and subsequent extensions, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to an agreed upon reduced interest rate on the price of such notional amount of the 7.2% Notes, as set forth in the applicable swap agreements. Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to such swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. As of December 31, 2003, the Company had terminated all outstanding swap agreements. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a gain of $49,000, a gain of $3,877,000 and a loss of $499,000, respectively, with respect to these swap agreements in the Condensed Consolidated Statements of Income as "Derivative income (loss), net."

In order to partially hedge the fluctuation in market value for part of the Company's common stock investment in ENSCO International Incorporated ("ENSCO") acquired in connection with the Chiles Merger (see discussion in Note 5), the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions was that the Company would be guaranteed a minimum value of approximately $24.35 and a maximum value of approximately $29.80 per share of ENSCO, at expiration. These costless collars expired during the second quarter of 2003 and, as the share value of ENSCO's common stock was between $24.35 and $29.80 at expiration, neither party had a payment obligation under these transactions. For the years ended December 31, 2003 and 2002, the Company recorded a gain of $1,688,000 and a loss of $1,688,000, respectively, with respect to these costless collars in the Condensed Consolidated Statement of Income as "Derivative income (loss), net".

4. MARKETABLE SECURITIES:

Marketable equity securities with readily determinable fair values and debt securities are classified by the Company as investments in available-for-sale securities. Available-for-sale securities are current assets representing the investment of cash available for current operations. These investments are reported at their fair values with unrealized holding gains and losses included in the Consolidated Balance Sheets as "Accumulated other comprehensive income." The amortized cost and fair value of marketable securities at December 31, 2003 and 2002 were as follows:

(in thousands)                                                Gross Unrealized Holding
------------------------------------------    Amortized      ---------------------------       Fair
           Type of Securities                    Cost          Gains           Losses          Value
------------------------------------------    -----------    -----------     -----------    -----------
2003:
     Corporate debt securities........       $    1,793     $      630      $      (15)    $    2,408
     Equity securities................           41,640          5,229            (421)        46,448
                                              -----------    -----------     -----------    -----------
                                             $   43,433     $    5,859      $     (436)    $   48,856
                                              ===========    ===========     ===========    ===========
2002:
     U.S. government and agencies.....       $    3,208     $       34      $        -     $    3,242
     U.S. states and political
        subdivisions..................           12,860            360               -         13,220
     Corporate debt securities........           19,602              -            (241)        19,361
     UK government securities.........            3,777            186               -          3,963
     Equity securities................           40,343          8,496               -         48,839
                                              -----------    -----------     -----------    -----------
                                             $   79,790     $    9,076      $     (241)    $   88,625
                                              ===========    ===========     ===========    ===========

At December 31, 2003, the corporate debt securities have contractual maturities in 2006 and 2007.

For the years ended December 31, 2003, 2002 and 2001, the sale of available-for-sale securities resulted in gross realized gains of $6,845,000, $4,342,000 and $8,944,000, respectively, and gross realized losses of $316,000, $1,903,000 and $3,275,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses.

Short sales of marketable equity securities are temporary trading positions held by the Company in anticipation of short-term market movements. The liabilities arising from these positions are reported at fair value with both realized and unrealized gains and losses included in the Consolidated Statement of Income as "Marketable securities sale gains, net." For the years ended December 31, 2003, 2002 and 2001, short sales of marketable securities resulted in gross realized and unrealized gains of $772,000, $1,026,000 and $643,000, respectively, and gross realized and unrealized losses of $706,000, $247,000 and $623,000, respectively.

5. ACQUISITIONS AND DISPOSITIONS:

FES ACQUISITION. On October 31, 2003, the Company acquired all of the issued and outstanding shares of Foss Environmental Services, Inc. ("FES") for $7,769,000. The selling stockholder of FES has the opportunity to receive additional consideration of up to $41,000,000 based upon certain performance standards over a period following the date of the acquisition through December 31, 2008. This additional consideration, if paid, will be allocated to fixed assets and goodwill.

YARNELL ACQUISITION. On June 30, 2003, the Company acquired a controlling interest in Yarnell Marine, LLC ("Yarnell") for $248,000. Previous to this transaction, the Company had a 50% interest in this business venture and accounted for its investment using the equity method.

TEX-AIR ACQUISITION. During January and July of 2002, the Company acquired an aggregate 20 percent of the outstanding common stock of Tex-Air Helicopters, Inc. ("Tex-Air") through two separate cash transactions totaling $225,000. The Company acquired the remaining 80 percent of Tex-Air's common stock on December 31, 2002 in a stock-for-stock transaction whereby the Company issued 68,292 shares of SEACOR's common stock, par value $.01 per share ("Common Stock") valued at $3,039,000. As security for the selling stockholder's obligations under the purchase agreement, 6,097 shares issued pursuant to the transaction were deposited into escrow for a period of eighteen months. The selling stockholder of Tex-Air has the opportunity to receive additional consideration of up to $900,000 based upon certain performance standards through 2004. This additional consideration, if paid, will be allocated to fixed assets and goodwill. Tex-Air's long term debt at closing was approximately $6,662,000 and immediately following the closing of the transaction, the Company repaid $5,838,000 of such debt.

STIRLING ACQUISITION. On May 4, 2001, the Company completed the acquisition of all of the issued and outstanding shares of Stirling Shipping Holdings Limited ("Stirling Shipping"). Aggregate consideration was (pound)54,300,000 ($77,100,000 based on exchange rates in effect and the price of SEACOR's Common Stock on the closing date, consisting of (pound)29,900,000, or $43,000,000, in cash, (pound)14,700,000, or $21,200,000, in one-year loan notes, and 285,852 shares of Common Stock issued from treasury, valued at $12,900,000. Stirling Shipping's long term debt at closing was approximately (pound)43,000,000, or $61,900,000. In November 2001, the Company repaid all of the outstanding indebtedness, totaling (pound)48,316,000 or approximately $68,250,000 that was included in the Stirling Shipping acquisition.

CHERAMIE ACQUISITION. In February 2001, the Company completed the acquisition of all of the issued and outstanding shares of Gilbert Cheramie Boats, Inc. and related companies (collectively, "Cheramie"). Purchase consideration was $62,800,000 in cash. Pursuant to the terms of the purchase agreement, the Company had an option of making an Internal Revenue Code Section 338(h)(10) election and, in January 2002, it exercised that option. The election entitled the Company to full income tax basis in the assets of the Cheramie companies and the realization of an income tax benefit of the depreciation. In order to induce the prior shareholders of Cheramie to agree to the election, the Company had agreed to make them "whole" for the amount of the increase in their total income tax liability, including the amount of income tax payable by them on the additional purchase price payment. In January 2002, as a result of making this election, the Company paid the prior shareholders of Cheramie an additional $10,162,000 in order to reimburse them for all of their expected additional income tax obligations, which payment was recorded in the Consolidated Balance Sheet as "Accrued acquisition costs." The January 2002 payment was intended to reimburse the selling shareholders for all of their incremental tax liabilities, and therefore, the Company has recorded an adjustment to the purchase price for the funds presently held in escrow. Goodwill, as adjusted, of approximately $11,280,000 was recorded in connection with this acquisition.

RINCON ACQUISITION. In February 2001, the Company acquired two U.S. based towing supply vessels from Rincon Marine, Inc., a U.S. based operator ("Rincon"). Aggregate consideration paid Rincon was $19,700,000, including $6,100,000 in cash and the assumption of $13,600,000 of debt due Caterpillar Financial Services Corporation ("Caterpillar"). In February 2002, the Company repaid all of the outstanding indebtedness due Caterpillar from working capital.

PLAISANCE ACQUISITION. In January 2001, the Company acquired all of the issued and outstanding shares of Plaisance Marine, Inc. ("Plaisance") that owns two mini-supply vessels and acquired four additional mini-supply vessels from companies affiliated with Plaisance (collectively the "Plaisance Fleet'"). Aggregate consideration paid for the Plaisance Fleet and certain related spares and other assets was $20,100,000, including $16,200,000 paid in cash, the assumption of $700,000 of debt and the issuance of 71,577 shares of Common Stock from treasury, valued at $3,200,000 on the closing date.

UNAUDITED PRO FORMA INFORMATION. The following unaudited pro forma information has been prepared as if the acquisitions of FES, Yarnell, Tex-Air, Stirling Shipping, Cheramie and Plaisance had occurred at the beginning of each of the periods presented. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.


                                                                    For the Year Ended December, 31
                                                           -------------------------------------------------
 (in thousands, except share data, unaudited)                   2003             2002             2001
---------------------------------------------------------- ---------------- ---------------  ---------------
 Revenue..............................................    $      433,648   $      420,047   $      468,582
 Net income...........................................            10,475           45,914        73,72,883
 Basic earnings per share.............................              0.55             2.29             3.66


PURCHASE PRICE ALLOCATION. The following table summarizes the allocation of the purchase price in the FES, Yarnell and Tex-Air acquisitions in 2003 and 2002:

                                                            For the Year Ended December 31,
                                                            -------------------------------
 (in thousands)                                                  2003            2002
----------------------------------------------------------  --------------- ---------------
 Trade and other receivables ............................. $       7,568   $       3,540
 Prepaid expenses and other...............................           940           1,747
 Equity Investments.......................................          (552)              -
 Property and equipment...................................         3,836           7,659
 Goodwill.................................................           367             109
 Other assets.............................................            54             385
 Accounts payable and accrued liabilities.................        (3,707)         (2,140)
 Debt.....................................................             -          (6,662)
 Deferred income taxes....................................          (550)           (888)
 Deferred gains and other liabilities.....................             -            (910)
 Minority Interest........................................          (200)              -
 Common stock.............................................             -              (1)
 Paid in capital..........................................             -          (2,726)
                                                            --------------- ---------------
 Purchase price(a)........................................ $       7,756   $         113
                                                            =============== ===============

-------------------
(a) The purchase price is net of cash acquired, totaling $261,000 and $302,000 in 2003 and 2002, respectively, and includes acquisition costs, totaling $92,000 and $190,000 in 2003 and 2002, respectively.

VESSEL CONSTRUCTION. Since January 1, 2001, the Company completed the construction of 15 crew, 2 anchor handling towing supply, 2 mini-supply, 1 supply and 3 towing supply vessels at an approximate aggregate cost of $179,649,000.

VESSEL DISPOSITIONS. The table below sets forth, during the fiscal years indicated, the number of vessels sold by type of service. At December 31, 2003, 35 vessels previously sold pursuant to sale and leaseback transactions remain chartered-in to the Company.

                  Type of Vessel                        2003          2002         2001
--------------------------------------------------  ------------  ------------  -----------
 Anchor handling towing supply....................          2             4             1
 Crew.............................................         16            10            13
 Mini-supply......................................          2             -             3
 Standby safety...................................          1             3             6
 Supply...........................................          1             2             -
 Towing supply....................................          6             6             5
 Utility..........................................         28             5             7
 Project..........................................          -             1             -
                                                    ------------  ------------  -----------
                                                           56            31            35
                                                    ============  ============  ===========

OTHER MAJOR EQUIPMENT ADDITIONS. Since January 1, 2001, the Company has accepted delivery of 327 newly constructed barges, 4 newly constructed helicopters and 4 pre-owned helicopters for an approximate aggregate cost of $107,596,000.

CHILES DISPOSITION. On August 7, 2002, the stockholders of Chiles Offshore Inc. ("Chiles") approved a merger (the "Chiles Merger") with ENSCO and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders received $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock they owned at the time of the merger. Upon completion of this merger, the Company received $25,365,000 in cash and 3,176,646 shares of ENSCO's common stock, valued at $73,444,000 on date of close, and recognized an after-tax gain of $12,817,000, or $0.61 per diluted share.

Chiles Offshore LLC, the predecessor to Chiles, was formed in 1997 for the purpose of constructing, owning and operating ultra-premium jackup drilling rigs. The Company consolidated the reporting of financial information of Chiles from its inception in 1997 until its initial public offering of common stock in September 2000 (the "Chiles IPO"). As a consequence of the Chiles IPO, the Company's ownership interest in Chiles was reduced, and the Company ceased its consolidation of Chiles and began accounting for its ownership interest in Chiles using the equity method.

The Company received approximately $2,006,000 and $240,000 in 2002 and 2001, respectively, for management and legal services provided to Chiles. Chiles also paid the Company approximately $65,000 for services provided by one of its offshore marine vessels in 2001.

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES:

Investments, carried at equity, and advances to 50% or less owned companies were as follows:

(in thousands)                                                         December 31,
                                                               ----------------------------
        50% or Less Owned Companies            Ownership           2003           2002
------------------------------------------- ---------------    -------------  -------------
TMM Joint Venture.......................         40.0%         $    10,284    $    15,701
Globe Wireless, L.L.C...................         38.0%              16,593         17,793
Pelican Offshore Services Pte Ltd.......         50.0%               8,540          9,832
Ultragas Joint Venture..................         50.0%               5,908          4,477
Other...................................      29.6%-50.0%           18,523         13,556
                                                               -------------  -------------
                                                               $    59,848    $    61,359
                                                               =============  =============

COMBINED CONDENSED FINANCIALS. Summarized unaudited financial information for the Company's investments, at equity, is as follows:

                                                                          December 31,
                                                                  ----------------------------
(in thousands, unaudited)                                             2003           2002
----------------------------------------------------------------  ------------- --------------
Current assets..................................................  $    68,496   $    78,433
Noncurrent assets...............................................       94,334       111,516
Current liabilities.............................................       26,271        28,233
Noncurrent liabilities..........................................       29,870        38,390


                                                             Year ended December 31,
                                                   -------------------------------------------
                                                       2003           2002           2001
                                                   -------------  ------------- --------------
Equity Investees, excluding Chiles:
    Operating revenues...........................  $   122,388    $   112,725   $   103,990
    Operating income.............................       10,892         16,601         2,697
    Net income...................................        7,110          8,690         3,265
Chiles:
    Operating revenues...........................            -         58,405        74,184
    Operating income.............................            -          4,184        29,688
    Net income...................................            -          7,326        22,546


At December 31, 2003, cumulative net undistributed losses of 50% or less owned companies accounted for by the equity method included in the Company's consolidated retained earnings was $2,552,000.

TMM JOINT VENTURE. In 1994, the Company and Grupo TMM, S.A., formerly Transportacion Maritima Mexicana S.A. de C.V., a Mexican corporation ("TMM"), organized a joint venture to serve the Mexican offshore market. At December 31, 2003, the joint venture operated 31 vessels, 15 owned and 16 chartered-in, including 12 vessels provided by the Company and 4 vessels provided by other vessel owners. Since commencement of operations, the Company has sold 11 of its vessels to the joint venture.

The Company guarantees up to 40% of obligations for nonpayment that may arise from the bareboat charter-in of three vessels by the TMM joint venture. At December 31, 2003, the Company's guarantee was limited to approximately $9,300,000 and terminates upon completion of the charters, expected in 2008 and 2009. A $750,000 promissory note previously issued the Company as partial payment by the TMM joint venture for the purchase of a vessel from the Company was repaid in 2003. Revenues earned by the Company from the charter of vessels and management services provided the TMM joint venture in 2003, 2002 and 2001 totaled $11,264,000, $7,041,000 and $4,890,000, respectively. During 2003, the joint venture paid the Company an $8,000,000 dividend.

GLOBE WIRELESS L.L.C. Globe Wireless L.L.C. ("Globe Wireless") and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. At December 31, 2003, the Company owned beneficially approximately 38% of the voting equity of Globe Wireless.

Since its inception in 1990, Globe Wireless has experienced negative cash flow. The Company presently expects Globe Wireless can achieve operating cash break-even without requiring additional capital funding from shareholders. There can be no assurances that Globe Wireless' future operations will successful. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment.

Globe Wireless provides the Company's offshore marine business segment with a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. In fiscal 2003, 2002 and 2001, the Company paid approximately $1,525,000, $1,904,000 and $2,126,000, respectively, to Globe Wireless for services and merchandise provided the Company.

PELICAN OFFSHORE SERVICES PTE LTD. During 2000, the Company entered into a joint venture owned 50% by each of the Company and Penguin Boat International Limited, a Singapore corporation, ("Penguin"). The joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), owns 7 newly built Fast Support Vessels (also known as multipurpose crew vessels) that operate in Asia. At December 31, 2003, the Company had outstanding loans to Pelican totaling approximately $2,197,000. The Company also presently guarantees up to $1,500,000 of amounts owed by the Pelican joint venture under its banking facilities that is expected to mature in 2006.

ULTRAGAS JOINT VENTURE. In 1996, the Company acquired an equity interest in Ultragas Smit Lloyd Ltda ("Ultragas") and certain other entities affiliated with Ultragas that own and operate vessels. Since 1996, the Company and Sociedad Naviera Ultragas Ltda, the Company's joint venture partner in Ultragas and its affiliated companies, formed additional corporations for purposes of owning and operating additional vessels. As of December 31, 2003, this joint venture owned 6 vessels that operated in Chile, Argentina and Brazil.

OTHER. The Company's other business ventures include offshore marine businesses that own 15 and charter-in an additional vessel, environmental services businesses, an entity that develops and sells software to the ship brokerage and shipping industry, and a corporation that owns a Handymax Dry-Bulk ship. At December 31, 2003, loans of $2,995,000 were payable to the Company from certain of these joint ventures. The Company is guarantor of up to $5,224,000 with respect to amounts owing pursuant to a vessel charter between a joint venture in which the Company owns a 50% interest and the vessel owner. The Company's guarantee declines over the life of the charter and terminates in 2009. During 2003 and 2002, the Company received dividends, totaling $2,520,000 and $1,889,000, respectively, from its other business ventures.

7. CONSTRUCTION RESERVE FUNDS:

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. In accordance with this statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company's temporary deferral of taxable gains realized from the sale of the vessels. From date of deposit, withdrawals from the joint depository construction reserve fund accounts are subject to prior written approval of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. Construction reserve funds are classified as non-current assets as the Company has the intent and ability to maintain the funds for more than one year and/or use the funds to acquire fixed assets. Income from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into joint depository construction reserve funds.

8. INCOME TAXES:

Income before income taxes, minority interest and equity in net earnings of 50% or less owned companies derived from the United States and foreign operations for the years ended December 31, are as follows:

(in thousands)                                               2003           2002            2001
-----------------------------------------------------    ------------    -----------     -----------
United States...................................        $     5,165     $    25,629     $    63,091
Foreign.........................................             16,284          40,513          39,247
                                                         ------------    -----------     -----------
                                                        $    21,449     $    66,142     $   102,338
                                                         ============    ===========     ===========

The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31:

(in thousands)                                               2003           2002            2001
-----------------------------------------------------    ------------    -----------     -----------
Current:
  State...........................................      $       681     $       991     $       790
  Federal.........................................           (6,648)          2,106           7,844
  Foreign.........................................            6,585           2,910           5,717

Deferred:
  Federal.........................................            9,888          16,996          21,123
  Foreign.........................................             (110)             31              97
                                                         ------------    -----------     -----------
                                                        $    10,396     $    23,034     $    35,571
                                                         ============    ===========     ===========

The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

                                                  2003                2002                2001
                                            -----------------  ------------------  ------------------
  Statutory rate..........................          35.0 %             35.0 %              35.0 %
  Valuation allowance.....................           9.0 %              -   %               -   %
  Non-deductible expenses.................           2.1 %              -   %               -   %
  Foreign and state taxes.................           2.1 %              1.4 %               1.0 %
  Other...................................           0.3 %             (1.6)%              (1.2)%
                                            -----------------  ------------------  ------------------
                                                    48.5 %             34.8 %              34.8 %
                                            =================  ==================  ==================

The components of the net deferred income tax liabilities for the years ended December 31 were as follows:

 (in thousands)                                                               2003           2002
----------------------------------------------------------------------    ------------    -----------
Deferred tax liabilities:
       Property and equipment.......................................     $   154,902     $   128,753
       Unremitted earnings of foreign subsidiaries..................          34,624          33,244
       Marketable securities........................................           6,955          12,890
       Currency translation.........................................           6,998           3,094
       Other........................................................           3,860           3,429
                                                                          ------------    -----------
             Total deferred tax liabilities.........................         207,339         181,410
                                                                          ------------    -----------
Deferred tax assets:
       Net operating loss carryforwards.............................     $     5,151     $         -
       Foreign tax credit carryforwards.............................           6,607           4,478
       Alternative minimum tax credit carryforward..................             927             927
       Other........................................................           1,795           1,086
                                                                          ------------    -----------
             Total deferred tax assets..............................          14,480           6,491
             Valuation allowance....................................          (1,937)              -
                                                                          ------------    -----------
             Net deferred tax assets................................          12,543           6,491
                                                                          ------------    -----------
                   Net deferred tax liabilities.....................     $   194,796     $   174,919
                                                                          ============    ===========

As of December 31, 2003, the Company has not recognized a deferred tax liability of $9,198,000 on $26,281,000 of undistributed earnings for certain non-U.S. subsidiaries and business ventures because it considers those earnings to be indefinitely reinvested abroad. As of December 31, 2003, the Company has net operating loss carryforwards approximating $14,700,000 that expires in 2023. The Company's alternative minimum tax credits can be carryforward indefinitely.

As of December 31, 2003, the Company also has foreign tax credit carryforwards of $6,607,000 that expire from 2004 through 2008. Based on projections completed during the fourth quarter of 2003, the Company has determined that the foreign tax credits due to expire in 2004 and 2005 may not be utilized, resulting in a recorded valuation allowance of $1,937,000. The Company believes it is more likely than not that the remaining net foreign tax credit carryforwards will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

For employee stock options that are exercised, the Company receives an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. For employee restricted stock grants, the Company receives an income tax benefit or accrues additional taxes based on the difference between the fair market value of the stock at the time of grant and at the time of vesting. The combined benefit, which is recorded in stockholders' equity, was $478,000 and $1,608,000 in 2003 and 2002, respectively.

9. LONG-TERM DEBT:

Long-term debt balances, maturities and interest rates are as follows as of December 31:

(in thousands)                                                                               2003              2002
------------------------------------------------------------------------------------     -------------     -------------
7.2% Senior Notes due 2009, interest payable semi-annually.........................     $   134,500       $   134,500
5-7/8% Senior Notes due 2012, interest payable semi-annually.......................         200,000           200,000
5-3/8% Convertible Subordinated Notes due 2006, interest payable semi-annually.....               -            35,319
5.467% Subordinated Promissory Notes due SMIT in 2004, interest payable quarterly..               -            23,200
Promissory Notes due the prior shareholders of Putford Enterprises Ltd., bearing
  interest at 4%, principal and interest due April 2005............................               -            12,032
Other obligations due various financial institutions, secured by equipment.........             158             1,385
                                                                                         -------------     -------------
                                                                                            334,658           406,436
Less   - Portion due within one year...............................................             (93)             (614)
       - Debt discount, net........................................................          (2,386)           (3,704)
                                                                                         -------------     -------------
                                                                                        $   332,179       $   402,118
                                                                                         =============     =============

Maturities of long-term debt following December 31, 2003 are as follows:

(in thousands)                             2004          2005          2006          2007          2008      Thereafter
------------------------------------    ----------    ----------    ----------    ----------    ----------   -----------
Amount.........................        $       93    $       41    $       24    $        -    $        -   $   334,500
                                        ==========    ==========    ==========    ==========    ==========   ===========

7.2% NOTES. The Company's 7.2% Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a "make-whole" premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture. During 2002, the Company purchased $13,000,000 principal amount of its 7.2% Notes in the open market that resulted in the recognition of a $1,522,000 debt extinguishment loss.

5-7/8% SENIOR NOTES. During the third quarter of 2002, SEACOR completed the sale of $200,000,000 aggregate principal amount of its 5-7/8% Senior Notes Due October 1, 2012 (the "5-7/8% Notes"). The 5-7/8% Notes were issued at a price of 98.839% of principal amount. Interest on the 5 7/8% Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 2003. The 5-7/8% Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium. The 5-7/8% Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. The Company incurred $842,000 of net underwriting fees associated with this transaction.

5-3/8% CONVERTIBLE NOTES. On February 20, 2003, the Company redeemed all of the then outstanding principal amount of its 5-3/8% Notes, totaling $35,319,000, in exchange for $35,949,000 in cash and 45.4544 shares of Common Stock. The redemption resulted in the Company's recognition of a debt extinguishment loss of $1,124,000.

In 2002, the Company called for the redemption of $10,000,000 of the 5-3/8% Notes. The redemption price was $1,023.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of 5-3/8% Notes being called were able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes. The entire $10,000,000 was redeemed for cash totaling $10,352,472, including a premium and accrued interest. Also during 2002, the Company purchased $1,000,000 principal amount of the 5-3/8% Notes in the open market and $1,000 principal amount of the 5-3/8% Notes were voluntarily converted into 22.7272 shares of Common Stock. In connection with the redemptions and purchase of the 5-3/8% Notes during 2002, the Company recognized a debt extinguishment loss of $554,000.

In 2001, the Company called for the redemption of $100,000,000 of the $181,600,000 aggregate principal amount outstanding of the 5-3/8% Notes. The redemption price was $1,029.90 per $1,000 principal amount of notes plus accrued interest to the applicable redemption date. Holders of 5-3/8% Notes being called were able to convert any or all of their notes into 22.7272 shares of Common Stock per $1,000 principal amount of notes. The call, together with certain privately negotiated transactions, resulted in the conversion of $99,166,000 principal amount of the 5-3/8% Notes into 2,285,878 shares of Common Stock and redemption of $36,114,000 principal amount of the 5-3/8% Notes for approximately $37,970,000, including accrued interest. The redemption resulted in the Company's recognition of a debt extinguishment loss of $1,383,000.

5.467% SMIT NOTES. On March 4, 2003, the Company repaid the $23,200,000 aggregate principal amount of its 5.467% five-year subordinated promissory notes that were issued pursuant to a vessel purchase transaction.

PUTFORD NOTES. On April 7, 2003, the Company repaid the outstanding principal amount of its Promissory Notes due to the prior shareholders of Putford Enterprises Ltd, totaling $13,156,000. The redemption resulted in the Company's recognition of a debt extinguishment loss of $967,000.

REVOLVING CREDIT FACILITY. On February 5, 2002, the Company completed the syndication of a $200,000,000, five year, non-reducing, unsecured revolving credit facility. Advances under this revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard and Poor's and Moody's. Adjustments to the applicable margin are the only consequence of a change in the Company's credit rating. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The revolving credit facility contains no repayment triggers. As of December 31, 2003 and 2002, the Company had outstanding letters of credit of $1,275,000 and $175,000, respectively, advanced under the revolving credit facility. As of December 31, 2003, the Company had $198,725,000 available for future borrowings under the revolving credit facility.

During 2002, the Company repaid the then outstanding borrowings, totaling $30,000,000, and cancelled a letter of credit in connection with the acquisition of Stirling Shipping. Also during 2002, the Company incurred cancellation fees associated with its previous credit facility that resulted in the recognition of a $262,000 debt extinguishment loss.

10. COMMON STOCK:

The Company's Board of Directors has approved a securities repurchase plan, which allows the Company to acquire its outstanding Common Stock, 5-3/8% Notes, 7.2% Notes and 5-7/8% Notes (collectively, the "SEACOR Securities"). In 2003 and 2002, a total of 1,518,116 and 459,700 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $56,542,000 and $18,508,000, respectively. Also during 2002, the Company purchased $13,000,000 principal amount of its 7.2% Notes and $11,000,000 principal amount of its 5-3/8% Notes for a total of $15,407,940. As of December 31, 2003, the Company had approximately $58,184,000 available for the repurchase of additional SEACOR Securities that may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

11. BENEFIT PLANS:

SEACOR SAVINGS PLAN. The Company provides a defined contribution plan to its employees. The Company's contribution is limited to 50% of the employee's first 6% of wages invested in such defined contribution plan and is subject to annual review by the Board of Directors. The Company's contributions to the plan were $1,072,000, $1,106,000 and $1,088,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

EMPLOYEE STOCK INCENTIVE PLANS. On November 22, 1992, April 18, 1996 and May 14, 2003, SEACOR's stockholders adopted the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan, and the 2003 Share Incentive Plan, respectively (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of Common Stock and additionally provides for the grant of stock appreciation rights, restricted stock awards, performance awards and stock units to key officers and employees of the Company. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the current plan. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. The Plans are administered by the Stock Option and Executive Compensation Committee of the Board of Directors (the "Compensation Committee"). A total of 2,500,000 shares of Common Stock have been reserved for issuance upon adoption of the Plans. During 2003 and 2002, and 183,955 and 62,360 shares of Common Stock and options to purchase shares of Common Stock were granted pursuant to the Plans, respectively. As of December 31, 2003, there were 974,542 shares available for future grant under the Plans.

On February 25, 2004, the Compensation Committee granted to certain officers and key employees of the Company 36,650 restricted shares of Common Stock with an aggregate market value of $1,578,000 on the grant date. Also on February 25, 2004, the Compensation Committee granted to certain officers and key employees of the Company, or conditionally agreed to grant in installments during 2004, options to purchase an aggregate of 92,150 shares of Common Stock. The exercise price of the options granted on February 25, 2004 was $43.05 per share of Common Stock. The options that the Compensation Committee agreed to conditionally grant in installments during 2004 will have an exercise price of the fair market value per share of Common Stock on the date of each installment.

EMPLOYEE STOCK PURCHASE PLAN. On May 23, 2000, the stockholders of SEACOR approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to
Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. A total of 300,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. During 2003 and 2002, a total of 21,142 and 19,684 shares, respectively, of Common Stock were issued from treasury pursuant to the Stock Purchase Plan. As of December 31, 2003, there were 243,251 shares available for future issuance pursuant to the Stock Purchase Plan.

NON-EMPLOYEE DIRECTOR STOCK INCENTIVE PLANS. On May 14, 2003, the stockholders of SEACOR approved the 2003 Non-Employee Director Share Incentive Plan ("Non-Employee Share Incentive Plan"). Under the Non-Employee Share Incentive Plan, each member of the Board of Directors who is not an employee of SEACOR will be granted automatically a stock option to purchase 3,000 of Common Stock on the date of each annual meeting of the stockholders of SEACOR commencing with the 2003 Annual Meeting of Stockholders of SEACOR. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. Options granted under the Non-Employee Share Incentive Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability or the change in control of SEACOR, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability. Also on the date of each Annual Meeting of Stockholders of SEACOR, each Non-Employee Director in office immediately following such annual meeting shall be granted the right to receive 500 shares of Common Stock with such shares to be delivered to such Non-Employee Director in four equal installments as follows: 125 shares on the date of such annual meeting and 125 shares on the dates that are three, six, and nine months thereafter (each such installment of shares, until the delivery date thereof, being referred to as an "Unvested Stock Award"); provided, however, if a Non-Employee Director's service as a director of SEACOR terminates for any reason, any and all Unvested Stock Awards shall terminate and become null and void. A total of 150,000 shares of Common Stock have been reserved under the Non-Employee Share Incentive Plan. During 2003, options were granted for the purchase of 24,000 shares of Common Stock and 3,000 shares of Common Stock were issued under the Non-Employee Share Incentive Plan. As of December 31, 2003, there were 123,000 shares available for future issuance pursuant to the Non-Employee Share Incentive Plan.

On May 23, 2000, the stockholders of SEACOR approved the 2000 Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan"). The Non-Employee Director Plan was terminated upon the adoption of the Non-Employee Share Incentive Plan. Options granted under the Non-Employee Director Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability. During 2002, options were granted for the purchase of 21,000 shares of Common Stock pursuant to the Non-Employee Director Plan.

SHARE AWARD TRANSACTIONS. The following transactions have occurred in connection with the employee stock incentive plans and the non-employee director stock incentive plans during the years ended December 31:

                                                     2003                           2002                           2001
                                         -----------------------------  ----------------------------   ----------------------------
                                                          Wt'ed Avg.                    Wt'ed Avg.                     Wt'ed Avg.
                                           Number of      Exercise/      Number of      Exercise/       Number of      Exercise/
                                            Shares       Grant Price       Shares      Grant Price        Shares      Grant Price
                                         -------------  --------------  ------------  --------------   ------------  --------------
Stock Option Activities -
    Outstanding, at beginning of year.       657,894     $     28.27        807,752    $     25.05         681,212    $     20.80
       Granted........................       118,300     $     38.13         21,900    $     48.69         139,800    $     44.73
       Exercised......................       (66,075)    $     14.16       (150,458)   $     11.66         (11,760)   $     11.20
       Canceled.......................        (3,500)    $     26.80        (21,300)   $     44.38          (1,500)   $     40.00
                                         -------------                  ------------                   ------------
    Outstanding, at end of year.......       706,619     $     31.25        657,894    $     28.27         807,752    $     25.05
                                         =============                  ============                   ============
    Options exercisable at year end...       555,226     $     28.42        530,062    $     25.01         549,113    $     18.35
                                         =============                  ============                   ============
Restricted stock awards granted.......        89,655     $     41.44         61,460    $     43.53          58,580    $     50.80
                                         =============                  ============                   ============
Director stock awards granted.........         3,000     $     38.62              -    $         -               -    $         -
                                         =============                  ============                   ============
Shares available for future grant.....     1,097,542                        243,140                        302,350
                                         =============                  ============                   ============


The following table summarizes certain information about the options outstanding at December 31, 2003 grouped into three exercise price ranges:

                                                                                     Exercise Price Range
                                                                 -------------------------------------------------------------
                                                                    $6.43 - $16.63      $20.50 - $29.67      $30.71 - $52.25
                                                                 -------------------  -------------------  -------------------
Options outstanding at December 31, 2003......................             166,842               72,828             466,949
Weighted-average exercise price...............................  $            11.65   $            28.96   $           38.61
Weighted-average remaining contractual life (years)...........                1.25                 4.27                8.05
Options exercisable at December 31, 2003......................             166,842               72,828             315,556
Weighted average exercise price of exercisable options........  $            11.65   $            28.96   $           37.16


On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over defined vesting periods. During 2003, 2002 and 2001, compensation cost recognized in connection with restricted stock awards totaled $2,855,000, $2,309,000 and $2,272,000, respectively. At December 31, 2003, there were 124,126 shares of unvested restricted stock outstanding at a weighted average price of $42.75. Of the unvested shares outstanding, 61,558, 25,969, 13,763, 11,418 and 11,418 shares will vest in 2004, 2005, 2006, 2007, and 2008, respectively.

12. RELATED PARTY TRANSACTIONS:

The Company manages barge pools as part of its inland river business segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in a pool. Mr. Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant's two children own barges that participate in the barge pools managed by the Company. In 2003 and 2002, the Company distributed $369,000 and $434,000, respectively, of barge pool results to Mr. Fabrikant and his affiliates, net of $91,000 and $87,000, respectively in management fees paid to the Company.

13. COMMITMENTS AND CONTINGENCIES:

Future capital expenditures, based upon the Company's commitments at December 31, 2003, to purchase 9 new vessels, 330 new inland river dry cargo barges, 24 new chemical tank barges, and one new helicopter, will approximate $139,837,000. Deliveries are expected over the next ten months. Subsequent to December 31, 2003, the Company committed to purchase additional equipment for $6,500,000.

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company's financial position or results of its operations.

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

As of December 31, 2003, the Company leases 36 vessels, resulting primarily from sale-leaseback transactions, 16 helicopters, 174 barges and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Vessel leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from 1 to 7 years. Certain of the gains realized from various sale-leaseback transactions, totaling $5,201,000, $13,822,000 and $11,447,000 in 2003, 2002 and
2001, respectively, have been deferred in the Consolidated Balance Sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company's operating leases in 2003, 2002 and 2001 totaled $24,372,000, $18,783,000 and $12,945,000, respectively. Future minimum payments under operating leases that have a remaining term in excess of one year at December 31, 2003:

(in thousands)                              Minimum
In the Years Ending December 31,            Payment
---------------------------------------  -------------

2004...............................     $     28,028
2005...............................           25,012
2006...............................           17,663
2007...............................           12,005
2008...............................            9,828
Years subsequent to 2008...........           12,879


14. MAJOR CUSTOMERS AND SEGMENT DATA:

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's basis of segmentation and its basis of measurement of segment profit have not changed from previous periods reported, except for a change in certain vessels' estimated residual values as described in Note 1 herein.

The Company's most significant business segment, offshore marine services, is primarily engaged in the operation of a diversified fleet of offshore support vessels serving oil and gas exploration and development activities in the U.S. Gulf of Mexico, the North Sea, West Africa, Asia, Latin America and Mexico and other international regions. The Company's vessels deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety services, and support the Company's environmental service segment's oil spill response activities. From time to time, vessels service special projects, such as well stimulation, seismic data gathering and freight hauling. In addition to vessel services, the Company's offshore marine services business offers logistics services, which include shorebase, marine transport and other supply chain management services also in support of offshore oil and gas exploration and development operations.

The Company's environmental services segment provides contractual oil spill response and other services, both domestically and internationally, to those who store, transport, produce or handle petroleum and certain non-petroleum oils, as required by the Oil Pollution Act of 1990, as amended ("OPA 90"), various state regulations and the United Nations' MARPOL 73/78 regulations. Services include training, consulting and supervision for emergency preparedness, response and crisis management associated with oil or hazardous material spills, fires and natural disasters and maintaining specialized equipment for immediate deployment in response to spills and other events. The Company maintains relationships with numerous environmental sub-contractors to assist with response operations, equipment maintenance and provide trained personnel for deploying equipment in a spill response. When oil spills occur, the Company mobilizes specialized oil spill response equipment, using either its own personnel or personnel under contract, to provide emergency response services for both land and marine oil spills. The Company's clients include tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, and pipeline operators. In accordance with Statement of Financial Accounting Standards No. 131, the Company's environmental services segment has been separately reported in the segment information presented below due to its improvement in operating results. Certain reclassifications of prior year information have been made to conform to the current year's reportable segment presentation.

"Other" business segment of the Company includes inland river dry cargo barge operations, aviation services and equity in earnings of 50% or less owned companies unrelated to the offshore marine services and environmental services segments. The Company's aviation services commenced operations on December 31, 2002 with the acquisition of Tex-Air Helicopters, Inc. The Company reported its equity in the earnings of Chiles, an owner and operator of jackup drilling rigs, until Chiles' merger with ENSCO on August 7, 2002.

Information about profit and loss and assets by business segment is as follows:

                                                                 Offshore                        "Other"
                                                                  Marine      Environmental      Business
    FOR THE YEAR ENDED DECEMBER 31, 2003 (IN THOUSANDS)          Services       Services         Segment         Total
-------------------------------------------------------------  -------------  --------------  --------------  ------------
OPERATING REVENUES:
  External customers..........................................$    315,822   $     44,045    $     46,342    $    406,209
  Intersegment................................................         294              -           2,257           2,551
                                                               -------------  --------------  --------------  ------------
                                                              $    316,116   $     44,045    $     48,599         408,760
                                                               =============  ==============  ==============
  Eliminations................................................                                                     (2,551)
                                                                                                              ------------
                                                                                                             $    406,209
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit (loss).....................................$      6,378   $      9,045    $      2,216    $     17,639
  Income from equipment sales and retirements, net............      17,866             83            (411)         17,538
  Other, net..................................................       5,055             (7)         (2,163)          2,885
  Equity in earnings (losses) of 50% or less owned companies..       2,306            (56)           (832)          1,418
                                                               -------------  --------------  --------------  ------------
                                                              $     31,605   $      9,065    $     (1,190)         39,480
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest income............................................                                                      7,531
   Interest expense...........................................                                                    (19,313)
   Debt extinguishment........................................                                                     (2,091)
   Gain on derivative transactions, net.......................                                                      2,389
   Gain from sale of marketable securities, net...............                                                      6,595
   Corporate..................................................                                                    (11,724)
   Equity in earnings of 50% or less owned companies..........                                                     (1,418)
                                                                                                              ------------
                                                                                                             $     21,449
                                                                                                              ============
ASSETS:
  Investments in and Receivables from 50% or less owned
    companies.................................................$     33,891   $        (10)   $     25,967    $     59,848
  Goodwill....................................................      12,646         14,264           1,798          28,708
  Other Segment Assets........................................     683,193         26,898         147,816         857,907
                                                               -------------  --------------  --------------  ------------
                                                              $    729,730   $     41,152    $    175,581         946,463
                                                               =============  ==============  ==============
  Corporate...................................................                                                    456,148
                                                                                                              ------------
                                                                                                             $  1,402,611
                                                                                                              ============
CAPITAL EXPENDITURES:
  Segment.....................................................$     93,673   $      2,139    $     65,473         161,285
                                                               =============  ==============  ==============
  Corporate...................................................                                                        557
                                                                                                              ------------
                                                                                                             $    161,842
                                                                                                              ============
DEPRECIATION AND AMORTIZATION:
  Segment.....................................................$     46,425   $      2,509    $      6,250          55,184
                                                               =============  ==============  ==============
  Corporate...................................................                                                        322
                                                                                                              ------------
                                                                                                             $     55,506
                                                                                                              ============

                                                                 Offshore                        "Other"
                                                                  Marine      Environmental      Business
    FOR THE YEAR ENDED DECEMBER 31, 2002 (IN THOUSANDS)          Services       Services         Segment         Total
-------------------------------------------------------------  -------------  --------------  --------------  ------------

OPERATING REVENUES:
  External customers..........................................$    367,914   $     22,087    $     13,157    $    403,158
  Intersegment................................................          55              -             212             267
                                                               -------------  --------------  --------------  ------------
                                                              $    367,969   $     22,087    $     13,369         403,425
                                                               =============  ==============  ==============
  Eliminations................................................                                                       (267)
                                                                                                              ------------
                                                                                                             $    403,158
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit (loss).....................................$     49,598   $      1,016    $      4,308    $     54,922
  Income from equipment sales and retirements, net............       8,625             10               -           8,635
  Other, net..................................................       6,307              -             118           6,425
  Equity in earnings (losses) of 50% or less owned companies..       5,353            (37)         (1,611)          3,705
                                                               -------------  --------------  --------------  ------------
                                                              $     69,883   $        989    $      2,815          73,687
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest income............................................                                                      8,833
   Interest expense...........................................                                                    (17,064)
   Debt extinguishment........................................                                                     (2,338)
   Gain upon sale of Chiles Offshore Inc......................                                                     19,719
   Loss from derivative transactions, net.....................                                                     (5,043)
   Gain from sale of marketable securities, net...............                                                      3,218
   Corporate..................................................                                                    (11,165)
   Equity in earnings of 50% or less owned companies..........                                                     (3,705)
                                                                                                              ------------
                                                                                                             $     66,142
                                                                                                              ============
ASSETS:
  Investments in and Receivables from 50% or less owned
    companies.................................................$     39,155   $         83    $     22,121    $     61,359
  Goodwill....................................................      12,646         14,172           1,523          28,341
  Other Segment Assets........................................     878,526         12,386          71,281         962,193
                                                               -------------  --------------  --------------  ------------
                                                              $    930,327   $     26,641    $     94,925       1,051,893
                                                               =============  ==============  ==============
  Corporate...................................................                                                    435,214
                                                                                                              ------------
                                                                                                             $  1,487,107
                                                                                                              ============
CAPITAL EXPENDITURES:
  Segment.....................................................$     94,037   $      1,284    $     43,989         139,310
                                                               =============  ==============  ==============
  Corporate...................................................                                                        396
                                                                                                              ------------
                                                                                                             $    139,706
                                                                                                              ============
DEPRECIATION AND AMORTIZATION:
  Segment.....................................................$     50,846   $      3,280    $      1,885          56,011
                                                               =============  ==============  ==============
  Corporate...................................................                                                        233
                                                                                                              ------------
                                                                                                             $     56,244
                                                                                                              ============
    FOR THE YEAR ENDED DECEMBER 31, 2001 (IN THOUSANDS)
-------------------------------------------------------------
OPERATING REVENUES:
  External customers..........................................$    398,557   $     26,847    $      9,386    $    434,790
  Intersegment................................................         566              -             212             778
                                                               -------------  --------------  --------------  ------------
                                                              $    399,123   $     26,847    $      9,598         435,568
                                                               =============  ==============  ==============
  Eliminations................................................                                                       (778)
                                                                                                              ------------
                                                                                                             $    434,790
                                                                                                              ============
REPORTABLE SEGMENT PROFIT:
  Operating profit (loss).....................................$     96,821   $      2,037    $      2,208    $    101,066
  Income from equipment sales and retirements, net............       9,180              6            (156)          9,030
  Other, net..................................................       1,384              -               8           1,392
  Equity in earnings (losses) of 50% or less owned companies..       3,882             26             398           4,306
                                                               -------------  --------------  --------------  ------------
                                                              $    111,267   $      2,069    $      2,458         115,794
                                                               =============  ==============  ==============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest income............................................                                                     13,546
   Interest expense...........................................                                                    (21,998)
   Debt extinguishment........................................                                                     (1,383)
   Gain on derivative transactions, net.......................                                                      4,127
   Gain from sale of marketable securities, net...............                                                      5,689
   Corporate..................................................                                                     (9,131)
   Equity in earnings of 50% or less owned companies..........                                                     (4,306)
                                                                                                              ------------
                                                                                                             $    102,338
                                                                                                              ============
ASSETS:
  Investments in and Receivables from 50% or less owned
    companies.................................................$     49,618   $        303    $    103,906    $    153,827
  Goodwill....................................................      12,537         14,172           1,523          28,232
  Other Segment Assets........................................     862,611         14,240          30,787         907,638
                                                               -------------  --------------  --------------  ------------
                                                              $    924,766   $     28,715    $    136,216       1,089,697
                                                               =============  ==============  ==============
  Corporate...................................................                                                    208,441
                                                                                                              ------------
                                                                                                             $  1,298,138
                                                                                                              ============
CAPITAL EXPENDITURES:
  Segment.....................................................$     92,495   $      3,762    $     11,141         107,398
                                                               =============  ==============  ==============
  Corporate...................................................                                                         47
                                                                                                              ------------
                                                                                                             $    107,445
                                                                                                              ============
DEPRECIATION AND AMORTIZATION:
  Segment.....................................................$     52,871   $      4,288    $      1,110          58,269
                                                               =============  ==============  ==============
  Corporate...................................................                                                         55
                                                                                                              ------------
                                                                                                             $     58,324
                                                                                                              ============

In 2003 and 2002, the Company did not earn revenues from a single customer that was greater than or equal to 10% of total revenues. Revenues earned by the Company's offshore marine and environmental services businesses for services rendered to divisions or subsidiaries of one customer totaled $42,240,000, or 10%, of revenues in 2001. Revenues attributed to geographic areas were based upon the country of domicile for offshore marine and drilling service segment customers and the country in which the Company provided oil spill protection or other related training and consulting services for environmental service segment customers. The Company considers long-lived assets to be property and equipment that has been distributed to geographical areas based upon the assets' physical location during the applicable period. Certain of the Company's offshore marine service segment's long-lived vessel assets relocate between its geographical areas of operation. The costs of long-lived vessel assets that are relocated have been allocated between geographical areas of operation based upon length of service in the applicable region. The following table is presented for the years ending December 31.

(in thousands)                                        2003            2002           2001
------------------------------------------------   ------------   -------------   ------------
Revenues:
   United States of America.................      $   217,677    $   212,291     $   267,195
   United Kingdom...........................           71,996         83,033          74,477
   Nigeria..................................           26,329         36,130          29,425
   Other....................................           90,207         71,704          63,693
                                                   ------------   -------------   ------------
                                                  $   406,209    $   403,158     $   434,790
                                                   ============   =============   ============
Property and Equipment:
   United States of America.................      $   387,895    $   365,474     $   335,648
   United Kingdom...........................          131,561        182,741         186,686
   Mexico...................................           80,699         15,547          20,900
   Nigeria..................................           46,142         42,121          39,973
   Other....................................           91,919        132,085         151,550
                                                   ------------   -------------   ------------
                                                  $   738,216    $   737,968     $   734,757
                                                   ============   =============   ============

For the years ended December 31, 2003, 2002 and 2001, approximately 46%, 47%, and 39%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign operations, primarily contained in its offshore marine service segment, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, terrorist attacks, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although historically the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations. Oil spill response and related training and consulting service revenues derived from foreign markets have not been material and barge and helicopter operations are limited to the U.S.

15. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

(in thousands)                                                                               2003       2002        2001
----------------------------------------------------------------------------------------   ---------  ---------   ---------
Income taxes paid....................................................................      $  5,341   $ 15,435    $ 14,244
Income taxes refunded................................................................        10,000          -           -
Interest paid........................................................................        22,421     16,194      21,262
Schedule of Non-Cash Investing and Financing Activities:
    Cancellation of sales-type lease.................................................         1,710          -           -
    Exchange of assets with affiliate................................................           170          -           -
    Property exchanged for investment in and notes receivable from 50% or less owned
      company........................................................................             -          -      17,688
    Conversion of 5 3/8% Notes            - Common Stock.............................             2          1      98,824
    Acquisition of ERST/O'Brien's Inc. with
                                          - Common Stock.............................             -          -       1,284
    Acquisition of Plaisance with         - Common Stock.............................             -          -       3,163
                                          - assumption of debt.......................             -          -         700
    Acquisition of Rincon vessels with    - assumption of debt.......................             -          -      13,600
    Acquisition of Stirling Shipping with - Common Stock.............................             -          -      12,777
                                          - assumption of debt.......................             -          -      61,900
                                          - notes, including debt discount...........             -          -      21,200
    Acquisition of Tex-Air with           - Common Stock.............................             -      2,727           -
                                          - assumption of debt.......................             -      6,662           -


16. OTHER ASSETS:

Other assets as of December 31 include the following:

(in thousands)                                                     2003             2002
----------------------------------------------------------      -----------     ------------
Goodwill, net of amortization.......................           $   28,708      $   28,341
Deferred financing costs, net of amortization.......                2,627           3,055
Net sale-type leases................................                    -           2,443
Notes receivable....................................                1,135              15
Common stock investments, carried at cost...........                  700           1,190
Refundable deposits.................................                  902           2,684
Other...............................................                  117             960
                                                                -----------     ------------
Total other assets..................................           $   34,189      $   38,688
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

                                                                                   Quarter Ended
                                                           --------------------------------------------------------------
(in thousands, except share data)                           Dec. 31,         Sept. 30,        June 30,         March 31,
-----------------------------------------------------      -----------      -----------      -----------      -----------
2003:
Revenue.........................................          $   100,956      $   103,234      $   105,159           96,860
Operating income (loss).........................               (7,837)           3,883            8,638            1,045
Net income (loss)...............................               (1,730)           2,897            6,443            4,344

Basic earnings (loss) per common share..........          $     (0.09)     $      0.16      $      0.34      $      0.22
                                                           ===========      ===========      ===========      ===========

Diluted earnings (loss) per common share........          $     (0.09)     $      0.15      $      0.33      $      0.22
                                                           ===========      ===========      ===========      ===========

2002:
Revenue.........................................          $    99,708      $   102,137      $    97,670      $   103,643
Operating income................................                3,743           10,025            9,738           20,251
Net income......................................                1,638           21,295           12,248           11,406

Basic earnings per common share.................          $      0.08      $      1.06      $      0.61      $      0.57
                                                           ===========      ===========      ===========      ===========

Diluted earnings per common share...............          $      0.08      $      1.02      $      0.59      $      0.55
                                                           ===========      ===========      ===========      ===========

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of SEACOR SMIT Inc. and subsidiaries as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated March 9, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in
Item 15(a) of this Form 10-K as of and for the years ended December 31, 2003 and 2002. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the 2003 and 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP

New Orleans, Louisiana
March 9, 2004

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE


THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ON FINANCIAL STATEMENT SCHEDULE IN CONNECTION WITH SEACOR SMIT INC.'S FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 AS THEY HAVE CEASED OPERATIONS. SEACOR SMIT INC. IS INCLUDING THIS COPY OF ARTHUR ANDERSON LLP'S AUDIT REPORT PURSUANT TO RULE 2-02(E) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933, AS AMENDED.



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




                                             /s/ Arthur Andersen LLP

New Orleans, Louisiana
February 21, 2002

                        SEACOR SMIT INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                   Balance          Allowances        Charges to                          Balance
                                                  Beginning         Assumed in         Cost and            (a)              End
               Description                         of Year         Acquisitions        Expenses        Deductions         of Year
-------------------------------------------     --------------     -------------     -------------     ------------     ------------
Year Ended December 31, 2003
    Allowance for doubtful accounts
    (deducted from accounts receivable)...     $      1,421       $        718      $        829      $        168     $      2,800
                                                ==============     =============     =============     ============     ============

Year Ended December 31, 2002
    Allowance for doubtful accounts
    (deducted from accounts receivable)...     $      1,635       $          0      $          9      $        223     $      1,421
                                                ==============     =============     =============     ============     ============

Year Ended December 31, 2001
    Allowance for doubtful accounts
    (deducted from accounts receivable)...     $      1,310       $          0      $        947      $        622     $      1,635
                                                ==============     =============     =============     ============     ============


(a) Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.