Form 10-K/A
period 2003-12-31
SEACOR SMIT INC
filed 2004-04-06
CIK 859598

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

                                EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of SEACOR Holdings Inc. for the fiscal year ended December 31, 2003, that was originally filed on March 15, 2004, is being filed solely to correct a typographical error in Item 15 of Part
IV. Specifically, in a table in Note 5: "Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements, under the sub-heading "Unaudited Pro Forma Information" net income for 2001 was $72,883 and not $73,72,883. This amendment does not reflect events occurring after the filing of the original 10-K.

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

10.23      *+       List of Named Executive Officers which received awards of
                    Type A Restricted Stock pursuant to a Type A Restricted
                    Stock Grant Agreement, the form of which is attached hereto as Exhibit 10.12. (Incorporated by reference to Exhibit
                    10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

10.24      *+       List of Named Executive Officers which received awards of
                    Type B Restricted Stock pursuant to a Type B Restricted
                    Stock Grant Agreement, the form of which is attached hereto as Exhibit 10.13. (Incorporated by reference to Exhibit
                    10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

10.25      *        SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive
                    Plan. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

10.26      *        SEACOR SMIT Inc. 2003 Share Incentive Plan. (Incorporated by
                    reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

21.1       *        List of Registrant's Subsidiaries. (Incorporated by
                    reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

23.1       *        Consent of Ernst & Young LLP. (Incorporated by reference to
                    Exhibit 23.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

23.2       *        Notice Regarding Consent of Arthur Andersen LLP.
                    (Incorporated by reference to Exhibit 23.2 of the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003 and filed with the Commission on March 15,
                    2004.)

23.3                Consent of Ernst & Young LLP.

23.4                Notice Regarding Consent of Arthur Andersen LLP.

31.1       *        Certification by the Chief Executive Officer Pursuant to
                    Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
                    (Incorporated by reference to Exhibit 31.1 of the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003 and filed with the Commission on March 15,
                    2004.)

31.2       *        Certification by the Chief Financial Officer Pursuant to
                    Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
                    (Incorporated by reference to Exhibit 31.2 of the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2003 and filed with the Commission on March 15,
                    2004.)

31.3 Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.4 Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1       *        Certification by the Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

32.2       *        Certification by the Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Commission on March 15, 2004.)

32.3 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                     SEACOR Holdings Inc.
                                     (Registrant)

                                     /s/ Randall Blank
                                     -------------------------------
                                     Randall Blank
                                     Executive Vice President, Chief
                                     Financial Officer and Secretary
                                     (Principal Financial Officer)

April 6, 2004

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


Consolidated Financial Statements:
                                                                                           Page
        Reports of Independent Auditors................................................     10

        Consolidated Balance Sheets as of December 31, 2003 and 2002...................     12

        Consolidated Statements of Income for the Years Ended
           December 31, 2003, 2002 and 2001............................................     13

        Consolidated Statements of Changes in Equity for the Years Ended
           December 31, 2003, 2002 and 2001............................................     14

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2003, 2002 and 2001............................................     15

        Notes to Consolidated Financial Statements.....................................     16

Financial Schedule:

        Reports of Independent Auditors on Financial
           Statement Schedule..........................................................     37

        Valuation and Qualifying Accounts for the
           Years ended December 31, 2003, 2002 and 2001................................     39



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


                                                                    For the Year Ended December, 31
                                                           -------------------------------------------------
 (in thousands, except share data, unaudited)                   2003             2002             2001
---------------------------------------------------------- ---------------- ---------------  ---------------
 Revenue..............................................    $      433,648   $      420,047   $      468,582
 Net income...........................................            10,475           45,914           72,883
 Basic earnings per share.............................              0.55             2.29             3.66



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

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                              Description
------                              -----------

23.3                Consent of Ernst & Young LLP.

23.4                Notice Regarding Consent of Arthur Andersen LLP.

31.3 Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.4 Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.3 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.