Form 10-Q
period 2004-03-31
SEACOR SMIT INC
filed 2004-05-10
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   March 31, 2004   or
                                            --------------       --------------

[  ]       Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the transition period from                   to
                                            --------------      ---------------

           Commission file number     1-12289
                                      -----------------------------------------

                              SEACOR HOLDINGS INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      13-3542736
-------------------------------------     --------------------------------------
  (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or Organization)                    Identification No.)


  11200 Richmond, Suite 400, Houston, Texas                     77082
----------------------------------------------        --------------------------
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

The total number of shares of common stock, par value $.01 per share, outstanding as of May 3, 2004 was 18,532,868. The Registrant has no other class of common stock outstanding.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
Part I.    Financial Information

           Item 1.   Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets as of
                          March 31, 2004 and December 31, 2003 (unaudited)....................................1

                     Condensed Consolidated Statements of Operations for each of the
                          Three Months Ended March 31, 2004 and 2003 (unaudited)..............................2

                     Condensed Consolidated Statements of Cash Flows for each of the
                          Three Months Ended March 31, 2004 and 2003 (unaudited)..............................3

                     Notes to the Condensed Consolidated Financial Statements (unaudited).....................4

           Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...........................................................7

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................12

           Item 4.   Controls and Procedures.................................................................12

Part II.   Other Information

           Item 2.   Purchases of Equity Securities by the Issuer and Affiliated Purchasers..................13

           Item 6.   Exhibits and Reports on Form 8-K........................................................13


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                                           March 31,           December 31,
                                                                                              2004                 2003
                                                                                        -----------------    -----------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents.......................................................    $        237,359     $        263,135
   Available-for-sale securities...................................................              58,267               48,856
   Trade and other receivables, net of allowance for
      doubtful accounts of $3,039 and $2,800, respectively.........................              99,156              108,676
   Prepaid expenses and other current assets.......................................              24,200               23,551
                                                                                        -----------------    -----------------
      Total current assets.........................................................             418,982              444,218
                                                                                        -----------------    -----------------
Investments, at Equity, and Receivables from
    50% or Less Owned Companies....................................................              59,918               59,848
Property and Equipment.............................................................           1,037,134            1,021,703
   Less accumulated depreciation...................................................            (294,571)            (283,487)
                                                                                        -----------------    -----------------
      Net property and equipment...................................................             742,563              738,216
                                                                                        -----------------    -----------------
Construction Reserve Funds.........................................................             145,876              126,140
Other Assets.......................................................................              34,087               34,189
                                                                                        -----------------    -----------------
                                                                                       $      1,401,426     $      1,402,611
                                                                                        =================    =================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt...............................................    $             71     $             93
   Accounts payable and accrued expenses...........................................              25,137               30,333
   Other current liabilities.......................................................              58,768               47,089
                                                                                        -----------------    -----------------
      Total current liabilities....................................................              83,976               77,515
                                                                                        -----------------    -----------------
Long-Term Debt.....................................................................             332,225              332,179
Deferred Income Taxes..............................................................             189,340              190,704
Deferred Income and Other Liabilities..............................................              27,492               29,858
Minority Interest in Subsidiaries..................................................               1,864                1,909
Stockholders' Equity:
   Common stock, $.01 par value, 24,506,240 and 24,466,010 shares
      issued at March 31, 2004 and December 31, 2003...............................                 245                  245
   Additional paid-in capital......................................................             410,537              408,828
   Retained earnings...............................................................             528,420              531,384
   Treasury stock, 5,973,672 and 5,884,971 shares at
      March 31, 2004 and December 31, 2003, at cost................................            (187,267)            (183,531)
   Unamortized restricted stock compensation.......................................              (3,978)              (2,998)
   Accumulated other comprehensive income -
       Cumulative translation adjustments..........................................              14,911               12,994
       Unrealized gain on available-for-sale securities............................               3,661                3,524
                                                                                        -----------------    -----------------
      Total stockholders' equity...................................................             766,529              770,446
                                                                                        -----------------    -----------------
                                                                                       $      1,401,426     $      1,402,611
                                                                                        =================    =================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                      2004                 2003
                                                                                -----------------     ----------------
Operating Revenues............................................................ $      95,974         $      96,860
                                                                                -----------------     ----------------

Costs and Expenses:
   Operating expenses.........................................................        75,030                67,100
   Administrative and general.................................................        15,076                14,079
   Depreciation and amortization..............................................        13,961                14,636
                                                                                -----------------     ----------------
                                                                                     104,067                95,815
                                                                                -----------------     ----------------
Operating Income (Loss).......................................................        (8,093)                1,045
                                                                                -----------------     ----------------

Other Income (Expense):
   Interest income............................................................         1,379                 2,556
   Interest expense...........................................................        (5,378)               (5,506)
   Debt extinguishments.......................................................             -                (1,125)
   Income from equipment sales or retirements, net............................         3,638                 5,147
   Derivative income, net.....................................................            79                 1,749
   Foreign currency transaction gains, net....................................           466                   535
   Marketable securities sale gains, net......................................         2,749                 2,191
   Other, net.................................................................           119                     3
                                                                                -----------------     ----------------
                                                                                       3,052                 5,550
                                                                                -----------------     ----------------
Income (Loss) Before Income Tax Expense (Benefit), Minority
   Interest in (Income) Loss of Subsidiaries and Equity in
   Earnings of 50% or Less Owned Companies....................................        (5,041)                6,595
Income Tax Expense (Benefit)..................................................        (1,502)                2,399
                                                                                -----------------     ----------------
Income (Loss) Before Minority Interest in (Income) Loss of
   Subsidiaries and Equity in Earnings of 50% or Less
    Owned Companies...........................................................        (3,539)                4,196
Minority Interest in (Income) Loss of Subsidiaries............................             5                   (98)
Equity in Earnings of 50% or Less Owned Companies.............................           570                   246
                                                                                -----------------     ----------------
Net Income (Loss)............................................................. $      (2,964)        $       4,344
                                                                                =================     ================

Basic Earnings Per Common Share............................................... $       (0.16)        $        0.22
                                                                                =================     ================

Diluted Earnings Per Common Share............................................. $       (0.16)        $        0.22
                                                                                =================     ================

Weighted Average Common Shares:
   Basic.....................................................................     18,467,580            19,775,194
   Diluted...................................................................     18,467,580            20,362,120


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            ----------------------------------
                                                                                                 2004               2003
                                                                                            ---------------    ---------------
Net Cash Provided by Operating Activities..............................................    $         6,370    $         8,936
                                                                                            ---------------    ---------------

Cash Flows from Investing Activities:
   Purchase of property and equipment..................................................            (18,818)           (23,431)
   Proceeds from equipment sales.......................................................              7,037             69,794
   Purchase of available-for-sale securities...........................................            (21,645)           (14,382)
   Proceeds from sale of available-for-sale securities.................................             22,717             19,421
   Investments in and advances to 50% or less owned companies..........................                (12)            (6,000)
   Principal payments on notes due from 50% or less owned companies....................                523                627
   Dividends received from 50% or less owned companies.................................                123              2,197
   Net increase in construction reserve funds..........................................            (19,736)            (2,932)
   Cash settlements of derivative transactions.........................................                (71)               (59)
   Other, net..........................................................................                  -                121
                                                                                            ---------------    ---------------
      Net cash provided by (used in) investing activities..............................            (29,882)            45,356
                                                                                            ---------------    ---------------

Cash Flows from Financing Activities:
   Payments of long-term debt..........................................................                (32)           (59,451)
   Proceeds from share award plans.....................................................                433                367
   Common stock acquired for treasury..................................................             (4,085)           (14,310)
   Dividends paid to minority interest holders.........................................                (41)                 -
   Premium paid with 5-3/8% note extinguishment........................................                  -               (632)
                                                                                            ---------------    ---------------
      Net cash used in financing activities............................................             (3,725)           (74,026)
                                                                                            ---------------    ---------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...........................              1,461               (688)
                                                                                            ---------------    ---------------

Net Decrease in Cash and Cash Equivalents..............................................            (25,776)           (20,422)
Cash and Cash Equivalents, Beginning of Period.........................................            263,135            342,046
                                                                                            ---------------    ---------------
Cash and Cash Equivalents, End of Period...............................................    $       237,359    $       321,624
                                                                                            ===============    ===============

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The condensed consolidated financial information for the three months ended March 31, 2004 and 2003 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 2004 and 2003. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR Holdings Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR Holdings Inc.

Certain reclassifications of prior period information have been made to conform to the current period presentation.

2.       STOCK AND DEBT REPURCHASE PLAN

For the three months ended March 31, 2004, the Company acquired a total of 99,057 shares of its common stock for treasury at an aggregate cost of $4.1 million pursuant to its stock and debt repurchase plan and, as of March 31, 2004, $54.1 million of authority remains available to repurchase additional shares of its common stock, its 7.2% Senior Notes Due 2009 ("7.2% Notes") and its 5-7/8% Senior Notes due 2012 ("5-7/8% Notes"). Securities acquired pursuant to the Company's repurchase plan may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.


3.       COMMITMENTS AND CONTINGENCIES

The Company's remaining capital commitments as of March 31, 2004 for 7 new and 1 used vessel, 308 new dry cargo hopper barges, 24 new chemical tank barges and 3 new helicopters totaled $128.0 million, with deliveries expected throughout 2004. The Company also holds options to purchase 150 new dry cargo hopper barges for delivery in 2005.

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

4.       COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, the Company had total comprehensive losses of $0.9 million and $1.7 million, respectively. Other comprehensive losses consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

5.       EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per common share exclude certain options and share awards, totaling 327,454 and 284,285 in the three months ended March 31, 2004 and 2003, respectively, as the effect of their inclusion in the computation would have been antidilutive.


                                                                Net income     Average O/S      Per
                                                                  (loss)          Shares       Share
                                                              -------------- ---------------- -------
FOR THE THREE MONTHS ENDED MARCH 31, 2004:
   Basic Earnings Per Common Share..........................$    (2,964,000)     18,467,580  $ (0.16)
                                                                                              =======
   Effect of Dilutive Securities -
     Options and restricted stock............................             -               -
                                                              -------------- ----------------
   Diluted Earnings Per Common Share........................$    (2,964,000)     18,467,580  $ (0.16)
                                                              ============== ================ =======

FOR THE THREE MONTHS ENDED MARCH 31, 2003:
   Basic Earnings Per Common Share..........................$     4,344,000      19,775,194  $  0.22
                                                                                              =======
   Effect of Dilutive Securities -
     Options and restricted stock............................             -         167,739
     Convertible securities..................................       167,000         419,187
                                                              -------------- ----------------
   Diluted Earnings Per Common Share........................$     4,511,000      20,362,120  $  0.22
                                                              ============== ================ =======

6.       STOCK COMPENSATION

Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies could either adopt a "fair value method" of accounting for its stock based compensation plans or continue to use the "intrinsic value method" as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts for the three months ended March 31:

(in thousands, except share and option data)                    2004           2003
----------------------------------------------------------- -------------- -------------
Net income (loss), as reported............................ $     (2,964)  $      4,344
Add: stock based compensation using intrinsic value
    method................................................          416            487
Less: stock based compensation using fair value method....         (643)          (752)
                                                            -------------  -------------
Net income (loss), pro forma.............................. $     (3,191)  $      4,079
                                                            =============  =============

Basic earnings per common share:
  As reported............................................. $     (0.16)   $       0.22
  Pro forma...............................................       (0.17)           0.21

Diluted earnings per common share:
  As reported............................................. $     (0.16)   $       0.22
  Pro forma...............................................       (0.17)           0.21


The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods.

7.       SEGMENT INFORMATION

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In accordance with Statement of Financial Accounting Standards No 131, the Company's inland river services segment has been separately reported in the segment information presented below due to its increased significance resulting from capital expansion. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation. The Company's basis of measurement of segment profit or loss has not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                                                              Offshore                     Inland
                                                               Marine     Environmental     River
                                                              Services      Services       Services        Other         Total
                                                             ---------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS)
------------------------------------------------------------
OPERATING REVENUES:
  External customers........................................$    65,096  $     16,392    $      8,576  $      5,910   $    95,974
  Intersegment...............................................     1,196             -               -           795         1,991
                                                             -----------  --------------  ------------  -------------  -----------
                                                            $    66,292  $     16,392    $      8,576  $      6,705        97,965
                                                             ===========  ==============  ============  =============
  Eliminations...............................................                                                              (1,991)
                                                                                                                       -----------
                                                                                                                      $    95,974
                                                                                                                       ===========
REPORTABLE SEGMENT PROFIT (LOSS):
  Operating profit (loss)...................................$    (4,378) $        957    $        943  $     (2,610)  $   (5,088)
  Income (loss) from equipment sales or retirements, net.....     3,420            (3)             73           148         3,638
  Foreign currency transaction gains (losses), net...........       551            (2)              -             -           549
  Other, net.................................................         5             -               -             -             5
  Equity in earnings (losses) of 50% or less owned
    companies................................................     1,336             -               -          (766)          570
                                                             -----------  --------------  ------------  -------------  -----------
                                                            $       934  $        952    $      1,016  $     (3,228)        (326)
                                                             ===========  ==============  ============  =============
RECONCILIATION TO LOSS BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest income...........................................                                                               1,379
   Interest expense..........................................                                                              (5,378)
   Derivative income, net....................................                                                                  79
   Marketable securities sale gains, net.....................                                                               2,749
   Corporate expenses........................................                                                              (3,005)
   Corporate foreign currency transaction losses, net........                                                                 (83)
   Other, net................................................                                                                 114
   Equity in earnings of 50% or less owned companies.........                                                                (570)
                                                                                                                       -----------
                                                                                                                      $    (5,041)
                                                                                                                       ===========

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)
------------------------------------------------------------
OPERATING REVENUES:
  External customers........................................$    80,696  $      6,137    $      4,840  $      5,187   $    96,860
  Intersegment...............................................       411             -               -             -           411
                                                             -----------  --------------  ------------  -------------  -----------
                                                            $    81,107  $      6,137    $      4,840  $      5,187        97,271
                                                             ===========  ==============  ============  =============
  Eliminations...............................................                                                                (411)
                                                                                                                       -----------
                                                                                                                      $    96,860
                                                                                                                       ===========
REPORTABLE SEGMENT PROFIT (LOSS):
  Operating profit (loss)...................................$     3,312  $       (399)   $        884  $       (146)  $     3,651
  Income (loss) from equipment sales or retirements, net.....     5,307             -               -          (160)        5,147
  Foreign currency transaction gains, net....................       535             -               -             -           535
  Other, net.................................................         3             -               -             -             3
  Equity in earnings (losses) of 50% or less owned
   companies.................................................       549            (2)              -          (301)          246
                                                             -----------  --------------  ------------  -------------  -----------
                                                            $     9,706  $       (401)   $        884  $       (607)        9,582
                                                             ===========  ==============  ============  =============
RECONCILIATION TO INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EQUITY EARNINGS:
   Interest income...........................................                                                               2,556
   Interest expense..........................................                                                              (5,506)
   Debt extinguishments......................................                                                              (1,125)
   Derivative income, net....................................                                                               1,749
   Marketable securities sale gains, net.....................                                                               2,191
   Corporate expenses........................................                                                              (2,606)
   Equity in earnings of 50% or less owned companies.........                                                                (246)
                                                                                                                       -----------
                                                                                                                      $     6,595
                                                                                                                       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of Offshore Marine Services on several customers, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, vessel-related risks, effects of adverse weather conditions and seasonality on Aviation Services, helicopter related risks, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, changes in Environmental Services "Oil Spill Removal Organization" classification with the Coast Guard, liability in connection with providing spill response services, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, the effect of international economic and political factors in inland river operations and various other matters, many of which are beyond the Company's control and other factors. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                         For The Three Months Ended March 31,
                                                                     -------------------------------------------
                                                                             2004                  2003
                                                                     -------------------- ----------------------
(in thousands)                                                         Amount        %        Amount        %
-------------------------------------------------------------------- ------------ ------- -------------- -------
Operating revenues.................................................$     95,974      100  $    96,860       100
                                                                     ------------ ------- -------------- -------

Cost and expenses:
   Operating expenses...............................................     75,030       78       67,100        69
   Administrative and general.......................................     15,076       16       14,079        15
   Depreciation and amortization....................................     13,961       15       14,636        15
                                                                     ------------ ------- -------------- -------
                                                                        104,067      108       95,815        99
                                                                     ------------ ------- -------------- -------
Operating income (loss).............................................     (8,093)      (8)       1,045         1
Other income, net...................................................      3,052        3        5,550         6
                                                                     ------------ ------- -------------- -------
Income (loss) before taxes, minority interest and equity earnings...     (5,041)      (5)       6,595         7
Income tax expense (benefit)........................................     (1,502)       2        2,399         2
                                                                     ------------ ------- -------------- -------
Income (loss) before minority interest and equity earnings..........     (3,539)      (3)       4,196         4
Minority interest...................................................          5        -          (98)        -
Equity earnings.....................................................        570        -          246         -
                                                                     ------------ ------- -------------- -------
Net income (loss)..................................................$     (2,964)      (3) $     4,344         4
                                                                     ============ ======= ============== =======

           OVERVIEW

The table above provides an analysis of the Company's consolidated statements of income for each quarter indicated. See "Item 1. Financial Statements - Note 7. Segment Information" included in Part I for additional financial information about the Company's business segments. Additional discussions of results of operations by business segment are presented below. The Company's operations are divided among the following four business segments: "Offshore Marine Services;" "Environmental Services;" "Inland River Services;" and "Other," which primarily includes its "Aviation Services" business. The Company began separately reporting its Inland River Services business as a segment in the first quarter of 2004 due to its increased significance resulting from capital expansion.

Consolidated operating revenues declined 0.9%, or $0.9 million, to $96.0 million in the three months ended March 31, 2004 ("Current Year Quarter") from $96.9 million in the three months ended March 31, 2003 ("Prior Year Quarter"). Offshore Marine Services' operating revenues decreased in the Current Year Quarter primarily as a result of a reduction in the number of vessels the Company operated. This decline was substantially offset by an increase in operating revenues earned by Environmental Services, resulting primarily from an acquisition transaction, and Inland River Services, resulting primarily from barge fleet growth.

In the Current Year Quarter, the Company incurred a consolidated net loss of $3.0 million as compared to earning consolidated net income of $4.3 million in the Prior Year Quarter. Weak market conditions in the offshore marine industry continue to adversely affect rates per day work and utilization of Offshore Marine Services' vessels and have resulted in losses during the Current Year Quarter. Aviation Services' operating losses increased in the Current Year Quarter. Costs of operations presently exceed flight revenues earned by helicopters recently acquired and existing helicopters incurred major repairs. The adverse effect on earnings of Offshore Marine Services and Aviation Services' operations was partly offset by an improvement in the operating results of Environmental Services and Inland River Services.

OPERATING REVENUES BY BUSINESS SEGMENT AND GEOGRAPHIC REGION

                                                                             For the Three Months Ended March 31,
                                                                            --------------------------------------
                                                                                  2004                2003
                                                                            ------------------  ------------------
(in thousands)                                                                Amount      %       Amount      %
--------------------------------------------------------------------------  ----------  -----   ---------- -------
BUSINESS SEGMENT:

   Offshore Marine Services.............................................. $    66,292     69   $   81,107     84
   Environmental Services................................................      16,392     17        6,137      6
   Inland River Services.................................................       8,576      9        4,840      5
   Other.................................................................       6,705      7        5,187      5
   Elimination...........................................................      (1,991)    (2)        (411)     -
                                                                            ----------  -----   ---------- -------
                                                                          $    95,974    100   $   96,860    100
                                                                            ==========  =====   ========== =======
GEOGRAPHIC REGION:

   United States......................................................... $    57,426     60   $   53,374     55
                                                                            ----------  -----   ---------- -------

   North Sea.............................................................      16,972     18       18,487     19
   West Africa...........................................................      12,488     13       13,685     14
   Asia..................................................................       2,951      3        5,652      6
   Latin America & Mexico................................................       5,449      6        4,830      5
   Other Regions.........................................................         688      -          832      1
                                                                            ----------  -----   ---------- -------
                                                                               38,548     40       43,486     45
                                                                            ----------  -----   ---------- -------
                                                                               95,974    100       96,860    100
                                                                            ==========  =====   ========== =======

OFFSHORE MARINE SERVICES. Operating revenues declined 18%, or $14.8 million, to $66.3 million in the Current Year Quarter from $81.1 million in the Prior Year Quarter due principally to net vessel dispositions. Since commencement of the Prior Year Quarter, Offshore Marine Services sold or terminated the bareboat charter-in of 73 vessels as compared to 11 vessels acquired or bareboat chartered-in. Weak customer demand, the removal of vessels from service for repairs and a net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements also resulted in lower operating revenues.

Functional currency (Pounds Sterling) rates per day worked earned by North Sea standby safety vessels remained constant between comparable quarters; however, a strengthening in the Pound Sterling currency relative to the U.S. dollar in the Current Year Quarter increased reported operating revenues of Offshore Marine Services by approximately $1.9 million. Because Offshore Marine Services pays expenses associated with its North Sea operations in Pounds Sterling, the strengthening of that currency relative to the U.S. dollar did not have a material effect on overall operating income and net income of the Company in the Current Year Quarter or Prior Year Quarter.

ENVIRONMENTAL SERVICES. Operating revenues increased 167%, or $10.3 million, to $16.4 million in the Current Year Quarter from $6.1 million in the Prior Year Quarter due principally to increased business activities resulting from the acquisition in the fourth quarter of 2003 of West Coast operator Foss Environmental Services Company ("Foss"). Foss, now known as NRC Environmental Services Inc. ("NRCES"), provides oil spill emergency response services, industrial and marine cleaning services, petroleum storage tank removal and site remediation, transportation and disposal of hazardous waste and environmental equipment and product sales.

NRCES managed a significant oil spill in the Current Year Quarter. Future operating revenues of Environmental Services may vary widely as a result of the unpredictability of the number and severity of oils spills it may manage.

INLAND RIVER SERVICES. Operating revenues increased 77%, or $3.8 million, to $8.6 million in the Current Year Quarter from $4.8 million in the Prior Year Quarter due to the addition of newly constructed and chartered-in dry cargo hopper barges ("barges"), the hauling of greater freight volumes and an increase in cargo stored aboard barges. Freight rates remained generally constant between years.

Since commencing the Prior Year Quarter, Inland River Services operating fleet grew by 113 new barges. The fleet also grew with the charter-in of 180 barges during the last half of 2003. Freight volumes hauled by Inland River Services were higher in the Current Year Quarter for non-grain shipments, exceeding declines in freight volumes hauled of grain products. Storage revenue also increased due to higher levels of fertilizer imports and adverse river conditions during the winter months.

OTHER. Operating revenues increased 29%, or $1.5 million, to $6.7 million in the Current Year Quarter from $5.2 million in the Prior Year Quarter due principally to increased flight hours resulting from helicopter fleet growth in the Company's Aviation Services business.

           OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                         For the Three Months Ended March 31,
                                         -------------------------------------
 (in thousands)                               2004                 2003
---------------------------------------- ----------------    -----------------

BUSINESS SEGMENT:

   Offshore Marine Services............ $      (4,378)      $       3,312
   Environmental Services..............           957                (399)
   Inland River Services...............           943                 884
   "Other".............................        (2,610)               (146)
   Corporate expenses..................        (3,005)             (2,606)
                                         ----------------    -----------------
                                        $      (8,093)      $       1,045
                                         ================    =================

OFFSHORE MARINE SERVICES. Operating losses totaled $4.4 million in the Current Year Quarter as compared to operating income of $3.3 million earned in the Prior Year Quarter. Further declines in rates per day worked and utilization due to weak customer demand has resulted in operating losses in the Current Year Quarter. Results in the Current Year Quarter were not affected by net vessel dispositions, as their combined operating activities approximated break-even.

ENVIRONMENTAL SERVICES. Operating income totaled $1.0 million in the Current Year Quarter as compared to $0.4 million of operating loss in the Prior Year Quarter. An increase in consulting services, additional income earned as a result of the integration of profits of NRCES after the Company's acquisition of Foss, reduced spill response equipment repair expenses and reduced depreciation expense upon certain assets having reached their depreciable lives resulted in improved operating results in the Current Year Quarter.

INLAND RIVER SERVICES. Operating income increased 7%, or $0.1 million, to $1.0 million in the Current Year Quarter from $0.9 million in the Prior Year Quarter. Higher fuel and non-grain shipment costs offset increases in operating revenues. The recent charter-in of 180 barges since the end of the Prior Year Quarter, operating expenses of which exceed that for barges owned by the Company, also contributed toward lower operating income margin for Inland River Services.

OTHER. Operating losses increased to $2.6 million in the Current Year Quarter from $0.1 million in the Prior Year Quarter. An increase in expenses resulting from the commencement of operation of six new helicopters and major repairs to existing helicopters substantially exceeded the increase between quarters of operating revenues. Operating revenues earned by new helicopters are not presently adequate to defray related operating, administrative and depreciation expenses. New helicopter operating results are expected to improve in future periods with an increase in flight hours.

OTHER INCOME, NET

                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
(in thousands)                                                                     2004                 2003
------------------------------------------------------------------------     ----------------    ----------------
Net interest expense...................................................     $      (3,999)      $      (2,950)
Debt extinguishment....................................................                 -              (1,125)
Income from equipment sales or retirements, net........................             3,638               5,147
Derivative income, net.................................................                79               1,749
Foreign currency transaction gains, net................................               466                 535
Marketable securities sale gains, net..................................             2,749               2,191
Other, net.............................................................               119                   3
                                                                             ----------------    ----------------
                                                                            $       3,052       $       5,550
                                                                             ================    ================

NET INTEREST EXPENSE. Net interest expense increased 36%, or $1.0 million, to $4.0 million in the Current Year Quarter from $3.0 million in the Prior Year Quarter due primarily to lower invested cash balances and reductions in the associated interest rates. Interest expense savings resulting from the repayment of loans that financed vessel acquisitions and the redemption of the Company's 5-3/8% Convertible Subordinated Notes Due 2006 ("5-3/8% Notes") were offset by the 2003 fourth quarter termination of interest rate swap agreements with respect to the Company's 7.2% Notes and reduced capitalized interest.

DEBT EXTINGUISHMENT. On February 20, 2003, the Company redeemed the outstanding principal amount of its 5-3/8% Notes that resulted in a write-off of related unamortized deferred financing costs and premium payment totaling $1.1 million.

INCOME FROM EQUIPMENT SALES OR RETIREMENTS, NET. Income from equipment sales or retirements decreased 29%, or $1.5 million, to $3.6 million in the Current Year Quarter from $5.1 million in the Prior Year Quarter. Equipment sales in the Current Year Quarter resulted primarily from the disposition of 12 vessels, including nine utility vessels. Equipment sales in the Prior Year Quarter resulted primarily from the disposition of 8 vessels, including two large anchor handling towing supply vessels.

DERIVATIVE INCOME, NET. Derivative income decreased 95%, or $1.6 million, to $0.1 million in the Current Year Quarter from $1.7 million in the Prior Year Quarter. Results of the Prior Year Quarter included derivative income of $2.2 million resulting from the revaluation of costless collars associated with the Company's common stock investment in ENSCO International Incorporated. These costless collars were terminated in the second quarter of 2003.

           INCOME TAXES

The Company's income tax rate decreased to 29.8% in the Current Year Quarter from 36.4% in the Prior Year Quarter due primarily to tax provisions for state jurisdictions with taxable income and the consequence of non-deductible compensation expenses excluded from the U.S. consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

           GENERAL

The Company's ongoing liquidity requirements arise primarily from the funding of working capital needs, acquisition, construction or improvement of equipment, repayment of debt obligations, repurchase of common stock and purchase of other investments. The Company's principal sources of liquidity are cash balances, available-for-sale securities, construction reserve funds, cash flows from operations and borrowings under its revolving credit facility although, from time to time, it may issue debt, shares of its common stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment.

As of March 31, 2004, the Company has $198.7 million available for use under a five year, non-reducing, unsecured revolving credit facility that terminates in February 2007.

           OPERATING ACTIVITIES

Cash flows provided from operating activities were $6.4 million in the Current Year Quarter and $8.9 million in the Prior Year Quarter. The decline in operating cash flows resulted primarily from the decline in net earnings between the comparable periods (see Consolidated Results of Operations discussion above). The impact of the decline in net earnings on operating cash flows was partially offset by reductions in working capital during the Current Year Quarter.

           INVESTING ACTIVITIES

Cash flows used in investing activities were $29.9 million in Current Year Quarter as compared to cash flows provided by investing activities of $45.4 million in the Prior Year Quarter. The decline in investing cash flows resulted primarily from reduced proceeds from equipment sales and increased deposits in construction reserve funds for future purchase of vessels or barges.

The Company's remaining capital commitments as of March 31, 2004 for 7 new and 1 used vessel, 308 new dry cargo hopper barges, 24 new chemical tank barges and 3 new helicopters totaled $128.0 million, with deliveries expected throughout 2004. The Company also holds options to purchase 150 new dry cargo hopper barges for delivery in 2005.

           FINANCING ACTIVITIES

Cash flows used in financing activities were $3.7 million in the Current Year Quarter and $74.0 million in the Prior Year Quarter. The Company repaid $59.5 million of its outstanding indebtedness in the Prior Year Quarter with proceeds from the sale in the third quarter of 2002 of its 5-7/8% Notes. In addition, fewer shares of the Company's common stock were acquired between comparable quarters pursuant to the Company's Stock and Debt Repurchase Plan.

During the Current Year Quarter, the Company acquired a total of 99,057 shares of its common stock for treasury at an aggregate cost of $4.1 million pursuant to its stock and debt repurchase plan, and as of March 31, 2004, $54.1 million of authority remains available to repurchase additional shares of its common stock, its 7.2% Notes and its 5-7/8% Notes. Securities acquired pursuant to the Company's repurchase plan may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

           FINANCIAL POSITION

Total assets of the Company remained constant at $1.401 billion between March 31, 2004 and December 31, 2003. The Company's combined cash, available-for-sale securities and construction reserve funds increased 1% to $441.5 million and represented 32% of total assets at quarter end. Net property and equipment increased 1% to $742.6 million and represented 53% of total assets at quarter end. Long-term debt remained constant at $332.2 million between March 31, 2004 and December 31, 2003.

           SHORT AND LONG-TERM LIQUIDITY REQUIREMENTS

The Company anticipates it will generate positive cash flows from operations in the near term and these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying the costs of its capital expenditures. As in the past and in further support of the Company's capital expenditure program, the Company intends to sell vessels, enter into sale and leaseback transactions for vessels, or utilize construction reserve funds, or a combination thereof. To the extent the Company relies on existing cash balances, proceeds from the sale of available-for-sale securities or construction reserve funds, the Company's liquidity would be reduced.

The Company's long-term liquidity is dependent upon its ability to generate operating cash flows sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders' investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity and off-balance sheet financing arrangements. With the cyclical nature of the energy business and the recent adverse effect it has had on the Company's results of operations and cash flows, the Company has adopted a strategy of reducing its overall dependency on Offshore Marine Services and reinvesting certain of its capital resources in Inland River Services.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the three-month period ended March 31, 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of its Common Stock during the first fiscal quarter of 2004:

                                                                     Total Number of Shares       Approximate Dollar Value of
                              Total Number                            Purchased as Part of          Shares that May Yet Be
                               of Shares     Average Price Paid    Publicly Announced Plans or     Purchased Under Plans or
          Period               Purchased         per Share                 Programs                       Programs
---------------------------- -------------- -------------------- ------------------------------ ------------------------------
January 1 - 31, 2004               1,100               $43.56                      1,100                      $58,136,000
February 1 - 29, 2004                350               $41.21                        350                      $58,122,000
March 1 - 31, 2004                97,607               $41.18                     97,607                      $54,099,000
                             --------------                      ------------------------------
Total                             99,057               $41.20                     99,057



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits:

           31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

           31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B. Reports on Form 8-K:

           (i) Current Report on Form 8-K, dated February 27, 2004, reporting under Item 12 that, on February 26, 2004, the Company issued a press release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2003.

           (ii) Current Report on Form 8-K, dated March 15, 2004, reporting under Item 5 that, on March 15, 2004, the Company issued a press release announcing the Registrant's name change from SEACOR SMIT Inc. to SEACOR Holdings Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SEACOR Holdings Inc.
                                     (Registrant)


DATE: MAY 10, 2004                   By: /s/ Charles Fabrikant
                                        ----------------------------------------
                                     Charles Fabrikant, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

DATE: MAY 10, 2004                   By: /s/ Randall Blank
                                        ----------------------------------------
                                     Randall Blank, Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX



31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.