Form 10-Q
period 2004-06-30
SEACOR HOLDINGS INC /NEW/
filed 2004-08-09
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended     June 30, 2004      or
                                           --------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                  to
                                            --------------     ---------------

           Commission file number           1-12289
                                   ---------------------------------------------

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 3, 2004 was 18,329,476. The Registrant has no other class of common stock outstanding.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
Part I.    Financial Information

           Item 1.   Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of
                          June 30, 2004 and December 31, 2003..............................................1

                     Condensed Consolidated Statements of Operations for each of the
                          Three and Six Months Ended June 30, 2004 and 2003................................2

                     Condensed Consolidated Statements of Cash Flows for each of the
                          Three and Six Months Ended June 30, 2004 and 2003................................3

                     Notes to the Condensed Consolidated Financial Statements..............................4

           Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations........................................................9

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................16

           Item 4.   Controls and Procedures..............................................................16

Part II.   Other Information

           Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                          Securities......................................................................17

           Item 4.   Submission of Matters to a Vote of Security Holders..................................17

           Item 6.   Exhibits and Reports on Form 8-K.....................................................18


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)

                                                                                            June 30,           December 31,
                                                                                              2004                 2003
                                                                                        -----------------    -----------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents.......................................................  $          212,857   $          263,135
   Available-for-sale securities...................................................              78,496               48,856
   Trade and other receivables, net of allowance for
      doubtful accounts of $2,753 and $2,800, respectively.........................             103,013              108,676
   Prepaid expenses and other current assets.......................................              26,964               23,551
                                                                                        -----------------    -----------------
      Total current assets.........................................................             421,330              444,218
                                                                                        -----------------    -----------------
Investments, at Equity, and Receivables from
    50% or Less Owned Companies....................................................              52,433               59,848
Property and Equipment.............................................................           1,011,993            1,021,703
   Less accumulated depreciation...................................................            (280,456)            (283,487)
                                                                                        -----------------    -----------------
      Net property and equipment...................................................             731,537              738,216
                                                                                        -----------------    -----------------
Construction Reserve Funds.........................................................             150,452              126,140
Other Assets.......................................................................              39,150               34,189
                                                                                        -----------------    -----------------
                                                                                     $        1,394,902   $        1,402,611
                                                                                        =================    =================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt...............................................  $               49   $               93
   Accounts payable and accrued expenses...........................................              27,665               30,333
   Other current liabilities.......................................................              49,798               47,089
                                                                                        -----------------    -----------------
      Total current liabilities....................................................              77,512               77,515
                                                                                        -----------------    -----------------
Long-Term Debt.....................................................................             342,271              332,179
Deferred Income Taxes..............................................................             187,717              190,704
Deferred Income and Other Liabilities..............................................              27,333               29,858
Minority Interest in Subsidiaries..................................................               2,183                1,909
Stockholders' Equity:
   Common stock, $.01 par value, 24,508 and 24,466 shares
      issued at June 30, 2004 and December 31, 2003................................                 245                  245
   Additional paid-in capital......................................................             410,583              408,828
   Retained earnings...............................................................             528,593              531,384
   Treasury stock, 6,195 and 5,885 shares at
      June 30, 2004 and December 31, 2003, at cost.................................            (196,045)            (183,531)
   Unamortized restricted stock compensation.......................................              (3,424)              (2,998)
   Accumulated other comprehensive income -
       Cumulative translation adjustments..........................................              14,193               12,994
       Unrealized gain on available-for-sale securities............................               3,741                3,524
                                                                                        -----------------    -----------------
           Total stockholders' equity..............................................             757,886              770,446
                                                                                        -----------------    -----------------
                                                                                     $        1,394,902   $        1,402,611
                                                                                        =================    =================

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                             June 30,
                                                               -------------------------------      -------------------------------
                                                                  2004               2003               2004              2003
                                                               ------------      -------------      -------------      ------------
Operating Revenues............................................$    97,403    $      105,159     $      193,377     $      202,019
                                                               ------------      -------------      -------------      ------------

Costs and Expenses:
   Operating expenses.........................................     73,759            69,422            148,789            136,522
   Administrative and general.................................     13,857            13,391             28,933             27,470
   Depreciation and amortization..............................     14,156            13,708             28,117             28,344
                                                               ------------      -------------      -------------      ------------
                                                                  101,772            96,521            205,839            192,336
                                                               ------------      -------------      -------------      ------------
Gains on Asset Sales..........................................      6,117               414              9,755              5,561
                                                               ------------      -------------      -------------      ------------
Operating Income (Loss).......................................      1,748             9,052             (2,707)            15,244
                                                               ------------      -------------      -------------      ------------

Other Income (Expense):
   Interest income............................................      1,663             1,870              3,042              4,426
   Interest expense...........................................     (5,388)           (4,419)           (10,766)            (9,925)
   Debt extinguishment expense................................          -              (966)                 -             (2,091)
   Derivative income (loss), net..............................       (560)            2,624               (481)             4,373
   Foreign currency transaction gains (losses), net...........       (689)            1,294               (223)             1,829
   Marketable securities sale gains, net......................      2,753             1,250              5,502              3,441
   Other, net.................................................        233              (747)               352               (744)
                                                               ------------      -------------      -------------      ------------
                                                                   (1,988)              906             (2,574)             1,309
                                                               ------------      -------------      -------------      ------------
Income (Loss) Before Income Tax Expense (Benefit), Minority
   Interest in Income of Subsidiaries, and Equity in
   Earnings of 50% or Less Owned Companies....................       (240)            9,958             (5,281)            16,553
Income Tax Expense (Benefit)..................................        169             3,596             (1,333)             5,995
                                                               ------------      -------------      -------------      ------------
Income (Loss) Before Minority Interest in Income of
   Subsidiaries and Equity in Earnings of 50% or Less
    Owned Companies...........................................       (409)            6,362             (3,948)            10,558
Minority Interest in Income of Subsidiaries...................        (91)             (241)               (86)              (339)
Equity in Earnings of 50% or Less Owned Companies.............        673               322              1,243                568
                                                               ------------      -------------      -------------      ------------
Net Income (Loss).............................................$       173    $        6,443     $       (2,791)    $       10,787
                                                               ============      =============      =============      ============

Basic Earnings (Loss) Per Common Share........................$     0.01     $         0.34    $        (0.15)    $         0.55
                                                               ============      =============      =============      ============

Diluted Earnings (Loss) Per Common Share......................$     0.01     $         0.33    $        (0.15)    $         0.55
                                                               ============      =============      =============      ============

Weighted Average Common Shares:
   Basic......................................................     18,347            19,155             18,407              19,464
   Diluted....................................................     18,476            19,316             18,407              19,834


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                                  Six Months Ended
                                                                                          ---------------------------------
                                                                                                      June 30,
                                                                                          ---------------------------------
                                                                                              2004               2003
                                                                                          --------------    ---------------
Net Cash Provided by Operating Activities............................................  $           268   $        15,375
                                                                                          --------------    ---------------

Cash Flows from Investing Activities:
   Purchase of property and equipment................................................          (69,527)          (64,986)
   Proceeds from asset sales.........................................................           60,859            71,927
   Purchase of available-for-sale securities.........................................          (69,834)          (21,457)
   Proceeds from sale of available-for-sale securities...............................           50,891            34,288
   Net increase in construction reserve funds........................................          (24,312)          (12,665)
   Investments in and advances to 50% or less owned companies........................             (359)           (6,605)
   Principal payments on notes due from 50% or less owned companies..................            2,830               857
   Proceeds on sale of investments in 50% or less owned companies....................            5,148                 -
   Dividends received from 50% or less owned companies...............................              991             3,169
   Investment in note due from non-affiliate.........................................           (5,352)                -
   Principal payments on note due from non-affiliate.................................               41                 -
   Cash settlements of derivative transactions.......................................             (274)              (65)
   Other, net........................................................................                -               634
                                                                                          --------------    ---------------
      Net cash provided by (used in) investing activities............................          (48,898)            5,097
                                                                                          --------------    ---------------

Cash Flows from Financing Activities:
   Payments of long-term debt........................................................              (65)          (71,310)
   Proceeds from issuance of long-term debt..........................................           10,000                 -
   Proceeds from share award plans...................................................              448               394
   Common stock acquired for treasury................................................          (12,814)          (45,351)
   Premium paid with 5-3/8% note extinguishment......................................                -              (632)
   Other.............................................................................              (64)             (150)
                                                                                          --------------    ---------------
      Net cash used in financing activities..........................................           (2,495)         (117,049)
                                                                                          --------------    ---------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents.........................              847             1,394
                                                                                          --------------    ---------------

Net Decrease in Cash and Cash Equivalents............................................          (50,278)          (95,183)
Cash and Cash Equivalents, Beginning of Period.......................................          263,135           342,046
                                                                                          --------------    ---------------
Cash and Cash Equivalents, End of Period.............................................  $       212,857   $       246,863
                                                                                          ==============    ===============


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         BASIS OF PRESENTATION

The condensed consolidated financial information for the three and six months ended June 30, 2004 and 2003 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and six months ended June 30, 2004 and 2003. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR Holdings Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR Holdings Inc.

Certain reclassifications of prior period information have been made to conform to the current period presentation.

2.         COMMITMENTS AND CONTINGENCIES

The Company's unfunded capital commitments as of June 30, 2004 for 5 new and 1 used vessel, 183 new dry cargo hopper barges, 39 new chemical tank barges, 7 new helicopters and other equipment totaled $113.2 million. Deliveries are expected throughout 2004 and 2005. The Company also holds options to purchase 150 new dry cargo hopper barges for delivery in 2005.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through October 2009. As of June 30, 2004, the total amount of future charter payments guaranteed by the Company was $16.2 million.

The Internal Revenue Service ("IRS") previously indicated that it was considering whether to propose a change in the manner in which vessel assets are classified for purposes of depreciation. If this change were proposed it would result in the assertion of a deficiency in the amount of taxes paid in 2001 based on the manner in which the Company's vessel assets were classified for purposes of depreciation. The Company has been verbally advised that the IRS has determined that it should not propose a change in the classification of the vessel assets for depreciation purposes. However, the IRS has recently proposed potential adjustments relating to the deduction of certain other expenses included in the Company's income tax returns for fiscal years 2000 and 2001. The Company believes that any income taxes ultimately assessed will not exceed amounts already reported in its financial statements.

3.         EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Newly constructed equipment delivered to the Company during the six months ended June 30, 2004 included 147 dry cargo hopper barges, 6 vessels, 1 helicopter and 1 chemical tank barge for aggregate consideration of $86.9 million that was paid while such equipment was under construction. Equipment dispositions in the first six months of 2004 included the sale of 42 vessels and other equipment for aggregate consideration of $60.9 million. Such vessels sold included all 19 of those remaining in the Company's "retired from service" fleet and 1 that was leased-back.

4.         LONG-TERM DEBT

During 2004, the Company borrowed $20.0 million ($10.0 million on June 25, 2004 and $10.0 million on July 22, 2004) under its revolving credit facility.

5.         STOCK AND DEBT REPURCHASE PLAN

During the six months ended June 30, 2004, the Company acquired 319,457 shares of its common stock for treasury at an aggregate cost of $12.8 million pursuant to the Company's stock and debt repurchase plan. As of June 30, 2004, $45.4 million of authority granted by the Company's Board of Directors remains available to acquire additional shares of the Company's common stock, its 7.2% Senior Notes Due 2009 ("7.2% Notes") and its 5-7/8% Senior Notes due 2012 ("5-7/8% Notes"). Securities acquired pursuant to the Company's stock and debt repurchase plan may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

6.         FINANCIAL INFORMATION OF 50% OR LESS OWNED COMPANIES

Summarized combined income statement information of business ventures for which the Company applies the equity method of accounting is as follows:

                                                    For the Three Months             For the Six Months
                                                        Ended June 30,                  Ended June 30,
                                              -------------------------------  -------------------------------
                                                   2004            2003             2004            2003
                                              --------------- ---------------  --------------- ---------------
Operating Revenues........................    $   29,435,000  $  25,328,000    $  61,288,000   $  51,582,000
Operating Income..........................         4,132,000      4,301,000        6,496,000       6,721,000
Net Income................................         2,934,000      1,346,000        4,789,000       4,721,000


7.        COMPREHENSIVE INCOME (LOSS)

For the three months ended June 30, 2004 and 2003, total comprehensive income
(loss) was ($0.5) million and $12.9 million, respectively. For the six months ended June 30, 2004 and 2003, total comprehensive income (loss) was ($1.4) million and $11.2 million, respectively. Other comprehensive income (loss) in 2004 and 2003 consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

8.       EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of "unrestricted" common shares issued and outstanding (i.e., all issued and outstanding other than shares subject to forfeiture pursuant to grants of restricted shares) during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of unrestricted common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per common share exclude certain options and share awards, totaling 246,645 and 355,015 in the three and six months ended June 30, 2004, respectively, and 53,600 and 51,600 in the three and six months ended June 30, 2003, as the effect of their inclusion in the computation would have been antidilutive.

                                                         For the Three Months Ended               For the Six Months Ended
                                                                  June 30,                                June 30,
                                                   --------------------------------------- ---------------------------------------
                                                                   Average O/S      Per     Net income     Average O/S      Per
                                                     Net income       Shares       Share      (loss)          Shares       Share
                                                   -------------- --------------- -------- -------------- --------------- --------
                    2004
-------------------------------------------------

Basic Earnings Per Common Share................. $       173,000     18,347,195   $  0.01  $ (2,791,000)    18,406,783    $(0.15)
                                                                                  ========                                ========
Effect of Dilutive Securities, net of tax:
   Options and restricted stock.................               -        129,214                       -              -
                                                   -------------- ---------------          -------------- ---------------
Diluted Earnings Per Common Share............... $       173,000     18,476,409   $  0.01  $ (2,791,000)    18,406,783    $(0.15)
                                                   ============== =============== ======== ============== =============== ========

                    2003
-------------------------------------------------

Basic Earnings Per Common Share................. $     6,443,000     19,155,421   $  0.34  $ 10,787,000     19,463,596    $ 0.55
                                                                                  ========                                ========
Effect of Dilutive Securities, net of tax:
   Options and restricted stock.................               -        160,396                       -        162,275
   Convertible securities.......................               -              -                 167,000        208,436
                                                   -------------- ---------------          -------------- ---------------
Diluted Earnings Per Common Share............... $     6,443,000     19,315,817   $  0.33  $ 10,954,000     19,834,307    $ 0.55
                                                   ============== =============== ======== ============== =============== ========

9.       STOCK COMPENSATION

Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies could either adopt a "fair value method" of accounting for their stock-based compensation plans or continue to use the "intrinsic value method" as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock-based compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company's net income (loss) and earnings
(loss) per common share would have been reduced to the following pro forma amounts:

                                                             For the Three Months Ended             For the Six Months Ended
                                                                      June 30,                              June 30,
                                                          ---------------------------------    -----------------------------------
                                                           Net income    Earnings (Loss)         Net income    Earnings (Loss)
                                                             (loss)     Per Common Share           (loss)      Per Common Share
                                                          ---------------------------------    -----------------------------------
                                                                          Basic    Diluted                       Basic   Diluted
                                                                         --------  --------                     -------- ---------
                          2004
----------------------------------------------------------

As reported..............................................$     173,000  $ 0.01    $ 0.01      $   (2,791,000)  $ (0.15) $  (0.15)
                                                                         ========  ========                     ======== =========
 Add: stock-based compensation included in net income          347,000                               764,000
           (loss)........................................
Less: stock-based compensation using fair value method...     (536,000)                           (1,180,000)
                                                          --------------                       ---------------
Pro forma................................................$     (16,000) $(0.00)   $(0.00)     $   (3,207,000)  $ (0.17) $  (0.17)
                                                          ============== ========  ========    ===============  ======== =========

                          2003
----------------------------------------------------------

As reported..............................................$   6,443,000  $ 0.34    $ 0.33      $   10,787,000   $  0.55  $   0.55
                                                                         ========  ========                     ======== =========
Add: stock-based compensation included in net income.....      456,000                               942,000
Less: stock-based compensation using fair value method...     (721,000)                           (1,472,000)
                                                          --------------                       ---------------
Pro forma................................................$   6,178,000  $ 0.32    $ 0.32      $   10,257,000   $  0.55  $   0.53
                                                          ============== ========  ========    ===============  ======== =========


The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods.

During the six months ended June 30, 2004, the Company issued 42,104 shares of its common stock for restricted stock grants, director stock grants and the exercise of stock options. In addition, the Company released from treasury 10,355 shares of its common stock for employee stock plan purchases and received into treasury 1,199 shares of its common stock on the cancellation of previously issued restricted stock grants.

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

In accordance with Statement of Financial Accounting Standards No 131, the Company's inland river services segment has been separately reported in the segment information presented below due to its increased significance resulting from capital expansion. The Company's basis of measurement of segment profit or loss has not changed from previous reported periods. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation.

                                                               Offshore                       Inland
                                                                Marine      Environmental      River
                                                               Services       Services       Services        Other         Total
                                                              ------------  --------------  ------------  ------------  ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)
------------------------------------------------------------
Operating Revenues:
  External customers........................................$      67,008 $      14,654   $      10,038 $       5,703 $      97,403
  Intersegment..............................................           31             -               -           977         1,008
                                                              ------------  --------------  ------------  ------------  ------------
                                                                   67,039        14,654          10,038         6,680        98,411
  Eliminations..............................................                                                                 (1,008)
                                                                                                                        ------------
                                                                                                                             97,403
Operating expenses..........................................      (49,858)      (10,931)         (7,282)       (6,697)      (74,768)
Administrative and general..................................       (8,046)       (2,255)           (365)         (213)      (10,879)
Depreciation and amortization...............................      (10,822)         (722)         (1,459)       (1,054)      (14,057)
Gain (Loss) on asset sales..................................        6,364            70               -           (24)        6,410
Other income (expense), primarily foreign currency
   transactions.............................................         (687)           23               -             -          (664)
Equity in earnings (losses) of 50% or less owned companies..          909             -               -          (236)          673
                                                              ------------  --------------  ------------  ------------
Reportable Segment Profit (Loss)............................$       4,899 $         839   $         932 $      (1,544)
                                                              ============  ==============  ============  ============
Corporate...................................................                                                                 (3,369)
Other income (expense) not included above...................                                                                 (1,324)
Equity in earnings of 50% or less owned companies...........                                                                   (673)
Eliminations................................................                                                                  1,008
                                                                                                                        ------------
Loss before Taxes, Minority Interest and Equity Earnings....                                                          $        (240)
                                                                                                                        ============

FOR THE THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)
------------------------------------------------------------
Operating Revenues:
  External customers........................................$      79,547 $      15,537   $       4,993 $       5,082 $     105,159
  Intersegment..............................................            6            14              51           340           411
                                                              ------------  --------------  ------------  ------------  ------------
                                                                   79,553        15,551           5,044         5,422       105,570
  Eliminations..............................................                                                                   (411)
                                                                                                                        ------------
                                                                                                                            105,159
Operating expenses..........................................     (54,665)        (7,601)         (2,798)       (4,714)      (69,778)
Administrative and general..................................      (7,987)        (1,997)           (336)         (370)      (10,690)
Depreciation and amortization...............................     (11,615)          (822)           (754)         (494)      (13,685)
Gain (Loss) on asset sales..................................          583            82            (311)           60           414
Other income (expense), primarily foreign currency
   transactions and an impairment charge for an investment..        1,707             -               -        (1,190)          517
Equity in earnings (losses) of 50% or less owned companies..          604             5               -          (287)          322
                                                              ------------  --------------  ------------  ------------
Reportable Segment Profit (Loss)............................$       8,180 $       5,218   $         845 $      (1,573)
                                                              ============  ==============  ============  ============
Corporate...................................................                                                                 (2,779)
Other income (expense) not included above...................                                                                    389
Equity in earnings of 50% or less owned companies...........                                                                   (322)
Eliminations................................................                                                                    411
                                                                                                                        ------------
Income before Taxes, Minority Interest and Equity Earnings..                                                          $       9,958
                                                                                                                        ============

                                                               Offshore                      Inland
                                                                Marine      Environmental     River
                                                               Services       Services       Services        Other         Total
                                                              ------------  --------------  ------------  ------------  ------------

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)
------------------------------------------------------------
Operating Revenues:
  External customers........................................$     132,982 $      31,046   $      18,614 $      10,735 $     193,377
  Intersegment..............................................           73             -               -         1,772         1,845
                                                              ------------  --------------  ------------  ------------  ------------
                                                                  133,055        31,046          18,614        12,507       195,222
  Eliminations..............................................                                                                 (1,845)
                                                                                                                        ------------
                                                                                                                            193,377
Operating expenses..........................................     (101,250)      (23,150)        (13,272)      (12,904)     (150,576)
Administrative and general..................................      (16,544)       (4,924)           (773)         (850)      (23,091)
Depreciation and amortization...............................      (21,893)       (1,269)         (2,694)       (2,080)      (27,936)
Gain (Loss) on asset sales..................................        9,784            67              73           124        10,048
Other income (expense), primarily foreign currency
   transactions.............................................         (131)           21               -                        (110)
Equity in earnings (losses) of 50% or less owned companies..        2,246             -               -        (1,002)        1,244
                                                              ------------  --------------  ------------  ------------
Reportable Segment Profit (Loss)............................$       5,267 $       1,791   $       1,948 $      (4,205)
                                                              ============  ==============  ============  ============
Corporate...................................................                                                                 (6,374)
Other income (expense) not included above...................                                                                 (2,464)
Equity in earnings of 50% or less owned companies...........                                                                 (1,244)
Eliminations................................................                                                                  1,845
                                                                                                                        ------------
Loss before Taxes, Minority Interest and Equity Earnings....                                                          $      (5,281)
                                                                                                                        ============


FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)
------------------------------------------------------------
Operating Revenues:
  External customers........................................$     160,650 $      21,661   $       9,781 $       9,927 $     202,019
  Intersegment..............................................           11            27             103           625           766
                                                              ------------  --------------  ------------  ------------  ------------
                                                                  160,661        21,688           9,884        10,552       202,785
  Eliminations..............................................                                                                   (766)
                                                                                                                        ------------
                                                                                                                            202,019
Operating expenses..........................................     (111,331)      (11,287)         (5,293)       (9,263)     (137,174)
Administrative and general..................................      (16,885)       (4,004)           (670)         (686)      (22,245)
Depreciation and amortization...............................      (23,846)       (1,665)         (1,882)         (906)      (28,299)
Gain (Loss) on asset sales..................................        5,890            82            (311)         (100)        5,561
Other income (expense), primarily foreign currency
   transactions and an impairment charge for an investment..        2,245             -               -        (1,190)        1,055

Equity in earnings (losses) of 50% or less owned companies..        1,154             3               -          (589)          568
                                                              ------------  --------------  ------------  ------------
Reportable Segment Profit (Loss)............................$      17,888 $       4,817   $       1,728 $      (2,182)
                                                              ============  ==============  ============  ============
Corporate...................................................                                                                 (5,384)
Other income (expense) not included above...................                                                                    254
Equity in earnings of 50% or less owned companies...........                                                                   (568)
Eliminations................................................                                                                    766
                                                                                                                        ------------
Income before Taxes, Minority Interest and Equity Earnings..                                                          $      16,553
                                                                                                                        ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, adequacy of insurance coverage, currency exchange fluctuations, changes in foreign political, military and economic conditions, the ongoing need to replace aging vessels, dependence of Offshore Marine Services on several customers, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, vessel-related risks, effects of adverse weather conditions and seasonality on Aviation Services, helicopter related risks, effects of adverse weather and river conditions and seasonality on Inland River Services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, changes in Environmental Services "Oil Spill Removal Organization" classification with the Coast Guard, liability in connection with providing spill response services, restrictions imposed by the Shipping Acts on the amount of foreign ownership of the Company's Common Stock, the effect of international economic and political factors in Inland River Services and various other matters, many of which are beyond the Company's control and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2003. The words "expect," "anticipate," "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

CONSOLIDATED RESULTS OF OPERATIONS

                                              For the Three Months Ended June 30,            For the Six Months Ended June 30,
                                         --------------------------------------------- --------------------------------------------
                                                 2004                    2003                 2004                    2003
                                         --------------------  ----------------------- --------------------  ----------------------
(in thousands)                            Amount        %         Amount         %      Amount        %         Amount        %
---------------------------------------  ----------- --------  -------------  -------- ----------- --------  ------------- --------
Operating revenues.....................$   97,403       100  $    105,159        100  $ 193,377       100   $   202,019       100
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------

Cost and expenses:
   Operating expenses..................    73,759       (76)       69,422        (66)   148,789       (77)      136,522       (68)
   Administrative and general..........    13,857       (14)       13,391        (13)    28,933       (15)       27,470       (14)
   Depreciation and amortization.......    14,156       (14)       13,708        (13)    28,117       (14)       28,344       (14)
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------
                                          101,772      (104)       96,521        (92)   205,839      (106)      192,336       (96)
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------
Gains on asset sales...................     6,117         6           414          -      9,755         5         5,561         3
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------
Operating income (loss)................     1,748         2         9,052          8     (2,707)       (1)       15,244         7
Other income (expense), net............    (1,988)       (2)          906          1     (2,574)       (1)        1,309         1
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------
Income (loss) before taxes, minority
   interest and equity earnings........      (240)        -         9,958          9     (5,281)       (3)       16,553         8

Income tax expense (benefit)...........       169         -         3,596          3     (1,333)        1         5,995         3
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------
Income (loss) before minority interest
    and equity earnings................      (409)        -         6,362          6     (3,948)       (2)       10,558         5
Minority interest......................       (91)        -          (241)         -        (86)        -          (339)        -
Equity earnings........................       673         -           322          -      1,243         1           568         -
                                         ----------- --------  -------------  -------- ----------- --------  ------------- --------
Net income (loss)......................$      173         -  $      6,443          6  $  (2,791)       (1)  $    10,787         5
                                         =========== ========  =============  ======== =========== ========  ============= ========

           OVERVIEW

The table above provides an analysis of the Company's consolidated results of operations for each quarter and six month period indicated. See "Item 1. Financial Statements - Note 10. Segment Information" included in Part I for additional financial information about the Company's business segments. Additional discussions of results of operations by business segment are presented below. The Company's operations are divided among the following four business segments: "Offshore Marine Services;" "Environmental Services;" "Inland River Services" and "Other," which primarily includes its "Aviation Services" business. The Company began separately reporting its Inland River Services business as a segment in the first quarter of 2004 due to its increased significance resulting from fleet expansion.

Consolidated operating revenues decreased in the three and six months ended June 30, 2004 ("Current Year Quarter," and "Current Six Months," respectively) as compared to the three and six months ended June 30, 2004 ("Prior Year Quarter" and "Prior Six Months," respectively). Declines resulting primarily from fewer vessels being operated by Offshore Marine Services were partly offset by fleet expansion in Inland River Services and Aviation Services. Improved results in Environmental Services due to the acquisition of Foss Environmental Services Company ("Foss") in the fourth quarter of 2003 was partly offset in the Current Year Quarter by a reduction in the number and severity of managed spill responses.

Although a modest net profit was earned in the Current Year Quarter, Current Six Months' results remained unprofitable. Offshore Marine Services' results remain depressed due to weak market conditions in the offshore oil and gas industry. Environmental Services profits declined significantly in the Current Year Quarter due to reduced spill response earnings. Aviation Services' loss increased in the Current Year Quarter and Current Six Months as operating expenses exceeded flight revenues for recently acquired helicopters and repair costs escalated for existing equipment. An increase in Inland River Services' operating expenses has substantially offset that business segment's growth in revenues resulting from fleet expansion.

           OPERATING REVENUES BY BUSINESS SEGMENT AND GEOGRAPHIC REGION

                                      For the Three Months Ended June 30,                 For the Six Months Ended June 30,
                                -------------------------------------------------  -------------------------------------------------
                                         2004                      2003                     2004                      2003
                                -----------------------   -----------------------  -----------------------   -----------------------
(in thousands)                     Amount         %         Amount          %         Amount         %          Amount         %
-----------------------------   -------------  --------   ------------   --------  -------------  --------   -------------  --------
BUSINESS SEGMENT:

   Offshore Marine Services.  $      67,039        69    $     79,553        75   $    133,055        69    $    160,661        79
   Environmental Services...         14,654        15          15,551        15         31,046        16          21,688        11
   Inland River Services....         10,038        10           5,044         5         18,614        10           9,884         5
   Other....................          6,680         7           5,422         5         12,507         6          10,552         5
   Elimination..............         (1,008)       (1)           (411)        -         (1,845)       (1)           (766)        -
                                -------------  --------   ------------   --------  -------------  --------   -------------  --------
                              $      97,403       100    $    105,159       100   $    193,377       100    $    202,019       100
                                =============  ========   ============   ========  =============  ========   =============  ========
GEOGRAPHIC REGION:

   United States............  $      58,212        60    $     51,411        49   $    115,638        60    $    104,785        52
                                -------------  --------   ------------   --------  -------------  --------   -------------  --------

   United Kingdom...........         16,733        17          18,733        18         33,690        17          36,988        18
   West Africa..............         11,694        12          14,234        14         24,182        13          27,919        14
   Latin America & Mexico...          6,492         7           5,109         5         11,940         6           9,939         5
   Asia.....................          2,792         3           4,620         4          5,744         3          10,272         5
   Other....................          1,480         1          11,052        10          2,183         1          12,116         6
                                -------------  --------   ------------   --------  -------------  --------   -------------  --------
                                     39,191        40          53,748        51         77,739        40          97,234        48
                                -------------  --------   ------------   --------  -------------  --------   -------------  --------
                              $      97,403       100    $    105,159       100   $    193,377       100    $    202,019       100
                                =============  ========   ============   ========  =============  ========   =============  ========

OFFSHORE MARINE SERVICES. Operating revenues decreased 16%, or $12.6 million, to $67.0 million in the Current Year Quarter from $79.6 million in the Prior Year Quarter and 17%, or $27.6 million, to $133.1 million in the Current Six Months from $160.7 million in the Prior Six Months due principally to net vessel dispositions and a decline in days worked for vessels operating in comparable periods. A net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements also lowered results.

Since the beginning of 2003 and through the end of the Current Year Quarter, the number of revenue generating vessels in Offshore Marine Services' fleet declined by 32% to 166 vessels, resulting from 79 net vessel dispositions. Eighty-six vessels were sold and the bareboat charter-in of 17 vessels were not renewed upon termination. The Company completed the divestiture of Offshore Marine Services' utility fleet and, at June 30, 2004, had no remaining "retired from service" vessels. Fleet dispositions were offset by Offshore Marine Services' purchase of 16 vessels and bareboat charter-in of 8 vessels.

Declines in days worked by Offshore Marine Services' vessels in both the Current Year Quarter and Current Six Months resulted from continued weak worldwide demand for many vessel types, particularly anchor handling towing supply, supply and towing. Utilization of this equipment was depressed in each of the three most recent fiscal quarters, ranging from 60% to 70%. Offshore Marine Services' overall foreign fleet utilization averaged approximately 80% in the Current Year Quarter; whereas, Offshore Marine Services' overall U.S. fleet utilization averaged approximately 86% for the same period.

International vessel demand remains depressed in the principal markets served by Offshore Marine Services, particularly in the North Sea anchor handling towing supply sector and the West African towing supply sector; and the Company expects no improvement in these market conditions in the short-term. U.S. demand has recently improved for Offshore Marine Services' crew and mini-supply fleets although rates per day worked have generally remained unchanged for these vessels. Utilization improvements are believed to be partly due to increased offshore maintenance, and the Company is monitoring changes in offshore activity closely. There have also been recent modest improvements in demand for the U.S. supply and anchor handling towing supply vessels although the Company cannot predict whether, or to what extent, market conditions will continue to improve.

As of June 30, 2004, Offshore Marine Services had 14 vessels bareboat chartered-out, including 11 to joint venture partners. Operating revenues earned from bareboat chartered-out vessels are generally lower than for vessels owned and operated by the Company because vessel expenses, normally recovered through charter revenue, are the burden of the charterer.

Functional currency (Pounds Sterling) rates per day worked earned by Offshore Marine Services' North Sea standby safety vessels remained constant between comparable quarters and six month periods; however, a strengthening in the Pound Sterling currency relative to the U.S. dollar between both periods increased reported operating revenues of Offshore Marine Services by approximately $1.9 million and $3.8 million, respectively. Because Offshore Marine Services pays expenses associated with its North Sea operations in Pounds Sterling, the strengthening of that currency relative to the U.S. dollar did not have a material effect on overall operating income and net income of the Company in the Current Year Quarter or Current Six Months.

The table below sets forth rates per day worked, utilization and available days with respect to vessels time chartered-out and fleet count data for Offshore Marine Services during the periods indicated.

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                          ---------------------------- ----------------------------
                                                              2004           2003          2004           2003
                                                          -------------- ------------- -------------- -------------
RATES PER DAY WORKED ($): (1) (2)
   Anchor Handling Towing Supply - Domestic..............     19,115         16,712        17,417         17,191
   Anchor Handling Towing Supply - Foreign...............      9,539         10,593         9,048         10,334
   Crew..................................................      3,314          3,153         3,305          3,156
   Geophysical, Freight and Other(3).....................          -              -             -              -
   Mini-Supply...........................................      2,932          3,027         2,953          3,063
   Standby Safety........................................      7,719          6,559         7,707          6,549
   Supply - Domestic.....................................      5,994          6,141         6,149          6,605
   Supply - Foreign......................................      9,729          9,615         9,397          9,531
   Towing- Domestic......................................      6,040          6,290         6,047          6,362
   Towing - Foreign......................................      6,775          7,050         6,667          7,098
   Utility...............................................          -          1,767             -          1,780

OVERALL UTILIZATION (%): (1)
   Anchor Handling Towing Supply - Domestic..............       68.3           66.8          68.3           67.4
   Anchor Handling Towing Supply - Foreign...............       63.9           81.2          62.7           85.2
   Crew..................................................       89.0           79.9          85.9           79.4
   Geophysical, Freight and Other(3).....................          -              -             -              -
   Mini-Supply...........................................       86.7           89.4          84.1           88.1
   Standby Safety........................................       85.9           89.5          86.4           85.5
   Supply - Domestic.....................................       76.1           58.4          73.8           60.7
   Supply - Foreign......................................       72.8           93.9          73.1           94.8
   Towing - Domestic.....................................       91.8           97.1          70.7           95.6
   Towing - Foreign......................................       61.8           88.2          64.9           85.0
   Utility...............................................          -           56.7             -           55.9
       Overall Fleet.....................................       83.2           77.8          80.8           77.0

AVAILABLE DAYS:
   Anchor Handling Towing Supply - Domestic..............        273            455           577            905
   Anchor Handling Towing Supply - Foreign...............        741          1,001         1,465          2,059
   Crew..................................................      5,921          6,654        12,109         13,497
   Geophysical, Freight and Other(3).....................          -             91            91            181
   Mini-Supply...........................................      2,708          2,730         5,438          5,430
   Standby Safety........................................      1,911          1,820         3,822          3,638
   Supply - Domestic.....................................        731          1,026         1,521          2,286
   Supply - Foreign......................................        910            995         1,820          1,926
   Towing - Domestic.....................................        182            253           455            557
   Towing - Foreign......................................        837          1,140         1,863          2,385
   Utility...............................................          -          3,417             -          6,845
                                                          -------------- ------------- -------------- -------------
       Overall Fleet.....................................      14,214         19,582        29,161         39,709
                                                          ============== ============= ============== =============

                                                                             At June 30,
                                                                    ----------------------------
                                                                        2004           2003
                                                                    -------------- -------------
FLEET COUNT AT PERIOD END:
   Anchor Handling Towing Supply - Domestic.......................          4              5
   Anchor Handling Towing Supply - Foreign........................         14             20
   Crew...........................................................         75             92
   Geophysical, Freight and Other.................................          1              2
   Mini-Supply....................................................         31             32
   Standby Safety.................................................         27             26
   Supply - Domestic..............................................          8             11
   Supply - Foreign...............................................         14             17
   Towing - Domestic..............................................          2              2
   Towing - Foreign...............................................         31             36
   Utility........................................................          -             40
                                                                    -------------- -------------
       Overall Fleet..............................................        207(4)         283
                                                                    ============== =============

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

(3) Vessels in this class were out of service during the three and six months ended June 2003 and three months ended March 31, 2004 and were retired from service and sold in the three months ended June 30, 2004.

(4) Includes 129 owned, 31 chartered-in, 5 managed and 1 pooled. Joint ventures in which the Company owned a 50% or less interest owned or chartered-in 35 vessels and joint ventures in which the Company owned a majority interest owned 6 vessels.


ENVIRONMENTAL SERVICES. Operating revenues decreased 6%, or $0.9 million, to $14.7 million in the Current Year Quarter from $15.6 million in the Prior Year Quarter but increased 43%, or $9.3 million, to 31.0 million in the Current Six Months from $21.7 million in the Prior Six Months. Results improved with the acquisition in the fourth quarter of 2003 of West Coast operator Foss. Foss, now known as NRC Environmental Services Inc. ("NRCES"), provides oil spill emergency response services, industrial and marine cleaning services, petroleum storage tank removal and site remediation, transportation and disposal of hazardous waste and environmental equipment and product sales. The improvement in revenues resulting from the Foss acquisition was completely offset in the Current Year Quarter and partly offset in the Current Six Months by a decline in the number and severity of oil spills handled by Environmental Services.

INLAND RIVER SERVICES. Operating revenues increased 100%, or $5.0 million, to $10.0 million in the Current Year Quarter from $5.0 million in the Prior Year Quarter and 88%, or $8.7 million, to $18.6 million in the Current Six Months from $9.9 million the Prior Six Months due to fleet expansion, the hauling of greater freight volumes and an increase in cargo stored aboard dry cargo hopper barges ("hopper barges"). Freight rates remained generally constant between years.

Inland River Services' barge fleet consists of 912 units as of June 30, 2004, including 514 owned, 182 chartered-in, 210 managed for third parties and 6 joint ventured. Net fleet additions since the beginning of 2003 have totaled 377 barges, primarily including newly constructed and chartered-in hopper barges. Freight volumes hauled by Inland River Services were higher in the Current Year Quarter for non-grain shipments, exceeding declines in freight volumes hauled of grain products. Storage revenue increased in the Current Six Months due to higher levels of fertilizer imports and adverse river conditions during the winter months.

OTHER. Operating revenues increased 23%, or $1.3 million, to $6.7 million in the Current Year Quarter from $5.4 million in the Prior Year Quarter and 18%, or $1.9 million, to $12.5 million in the Current Six Months from $10.6 million in the Prior Six Months. These changes were principally due to increased flight hours resulting from helicopter fleet expansion in Aviation Services.

           OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                  For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                  -----------------------------------   ---------------------------------
(in thousands)                                         2004               2003               2004              2003
----------------------------------------------    ---------------    ---------------    --------------    ---------------
BUSINESS SEGMENT:

   Offshore Marine Services...................   $       4,677      $       5,869      $      3,152      $      14,489
   Environmental Services.....................             816              5,213             1,770              4,814
   Inland River Services......................             932                845             1,948              1,728
   Other......................................          (1,308)               (96)           (3,203)              (403)
   Corporate..................................          (3,369)            (2,779)           (6,374)            (5,384)
                                                  ---------------    ---------------    --------------    ---------------
                                                 $       1,748      $       9,052      $     (2,707)     $      15,244
                                                  ===============    ===============    ==============    ===============

OFFSHORE MARINE SERVICES. Operating income decreased 20%, or $1.2 million, to $4.7 million in the Current Year Quarter from $5.9 million in the Prior Year Quarter and 78%, or $11.3 million, to $3.2 million in the Current Six Months from $14.5 million in the Prior Six Months resulting primarily from those factors affecting operating revenues outlined above and higher operating expenses. Decreases in operating income were partly offset by increased gains on asset sales.

A raise in compensation in the third quarter of 2003 for United Kingdom seamen increased wage expense. Repairs to a disproportionate number of larger vessels in the Current Six Months increased drydock expense. Thirty-four vessels were drydocked in the Current Six Months for an aggregate cost of $5.1 million. Higher vessel importation fees in certain West African countries increased port expense. The provisioning for loss contingencies with respect to insurance contract deductibles increased claims expense.

Operating income in the Current Year Quarter and Current Six Months included gains from asset sales of $6.4 million and $9.8 million, respectively, an increase of $5.8 million and $3.9 million as compared to the Prior Year Quarter and Prior Six Months, respectively. In the Current Six Months, the Company sold 42 vessels that had a carrying value of $48.3 million. Dispositions included Offshore Marine Services' 19 remaining "retired from service" vessels and 1 that was leased-back.

ENVIRONMENTAL SERVICES. Operating income decreased 85%, or $4.4 million, to $0.8 million in the Current Year Quarter from $5.2 million in the Prior Year Quarter and 63%, or $3.0 million, to $1.8 million in the Current Six Months from $4.8 million in the Prior Six Months. A decline in profit margins earned and the number and severity of oil spills managed by Environmental Services lowered operating income. These declines were partly offset by reduced depreciation expense upon certain assets having reached the end of their depreciable lives.

INLAND RIVER SERVICES. Operating income increased 12%, or $0.1 million, to $0.9 million in the Current Year Quarter from $0.8 million in the Prior Year Quarter and 12%, or $0.2 million, to $1.9 million in the Current Six Months from $1.7 million in the Prior Six Months. Higher fuel and non-grain shipment costs and the recent charter-in of 182 hopper barges, operating expenses of which exceed that for hopper barges owned by Inland River Services, significantly offset increases in operating revenues.

OTHER. Operating loss increased 1,200%, or $1.2 million, to $1.3 million in the Current Year Quarter from $0.1 million in the Prior Year Quarter and 700%, or $2.8 million, to $3.2 million in the Current Six Months from $0.4 million in the Prior Six Months. Other operating loss primarily resulted from the activities of Aviation Services. An increase in expenses resulting from the commencement of operation of six new helicopters in the third and fourth quarters of 2003 and the first quarter of 2004, including costs for mandatory FAA proving flights and flight and maintenance training related to introducing a new type of medium-sized twin engine helicopter, and major repairs to restore to service existing helicopters whose status was non-operational substantially exceeded the increase between comparable periods of operating revenues. Aviation Services' operating results are expected to improve in future periods with an increase in flight hours although it remains dependent on offshore production and drilling activities of major oil and production management companies operating in the U.S. Gulf of Mexico.

CORPORATE. Corporate expenses increased 21%, or $0.6 million, to $3.4 million in the Current Year Quarter from $2.8 million in the Prior Year Quarter and 18%, or $1.0 million, to $6.4 million in the Current Six Months from $5.4 million in the Prior Six Months primarily due to increased public reporting costs, losses on sale of assets and rental expenses partly offset by reduced information technology costs. Expenses additionally increased in the Current Six Months due to higher legal and professional costs.

           OTHER INCOME, NET

                                                 For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                 -----------------------------------   ---------------------------------
(in thousands)                                        2004               2003               2004               2003
---------------------------------------------    ---------------    ----------------   ---------------    --------------
Net interest expense.........................  $       (3,725)     $      (2,549)     $      (7,724)     $      (5,499)
Debt extinguishment..........................               -               (966)                 -             (2,091)
Derivative income (loss), net................            (560)             2,624               (481)             4,373
Foreign currency transaction gains, net......            (689)             1,294               (223)             1,829
Marketable securities sale gains, net........           2,753              1,250              5,502              3,441
Other, net...................................             233               (747)               352               (744)
                                                 ---------------    ---------------    ---------------    ----------------
                                               $       (1,988)     $         906      $      (2,574)     $       1,309
                                                 ===============    ===============    ===============    ================

NET INTEREST EXPENSE. Net interest expense increased 48%, or $1.2 million, to $3.7 million in the Current Year Quarter from $2.5 million in the Prior Year Quarter and 40%, or $2.2 million, to $7.7 million in the Current Six Months from $5.5 million in the Prior Six Months due primarily to lower invested cash balances and reductions in the associated interest rates. Interest expense savings resulting from the repayment of loans that financed vessel acquisitions and the redemption of the Company's 5-3/8% Convertible Subordinated Notes Due 2006 ("5-3/8% Notes") were offset by the 2003 fourth quarter termination of interest rate swap agreements with respect to the Company's 7.2% Notes and reduced capitalized interest.

DEBT EXTINGUISHMENT. On February 20, 2003, the Company redeemed the outstanding principal amount of its 5-3/8% Notes, and on April 7, 2003 accelerated the repayment of notes due prior shareholders of an acquired company. These debt repayments resulted in a write-off of related unamortized deferred financing costs and premium payments totaling $1.0 million and $2.1 million in the Current Year Quarter and Current Six Months, respectively.

DERIVATIVE INCOME (LOSS), NET. Derivative transactions resulted in a loss of $0.6 million and $0.5 million in the Current Year Quarter and Current Six Months as compared to income of $2.6 million and $4.4 million in the Prior Year Quarter and Prior Six Months. Derivative losses resulted primarily from foreign currency exchange futures and forward transactions. Whereas, derivative income in the Prior Year Quarter included a non-recurring $2.6 million gain from interest swap agreements that terminated in the fourth quarter of 2003 and Prior Six Months additionally included a $2.2 million gain resulting from the revaluation of costless collars associated with the Company's common stock investment in ENSCO International Incorporated. These costless collars were terminated in the second quarter of 2003.

MARKETABLE SECURITIES SALE GAINS, NET. Marketable securities sale gains increased 115%, or $1.5 million, to $2.8 million in the Current Year Quarter from $1.3 million in the Prior Year Quarter and 62%, or $2.1 million, to $5.5 million in the Current Six Months from $3.4 million in the Prior Six Months. Security sale gains primarily resulted from the sale of equity securities.


           INCOME TAXES

The Company's income tax rate decreased to 25.2% in the Current Six Months from 36.2% in the Prior Six Months primarily due to tax provisions for state jurisdictions with taxable income and the consequence of non-deductible compensation expenses excluded from the U.S. consolidated tax return. The income tax rate decline in the Current Year Quarter from the Prior Year Quarter was primarily due to similar items; however, their impact on the Current Year Quarter's income tax rate was magnified as a result of the Company's modest loss before taxes, minority interest and equity earnings.


           EQUITY EARNINGS

Equity earnings increased 109%, or $0.4 million, to $0.7 million in the Current Year Quarter from $0.3 million in the Prior Year Quarter and 119%, or $0.7 million, to $1.2 million in the Current Six Months from $0.6 million in the Prior Six Months. An improvement in the operating results of the Company's offshore marine joint ventures was partly offset by a loss recognized on the sale of an interest in an Asian joint venture. Results for the Current Six Months additionally included an impairment charge relating to the Company's investment in an entity that develops and sells software to the ship brokerage and shipping industry.

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

As of June 30, 2004, the Company had $188.8 million available for use under a five year, non-reducing, unsecured revolving credit facility that terminates in February 2007. On July 22, 2004, the amount available declined $10.0 million as a result of additional borrowings under the Company`s revolving credit facility.


           OPERATING ACTIVITIES

Cash flows provided by operating activities were $0.3 million in the Current Six Months and $15.4 million in the Prior Six Months. The decline in operating cash flows resulted primarily from the decline in net earnings between the comparable periods (see Consolidated Results of Operations discussion above).


           INVESTING ACTIVITIES

Cash flows used in investing activities were $48.9 million in Current Six Months as compared to cash flows provided by investing activities of $5.1 million in the Prior Six Months. The decline in investing cash flows resulted primarily from a net increase in available-for-sale security purchases, reduced proceeds from equipment sales and increased deposits in construction reserve funds for future purchase of vessels or barges.

The Company's unfunded capital commitments as of June 30, 2004 for 5 new and 1 used vessel, 183 new hopper barges, 39 new chemical tank barges, 7 new helicopters and other equipment totaled $113.2 million. Deliveries are expected throughout 2004 and 2005. The Company also holds options to purchase 150 new hopper barges for delivery in 2005.


           FINANCING ACTIVITIES

Cash flows used in financing activities were $2.5 million in the Current Six Months and $117.0 million in the Prior Six Months. The Company repaid $71.3 million of its outstanding indebtedness in the Prior Six Months with proceeds from the sale in 2002 of its 5-7/8% Notes. In addition, fewer shares of the Company's common stock were acquired between comparable periods pursuant to the Company's Stock and Debt Repurchase Plan. During the Current Year Quarter, the Company borrowed $10.0 million under its revolving credit facility.

During the Current Six Months, the Company acquired 319,457 shares of its common stock for treasury at aggregate cost of $12.8 million pursuant to the Company's stock and debt repurchase plan. As of June 30, 2004, $45.4 million of authority issued by the Company's Board of Directors remains available to acquire additional shares of the Company's common stock, its 7.2% Notes and its 5-7/8% Notes. Securities acquired pursuant to the Company's repurchase plan may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.


           FINANCIAL POSITION

Total assets of the Company remained constant at $1.4 billion between June 30, 2004 and December 31, 2003. The Company's combined cash, available-for-sale securities and construction reserve funds increased 1% to $441.8 million and represented 32% of total assets at quarter end. Net property and equipment decreased 1% to $731.5 million and represented 52% of total assets at quarter end. Long-term debt increased 3% to $342.3 million.

           SHORT AND LONG-TERM LIQUIDITY REQUIREMENTS

The Company anticipates it will generate positive cash flows from operations in the near term and these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying the costs of its capital expenditures. As in the past and in further support of the Company's capital expenditure program, the Company intends to sell vessels, enter into sale and leaseback transactions for vessels, borrow under its revolving credit facility or utilize construction reserve funds, or a combination thereof. To the extent the Company relies on existing cash balances, proceeds from the sale of available-for-sale securities or construction reserve funds, the Company's liquidity would be reduced.

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

CONTINGENCIES

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under charter agreements that expire through October 2009. As of June 30, 2004, the total amount of future charter payments guaranteed by the Company was $16.2 million.

The Internal Revenue Service ("IRS") previously indicated that it was considering whether to propose a change in the manner in which vessel assets are classified for purposes of depreciation. If this change were proposed it would result in the assertion of a deficiency in the amount of taxes paid in 2001 based on the manner in which the Company's vessel assets were classified for purposes of depreciation. The Company has been verbally advised that the IRS has determined that it should not propose a change in the classification of the vessel assets for depreciation purposes. However, the IRS has recently proposed potential adjustments relating to the deduction of certain other expenses included in the Company's income tax returns for fiscal years 2000 and 2001. The Company believes that any income taxes ultimately assessed will not exceed amounts already reported in its financial statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk during the Current Six Months. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Six Months:

            Period             Total Number   Average Price Paid      Total Number of Shares       Approximate Dollar Value of
                                 of Shares         per Share           Purchased as Part of          Shares that May Yet Be
                                 Purchased                          Publicly Announced Plans or   Purchased Under the Plans or
                                                                             Programs                       Programs
  ---------------------------- -------------- -------------------- ------------------------------ ------------------------------
  April 1 - 30, 2004                 7,200               $39.68                      7,200                      $53,811,000

  May 1 - 31, 2004                 107,100               $38.59                    107,100                      $49,671,000

  June 1 - 30, 2004                106,100               $40.49                    106,100                      $45,371,000

                               --------------                      ------------------------------
  Total                            220,400               $39.59                    220,400



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on May 19, 2004. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

   Description of Matter                      For          Against           Withheld         Abstentions        Broker Non-Votes
   ---------------------                      ---          -------           --------         -----------        ----------------
1. Election of Directors:
      Charles Fabrikant...............   16,986,768           N/A             171,631              N/A                  N/A
      Andrew Morse....................   16,986,818           N/A             171,581              N/A                  N/A
      Michael E. Gellert..............   16,986,818           N/A             171,581              N/A                  N/A
      Stephen Stamas..................   16,985,620           N/A             172,779              N/A                  N/A
      Richard M. Fairbanks III........   16,986,818           N/A             171,581              N/A                  N/A
      Pierre de Demandolx.............   16,986,118           N/A             172,281              N/A                  N/A
      John C. Hadjipateras............   16,986,768           N/A             171,631              N/A                  N/A
      Oivind Lorentzen................   16,986,120           N/A             172,279              N/A                  N/A
      James A.F. Cowderoy.............   16,985,578           N/A             172,821              N/A                  N/A
      Steven J. Wisch.................   16,986,818           N/A             171,581              N/A                  N/A

2. Ratification of the appointment of
   Ernst & Young LLP as the Company's
   independent auditors for the fiscal
   year ending December 31, 2004......   17,049,685         106,553             N/A               2,161                 N/A


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

       B. Reports on Form 8-K:

           The Company furnished the following current report related to the quarter ended June 30, 2004 with the Securities and Exchange
           Commission:

           (i) Current Report on Form 8-K, dated May 3, 2004, reporting under Item 12 that, on May 3, 2004, the Company issued a press release announcing its financial results for the first quarter ended March 31, 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEACOR Holdings Inc.
                                      (Registrant)

DATE: AUGUST 9, 2004                  By: /s/ Charles Fabrikant
                                         --------------------------------------
                                      Charles Fabrikant, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATE: AUGUST 9, 2004                  By: /s/ Randall Blank
                                         --------------------------------------
                                      Randall Blank, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

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