Form 10-Q
period 2004-09-30
SEACOR HOLDINGS INC /NEW/
filed 2004-11-09
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



        (Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended  September 30, 2004      or
                                        ------------------

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from      _____________   to    _____________


        Commission file number      1-12289
                                ---------------

                              SEACOR HOLDINGS INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        13-3542736
- -----------------------------------------       --------------------------------
   (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                      Identification No.)

  11200 Richmond, Suite 400, Houston, Texas                 77082
- ----------------------------------------------  --------------------------------
  (Address of Principal Executive Offices)                (Zip Code)

                                 (281) 899-4800
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

The total number of shares of common stock, par value $.01 per share, outstanding as of November 2, 2004 was 18,294,127. The Registrant has no other class of common stock outstanding.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                             Page No.
                                                                                                             --------
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                      September 30, 2004 and December 31, 2003....................................................1

                  Condensed Consolidated Statements of Operations for each of the
                      Three and Nine Months Ended September 30, 2004 and 2003.....................................2

                  Condensed Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 2004 and 2003...............................................3

                  Notes to the Condensed Consolidated Financial Statements........................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................16

         Item 4.  Controls and Procedures.........................................................................17

Part II. Other Information

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................18

         Item 6.  Exhibits........................................................................................18


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

                                                                          September 30,       December 31,
                                                                               2004               2003
                                                                          ---------------    ---------------
                               ASSETS
Current Assets:
   Cash and cash equivalents.......................................       $      199,239     $      263,135
   Available-for-sale securities...................................               97,569             48,856
   Trade and other receivables, net of allowance for
     doubtful accounts of $3,127 and $2,800, respectively..........              113,312            108,676
   Prepaid expenses and other current assets.......................               28,342             23,551
                                                                          ---------------    ---------------
     Total current assets..........................................              438,462            444,218
                                                                          ---------------    ---------------
Investments, at Equity, and Receivables from
     50% or Less Owned Companies...................................               53,471             59,848
Property and Equipment.............................................            1,066,629          1,021,703
   Less accumulated depreciation...................................             (289,268)          (283,487)
                                                                          ---------------    ---------------
     Net property and equipment....................................              777,361            738,216
                                                                          ---------------    ---------------
Construction Reserve Funds.........................................              143,283            126,140
Other Assets.......................................................               43,959             34,189
                                                                          ---------------    ---------------
                                                                          $    1,456,536     $    1,402,611
                                                                          ===============    ===============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt...............................       $           42     $           93
   Accounts payable and accrued expenses...........................               33,345             30,333
   Other current liabilities.......................................               49,383             47,089
                                                                          ---------------    ---------------
     Total current liabilities.....................................               82,770             77,515
                                                                          ---------------    ---------------
Long-Term Debt.....................................................              382,319            332,179
Deferred Income Taxes..............................................              191,451            190,704
Deferred Income and Other Liabilities..............................               26,657             29,858
Minority Interest in Subsidiaries..................................                6,576              1,909
Stockholders' Equity:
   Common stock, $.01 par value, 24,529,793 and
     24,466,010 shares issued, respectively........................                  245                245
   Additional paid-in capital......................................              411,303            408,828
   Retained earnings...............................................              531,957            531,384
   Treasury stock, at cost, 6,237,466
     and 5,884,971 shares, respectively............................             (197,826)          (183,531)
   Unamortized restricted stock compensation.......................               (2,903)            (2,998)
   Accumulated other comprehensive income -
       Cumulative translation adjustments..........................               13,908             12,994
       Unrealized gain on available-for-sale securities............               10,079              3,524
                                                                          ---------------    ---------------
          Total stockholders' equity...............................              766,763            770,446
                                                                          ---------------    ---------------
                                                                          $    1,456,536     $    1,402,611
                                                                          ===============    ===============

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    ---------------------------     ---------------------------
                                                                       2004            2003            2004            2003
                                                                    -----------     -----------     -----------     -----------
Operating Revenues.........................................         $  116,486      $  103,234      $  309,863      $  305,253
                                                                    -----------     -----------     -----------     -----------
Costs and Expenses:
   Operating expenses......................................             79,134          72,264         227,923         208,786
   Administrative and general..............................             14,900          13,676          43,833          41,146
   Depreciation and amortization...........................             14,352          13,411          42,469          41,755
                                                                    -----------     -----------     -----------     -----------
                                                                       108,386          99,351         314,225         291,687
                                                                    -----------     -----------     -----------     -----------
Gains (Losses) on Asset Sales..............................               (119)          2,349           9,636           7,910
                                                                    -----------     -----------     -----------     -----------
Operating Income...........................................              7,981           6,232           5,274          21,476
                                                                    -----------     -----------     -----------     -----------

Other Income (Expense):
   Interest income.........................................              2,180           1,540           5,222           5,966
   Interest expense........................................             (5,565)         (4,603)        (16,331)        (14,528)
   Debt extinguishment expenses............................                  -              -                -          (2,091)
   Derivative income (loss), net...........................               (140)           (443)           (621)          3,930
   Foreign currency transaction gains (losses), net........               (184)         (1,714)           (407)            115
   Marketable securities sale gains (losses), net..........               (756)          2,411           4,746           5,852
   Other, net..............................................                 79             (15)            431            (759)
                                                                    -----------     -----------     -----------     -----------
                                                                        (4,386)         (2,824)         (6,960)         (1,515)
                                                                    -----------     -----------     -----------     -----------
Income (Loss) Before Income Tax Expense, Minority
   Interest in Income of Subsidiaries, and Equity in
   Earnings of 50% or Less Owned Companies.................              3,595           3,408          (1,686)         19,961
Income Tax Expense.........................................              1,511           1,334             178           7,329
                                                                    -----------     -----------     -----------     -----------
Income (Loss) Before Minority Interest in Income of
   Subsidiaries and Equity in Earnings of 50% or Less
    Owned Companies........................................              2,084           2,074          (1,864)         12,632
Minority Interest in Income of Subsidiaries................               (108)           (112)           (194)           (451)
Equity in Earnings of 50% or Less Owned Companies..........              1,388             935           2,631           1,503
                                                                    -----------     -----------     -----------     -----------
Net Income.................................................         $    3,364      $    2,897      $      573      $   13,684
                                                                    ===========     ===========     ===========     ===========

Basic Earnings Per Common Share............................         $     0.18      $     0.16      $     0.03      $     0.71
                                                                    ===========     ===========     ===========     ===========

Diluted Earnings Per Common Share..........................         $     0.18      $     0.15      $     0.03      $     0.71
                                                                    ===========     ===========     ===========     ===========

Weighted Average Common Shares:
   Basic...................................................             18,211          18,630          18,341          19,183
   Diluted.................................................             18,357          18,785          18,496          19,479


    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                 Nine Months Ended
                                                                            -----------------------------
                                                                                   September 30,
                                                                            -----------------------------
                                                                                 2004            2003
                                                                            -------------   -------------
Net Cash Provided by Operating Activities..............................     $      9,356    $     12,230
                                                                            -------------   -------------

Cash Flows from Investing Activities:
   Purchase of property and equipment..................................         (129,859)       (101,314)
   Purchase of third party contracts...................................           (2,893)              -
   Proceeds from asset sales...........................................           63,049         103,962
   Purchase of available-for-sale securities...........................          (89,803)        (24,469)
   Proceeds from sale of available-for-sale securities.................           62,814          58,057
   Net increase in construction reserve funds..........................          (17,143)        (14,499)
   Investments in and advances to 50% or less owned companies..........             (554)         (7,267)
   Principal payments on notes due from 50% or less owned companies....            3,367           1,318
   Proceeds on sale of investments in 50% or less owned companies......            5,133               -
   Dividends received from 50% or less owned companies.................            1,115          11,569
   Investment in note due from non-affiliate...........................           (5,352)              -
   Principal payments on note due from non-affiliate...................               42               -
   Cash settlements of derivative transactions.........................             (306)           (171)
   Other, net..........................................................                -             957
                                                                            -------------   -------------
     Net cash provided by (used in) investing activities...............         (110,390)         28,143
                                                                            -------------   -------------

Cash Flows from Financing Activities:
   Payments of long-term debt..........................................              (82)        (71,341)
   Proceeds from issuance of long-term debt............................           50,000               -
   Proceeds from share award plans.....................................            1,418             703
   Common stock acquired for treasury..................................          (14,920)        (48,108)
   Premium paid with 5-3/8% note extinguishment........................                -            (632)
   Other...............................................................               62            (179)
                                                                            -------------   -------------
     Net cash provided by (used in) financing activities...............           36,478        (119,557)
                                                                            -------------   -------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...........              660          (1,036)
                                                                            -------------   -------------

Net Decrease in Cash and Cash Equivalents..............................          (63,896)        (80,220)
Cash and Cash Equivalents, Beginning of Period.........................          263,135         342,046
                                                                            -------------   -------------
Cash and Cash Equivalents, End of Period...............................     $    199,239    $    261,826
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

                      SEACOR HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated financial information for the three and nine months ended September 30, 2004 and 2003 has been prepared by the Company and was not audited by its independent public accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended September 30, 2004 and 2003. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.   EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment delivered to the Company during the nine months ended September 30, 2004 included 8 new offshore marine vessels, 1 used offshore marine vessel, 1 new helicopter, 262 new dry cargo hopper barges, 14 chemical tank barges, and 3 used inland river towboats for aggregate consideration of $146.8 million, primarily funded while such new equipment was under construction. The Company sold 43 vessels and other equipment during the nine months ended September 30, 2004 for aggregate consideration of $63.0 million. Such vessels sold included all 28 of those remaining in the Company's "retired from service" fleet, 1 that was sold to a joint venture and 1 that was leased-back.


3.   COMMITMENTS AND CONTINGENCIES

The Company's unfunded capital commitments as of September 30, 2004 for 4 new offshore marine vessels, 68 new dry cargo hopper barges, 22 new chemical tank barges, 7 new helicopters and other equipment aggregated $76.0 million. Deliveries are expected through the remainder of the year and into 2005. An option to acquire 150 new dry cargo hopper barges expired shortly after the end of the quarter.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through October 2009. As of September 30, 2004, the total amount of future charter payments guaranteed by the Company was $15.1 million.

In connection with an examination of the Company's income tax returns for fiscal years 2000 and 2001, the Internal Revenue Service ("IRS") previously indicated that it was considering whether to propose a change in the manner in which vessel assets are classified for purposes of depreciation and asserted deficiencies with respect to the deduction of certain other expenses. Settlements have been reached with the IRS on all outstanding issues resulting in no material impact to the Company's financial position or results of operations.

4.   SUBSEQUENT EVENTS

On October 14, 2004, the Company agreed to acquire all of the outstanding shares of capital stock of ERA Aviation, Inc. ("ERA") for a cash purchase price of approximately $118 million, subject to post-closing working capital adjustments. The acquisition is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and to the satisfaction of customary closing conditions. It is anticipated that the transaction will close by December 31, 2004.

On October 22, 2004, the American Jobs Creation Act was signed into law. The Company is exploring the full impact of this legislation but currently believes it would be able to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25% which would result in tax obligations significantly less than the deferred taxes previously provided for unremitted earnings of foreign subsidiaries.

5.   LONG-TERM DEBT

During second and third quarter of 2004, the Company borrowed $50.0 million in the aggregate under its five year, non-reducing, unsecured revolving credit facility that terminates in February 2007. As of September 30, 2004, the Company had $146.7 million available for use under this facility.

6.   INCOME TAXES

The Company's effective income rate for the nine months ended September 30, 2004 was (10.6%). The customary benefit associated with pre-tax losses for this nine month period was offset by tax provisions for state jurisdictions with taxable income and the consequence of non-deductible compensation expenses excluded from the U.S. consolidated tax return.

7.   STOCK AND DEBT REPURCHASES

During the nine months ended September 30, 2004, the Company acquired 370,490 shares of its common stock, par value $.01 per share ("Common Stock"), for treasury at an aggregate cost of $14.9 million. As of September 30, 2004, $43.3 million of repurchase authority granted by the Company's Board of Directors remains available for acquisition of additional shares of Common Stock, the Company's 7.2% Senior Notes Due 2009 ("7.2% Notes") and its 5-7/8% Senior Notes due 2012 ("5-7/8% Notes"). Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market opportunity.


8.   STOCK COMPENSATION

Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies could either adopt a "fair value method" of accounting for their stock-based compensation plans or continue to use the "intrinsic value method" as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock-based compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:

                                                               For the Three Months Ended          For the Nine Months Ended
                                                                      September 30,                     September 30,
                                                             ----------------------------      ----------------------------------
                                                                              Earnings             Net Income     Earnings (Loss)
                                                             Net Income    Per Common Share         (Loss)       Per Common Share
                                                             -------------------------------   ----------------------------------
                      2004                                                  Basic     Diluted                    Basic    Diluted
                     ------                                                 ------    -------                    ------   -------
(in thousands, except per share data)
- --------------------------------------------------
As reported.................................................   $  3,364   $   0.18   $   0.18      $    573    $   0.03   $   0.03
                                                                          =========  =========                 =========  =========
Add: stock-based compensation included in net income........        381                               1,145
Less: stock-based compensation using fair value method......       (583)                             (1,763)
                                                              ----------                           ---------
Pro forma...................................................  $   3,162   $   0.17   $   0.17      $    (45)   $   0.00   $   0.00
                                                              ==========  =========  =========     =========   =========  =========

                      2003
                      ----
(in thousands, except per share data)
- --------------------------------------------------

As reported.................................................   $  2,897   $   0.16   $   0.15      $ 13,684    $   0.71   $   0.71
                                                                          =========  =========                 =========  =========
Add: stock-based compensation included in net income........        425                               1,331
Less: stock-based compensation using fair value method......       (709)                             (2,145)
                                                              ----------                           ---------
Pro forma...................................................  $   2,613   $   0.14   $   0.14      $ 12,870    $   0.67   $   0.67
                                                              ==========  =========  =========     =========   =========  =========


The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events, and the Company anticipates that it will award additional stock based compensation in future periods.

During the nine months ended September 30, 2004, the Company issued 63,783 shares of Common Stock for restricted stock grants, director stock grants and the exercise of stock options. In addition, the Company released from treasury 19,195 shares of Common Stock for employee stock plan purchases and received into treasury 1,200 shares of Common Stock on the cancellation of previously issued restricted stock grants.

9.   FINANCIAL INFORMATION OF 50% OR LESS OWNED COMPANIES

Summarized combined income statement information of business ventures for which the Company applies the equity method of accounting is as follows:

                                           For the Three Months         For the Nine Months
                                           Ended September 30,          Ended September 30,
                                       --------------------------- ---------------------------
                                           2004          2003          2004          2003
                                       ------------- ------------- ------------- -------------
(In thousands)
- -------------------------------------
Operating Revenues..................   $     43,374   $   34,072    $  104,662    $   85,654
Operating Income....................          3,974        3,084        10,470         9,805
Net Income..........................          2,919        3,881         7,708         8,602


10.  EARNINGS PER SHARE

Basic earnings per common share were computed based on the weighted average number of "unrestricted" common shares issued and outstanding (i.e., all issued and outstanding shares other than those subject to forfeiture pursuant to grants of restricted shares) during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of unrestricted common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per common share exclude certain options and share awards, totaling 70,000 and 180,924 in the three and nine months ended September 30, 2004, respectively, and 242,200 and 329,485 in the three and nine months ended September 30, 2003, respectively, as the effect of their inclusion in the computation would have been antidilutive.

                                               For the Three Months Ended              For the Nine Months Ended
                                                     September 30,                           September 30,
                                            ----------------------------------   --------------------------------------
                                                         Average O/S    Per                      Average O/S     Per
                                             Net income   Shares       Share       Net income     Shares        Share
                                            -----------  ----------  ---------    -----------    -----------  ---------
                 2004
                 ----
(in thousands, except per share data)
- --------------------------------------------
   Basic Earnings Per Common Share........    $   3,364     18,211     $   0.18   $         573       18,341   $    0.03
                                                                       =========                               ==========
   Effect of Dilutive Securities, net of tax:
     Options and restricted stock..........           -        146                            -          155
                                              ---------- ----------               --------------   -----------
   Diluted Earnings Per Common Share.......   $   3,364     18,357     $   0.18   $         573       18,496   $    0.03
                                              ========== ==========    =========  ==============   =========== ===========

                  2003
                  ----
(in thousands, except per share data)
- --------------------------------------------

   Basic Earnings Per Common Share........    $   2,897     18,630     $   0.16   $  13,684,000       19,183   $    0.71
                                                                       =========                               ==========
   Effect of Dilutive Securities, net of tax:
     Options and restricted stock.........            -        155                            -          158
     Convertible securities...............            -          -                      167,000          138
                                              ---------- ----------               --------------  -----------
   Diluted Earnings Per Common Share......    $   2,897     18,785     $   0.15   $  13,851,000       19,479   $    0.71
                                              ========== ==========    =========  ==============  ===========  ==========


11.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2004 and 2003, total comprehensive income (loss) was $9.4 million and ($2.2) million, respectively. For the nine months ended September 30, 2004 and 2003, total comprehensive income was $8.0 million and $9.0 million, respectively. Other comprehensive income (loss) in 2004 and 2003 consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

12.  SEGMENT INFORMATION

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

                                                                    Offshore                   Inland
                                                                     Marine    Environmental   River
                                                                    Services    Services      Services     Other       Total
                                                                   ----------- ------------  ----------  ----------  -----------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
 (in thousands)
- ------------------------------------------------------------------
Operating Revenues:
  External customers.............................................. $   72,757  $   21,144    $   16,076  $    6,509  $  116,486
  Intersegment....................................................         68           -             -         976       1,044
                                                                   ----------- -----------   ----------- ----------- -----------
                                                                       72,825      21,144        16,076       7,485     117,530

Operating expenses................................................    (48,434)    (14,738)      (10,405)     (6,659)    (80,236)
Administrative and general........................................     (7,572)     (2,793)         (455)       (228)    (11,048)
Depreciation and amortization.....................................    (10,468)       (740)       (2,067)     (1,073)    (14,348)
Gain (Loss) on asset sales........................................          9        (131)            4           -        (118)
Other income (expense), primarily foreign currency transactions...       (202)        (19)            -           -        (221)
Equity in earnings (losses) of 50% or less owned companies........      1,547         (21)            -        (139)      1,387
                                                                   ----------- -----------   ----------- -----------
Reportable Segment Profit (Loss).................................. $    7,705  $    2,702    $    3,153  $     (614)
                                                                   =========== ===========   =========== ===========
Corporate.........................................................                                                       (3,879)
Other income (expense) not included above.........................                                                       (4,165)
Equity in earnings of 50% or less owned companies.................                                                       (1,387)
Segment Eliminations..............................................                                                           80
                                                                                                                     -----------
Income before Taxes, Minority Interest and Equity Earnings........                                                   $    3,595
                                                                                                                     ===========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
 (in thousands)
- ------------------------------------------------------------------
Operating Revenues:
  External customers.............................................. $   81,190  $   10,611    $    7,195  $    4,238 $   103,234
  Intersegment....................................................          4          14            52         565         635
                                                                   ----------- -----------   ----------- ----------- -----------
                                                                       81,194      10,625         7,247       4,803     103,869

Operating expenses................................................    (58,022)     (5,016)       (4,994)     (4,811)    (72,843)
Administrative and general........................................     (8,211)     (1,850)         (360)       (517)    (10,938)
Depreciation and amortization.....................................    (11,529)       (340)         (923)       (597)    (13,389)
Gain on asset sales...............................................      2,348           1             -           -       2,349
Other income (expense), primarily foreign currency transactions ..     (1,991)          -             -         (87)     (2,078)
Equity in earnings (losses) of 50% or less owned companies........        839          (5)            -         101         935
                                                                   ----------- -----------   ----------- -----------
Reportable Segment Profit (Loss).................................. $    4,628  $    3,415    $      970  $   (1,108)
                                                                   =========== ===========   =========== ===========

Corporate.........................................................                                                       (2,816)
Other income (expense) not included above.........................                                                         (746)
Equity in earnings of 50% or less owned companies.................                                                         (935)
                                                                                                                     -----------
Income before Taxes, Minority Interest and Equity Earnings........                                                   $    3,408
                                                                                                                     ===========

                                                                      Offshore                  Inland
                                                                       Marine    Environmental   River
                                                                      Services    Services      Services     Other       Total
                                                                     ----------- ------------  ----------  ----------  -----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
 (in thousands)
- --------------------------------------------------------------------

Operating Revenues:
  External customers...............................................  $  205,739  $   52,190   $    34,690  $   17,244  $   309,863
  Intersegment.....................................................         141           -             -       2,748        2,889
                                                                     ----------- -----------  ------------ ----------- ------------

                                                                        205,880      52,190        34,690      19,992      312,752

Operating expenses.................................................    (149,684)    (37,888)      (23,677)    (19,563)    (230,812)
Administrative and general.........................................     (24,116)     (7,717)       (1,228)     (1,078)     (34,139)
Depreciation and amortization......................................     (32,361)     (2,009)       (4,761)     (3,153)     (42,284)
Gain (Loss) on asset sales.........................................       9,793         (64)           77         124        9,930
Other income (expense), primarily foreign currency transactions....        (333)          2             -           -         (331)
Equity in earnings (losses) of 50% or less owned companies.........       3,793         (21)            -      (1,141)       2,631
                                                                     ----------- -----------  ------------ -----------
Reportable Segment Profit (Loss)...................................  $   12,972  $    4,493   $     5,101  $   (4,819)
                                                                     =========== ===========  ============ ===========
Corporate..........................................................                                                        (10,253)
Other income (expense) not included above..........................                                                         (6,629)
Equity in earnings of 50% or less owned companies..................                                                         (2,631)
Segment Eliminations...............................................                                                             80
                                                                                                                       ------------
Loss before Taxes, Minority Interest and Equity Earnings...........                                                    $    (1,686)
                                                                                                                       ============


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
 (in thousands)
- --------------------------------------------------------------------
Operating Revenues:
  External customers...............................................  $  241,840  $   32,272   $    16,976  $   14,165  $   305,253
  Intersegment.....................................................          15          41           155       1,190        1,401
                                                                     ----------- -----------  ------------ ----------- ------------

                                                                        241,855      32,313        17,131      15,355      306,654

Operating expenses.................................................    (169,353)    (16,303)      (10,287)    (14,074)    (210,017)
Administrative and general.........................................     (25,096)     (5,854)       (1,030)     (1,203)     (33,183)
Depreciation and amortization......................................     (35,375)     (2,005)       (2,805)     (1,503)     (41,688)
Gain (Loss) on asset sales.........................................       8,238          83          (311)       (100)       7,910
Other income (expense), primarily foreign currency transactions
   and an impairment charge for an investment......................         254           -             -      (1,277)      (1,023)
Equity in earnings (losses) of 50% or less owned companies.........       1,993          (2)            -        (488)       1,503
                                                                     ----------- -----------  ------------ -----------
Reportable Segment Profit (Loss)...................................  $   22,516  $    8,232   $     2,698  $   (3,290)
                                                                     =========== ===========  ============ ===========

Corporate..........................................................                                                         (8,200)
Other income (expense) not included above..........................                                                           (492)
Equity in earnings of 50% or less owned companies..................                                                         (1,503)
                                                                                                                       ------------
Income before Taxes, Minority Interest and Equity Earnings.........                                                    $    19,961
                                                                                                                       ============


AS OF SEPTEMBER 30, 2004
 (in thousands)
- --------------------------------------------------------------------
Assets:
  Investments and receivables in 50% or less owned companies.......  $   29,791  $      163   $         -  $   23,517  $    53,471
  Goodwill.........................................................      12,646      14,264         1,493         305       28,708
  Other Segment Assets.............................................     647,854      35,978       185,089      49,910      918,831
                                                                     ----------- -----------  ------------ ----------- ------------

                                                                     $  690,291  $   50,405   $   186,582  $   73,732    1,001,010
                                                                     =========== ===========  ============ ===========

Cash, Investments and Corporate Assets.............................                                                        455,526
                                                                                                                       ------------
                                                                                                                       $ 1,456,536
                                                                                                                       ============


AS OF DECEMBER 31, 2003
 (in thousands)
- --------------------------------------------------------------------
Assets:
  Investments and receivables in 50% or less owned companies.......  $   33,891  $      (10)  $         -  $   25,967  $    59,848
  Goodwill.........................................................      12,646      14,264         1,493         305       28,708
  Other Segment Assets.............................................     683,193      26,898       102,795      45,021      857,907
                                                                     ----------- -----------  ------------ ----------- ------------
                                                                     $  729,730  $   41,152   $   104,288  $   71,293      946,463
                                                                     =========== ===========  ============ ===========
Cash, Investments and Corporate Assets.............................                                                        456,148
                                                                                                                       ------------
                                                                                                                       $ 1,402,611
                                                                                                                       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS


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

CONSOLIDATED RESULTS OF OPERATIONS

                                                  For the Three Months Ended              For the Nine Months Ended
                                                        September   30,                         September 30,
                                             ---------------------------------------- ----------------------------------------
                                                    2004                 2003                2004                 2003
                                             -------------------  ------------------- -------------------  -------------------
(in thousands)                                 Amount      %        Amount      %       Amount      %        Amount      %
- -------------------------------------------  ----------- ------  -----------  ------  -----------  ------  -----------  ------
Operating revenues.........................  $  116,486    100   $  103,234     100   $  309,863     100      305,253     100
                                             ----------- ------  -----------  ------  -----------  ------  -----------  ------
Cost and expenses:
   Operating expenses......................      79,134     68       72,264      70      227,923      74      208,786      68
   Administrative and general..............      14,900     13       13,676      13       43,833      14       41,146      14
   Depreciation and amortization...........      14,352     12       13,411      13       42,469      14       41,755      14
                                             ----------- ------  -----------  ------  -----------  ------  -----------  ------
                                                108,386     93       99,351      96      314,225     102      291,687      96
                                             ----------- ------  -----------  ------  -----------  ------  -----------  ------
Gains (losses) on asset sales..............        (119)     0        2,349       2        9,636       3        7,910       3
                                             ----------- ------  -----------  ------  -----------  ------  -----------  ------
Operating income...........................       7,981      7        6,232       6        5,274       1       21,476       7
Other income (expense), net................      (4,386)    (4)      (2,824)     (3)      (6,960)     (2)      (1,515)     (1)
                                             ----------- ------  -----------  ------  -----------  ------  -----------  ------
Income (loss) before taxes,
 minority  interest  and equity earnings...       3,595      3        3,408       3       (1,686)     (1)      19,961       6
Income tax expense.........................       1,511      1        1,334       1          178       0        7,329       2
                                             ----------- ------  -----------  ------  -----------  ------  -----------  ------
Income (loss) before minority interest
 and equity earnings.......................       2,084      2        2,074       2       (1,864)     (1)      12,632       4
Minority interest..........................        (108)     0         (112)      0         (194)      0         (451)      0
Equity earnings............................       1,388      1          935       1        2,631       1        1,503       0
                                             ----------- -------  ----------- ------- ----------- -------  ----------- -------
Net income.................................  $    3,364      3    $   2,897       3   $      573       0   $   13,684       4
                                             =========== =======  =========== ======= =========== =======  =========== =======

The table above provides an analysis of the Company's consolidated results of operations for each quarter and nine month period indicated. See "Item 1. Financial Statements - Note 12. Segment Information" included in Part I for additional financial information about the Company's business segments. Additional discussions of results of operations by business segment are presented below. The Company's operations are divided among the following four business segments: "Offshore Marine Services;" "Environmental Services;" "Inland River Services" and "Other," which primarily includes its "Aviation Services" business. The Company began separately reporting its Inland River Services business as a segment in the first quarter of 2004 due to its increased significance resulting from fleet expansion.

OVERVIEW

For the past several years, the Company has been pursuing a strategy of reducing its overall exposure to the offshore marine services industry and adjusting the mix of equipment it operates. The Company has been balancing its exposure to the energy service sector with investments in inland river assets and by expanding its environmental activities.

Weak demand for Offshore Marine Services' fleet continued to depress profits, but vessel utilization and rates per day worked have recently improved. The Company expanded its environmental service operations with the fourth quarter 2003 acquisition of Foss Environmental Services Company ("Foss"), but had less emergency response activity in the current year periods than in the year before. Profits increased in Inland River Services due primarily to barge fleet expansion. Its fleet count has risen from 735 barges at September 30, 2003 to 1,043 at September 30, 2004. Aviation Services' losses declined with improved helicopter utilization.

Management believes that the acquisition of ERA, subject to satisfaction of all applicable closing conditions, will substantially increase SEACOR's exposure to the Gulf of Mexico helicopter market. ERA operates mostly twin-engine equipment, serving the drilling "crew change" market and has large equipment that can support deep-water operations. We expect the combination of ERA with Aviation Services will result in synergies. The acquisition of ERA is consistent with SEACOR's recently developed plan to invest cash previously dedicated to foreign operations in US assets.

    OPERATING REVENUES BY BUSINESS SEGMENT AND GEOGRAPHIC REGION

                               For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                               ------------------------------------------ ------------------------------------------
                                      2004                  2003                 2004                   2003
                               ------------------   -------------------  --------------------  --------------------
(in thousands)                    Amount     %        Amount       %       Amount        %       Amount        %
- ---------------------------   ----------- -------------------------------------------------------------    -------
BUSINESS SEGMENT:

  Offshore Marine Services..  $   72,825     63    $   81,194      79   $  205,880       66   $  241,855       79
  Environmental Services....      21,144     18        10,625      10       52,190       17       32,313       11
  Inland River Services.....      16,076     14         7,247       7       34,690       11       17,131        6
  Other.....................       7,485      6         4,803       5       19,992        7       15,355        5
  Elimination...............      (1,044)    (1)         (635)     (1)      (2,889)      (1)      (1,401)      (1)
                              ----------- ------   -----------  ------  -----------   ------  -----------   ------
                              $  116,486    100    $  103,234     100   $  309,863      100   $  305,253      100
                              =========== ======   ===========  ======  ===========   ======  ===========   ======
GEOGRAPHIC REGION:

  United States.............  $   73,761     63    $   54,245      52   $  189,399       61   $  159,031       52
                              ----------- ------   -----------  ------  -----------   ------  -----------   ------

  United Kingdom............      18,196     16        17,693      17       51,838       17       54,701       18
  West Africa...............      11,028     10        13,219      13       35,210       11       41,139       14
  Latin America & Mexico....       6,964      6         5,941       6       18,904        6       15,880        5
  Asia......................       3,961      3         5,057       5        9,705        3       15,123        5
  Other.....................       2,576      2         7,079       7        4,807        2       19,379        6
                              ----------- ------   -----------  ------  -----------   ------  -----------   ------
                                  42,725     37        48,989      48      120,464       39      146,222       48
                              ----------- ------   -----------  ------  -----------   ------  -----------   ------
                               $ 116,486    100    $  103,234     100   $  309,863      100   $  305,253      100
                              =========== ======   ===========  ======  ===========   ======  ===========   ======

OFFSHORE MARINE SERVICES. Operating revenues decreased 10%, or $8.4 million, to $72.8 million in the three months ended September 30, 2004 ("Current Year Quarter") from the three months ended September 30, 2003 ("Prior Year Quarter") and 15%, or $36.0 million, to $205.9 million in the nine months ended September 30, 2004 ("Current Nine Months") from the nine months ended September 30, 2003 ("Prior Nine Months") due principally to net vessel dispositions and a net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements. Fewer days worked and lower rates per day worked for vessels that operated between comparable nine month periods also contributed to lower operating revenues in the Current Nine Months. These declines were partly offset by an increase in reported North Sea revenues in the Current Year Quarter and Current Nine Months resulting from the translation of a strengthening Pound Sterling currency relative to the U.S. dollar.

Since the beginning of 2003 and through the end of the Current Year Quarter, the number of revenue generating vessels in Offshore Marine Services' fleet declined by 31% to 168 vessels, resulting from 77 net vessel dispositions. Eighty-seven vessels were sold and charters for 18 vessels were not renewed upon termination. The Company completed the divestiture of Offshore Marine Services' utility fleet in the previous quarter and at September 30, 2004 had no remaining "retired from service" vessels. Fleet dispositions were offset by Offshore Marine Services' purchase of 19 vessels and the charter-in of 9 vessels.

At September 30, 2004, Offshore Marine Services had 11 vessels bareboat chartered-out, including 8 to joint venture partners. Operating revenues earned from bareboat chartered-out vessels are generally lower than for vessels owned and operated by the Company because certain vessel expenses, which must be recovered through charter revenue, are the burden of the charterer.

Days worked and rates per day worked declined in the Current Nine Months and lowered operating revenues earned by the Company's fleet of towing, supply, anchor handling towing supply and mini-supply vessels that operated between comparable periods. These declines were partly offset by an improvement in operating revenues resulting from increased days worked and rates per day worked for the Company's crew and standby safety fleets.

An increase in demand for U.S. vessels that began in the second quarter of 2004 has continued into the Current Year Quarter and rates per day worked have recently improved. Days worked by vessels in Asia, Latin America, and the North Sea also increased in the Current Year Quarter as compared to the previous quarter; and rates per day worked improved modestly in the North Sea.


The Company is optimistic that the market improvement can be maintained. Strong commodity prices have generated significant cash flow for the Company's clients, most of whom have modestly increased their capital spending budgets for the remainder of this year and 2005. Countering this trend towards increased investment are concerns over the sustainability of high commodity prices and a lack of suitable rigs and/or shortage of attractive exploration prospects in mature markets such as the Gulf of Mexico and North Sea.


Rates per day worked and related operating revenues for North Sea vessels are earned in Pounds Sterling. For financial statement reporting purposes, these revenues are translated to U.S. dollar equivalents at weighted average exchange rates in effect during the applicable periods. A strengthening between years of the Pound Sterling currency relative to the U.S. dollar has increased Offshore Marine Services' reported operating revenues by approximately $1.8 million in the Current Year Quarter and $5.6 million in the Current Nine Months.

The table below sets forth operational data for Offshore Marine Services during the periods indicated.

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                            --------------------     ------------------
                                                             2004         2003        2004        2003
                                                            ------       ------      ------      ------
RATES PER DAY WORKED ($): (1) (2)
   Anchor Handling Towing Supply - Domestic............     22,009       20,095      19,133      18,155
   Anchor Handling Towing Supply - Foreign.............      9,534        9,927       9,255      10,203
   Crew................................................      3,458        3,257       3,359       2,971
   Geophysical, Freight and Other(3)...................          -            -      14,000           -
   Mini-Supply.........................................      2,937        2,998       2,948       3,041
   Standby Safety......................................      7,839        6,733       7,752       6,613
   Supply - Domestic...................................      6,720        6,062       6,310       6,428
   Supply - Foreign....................................     10,095        8,926       9,642       9,320
   Towing- Domestic....................................      6,118        6,093       6,072       6,293
   Towing - Foreign....................................      6,769        7,236       6,695       7,143
   Utility(3)..........................................          -        1,774           -       1,778

OVERALL UTILIZATION (%): (1)
   Anchor Handling Towing Supply - Domestic............       85.2         65.9        73.7        66.9
   Anchor Handling Towing Supply - Foreign.............       90.4         81.9        72.1        84.1
   Crew................................................       93.5         75.9        88.4        78.3
   Geophysical, Freight and Other(4)...................          -            -        17.7           -
   Mini-Supply.........................................       90.9         91.6        86.3        89.3
   Standby Safety......................................       89.7         89.9        87.5        87.0
   Supply - Domestic...................................       68.9         72.7        72.3        64.1
   Supply - Foreign....................................       86.9         88.7        77.4        92.5
   Towing - Domestic...................................       64.3        100.0        68.3        96.7
   Towing - Foreign....................................       61.7         82.7        64.0        84.2
   Utility(3)..........................................          -         58.7           -        56.8
      Overall Fleet....................................       88.2         77.5        83.3        77.2


                             ** TABLE CONTINUED **

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                            --------------------     ------------------
                                                             2004         2003        2004        2003
                                                            ------       ------      ------      ------
AVAILABLE DAYS: (1)
   Anchor Handling Towing Supply - Domestic............        276          460         853       1,365
   Anchor Handling Towing Supply - Foreign.............        759        1,012       2,224       3,071
   Crew................................................      6,024        6,699      18,133      20,196
   Geophysical, Freight and Other(4)...................         50           92         141         273
   Mini-Supply.........................................      2,619        2,760       8,057       8,190
   Standby Safety......................................      1,932        1,840       5,754       5,478
   Supply - Domestic...................................        644          920       2,165       3,206
   Supply - Foreign....................................        828        1,104       2,648       3,030
   Towing - Domestic...................................        275          184         730         741
   Towing - Foreign....................................        736        1,196       2,599       3,581
   Utility(3)..........................................          -        3,253           -      10,098
                                                            -------      -------     -------     -------
      Overall Fleet....................................     14,143       19,520      43,304      59,229
                                                            =======      =======     =======     =======

                                                              At September 30,     At December 31,
                                                          -----------------------  ---------------
                                                             2004         2003          2003
                                                          ------------ ----------  ---------------
FLEET COUNT AT PERIOD END:
   Anchor Handling Towing Supply - Domestic............          4            5           6
   Anchor Handling Towing Supply - Foreign.............         13           21          20
   Crew................................................         77           90          87
   Geophysical, Freight and Other......................          2            2           4
   Mini-Supply.........................................         30           32          32
   Standby Safety......................................         27           26          27
   Supply - Domestic...................................          8           11           9
   Supply - Foreign....................................         13           18          17
   Towing - Domestic...................................          3            2           2
   Towing - Foreign....................................         30           36          31
   Utility.............................................          -           36           -
                                                            -------      -------     -------
      Overall Fleet....................................        207 (5)      279         235
                                                            =======      =======     =======

                              ** TABLE COMPLETE **
____________________

(1) Rates per day worked, overall utilization and available days exclude owned vessels that are bareboat chartered-out, minority-owned joint venture vessels and managed vessels and include vessels bareboat and time chartered-in by the Company.

(2) Revenues for certain of the Company's vessels included in the calculation of rates per day worked, primarily its North Sea fleet, are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

(3) During the first six months of 2004, the Company sold 26 "retired from service" vessels that remained in this class. The Company decided in the fourth quarter of 2003 to divest of this class of vessel.

(4) Vessels in this class were out of service during the three and nine months ended September 2003 and the three months ended September 2004.

(5) Includes 131 owned, 31 chartered-in, 5 managed and 1 pooled. Joint ventures in which the Company owned a 50% or less interest owned or chartered-in 33 vessels and joint ventures in which the Company owned a majority interest owned 6 vessels.

ENVIRONMENTAL SERVICES. Operating revenues increased 99%, or $10.5 million, to $21.1 million in the Current Year Quarter from the Prior Year Quarter and 62%, or $19.9 million, to $52.2 million in the Current Nine Months from the Prior Nine Months. Results improved with the acquisition of Foss and due to increased consulting and project management activities. A decline in foreign oil spill response activities in Iraq partly offset these improvements. Spill response operating revenues are dependent on the number of spill responses in a given period and the magnitude of each spill. Consequently, spill response revenues can vary materially between comparable periods and the revenues from any one period are not indicative of a trend or of anticipated results in future periods.

Foss, now known as NRC Environmental Services Inc. ("NRCES"), was acquired in the fourth quarter of 2003 and primarily operates on the West Coast. NRCES provides oil spill emergency response services, industrial and marine cleaning services, petroleum storage tank removal and site remediation, transportation and disposal of hazardous waste and environmental equipment and product sales.

INLAND RIVER SERVICES. Operating revenues increased 122%, or $8.8 million, to $16.1 million in the Current Year Quarter from the Prior Year Quarter and 102%, or $17.6 million, to $34.7 million in the Current Nine Months from the Prior Nine Months due to fleet expansion, the hauling of greater freight volumes, improved freight rates and an increase in cargo stored aboard dry cargo hopper barges ("hopper barges").

The fleet of Inland River Services included 1,043 barges as of September 30, 2004 (645 owned, 182 chartered-in, 210 managed and 6 joint ventured). Since the beginning of 2003, net fleet additions have totaled 508 barges, primarily including newly constructed and chartered-in hopper barges. Freight volumes and rates increased due to the short supply of properly positioned hopper barges, increased non-grain loadings and improved harvest activity. Storage revenues also increased in the Current Nine Months due to higher levels of fertilizer imports and adverse river conditions during the winter months.

OTHER. Operating revenues increased 56%, or $2.7 million, to $7.5 million in the Current Year Quarter from the Prior Year Quarter and 30%, or $4.6 million, to $20.0 million in the Current Nine Months from the Prior Nine Months. These increases resulted principally from helicopter fleet expansion in the Company's Aviation Services business.

     OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                     For the Three Months Ended        For the Nine Months Ended
                                                              Sept. 30,                        Sept. 30,
                                                    ------------------------------    -----------------------------
(in thousands)                                          2004             2003             2004            2003
- --------------------------------------------------  --------------   -------------    -------------   -------------
BUSINESS SEGMENT:

  Offshore Marine Services.....................     $      6,360     $      5,780     $      9,512    $     20,269
  Environmental Services.......................            2,742            3,420            4,512           8,234
  Inland River Services........................            3,153              970            5,101           2,698
  Other........................................             (475)          (1,122)          (3,678)         (1,525)
  Corporate and Eliminations...................           (3,799)          (2,816)         (10,173)         (8,200)
                                                    --------------   -------------    -------------   -------------
                                                    $      7,981     $      6,232     $      5,274    $     21,476
                                                    ==============   =============    =============   =============

OFFSHORE MARINE SERVICES. Operating income increased 10%, or $0.6 million, to $6.4 million in the Current Year Quarter from the Prior Year Quarter and decreased 53%, or $10.8 million, to $9.5 million in the Current Nine Months from the Prior Nine Months.

Operating income improved in the Current Year Quarter as decreases in costs and expenses exceeded declines in operating revenues and gains from asset sales. Repair costs were lower and other operating expenses declined due to a cost reduction program. Staff reductions lowered administrative expenses. Gains from asset sales declined due to fewer vessel dispositions. Net vessel dispositions marginally affected operating income as profits earned from fleet additions offset profits lost from fleet dispositions.

Operating income decreased in the Current Nine Months. Those factors affecting operating revenues, described above, and higher vessel operating expenses were partly offset by lower administrative costs, increased gains on asset sales and the effects from changing fleet composition. Operating expenses increased due to
(i) a rise in compensation in the third quarter of 2003 for United Kingdom seamen, (ii) higher seamen redundancy costs associated with workforce reductions
(iii) increased vessel importation fees in certain West African countries, and
(iv) the provisioning for loss contingencies with respect to insurance contract deductibles. These operating expense increases were partly offset by lower repair costs and declines in other operating expenses resulting from a cost reduction program. Staff reductions decreased administrative expenses. Gains on asset sales increased due to the disposition of additional vessels. Increases in profits resulting from the addition of vessels to the fleet exceeded declines in profits that occurred as a result of fleet dispositions as newer vessels replaced under-utilized older equipment.

Translation of the operating activities of subsidiaries whose functional currency is Pound Sterling decreased reported operating income by $0.6 million in the Current Nine Months. Costs and expenses exceeded revenues in a period when the Pound Sterling currency strengthened against the U.S. dollar.

ENVIRONMENTAL SERVICES. Operating income decreased 20%, or $0.7 million, to $2.7 million in the Current Year Quarter from the Prior Year Quarter and 45%, or $3.7 million, to $4.5 million in the Current Nine Months from the Prior Nine Months due to a decline in profitability from emergency response activities. Profit margins from emergency response activities can vary greatly between periods and are dependent upon contract pricing relative to the direct costs of labor, material and other resources engaged in emergency response projects in the comparable periods.

INLAND RIVER SERVICES. Operating income increased 225%, or $2.2 million, to $3.2 million in the Current Year Quarter from the Prior Year Quarter and 89%, or $2.4 million, to $5.1 million in the Current Nine Months from the Prior Nine Months. Higher fuel costs and lease costs for the recent charter-in of 182 hopper barges partly offset increases in operating revenues.


OTHER. Operating loss decreased 58%, or $0.6 million, to $0.5 million in the Current Year Quarter from the Prior Year Quarter but increased 141%, or $2.2 million, to $3.7 million in the Current Nine Months from the Prior Nine Months. Other operating loss primarily resulted from the activities of the Company's Aviation Services business. An increase in expenses resulting from the commencement of operation of six new helicopters in the third and fourth quarters of 2003 and the first quarter of 2004, including costs for mandatory FAA proving flights and flight and maintenance training related to introducing a new type of medium-sized twin engine helicopter, and major repairs to restore to service existing helicopters whose status was non-operational exceeded increases in operating revenues. Losses did decline in the Company's Aviation Services business in Current Year Quarter as compared to the previous quarter and an improvement in results are expected in future periods. Such improvement remains dependent on, amongst other things, offshore production and drilling activities of major oil and production management companies operating in the U.S. Gulf of Mexico.

CORPORATE. Corporate expenses increased 38%, or $1.1 million, to $3.9 million in the Current Year Quarter from the Prior Year Quarter and 25%, or $2.1 million, to $10.3 million in the Current Nine Months from the Prior Nine Months primarily due to increased business development and facility expenses and costs necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

    OTHER INCOME (EXPENSE), NET

                                                     For the Three Months Ended        For the Nine Months Ended
                                                              Sept. 30,                        Sept. 30,
                                                    -----------------------------   -----------------------------
(in thousands)                                          2004             2003             2004            2003
- --------------------------------------------------  --------------  -------------   -------------   -------------
Net interest expense............................... $     (3,385)   $     (3,063)    $    (11,109)   $     (8,562)
Debt extinguishment expense........................            -               -                -          (2,091)
Derivative income (loss), net......................         (140)           (443)            (621)          3,930
Foreign currency transaction gains (losses), net...         (184)         (1,714)            (407)            115
Marketable securities sale gains (losses), net.....         (756)          2,411            4,746           5,852
Other, net.........................................           79             (15)             431            (759)
                                                    -------------   -------------    -------------   -------------
                                                    $     (4,386)   $     (2,824)    $     (6,960)   $     (1,515)
                                                    =============   =============    =============   =============

NET INTEREST EXPENSE. Net interest expense increased 11%, or $0.3 million, to $3.4 million in the Current Year Quarter from the Prior Year Quarter and 30%, or $2.5 million, to $11.1 million in the Current Nine Months from the Prior Nine Months. This was primarily due to reduced capitalized interest and the 2003 fourth quarter termination of interest rate swap agreements with respect to the Company's 7.2% Notes.

DEBT EXTINGUISHMENT EXPENSE. The Company redeemed the outstanding principal amount of its 5-3/8% Notes on February 20, 2003 and accelerated the repayment of notes due to former shareholders of an acquired company on April 7, 2003. These debt repayments in the Prior Nine Months resulted in a write-off of related unamortized deferred financing costs and premium payments totaling $2.1 million.

DERIVATIVE INCOME (LOSS), NET. Derivative transactions resulted in a loss of $0.6 million in the Current Nine Months as compared to income of $3.9 million the Prior Nine Months. Derivative income in the Prior Nine Months included a $1.6 million gain from interest rate swap agreements with respect to the Company's 7.2% Notes and a $1.7 million gain from costless collars associated with the Company's common stock investment in ENSCO International Incorporated. The costless collars and interest swap agreements were terminated in the second and fourth quarters of 2003, respectively.

FOREIGN CURRENCY TRANSACTION GAINS (LOSSES), NET. Foreign currency transaction losses decreased $1.5 million to $0.2 million in the Current Year Quarter from the Prior Year Quarter and increased $0.5 million to $0.4 million in the Current Nine Months from a gain of the Prior Nine Months. Gains and losses primarily resulted from the effect of currency exchange rate changes on loans between SEACOR and certain of its foreign subsidiaries and other transactions denominated in currencies other than the functional currency of various subsidiaries.

MARKETABLE SECURITIES SALE GAINS (LOSSES), NET. Marketable securities sale gains decreased $3.2 million to a loss of $0.8 million in the Current Year Quarter from the Prior Year Quarter and decreased $1.1 million to a gain of $4.7 million in the Current Nine Months from the Prior Nine Months. The loss in the Current Year Quarter is primarily the result of reduced trading activity in available-for-sale securities. Unrealized gains on available-for-sale securities increased $8.0 million, net of tax, to $10.1 million as of September 30, 2004 from $2.1 million as of September 30, 2003.

    INCOME TAXES

The Company's effective income rate for the Current Nine Months was (10.6%). The customary benefit associated with pre-tax losses for the Current Nine Months was offset by tax provisions for state jurisdictions with taxable income and the consequence of non-deductible compensation expenses excluded from the U.S. consolidated tax return.

    EQUITY EARNINGS

Equity earnings increased 48%, or $0.5 million, to $1.4 million in the Current Year Quarter from the Prior Year Quarter and 75%, or $1.1 million, to $2.6 million in the Current Nine Months from the Prior Nine Months. This was due primarily to improved joint venture operating results in Offshore Marine Services. Results for the Current Nine Months included a loss recognized on the sale of an interest in an Asian marine joint venture and an impairment charge relating to the Company's investment in an entity that develops and sells software to the ship brokerage and shipping industry.

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

As of September 30, 2004, the Company had $146.7 million available under a five year, non-reducing, unsecured revolving credit facility that terminates in February 2007.

    OPERATING ACTIVITIES

Cash flows provided by operating activities were $9.4 million in the Current Nine Months and $12.2 million in the Prior Nine Months. The decline in operating cash flows resulted primarily from the same factors producing the decline in net earnings between the periods (see Consolidated Results of Operations discussion above) partially offset by a reduction in accounts payables in the Prior Nine Months and a reduction in the provision for deferred taxes between the periods.

    INVESTING ACTIVITIES

Cash flows used in investing activities were $110.4 million in Current Nine Months as compared to cash flows provided by investing activities of $28.1 million in the Prior Nine Months. The decline in investing cash flows resulted primarily from a net increase available-for-sale security purchases, an increase in equipment purchases, reduced proceeds from equipment sales and reduced dividends received from 50% or less owned companies.

The Company's unfunded capital commitments as of September 30, 2004 for 4 new offshore marine vessels, 68 new dry cargo hopper barges, 22 new chemical tank barges, 7 new helicopters and other equipment aggregated $76.0 million. Deliveries are expected through the remainder of the year and into 2005. An option to acquire 150 new dry cargo hopper barges expired shortly after the end of the third quarter.

On October 14, 2004, the Company agreed to acquire all of the outstanding shares of capital stock of ERA for a cash purchase price of approximately $118 million, subject to post-closing working capital adjustments. The acquisition is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and to the satisfaction of customary closing conditions. It is anticipated that the transaction will close by December 31, 2004. The acquisition of ERA is consistent with SEACOR's recently developed plan to invest cash previously dedicated to foreign operations, in U.S. assets.

    FINANCING ACTIVITIES

Cash flows provided by financing activities were $36.5 million in the Current Nine Months as compared to cash flows used in financing activities of $119.6 million in the Prior Nine Months. The Company repaid $71.3 million of its outstanding indebtedness in the Prior Nine Months with proceeds from the sale in 2002 of its 5-7/8% Notes. In addition, the Company repurchased fewer shares of Common Stock between periods. During the Current Nine Months, the Company borrowed $50.0 million under its revolving credit facility.

During the Current Nine Months, the Company acquired 370,490 shares of its Common Stock for treasury at an aggregate cost of $14.9 million. As of September 30, 2004, $43.3 million of repurchase authority granted by the Company's Board of Directors remains available for acquisition of additional shares of Common Stock, the Company's 7.2% Notes and its 5-7/8% Notes. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market opportunity.

    FINANCIAL POSITION

Total assets of the Company remained relatively constant at $1.5 billion and $1.4 billion as of September 30, 2004 and December 31, 2003, respectively. The Company's combined cash, available-for-sale securities and construction reserve funds remained relatively constant at $440.1 million and represented 30% of total assets as of September 30, 2004. Net property and equipment increased 5% to $777.4 million and represented 54% of total assets as of September 30, 2004. Long-term debt increased 15% to $382.3 million.

    SHORT AND LONG-TERM LIQUIDITY REQUIREMENTS

The Company anticipates it will generate positive cash flows from operations in the near term and these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying the costs of its capital expenditures. As in the past and in further support of the Company's capital expenditure program and anticipated acquisitions, the Company intends to sell vessels, enter into sale and leaseback transactions for vessels, borrow under its revolving credit facility or utilize construction reserve funds, or a combination thereof. To the extent the Company relies on existing cash balances, proceeds from the sale of available-for-sale securities or construction reserve funds, the Company's liquidity would be reduced.

The Company's long-term liquidity is dependent upon its ability to generate operating cash flows sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders' investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity and off-balance sheet financing arrangements. With the cyclical nature of the energy business and the recent adverse effect it has had on the Company's results of operations and cash flows, the Company has adopted a strategy of reducing its overall dependency on Offshore Marine Services and reinvesting certain of its capital resources in Inland River Services and Aviation Services.

CONTINGENCIES

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through October 2009. As of September 30, 2004, the total amount of future charter payments guaranteed by the Company was $15.1 million.

In connection with an examination of the Company's income tax returns for fiscal years 2000 and 2001, the Internal Revenue Service ("IRS") previously indicated that it was considering whether to propose a change in the manner in which vessel assets are classified for purposes of depreciation and asserted deficiencies with respect to the deduction of certain other expenses. Settlements have been reached with the IRS on all outstanding issues resulting in no material impact to the Company's financial position or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk during the Current Nine Months. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. The Company's independent auditors will also be required to attest to and report on management's assessment.

As part of the process of preparing for compliance with these requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. As part of this review, management has been engaged in a process to document and evaluate the Company's internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed plan to (i) document the Company's internal controls over financial reporting, (ii) assess the adequacy of the Company's internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented.

Management identified and reported to the Audit Committee of the Board of Directors certain matters involving internal control deficiencies. Although none of the deficiencies, individually, is believed to be a material weakness, if such deficiencies remain uncorrected, they could, in the aggregate, amount to a material weakness in internal controls over financial reporting under definitions established by the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

Although management believes that it is likely that the Company will be able to implement changes to correct any deficiencies that would amount to a material weakness in internal controls over financial reporting and to document sufficiently and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting, there can be no assurance that all the identified issues, and any other issues found during the ongoing documentation and evaluation process, will be resolved in time to do so.

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information with respect to purchases by the Company of shares of Common Stock during the Current Year Quarter:

                                                                                           Approximate Dollar
                                 Total                          Total Number of Shares      Value of Shares that
                               Number of                       Purchased as Part of       May Yet Be Purchased
                                Shares       Average Price      Publicly Announced         Under the Plans or
       Period                  Purchased    Paid per Share     Plans or Programs (1)         Programs (1)
      ----------------------------------------------------------------------------------------------------
      July 1 - 31, 2004              0             -                      0                  $45,371,000

      August 1 - 31, 2004       50,200           $41.15              50,200                  $43,302,000

      September 1 - 30, 2004       833           $45.07                 833                  $43,265,000
                              -----------                         -----------
      Total                     51,033           $41.21              51,033


     (1) Beginning in February 1997 and extended at various times through November 2003, the Board of Directors authorized the repurchase of $347.0 million of Common Stock, debt or combination thereof. Through September 30, 2004, the Company has repurchased $225.5 million and $78.2 million of Common Stock and debt, respectively.



ITEM 6.         EXHIBITS

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

     32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 (furnished herewith).

     32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 (furnished herewith).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEACOR Holdings Inc.
                                      (Registrant)

DATE:    November 9, 2004             By: /s/ Charles Fabrikant
                                      ------------------------------------------
                                      Charles Fabrikant, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATE:    November 9, 2004             By: /s/ Randall Blank
                                      ------------------------------------------
                                      Randall Blank, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX




31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 (furnished herewith).

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 (furnished herewith).