Form 10-K
period 2004-12-31
SEACOR HOLDINGS INC /NEW/
filed 2005-03-14
CIK 859598

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number     1-12289

SEACOR Holdings Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3542736 (I.R.S. Employer Identification No.)
11200 Richmond Avenue, Suite 400, Houston, Texas (Address of Principal Executive Offices)	77082 (Zip Code)
Registrant's telephone number, including area code (281) 899-4800

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No

        The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004 was approximately $746,712,000 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 8, 2005 was 18,380,811.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business	2
	General	2
	Recent Developments	2
	Segment and Geographic Financial Information	3
	Offshore Marine Services	3
	Environmental Services	11
	Inland River Services	14
	Helicopter Services	17
	Other Activities	21
	Environmental Compliance	21
	Employees	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
	Executive Officers of the Registrant	22
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
	Market for the Company's Common Stock	24
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
	Overview	26
	Critical Accounting Policies	27
	General	30
	Results of Operations	35
	Liquidity and Capital Resources	41
	Effects of Inflation	46
	Related Party Transactions	46
	Contingencies	46
	New Accounting Pronouncement	47
	Cautionary Statements	47
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	54
Item 9B.	Other	54
PART III
Item 10.	Directors and Executive Officers of the Registrant	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Principal Accountant Fees and Services	55
PART IV
Item 15.	Exhibits and Financial Statement Schedules	56

FORWARD-LOOKING STATEMENTS

        Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, the operation of Offshore Marine Services and Helicopter Services in a highly competitive environment, changes in foreign political, military and economic conditions, the dependence of Offshore Marine Services and Helicopter Services on several customers, industry fleet capacity, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company's Common Stock, safety record requirements related to Offshore Marine Services and Helicopter Services, changes in foreign and domestic oil and gas exploration and production activity, vessel and helicopter-related risks of Offshore Marine Services and Helicopter Services, effects of adverse weather conditions and seasonality on Helicopter Services, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, changes in NRC's OSRO classification, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, liability in connection with providing spill response services, the effect of international economic and political factors in inland river operations, the intense competition faced by Inland River Services, adequacy of insurance coverage, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company, and various other matters, many of which are beyond the Company's control and other factors. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

        The Company is in the business of owning, operating, investing in, marketing and remarketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company also provides emergency environmental response and related services. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide. The Company also operates a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. The environmental services segment provides oil spill response, handles environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

        SEACOR's principal executive offices are located at 11200 Richmond Avenue, Suite 400, Houston, Texas 77082, and its telephone number is (281) 899-4800. Our Internet address is www.seacorholdings.com.

        All of the Company's periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through the Company's website as soon as reasonably practicable after the Company electronically files such report or amendment with the SEC. They are also available to be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information as to the operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Company files electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information and the address of that site is http://www.sec.gov.

Recent Developments

        On December 31, 2004, the Company acquired Era Aviation, Inc. ("Era") from Rowan Companies, Inc. for $118.1 million (subject to post-closing working capital adjustments). Era is engaged in the provision of contract and charter helicopter services and operates a regional fixed-wing passenger airline. The Company intends to combine its wholly-owned subsidiary Tex-Air Helicopters Inc.'s ("Tex-Air") existing helicopter operations with those of Era. The two companies combined have a fleet of 127 helicopters and 17 operating bases supporting primarily offshore oil and gas industry activities. Era's airline service in Alaska utilizes 12 fixed wing aircraft. The Company is actively seeking a purchaser of the regional airline and intends to sell that business this year. In December 2004 and February 2005, the Company placed orders with manufacturers for 32 helicopters to be delivered over a five-year period beginning in 2005.

Segment and Geographic Information

        The Company's operations are divided among the following four business segments: "Offshore Marine Services;" "Environmental Services;" "Inland River Services;" and "Helicopter Services." The Company also has additional activities which are referred to and described under "Other." "Other" primarily includes equity in earnings of 50% or less companies unrelated to our reportable segments and Era's regional airline business which is held for sale. Financial data for segment and geographic areas is reported in "Item 8. Consolidated Financial Statements—Note 14. Major Customers and Segment Data" included in Part IV of this Annual Report on Form 10-K.

Offshore Marine Services

  Business

        Offshore Marine Services (58%, 78% and 91% of consolidated operating revenues in 2004, 2003 and 2002, respectively) operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, Offshore Marine Services provides specialist services supporting projects, such as well stimulation, seismic data gathering and freight hauling. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations of its customers, including shorebase, marine transport and other supply chain management services.

  Equipment and Services

        The following types of vessels comprise Offshore Marine Services' fleet as of December 31 in the indicated years. "Owned vessels" are those 100% owned by the Company, which were either constructed and delivered new from shipyards or purchased from competitors. "Joint ventured vessels" are those owned by entities in which the Company is not the sole owner. "Leased-in vessels" are generally those which have been sold to an institutional lessor and then leased back. "Pooled vessels" are owned and operated by entities not affiliated with Offshore Marine Services, but the revenues or profits of which are shared with the revenues and profits of certain vessels owned by Offshore Marine Services based upon an agreed formula. "Managed vessels" are also owned by entities not affiliated with the Company but are operated by Offshore Marine Services for a fee and no revenues or profits are shared with Offshore Marine Services. At the end of this section we provide a glossary of the types of vessels listed below and an explanation of the services they perform.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2004:
Anchor handling towing supply	14	3	1	—	18
Crew	58	5	19	—	82
Geophysical, Freight and Other	1	1	—	—	2
Mini-supply	25	1	4	—	30
Standby safety	19	3	—	5	27
Supply	10	6	3	1	20
Towing supply	11	20	2	—	33
Utility	—	—	—	—	—

	138	39	29	6	212

2003:
Anchor handling towing supply	18	6	2	—	26
Crew	51	13	23	—	87
Geophysical, Freight and Other	2	2	—	—	4
Mini-supply	26	2	4	—	32
Standby safety	19	3	—	5	27
Supply	12	8	5	1	26
Towing supply	11	20	2	—	33
Utility	—	—	—	—	—

	139	54	36	6	235

2002:
Anchor handling towing supply	20	5	2	1	28
Crew	61	15	20	—	96
Geophysical, Freight and Other	1	1	—	—	2
Mini-supply	28	3	2	—	33
Standby safety	18	3	—	5	26
Supply	14	7	10	—	31
Towing supply	15	19	6	—	40
Utility	43	2	—	—	45

	200	55	40	6	301

        The following table sets forth the percent of the Company's consolidated operating revenues earned by vessel type and certain other business activities of Offshore Marine Services for each year indicated:

Vessel Type	2004	2003	2002
Anchor handling towing supply	9%	15%	21%
Crew	16%	17%	18%
Geophysical, Freight and Other	—	—	—
Mini-supply	6%	7%	6%
Standby safety	11%	11%	10%
Supply	9%	13%	18%
Towing supply	5%	9%	11%
Utility	—	3%	4%
Other	2%	3%	3%

	58%	78%	91%

        As of December 31, 2004, the average age of Offshore Marine Services' owned fleet was 12.3 years. Excluding standby safety vessels, the fleet's average age was 9.6 years. We believe that after vessels have been in service for approximately 20 years the level of expenditures necessary to satisfy required marine certification standards escalate and, in some instances, may not be economically justifiable. Depending on developments in offshore drilling and marine technology the marketability of vessels may decline over time as well.

  Glossary of Vessel Types

        Listed below is a description of each of the vessel types referred to above.

        Anchor handling towing supply ("AHTS") vessels are equipped with winches capable of carrying and handling chain, wire, and associated mooring equipment. They are used primarily for towing, positioning and mooring drilling rigs and other marine equipment by lifting and setting anchors on the sea bottom. These vessels also have the capability to deliver cargo, but are usually less efficient delivery "vehicles" than supply boats of comparable size. The defining characteristics of AHTS vessels are horsepower ("BHP") and size of winch in terms of "line pull" and wire storage capacity. Generally, only larger, more powerful AHTS vessels can service rigs in deep water of over 2,500 feet while smaller AHTS vessels can not work in deeper water. Four of Offshore Marine Services' AHTS vessels can work in water of over 4,000 feet in depth. Most modern AHTS vessels are equipped with dynamic positioning ("DP") systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

        Crew boats move personnel to and from offshore installations. Historically, crew boats transported people and were also used to deliver "light" cargo such as personal effects, small machinery, and small quantities of fuel and water. These boats also served as field stand-by vessels, moving personnel between platforms and providing an emergency stand-by service under certain circumstances. Crew vessels built prior to 1990 are generally 100 to 130 feet in length and are capable of 20 knots in light condition and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels ("FSV"), range from 130 to 200 feet in length and generally can develop a speed of 25 knots and may attain speeds of 35 knots. Modern FSVs have enhanced cargo carrying capacities, including in some instances, the capacity to support some phases of drilling operations. Vessels supporting drilling and working in deep water are usually equipped with DP capabilities.

        Geophysical, freight and other vessels generally have specialized features adapting them to their specific function, such as large deck space, high electrical generating capacity, high maneuverability and unique thrusters, extra berthing facilities and long-range cruising capabilities. Special project activities include well stimulation, seismic data gathering, freight hauling services and accommodation services.

        Mini-supply vessels range from 125 to 155 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are well suited for production support, construction projects, maintenance work and certain drilling support activities.

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

        Supply vessels range in length from 166 to 255 feet and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (deadweight: "dwt"), available square feet (meters) of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Speed is not generally a factor but the ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, certain supply vessels have DP capabilities.

        Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4-8,000 horsepower) and deck mounted winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work. Offshore Marine Services' towing supply vessels are primarily used in international operations supporting jack-up drilling rigs.

        Utility vessels range in length from 96 to 125 feet in length and are used to service offshore production facilities and also support offshore maintenance and construction work. The Company no longer owns or operates utility vessels since the Company disposed of all of the remaining vessels of this type during 2004.

  Markets

        The demand for vessels is affected by the level of offshore exploration and drilling activities, which, in turn, is influenced by a number of factors. Industry expectations as to future oil and gas commodities prices are an important determinative factor in exploration and drilling expenditures. Also important are our customers' assessments of offshore drilling prospects as compared with land-based opportunities. Assessment of costs, geological opportunity and political stability in host countries are all factors in our customers' decision-making. Thus, a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the relative exchange rates for the U.S. dollar, the benchmark for worldwide oil pricing, and various governments' policies regarding exploration and development of their oil and natural gas reserves affect the demand for drilling services. All these factors ultimately impact demand for our vessel services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of current market conditions.

        Each of the markets in which Offshore Marine Services operates is highly competitive. The most important competitive factors are pricing and the availability of equipment to fit customer requirements at such time as the equipment is needed. Other factors considered important by customers include service and reputation, flag preference, local marine operating conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of moving equipment from one market to another.

        We operate vessels in five principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth vessel types by geographic market. In order to enter new markets, enhance our marketing capabilities and facilitate operations in certain foreign markets, we often participate in joint ventures in those markets. This allows for expansion of both our fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

Vessel Types by Geographic Market	2004	2003	2002
United States:
Anchor handling towing supply	4	6	5
Crew	58	53	63
Geophysical, Freight and Other	—	1	1
Mini-supply	26	27	29
Supply	8	9	14
Towing supply	4	2	4
Utility	—	—	42

Total United States Fleet	100	98	158

Latin America & Mexico:
Anchor handling towing supply	6	9	9
Crew	8	11	10
Geophysical, Freight and Other	—	2	—
Mini-supply	3	4	4
Supply	6	8	6
Towing supply	11	12	13
Utility	—	—	3

	34	46	45

North Sea:
Anchor handling towing supply	1	1	3
Standby safety	27	27	26
Supply	4	7	9
Towing supply	—	—	—

	32	35	38

West Africa:
Anchor handling towing supply	3	6	7
Crew	13	14	13
Mini-supply	1	1	—
Supply	2	2	2
Towing Supply	8	9	10

	27	32	32

Asia:
Anchor handling towing supply	3	3	3
Crew	2	9	10
Geophysical. Freight and Other	1	—	—
Supply	—	—	—
Towing supply	1	2	6

	7	14	19

Other Foreign:
Anchor handling towing supply	1	1	1
Crew	1	—	—
Geophysical, Freight and Other	1	1	1
Supply	—	—	—
Towing supply	9	8	7

	12	10	9

Total Foreign Fleet	112	137	143

Total Fleet	212	235	301

        United States.    At December 31, 2004, 100 vessels were operating in the U.S., including 67 owned, 28 leased-in, 4 joint ventured and 1 pooled. Offshore Marine Services' expertise in this market is deepwater anchor handling with a fleet of AHTS vessels and production support with a fleet of crew and mini-supply vessels. This is a highly volatile market because oil company programs tend to be of short-term duration and influenced by the near term price of natural gas. In addition, a large number of public and private offshore marine service companies are active in this market and they compete largely on price alone.

        Latin America & Mexico.    At December 31, 2004, 34 vessels were operating in Latin America and Mexico, including 13 owned, and 21 joint ventured. Mexico is our largest market in this area. Offshore Marine Services participates in this market through a joint venture, Maritima Mexicana, S.A., which operates one of the largest fleets in the area. The market is controlled by the Mexican national oil company, Petroleos Mexicanos ("Pemex"), and vessel services are provided either directly to Pemex or to its subcontractors. The level of activity is largely influenced by Mexican government policies and finances. In recent years there has been a great expansion in the level of activity, but activity is expected to moderate as the Mexican presidential elections approach in 2006.

        North Sea.    At December 31, 2004, 32 vessels were operating in the North Sea, including 24 owned, 3 joint ventured, and 5 managed-in. The North Sea fleet primarily provides standby safety services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom promulgated legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The North Sea is a highly regulated market. Until recently, offshore oil and gas operations in this region were concentrated in the super major oil companies thereby confining activity to a limited number of customers. Smaller oil companies are now taking over mature operating properties from those major oil companies. We expect activity to increase in this market as the smaller companies establish operations in this region and are encouraged to increase production due to high oil and gas prices.

        Offshore Marine Services entered into a contract to sell four platform supply vessels and one anchor handling towing supply vessel services operating in this market. As of March 11, 2005, four of the vessels had been sold and delivered to the buyer and the last is expected to be sold on or about March 21, 2005.

        West Africa.    At December 31, 2004, 27 vessels were operating in West Africa, including 26 owned, and 1 bareboat chartered-in. Our largest market in this area is Nigeria where we work in co-operation with a Nigerian company, West Africa Offshore ("WAO"). The Nigerian market is dominated primarily by the super major oil companies, ExxonMobil, Shell, and Total and is characterized by large scale, multi-year projects. There is also a significant political component behind investment decisions as the Nigerian national oil company, NNPC, is a participant in almost all offshore development. The remainder of the Company's vessels located in this region operate from ports in the Republic of the Congo, Cameroon, Gabon and Equatorial Guinea. In addition to operations in West Africa, we have one vessel operating in South Africa.

        Asia.    At December 31, 2004, 7 vessels were operating in Asia, including 6 owned, and 1 joint ventured. Offshore Marine Services' vessels operating in this area generally support exploration programs and therefore follow the rigs to their locations in the region. To date, the largest market in this area has been Indonesia. In the last few years, we have invested in vessels capable of specialty operations such as supporting the operation of remote operated vehicles (ROV), telecommunications cable laying/repair and offshore accommodation. We compete against a large number of local and international companies in this market.

        Other Foreign.    At December 31, 2004, 12 vessels were operating in Other Foreign regions, including 2 owned, and 10 joint ventured. In addition to those referred to above, we have vessels owned by joint ventures that are serving the offshore oil and gas industry in Egypt and Greece.

  Competitive Conditions

        Although there are many suppliers of offshore marine services, management believes only one company, Tidewater, Inc., operates in all of Offshore Marine Services' major geographic markets. Tidewater, Inc. has a substantially greater percentage of the offshore marine market share compared to that of Offshore Marine Services and its other competitors.

  Customers and Contractual Arrangements

        Offshore Marine Services' principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has further concentrated and generally limited Offshore Marine Services' customer base. Although there was no single customer responsible for 10% or more of Offshore Marine Services' operating revenues in 2004, our 10 largest customers accounted for approximately 50% of our operating revenues. The loss of any one or more of its most significant customers would have a material adverse effect on Offshore Marine Services. The percentage of operating revenues attributable to any individual customer varies from time to time, depending on the level of oil and gas exploration undertaken by a particular customer, and other factors, many of which are beyond Offshore Marine Services' control.

        The majority of the vessels in the fleet are chartered to customers under arrangements where the customer charters or leases a vessel at a daily rate of hire. Usually the customer pays for fuel and we are responsible for the actual operation of the vessel and all other vessel operating expenses. Alternatively, customers charter vessels under "bareboat" charter agreements. Pursuant to these agreements, we provide only the vessel to the customer, and the customer provides for the vessel's operating expenses and generally assumes all risk of operation. Therefore, the daily rate of hire under a bareboat charter agreement is lower than that under a time charter agreement. Charter periods may vary widely from several days to several years.

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

      Regulatory Matters

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

  Environmental Compliance

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

        In addition to these federal and state laws, local laws and regulations and certain international treaties to which the U.S. is a signatory, such as MARPOL 73/78, Offshore Marine Services is subject to various requirements governing waste disposal and water and air pollution.

  Risks of Foreign Operations

        For the years ended December 31, 2004, 2003 and 2002 approximately 56%, 54% and 51%, respectively, of Offshore Marine Services' operating revenues were derived from foreign operations. Foreign operations are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, terrorist attacks, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

Environmental Services

  Business

        Until November 2003, Environmental Services (23%, 11% and 6% of consolidated operating revenues in 2004, 2003 and 2002, respectively) primarily provided contractual oil spill response and other professional emergency preparedness services to those who store, transport, produce or handle petroleum and certain non-petroleum oils as required by OPA 90, various state and municipal regulations and international maritime conventions. These services include training, consulting and supervision for emergency preparedness, response and crisis management. The business is conducted through the Company's wholly owned subsidiaries, National Response Corporation ("NRC"), The O'Brien's Group, Inc. and SEACOR Environmental Services International Ltd. ("SESI").

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

  Equipment and Services

        Emergency Response Services.    Environmental Services employs trained personnel and maintains specialized equipment positioned in the U.S. and in certain international locations to respond to oil spills, emergencies and other projects as required by its customers. NRC maintains a fleet of 13 vessels and 6 barges outfitted with specialized equipment on the east, gulf, and west coasts of the U.S.

as well as in the Caribbean and Hawaii. It also has established a network of approximately 175 independent oil spill response contractors that may assist it by providing equipment and personnel. Operating revenues earned from emergency response services approximated 12%, 4% and 0% of consolidated revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

        Retainer Services.    Environmental Services offers retainer services to the maritime community, such as operators of tank and non-tank vessels, and chemical carriers, and to owners of facilities, such as refineries, pipelines, exploration and production platforms, power plants and storage tank terminals. Retainer services include access to professional management and specialized equipment necessary to respond to an oil or chemical spill emergency.

        Consulting Services.    Environmental Services has developed customized training programs for industrial companies to educate personnel on the prevention of and response to oil spills, handling of hazardous materials releases, fire fighting, security incidents and other crisis-related events as well as the associated risks. We plan and participate in customer oil and chemical spill response and other risk exercises and develop and maintain vessel and facility response and security plans. We also conduct and assist with vessel inspections, as well as security assessments of vessels and facilities. All of these services are offered throughout the U.S. and internationally, both on a stand-alone basis and as part of its base retainer services.

        Industrial and Remediation Services.    Through NRCES and its network of independent oil spill response contractors, Environmental Services provides hazardous waste management, industrial and marine cleaning services, salvage support, petroleum storage tank removal and site remediation services, primarily in the U.S. We also market and sell environmental equipment and products.

  Markets

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

        The international market is characterized by two distinct operating environments—developed and developing nations. In developed nations, the environmental regulations generally are mature and governments usually respond to oil spills with public resources and then recover their costs from the responsible parties. In developing nations where global oil exploration and production exists, there is less oil spill response infrastructure and, accordingly, Environmental Services is seeking to develop opportunities to work with international oil and gas exploration and producing companies.

  Customers and Contractual Arrangements

        Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, power generating operators, industrial companies and airports. Services are provided pursuant to contracts generally ranging from one month to ten years. In addition to our retainer customers, we provide training, exercise and response services for oil spills, chemical releases, terrorist acts and natural disasters to others, including, under certain circumstances, local, state and federal agencies such as the U.S. Coast Guard.

        Environmental Services has more than 2,300 customers, and management does not believe that it is dependent on a single or few customers.

  Competitive Conditions

        The principal competitive factors in the environmental service business are price, customer service, reputation, experience, and operating capabilities. Management believes that the lack of uniform regulatory development and enforcement on a federal and state level in the U.S. has reduced demand for services provided by Environmental Services, thereby putting downward pressure on market rates. In the U.S., NRC faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other non-profit industry cooperatives and also from smaller commercial contractors who target specific market niches. Our environmental consulting business faces competition from a number of relatively small privately-held spill management companies. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few well-known private companies and regional oil industry cooperatives.

  Government Regulation

        NRC is "classified" by the U.S. Coast Guard as an Oil Spill Removal Organization ("OSRO") for every port in the continental U.S., Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. Vessel owners and other customers subject to OPA 90 who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process permits the Coast Guard and these customers to evaluate an OSRO's potential to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

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

  Risks of Foreign Operations

        Environmental Services operates worldwide. Services include oil spill response, training, exercise support and special projects in assessing risk of spills, response preparedness, strategies and resource requirements to multinational oil companies, governments and industry. For the years ended December 31, 2004, 2003 and 2002 approximately 8%, 40% and 9%, respectively, of Environmental Services' operating revenues were derived from its foreign operations. A significant increase in operating revenues earned from foreign operations in 2003 resulted from spill response, spill management, containment, and remediation services provided in support of Operation Iraqi Freedom.

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

Inland River Services

  Business

        Inland River Services (14%, 7% and 3% of consolidated operating revenues in 2004, 2003 and 2002, respectively) is primarily engaged in the operation of a fleet of dry cargo barges principally on the Mississippi and Ohio Rivers and their tributaries, and the Gulf Intracoastal Waterways which parallel the U.S. Gulf of Mexico coast ("U.S. inland waterways") transporting a range of dry-bulk commodities such as grain, coal, aggregate, ore, steel, scrap and fertilizers. As of December 31, 2004, Inland River Services operated a fleet of 1,072 dry cargo barges, of which 674 are owned, 182 chartered-in, 210 managed and six joint ventured. Certain of Inland River Services' barging activities are supported by three wholly-owned towboats. These towboats are operated by a third party. Inland River Services also owns 20 10,000 barrel chemical and product tank barges that are operated by a third party in the transportation of liquid bulk cargoes, such as lube oils, solvents and glycols, on the U. S. inland waterways.

        Inland River Services commenced operations in the third quarter of 2000 with 43 owned, 11 joint ventured and 208 managed dry cargo barges when the Company acquired SCF Corporation ("SCF"), a company that owned, operated and managed dry cargo barges since 1983. Over the past four years, Inland River Services fleet has grown substantially.

  Equipment and Services

        Most of the dry cargo barges owned by the Company are pooled with other barges owned by third parties through a pooling arrangement that we manage. Under this arrangement, operating revenues and expenses are pooled except for insurance, maintenance and repair costs. Each barge owner is responsible for the capital and financing costs of its own equipment in the pool.

        The fleet of dry cargo barges consists of open and covered hopper barges. Open hopper barges are used to transport non-grain, non-water sensitive commodities such as coal, aggregate and scrap. Covered hopper barges are more versatile because they can also carry water sensitive products, such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in our fleet is capable of transporting on average approximately 1,500 to 2,000 (1,350 to 1,800 MT) tons of cargo. Carrying capacity of each barge at any particular time is determined by water depth and hull size of the barge.

        Dry cargo barges are unmanned and are moved on the U.S. inland waterways by vessels known in the trade as "towboats." The combination of a towboat and dry cargo barges is commonly referred to as a "tow." Tows range in size from fifteen barges to as many as forty barges. Tows pass through lock and dam systems on most river segments. The number of dry cargo barges included in a tow depends on a variety of factors, including the horsepower of the towboat, river width and navigational conditions, the direction of travel, and the mix of loaded and empty barges in the tow. We have ownership interests in towboats as shown below. They are operated by a third party on the U.S. inland waterways for others. Inland River Services contracts with third parties to move its dry cargo barges on a spot basis, meaning that the rates it pays for barge movements are market driven. Towing prices fluctuate with demand, rising with higher volumes and higher fuel costs.

        Typical dry cargo barge movements usually consist of shifting a clean, empty barge from a fleeting location to a loading facility to load a non-grain commodity or to a shallow draft port for loading with grain. It is then moved from the loading location to a tow and moved in that tow either northbound or southbound to its destination for unloading. After unloading it is shifted to a fleeting area for cleaning and repair if needed before being moved again for loading. Some barges are moved empty in a tow to loading ports some distance away from the port of discharge of its last cargo. Typically, grain cargos move southbound and non-grain cargos move northbound.

        The following table sets forth the number of dry cargo barges owned and/or operated by Inland River Services, towboats and tank barges.

	At December 31,
Fleet Structure
	2004	2003	2002
Dry Cargo Barges:
Owned:
Open	231	126	110
Covered	443	243	185

Total Owned	674	369	295
Managed(1)	210	235	229
Chartered-in	182	174	—
Joint Ventured(2)	6	6	11

Total Fleet	1,072	784	535

Chemical Tank Barges	20	—	—

Towboats(3)	6	3	—

(1)
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Inland River Services" for a discussion of managed barges.
(2)
50% owned.
(3)
Three 6,250 horsepower towboats were acquired in December 2003 and are bareboat chartered-out. The Company and a minority partner jointly own three 6,250 horsepower towboats which were acquired in July 2004.

  Markets

        Dry cargo barges provide one of the nation's most cost effective methods for transporting cargoes for many bulk commodity shippers. Our primary dry cargo barge customers include major U.S. agricultural and industrial companies. Dry cargo commodities usually transported in barges on the U.S. inland waterways include coal, petroleum byproducts, grain and byproducts, fertilizers, both raw steel commodities and finished steel, nonferrous minerals and construction materials. Grains rank as the primary export, coal and petroleum products are predominately moved domestically, and fertilizer, steel, and construction materials are both imported and moved domestically within the U.S. inland waterways.

        The inland river barge business is cyclical with many variables affecting profitability. It is largely influenced by global trade, where demand for services can be affected by both U.S. supply and demand as well as international supply and demand for similar products. For example, reduced yields in grain production can affect the amount of cargo being moved and can affect its competitiveness in the world market which in turn can affect the amount being moved. In addition, the cost of ocean freight can also directly affect the movement of U.S. grain to some export markets. As the cost of ocean freight rises, rail shipments of grain destined for Asian markets to ports in the Pacific Northwest have a competitive advantage over the longer voyages out of the Gulf of Mexico. Foreign competition for world grain trade can affect U.S. exports. In times of high world grain stocks when foreign production is abundant, U.S. exports can be negatively affected, and in times of tight world stocks when foreign production may not be ample, U.S. exports can be brisk. In addition, freight rates for export grain transportation are affected by seasonality of shipments and overall export demand. The recent growth in worldwide demand for iron ore, steel, steel byproducts, coal, petroleum, and other bulk commodities has prompted a rise in demand for barge transportation in both the export and import trades. The exports of grain and other commodities can also be affected by the strength or weakness of the U.S. dollar, volatility of foreign economies, and changes in the level of foreign competition.

        Most of Inland River Services business activities are in the short-term and spot markets, and therefore, its earnings are subject to fluctuations in market rates. We occasionally seek to enter into long-term contracts to provide a level of stable cash flows and moderate the affect of market fluctuations.

  Seasonality

        The upper Mississippi River usually closes to barge traffic from mid-December to mid-March; ice hinders the navigation of barge traffic on the upper Mississippi River, the Illinois River and the upper Ohio River. Adverse river conditions due to high water resulting from excessive rainfall, or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. inland waterways, the number of barges included in tows, and the quantity of cargo that is loaded in the barges. The volume of grain transported from the Midwest to the Gulf of Mexico, primarily for export, is highest during the harvest season from mid-August through late November. The harvest season is particularly significant because pricing tends to peak during these months.

  Competitive Conditions

        The barge business has been consolidating for many years. We believe that there are five major domestic companies that operate over 1,000 barges each, with three of those, namely American Commercial Barge Lines, AEP- Memco and Ingram Barge Company, operating over 2,000 barges each. There are also four mid-sized barge companies that operate more than 500 but less than 1,000 barges. The Company estimates that the nine largest operators control approximately 80% of the total capacity in the barge industry.

        We compete on the basis of price and equipment availability. The inland barging business is very competitive. Primary competitors are other barge lines, railroads and trucks. Competition among barge lines intensifies as barge supply exceeds demand. Year to year changes in operating conditions, such as weather and lock delays and closures, can significantly affect barge availability by increasing or decreasing barge loading capacity. As discussed above, fluctuations in imports and exports also affect the demand for barges and competition in the domestic barge business.

  Customers and Contractual Arrangements

        The principal customers for Inland River Services are major agricultural companies and industrial companies. The ten largest customers accounted for approximately 60% of Inland River Services' revenues in 2004.

        Most of the barges in the fleet are employed under contracts of affreightment with customers. A contract of affreightment is an agreement to transport cargo from one point to another for a specified rate per ton. Contracts of affreightment can be for a short-term or longer-term duration, ranging anywhere from one voyage to several years. Under longer-term contracts, the undertaking can be an agreement to transport a minimum number of tons of cargo or to meet certain transportation needs for a particular customer. Some of the barges are bareboat chartered out to third parties for a fixed payment of hire per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years.

  Government Regulation

        Inland River Services operations are subject to federal, state and local regulations. The tank barges that are managed by a third party are subject to inspection by the U.S. Coast Guard on a periodic basis and carry certificates of inspection. Inland River Services, like Offshore Marine Services, is also subject to the Shipping Acts which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Shipping Acts require that the barges engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a further discussion of these requirements see "Item 1. Business—Offshore Marine Services—Government Regulation."

Helicopter Services

  Business

        Helicopter Services (6%, 5% and 0% of consolidated operating revenues in 2004, 2003 and 2002, respectively) commenced operations in December 2002 with the acquisition of Houston based helicopter owner/operator Tex-Air. Before the acquisition of Era, Tex-Air operated 46 helicopters including one leased from Era primarily servicing the offshore oil and gas exploration, development and production industry from its bases in Texas and Louisiana. Following the acquisition of Era at the end of 2004, in addition to services to the offshore oil and gas industry from bases in Alabama, Louisiana, Texas and Alaska, we now provide agricultural and forestry support services and flight-seeing tour services from our newly acquired bases in Nevada and Alaska. The Company also leases aircraft to third parties for operation by those parties.

  Equipment and Services

        Following the Era acquisition on December 31, 2004, 81 aircraft were acquired by Helicopter Services for a total fleet of 127 helicopters. The helicopter operations of Tex-Air and Era will be merged and will operate under the name "Era Helicopters, LLC." At December 31, 2004, Helicopter Services' operations were based only in the United States.

        As a result of the Era acquisition, our helicopter fleet includes 10 aircraft operated in support of firefighting and other services provided to governmental agencies in the western United States and 14 aircraft that are used in flightseeing tour services. These services are managed from our base facilities located in Nevada and our bases in the Juneau and Denali Park areas in Alaska.

        Helicopter Services operates Federal Aviation Administration ("FAA") approved maintenance repair stations in Anchorage, Alaska and Lake Charles, Louisiana and is a factory approved service facility or center for Bell Helicopter Textron American Eurocopter and Turbomeca. Since 1987, Era has manufactured and marketed, from its Gulf Coast Division facility in Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on several helicopter types, including the Bell 205, 212 and 412, the military "Huey" and the Eurocopter BK-117. The tank system provides enhanced flight range with nominal drag while increasing the passenger capacity. Sales to date have been to both civilian and military customers. Other aircraft accessories are also manufactured at the facility.

        The composition of Helicopter Services' fleet as of December 31, 2004 and some of the characteristics of the individual types of helicopters are as follows:

Manufacturer	Model	Number	Engine	Passenger Capacity
Light Helicopters:
Bell	206 B Series	10	Single	4
Eurocopter	EC120	9	Single	4
Eurocopter	AS 350 Types	38	Single	5-6
Agusta	A119	7	Single	7
Eurocopter	AS355 Types	3	Twin	5
Eurocopter	BO-105	22	Twin	4-5
Agusta	A109	1	Twin	7

		90

Medium Helicopters:
Sikorsky	S-76 Types	7	Twin	6-12
Eurocopter	EC155	2	Twin	12
Bell	Bell 212/412	23	Twin	13

		32

Heavy Helicopters:
Eurocopter	AS332L Super Puma	2	Twin	19
Sikorsky	S-61	3	Twin	19

		5

		127

        Helicopter Services owns 109 of the 127 helicopters listed above, it leases 17 helicopters under operating leases and it manages one helicopter for a third party's account.

        The flightseeing tourist services are provided on a contract basis or "block space basis" with cruise lines and via direct bookings with hotels, travel agents and individual passengers. These services are operated out of Juneau and from areas near Denali National Park. Other helicopter services to the oil and mining industries are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse, Alaska. These services are somewhat seasonal in nature, peaking during the months of May through September when weather conditions are more conducive to operations.

        Operations in the U.S. Gulf of Mexico largely support the offshore oil and gas exploration, development and production industry. With the Era acquisition, services are provided from the corporate office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, Abbeville, Venice, Fourchon, Houma, Schriever and Johnson's Bayou, the Texas cities of Galveston and Sabine Pass and from Theodore, Alabama.

        Era's principal aircraft bases in Alaska are a fixed-wing air service center at Ted Stevens Anchorage International Airport, with two adjacent hangars housing its helicopter operations and training and accounting operations. Era also maintains smaller helicopter facilities in Alaska at Deadhorse and Valdez. Era also owns properties in Juneau and Denali Park, Alaska.

        The Company has contracts to purchase 32 helicopters estimated to cost $259 million over the next five years. We expect to accept delivery of four medium crew change helicopters and four single engine helicopters in 2005, six medium and three light twin engine helicopters in 2006 and fifteen medium crew change helicopters during 2007 through 2009. After giving effect to deposits and progress payments already made, the Company's remaining commitments are $37 million for aircraft in 2005 and

$208 million for aircraft in 2006 and later. Of these purchase commitments, Helicopter Services has the right to terminate the purchase agreement relating to twenty Bell/Agusta Aerospace AB139 medium twin-engine helicopters at any time with regard to undelivered aircraft without liability thereunder other than payment of liquidated damages. In addition to the purchase commitments discussed above, the Company has placed refundable deposits on 10 light twin engine and 3 heavy twin engine helicopters.

  Markets

        At this time, Helicopter Services' principal market for its transportation services is the oil and gas industry with offshore operations in the Gulf of Mexico. The customers and locations are similar to those serviced by Offshore Marine Services and the market and Helicopter Services opportunities there are subject to the same cycles and pressures as described above. See "Item 1. Business—Offshore Marine Services—Market." In addition, Helicopter Services provides firefighting services to governmental agencies in the western United States, flightseeing operations in Alaska and utility and offshore services in Alaska.

  Seasonality

        A significant portion of Helicopter Services' oil and gas operating revenues and profits is dependent on actual flight hours. Prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact our operating results. Several types of weather-related and seasonal occurrences impact Helicopter Services, including poor weather conditions, tropical storm season in the Gulf of Mexico, the number of hours of daylight and winter in Alaska. In general, the winter months of December through February in the Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year and, in the Gulf of Mexico, June through November is tropical storm season. During tropical storms, we are unable to operate in the area of the storm although flight activity may increase due to the evacuation to land of offshore workers. In addition, many of our base facilities are located along the Gulf of Mexico coast and tropical storms may cause damage to our property. The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times.

        The Company's firefighting and flightseeing operations are also seasonal operations. Firefighting activity generally commences late in the second quarter and may continue into the fourth quarter, depending on climactic conditions in any given year. Flightseeing activity is generally from late May until early September. Certain costs associated with these businesses are year round. Consequently, financial performance for these businesses is uneven.

  Competitive Conditions

        The helicopter transportation business is highly competitive. There are two major competitors, Petroleum Helicopters, Inc. and Offshore Logistics, Inc., and several smaller competitors operating in this market. In addition, several customers in the Gulf of Mexico operate their own helicopter fleets. We are the third largest independent helicopter company operating in the Gulf of Mexico, one of the largest operators of flightseeing helicopters in Alaska, and a significant operator of firefighting aircraft in the western United States. In most instances, an operator must have an acceptable safety record, demonstrated reliability, type and availability of equipment and quality of service to participate in bidding for work. Among operators who have met these criteria, customers typically make their final choice based on price.

  Customers and Contractual Arrangements

        Helicopter Services charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require incremental payments above a fixed fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30-days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on flight hours flown. Day to day charter arrangements are generally based on either an hourly or daily rate. Our rate structure on utility and oil and gas contracts limits our exposure to increases in fuel costs over a pre-agreed level with our customers. Fuel costs in excess of these levels are passed through to our customers. With respect to flightseeing aircraft, we allocate block space to cruise lines and sell seats directly to customers. At December 31, 2004, Tex-Air had 46 helicopters operating under master service agreements or term contracts with customers. The Company's principal customers in the Gulf of Mexico are oil companies of varying sizes and production management companies. In Alaska, the Company's principal customers are oil companies and cruise lines' passengers. The principal customer for the Company's firefighting activities is the United States government.

        There are also other markets for our helicopter transportation services that include oil and gas industry support activities abroad, medical transportation, agricultural support and general aviation activities. Our activity in these markets is very limited. We have two aircraft providing air medical transportation and one operating abroad under lease to a third party. While we do not focus on these markets today, such markets do provide a source of aircraft during times of high demand in the oil and gas industry and are potential users of our excess aircraft during time of reduced demand for aircraft in our core markets.

  Industry Hazards and Insurance

        In general, helicopter operations are potentially hazardous and may result in incidents or accidents, the risks of which are inherent in the helicopter transportation industry. These hazards may result in injury to personnel or loss of equipment and operating revenues. We conduct training and safety programs to minimize these hazards. Helicopter Services maintains insurance coverage for liability to other parties, as well as for damage to its aircraft. There can be no assurance that our liability coverage will be adequate to cover all claims that may arise. There is also no assurance that we will be able to maintain its existing coverage or that operating revenues will not be adversely affected by these hazards in the future.

  Government Regulation

        Helicopter Services is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes as it carries persons and properties in its helicopters pursuant to a FAR Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations and, in this respect, has jurisdiction over Helicopter Services personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards and, because of the use of radio facilities in its operations, we are also subject to the Communications Act of 1934.

        Helicopter Services is subject to federal, state and local laws and regulations relating to the protection of the environment. The nature of the business of operating and maintaining helicopters requires that Helicopter Services use, store and dispose of materials that are subject to these laws and regulations. The environmental protection requirements have become more stringent in recent years; however, management believes these laws and regulations will not have a material adverse effect on Helicopter Services.

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

        Other Joint Ventures.    Also in 1998, the Company entered into a joint venture with an established private ship-owning and ship-management company in which it owns a 50% interest. The joint venture currently owns and operates a 52,000 dwt handy-max bulk carrier built in 2001. In 2003, the Company made a $6.0 million minority equity investment in a California-based company that designs and manufactures water treatment systems for sale or lease. The Company records the results of these joint ventures using the equity method of accounting.

        Regional Airline.    In addition to helicopter operations, Era operates a scheduled regional airline service in Alaska encompassing the transportation of passengers, mail and cargo. The Company intends to sell the regional airline service and is actively seeking purchasers. Era also operates the largest Fixed Base Operation at Ted Stevens Anchorage International Airport, selling fuel and providing ground services to transient corporate aircraft.

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

        In the merger of Chiles with ENSCO on August 7, 2002 (the "Chiles Merger"), the Company received $5.25 cash and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock it owned at the time of the merger. The Company received $25.4 million in cash and 3,176,646 shares of ENSCO's common stock, valued at $73.4 million on the date of merger, and recognized an after-tax gain of $12.9 million, or $0.61 per diluted share. Following the Chiles Merger, the Company began accounting for the ENSCO shares it owns as available-for-sale securities and now records changes in their market value each period as adjustments to other comprehensive income.

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

Employees

        As of December 31, 2004, the Company employed directly and indirectly through crewing or manning agreements approximately 3,900 individuals. All indirect employees support offshore marine vessel operations. In Nigeria, a joint venture company assists with vessel management and, at December 31, 2004, employed approximately 150 individuals. Also at December 31, 2004, the Company's North Sea operations were provided approximately 400 seamen through various manning agencies.

        Unions represent seamen employed in the United Kingdom and West Africa, employees of an Offshore Marine Services' joint venture in Nigeria and certain individuals employed in Environmental Services. Furthermore, in recent years, maritime labor unions have attempted to organize seamen employed by Offshore Marine Services in its U.S. Gulf of Mexico operations. Although the Company is not aware of any current union-organizing activities for U.S. seamen employed by Offshore Marine Services, the unionization of its domestic seamen could arise in the future.

ITEM 2.    PROPERTIES

        Vessels, helicopters and barges are the principal physical properties owned by the Company and are more fully described in "Offshore Marine Services," "Inland River Services" and "Helicopter Services."

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company at December 31, 2004 were as follows:

Name	Age	Position
Charles Fabrikant	60
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
Randall Blank	54
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
Dick Fagerstal	44
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
Milton Rose	60
		Vice President of SEACOR and President and Chief Operating Officer of its Offshore Marine Services — Americas Division since January 1993. Mr. Rose also serves as a director of various SEACOR joint ventures.
Alice Gran	55
		Senior Vice President and General Counsel of SEACOR and is a director and officer of certain SEACOR subsidiaries. Ms. Gran is responsible for managing legal, insurance and certain risk management functions. Ms. Gran joined SEACOR in July 1998 and is a licensed attorney admitted to practice in the District of Columbia.
John Gellert	34
		Senior Vice President since June 2004. Mr. Gellert's primary responsibility is running the domestic and international divisions of Offshore Marine Services. Mr. Gellert has been an employee of SEACOR since 1992.
Andrew Strachan	57	Vice President of SEACOR since April 1997 and a director and officer of certain SEACOR subsidiaries since December 1996.
Lenny Dantin	52
		Vice President and Chief Accounting Officer of SEACOR since March 1991. From October 1992 to May 2000, Mr. Dantin was Treasurer of SEACOR. In addition, Mr. Dantin has been an officer and director of certain of SEACOR's subsidiaries since January 1990.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company's Common Stock

        SEACOR's Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "CKH." Set forth in the table below for the periods presented are the high and low sale prices for SEACOR's Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2005:
First Quarter (through March 8, 2005)	$66.67	$52.62
Fiscal Year Ending December 31, 2004:
First Quarter	$44.47	$39.22
Second Quarter	$44.35	$44.30
Third Quarter	$47.04	$40.55
Fourth Quarter	$56.37	$44.51
Fiscal Year Ending December 31, 2003:
First Quarter	$44.84	$34.27
Second Quarter	$39.58	$33.80
Third Quarter	$40.45	$34.90
Fourth Quarter	$42.08	$35.60

        As of March 8, 2005, there were 116 holders of record of Common Stock.

        SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any dividends in the foreseeable future. Instead, we intend to retain earnings for working capital and to finance the expansion of our business. Any payment of future dividends will be at the discretion of SEACOR's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions, including the provisions of the Company's revolving credit facility.

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

	2004	2003	2002	2001	2000
	Year Ended December 31,
Operating Revenues:
Offshore Marine Services	286,721	316,116	367,969	399,123	276,931
Environmental Services	115,014	44,045	22,087	26,847	24,996
Inland Services(1)	66,568	27,859	12,607	9,598	1,092
Helicopter Services(2)	27,180	20,604	—	—	—
Drilling(3)	—	—	—	—	37,380
Elimination and Other	(3,623)	(2,415)	495	(778)	(458)

	$491,860	$406,209	$403,158	$434,790	$339,941

Operating Income	$28,672	$23,251	$52,392	$100,965	$55,380

Other Income (Expenses):
Net interest expense	(14,063)	(11,782)	(8,231)	(8,452)	(10,027)
Other income (expense)(4)	9,677	9,980	21,981	11,208	16,305

	(4,386)	(1,802)	13,750	2,756	6,278

Net Income	$19,889	$11,954	$46,587	$70,701	$34,120

Income Per Share: (5)
Basic	$1.09	$0.63	$2.33	$3.63	$2.02
Diluted	1.08	0.63	2.28	3.43	1.92
Statement of Cash Flows Data:
Cash provided by operating activities	$32,976	$44,996	$66,795	$111,420	$65,251
Cash provided by (used in) investing activities	(316,572)	(1,741)	6,167	(76,638)	(31,012)
Cash provided by (used in) financing activities	231,725	(127,525)	87,205	(77,455)	14,222
Balance Sheet Data (at period end):
Cash and cash equivalents, marketable securities and construction reserve funds	495,387	$438,131	$525,931	$258,055	$347,159
Total assets	1,766,009	1,402,611	1,487,107	1,298,138	1,132,730
Long-term debt	582,367	332,179	402,118	256,675	377,955
Stockholders' equity	793,757	770,446	804,951	743,698	552,552
Capital Expenditures	$200,052	$161,842	$139,706	$107,445	$73,750
Operating Data:
Offshore Marine Services:
Fleet Count, at period end(6)	212	235	301	325	305
Overall Fleet Utilization(7)	84.5%	76.7%	78.5%	81.1%	75.7%
Rates Per Day Worked by Vessel Type—(8)(9)
Anchor Handling Towing Supply	$12,223	$12,406	$13,067	$13,548	$11,410
Crew	3,463	3,225	3,216	3,313	2,645
Mini-Supply	2,974	3,029	2,854	3,071	2,041
Standby Safety	7,850	6,697	5,935	5,448	5,328
Supply and Towing Supply	8,197	7,554	7,985	7,771	5,251
Utility	—	1,773	1,755	1,895	1,609
Helicopter Count, at period end	127	41	36	N/A	N/A
Barge Count, at period end	1,092	784	535	338	262

(1)
Inland River Services commenced operations in the third quarter of 2000 with the Company's acquisition of SCF.

(2)
Helicopter Services commenced operations in December 2002 with the Company's acquisition of Tex-Air.

(3)
As a consequence of its majority ownership, the Company consolidated the reporting of financial information of Chiles until its ownership interest was reduced in September 2000, at which time the Company began using the equity method of accounting for its ownership interest until the Chiles Merger in August of 2002.

(4)
Other income (expense) principally includes gains and losses from the sale of marketable securities, derivative transactions, the sale of investments in 50% or less owned companies, foreign currency transactions and debt extinguishment. Other income in 2002 additionally included gains resulting from the Chiles Merger and 2000 also included a gain upon the sale of shares of Chiles.

(5)
Computations of basic and diluted income per common share give effect for SEACOR's June 15, 2000 three-for-two stock split.

(6)
Offshore Marine Services' fleet includes vessels owned, chartered-in, managed, pooled and joint ventured.

(7)
Utilization with respect to any period is the ratio of the aggregate number of days worked for all offshore vessels that are owned and bareboat chartered-in to total calendar days available during such period.

(8)
Rate per day worked with respect to any period is the ratio of total time charter revenues earned by offshore vessels that are owned and chartered-in to the aggregate number of days worked by offshore vessels during such period.

(9)
Revenues for certain vessels included in the calculation of rates per day worked are earned in foreign currencies, primarily Pounds Sterling, and have been converted to U.S. dollars at the weighted average exchange rate for the periods indicated.

FORWARD LOOKING STATEMENTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for each of the three years in the period ended December 31, 2004, and our financial condition at December 31, 2004. Except for the historical information contained herein, the following discussion contains forward-looking statements, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption "Forward-Looking Statements" immediately preceding Part I of this report and under the caption "Cautionary Statements," below in this Item 7. In addition, the following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

        The Company owns, operates, invests in, markets and remarkets equipment, primarily in the offshore oil and gas and marine transportation industries. It also provides emergency environmental response, remediation, and related services.

        We conduct our activities in four business segments: Offshore Marine Services is a worldwide provider of offshore energy marine support services with a fleet of 212 vessels; with 127 helicopters, Helicopter Services also primarily services the offshore energy markets with operations in the Gulf of Mexico and a small presence in Alaska. It also leases helicopters to third parties. Inland River Services operates over 1,000 dry cargo and 20 chemical tank barges throughout the U.S. inland waterways. Environmental Services is an international provider of oil spill response and preparedness services and also provides services to ships calling at U.S. ports, oil facilities, and installations.

        Offshore Marine Services, Helicopter Services and Inland River Services are highly capital-intensive businesses. To manage these businesses successfully over time, the Company believes it is often necessary to re-allocate capital among different classes of assets and across a variety of industries. In recent years, the Company has been pursuing a policy of diversifying its asset base by allocating capital into assets with differing cyclical profiles. To pursue this strategy, the Company manages its assets aggressively, responding quickly to opportunities to deploy or trade those assets. We believe that maintaining liquidity is important to provide the resources necessary to take advantage of opportunities.

        Our overall capital commitment to assets in the offshore oil and gas industry has remained fairly constant over the last three years. We believe that demand for both our marine and helicopter services in the offshore oil and gas industry will improve in the next year.

        The market for offshore oil and gas drilling has historically been cyclical. In 2002, activity in the offshore oil and gas industry markets worldwide began to decline and that downturn continued through the first half of 2004. Offshore drilling activity improved in the second half of 2004. Starting in the third quarter demand for support services began to improve. That improvement carried through to the fourth quarter. The Company expects offshore drilling activity to be sustained in 2005 and likely to continue into 2006. In the past, increased offshore drilling has been positive for marine support vessel operators as well as helicopter operators serving the offshore markets. The Company expects this historical link to lead to increased vessel and helicopter support activity.

        The Company continually assesses its asset portfolio and is active in buying and selling second-hand equipment, as well as building and re-selling newly constructed equipment. In the last few years many older assets have been shed and the fleet mix has been adjusted.

        The acquisition of Era's helicopters has made the company's rotary wing fleet one of the largest serving the offshore energy business in the Gulf of Mexico. The acquisition will also diversify the Company's service mix, adding firefighting capability and other services. While the Company will be providing "flight seeing" services in Alaska during the 2005 tourist season, it is not clear if it will continue this activity in the future.

        The Company's strategy envisions modernizing Helicopter Services' fleet eventually reducing the number of different models operated and replacing older units with new equipment. We will also be looking to grow through acquisitions and joint ventures.

        In 2001, the Company began expanding Inland River Services' business. Approximately 50% of the existing dry cargo barge fleet and 60% of the liquid cargo tank barge fleet operating on the U.S. inland waterways are over 20 years old. The Company's fleet is one of the most modern in the industry. In fact, we believe that there have been more retirements of old equipment than deliveries of new equipment in the last few years: 30% greater retirements for dry cargo barges and 14% greater for liquid barges over the last five years. As there have not been a large number of new dry cargo barges delivered in the last twelve months the Company believes that improvements observed in the second half of 2004 will carry forward into 2005.

        Increasing investment in the Company's Inland River Services has served to diversify the Company's portfolio of marine assets and to reduce its exposure to the offshore energy industry's cycles. Demand for our barges is dependent on different global economic forces and while that demand can fluctuate, the Company believes that the inland barge business is one of the businesses that over time will provide an attractive opportunity for capital investment.

        In addition to adding 651 owned dry cargo and chemical tank barges since 2000, the Company has invested in six towboats. Inland River Services transports dry bulk commodities by barge on the U.S. inland waterways and it manages its own barges and those owned by others through a pooling arrangement allowing for greater efficiencies in competing for cargoes. The tank barges are entered in a pooling arrangement managed by a third party and the towboats are bareboat chartered out and operated by a third party.

        The Company has also pursued diversification by continuing its expansion of environmental services. In addition to oil spill response services, we have continued to grow in emergency response, planning and preparation, and remediation services both domestically and internationally. We intend to continue the growth of this segment by competing for contracts internationally, pursuing selective acquisitions and developing additional business with existing clients.

Critical Accounting Policies

        General.    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the U.S. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles; whereas, in other circumstances, the Company is required to make estimates, judgments and assumptions that we believe are reasonable based upon information available and which have a significant impact on the results it reports. Some accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our more critical accounting estimates are included in the discussion that follows. The Company also has other policies that are considered key accounting policies, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

        Reserves for Doubtful Accounts Receivable.    The Company's reserves for doubtful accounts are based on estimates of losses related to customers' receivable balances. In establishing reserves, the Company assesses customer credit quality as well as other factors and trends, including the age of receivable balances. Individual credit assessments are performed regularly. Once the Company completes its assessment of receivable balances due from customers, a determination is made as to the probability of default. A reserve is established when the Company views loss is likely and the level of reserves can fluctuate depending upon all of the factors mentioned above. Because amounts due the Company from individual customers can be significant, future adjustments to our reserve could be material if one or more customers' receivables are considered uncollectible.

        Goodwill.    Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. As a result of recording various business combinations, the Company's book carrying value of goodwill totaled $28.8 million, or 2% of total assets, at December 31, 2004. The Company performs an annual review of goodwill and would more frequently if indictors of potential impairment exist, to determine if the recorded goodwill is impaired. The Company's impairment review process compares the fair value of the reporting unit to its book carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates, including the following for the reporting units: revenue, based on assumed market segment growth rates and the Company's assumed market segment share, estimated costs and appropriate discount rates based on the particular business' weighted average cost of capital. These various estimates are reviewed annually and many are developed as part of our routine business planning and forecasting process. The inputs and outcomes of the Company's discounted cash flow analysis are compared to available and comparable market data. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results. The Company has completed its annual impairment test of goodwill based upon carrying values as of December 31, 2004 and has determined there was no goodwill impairment.

        Investments in Business Ventures.    The Company holds less than majority investments in, and has receivables from, strategically aligned companies that totaled $47.9 million at December 31, 2004. The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company performs regular reviews of each investee's financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, the investment is written down to a new cost basis when the Company expects the decline to be other-than-temporary. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments, all of which affect the application of this investment valuation policy.

        Impairment of Long-Lived Assets.    The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a business segment or an asset grouping contained therein in relation to expectations and significant negative industry or economic trends. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping's carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping's carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.

        The Company's offshore support vessels and many of its helicopters service offshore oil and gas companies that operate in a cyclical industry. The Company is required to exercise considerable judgment in assessing this cyclicality at the same time other events or changes in circumstances might indicate that the carrying amount of assets many not be recoverable. Furthermore, were the Company be required to perform a recoverability test, considerable judgment would be employed in projecting future cash flows and an variations in those assumptions could cause a change in the results of the test.

        Self-insurance Liabilities.    The Company maintains business insurance programs with respect to its offshore support vessels that contain significant self-insured retention. In addition, the Company maintains a self-insured health benefit plan for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverage. The Company makes estimates to record expenses related to these programs based upon historical experience. To the extent that estimated self-insurance losses differ from actual losses realized, the Company's insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

        Income Taxes.    The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made. At December 31, 2004, the Company had deferred tax assets totaling $29.9 million resulting primarily from net operating loss carryforwards expiring in 2023 and 2024 and foreign tax credit carryforwards expiring from 2010 through 2015. The Company believes that it will be able to utilize the remaining net operating loss carryforwards and net foreign tax credit carryforwards through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

General

  Offshore Marine Services

        Our fleet services oil and gas exploration and production facilities mainly in the Gulf of Mexico, the North Sea, Latin America and Mexico, West Africa and Asia. The number and type of vessels we operate and their rates per day worked and utilization levels are the key determinants of Offshore Marine Services' operating results and cash flows.

        The table below sets forth rates per day worked, utilization and available days data for our fleet during the periods indicated. The rate per day worked for any vessel with respect to any period is the ratio of total time charter revenue of such vessel to the aggregate number of days worked by such vessel for such period. Utilization with respect to any vessel during a given period is the ratio of aggregate number of days worked by such vessel to total calendar days available for work during such period. Available days represent the total calendar days during which owned and chartered-in vessels are operated by the Company.

Fleet	2004	2003	2002
Rates Per Day Worked:
Anchor handling towing supply—Domestic	$19,037	$19,028	$21,275
Anchor handling towing supply—Foreign	9,450	10,004	10,810
Crew—Domestic	3,257	2,993	3,072
Crew—Foreign	4,136	4,089	3,885
Geophysical, Freight and Other—Foreign	14,000	N/A	N/A
Mini-supply—Domestic	2,919	3,001	2,825
Mini-supply—Foreign	3,565	3,462	3,559
Standby safety—Foreign	7,850	6,697	5,935
Supply—Domestic	6,650	6,369	7,541
Supply—Foreign	11,022	9,207	9,506
Towing supply—Domestic	6,823	6,252	7,439
Towing supply—Foreign	6,800	7,022	7,146
Utility—Domestic	N/A	1,773	1,755
Utilization:
Anchor handling towing supply—Domestic	79.7%	64.2%	74.1%
Anchor handling towing supply—Foreign	74.7%	81.5%	79.4%
Crew—Domestic	88.0%	76.6%	78.7%
Crew—Foreign	93.5%	85.6%	88.9%
Geophysical, Freight and Other—Domestic	0%	0%	0%
Geophysical, Freight and Other—Foreign	59.7%	N/A	N/A
Mini-supply—Domestic	87.4%	88.5%	86.9%
Mini-supply—Foreign	81.4%	89.7%	87.3%
Standby safety—Foreign	88.6%	87.8%	87.4%
Supply—Domestic	72.7%	61.3%	88.2%
Supply—Foreign	76.9%	90.9%	95.2%
Towing supply—Domestic	76.4%	97.3%	93.3%
Towing supply—Foreign	67.3%	82.1%	80.9%
Utility—Domestic	N/A	55.9%	60.6%
Overall Fleet Utilization	84.5%	76.7%	78.5%

Available Days:
Anchor handling towing supply—Domestic	1,129	1,825	1,766
Anchor handling towing supply—Foreign	2,960	3,961	5,992
Crew—Domestic	19,087	21,472	23,002
Crew—Foreign	5,492	5,045	4,411
Geophysical, Freight and Other—Domestic	91	365	600
Geophysical, Freight and Other—Foreign	142	N/A	N/A
Mini-supply—Domestic	9,676	10,300	8,864
Mini-supply—Foreign	957	650	365
Standby Safety—Foreign	7,686	7,349	7,647
Supply—Domestic	2,809	4,037	4,904
Supply—Foreign	3,386	4,091	4,234
Towing supply—Domestic	1,006	925	1,460
Towing supply—Foreign	3,347	4,676	5,304
Utility—Domestic	N/A	12,679	16,534
Overall Fleet Available Days	57,768	77,375	85,083

        Unless we decide to remove a vessel from operational service, there is little reduction in daily running costs such as crew cost, insurance and other support expenses. As a result, direct vessel operating costs as a percentage of revenues may vary substantially due to changes in rates per day worked and utilization. In some instances the cost of lay-up would necessitate paying "redundancy" expenses thereby making it more economical to keep a vessel in service, even if current utilization and rates do not cover daily operating expenses. The Company does not believe, however, in keeping equipment in service simply to avoid the cost of redundancy and does so only when it expects that conditions will improve soon enough to make it impractical to release personnel and re-hire them on a timely basis.

        The aggregate cost of our operations primarily depends on the size and asset mix of the fleet. Offshore Marine Services' operating expenses include "daily running expenses," and other fixed costs. Daily running costs are primarily comprised of wages paid marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. Two significant components of maintenance and repair expenses are drydock and main engine overhaul costs. Vessel drydockings are regularly performed in accordance with applicable regulations as are main engine overhauls in accordance with manufacturers' recommendations. Should we undertake a disproportionate number of drydockings and or main engine overhauls in a particular fiscal year, comparative operating expense results may be affected. Depreciation and charter-in expenses are Offshore Marine Services' principal fixed costs. Depreciation depends on the acquisition costs of vessels and their related useful life assumptions. When vessels are sold and leased back, (bareboat chartered), depreciation and finance charges become indirectly assimilated into operating expenses via a lease payment.

        A portion of our operating revenues and expenses, primarily related to our North Sea operations are received and paid in Pounds Sterling. For financial statement reporting purposes, these amounts are translated into U.S. dollar equivalents at the weighted average exchange rates in effect during the applicable periods.

        We believe our strong financial condition, diverse fleet and broad geographical distribution of vessels assist us in weathering the effects of industry downturns. The Company's financial position also enables us to capitalize on opportunities as they develop for purchasing, mobilizing, or upgrading vessels to meet changing market conditions and optimize the financial performance of the fleet.

  Environmental Services

        Environmental Services provides emergency oil spill and hazardous material response and industrial remediation services. Our customers are tank and non-tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, pipeline operators, power generating operators, airports and industrial companies. We assist our customers in complying with the requirements imposed on them by OPA 90, various state and municipal regulations and international marine conventions. We also offer consulting and planning services on a retainer and on an as-needed basis.

        Operating results and cash flows are very dependent on the number of spill responses in a given fiscal period and the magnitude of each spill. Consequently, spill response revenues and related income and cash flows can vary materially between comparable periods and the revenues from any one period is not indicative of a trend or of anticipated results in future periods. In 2003, Environmental Services had extensive operations in Iraq and in 2004, responded to a major oil spill on the Delaware River in the United States.

        Costs of oil spill response activities can include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor, equipment and materials provided by Environmental Services. Profits earned on equipment intensive responses tend to be better than the profits earned on labor-intensive responses. The cost of equipment is largely fixed in relation to the capital investment whereas the cost of labor is variable. Further, labor costs can increase significantly when overtime payments are required as is typically the case with emergency responses that occur outside of normal business hours. Profit margins can also vary based on the use of our own personnel and equipment resources versus the use of third party personnel and equipment.

        We charge a retainer fee for ensuring by contract the availability (at predetermined rates) of our response services and equipment. Retainer services include employing a staff to supervise response to an oil spill emergency and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by its customers in accordance with OPA 90 and various state regulations. Environmental Services maintains relationships with numerous environmental sub-contractors to assist with response operations and equipment maintenance and provide trained personnel for deploying equipment in a spill response.

        Environmental Services charges fees for its consulting and industrial and remediation services on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment to carry it out. The margins on time and material services are more predictable and for the most part are larger. As with emergency response work, the margins on equipment intensive jobs are higher than labor-intensive jobs.

        The principal components of Environmental Services' operating expenses are salaries and related benefits for operating personnel, payments to subcontractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer, spill, consulting and other environmental business activities.

  Inland River Services

        Inland River Services is primarily engaged in the operation of a fleet of dry cargo barges on the U.S. inland waterways in the U.S. and transports a range of dry-bulk commodities, such as grain, coal, aggregate, ore, steel, scrap steel and fertilizers.

        The Company embarked several years ago on a construction program to upgrade and modernize Inland River Services' fleet and intends to maintain a modern and productive fleet. At the end of 2004, the average age of the dry cargo barge fleet was less than 3 years which the Company believes is among the youngest fleets on the U.S. inland waterways system. We expect the younger fleet to enhance our customer service by improving availability and reliability due to reduced downtime for repairs. We also expect our younger fleet to reduce the amount of replacement capital expenditures needed in future years to maintain our fleet size and thus our revenue generating capacity.

        Generally, we believe the primary barriers to effective competitive entry into the U.S. inland waterways markets are the complexity of operations, consolidation of the towing industry and the difficulty in assembling a sufficiently large fleet to operate efficiently. A large fleet and experienced personnel are required for an operator to be efficient in the execution of voyages and its ability to spread risk. Competitive factors among established operators primarily include the price and availability of barges. In addition to reliability, barge operators must have equipment of a suitable type and in condition for a specific cargo.

        We generally charge a price per ton from a specific point of origin to a specific destination for the transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo, and thereafter pay a per diem rate for extra time. From time to time, a small number of our dry cargo barges will be used for storage for a period prior to delivery.

        As of December 31, 2004, 318 of our dry cargo barges are chartered to, and operated by, other operators for various periods of time for a fixed rate per day. We seek to maintain a balance in northbound and southbound cargo commitments in order to optimize fleet utilization. We also seek to balance our book of business between spot market and long-term commitments in order to provide a more stable cash flow while maintaining the opportunity to participate in the higher day rates primarily experienced during the fall grain harvest season. If factors such as the access to discharge destinations are suitable, we believe that dry cargo barge transportation provides a cost advantage over alternative modes of inland transportation as it provides the lowest unit cost of delivery for high volume bulk products.

        The majority of dry cargo barges owned and those leased-in and certain others managed for third parties participate in pooling arrangements. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to participants based upon the number of days the barges participate in the pool.

        In order to mitigate its exposure to market fluctuations in the cost of towing, fleeting, cleaning and switching services which are essential to Inland River Services' operation, we have established several preferred vendor relationships for those services.

        In 2004, Inland River Services earned 79%, 11% and 10% of its operating revenues from the participation in dry cargo barge pools that it managed, charter-out of dry cargo barges and operation of inland towboats and other activities, respectively. The following table presents, for the years indicated, Inland River Services' interest in the tons hauled, percentage of tons moved and percentage of operating revenues derived from the movement of cargo and earned from its participation in dry cargo barge pools.

	2004			2003			2002
(in thousands)	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues
Grain	1,690	41%	43%	886	44%	49%	390	47%	42%
Non-Grain	2,387	59%	57%	1,107	56%	51%	442	53%	58%

	4,077	100%	100%	1,993	100%	100%	832	100%	100%

        Dry cargo barge operating expenses are typically differentiated between those directly related to voyages and all other dry cargo barge operating costs. Cargo voyage expenses primarily include towing, switching, fleeting and cleaning costs; non-voyage related operating expenses include such costs as repairs, insurance and depreciation. For barges chartered-out, related expense is limited to depreciation.

        We have also invested in twenty 10,000 barrel ("bbl") chemical tank barges which are managed by and participate in a chemical tank barge pool with a third party experienced in that segment of the industry. We expect to take delivery of another sixteen of such barges during the first half of 2005. We believe that the investment in 10,000 bbl chemical tank barges represents an opportunity to benefit from increasing demand for modern equipment as older equipment is retired.

  Helicopter Services

        Our helicopter services consist of the following distinct services, segregated by region or function: Gulf of Mexico Oil and Gas, Alaska Oil and Gas and Utility, Alaska Flightseeing, Firefighting, and Leasing.

        Helicopter Services' fleet principally provides transportation services to the offshore oil and gas exploration, development and production industry that operates in the Gulf of Mexico. The Era acquisition on December 31, 2004 approximately tripled the size of Helicopter Services' fleet to 127 helicopters and expanded the scope of its operations in the Gulf of Mexico. The Era acquisition has also allowed Helicopter Services to enter transportation services in the oil and gas industry and the flight-seeing tourist industry in Alaska and the forestry support industry in the western United States.

        Helicopter Services' operating revenue depends on the demand for its transportation services and the pricing and terms of its contracts. As with our offshore marine operations, drilling activity is a major factor influencing demand for our equipment. We measure the demand for our helicopter services in flight hours. In the Gulf of Mexico and Alaska seasonal weather conditions impact revenue. In the Gulf of Mexico most operations are conducted during daylight: longer summer days afford the opportunity for more flight hours and revenues. We are working to diversify flight services by leasing out surplus aircraft. Another key source of revenues is forest fire control services throughout the western United States and Alaska tourism.

        Transportation services provided offshore oil and gas production customers represent a significant portion of our operations. Our offshore oil and gas industry customers' exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium size and larger aircraft on which we typically earn higher margins. Production related activities are less sensitive to variances in commodity prices, and accordingly provide a more stable activity base for our flight operations. We estimate that a majority of our current oil and gas operating revenue in Helicopter Services is related to production related activities activities of our customers. Drilling related activities affect the demand for our crew change services.

        Most of our flight services are provided under short-term contractual arrangements or, an as-needed basis, under master service agreements. Term contracts are only occasionally available, and then they are usually confined to flying for major oil and gas companies. Our oil and gas, forestry support and other contracts are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also perform "ad hoc" services where our charges can be based on an hourly rate.

        Maintenance and repair expenses, employee compensation, insurance costs and fuel expenses represent a significant portion of Helicopter Services overall operating expenses. We expense maintenance and repair cost, including major aircraft component overhaul costs, as incurred. Third party vendors maintain certain major aircraft components, primarily engines and transmissions, under contractual arrangements. The maintenance costs related to these contractual arrangements are recorded ratably as the components are used. In addition to these variable operating expenses, we incur fixed charges for depreciation of its helicopters and other property and equipment.

        For accounting purposes, we depreciate our helicopters on a straight-line basis over their estimated useful lives to an estimated residual value of 30% of their original cost. We generally estimate the life of a helicopter to be no more than 12 years from the date of build.

        Increased offshore activity should increase demand for our helicopter services. We believe that in order for us to participate effectively in an improving market, Helicopter Services' fleet should be modernized. Our emphasis in our fleet renovation program has been and continues to be to invest in new technology equipment with enhanced safety features and greater performance characteristics than existing equipment. We believe we have had opportunities to negotiate and place orders for modern equipment at attractive prices.

        In measuring and evaluating our performance, we look at flight hours flown. In 2004 we operated 46 aircraft with an aggregate of 26,348 flight hours and in 2003 we operated 40 aircraft with an aggregate of 21,502 flight hours. These hours are only reflective of historical performance before the completion of the Era acquisition and therefore are not indicative of management's expectations for future flight hours for the Helicopter Services' increased fleet size.

  Other Activities

        The Company's equity investee, Globe Wireless, has experienced negative cash flow. The Company presently expects Globe Wireless can achieve operating cash break-even without requiring additional equity funding from its shareholders. There can be no assurances that Globe Wireless' future operations will be successful. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment. As of December 31, 2004, the Company's carrying value of its equity investment in Globe Wireless was $14.8 million.

Results of Operations

        The table below provides an analysis of the Company's consolidated statements of income for each year indicated. See "Item 8. Consolidated Financial Statements—Note 14. Major Customers and Segment Data" included in Part IV for additional financial information about the Company's business segments and geographical areas of operation. The Company commenced the separate reporting of its Inland River Services activities as a business segment in the first quarter of 2004 due to its increased significance from capital expansion and its Helicopter Services activities as a business segment in the fourth quarter of 2004 due to the expected increase in its significance following the acquisition of "Era" on December 31, 2004.

  Consolidated Results

	2004		2003		2002		Percent Change
(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	04/03	03/02
Operating Revenues:
Offshore Marine Services	$286,721	58%	$316,116	78%	$367,969	91%	(9)%	(14)%
Environmental Services	115,014	23%	44,045	11%	22,087	6%	161%	99%
Inland River Services	66,568	14%	27,859	7%	12,607	3%	139%	121%
Helicopter Services	27,180	6%	20,604	5%	—	0%	32%	100%
Other	—	0%	136	0%	762	0%	(100)%	(82)%
Eliminations	(3,623)	(1)%	(2,551)	(1)%	(267)	0%	42%	855%

	491,860	100%	406,209	100%	403,158	100%	21%	1%

Operating Income(1)	28,672	6%	23,251	6%	52,392	13%	23%	(56)%
Other Income (Expense), net	(4,386)	(1)%	(1,802)	(0)%	13,750	4%	143%	(113)%

Income Before Taxes, Minority Interest and Equity Earnings	24,286	5%	21,449	6%	66,142	17%	13%	(68)%
Income Taxes	8,573	2%	10,396	3%	23,034	6%	(18)%	(55)%

Income Before Minority Interest and Equity Earnings	15,713	3%	11,053	3%	43,108	11%	42%	(74)%
Minority Interest	(483)	0%	(517)	0%	(226)	0%	(7)%	129%
Equity Earnings	4,659	1%	1,418	0%	3,705	1%	229%	(62)%

Net Income	$19,889	4%	$11,954	3%	$46,587	12%	66%	(74)%

(1)
Includes net gains on asset sales of $10,234 in 2004, $17,522 in 2003 and $8,635 in 2002 resulting principally from the sale of offshore support vessels.

        Consolidated net income improved in 2004 due principally to the after-tax effect of a (i) $3.5 million increase in operating income, in which improved Inland River Services' and Environmental Services' profits exceeded declines in earnings of Offshore Marine Services and increased losses in Helicopter Services, (ii) $1.9 million non-recurring provision for a foreign tax credit valuation allowance recognized in 2003, (iii) $1.5 million increase in net interest expense, and (iv) $3.2 million increase in equity earnings.

        Consolidated net income declined in 2003 due principally to the after-tax effect of a (i) $18.9 million decline in operating income, in which lower Offshore Marine Services' profits and Helicopter Services losses exceeded the improvement in earnings of Environmental Services' and Inland River Services', (ii) $12.8 million non-recurring gain recognized in 2002 in connection with the Chiles Merger, (iii) $7.0 million increase in income from derivative transactions and the sale of marketable securities, (iv) $2.3 million increase in net interest expense, (v) $1.9 million provision for a foreign tax credit valuation allowance and (vi) $2.3 million decline in equity earnings.

  Offshore Marine Services

	2004		2003		2002		Percent Change
(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	04/03	03/02
Operating Revenues:
United States, primarily Gulf of Mexico	$127,152	44%	$145,378	46%	$178,929	49%	(13)%	(19)%
North Sea	73,120	26%	73,550	23%	89,060	24%	(1)%	(17)%
West Africa	46,521	16%	54,487	17%	57,589	16%	(15)%	(5)%
Latin America and Mexico	24,359	8%	20,644	7%	17,064	5%	18%	21%
Asia	14,009	5%	18,886	6%	23,493	6%	(26)%	(20)%
Other Foreign	1,560	1%	3,171	1%	1,834	0%	(51)%	73%

	$286,721	100%	$316,116	100%	$367,969	100%	(9)%	(14)%

Operating Income	$19,382	7%	$24,244	8%	$58,223	16%	(20)%	(58)%

        Operating Revenues.    Net vessel dispositions decreased operating revenues $27.4 million in 2004. Forty-three vessels were sold in the year, including 26 utility vessels "retired from service", and charters for 10 vessels were not renewed upon termination. Fleet dispositions were offset by the purchase of 16 vessels and the charter-in of 3 vessels. Declines in utilization and rates per day worked for our larger overseas vessels and Gulf of Mexico mini-supply vessels were partly offset by improved results from the operation of crew and standby safety vessels resulted in lowered operating revenues of approximately $4.6 million. Operating revenues also declined $5.0 million due primarily to a net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements. These declines were partly offset by an increase in reported operating revenues of $7.6 million that resulted from a strengthening between years in the Pound Sterling currency relative to the U.S. dollar with respect to Offshore Marine Services' North Sea operations.

        Reduced rates per day worked and utilization lowered operating revenues by $17.0 million and $15.4 million, respectively in 2003. Vessel demand was particularly weak in the Gulf of Mexico due to depressed rig utilization. Net fleet dispositions decreased operating revenues by $21.1 million. During 2003, 17 utility vessels were "retired from service" following the Company's decision to divest itself of this vessel type. In addition, 57 vessels including 4 utility vessels that were previously classified as "retired from service" were sold and 10 chartered-in vessels were redelivered to owners upon charter termination. Fleet dispositions and those retired from service were offset by Offshore Marine Services' purchase of 9 vessels and charter-in of 6 vessels. Vessel additions reflected the Company's strategy to modernize its fleet. Operating revenues also declined $3.3 million due principally to vessels entering bareboat charter-out service that previously operated under time charter-out arrangements. These declines were partly offset by an increase in reported operating revenues of $4.9 million that resulted from a strengthening between years in the Pound Sterling currency relative to the U.S. dollar with respect to Offshore Marine Services' North Sea operations.

        Operating Income.    Operating income was lower due to decreases in utilization and rates per day worked as described above. Profits declined with reduced asset sale gains. Vessel operating expenses increased between years due principally to (i) the provisioning for loss contingencies with respect to insurance contract deductibles, (ii) higher seamen redundancy costs associated with workforce reductions, (iii) increased vessel importation fees in certain West African countries and (iv) a rise in compensation paid foreign seamen. These declines were partly offset by the replacement of underutilized older vessels with new, more profitable vessels. Declining fleet size resulted in administrative staff reductions and lower administrative costs.

        The decline in operating income in 2003 resulted from those factors affecting operating revenues, described above, and increased operating and administrative expenses. Additional vessel sale and leaseback transactions increased charter-in expenses. Reductions in the size of Offshore Marine Services fleet resulted in redundancy payments to both seamen and staff personnel. Vessel insurance premiums increased, as did compensation paid foreign seamen.

        Even though there was an increase in reported operating revenue due to the strengthening in the Pound Sterling relative to the U.S. dollar, currency exchange rate fluctuations had no material effect on operating results, because Offshore Marine Services also pays its North Sea expenses in Pounds Sterling.

  Environmental Services

	2004		2003		2002		Percent Change
(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	04/03	03/02
Operating Revenues:
U.S.	$105,691	92%	$26,251	60%	$20,084	91%	303%	31%
Foreign	9,323	8%	17,794	40%	2,003	9%	(48)%	788%

	$115,014	100%	$44,045	100%	$22,087	100%	161%	99%

Operating Income	$11,985	10%	$9,128	21%	$1,026	5%	31%	790%

        Operating Revenues.    Results improved significantly in 2004 for two reasons: a $25.6 million increase in spill response revenue largely associated with the response to a major oil spill on the Delaware River and $37.3 million due to the acquisition in the fourth quarter of the prior year of NRCES, formerly Foss Environmental Services, Inc. Results also improved as a result of increased consulting and project management activities. Spill response activities approximated 49% of Environmental Services operating revenues in 2004.

        Operating revenues increased in 2003 with the provisioning of spill response, spill management, containment, and remediation services in association with "Operation Iraqi Freedom" and the acquisition in the fourth quarter of 2003 of NRCES. Spill response activities approximated 41% of Environmental Services' operating revenues in 2003.

        Operating Income.    Although Environmental Services' operating income improved in 2004, profits as a percent of sales declined from the prior year. The Delaware River spill response required significant sub-contractor support that resulted in reduced profit margins.

        Operating income increased in 2003 due to those factors affecting operating revenues and a decline in depreciation expense. Profit margins earned on activities in Iraq were higher than those customarily earned on most spill response projects because of the associated level of risk and difficulty of logistical support. Depreciation expense declined as various assets reached the end of their depreciable lives.

  Inland River Services

	2004		2003		2002		Percent Change
(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	'04/'03	'03/'02
Operating Revenues (U.S. only).	$66,568	100%	$27,859	100%	$12,607	100%	139%	121%

Operating Income	$16,896	25%	$5,222	19%	$3,504	28%	224%	49%

        Operating Revenues.    Barge and towboat fleet expansion, the hauling of greater freight volumes, higher freight rates and an increase in cargo stored aboard dry cargo barges improved results in 2004. The number of barges owned and chartered-in by Inland River Services increased 61% during the year to 876 barges at December 31, 2004. Freight volumes and rates increased due to the short supply of properly positioned dry cargo barges, increased non-grain loadings and improved harvest activity. Storage revenues also increased in 2004 due to higher levels of fertilizer imports and adverse river conditions during the winter months.

        Fleet expansion and the charter-in of additional barges improved operating revenues in 2003. The number of barges owned and chartered-in by Inland River Services increased 84% during the year to 543 barges at December 31, 2003.

        Operating Income.    Operating income increased in 2004 due to those factors affecting operating revenues. These improvements were partly offset by higher fuel costs and dry cargo barge lease costs for the charter-in of 182 barges that entered service in the second half of 2003. Operating income also improved as a percent of operating revenues due to increased freight rates.

        Operating income increased in 2003 due to those factors affecting operating revenues. "Start-up" and lease costs associated with the charter-in of 182 dry cargo barges in the second half of the year and increased dry cargo barge towing expenses, resulting from rising fuel costs, lowered Inland River Services operating income as a percent of operating revenues.

  Helicopter Services

	2004		2003		2002		Percent Change
(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	'04/'03	'03/'02
Operating Revenues (U.S. only)	$27,180	100%	$20,604	100%	$—	—%	32%	N/A

Operating Loss	$(4,344)	16%	$(3,249)	16%	$—	—%	34%	N/A

        Operating Revenues.    Fleet expansion improved results in 2004. Seven helicopters, including two that were leased-in from Era, entered service in the year.

        The Company completed the acquisition of Tex-Air's fleet of helicopters on December 31, 2002 and commenced helicopter operations on January 1, 2003 with a fleet of 36 helicopters. There were five net helicopter additions to Helicopter Services' fleet during the year.

        Operating Loss.    An increase in expenses resulting from the commencement of operation of additional helicopters, including costs for mandatory FAA proving flights and flight and maintenance training related to introducing a new type of medium-sized twin engine helicopter, and major repairs to restore to service existing helicopters whose status was non-operational exceeded increases in operating revenues in 2004.

  Corporate Expenses and Other

	Amount			Percent Change
(in thousands)
	2004	2003	2002	'04/'03	'03/'02
Corporate Expenses	$15,330	$11,926	$11,165	29%	7%
Other	(83)	168	(804)	(149)%	121%

	15,247	12,094	10,361	26%	17%

        Expanded audit services necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002, higher performance based compensation payments and office facility costs and increased business development activities increased corporate administrative and general expenses in 2004.

  Other Income (Expenses), net

(in thousands)	2004	2003	2002
Net Interest Expense	$(14,063)	$(11,782)	$(8,231)
Debt Extinguishment Expense	—	(2,091)	(2,338)
Gain Upon Sale of Shares of Chiles	—	—	19,719
Derivative Income (Loss), net	1,166	2,389	(5,043)
Foreign Currency Transaction Gains, net	1,537	3,739	6,281
Marketable Securities Sale Gains, net	6,435	6,595	3,218
Other, net	539	(652)	144

	$(4,386)	$(1,802)	$13,750

        Net other expense increased in 2004. Net interest expense rose between years as a decline in vessel construction activity decreased capitalized interest and short-term borrowings increased between years. Prior year's results included non-recurring income associated with an expired derivative position that hedged the Company's common stock investment in ENSCO. Foreign currency transaction gains were also lower in the year. These increases in expenses or decreases in income were partly offset by the non-recurrence of debt extinguishment expenses and losses associated with impairment in an investment that was accounted for using the cost method.

        The Company recognized net other expense in 2003 as compared to net other income in the prior year. An increase in interest expense resulting from the Company's issuance in September 2002 of its 5 7/8% Senior Notes Due October 2012 (the "5 7/8% Notes") and declining interest income was partly offset by increased capitalized interest relating to vessel construction. 2002 included a non-recurring gain that resulted from the Chiles Merger. Foreign currency transaction gains declined between years. Results in 2003 included a $1.2 million impairment charge with respect to an investment that was accounted for using the cost method. These increases in expenses or decreases in income were partly offset by improved results from derivative positions that hedged the Company's common stock investment in ENSCO and the non-recurrence of losses from U.S. Treasury rate locks. Equity security sale gains also improved between years.

        Net foreign currency exchange gains result primarily from the effect of currency exchange rate changes on intercompany loans (denominated in Pounds Sterling) and other transactions denominated in currencies other than the functional currency of various SEACOR subsidiaries. In recent years, the Pound Sterling currency strengthened against the U.S. dollar. Marketable securities sale gains in all reported periods include net gains from the sale of equity and fixed income marketable securities and short-sale positions. The Company's sale in December 2004 of its 2.875% Convertible Senior Debentures due December 15, 2024 (the "2.875% Notes") is expected to increase interest expense in 2005.

  Income Taxes

        The Company's effective income tax rate of 48.5% in 2003 was due primarily to the provision of a $1.9 million valuation allowance for foreign tax credits that may expire before utilization and a $0.5 million tax consequence of non-deductible expenses.

        As a result of the American Jobs Creation Act of 2004, the Company believes it will be in the position to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25%, which would result in tax obligations significantly less than the deferred taxes previously provided for its unremitted earnings of foreign subsidiaries. The Company is exploring the full impact of the legislation and expects to finalize its repatriation plan during the second quarter of 2005; however, the income tax benefit of such repatriation plan cannot be reasonably estimated at this time. The Company will recognize the income tax benefit of this special "one-time dividends received deduction" during the period that the Company has decided on a plan for repatriation.

  Equity Earnings

        Equity earnings increased in 2004. A provision in the prior year for U.S. income taxes payable on dividends received from a joint venture did not recur. An improvement in profits earned by the Company's offshore marine joint venture in Mexico was partly offset by a loss recognized upon the Company's sale of its equity interest in an offshore marine joint venture in Asia. Profits rose for the handy-max bulk carrier vessel in which the Company joint ventures with strengthening demand for dry-cargo shipping services. The Company recorded a $0.5 million impairment charge during the year with respect to an investment in an entity that develops and sells software to the ship brokerage and shipping industry.

        Results for 2003 declined due primarily to a $1.6 million charge for U.S. income taxes payable on a dividend received from Offshore Marine Services' joint venture in Mexico. Earnings were also reduced by $1.1 million as the Company ceased to report equity in the earnings of Chiles following the Chiles Merger in 2002 and as a result of lower profits earned by Offshore Marine Services' joint ventures operating in Trinidad, Singapore and the U.K. Weak demand lowered joint venture results in Trinidad. Two vessels operating in Asia were sold at a loss. Significant repairs were performed on a North Sea joint venture vessel. Declines were partly offset by improved results from Offshore Marine Services' joint venture results in Argentina, Chile and Brazil due to increased vessel utilization and fleet growth. The operating losses of Globe Wireless declined between years. Prior year results included an impairment charge relating to the Company's investment in an entity that develops and sells software to the ship brokerage and shipping industry.

Liquidity and Capital Resources

  General

        The Company's ongoing liquidity requirements arise primarily from the funding of working capital needs, acquisition, construction or improvement of equipment, repayment of debt obligations, repurchase of common stock and purchase of other investments. Principal sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under the Company's revolving credit facility although, from time to time, the Company may issue debt, shares of Common Stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment. Fleet size, rates of hire and utilization of the Company's offshore support vessels, inland barges and helicopters and the number and severity of oil spills managed by Environmental Services primarily determine the Company's levels of operating cash flows.

  Summary of Cash Flows

(in thousands)	2004	2003	2002
Cash Provided by or (used in):
Operating Activities	$32,976	$44,996	$66,795
Investing Activities	(316,572)	(1,741)	6,167
Financing Activities	231,725	(127,525)	87,205
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,125	5,359	1,485

Net Cash Increase (Decrease) in Cash and Cash Equivalents	$(48,746)	$(78,911)	$161,652

  Operating Activities

        Weak demand for vessels resulting from depressed drilling activities during the first half of 2004 and declines in the size of Offshore Marine Services' fleet lowered the Company's cash flows provided by operating activities in 2004 and 2003. Declines were partly offset by improved operating cash flows of Inland River Services and Environmental Services. The size of the Company's barge fleet increased significantly in 2004 and 2003 and major oil spill response activities occurred in those same years. Helicopter Services, which commenced operations January 1, 2003, approximated cash flow breakeven in 2004 and incurred a modest cash flow loss in 2003.

  Investing Activities

        The Company's capital expenditure activities in recent years reflect its strategy to diversify its asset base by allocating capital into assets of differing industries. In recent years, the Company has sold vessels to reduce its overall exposure to older assets in Offshore Marine Services and has acquired other vessels to adjust the mix of its fleet. The Company has also significantly expanded its investment in inland barging assets in recent years and is committed to acquiring newer, more capable helicopter equipment for servicing the offshore oil and gas industry.

        In 2004, capital expenditures increased 24% to $200.1 million, and in 2003, capital expenditures increased 16% to $161.8 million. Sixteen vessels, 333 barges and 6 helicopters were acquired in 2004. Ten vessels, 91 barges and 12 helicopters were acquired in 2003. Cash flows from the sale of equipment, principally vessels, decreased 53% to $67.9 million in 2004 and 12% to $143.8 million in 2003. The Company sold 43 vessels in 2004 and 56 vessels in 2003. Vessels sold in 2004 and 2003 included 26 and 28 utility vessels, respectively. With continued weak demand and operating losses in Offshore Marine Services' utility vessel fleet, the Company decided in 2003 to divest of this vessel type. Subsequent to December 31, 2004, the Company sold 7 offshore support vessels for aggregate consideration of $95.1 million. An additional vessel is expected to be sold on or about March 21, 2005.

        For many years, the Company has maintained construction reserve funds with the U.S. Maritime Administration that were established pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company has been permitted to deposit vessel sale proceeds into construction reserve fund accounts for purposes of acquiring new U.S.-flag vessels and thereby qualifying for temporary deferral of taxable gains realized from sale of vessels. The Company and the U.S. Maritime Administration control these accounts jointly. From date of deposit, withdrawals from the jointly controlled construction reserve fund accounts are subject to prior written approval of the U.S. Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. In prior years, the Company has used these funds to acquire vessels and, in 2004, has also used some of the funds to acquire barges. Any such gains from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into jointly controlled construction reserve fund accounts. The Company set-aside cash in construction reserve fund accounts during both 2004 and 2003. At December 31, 2004 the Company held $144.0 million in construction reserve funds.

        Cash used in investing activities for corporate acquisition transactions increased $110.4 million in 2004 and $7.6 million in 2003. The Company acquired Era in 2004 and Foss Environmental Services Company in 2003. Investing activities with Offshore Marine Services' joint ventures provided cash flows of $10.1 million in 2004 and $5.5 million in 2003 resulting from the repayment of loans and distribution of dividends to the Company. The net results of marketable securities sale/purchase transactions and derivative transactions used cash flows of $50.0 million in 2004 and provided cash flows of $47.4 million in 2003.

        At December 31, 2004, the Company's remaining obligations for capital commitments to purchase 3 new offshore marine vessels, 25 new dry cargo barges, 16 new chemical tank barges, 32 new helicopters and other equipment aggregated $270.6 million. Deliveries are expected over the next 60 months. Subsequent to December 31, 2004, the Company committed to purchase one new and 4 used offshore marine vessels and 20 new dry cargo barges for $101.4 million. The Company has the right to terminate the purchase agreement with respect to its commitment to purchase twenty helicopters at any time with regard to undelivered aircraft without liability thereunder other than payment of liquidated damages. In addition to the Company's purchase commitments, it has placed refundable deposits on 10 additional light twin engine and 3 additional heavy twin engine helicopters.

  Stock and Debt Repurchases

        In 2004, 2003 and 2002, the Company acquired 370,490, 1,518,116 and 459,700 shares of Common Stock for treasury, respectively, at an aggregate cost of $14.9 million, $56.5 million and $18.5 million, respectively. As of December 31, 2004, $43.3 million of repurchase authority granted by the Company's Board of Directors remains available for the acquisition of additional shares of Common Stock and the Company's 7.2% Notes and 5 7/8% Senior Notes Due October 2012 ("5 7/8% Notes"). Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs (in thousands)
10/01/04–10/31/04	—	N/A	—	$43,264
11/01/04–11/30/04	—	N/A	—	$43,264
12/01/04–12/31/04	—	N/A	—	$43,264

  Financial Position and Capital Resources

        Financial Position.    The Company's total assets increased 26% to $1.8 billion in 2004. Net property and equipment rose 25% to $926 million in 2004, representing 52% of total assets at year end and increased as a result of those factors discussed above in investing activities. Working capital increased 24% to $456.2 million due primarily to (i) the Company's sale in December of its 2.875% Notes, (ii) cash provided from current operations, (iii) increased trade accounts receivable that resulted from the response to a major oil spill in December, the Era acquisition, barge fleet growth, and improved vessel activity in the second half of the year and (iv) the inclusion of Era's regional airline "held for sale" assets in prepaid and other assets. These increases were partly offset by (i) net cash used in capital asset investing activities, (ii) cash paid to acquire Era, (iii) cash set aside in construction reserve funds, (iv) purchases of Common Stock (v) an increase in current debt obligations related to a vessel purchase, (vi) an increase in accounts payable and accrued expenses resulting from those factors affecting trade accounts receivable discussed above and (vii) increases in accrued liabilities related to the short sale of securities.

        Financing.    The Company generally borrows on a long-term basis, and its long-term debt obligations at December 31, 2004 totaled $582.4 million as compared to $332.2 million at December 31, 2003. Long-term debt increased in 2004 with SEACOR's completion in December of the sale of $250.0 million aggregate principal amount of its 2.875% Notes. In addition to its 2.875% Notes, SEACOR's outstanding long-term debt at December 31, 2004 primarily included $200.0 million owing under its 5 7/8% Notes and $134.5 million owing under its 7.2% Notes.

        In 2003, the Company reduced the amount of its debt obligations principally with repayment of amounts owing under its 5 3/8% Notes, 7.2% Notes and notes due former stockholders of an acquired company. Through the sale of its 5 7/8% notes and repayment of various other outstanding debts in 2002 and 2003, the Company increased the average life of its funded debt obligations, extending the dates on which principal repayment obligations fall due.

        On December 20, 2004, the Company took delivery of an offshore marine vessel and, under the terms of a lease then purchase arrangement, the builder has in substance provided the Company with $13.2 million of short-term financing with respect to the vessel's purchase price. The Company is required to make minimal monthly lease payments until June 2005, when it is obligated to purchase vessel at a fixed price.

        The Company has $196.2 million available for use under a five year, non-reducing, unsecured revolving credit facility that terminates in February 2007. Advances under this revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard and Poor's and Moody's. Adjustments to the applicable margin are the only consequence of a change in the Company's credit rating. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The revolving credit facility contains no repayment triggers. During 2004, the Company borrowed and repaid outstanding advances totaling $50.0 million. As of December 31, 2004, the Company had outstanding letters of credit of $3.8 million advanced under its revolving credit facility.

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

  Short and Long-Term Liquidity Requirements

        The Company anticipates it will generate positive cash flows from operations in the coming year and these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying the costs of next year's capital expenditures. As in the past and in further support of the Company's capital expenditure program, the Company may use cash balances, sell marketable securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving bank credit facility, issue debt or a combination thereof.

        The Company's long-term liquidity is dependent upon its ability to generate operating profits sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders' investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity and/or off-balance sheet financing arrangements. With the cyclical nature of the energy business and the recent adverse effect it has had on the Company's results of operations and cash flows, the Company has adopted a strategy of reducing its overall dependency on this industry and reinvesting certain of its capital resources in Inland River Services.

  Off-Balance Sheet Arrangements

        At December 31, 2004, the Company guaranteed up to $8.7 million with respect to amounts owing pursuant to a vessel charter agreement between the Company's Mexican joint venture and the owner of the chartered vessels. The Company's guarantee declines over the life of the charter and terminates in 2009.

        At December 31, 2004, the Company guaranteed up to $4.1 million with respect to amounts owing pursuant to a vessel charter agreement between a U.S. joint venture entity in which the Company owns a

50% interest and the owner of the chartered vessel. The Company's guarantee declines over the life of the charter and terminates in 2008.

        At December 31, 2004, the Company guaranteed up to $1.1 million with respect to amounts owing pursuant to a vessel charter agreement between the Company's Chilean joint venture entity in which the Company owns a 50% interest and the owner of the chartered vessel. The Company's guarantee declines over the life of the charter and terminates in 2008.

        At December 31, 2004, the Company guaranteed up to $1.5 million with respect to amounts owed by Singapore joint venture entity in which the Company owns a 50% interest under a five-year banking facility to finance the construction of two new crew boats. The vessels are to be used to perform a five-year contract with a major oil company in Brunei.

        At December 31, 2004, the Company guaranteed up to $1.4 million as security for the performance of a contract between SESMEKE Ltd., a joint venture in which the Company has a 50% interest, with Botas International Limited for the provision of oil spill response and related services in Turkey to the Baku-Tblisis-Ceyhan Crude Oil Export Pipeline. Provision of this performance guaranty was a condition to the contract in Turkey.

  Contractual Obligations and Commercial Commitments

        The following table summarizes the Company's contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2004, in thousands of dollars.

	Payments Due By Period
(in thousands)	Total	Less than 1 Year	1–3 Years	3–5 Years	After 5 Years
Contractual Obligations:
Long-term Debt(1)	$878,337	$42,027	$57,268	$188,919	$590,123
Capital Purchase Obligations(2)	270,593	62,825	108,611	99,157	—
Operating Leases(3)	79,602	22,932	31,814	16,279	8,577
Purchase Obligations(4)	4,798	4,798	—	—	—
Other(5)	5,112	—	1,645	681	2,786

	1,238,442	132,582	199,338	305,036	601,486

Other Commercial Commitments:
Joint Venture Guarantees(6)	16,810	3,790	5,487	7,533	—
Letters of Credit	3,837	3,075	762	—	—

	20,647	6,865	6,249	7,533	—

	$1,259,089	$139,447	$205,587	$312,569	$601,486

(1)
Maturities of the Company's borrowings and interest payments based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property, plant and equipment. These commitments are not recorded as liabilities on the Company's balance sheet at December 31, 2004 as the Company has not yet received the goods or taken title to the property. Subsequent to December 31, 2004, the Company committed to purchase one new and four used offshore marine vessels and twenty new dry cargo barges for $101.4 million.

(3)
Primarily leases of vessels, helicopters and barges.

(4)
Includes purchase order commitments of the Company outstanding at December 31, 2004 with respect to goods and services to be acquired in the ordinary course of business. These orders are fulfilled by our vendors within short-time horizons.

(5)
Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)
Includes guarantees of amounts owing by entities in which the Compnay owns 50% or less under charter arrangements with vessel owners, a loan agreement for the construction of two vessels and an oil spill response service contract. In the case of gurantees relating to the charter arrangements and loan agreement, obligations thereunder decline over time. The guarantees terminate at various dates through 2009.

Effects of Inflation

        The Company's operations expose it to the effects of inflation. Although the Company does not consider the effects of inflation to be material to its operating revenues or income from continuing operations, in the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Related Party Transactions

        The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in a pool. Mr. Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant's two children own barges that participated in the barge pools managed by the Company prior to the Company's acquisition of SCF and since then, they have continued to participate in that barge pool. In 2004, 2003 and 2002, Mr. Fabrikant and his affiliates earned $0.6 million, $0.4 million and $0.4 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2004 and 2003, the Company owed Mr. Fabrikant and his affiliates $0.3 million and $0.2 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

        During the second quarter of 2004 pursuant to a provision agreed in connection with the Company's acquisition of Stirling Shipping Holdings Limited in May 2001, the Company entered into a revenue sharing pooling agreement with Harrisons (Offshore) Limited ("Harrisons"), a Scottish company in which Mr. James Cowderoy, a director of SEACOR, is a shareholder and managing director. Under the pooling agreement, the revenue from two supply vessels owned by the Company and two supply vessels owned by Harrisons operating in the North Sea was shared pursuant to an agreed allocation formula and Seacor was paid a fee for commercially managing the pool. During 2004, Harrisons earned approximately $0.3 million of additional revenues under the pooling agreement and the Company earned approximately $0.04 million of management fees. As of December 31, 2004, there was $0.2 million of unpaid pooling allocations due to Harrisons from the Company under the terms of the pooling agreement. There was no activity under the pooling agreement in 2003 and 2002. The pooling agreement was terminated in February 2005.

Contingencies

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

New Accounting Pronouncement

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of the SFAS 123 disclosure of pro forma net income and earnings per share, as reported in "Item 8. Consolidated Financial Statements—Note 1. Nature of Operations and Accounting Policies" included in Part IV of this Annual Report on Form 10-K. The Company will adopt the provisions of Statement 123 (R) on July 1, 2005 using the "modified prospective" approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

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

        Offshore Marine Services and Helicopter Services are subject to cyclicality and a significant or prolonged decline in oil and gas prices would likely reduce the level of exploration and development of offshore areas and would reduce demand for the Company's vessels and helicopters. The offshore oil and gas industry is highly cyclical. Activity in the offshore oil and gas exploration and production industry has a significant impact on Offshore Marine Services and Helicopter Services. The level of exploration and development of offshore areas is affected by both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been extremely volatile and, as a result, the level of offshore exploration and drilling activity has also been extremely volatile. Reductions in oil and gas prices generally result in decreased drilling and production and corresponding decreases in demand for the Company's vessels, logistics services and helicopters.

        Historically, Offshore Marine Services customers' capital spending has tracked with increases and decreases in oil and gas commodity prices, after giving effect to inventory levels and consumer demand. A decline in rig demand that began in early 2001 tracked oil and natural gas commodity prices until the second half of 2002, when prices reached and remained at historical high levels into 2003 but did not produce an increase in drilling activity in the Gulf of Mexico and North Sea, two of Offshore Marine Services operating regions. High commodity prices continued throughout 2004 and Offshore Marine Services, as well as Helicopter Services, experienced a modest increase in demand in the second half of the year for marine and helicopter support services in the Gulf of Mexico and marine services in the North Sea services.

        Offshore Marine Services faces intense competition that could adversely affect its ability to increase its market share and revenues. Offshore Marine Services operates in a highly competitive environment. High levels of competition could reduce its operating revenues, increase expenses and reduce its profitability. In addition to price, service and reputation, important competitive factors for offshore fleets of vessels include customer flag preferences, local marine operating conditions and intended use of vessels. Other principal competitive factors include the ability to maintain logistical support given the complexity of a project and presence of equipment in the appropriate geographical locations.

        Helicopter Services faces intense competition that could adversely affect its ability to increase its market share and revenues. Helicopter Services operates in a highly competitive environment. High levels of competition could reduce its operating revenues, increase expenses and reduce its profitability. In addition to price, service and reputation, important competitive factors for helicopter services include local operating conditions, safety record, reliability and availability of helicopters for specific requirements. In addition, many of Helicopter Services' customers operate their own helicopters which can limit rates.

        Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services' operations are conducted could adversely impact the Company's business. During 2004, approximately 34% of the Company's revenues principally resulted from Offshore Marine Services' foreign operations. These operations are subject to risks, among other things, of political instability, potential vessel seizure, terrorist attacks, nationalization of assets, currency restrictions, import-export quotas and other forms of public and governmental regulation, all of which are beyond the Company's control. Economic sanctions or an oil embargo, for example, could have a significant negative impact on activity in the oil and gas industry and correspondingly on the Company should it operate vessels in the region of the embargo. In addition, the Company's vessel operations in Mexico are significantly affected by Mexican government policy. The Company cannot predict whether any such conditions or events might develop in the future.

        Offshore Marine Services and Helicopter Services rely on several customers for a significant share of its revenues, the loss of which could adversely affect Offshore Marine Services' and Helicopter Services' businesses and operating results. Offshore Marine Services' and Helicopter Services' customers are primarily major oil companies, large independent oil and gas exploration and production companies. The portion of Offshore Marine Services' or Helicopter Services' revenues attributable to any single customer may change over time, depending on the level of relevant activity by such customer, Offshore Marine or Helicopter Services' ability to meet its customer's needs and other factors, many of which are beyond Offshore Marine or Helicopter Services' control.

        The Company may be unable to maintain or replace its vessels as they age. As of December 31, 2004, the average age of offshore support vessels the Company owned, excluding its standby safety vessels, was approximately 9.6 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

        An increase in the supply of offshore support vessels would likely have an adverse impact on the charter rates earned by the Company's offshore support vessels. Expansion of the worldwide offshore support vessel fleet would increase competition in the markets where Offshore Marine Services operates. The refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity would lower charter rates.

        If the Company does not restrict the amount of foreign ownership of its Common Stock, the Company could be prohibited from operating its offshore support vessels in parts of the U.S. and could be prohibited from operating its helicopters, which would adversely impact its business and operating results. The Company is subject to the Shipping Acts, which govern, among other things, the ownership and operation of offshore support vessels used to carry cargo between U.S. ports. The Acts require that vessels engaged in the "U.S. coastwise trade" be owned by U.S. citizens and built in the U.S. The Company is also subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes ("Aviation Acts"). Generally, our aircraft operating in the U.S. must be registered in the U.S. In order to register such aircraft under the Aviation Acts, the Company must be owned or controlled by U.S. citizens. Although the Company's Certificate of Incorporation and Amended and Restated By-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts, the Company would be prohibited from operating its offshore support vessels in the U.S. coastwise trade and its helicopters in the U.S. during any period in which the Company did not comply with these regulations.

        Failure to maintain an acceptable safety record may have an adverse impact on our ability to retain Offshore Marine Services and Helicopter Services customers. Offshore Marine Services and Helicopter Services customers consider safety and reliability a primary concern in selecting a service provider. Offshore Marine Services and Helicopter Services must maintain a record of safety and reliability that is acceptable to our customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected.

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

        Vessel and helicopter related risks could disrupt Offshore Marine Services and Helicopter Services operations and expose the Company to liability. The operation of offshore support vessels and helicopters is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision, and risks with respect to vessels additionally include sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company's personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages. In addition, the affected vessels or helicopters could be removed from service and would not be available to generate revenues.

        Helicopter Services may be subject to adverse weather conditions and seasonality. Weather-related and seasonal occurrences impact Helicopter Services: poor weather conditions generally, tropical storm season in the Gulf of Mexico and other seasonal conditions in Alaska and the western U.S., as well as the number of hours of daylight. Poor visibility, high winds, and heavy precipitation can affect the operation of helicopters and result in reduced number of flight hours. In the Gulf of Mexico and Alaska, winter months have more days of adverse weather conditions than the other months of the year and June through November is tropical storm season in the Gulf of Mexico. During tropical storms, Helicopter Services is unable to operate in the area of the storm although flight activity may increase due to the evacuation of offshore workers. In addition, many of Helicopter Services' facilities are located along the U.S. Gulf of Mexico coast and tropical storms may cause damage to its property. The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times. A significant portion of the Company's revenues from Helicopter Services is dependent on actual flight hours and prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact Helicopter Services.

        Spill response revenue is subject to significant volatility.    Environmental Services' spill response revenues can vary greatly between comparable years based on the number and magnitude of spill responses in any given year which may vary widely. As a result, Environmental Services' profitability may also vary greatly from year to year.

        A relaxation of oil spill regulation or enforcement could reduce demand for Environmental Services' services. Environmental Services is dependent upon the enforcement of regulations promulgated under OPA 90, international conventions and, to a lesser extent, upon local regulations. Less stringent oil spill regulations or less aggressive enforcement of these regulations would decrease demand for Environmental Services' services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for Environmental Services' oil spill response services could be reduced.

        A change in, or revocation of, NRC's classification as an "Oil Spill Removal Organization" would result in a loss of business. NRC is classified by the Coast Guard as an OSRO. The Coast Guard classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. Coast Guard classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the Coast Guard. A loss of NRC's classification or changes in the requirements for classification could eliminate or diminish NRC's ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

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

        Inland River Services could experience variation in freight rates. Freight transportation rates may fluctuate from year to year as the amount of cargo transported on the inland waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand and foreign currency exchange rates. Barge participation in the industry will also vary year to year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.

        Inland River Services' results of operations can be adversely by the decline in U.S. grain exports. Inland River Services' business is significantly affected by the level of grain export volume handled through Gulf of Mexico ports. Grain exports can vary due to, among other things, crop harvest yield levels in the U.S. and abroad. The shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland River Services.

        Inland River Services' results of operations can be adversely affected by international economic and political factors. The actions of foreign governments could affect the import and export of the dry-bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry-bulk commodities Inland River Services transports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the demand for transportation of the cargoes Inland River Services transports. These actions or developments could have an adverse impact Inland River Services.

        Inland River Services' results of operations are affected by seasonal activity. Inland River Services' business is seasonal, and its quarterly revenues and profits have historically been lower during the first and second quarters of the year (January through June) and higher during the third and fourth quarters (July through December) during the grain harvest.

        Inland River Services' results of operations are affected by adverse weather and river conditions. Weather patterns can affect river levels and cause ice conditions that can hamper barge navigation during the winter months. Locks on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could adversely impact Inland River Services.

        Inland River Services faces intense competition and there are few barriers to entry. There can be no assurance that competition will not adversely impact Inland River Services.

        Inland River Services' results of operations could be materially and adversely affected by fuel price fluctuations. For the most part, Inland River Services purchases towboat and fleeting services from third party vendors. It is indirectly exposed to increases in fuel prices, as vendors will adjust the price of the services when fuel prices escalate. If this happens, Inland River Services results of operation may be adversely affected.

        The Company may incur significant costs, liabilities and penalties in complying with government regulations. Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where the Company operates, have a significant impact on the Company's business. These regulations relate to worker health and safety, the manning, construction and operation of vessels, oil spills and other aspects of the Company's business. Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in the Company's business. The Company cannot predict whether it will incur such costs or penalties in the future.

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

        The Company's global operations are subject to currency exchange risks. In some of its foreign businesses, the Company collects revenues and pays expenses in local currency. If the value of foreign currencies (in particular the value of the Pound Sterling, the currency in the United Kingdom, where most of the Company's currency exchange risk arises) decline against the U.S. dollar and the Company does not or is not able to minimize the effects of such fluctuations through currency hedging arrangements, the Company's operating results may be adversely affected. There can be no assurance that the Company will not incur losses in the future as a result of currency exchange rate fluctuations.

        The Company's failure to attract and retain qualified personnel could have an adverse affect on the Company. The ability to attract and retain skilled personnel across all of the Company's business segments is an important factor in its future success. The market for the personnel we employee is very competitive. The Company cannot be certain that it will be successful in this process in the future.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. Net consolidated assets of £86.5 million, before translation to U.S. dollars, are included in the Company's consolidated balance sheet at December 31, 2004. In addition, SEACOR has provided cash advances to these operations of $44.4 million, or £23.2 million, as of December 31, 2004. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. A 10% weakening in the exchange rate of the Pound Sterling against the U.S. dollar as of December 31, 2004 would reduce other comprehensive income by approximately $8.8 million, net of tax, due to translation and would reduce income by approximately $2.0 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance transactions.

        At December 31, 2004, the Company held available-for-sale securities with a fair value of $137.0 million, including $55.5 million in fixed income investments and $81.5 million in equity securities. The fixed income investments were comprised of $39.9 million in United States Treasury notes maturing within two years and $15.6 million in corporate notes maturing within nine years. From time to time, the Company may increase its level of investment in fixed income securities that have included U.S. government bonds, U.K. government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on the general level of interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company's equity securities primarily include positions in energy, marine, and other related businesses, including a significant position in ENSCO. The Company monitors its investments in available-for-sale securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. A 10% decline in the value of available-for-sale securities as of December 31, 2004 would reduce other comprehensive income by $8.9 million, net of tax.

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

        At December 31, 2004, the Company held positions in short sales of marketable equity securities with a fair value of $22.1 million. The Company's short sales of marketable equity securities primarily include positions in energy, marine, and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2004 would reduce income and comprehensive income by $1.4 million, net of tax.

        The Company's debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had no outstanding borrowings at December 31, 2004. While available for liquidity requirements, the Company has not historically utilized significant portions of the revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

        In order to reduce its cost of capital, the Company entered into swap agreements during the fourth quarter of 2001 and second quarter of 2002 with a major financial institution with respect to $41.0 million of its 7.2% Notes. Under each such agreement, the financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to the London Interbank Offered rate plus a margin of 95 basis points on the agreed upon price of such notional amount of the 7.2% Notes as set forth in the applicable swap agreement. During fourth quarter of 2003, the Company terminated the swap agreements and the financial institution paid the Company $3.5 million, representing the amount by which the fair market value of the notional amount of the 7.2% Notes subject to such swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements.

        The Company has entered into forward exchange and futures contracts with respect to Norwegian Kroners, Pounds Sterling, Euros, Japanese Yen, Singapore Dollars and Hong Kong Dollars. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates, which could have offset possible consequences of changes in foreign exchange had the Company conducted business in Norway. The Pound Sterling, Euro, Yen, Singapore Dollar and Hong Kong Dollar contracts enable the Company to buy Pounds Sterling, Euros, Yen, Singapore Dollars and Hong Kong Dollars in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company's business conducted in Europe and the Far East. As of December 31, 2004, the Company had recognized but unrealized derivative income of $0.2 million with respect to its agreements to purchase within two months 86.0 million Singapore Dollars. The Company's positions relating to other currencies were not material at December 31, 2004.

        The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. As of December 31, 2004, the Company's positions relating to these commodities were not significant.

        The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. As of December 31, 2004, the Company's positions relating to these interest rate instruments were not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes are included in Part IV of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. In forming their conclusion regarding the effectiveness of the Company's disclosure controls and procedures, the Company's principal executive and principal financial officers considered that the Company did not timely file a Current Report on Form 8-K that was due during the Company's fourth quarter of 2004, relating to the Company's sale of convertible notes which had been publicly disclosed.

        There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fourth quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Set forth in Item 15 of this Annual Report and incorporated herein by reference are: Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

ITEM 9B.    OTHER

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

    1. and 2. Financial Statements and Financial Statement Schedules.

        See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.

          3.    Exhibits:

Number	Description
2.1*
Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
2.2*
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
4.1*
Indenture, dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings, Inc. (including therein forms of 5 3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).
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

4.15*
SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-56714), filed with the Commission on March 8, 2001).
4.16*
Instrument, dated May 4, 2001, setting forth terms of (pound) 14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including form of Loan Note Certificate as a Schedule thereto) (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).
4.17*
Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No.1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.18*
Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.19*
Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated March 14, 2005 and filed with the Commission on March 14, 2005).
4.20*
Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March 14, 2005 and filed with the Commission on March 14, 2005).
10.1*
Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.2*+
SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.3*+
SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).
10.4*+
SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).
10.5*+
Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc. and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.6*+
Employment Agreement, dated December 24, 1992, between SEACOR Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).

10.7*
Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.8*
Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).
10.9*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).
10.10*
License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).
10.11*
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
10.15*
Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).
10.16*
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
10.17*
Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).

10.18*
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
10.19*
Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).
10.20*	Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).
10.21*
Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents.
10.22*
Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne. (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003.)
10.23*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K, filed on March 15, 2004).
10.24*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K, filed on March 15, 2004).
10.25*+	Form of Option Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on November 24, 2004).
10.26*+
Form of Restricted Stock Grant Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on November 24, 2004).
10.27*
Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on October 14, 2004).
10.28
Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission).
10.29
Amendment to Revolving Credit Facility Agreement dated March 15, 2004, between SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents.

10.30
Amendment No.2 to Revolving Credit Facility Agreement, dated as of May 17, 2004, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents.
21.1	List of Registrant's Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SEACOR Holdings Inc. (Registrant)
	By:	/s/ CHARLES FABRIKANT Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer
Date: March 14, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES FABRIKANT Charles Fabrikant	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005
/s/ RANDALL BLANK Randall Blank	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 14, 2005
/s/ LENNY P. DANTIN Lenny P. Dantin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005
/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	March 14, 2005
/s/ STEPHEN STAMAS Stephen Stamas	Director	March 14, 2005
/s/ RICHARD M. FAIRBANKS III Richard M. Fairbanks III	Director	March 14, 2005

/s/ PIERRE DE DEMANDOLX Pierre de Demandolx	Director	March 14, 2005
/s/ ANDREW R. MORSE Andrew R. Morse	Director	March 14, 2005
/s/ JOHN HADJIPATERAS John Hadjipateras	Director	March 14, 2005
/s/ OIVIND LORENTZEN Oivind Lorentzen	Director	March 14, 2005
/s/ JAMES COWDEROY James Cowderoy	Director	March 14, 2005
/s/ STEVEN WISCH Steven Wisch	Director	March 14, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Page
Management's Report on Internal Control Over Financial Reporting	66
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	66
Report of Independent Registered Public Accounting Firm	67
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003	68
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	69
Consolidated Statements of Changes in Equity for the years ended December 31, 2004, 2003 and 2002	70
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	72
Notes to Consolidated Financial Statements	73
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	105

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        SEACOR Holdings Inc.'s management is responsible for establishing and maintaining adequate internal control (as defined in Rule 13A-15(f) under the Securities Exchange Act of 1934) over financial reporting.

        Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding the Company's financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management's evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the framework in Internal Control—Integrated Framework. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

        In conducting management's evaluation of the effectiveness of the Company's internal control over financial reporting, the operations of Era Aviation, Inc., acquired on December 31, 2004, were excluded. This business constituted $124.8 million and $119.2 million of total and net assets, respectively, as of December 31, 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

/s/ Charles Fabrikant Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer
/s/ Randall Blank Randall Blank, Executive Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors of SEACOR Holdings Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that SEACOR Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of Era Aviation, Inc., which is included in the 2004 consolidated financial statements of SEACOR Holdings Inc. and constituted $124.8 million and $119.2 million of total and net assets, respectively, as of December 31, 2004. Era Aviation, Inc. was acquired by SEACOR Holdings Inc. on December 31, 2004. Our audit of internal control over financial reporting of SEACOR Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Era Aviation, Inc.

        In our opinion, management's assessment that SEACOR Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of SEACOR Holdings Inc.

        We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana March 14, 2005

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$214,389	$263,135
Available-for-sale securities	136,992	48,856
Receivables:
Trade, net of allowance for doubtful accounts of $3,357 and $2,800 in 2004 and 2003, respectively	162,986	81,491
Other	30,064	27,185
Deferred income taxes	1,747	—
Prepaid expenses and other	52,543	23,551

Total current assets	598,721	444,218

Investments, at Equity, and Receivables from 50% or Less Owned Companies	47,870	59,848
Property and Equipment:
Vessels and equipment	872,979	822,871
Barges	180,234	89,046
Helicopters	106,939	37,284
Construction in progress	30,458	47,134
Equipment, furniture, fixtures, vehicles and other	45,651	25,368

	1,236,261	1,021,703
Accumulated depreciation	(310,674)	(283,487)

	925,587	738,216

Construction Reserve Funds	144,006	126,140
Other Assets	49,825	34,189

	$1,766,009	$1,402,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$13,228	$93
Accounts payable and accrued expenses	63,461	30,333
Accrued wages and benefits	14,017	12,840
Accrued interest	6,041	5,759
Accrued income taxes	2,634	4,337
Deferred income taxes	—	4,092
Accrued liability-short sale of securities	22,070	3,680
Other current liabilities	21,035	16,381

Total current liabilities	142,486	77,515

Long-Term Debt	582,367	332,179
Deferred Income Taxes	211,542	190,704
Deferred Income and Other Liabilities	28,988	29,858
Minority Interest in Subsidiaries	6,869	1,909
Stockholders' Equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 24,545,428 and 24,466,010 shares issued in 2004 and 2003, respectively	245	245
Additional paid-in capital	412,210	408,828
Retained earnings	551,273	531,384
Less 6,237,932 and 5,884,971 shares held in treasury in 2004 and 2003, respectively,at cost	(197,850)	(183,531)
Unamortized restricted stock	(2,423)	(2,998)
Accumulated other comprehensive income:
Cumulative translation adjustments	18,296	12,994
Unrealized gain on available-for-sale securities	12,006	3,524

Total stockholders' equity	793,757	770,446

	$1,766,009	$1,402,611

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2004	2003	2002
Operating Revenues	$491,860	$406,209	$403,158

Costs and Expenses:
Operating expenses	354,163	287,290	249,892
Administrative and general	61,425	57,684	53,265
Depreciation and amortization	57,834	55,506	56,244

	473,422	400,480	359,401

Gains on Asset Sales	10,234	17,522	8,635

Operating Income	28,672	23,251	52,392

Other Income (Expense):
Interest income	8,422	7,531	8,833
Interest expense	(22,485)	(19,313)	(17,064)
Debt extinguishments	—	(2,091)	(2,338)
Gain on sale of Chiles Offshore Inc. shares	—	—	19,719
Derivative income (loss), net	1,166	2,389	(5,043)
Foreign currency transaction gains, net	1,537	3,739	6,281
Marketable securities sale gains, net	6,435	6,595	3,218
Other, net	539	(652)	144

	(4,386)	(1,802)	13,750

Income Before Income Tax Expense, Minority Interest and Equity in Earnings of 50% or Less Owned Companies	24,286	21,449	66,142

Income Tax Expense:
Current	1,368	618	6,007
Deferred	7,205	9,778	17,027

	8,573	10,396	23,034

Income Before Minority Interest and Equity in Earnings of 50% or Less Owned Companies	15,713	11,053	43,108
Minority Interest in Net Income of Subsidiaries	(483)	(517)	(226)
Equity in Earnings of 50% or Less Owned Companies	4,659	1,418	3,705

Net Income	$19,889	$11,954	$46,587

Basic Earnings Per Common Share	$1.09	$0.63	$2.33

Diluted Earnings Per Common Share	$1.08	$0.63	$2.28

Weighted Average Common Shares
Basic	18,305,937	19,012,899	19,997,625
Diluted	18,609,373	19,279,568	21,057,877

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unamortized Restricted Stock	Accumulated Other Comprehensive Income	Comprehensive Income
Balance, December 31, 2003	$245	$408,828	$531,384	$(183,531)	$(2,998)	$16,518
—Net income for fiscal year 2004	—	—	19,889	—	—	—	$19,889
—Issuance of common stock:
Tex-Air Helicopters, Inc. acquisition	—	268	—	—	—	—	—
Employee Stock Purchase Plan	—	—	—	674	—	—	—
Exercise of stock options	—	1,287	—	—	—	—	—
Director stock awards	—	189	—	—	—	—	—
Issuance of restricted stock	—	1,647	—	—	(1,648)	—	—
—Amortization of restricted stock	—	—	—	—	2,141	—	—
—Cancellation of restricted stock, 1,666 shares	—	(9)	—	(73)	82	—	—
—Net currency translation adjustments	—	—	—	—	—	5,302	5,302
—Change in unrealized gains on available-for-sale securities	—	—	—	—	—	8,482	8,482
—Purchase of treasury shares	—	—	—	(14,920)	—	—	—

Balance, December 31, 2004	$245	$412,210	$551,273	$(197,850)	$(2,423)	$30,302	$33,673

Balance, December 31, 2002	$243	$403,590	$519,430	$(127,587)	$(2,217)	$11,492
—Net income for fiscal year 2003	—	—	11,954	—	—	—	$11,954
—Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	670	—	—	—
Exercise of stock options	1	1,543	—	—	—	—	—
Director stock awards	—	116	—	—	—	—	—
Issuance of restricted stock	1	3,585	—	—	(3,716)	—	—
—Amortization of restricted stock	—	—	—	—	2,855	—	—
—Cancellation of restricted stock, 1,857 shares	—	(8)	—	(72)	80	—	—
—Net currency translation adjustments	—	—	—	—	—	7,244	7,244
—Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(2,218)	(2,218)
—Conversion of 5 3/8% Convertible Subordinated Notes due 2006	—	2	—	—	—	—	—
—Purchase of treasury shares	—	—	—	(56,542)	—	—	—

Balance, December 31, 2003	$245	$408,828	$531,384	$(183,531)	$(2,998)	$16,518	$16,980

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unamortized Restricted Stock	Accumulated Other Comprehensive Income	Comprehensive Income
Balance, December 31, 2001	$238	$384,857	$472,843	$(109,638)	$(1,985)	$(2,617)
—Net income for fiscal year 2002	—	—	46,587	—	—	—	$46,587
—Issuance of common stock:
Tex-Air Helicopters, Inc. acquisition	1	2,726	—	—	—	—	—
Employee Stock Purchase Plan	—	—	—	693	—	—	—
Exercise of stock options	1	3,380	—	—	—	—	—
Issuance of restricted stock	1	2,655	—	—	(2,675)	—	—
Settlement of equity forward transaction	2	9,998	—	—	—	—	—
—Amortization of restricted stock	—	—	—	—	2,309	—	—
—Cancellation of restricted stock, 2,850 shares	—	—	—	(134)	134	—	—
—Net currency translation adjustments	—	—	—	—	—	8,224	8,224
—Change in unrealized gains on available-for-sale securities	—	—	—	—	—	5,885	5,885
—Conversion of 5 3/8% Convertible Subordinated Notes due 2006	—	1	—	—	—	—	—
—Change in share of book value of investment in Chiles Offshore Inc.	—	(27)	—	—	—	—	—
—Purchase of treasury shares	—	—	—	(18,508)	—	—	—

Balance, December 31, 2002	$243	$403,590	$519,430	$(127,587)	$(2,217)	$11,492	$60,696

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$19,889	$11,954	$46,587
Depreciation and amortization	57,834	55,506	56,244
Restricted stock amortization	2,141	2,855	2,309
Director stock awards	189	116	—
Debt discount amortization, net	229	326	522
Bad debt expense	1,519	829	9
Deferred income taxes	7,205	9,778	17,027
Equity in net earnings of 50% or less owned companies	(4,659)	(1,418)	(3,705)
Extinguishment of debt	—	2,091	1,520
Derivative (income) loss	(1,166)	(2,389)	5,043
Foreign currency transaction gains, net	(1,537)	(3,739)	(6,281)
Gain from sale of available-for-sale securities, net	(6,435)	(6,595)	(3,218)
Impairment on other investments	—	1,254	—
Gain on sale of Chiles Offshore Inc. shares	—	—	(19,719)
Gain from equipment sales or retirements, net	(10,234)	(17,522)	(8,635)
Amortization of deferred income on sale and leaseback transactions	(6,525)	(6,342)	(7,396)
Minority interest in income of subsidiaries	483	517	226
Other, net	592	450	6,931
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(56,100)	3,559	(2,075)
(Increase) decrease in prepaid expenses and other assets	5,644	(4,433)	(13,600)
Increase (decrease)in accounts payable, accrued and other liabilities	23,907	(1,801)	(4,994)

Net cash provided by operations	32,976	44,996	66,795

Cash Flows from Investing Activities:
Purchases of property and equipment	(200,052)	(161,842)	(139,706)
Proceeds from the sale of marine vessels, other equipment and property	67,904	143,797	128,669
Investments in and advances to 50% or less owned companies	(575)	(7,992)	(22)
Principal payments on notes due from 50% or less owned companies	3,447	1,875	20,665
Dividends received from 50% or less owned companies	1,545	11,569	1,889
Proceeds from sale of investment in 50% or less owned companies	5,667	—	—
Investment in third party note receivable	(5,352)	—	—
Purchase of third party contracts	(2,893)	—	—
Net increase in construction reserve funds	(17,866)	(30,880)	(39,970)
Proceeds from sale of available-for-sale securities	157,267	84,255	63,519
Purchases of available-for-sale securities	(207,551)	(40,161)	(49,603)
Cash settlements of derivative transactions	257	3,330	(5,712)
Acquisitions, net of cash acquired	(118,113)	(7,756)	(113)
Cash proceeds from sale of Chiles Offshore Inc. shares	—	—	25,365
Other, net	(257)	2,064	1,186

Net cash provided by (used in) investing activities	(316,572)	(1,741)	6,167

Cash Flows from Financing Activities:
Payments on long-term debt	(50,124)	(71,557)	(93,801)
Premium paid with 5 3/8% Note extinguishment	—	(632)	—
Proceeds from issuance of long-term debt, net of offering costs	294,807	107	197,067
Common stock acquired for treasury	(14,920)	(56,542)	(18,508)
Stock options exercised	1,222	936	1,754
Other, net	740	163	693

Net cash provided by (used in) financing activities	231,725	(127,525)	87,205

Effects of Exchange Rate Changes on Cash and Cash Equivalents	3,125	5,359	1,485

Net Increase (Decrease) in Cash and Cash Equivalents	(48,746)	(78,911)	161,652
Cash and Cash Equivalents, beginning of period	263,135	342,046	180,394

Cash and Cash Equivalents, end of period	$214,389	$263,135	$342,046

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES:

        Nature of Operations.    SEACOR Holdings Inc. ("SEACOR") and its subsidiaries (collectively referred to as the "Company") is in the business of owning, operating, investing in, marketing and remarketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company also provides emergency environmental response and related services. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide. The Company also operates a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. The environmental services segment provides oil spill response, handles environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

        Basis of Consolidation.    The consolidated financial statements include the accounts of SEACOR and its majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

        The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the ventures. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company reports its investments in and advances to equity investees in the Consolidated Balance Sheets as "Investments, at Equity, and Receivables from 50% or Less Owned Companies." The Company reports its share of earnings or losses of equity investees in the Consolidated Statements of Income as "Equity in Earnings of 50% or Less Owned Companies."

        The Company employs the cost method of accounting for investments in other business ventures that the Company does not have the ability to exercise significant influence. These investments are in private companies, carried at cost, and are adjusted only for other-than-temporary declines in fair value and capital distributions.

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

        Revenue Recognition.    The Company's offshore marine services segment earns and recognizes revenues primarily from the time charter-out and bareboat charter-out of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, the Company provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel's operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years.

        The Company's environmental services segment earns revenues primarily from retainer contracts, spill response activities, consulting fees and industrial and remediation services. Retainer fees are charged to customers for ensuring, by contract, the availability of oil spill response services and equipment at predetermined rates. Such retainer fees are generally recognized ratably over the terms of the contract. Retainer services include employing staff to supervise a response to an oil spill and maintaining specialized equipment. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners can be as long as ten years. Spill response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual spill responses. Consequently, spill response revenues may vary greatly between comparable periods. Consulting fees are earned from the preparation of customized training programs, the planning of and participation in customer oil spill response drill programs, response exercises and other special projects and are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis and on a fixed fee bid basis and are recognized as the services are provided based on contract terms. For both time and material contracts and fixed fee contracts, the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment to carry it out.

        The Company's inland river services segment earns revenues primarily from voyage affreightment with customers being charged an established rate per ton for committed barge space to transport cargo from a point of origin to a point of destination during a specific time. Such revenues are generally recognized over the progress of the voyage. In addition, revenues are also earned from cargo stored aboard a barge and when a barge is chartered-out to a third party.

        The Company's helicopter services segment earns revenue primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require customers to make incremental payments based on usage, have fixed terms ranging from one month to five years, and generally are cancelable upon notice by either party in 30 days. Term contracts and day-to-day charter arrangements are generally non-cancelable and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. Rental fee revenues are recognized ratably over the contract term and revenues for helicopter usage are recognized as the services are performed.

        Cash Equivalents.    Cash equivalents refer to securities with maturities of three months or less when purchased.

        Accounts Receivable.    Customers of offshore support vessel services and helicopter transportation services are primarily major and large independent oil and gas exploration and production companies. Oil spill, emergency response and remediation services are provided to tank vessel owner/operators, refiners, terminals, municipalities, exploration and production facilities and pipeline operators. Barge customers are primarily major agricultural and industrial companies based within the United States. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. Accounts receivable are deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts when collection efforts have been exhausted.

        Derivatives.    All of the Company's derivative positions are stated at fair value. Gains and losses associated with changes in derivative fair value are reported on a current basis in the Consolidated Statements of Income as "Derivative income (loss), net".

        Concentrations of Credit Risk.    The Company is exposed to concentrations of credit risks relating to its accounts receivable due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have been within management's expectations. The Company is also exposed to concentrations of credit risks associated with its cash and cash equivalents, its available-for-sale securities, and its derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved.

        Property and Equipment.    Equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method. New equipment is depreciated over 20 years for offshore support vessels and related equipment, over 20 years for inland river dry cargo and chemical tank barges, generally over 12 years for helicopters and related equipment, and over 2 to 15 years for all other equipment. Depreciable life of acquired used equipment is generally based on the life of new equipment described above less years already in service, except for standby vessels where a longer life is used. Depreciation expense totaled $57,544,000, $55,501,000 and $56,239,000 in 2004, 2003 and 2002, respectively.

        Effective January 1, 2003, the Company changed its estimated residual value for newly constructed supply vessels, towing and supply vessels, and anchor handling towing supply vessels from 10% to 5%. The effect on income of this change in accounting estimate was not material.

        Vessel, helicopter and barge maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels and helicopters as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment was capitalized as part of the assets' carrying values and are being amortized to expense over such assets estimated useful lives. Capitalized interest totaled $645,000, $2,272,000 and $1,092,000 in 2004, 2003 and 2002, respectively.

        Impairment of Long-Lived Assets.    The Company tests its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any asset or asset group may not be recoverable. As of December 31, 2004, the Company was not aware of any indicators of impairment.

        Business Combinations.    As discussed in Note 5, business combinations completed by the Company have been accounted for under the purchase method of accounting. The cost of each acquired operation is allocated to the assets acquired and liabilities assumed based on their estimated fair values. These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed beyond one year from the date of the acquisition. Should information become available after the allocation period, those items are included in operating results. The cost of an enterprise acquired in a business combination includes the direct cost of the acquisition. The operating results of entities acquired are included in the Consolidated Statements of Income from the completion date of the applicable transaction.

        Goodwill.    Goodwill represents the excess of purchase price over fair value of net assets acquired in business combinations and is subjected to annual impairment testing. Based on its impairment test of each defined reporting unit as of December 31, 2004, the Company has determined that the carrying value of goodwill was not impaired.

        Deferred Financing Costs.    Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs amortization expense totaled $483,000, $474,000 and $526,000 in 2004, 2003 and 2002, respectively, is included in the Consolidated Statements of Income as "Interest Expense."

        Self-insurance Liabilities.    The Company maintains business insurance programs with significant self-insured retention primarily relating to its offshore support vessels. In addition, the Company maintains self-insured health benefit plans for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverage. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company's historical loss experience. To the extent that estimated self-insurance losses differ from actual losses realized, the Company's insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

        Income Taxes.    Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized, except for a special one-time dividends received deduction on the repatriation of certain foreign earnings expected to occur in 2005 as described below. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the Company considers those earnings to be indefinitely reinvested abroad.

        As a result of the American Jobs Creation Act of 2004, the Company believes it will be in the position to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25%, which would result in tax obligations significantly less than the deferred taxes previously provided for its unremitted earnings of foreign subsidiaries. The Company is exploring the full impact of the legislation and expects to finalize its repatriation plan during the second quarter of 2005; however, the income tax benefit of such repatriation plan cannot be reasonably estimated at this time. In accordance with FASB Staff Position FAS 109-2, the Company will recognize the income tax benefit of this special one-time dividends received deduction during the period that the Company has decided on a plan for repatriation. As part of the repatriation plan, a portion of the earnings that are currently considered to be permanently invested abroad may be repatriated. At December 31, 2004, the Company had approximately $25.6 million of such earnings for which no U.S. income taxes had been provided.

        Deferred Income.    The Company has entered into vessel sale and leaseback transactions and has sold vessels to business ventures in which it holds an equity ownership interest. Certain of the gains realized from these transactions were not immediately recognized in income and have been reported in the Consolidated Balance Sheets as "Deferred Income and Other Liabilities." In sale and leaseback transactions, gains were deferred to the extent of the present value of minimum lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. In business venture sale transactions, gains were deferred to the extent of the Company's ownership interest with amortization to income over the applicable vessels' depreciable lives and to the extent of Company purchase financing with amortization to income on the installment method.

(in thousands)
Balance at December 31, 2003	$25,899
Deferred income from 2004 vessel sales	1,461
2004 amortization of deferred income	(7,284)
Currency translation and other	(18)

Balance at December 31, 2004	$20,058

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

        Foreign Currency Transactions.    Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in the Consolidated Statements of Income as "Foreign currency transaction gains, net" in the period in which the currency exchange rates change.

        Earnings Per Share.    Basic earnings per common share were computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share were computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Certain options and share awards, 95,010, 364,805 and 69,300 in 2004, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

(in thousands, except share data)	Income	Shares	Per Share
FOR THE YEAR ENDED 2004
Basic Earnings Per Share:
Net income	$19,889	18,305,937	$1.09

Effect of Dilutive Securities:
Options and restricted stock	—	163,369
Convertible securities	189	140,067

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$20,078	18,609,373	$1.08

FOR THE YEAR ENDED 2003
Basic Earnings Per Share:
Net income	$11,954	19,012,899	$0.63

Effect of Dilutive Securities:
Options and restricted stock	—	163,308
Convertible securities	167	103,361

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$12,121	19,279,568	$0.63

FOR THE YEAR ENDED 2002
Basic Earnings Per Share:
Net income	$46,587	19,997,625	$2.33

Effect of Dilutive Securities:
Options and restricted stock	—	257,538
Convertible securities	1,463	802,714

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$48,050	21,057,877	$2.28

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

(in thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
FOR THE YEAR ENDED 2004
Foreign currency translation adjustments	$8,157	$(2,855)	$5,302
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	22,268	(7,794)	14,474
Less—reclassification adjustment for gains included in net income	(9,218)	3,226	(5,992)

Other comprehensive income	$21,207	$(7,423)	$13,784

FOR THE YEAR ENDED 2003
Foreign currency translation adjustments	$11,145	$(3,901)	$7,244
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	3,117	(1,091)	2,026
Less—reclassification adjustment for gains included in net income	(6,529)	2,285	(4,244)

Other comprehensive income	$7,733	$(2,707)	$5,026

FOR THE YEAR ENDED 2002
Foreign currency translation adjustments	$12,652	$(4,428)	$8,224
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	12,272	(4,295)	7,977
Less—reclassification adjustment for gains included in net income	(3,218)	1,126	(2,092)

Other comprehensive income	$21,706	$(7,597)	$14,109

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

(in thousands, except share and option data)	2004	2003	2002
Net income, as reported	$19,889	$11,954	$46,587
Add: stock based compensation included in net income	1,515	1,931	1,501
Less: stock based compensation using fair value method	(2,353)	(3,163)	(3,498)

Net income, Pro forma	$19,051	$10,722	$44,590

Basic earnings per common share:
As reported	$1.09	$0.63	$2.33
Pro forma	1.04	0.56	2.23
Diluted earnings per share:
As reported	$1.08	$0.63	$2.28
Pro forma	1.03	0.56	2.19
Weighted average fair value of options granted	$13.86	$13.99	$20.03

Weighted average fair value of restricted stock granted	$43.20	$41.44	$43.53

Weighted average fair value of stock granted to non-employee directors	$43.37	$38.62	$—

        The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods.

        The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 28.6%, 37.2% and 38.8% in the years 2004, 2003 and 2002, respectively, (c) weighted average discount rates of 3.56%, 2.93% and 3.76% in the years 2004, 2003 and 2002, respectively, and (d) expected lives of five years.

        New Accounting Pronouncement.    On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of the SFAS 123 disclosure of pro forma net income and earnings per share presented above. The Company will adopt the provisions of Statement 123 (R) on July 1, 2005 using the "modified prospective" approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

        Reclassifications.    Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2.    FINANCIAL INSTRUMENTS:

	December 31, 2004		December 31, 2003
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$214,389	$214,389	$263,135	$263,135
Available-for-sale securities	136,992	136,992	48,856	48,856
Collateral deposits and notes receivable	9,439	9,439	3,652	3,652
Notes receivable from business ventures	1,616	see below	2,568	see below
Construction reserve funds	144,006	144,006	126,140	126,140
Business ventures, carried at cost	1,000	see below	700	see below
Derivative instruments	568	568	338	338
LIABILITIES:
Long-term debt, including current portion	595,595	605,055	332,272	357,490
Short-sale of securities	22,070	22,070	3,680	3,680

        The carrying value of cash, cash equivalents and collateral cash deposits approximates fair value. The carrying value of construction reserve funds, primarily consisting of auction rate certificates, approximates fair value. The fair values of the Company's available-for-sale securities, notes receivable, derivative instruments, long-term debt, and short-sales of marketable securities were estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar type of arrangements. It was not practicable to estimate the fair value of the Company's notes receivable with business ventures because the timing of settlement of these notes is not certain. It was not practicable to estimate the fair value of the Company's historical cost investments in business ventures because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.    DERIVATIVE INSTRUMENTS:

        The Company has entered into and settled various positions in forward exchange, option and future contracts that are considered speculative with respect to Norwegian Kroners, Pounds Sterling, Euros, Japanese Yen, Hong Kong Dollar and Singapore Dollar. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates which could have offset possible consequences of changes in foreign exchange had the Company decided to conduct business in Norway. The Pound Sterling, Euro, Yen, Hong Kong Dollar and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros, Yen, Hong Kong Dollars and Singapore Dollars in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange of the Company's business conducted in Europe and the Far East. Resulting gains or losses from these transactions are reported in the

Consolidated Statements of Income as "Derivative income (loss), net" as they do not meet the criteria for hedge accounting. For the years ended December 31, 2004, 2003 and 2002, the Company recognized net gains of $1,790,000, $1,343,000 and $674,000, respectively, from these forward exchange, option and future contracts. At December 31, 2004, the fair market value of the Company's speculative outstanding currency positions, consisting of Pound Sterling, Euro, Japanese Yen and Singapore Dollar contracts, was an unrealized gain of $554,000 included in the Consolidated Balance Sheets as "Other receivables."

        The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and future contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange ("NYMEX") or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to provide value to the Company should the price of natural gas and crude oil decline which over time, if sustained, would lead to a decline in the Company's offshore assets' market values and cash flows. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss), net" as they do not meet the criteria for hedge accounting. For the years ended December 31, 2004, 2003 and 2002, the Company has recognized net losses of $241,000, net losses of $743,000 and net gains of $406,000, respectively, from these commodity transactions. At December 31, 2004, the fair market value of the Company's positions in commodity contracts was an unrealized gain of $50,000 included in the Consolidated Balance Sheets as "Other receivables."

        The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade ("CBOT") or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as "Derivative income (loss), net" as they do not meet the criteria for hedge accounting. For the years ended December 31, 2004, 2003 and 2002, the Company recognized net losses of $250,000, net gains of $52,000 and net losses of $8,312,000, respectively, with respect to derivative positions in U.S. treasury obligations. At December 31, 2004, the Company had no outstanding position for derivative positions in U.S. treasury obligations.

        During 2004, the Company entered into other speculative derivative positions, primarily options on publicly traded equity securities. For the year ended December 31, 2004, the Company has recognized net losses of $133,000 from these other transactions. At December 31, 2004, the fair market value of the Company's other speculative derivative positions was an unrealized loss of $36,000 included in the Consolidated Balance Sheets as "Other receivables."

        In order to reduce its cost of capital, the Company entered into swap agreements with a major financial institution with respect to $41,000,000 of its 7.2% Senior Notes due 2009 (the 7.2% Notes"). Pursuant to each such agreement and subsequent extensions, such financial institution agreed to pay to the Company an amount equal to interest paid on the notional amount of the 7.2% Notes subject to such agreement, and the Company agreed to pay to such financial institution an amount equal to an agreed upon reduced interest rate on the price of such notional amount of the 7.2% Notes, as set forth in the applicable swap agreements. Upon termination of each swap agreement, the financial institution agreed to pay to the Company the amount, if any, by which the fair market value of the notional amount of the 7.2% Notes subject to such swap agreements on such date exceeded the agreed upon price of such notional amount as set forth in such swap agreements, and the Company agreed to pay to such financial institution the amount, if any, by which the agreed upon price of such notional amount exceeded the fair market value of such notional amount on such date. All of the swap agreements have been terminated. For the years ended December 31, 2003 and 2002, the Company recorded gains of $49,000 and $3,877,000, respectively, with respect to these swap agreements in the Condensed Consolidated Statements of Income as "Derivative income (loss), net."

        In order to partially hedge the fluctuation in market value for part of the Company's common stock investment in ENSCO International Incorporated ("ENSCO") acquired in connection with the Chiles Merger (see discussion in Note 5), the Company entered into various transactions (commonly known as "costless collars") during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions was that the Company would be guaranteed a minimum value of approximately $24.35 and a maximum value of approximately $29.80 per share of ENSCO, at expiration. These costless collars have expired and, as the share value of ENSCO's common stock was between $24.35 and $29.80 at expiration, neither party had a payment obligation under these transactions. For the years ended December 31, 2003 and 2002, the Company recorded a gain of $1,688,000 and a loss of $1,688,000, respectively, with respect to these costless collars in the Condensed Consolidated Statement of Income as "Derivative income (loss), net".

4.    MARKETABLE SECURITIES:

        Marketable equity securities with readily determinable fair values and debt securities are classified by the Company as investments in available-for-sale securities. Available-for-sale securities are current assets representing the investment of cash available for current operations. These investments are reported at their fair values with unrealized holding gains and losses included in the Consolidated Balance Sheets as "Accumulated other comprehensive income." The cost and fair value of marketable securities were as follows:

		Gross Unrealized Holding
Type of Securities	Amortized Cost			Fair Value
		Gains	Losses
	(in thousands)
December 31, 2004:
Corporate debt securities	$14,832	$793	$—	$15,625
Equity securities	103,690	17,950	(273)	121,367

	$118,522	$18,743	$(273)	$136,992

December 31, 2003:
Corporate debt securities	$1,793	$630	$(15)	$2,408
Equity securities	41,640	5,229	(421)	46,448

	$43,433	$5,859	$(436)	$48,856

        At December 31, 2004, the corporate debt securities have contractual maturities in 2012 and 2013.

        For the years ended December 31, 2004, 2003 and 2002, the sale of available-for-sale securities resulted in gross realized gains of $9,963,000, $6,845,000 and $4,342,000, respectively, and gross realized losses of $745,000, $316,000 and $1,903,000, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses.

        Short sales of marketable equity securities are temporary trading positions held by the Company in anticipation of short-term market movements. The liabilities arising from these positions are reported at fair value with both realized and unrealized gains and losses included in the Consolidated Statement of Income as "Marketable securities sale gains, net." For the years ended December 31, 2004, 2003 and 2002, short sales of marketable securities resulted in gross realized and unrealized gains of $2,083,000, $772,000 and $1,026,000, respectively, and gross realized and unrealized losses of $4,866,000, $706,000 and $247,000, respectively.

5.    ACQUISITIONS AND DISPOSITIONS:

        Era Acquisition.    On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. ("Era") for $118,125,000, subject to working capital adjustments. As a result of this transaction, the Company acquired 81 helicopters and 16 fixed wing aircraft. The Company intends to combine Era's helicopter business within its existing helicopter services segment and has begun a process to sell Era's regional airline service consisting of its fixed wing aircraft. As the sale of the regional aircraft service is expected to occur in 2005, the preliminary purchase price allocation includes assets held for sale of $21,621,000 and related liabilities of $6,199,000 included in the Consolidated Balance Sheets as "Prepaid expenses and other" and "Other current liabilities", respectively.

        NRCES Acquisition.    On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services Inc. ("NRCES"—formerly Foss Environmental Services, Inc.) for $7,769,000. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41,000,000 based upon certain performance standards over a period following the date of the acquisition through December 31, 2008. This additional consideration, if paid, will be allocated to fixed assets and goodwill. As of December 31, 2004, no additional consideration has been paid.

        Yarnell Acquisition.    On June 30, 2003, the Company acquired a controlling interest in Yarnell Marine, LLC ("Yarnell") for $248,000. Prior to this transaction, the Company had a 50% interest in this business venture and accounted for its investment using the equity method.

        Tex-Air Acquisition.    During 2002, the Company acquired 20% of the issued and outstanding shares of Tex-Air Helicopters, Inc. ("Tex-Air") through two separate cash transactions totaling $225,000. On December 31, 2002, the Company acquired the remaining 80% of the issued and outstanding shares of Tex-Air's in a stock-for-stock transaction whereby the Company issued 68,292 shares of SEACOR's common stock, par value $.01 per share, ("Common Stock") valued at $3,033,000. The Company repaid Tex-Air's acquired long-term debt of $6,662,000 in 2002 and 2003. During 2004, all contingent consideration associated with the acquisition was settled with minimal impact to the Company's initial purchase price allocation, including 6,097 escrow shares issued as security for the selling stockholder's obligations under the purchase agreement and additional consideration earned for operating performance. The additional consideration of $170,000 earned for operating performance will be paid with SEACOR's Common Stock in three equal yearly installments beginning in 2005.

        Unaudited Pro forma Information.    The following unaudited pro forma information has been prepared as if the acquisitions of Era, NRCES and Yarnell had occurred as of January 1, 2003. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

	Year ended December 31,
(in thousands, except per share data, unaudited)
	2004	2003
Operating Revenues	$618,860	$560,348
Net income	14,289	11,575
Basic earnings per share	0.78	0.61
Diluted earnings per share	0.78	0.61

        Purchase Price Allocation.    The following table summarizes the allocation of the purchase price during the following periods related to all of the Company's acquisitions:

	Year ended December 31,
(in thousands)
	2004	2003	2002
Trade and other receivables	$18,425	$7,568	$3,540
Prepaid expenses and other	34,582	940	1,747
Investments in 50% or Less Owned Companies	—	(552)	—
Property and equipment	74,791	3,836	7,659
Goodwill	47	367	109
Other assets	533	54	385
Accounts payable and other current liabilities	(10,217)	(3,707)	(2,140)
Long-Term Debt	—	—	(6,662)
Deferred Income Taxes	390	(550)	(888)
Deferred Income and Other Liabilities	(170)	—	(910)
Minority Interest	—	(200)	—
Common stock	—	—	(1)
Paid in capital	(268)	—	(2,726)

Purchase price(a)	$118,113	$7,756	$113

(a)
The purchase price is net of cash acquired, totaling $1,106,000, $261,000 and $302,000 in 2004, 2003 and 2002, respectively, and includes acquisition costs, totaling $1,094,000, $92,000 and $190,000 in 2004, 2003 and 2002, respectively.

        Vessel Construction.    Since January 1, 2002, the Company completed the construction of 16 crew, 2 anchor handling towing supply, 1 mini-supply, 3 supply and 4 towing supply vessels at an approximate aggregate cost of $200,288,000.

        Vessel Dispositions.    The table below sets forth, during the fiscal years indicated, the number of vessels sold by type of service. At December 31, 2004, 29 vessels previously sold pursuant to sale and leaseback transactions remain chartered-in to the Company.

Type of Vessel	2004	2003	2002
Anchor handling towing supply	1	2	4
Crew	3	16	10
Mini-supply	1	2	—
Standby safety	—	1	3
Supply	4	1	2
Towing supply	6	6	6
Utility	27	28	5
Project	1	—	1

	43	56	31

        Subsequent to December 31, 2004, the Company sold 1 anchor handling towing supply, 5 supply, and 2 crew vessels for $94,721,000, resulting in gains of $11,072,000.

        Other Major Equipment Additions.    Since January 1, 2002, the Company has accepted delivery of 604 newly constructed barges, 6 used towboats, 8 new helicopters, and 5 used helicopters for an approximate aggregate cost of $207,580,000.

        Chiles Disposition.    On August 7, 2002, the stockholders of Chiles Offshore Inc. ("Chiles") approved a merger with ENSCO and the merger was completed. Pursuant to the terms of the merger agreement, Chiles' stockholders received $5.25 and 0.6575 shares of ENSCO common stock for each share of Chiles' common stock they owned at the time of the merger. Upon completion of this merger, the Company received $25,365,000 in cash and 3,176,646 shares of ENSCO's common stock, valued at $73,444,000 on date of close, and recognized an after-tax gain of $12,817,000, or $0.61 per diluted share.

        Prior to the merger, the Company accounted for its investment in Chiles common shares using the equity method. The Company received approximately $2,006,000 in 2002 for management and legal services provided to Chiles.

6.    INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES:

        Investments, carried at equity, and advances to 50% or less owned companies were as follows:

		December 31,
50% or Less Owned Companies
	Ownership	2004	2003
		(in thousands)
TMM Joint Venture	40.0%	$7,146	$10,284
Globe Wireless, L.L.C.	37.6%	14,818	16,593
Pelican Offshore Services Pte Ltd	50.0%	—	8,540
Ultragas Joint Venture	50.0%	6,903	5,908
Other	29.6%–50.0%	19,003	18,523

		$47,870	$59,848

        Combined Condensed Financials.    Summarized unaudited financial information for the Company's investments, at equity, is as follows:

	December 31,
(in thousands, unaudited)
	2004	2003
Current assets	$94,367	$68,496
Noncurrent assets	95,142	94,334
Current liabilities	62,302	26,271
Noncurrent liabilities	24,843	29,870
	Year ended December 31,
	2004	2003	2002
Equity Investees, excluding Chiles:
Operating revenues	$149,321	$122,388	$112,725
Operating income	13,777	10,892	16,601
Net income	10,424	7,110	8,690
Chiles:
Operating revenues	—	—	58,405
Operating income	—	—	4,184
Net income	—	—	7,326

        At December 31, 2004, cumulative net undistributed losses of 50% or less owned companies accounted for by the equity method included in the Company's consolidated retained earnings was $12,077,000.

        TMM Joint Venture.    In 1994, the Company and Grupo TMM, S.A., a Mexican corporation, ("TMM") organized a joint venture to serve the Mexican offshore market. At December 31, 2004, the joint venture operated 26 vessels, 12 owned and 14 chartered-in, including 11 vessels provided by the Company and 3 vessels provided by other vessel owners. Since commencement of operations, the Company has sold 12 of its vessels to the joint venture.

        The Company guarantees up to 40% of obligations for nonpayment that may arise from the bareboat charter-in of three vessels by the TMM joint venture. At December 31, 2004, the Company's guarantee was limited to approximately $8,712,000 and terminates upon completion of the charters, expected in 2008 and 2009. A $750,000 promissory note previously issued the Company as partial payment by the TMM joint venture for the purchase of a vessel from the Company was repaid in 2003. Revenues earned by the Company from the charter of vessels and management services provided the TMM joint venture in 2004, 2003 and 2002 totaled $21,415,000, $11,264,000 and $7,041,000, respectively. Revenues earned by the TMM joint venture from management services provided to the Company in 2004, 2003 and 2002 totaled $2,732,000, $779,000 and $193,000, respectively. During 2003, the joint venture paid the Company an $8,000,000 dividend.

        Globe Wireless L.L.C.    Globe Wireless L.L.C. ("Globe Wireless") and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. Globe Wireless has experienced negative cash flow; however, the Company presently expects Globe Wireless can achieve operating cash break-even without requiring additional equity funding from its shareholders. There can be no assurances that Globe Wireless' future operations will be successful. Should Globe Wireless be unable to meet its funding requirements, SEACOR would be required to commit additional funding or record an impairment charge with respect to its investment.

        Globe Wireless provides the Company's offshore marine business segment with a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. In fiscal 2004, 2003 and 2002, the Company paid approximately $1,160,000, $1,525,000 and $1,904,000, respectively, to Globe Wireless for services and merchandise provided the Company.

        Pelican Offshore Services Pte Ltd.    In 2000, the Company and Penguin Boat International Limited, a Singapore corporation, ("Penguin") formed a joint venture, Pelican Offshore Services Pte Ltd, also a Singapore corporation ("Pelican"), with each party owning 50% of the venture. In 2004, the Company sold its interest in Pelican to Penguin for $4,751,000 and Pelican repaid its then outstanding advances to the Company of $2,269,000.

        Ultragas Joint Venture.    In 1996, the Company acquired an equity interest in Ultragas Smit Lloyd Ltda and certain other affiliated entities ("Ultragas") that own and operate vessels. Since 1996, the Company and Sociedad Naviera Ultragas Ltda, the Company's joint venture partner in Ultragas and its affiliated companies, formed additional corporations for purposes of owning and operating additional vessels. As of December 31, 2004, this joint venture operated 5 vessels in Chile, Argentina and Brazil, 4 owned and 1 chartered-in.

        The Company guarantees up to 50% of obligations for nonpayment that may arise from the bareboat charter-in of one vessel by the Ultragas joint venture. At December 31, 2004, the Company's guarantee was limited to approximately $1,133,000 and terminates upon completion of the charter in 2005.

        Other.    The Company's other business ventures include offshore marine businesses that own 12 vessels and charter-in an additional vessel, environmental services businesses, an entity that develops and sells software to the ship brokerage and shipping industry, and a corporation that owns a Handymax Dry-Bulk ship.

        At December 31, 2004, loans of $1,789,000 were payable to the Company from certain of these joint ventures. The Company is guarantor of up to $4,073,000 with respect to amounts owing pursuant to a vessel charter between a joint venture in which the Company owns a 50% interest and the vessel owner. The Company's guarantee declines over the life of the charter and terminates in 2008. The Company is also a guarantor of up to $1,530,000 with respect to amounts owed by a joint venture, in which the Company owns 50%, under a five-year banking facility and of up to $1,362,000 with respect to security for the contract performance by another joint venture in which the Company owns 50%. During 2004, 2003 and 2002, the Company received dividends totaling $1,545,000, $2,520,000 and $1,889,000, respectively, from its other business ventures.

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

8.    INCOME TAXES:

        Income before income taxes, minority interest and equity in net earnings of 50% or less owned companies derived from the United States and foreign operations for the years ended December 31, are as follows:

(in thousands)	2004	2003	2002
United States	$16,310	$5,165	$25,629
Foreign	7,976	16,284	40,513

	$24,286	$21,449	$66,142

        The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31:

(in thousands)	2004	2003	2002
Current:
State	$930	$681	$991
Federal	(3,132)	(6,648)	2,106
Foreign	3,570	6,585	2,910
Deferred:
Federal	17,723	9,888	16,996
Foreign	(10,518)	(110)	31

	$8,573	$10,396	$23,034

        The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Valuation allowance	(3.8)%	9.0%	—%
Non-deductible expenses	1.5%	2.1%	—%
State taxes	2.5%	2.1%	1.4%
Other	0.1%	0.3%	(1.6)%

	35.3%	48.5%	34.8%

        The components of the net deferred income tax liabilities for the years ended December 31 were as follows:

(in thousands)	2004	2003
Deferred tax liabilities:
Property and equipment	$187,039	$154,902
Unremitted earnings of foreign subsidiaries	33,132	34,624
Marketable securities	7,191	6,955
Currency translation	9,852	6,998
Other	2,455	3,860

Total deferred tax liabilities	239,669	207,339

Deferred tax assets:
Net operating loss carryforwards	$13,977	$5,151
Foreign tax credit carryforwards	7,421	6,607
Other	8,476	2,722

Total deferred tax assets	29,874	14,480
Valuation allowance	—	(1,937)

Net deferred tax assets	29,874	12,543

Net deferred tax liabilities	$209,795	$194,796

        As of December 31, 2004, the Company has not recognized a deferred tax liability on $25,629,000 of undistributed earnings for certain non-U.S. subsidiaries and business ventures because it considers those earnings to be indefinitely reinvested abroad. Due to the complexities involved, it was not practicable to estimate the deferred tax liability of these indefinitely reinvested earnings without incurring excessive costs. As of December 31, 2004, the Company has net operating loss carryforwards approximating $39,934,000 that expire in 2023 and 2024 and has alternative minimum tax credits of $1,209,000 that carryforward indefinitely.

        The Jobs Creation Act of 2004 extended the carryforward period for foreign tax credits from five to ten years and the Company's foreign tax credit carryforwards of $7,421,000 as of December 31, 2004 will now expire from 2010 through 2015. As a result, the valuation allowance previously provided on the foreign tax credits of $916,000 due to expire in 2005 was reversed in the Company's deferred tax provision for the year ended December 31, 2004.

        The Company believes it is more likely than not that the Company's net operating loss carryforwards and foreign tax credit carryforwards will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

        For employee stock options that are exercised, the Company receives an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. For employee restricted stock grants, the Company receives an income tax benefit or accrues additional taxes based on the difference between the fair market value of the stock at the time of grant and at the time of vesting. The combined benefit, which is recorded in stockholders' equity, was $65,000, $478,000 and $1,608,000 in 2004, 2003 and 2002, respectively.

9.    LONG-TERM DEBT:

        Long-term debt balances, maturities and interest rates are as follows as of December 31:

(in thousands)	2004	2003
7.2% Senior Notes due 2009, interest payable semi-annually	$134,500	$134,500
5 7/8% Senior Notes due 2012, interest payable semi-annually	200,000	200,000
2.875% Convertible Senior Debentures due 2024, interest payable semi-annually	250,000	—
Obligation due vessel builder due 2005, secured by equipment	13,186	—
Other obligations due various financial institutions, secured by equipment	66	158

	597,752	334,658
Less—Portion due within one year	(13,228)	(93)
—Debt discount, net	(2,157)	(2,386)

	$582,367	$332,179

        Maturities of long-term debt following December 31, 2004 are as follows:

(in thousands)	2005	2006	2007	2008	2009	Thereafter
Amount	$13,228	$24	$—	$—	$134,500	$450,000

        7.2% Senior Notes.    The Company's 7.2% Notes were issued under an indenture (the "1997 Indenture") between the Company and First Trust National Association, as trustee. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a "make-whole" premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on the Company consolidating with or merging into any other Person, as defined in the 1997 Indenture.

        5 7/8% Senior Notes.    The Company's 5 7/8% Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5 7/8% Notes is payable semiannually on April 1 and October 1 of each year. The 5 7/8% Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium.

        2.875% Convertible Senior Debentures.    On December 17, 2004, the Company completed the sale of $250,000,000 aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024. Interest on the Debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2005. Beginning December 15, 2011, contingent interest is payable during any subsequent semi-annual interest period if the average market price of the Debentures is equal to or exceeds 120% of their principal amount. The amount of contingent interest payable for any such period will be equal to 0.35% per annum of such average market value of the Debentures. The Debentures are convertible into shares of the Company's common stock at any time at an initial conversion price of $73.15 per share of common stock. After December 20, 2009, the Debentures may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 15 of 2011, 2014 and 2019, the holders of the debentures may require the Company to purchase for cash all or part of their debentures at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. The Company incurred $5,193,000 of net underwriting fees associated with this transaction.

        Obligation due vessel builder.    On December 20, 2004, the Company took delivery of an offshore marine vessel and, under the terms of a lease purchase arrangement, the builder has provided the Company with short-term financing of the vessel's purchase price. The Company is required to make minimal monthly lease payments that began in December 2004 and is obligated to purchase the vessel at a fixed price on June 18, 2005. As of December 31, 2004, the carrying value of the lease purchase vessel approximates the total obligations under the lease.

        Revolving Credit Facility.    The Company syndicated a $200,000,000, non-reducing, unsecured revolving credit facility maturing on February 5, 2007. Advances under this revolving credit facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon the Company's credit rating as determined by Standard and Poor's and Moody's. Adjustments to the applicable margin are the only consequence of a change in the Company's credit rating. The Company is not required to maintain a credit rating under the terms of the facility agreement, and if the Company does not maintain a credit rating, the applicable margin would be determined by financial ratios. The revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The revolving credit facility contains no repayment triggers. During 2004, the Company borrowed and repaid outstanding advances totaling $50,000,000. As of December 31, 2004 and 2003, the Company had outstanding letters of credit of $3,837,000 and $1,275,000, respectively, advanced under the revolving credit facility. As of December 31, 2004, the Company had $196,163,000 available for future borrowings under the revolving credit facility and was in compliance with all restrictive covenants.

10.    COMMON STOCK:

        In 2004, 2003 and 2002, the Company acquired 370,490, 1,518,116 and 459,700 shares of Common Stock for treasury, respectively, at an aggregate cost of $14,920,000, $56,542,000, and $18,508,000, respectively. As of December 31, 2004, $43,264,000 of repurchase authority granted by the Company's Board of Directors remains available for the acquisition of additional shares of Common Stock and the Company's 7.2% Notes and 5 7/8% Notes. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

11.    BENEFIT PLANS:

        SEACOR Savings Plan.    The Company provides a defined contribution plan to its employees. The Company's contribution is currently limited to 50% of the employee's first 6% of wages invested in such defined contribution plan and is subject to annual review by the Board of Directors. The Company's contributions to the plan were $1,144,000, $1,072,000 and $1,106,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Employee Stock Incentive Plans.    SEACOR's stockholders approved the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan, and the 2003 Share Incentive Plan (collectively, the "Plans") to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock awards, performance awards and stock units to key officers and employees of the Company. The Compensation Committee of the Board of Directors administers the Plans. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Plans. Options granted under the Plans expire no later than the tenth anniversary of the date of grant. A total of 2,500,000 shares of Common Stock have been reserved for issuance upon adoption of the Plans. Restricted stock and options to purchase shares of Common Stock totaling 132,175 and 183,955 shares were granted pursuant to the Plans during 2004 and 2003, respectively. As of December 31, 2004, there were 861,971 shares available for future grant under the Plans.

        On March 11, 2005, the Compensation Committee granted to certain officers and key employees of the Company 56,585 restricted shares of Common Stock with an aggregate market value of $3,720,000 on the grant date. Also on March 11, 2005, the Compensation Committee granted to certain officers and key employees of the Company, or conditionally agreed to grant in installments during 2005, options to purchase an aggregate of 107,900 shares of Common Stock. The exercise price of the options granted on March 11, 2005 was $65.74 per share of Common Stock. The options that the Compensation Committee agreed to conditionally grant in installments during 2005 will have an exercise price of the fair market value per share of Common Stock on the date of each installment.

        Employee Stock Purchase Plan.    SEACOR's stockholders approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits SEACOR to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. A total of 300,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. During 2004 and 2003, a total of 19,195 and 21,142 shares, respectively, of Common Stock were issued from treasury pursuant to the Stock Purchase Plan. As of December 31, 2004, there were 224,056 shares available for future issuance pursuant to the Stock Purchase Plan.

        Non-employee Director Stock Incentive Plan.    SEACOR's stockholders approved the 2003 Non-Employee Director Share Incentive Plan ("Non-Employee Share Incentive Plan") under which each member of the Board of Directors who is not an employee of SEACOR will be granted automatically a stock option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR commencing with the 2003 Annual Meeting of Stockholders of SEACOR. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. Options granted under the Non-Employee Share Incentive Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability or the change in control of SEACOR, if a non-employee Director's service as a director of SEACOR is terminated, his or her options will terminate with respect to the shares of Common Stock as to which such options are not then exercisable. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability. Also on the date of each Annual Meeting of Stockholders of SEACOR, each Non-Employee Director in office immediately following such annual meeting shall be granted the right to receive 500 shares of Common Stock with such shares to be delivered to such Non-Employee Director in four equal installments as follows: 125 shares on the date of such annual meeting and 125 shares on the dates that are three, six, and nine months thereafter (each such installment of shares, until the delivery date thereof, being referred to as an "Unvested Stock Award"); provided, however, if a Non-Employee Director's service as a director of SEACOR terminates for any reason, any and all Unvested Stock Awards shall terminate and become null and void. A total of 150,000 shares of Common Stock have been reserved under the Non-Employee Share Incentive Plan. During 2004 and 2003, options were granted for the purchase of 27,000 and 24,000 shares of Common Stock, respectively, and 4,375 and 3,000 shares of Common Stock were issued, respectively, under the Non-Employee Share Incentive Plan. As of December 31, 2004, there were 91,625 shares available for future issuance pursuant to the Non-Employee Share Incentive Plan.

        Share Award Transactions.    The following transactions have occurred in connection with the employee stock incentive plans and the non-employee director stock incentive plans during the years ended December 31:

	2004		2003		2002
	Number of Shares	Wt'ed Avg. Exercise/ Grant Price	Number of Shares	Wt'ed Avg. Exercise/ Grant Price	Number of Shares	Wt'ed Avg. Exercise/ Grant Price
Stock Option Activities—Outstanding, at beginning of year	706,619	$31.25	657,894	$28.27	807,752	$25.05
Granted	121,025	$43.49	118,300	$38.13	21,900	$48.69
Exercised	(36,894)	$33.13	(66,075)	$14.16	(150,458)	$11.66
Canceled	(17,935)	$37.75	(3,500)	$26.80	(21,300)	$44.38

Outstanding, at end of year	772,815	$32.92	706,619	$31.25	657,894	$28.27

Options exercisable at year end	581,033	$30.10	555,226	$28.42	530,062	$25.01

Restricted stock awards granted	38,150	$43.20	89,655	$41.44	61,460	$43.53

Director stock awards granted	4,375	$43.37	3,000	$38.62	—	$—

Shares available for future grant	953,596		1,097,542		243,140

        The following table summarizes certain information about the options outstanding at December 31, 2004 grouped into three exercise price ranges:

	Exercise Price Range
	$6.43—$12.50	$20.50—$30.71	$31.00—$53.58
Options outstanding at December 31, 2004	165,833	104,678	502,304
Weighted-average exercise price	$11.65	$29.64	$40.63
Weighted-average remaining contractual life (years)	0.27	3.25	8.42
Options exercisable at December 31, 2004	165,833	104,678	310,522
Weighted average exercise price of exercisable options	$11.65	$29.64	$40.11

        On date of issue, the market value of restricted shares issued to certain officers and key employees of the Company is recorded in Stockholders' Equity as Unamortized Restricted Stock and then amortized to expense over defined vesting periods using the straight-line method. During 2004, 2003 and 2002, compensation cost recognized in connection with restricted stock awards totaled $2,141,000, $2,855,000 and $2,309,000, respectively. At December 31, 2004, there were 96,450 shares of unvested restricted stock outstanding at a weighted average price of $42.45. Of the unvested shares outstanding, 47,091, 16,081, 14,866, 14,816 and 3,596 shares will vest in 2005, 2006, 2007, 2008 and 2009, respectively.

12.    RELATED PARTY TRANSACTIONS:

        The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner's barges bear to the total number of days of all barges participating in a pool. Mr. Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant's two children own barges that participated in the barge pools managed by the Company prior to the Company's acquisition of SCF and since then, they have continued to participate in the barge pool. In 2004, 2003 and 2002, Mr. Fabrikant and his affiliates earned $593,000, $369,000 and $434,000, respectively, of net barge pool results (after payment of $112,000, $91,000 and $87,000, respectively, in management fees to the Company). As of December 31, 2004 and 2003, the Company owed Mr. Fabrikant and his affiliates $341,000 and $150,000, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

        During the second quarter of 2004 pursuant to a provision agreed in connection with the Company's acquisition of Stirling Shipping Holdings Limited in May 2001, the Company entered into a revenue sharing pooling agreement with Harrisons (Offshore) Limited ("Harrisons"), a Scottish company in which Mr. James Cowderoy, a director of SEACOR, is a shareholder and managing director. Under the pooling agreement, the revenue from two supply vessels owned by the Company and two supply vessels owned by Harrisons operating in the North Sea was shared pursuant to an agreed allocation formula and Seacor was paid a fee for commercially managing the pool. During 2004, Harrisons earned $261,000 of additional revenues under the pooling agreement and the Company earned $39,000 of management fees. As of December 31, 2004, there was $187,000 of unpaid pooling allocations due to Harrisons from the Company under the terms of the pooling agreement and $7,000 of unpaid management fees due to the Company from Harrisons. There was no activity under the pooling agreement in 2003 and 2002. The pooling agreement was terminated in February 2005.

13.    COMMITMENTS AND CONTINGENCIES:

        Based upon the Company's commitments at December 31, 2004 to purchase 3 new offshore marine vessels, 25 new dry cargo barges, 16 new chemical tank barges, 32 new helicopters and other equipment, future capital expenditures will approximate $270,593,000. The Company has the right to terminate its commitments at any time with regard to undelivered helicopters without liability to seller other than payment of liquidated damages. Equipment is to be delivered over the next five years with anticipated expenditures of the following:

In the Years Ending December 31,	Minimum Payment
(in thousands)
2005	$62,825
2006	61,627
2007	46,984
2008	49,060
2009	50,097

        Subsequent to December 31, 2004, the Company committed to purchase one new and 4 used offshore marine vessels and 20 new dry cargo barges for $101,376,000.

        In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company's financial position, results of its operations or cash flows.

        As of December 31, 2004, the Company leases 29 offshore marine vessels, resulting primarily from sale-leaseback transactions, 17 helicopters, 182 barges and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Vessel leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease of the vessels and range in duration from 1 to 6 years. Certain of the gains realized from various sale-leaseback transactions, totaling $1,285,000, $5,201,000 and $13,822,000 in 2004, 2003 and 2002, respectively, have been deferred in the Consolidated Balance Sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company's operating leases in 2004, 2003 and 2002 totaled $24,195,000, $24,372,000 and $18,783,000 respectively. Future minimum payments under operating leases that have a remaining term in excess of one year at December 31, 2004:

In the Years Ending December 31,	Minimum Payment
(in thousands)
2005	$22,932
2006	19,529
2007	12,285
2008	10,259
2009	6,020
Years subsequent to 2009	8,577

14.    MAJOR CUSTOMERS AND SEGMENT DATA:

        Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reporting segments:

        Offshore Marine Services.    Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, Offshore Marine Services provides specialist services supporting projects, such as well stimulation, seismic data gathering and freight hauling. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations of its customers, including shorebase, marine transport and other supply chain management services.

        Environmental Services.    Environmental Services provides contractual oil spill response and other professional emergency preparedness services to those who store, transport, produce or handle petroleum and certain non-petroleum oils as required by OPA 90, various state and municipal regulations and international maritime conventions. These services include training, consulting and supervision for emergency preparedness, response and crisis management. The business is conducted through its wholly owned subsidiaries, National Response Corporation ("NRC"), The O'Brien's Group, Inc. and Seacor Environmental Services International Ltd. ("SESI"), formerly International Response Corporation ("IRC"). Beginning with its acquisition in November 2003, NRCES operates primarily on the west coast of the U.S. and, in addition to the above described emergency response services, provides industrial and marine cleaning services, petroleum storage tank removal and site remediation, transportation and disposal of hazardous waste, and environmental equipment and product sales.

        Inland River Services.    Inland River Services is primarily engaged in the operation of a fleet of dry cargo barges principally on the Mississippi and Ohio Rivers and their tributaries, and the Gulf Intracoastal Waterways which parallel the U.S. Gulf of Mexico coast ("U.S. inland waterways") transporting a range of dry-bulk commodities such as grain, coal, aggregate, ore, steel, scrap and fertilizers. As of December 31, 2004, Inland River Services operated a fleet of 1,072 dry cargo barges, of which 674 are owned, 182 chartered-in, 210 managed and six joint ventured. Certain of Inland River Services' barging activities are supported by three wholly- owned towboats. These towboats are operated by a third party. Inland River Services also owns 20 10,000 barrel chemical and product tank barges that are operated by a third party in the transportation of liquid bulk cargoes, such as lube oils, solvents and glycols, on the U.S. inland waterways.

        Helicopter Services.    Helicopter Services commenced operations in December 2002 with the acquisition of Houston based helicopter owner/operator Tex-Air. Before the acquisition of Era, Tex-Air operated 46 helicopters including one leased from Era primarily servicing the offshore oil and gas exploration, development and production industry from its bases in Texas and Louisiana. Following the acquisition of Era at the end of 2004, in addition to services to the offshore oil and gas industry from bases in Alabama, Louisiana, Texas and Alaska, we now provide agricultural and forestry support services and flight-seeing tour services from our newly acquired bases in Nevada and Alaska. The Company also leases aircraft to third parties for operation by those parties.

        Other Activities.    Other business activities of the Company primarily include equity in earnings of 50% or less owned companies unrelated to the reporting segments identified above and Era's regional airline service (see Note 5).

        The Inland River Services segment and the Helicopter Services segment are separately reported below due to their increased significance resulting from capital expansion. Certain reclassifications of prior year information have been made to conform to the current year's reportable segment presentation. Reportable segment profit (loss), assets and capital expenditures are as follows:

For the Year Ended December 31, 2004 (in thousands)	Offshore Marine Services	Environmental Services	Inland River Services	Helicopter Services	Other Activities	Total
Operating Revenues:
External customers	$286,219	$115,014	$66,568	$24,059	$—	$491,860
Intersegment	502	—	—	3,121	—	3,623

	286,721	115,014	66,568	27,180	—	495,483
Operating Expense	(201,465)	(89,625)	(40,711)	(25,985)	—	(357,786)
Administrative and general	(32,610)	(10,560)	(1,858)	(1,713)	(2)	(46,743)
Depreciation and amortization	(43,340)	(2,779)	(7,214)	(4,233)	—	(57,566)
Gain (loss) on Asset Sales	10,076	(65)	111	407	—	10,529
Other income (expense), primarily foreign currency	1,639	(41)	—	30	—	1,628
Equity in earnings (losses) of 50% or less owned companies	4,838	523	—	—	(702)	4,659

Reportable Segment Profit (Loss)	$25,859	$12,467	$16,896	$(4,314)	$(704)	50,204

Corporate						(15,330)
Other income (expense) not included above						(6,014)
Equity in earnings of 50% or less owned companies						(4,659)
Segment Eliminations						85

Income before Taxes, Minority Interest and Equity Earnings						$24,286

Assets:
Equity Investments	$23,753	$777	$—	$—	$23,340	$47,870
Goodwill	12,646	14,264	1,493	352	—	28,755
Other Segment Assets	695,516	78,483	206,238	170,580	21,621	1,172,438

	$731,915	$93,524	$207,731	$170,932	$44,961	1,249,063

Corporate						516,946

						$1,766,009

Capital Expenditures:
Segment	$72,555	$4,914	$94,616	$27,070	$—	199,155

Corporate						897

						$200,052

For the Year Ended December 31, 2003 (in thousands)	Offshore Marine Services	Environmental Services	Inland River Services	Helicopter Services	Other Activities	Total
Operating Revenues:
External customers	$315,822	$44,045	$27,653	$18,553	$136	$406,209
Intersegment	294	—	206	2,051	—	2,551

	316,116	44,045	27,859	20,604	136	408,760
Operating Expense	(228,231)	(24,405)	(17,017)	(19,710)	(235)	(289,598)
Administrative and general	(35,082)	(8,086)	(1,434)	(1,671)	(69)	(46,342)
Depreciation and amortization	(46,425)	(2,509)	(3,875)	(2,372)	—	(55,181)
Gain (loss) on Asset Sales	17,866	83	(311)	(100)	—	17,538
Other income (expense), primarily foreign currency	5,055	(7)	(886)	(87)	(1,190)	2,885
Equity in earnings (losses) of 50% or less owned companies	2,306	(56)	—	—	(832)	1,418

Reportable Segment Profit (Loss)	$31,605	$9,065	$4,336	$(3,336)	$(2,190)	39,480

Corporate						(11,926)
Other income (expense) not included above						(4,687)
Equity in earnings of 50% or less owned companies						(1,418)
Segment Eliminations						—

Income before Taxes, Minority Interest and Equity Earnings						$21,449

Assets:
Equity Investments	$33,891	$(10)	$—	$—	$25,967	$59,848
Goodwill	12,646	14,264	1,493	305	—	28,708
Other Segment Assets	683,193	26,898	102,795	44,953	68	857,907

	$729,730	$41,152	$104,288	$45,258	$26,035	946,463

Corporate						456,148

						$1,402,611

Capital Expenditures:
Segment	$93,673	$2,086	$34,727	$30,799	$—	161,285

Corporate						557

						$161,842

For the Year Ended December 31, 2002 (in thousands)	Offshore Marine Services	Environmental Services	Inland River Services	Helicopter Services	Other Activities	Total
Operating Revenues:
External customers	$367,914	$22,087	$12,395	$—	$762	$403,158
Intersegment	55	—	212	—	—	267

	367,969	22,087	12,607	—	762	403,425
Operating Expense	(233,486)	(10,387)	(6,074)	—	—	(249,947)
Administrative and general	(33,806)	(7,404)	(1,101)	—	—	(42,311)
Depreciation and amortization	(51,079)	(3,280)	(1,928)	—	42	(56,245)
Gain (loss) on Asset Sales	8,625	10	—	—	—	8,635
Other income (expense), primarily foreign currency	6,307	—	129	—	(11)	6,425
Equity in earnings (losses) of 50% or less owned companies	5,353	(37)	—	—	(1,611)	3,705

Reportable Segment Profit (Loss)	$69,883	$989	$3,633	$—	$(818)	73,687

Corporate						(11,165)
Other income (expense) not included above						7,325
Equity in earnings of 50% or less owned companies						(3,705)
Segment Eliminations						—

Income before Taxes, Minority Interest and Equity Earnings						$66,142

Assets:
Equity Investments	$39,155	$83	$—	$—	$22,121	$61,359
Goodwill	12,646	14,172	1,523	—	—	28,341
Other Segment Assets	859,010	12,386	74,956	13,328	—	959,680

	$910,811	$26,641	$76,479	$13,328	$22,121	1,049,380

Corporate						437,727

						$1,487,107

Capital Expenditures:
Segment	$94,037	$1,284	$43,989	$—	$—	139,310

Corporate						396

						$139,706

        In 2004, 2003 and 2002, the Company did not earn revenues from a single customer that was greater than or equal to 10% of total revenues. For the years ended December 31, 2004, 2003 and 2002, approximately 34%, 46% and 47%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign operations, primarily contained in its offshore marine services and environmental services segments, are subject to various risks inherent in conducting business in foreign nations. These risks include, among others, political instability, potential vessel seizure, nationalization of assets, terrorist attacks, currency restrictions and exchange rate fluctuations, import-export quotas and other forms of public and governmental regulations, all of which are beyond the control of the Company. Although historically the Company's operations have not been affected materially by such conditions or events, it is not possible to predict whether any such conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

Revenues attributed to geographic areas were based upon the country in which the Company provided its services to customers.

	For the year ended December 31,
(in thousands)
	2004	2003	2002
Revenues:
United States of America	$322,967	$217,677	$212,291
United Kingdom	73,232	71,996	83,033
Nigeria	27,953	26,329	36,130
Other	67,708	90,207	71,704

	$491,860	$406,209	$403,158

        The Company long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. Certain of the Company's long-lived vessel assets, primarily its offshore marine service fleet, may be redeployed among the Company's geographical areas of operation. The following represents the Company's property and equipment based upon the assets' physical location as of the end of each applicable period presented.

	As of December 31,
(in thousands)
	2004	2003	2002
Property and Equipment:
United States of America	$584,387	$387,948	$365,474
United Kingdom	111,993	131,508	182,741
Mexico	103,336	80,910	15,547
Nigeria	35,962	46,142	42,121
Other	89,909	91,708	132,085

	$925,587	$738,216	$737,968

15.    SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS:

	For the year ended December 31,
(in thousands)
	2004	2003	2002
Income taxes paid	$3,623	$5,341	$15,435
Income taxes refunded	8,109	10,000	—
Interest paid	22,135	22,421	16,194
Schedule of Non-Cash Investing and Financing Activities:
Obligation due builder of offshore marine vessel	13,218	—	—
Cancellation of sales-type lease	—	1,710	—
Exchange of assets with affiliate	—	170	—
Conversion of 5 3/8% Notes—Common Stock	—	2	1
Acquisition of Tex-Air with—Common Stock	268	—	2,727
—Assumption of debt	—	—	6,662

16.    OTHER ASSETS:

	December 31,
(in thousands)
	2004	2003
Goodwill	$28,755	$28,708
Deferred financing costs, net of amortization	7,338	2,627
Notes receivable	6,362	1,135
Intangible asset, net of amortization	4,566	—
Business venture investments, carried at cost	1,000	700
Refundable deposits	1,804	902
Other	—	117

Total other assets	$49,825	$34,189

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        Selected financial information for interim periods are presented below. Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Quarter Ended
(in thousands, except per share data)
	Dec. 31,	Sept. 30,	June 30,	March 31,
2004:
Operating Revenues	$181,997	$116,486	$97,403	$95,974
Operating income (loss)	23,398	7,981	1,748	(4,455)
Net income (loss)	19,316	3,364	173	(2,964)
Basic earnings (loss) per common share	$1.06	$0.18	$0.01	$(0.16)

Diluted earnings (loss) per common share	$1.03	$0.18	$0.01	$(0.16)

2003:
Operating Revenues	$100,956	$103,234	$105,159	$96,860
Operating income	1,775	6,232	9,052	6,192
Net income (loss)	(1,730)	2,897	6,443	4,344
Basic earnings (loss) per common share	$(0.09)	$0.16	$0.34	$0.22

Diluted earnings (loss) per common share	$(0.09)	$0.15	$0.33	$0.22

SEACOR HOLDINGS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Description	Balance Beginning of Year	Allowances Assumed in Acquisitions	Charges to Cost and Expenses	(a) Deductions	Balance End of Year
Year Ended December 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$2,800	$—	$1,519	$962	$3,357

Year Ended December 31, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$1,421	$718	$829	$168	$2,800

Year Ended December 31, 2002
Allowance for doubtful accounts (deducted from accounts receivable)	$1,635	$—	$9	$223	$1,421

(a)
Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Number	Description
2.1*	Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
2.2*
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
4.1*
Indenture, dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings, Inc. (including therein forms of 5 3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).
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
4.15*
SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-56714), filed with the Commission on March 8, 2001).
4.16*
Instrument, dated May 4, 2001, setting forth terms of (pound) 14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including form of Loan Note Certificate as a Schedule thereto) (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).

4.17*
Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No.1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.18*
Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.19*
Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated March 14, 2005 and filed with the Commission on March 14, 2005).
4.20*
Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March 14, 2005 and filed with the Commission on March 14, 2005).
10.1*
Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.2*+
SEACOR Holdings, Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.3*+
SEACOR Holdings, Inc. 1996 Share Incentive Plan (incorporated herein by reference to SEACOR Holdings, Inc.'s Proxy Statement dated March 18, 1996 relating to the Annual Meeting of Stockholders held on April 18, 1996).
10.4*+
SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).
10.5*+
Benefit Agreement, dated May 1, 1989, between NICOR Marine Inc. and Lenny P. Dantin (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.6*+
Employment Agreement, dated December 24, 1992, between SEACOR Holdings, Inc. and Milton Rose (incorporated herein by reference to Exhibit 10.61 to the Annual Report on Form 10-K of SEACOR Holdings, Inc. for the fiscal year ended December 31, 1992).
10.7*
Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings, Inc.) (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.8*
Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings, Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).

10.9*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).
10.10*
License Agreement, dated December 19, 1996, between SEACOR Holdings, Inc., certain subsidiaries of SEACOR Holdings, Inc. and Smit Internationale N.V. (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 19, 1996 and filed with the Commission on December 24, 1996).
10.11*
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
10.15*
Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).
10.16*
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
10.17*
Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 23, 2001 and filed with the Commission on March 5, 2001).
10.18*
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
10.19*
Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).

10.20*	Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to the Company's Registration Statement on Form 8-K dated May 17, 2001).
10.21*
Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents.
10.22*
Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne. (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003.)
10.23*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K, filed on March 15, 2004).
10.24*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K, filed on March 15, 2004).
10.25*+	Form of Option Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on November 24, 2004).
10.26*+
Form of Restricted Stock Grant Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on November 24, 2004).
10.27*
Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on October 14, 2004).
10.28
Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission).
10.29
Amendment to Revolving Credit Facility Agreement dated March 15, 2004, between SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents.
10.30
Amendment No.2 to Revolving Credit Facility Agreement, dated as of May 17, 2004, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents.
21.1	List of Registrant's Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as indicated.

+
Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 (c) of the rules governing the preparation of this report.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
SELECTED HISTORICAL FINANCIAL INFORMATION
FORWARD LOOKING STATEMENTS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SEACOR HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data)
SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share data)
SEACOR HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SEACOR HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEACOR HOLDINGS INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2004, 2003 and 2002 (in thousands)
EXHIBIT INDEX