Form 10-K/A
period 2004-12-31
SEACOR HOLDINGS INC /NEW/
filed 2005-04-13
CIK 859598

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12289

SEACOR Holdings Inc.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3542736 (I. R. S. employer identification number)
11200 Richmond Avenue, Suite 400, Houston, Texas (Address of principal executive offices and telephone number)	77082 (zip code)

Registrant's telephone number, including area code (281) 899-4800

        Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

        Securities registered pursuant to Section 12 (g) of the Act: None

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004 was approximately $746,712,000 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 8, 2005 was 18,380,811.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of SEACOR Holdings Inc. (the "Company" or "SEACOR") for the fiscal year ended December 31, 2004.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The Company's by-laws provide that directors are elected annually to serve until the next Annual Meeting of Stockholders or until their earlier resignation or removal. Set forth below is certain biographical information with respect to each director:

Name	Age	Position	Director Since
Charles Fabrikant	60	Chairman of the Board, President and Chief Executive Officer	December 1989
Andrew R. Morse(1)(2)	59	Director	June 1998
Michael E. Gellert	73	Director	December 1989
Stephen Stamas(1)(2)	74	Director	December 1992
Richard M. Fairbanks, III(2)(3)	64	Director	April 1993
Pierre de Demandolx(2)	64	Director	April 1994
John C. Hadjipateras(1)(2)	54	Director	July 2000
Oivind Lorentzen(2)(3)	54	Director	August 2001
James A. F. Cowderoy	45	Director	August 2001
Steven J. Wisch(2)(3)	43	Director	August 2003

(1)
Member of the Compensation Committee.

(2)
Member of the Nominating and Corporate Governance Committee.

(3)
Member of the Audit Committee.

        Charles Fabrikant is President, Chief Executive Officer and Chairman of the Board, and has been a director of SEACOR and several of its subsidiaries since 1989. Mr. Fabrikant is also a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. He is also President of Fabrikant International Corporation ("FIC"), a privately owned corporation engaged in marine investments. FIC may be deemed an affiliate of the Company. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

        Andrew R. Morse has been Senior Vice President—Investments at the Morse Group at UBS Financial Services Inc., a New York-based investment banking firm, since October 2001. Mr. Morse was Senior Vice President—Investments of Salomon Smith Barney Inc. of New York, an investment banking firm, and Smith Barney Inc., its predecessor, from March 1993 to October 2001. Mr. Morse sits on numerous philanthropic boards.

        Michael E. Gellert has been one of two general partners of Windcrest Partners, a New York-based investment partnership, for more than the past five years. Mr. Gellert is currently a director of the following public corporations: Six Flags, Inc.; Devon Energy Corp.; Humana Inc.; Smith Barney World Funds, Inc.; Travelers Series Fund, Inc.; and Dalet Technologies.

        Stephen Stamas is retired. He served as the Chairman of The American Assembly of Columbia University, a New York-based not-for-profit organization involved in the study of public affairs, from 1987 until March 2003. Mr. Stamas was the Chairman of the New York Philharmonic from 1989 until

1996 and Vice Chairman of The Rockefeller University from 1995 until November 1999. He is Chairman Emeritus of the Greenwall Foundation. From 1973 to 1986, he served as Corporate Vice President of Exxon Corporation.

        Richard M. Fairbanks, III has been a Counselor at the Center for Strategic and International Studies, a Washington, D.C.-based research organization, since April 2000, where he served as Managing Director for Domestic and International Issues from 1994 until April 1999, and President and Chief Executive Officer from May 1999 to April 2000. Mr. Fairbanks was the Managing Partner of the Washington, D.C. office of Paul, Hastings, Janofsky & Walker LLP (a law partnership) from 1985 to 1992, when he became Senior Counsel, a position he held until 1994. Mr. Fairbanks is also a director of GATX Corporation and SPACEHAB, Inc. He formerly served as an Ambassador-at-Large for the United States from 1982 to 1985 and was International Chairman of the Pacific Economic Cooperation Council. Mr. Fairbanks is admitted to practice law in the District of Columbia and before the United States Supreme Court.

        Pierre de Demandolx has been a general partner of DPH Conseils, a Paris-based shipping and energy consulting company since October 2003. He had previously served as a general partner of the company from 1997 to 1999. From April 1999 until October 2003, Mr. de Demandolx was the Managing Director of Petroleum Development and Diversification, a London-based consulting agency. From 1995 until September 2001, he was a director of Compagnie Nationale de Navigation ("CNN"), a Paris-based public shipping company owned by Compagnie Maritime Belge. Mr. de Demandolx was the Chief Executive Officer of CNN from September 1990 to June 1996. From 1996 until October 1997, Mr. de Demandolx was the Chairman of the Board of Héli-Union, a Paris-based helicopter transportation company.

        John C. Hadjipateras founded Eagle Ocean Inc., a Stamford, Connecticut-based marine transportation agency concentrating in vessel sales and purchases, chartering, insurance and finance, and has served as its President since its inception in 1980. He is also Managing Director of Eagle Financial Partners, LLC, a venture capital management company founded in 1998, and was Managing Director of Peninsular Maritime Ltd. a shipbrokerage firm, from 1972 until 1993. From 1974 until 1999, Mr. Hadjipateras was a Council member of INTERTANKO, the International Association of Independent Tanker Owners. From 1985 until 1989 he was a Board Member of the Greek Shipping Co-operation Committee, and is currently a Director of KIDSCAPE LTD., and a Member of the Board of Advisors to the Faculty of Language and Linguistics of Georgetown University.

        Oivind Lorentzen has been the President of the Northern Navigation America Inc., a Greenwich Connecticut-based investment and shipping company concentrating in specialized transportation and structured finance since 1990. From 1979 to 1990 Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and currently sits on its Board of Directors. Mr. Lorentzen is also a director of Blue Danube Inc.

        James A. F. Cowderoy has been the Chairman of Harrisons (Clyde) Ltd., a Glasgow-based ship owning and ship management company, since May 2002. Mr. Cowderoy served as Managing Director of SEACOR International Ltd., a subsidiary of the Company, from May 2001 until April 2002. Mr. Cowderoy was Managing Director of Stirling Shipping Company Ltd., a private offshore shipping company based in Glasgow from 1995 until its acquisition by the Company in May 2001. Mr. Cowderoy is also a director of the North of England P&I Association Ltd. and Marine Shipping Mutual Insurance Company Ltd.

        Steven J. Wisch has been President of Related Investments, a New York-based private investment firm, since November 2003. From December 2001 through August 2002 Mr. Wisch was Chief Operating Officer of The 9/11 United Services Group, a New York-based not-for-profit organization. In December 2001 Mr. Wisch retired as a Partner and Managing Director of Goldman, Sachs & Co., an

international investment bank, where he was employed from 1983 through 1985 and from 1987 through December 2001.

Audit Committee

        The Board of Directors has established a standing Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility to oversee management's conduct of the Company's financial reporting process, including the selection of the Company's outside auditors, the review of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or other users thereof, the Company's systems of internal accounting and financial controls and the annual independent audit of the Company's financial statements.

        The current members of the Audit Committee are Messrs. Fairbanks, Lorentzen and Wisch. The Board has determined that all members of the Audit Committee are "independent" and "financially literate" under the rules of the New York Stock Exchange currently applicable to the Company, and are "independent" under the independence criteria established by the SEC for audit committee members. The Board has further determined that Mr. Lorentzen is an "Audit Committee Financial Expert" within the meaning of the regulations of the Securities and Exchange Commission, and is independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A of the Rules promulgated by the SEC under the Exchange Act.

Executive Officers of the Registrant

        Officers of the Company serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of the Company at December 31, 2004 were as follows:

Name	Age	Position and Background
Charles Fabrikant	60
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
		Executive Vice President and Chief Financial Officer of SEACOR since December 1989 and has been the Secretary of SEACOR since October 1992. From December 1989 to October 1992, Mr. Blank was Treasurer of SEACOR. In addition, Mr. Blank has been a director of certain of SEACOR's subsidiaries since January 1990 and, since October 1997, has been the Chief Executive Officer of its Environmental Services Division. Mr. Blank is a director of Globe Wireless, and prior to the Chiles Merger, Mr. Blank served as a director of Chiles.
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
		Vice President of SEACOR and President and Chief Operating Officer of its Offshore Marine Services—Americas Division since January 1993. Mr. Rose also serves as a director of various SEACOR joint ventures.
Alice Gran	55
		Senior Vice President and General Counsel of SEACOR and is a director and officer of certain SEACOR subsidiaries. Ms. Gran is responsible for managing legal, insurance and certain risk management functions. Ms. Gran joined SEACOR in July 1998 and is a licensed attorney admitted to practice in the District of Columbia.
John Gellert	35
		Senior Vice President since June 2004. Mr. Gellert's primary responsibility is running the domestic and international divisions of Offshore Marine Services. From 2000 to 2004, Mr. Gellert served as Vice President in charge of worldwide chartering. Mr. Gellert has been an employee of SEACOR since 1992. Mr. Gellert's father, Michael Gellert, is a director of the Company.
Andrew Strachan	57	Vice President of SEACOR since April 1997 and a director and officer of certain SEACOR subsidiaries since December 1996.
Lenny Dantin	52
		Vice President and Chief Accounting Officer of SEACOR since March 1991. From October 1992 to May 2000, Mr. Dantin was Treasurer of SEACOR. In addition, Mr. Dantin has been an officer and director of certain of SEACOR's subsidiaries since January 1990

Code of Ethics

        The Company has a Code of Ethics applicable to the CEO and Senior Financial Officers. This Code of Ethics is published on our website, at www.seacorholdings.com, under "Investor Relations—Corp. Governance—Supplemental Code of Ethics for the CEO and Senior Financial Officers." We will disclose any future amendments to, or waivers from, certain provisions this policy on our website within two business days following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires that each director and executive officer of the Company and each person owning more than 10% of the Common Stock report his or its initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. The Company is required to disclose in this Proxy Statement any late filings of such reports with respect to the most recent fiscal year.

        Based solely upon a review of copies of forms furnished to the Company or written representations from certain reporting persons that no Forms 5 were required for such reporting persons, the Company believes that during the 2004 fiscal year all Section 16(a) filing requirements were satisfied.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth certain compensation information regarding compensation awarded to, earned by, or paid to, the Company's Chief Executive Officer and each other executive officer required under SEC rules to be included herein (the "Named Executive Officers").

		Annual Compensation		Long-Term Compensation
Position(s)	Year	Salary($)	Bonus($)(1)	Restricted Stock Awards($)(2)	Number of Securities Underlying Options(#)(3)	All Other Compensation ($)(4)
Charles Fabrikant(5) Chairman of the Board, President, and Chief Executive Officer	2004 2003 2002	525,000 525,000 525,000	1,250,000 125,000 1,250,000	986,100 344,400 1,459,500	30,000 30,000 30,000	6,150 6,000 5,500
Randall Blank (6) Chief Financial Officer, Executive Vice President, and Secretary	2004 2003 2002	335,000 335,000 335,000	200,000 100,000 350,000	276,108 137,760 216,840	10,000 10,000 7,500	6,150 6,000 5,500
Dick Fagerstal (7) Senior Vice President, Corporate Development and Treasurer	2004 2003 2002	280,000 280,000 250,000	150,000 62,500 265,000	197,220 107,625 271,050	10,000 5,000 10,000	6,150 6,000 5,500
John Gellert (8) Senior Vice President	2004 2003 2002	155,000 155,000 145,000	75,000 62,500 80,000	230,090 96,863 242,813	15,000 10,000 10,000	6,150 6,000 5,500
Alice Gran (9) Senior Vice President and General Counsel	2004 2003 2002	260,000 235,000 235,000	60,000 40,000 80,000	98,610 34,440 62,550	4,000 3,000 1,500	10,975 11,365 11,900

(1)
Sixty percent (60%) of the bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the grant. Any outstanding balance is payable upon the death, disability, termination "without cause" of the employee, or the occurrence of a "change-in-control" of the Company.

(2)
The value indicated is based on the number of shares awarded and the stock price on the issuance date. The Company provided to the Named Executive Officers two types of Restricted Stock Awards. Each award of One-Year Restricted Stock ("One-Year Stock") vests approximately one year from the date of the award. Each award of Five-Year Restricted Stock ("Five-Year Stock") vests in five equal annual installments commencing approximately on the first anniversary of the date of the award and annually thereafter. The vesting date of One-Year Stock grants and the initial vesting date of Five-Year Stock grants reported herein are March 4, 2006, March 4, 2005 February 27, 2004, in respect of grants for 2004, 2003 and 2002 respectively. Each type of restricted stock vests immediately upon the death, disability, termination "without cause" of the employee, or the occurrence of a "change-in-control" of the Company. If cash dividends are paid by the Company, holders of restricted stock are entitled to receive such dividends whether or not the shares of restricted stock have vested.

(3)
Stock option grants included options granted (or which the Company has agreed to grant in installments during 2005) on March 11, 2005 as compensation for fiscal year 2004, all to be issued under the 2003 Share Incentive Plan.

(4)
"All other Compensation" includes contributions made by the Company to match pre-tax elective deferral contributions (included under Salary) made by Messers. Fabrikant, Blank, Fagerstal and Gellert and Ms. Gran under the SEACOR Savings Plan, a defined contribution plan established by the Company effective July 1, 1994 that meets the requirements of Section 401(k) of the Internal Revenue code of 1986, as amended (the "Code.")

(5)
Mr. Fabrikant was granted restricted stock awards as follows: for 2004, 10,000 shares of Five-Year Stock and 5,000 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated March 11, 2005; for 2003, 3,000 shares of Five-Year Stock and 5,000 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated February 25, 2004; and for 2002, 30,000 shares of Five-Year Stock and 5,000 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated January 15, 2003. At December 31, 2004, Mr. Fabrikant held 38,000 shares of restricted stock having a value of $2,029,200 based upon a closing price of $53.40 per share of Common Stock on December 31, 2004.

(6)
Mr. Blank was granted restricted stock awards as follows: for 2004, 2,000 shares of Five-Year Stock and 2,200 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated March 11, 2005; for 2003, 1,000 shares of Five-Year Stock and 2,200 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated February 25, 2004; and for 2002, 3,000 shares of Five-Year Stock and 2,200 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated January 15, 2003. At December 31, 2004, Mr. Blank held 6,600 shares of restricted stock having a value of $352,440 based upon a closing price of $53.40 per share of Common Stock on December 31, 2004.

(7)
Mr. Fagerstal was granted restricted stock awards as follows: for 2004, 1,500 shares of Five-Year Stock and 1,500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated March 11, 2005; for 2003, 1,000 shares of Five-Year Stock and 1,500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated February 25, 2004; and for 2002, 5,000 shares of Five-Year Stock and 1,500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated January 15, 2003. At December 31, 2004, Mr. Fagerstal held 7,500 shares of restricted stock having a value of $400,500 based upon the closing price of $53.40 per share of Common Stock on December 31, 2004.

(8)
Mr. Gellert was granted restricted stock awards as follows: for 2004, 2,000 shares of Five-Year Stock and 1,500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated March 11, 2005; for 2003, 1,000 shares of Five-Year Stock and 1,250 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated February 25, 2004; for 2002, 5,000 shares of Five-Year Stock and 1,250 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated January 15, 2003. At December 31, 2004, Mr. Gellert held 6,550 shares of restricted stock having a value of $349,770 based upon the closing price of $53.40 per share of common stock on December 31, 2004.

(9)
Ms. Gran was granted restricted stock awards as follows: for 2004, 1,000 shares of Five-Year Stock and 500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated March 11, 2005; for 2003, 300 shares of Five-Year Stock and 500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated February 25, 2004; and for 2002, 1,000 shares of Five-Year Stock and 500 shares of One-Year Stock pursuant to a Restricted Stock Agreement dated January 15, 2003. At December 31, 2004, Ms. Gran held 1,766 shares of restricted stock having a value of $94,304 based upon a closing price of $53.40 per share of Common Stock on December 31, 2004.

Stock Options

        On April 18, 1996 and May 14, 2003, SEACOR's stockholders adopted the 1996 Share Incentive Plan and the 2003 Share Incentive Plan, respectively (collectively, the "Plans"). The Plans provide for the grant of options to purchase shares of Common Stock and for the grant of stock appreciation rights, restricted stock awards, performance awards and stock units to officers and key employees of the Company. The Plans are administered by the Compensation Committee of the Board. Each option or share granted to an officer or employee must be evidenced by an agreement containing terms and provisions established by the Compensation Committee in accordance with the Plans.

Option Grants in 2004

        The following table shows all grants of options to acquire shares of Common Stock in 2004 to the Named Executive Officers. This table excludes options actually granted in 2005 as compensation for work performed in 2004. The exercise price of 25% of such options is established each quarter during 2005 and will reflect the market price as of such pricing date. For additional information, please refer to information presented for 2004 in the table above entitled "Summary Compensation Table" and the related footnotes.

Individual Grants
	Number of Securities Underlying Options Granted(#)(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Percent of Total Options Granted to Employees in Fiscal Year(%)
Name			Exercise or Base Price($/Sh)	Expiration Date
					5%($)	10%($)
Charles Fabrikant	7,500 7,500 7,500 7,500	6.2 6.2 6.2 6.2	43.05 40.04 43.34 53.58	2/25/14 2/25/14 2/25/14 2/25/14	203,265 183,008 191,696 229,181	515,236 460,509 478,915 568,477
Randall Blank	2,500 2,500 2,500 2,500	2.1 2.1 2.1 2.1	43.05 40.04 43.34 53.58	2/25/14 2/25/14 2/25/14 2/25/14	67,775 61,003 63,899 76,394	171,745 153,503 159,638 189,492
Dick Fagerstal	1,250 1,250 1,250 1,250	1.0 1.0 1.0 1.0	43.05 40.04 43.34 53.58	2/25/14 2/25/14 2/25/14 2/25/14	33,878 30,501 31,949 38,197	85,873 76,752 79,819 94,746
John Gellert	2,500 2,500 2,500 2,500	2.1 2.1 2.1 2.1	43.05 40.04 43.34 53.58	2/25/14 2/25/14 2/25/14 2/25/14	67,755 61,003 63,899 76,394	171,745 153,503 159,638 189,492
Alice Gran	750 750 750 750	0.6 0.6 0.6 0.6	43.05 40.04 43.34 53.58	2/25/14 2/25/14 2/25/14 2/25/14	20,327 18,301 19,170 22,918	51,524 46,051 47,892 56,848

(1)
The options were granted pursuant to the Company's 2003 Share Incentive Plan to executives of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is February 25, 2004 and they were issued and the exercise price was determined on various dates during 2004. These options become exercisable at the rate of 20% annually commencing March 4, 2005.

(2)
The potential realizable values represent future opportunity and have not been reduced to reflect the time value of money. The amounts shown under these columns are the result of calculations at the 5% and 10%

  rates required by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the shares of Common Stock and are not necessarily indicative of the values that may be realized by the named executive officer.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table(1)

        The following table sets forth certain information with respect to stock option exercises by Named Executive Officers during 2004, and the exercisable and unexercisable options they held at year-end.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End($) Exercisable/ Unexercisable(2)
Charles Fabrikant	—	—	309,750/54,000	8,209,673/625,965
Randall Blank	—	—	54,500/16,000	1,311,306/177,598
Dick Fagerstal	—	—	43,550/13,000	941,440/166,443
John Gellert	—	—	11,500/18,000	220,478/207,735
Alice Gran	—	—	4,903/4,200	100,461/43,824

(1)
Based on a December 31, 2004 closing price of the Company's Common Stock of $53.40 per share.

(2)
Excludes options issued in 2005 in respect of 2004 performance. For additional information, please refer to "Option Grants in 2004."

Compensation of Directors

        Directors who are officers of the Company receive no remuneration by reason of such directorship and are not compensated for attending meetings of the Board or standing committees thereof. Directors who are not officers of the Company receive an annual retainer of $15,000 and $1,500 for every regular and special Board and Committee meeting, respectively, that they attend.

        The SEACOR 2003 Non-Employee Director Share Incentive Plan was approved by stockholders at the 2003 Annual Meeting and is administered by the Board of Directors or by a committee designated by the Board. Under the 2003 Non-Employee Director Share Incentive Plan, each member of the Board who is not an employee of SEACOR is granted options and Common Stock.

        On the date of each annual meeting of the stockholders of SEACOR through 2007, each non-employee Director is granted an option to purchase 3,000 shares of Common Stock, subject to adjustment. The exercise price of the options granted is the fair market value per share of Common Stock on the date the options are granted. Options granted under the 2003 Non-Employee Director Share Incentive Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR's stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director's death or disability or the change in control of SEACOR, if a non-employee Director's service as a director of SEACOR is terminated, his or her options that are not then exercisable will terminate. A non-employee Director's options that are vested but not exercised may, subject to certain exceptions, be exercised (i) within three months after the date of termination of service as a director in cases of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or (ii) within one year in the case of termination of service as a director by reason of death or disability. On the date of each Annual Meeting of Stockholders of SEACOR, each non-employee Director in office immediately following such annual meeting is granted the right to receive 500 shares of Common Stock with such shares to be delivered in four equal installments of 125 shares on the date of such annual meeting and on the dates that are three, six, and nine months thereafter (each such installment of shares, until the delivery date thereof, "Unvested Stock Award"). If a Non-Employee Director's service as a director of SEACOR terminates for any reason, any and all Unvested Stock Awards shall terminate.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee's current members are Messrs. Hadjipateras, Morse and Stamas, and each member of the Compensation Committee is an independent director. No member of the Compensation Committee: (i) was an officer or employee of the Company or any subsidiary during 2004; (ii) was formerly an officer of SEACOR or any of its subsidiaries; (iii) served on the board of directors of any other company any of whose executive officers served on SEACOR's Compensation Committee or Board, or (iv) had any other relationship requiring disclosure by the Company under applicable SEC rules.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	772,815	$32.92	953,596
Equity compensation plans not approved by security holders	—	—	—

Total	772,815	$32.92	953,596

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding beneficial ownership of the Common Stock by: (i) all persons (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who were known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth below under "Executive Compensation," and (iv) all directors and executive officers of the

Company as a group (17 persons). Except where otherwise indicated in the footnotes to the table, all beneficial ownership information set forth below is as of March 23, 2005.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Charles Fabrikant(3)	961,766	5.2%
Randall Blank(4)	91,269	*
Dick Fagerstal (5)	62,965	*
John Gellert(6)	53,111	*
Alice N. Gran(7)	17,278	*
Milton Rose(8)	17,327	*
James A. F. Cowderoy(9)	55,832	*
Pierre de Demandolx(10)	16,000	*
Richard M. Fairbanks, III(11)	33,000	*
Michael E. Gellert(12)	225,858	1.2%
John C. Hadjipateras(13)	15,600	*
Oivind Lorentzen(14)	20,000	*
Andrew R. Morse(15)	40,031	*
Stephen Stamas(16)	17,500	*
Steven J. Wisch	13,600	*
Baron Capital Group, Inc.(17) 767 Fifth Avenue New York, New York 10153	1,135,800	6.2%
Dimensional Fund Advisors Inc.(18) 1299 Ocean Avenue Santa Monica, California 90401	1,322,990	7.2%
Porter Felleman(19) 666 Fifth Avenue New York, New York 10103	2,072,200	11.2%
T. Rowe Price Associates, Inc.(20) 100 East Pratt Street Baltimore, Maryland 21202	1,239,600	6.7%
Arnhold & S. Bleichroeder Advisers LLC. (21) 1345 Avenue of the Americas New York, NY 10105	1,110,000	6.0%
All directors and executive officers as a group (17 persons)	1,661,933	8.8%

*
Less than 1.0%.

(1)
Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o SEACOR Holdings Inc., 11200 Richmond Avenue, Suite 400, Houston, Texas 77082.

(2)
The information contained in the table above reflects "beneficial ownership" of the Common Stock within the meaning of Rule 13d-3 under the Exchange Act. Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and dispositive power. Beneficial ownership information reflected in the table above includes shares issuable upon the exercise of outstanding stock options exercisable within 60 days after the date of this report.

(3)
Includes 503,221 shares of Common Stock which Mr. Fabrikant may be deemed to own through his interest in, and control of (i) Fabrikant International Corporation ("FIC"), of which he is President, the record owner of 372,727 shares of Common Stock, (ii) Fabrikant International Profit Sharing Trust, of which he is the trustee, the record owner of 19,680 shares of Common Stock, (iii) the E Trust, of which he is Trustee, the record owner of 3,789 shares of Common Stock, (iv) the H Trust, of which he is trustee, the record owner of 3,789 shares of Common Stock and (v) VSS Holding Corporation ("VSS Holdings"), of which he is President and sole stockholder, the record owner of 103,236 shares of Common Stock. Also includes 194,250 shares of Common Stock issuable upon the exercise of options exercisable within 60 days and 35,400 shares of restricted stock over which Mr. Fabrikant exercises sole voting power.

(4)
Includes 43,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days and 6,800 shares of restricted stock over which Mr. Blank exercises sole voting power.

(5)
Includes 46,550 shares of Common Stock issuable upon the exercise of options exercisable within 60 days and 6,800 shares of restricted stock over which Mr. Fagerstal exercises sole voting power.

(6)
Includes 15,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days and 7,300 shares of restricted stock over which Mr. Gellert exercises sole voting power.

(7)
Includes 5,803 shares of Common Stock issuable upon the exercise of options exercisable within 60 days and 2,340 shares of restricted stock over which Ms. Gran exercises sole voting power.

(8)
Includes 3,900 shares of Common Stock issuable upon the exercise of options exercisable within 60 days and 960 shares of restricted stock over which Mr. Rose exercises sole voting power.

(9)
Includes 6,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(10)
Includes 15,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(11)
Includes 15,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(12)
Includes 120,000 shares of Common Stock owned by Windcrest Partners, of which Mr. Gellert is one of two general partners, and 15,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(13)
Includes 2,000 shares of Common Stock which Mr. Hadjipateras may be deemed to own through a trust held for his children of which he is the trustee, and 600 shares of Common Stock owned by his daughter of which he is custodian until her 21st birthday. Also includes 12,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(14)
Includes 9,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(15)
Includes 15,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(16)
Includes 15,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(17)
According to a Schedule 13G filed jointly on February 13, 2005 by Baron Capital Group, Inc. ("BCG"), Ronald Baron ("Baron"), BAMCO, Inc. ("BAMCO"), Baron Asset Fund ("BAF"), and Baron Capital Management, Inc. ("BCM"): (1) BCG and Baron share beneficial ownership of 1,115,100 shares, and have shared dispositive and voting power with respect to such shares; (2) BAMCO beneficially owns 995,000 shares and has shared dispositive and voting power with respect to such shares; (3) BCM beneficially owns 120,100 shares, and has shared dispositive and voting power with respect to such shares;. BCG and Baron disclaim beneficial ownership of shares held by their respective controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than BCG and Baron. BAMCO and BCM disclaim beneficial ownership of shares held by their investment advisory clients to the extent such shares are held by persons other than BAMCO, BCM and their affiliates. BAMCO and BCM are subsidiaries of BCG, BAF is an investment advisory client of BAMCO, and Baron owns a controlling interest in BCG.

(18)
According to a Schedule 13G filed on February 9, 2005, by Dimensional Fund Advisors Inc. ("Dimensional Fund Advisors"), Dimensional Fund Advisors has sole voting and/or dispositive power with respect to such shares, but disclaims beneficial ownership of such shares.

(19)
According to a Schedule 13G filed on February 14, 2005 jointly by a group consisting of A. Alex Porter, Paul Orlin, Geoffrey Hulme, Jonathan W. Friedland and CF Advisors, LLC, these reporting persons have shared voting and dispositive power as to the following number of shares: A. Alex Porter: 2,072,200; Paul Orlin: 2,072,200; Geoffrey Hulme: 2,026,300; Jonathan W. Friedland: 2,026,300 and CF Advisors, LLC: 1,165,600.

(20)
According to a Schedule 13G filed on February 11, 2005 by T. Rowe Price Associates, Inc. ("T. Rowe Price"), T. Rowe Price has sole voting power with respect to 186,300 shares and sole dispositive power with respect to 1,239,600 shares. According to such Schedule 13G, these securities are owned by various individual and institutional investors for which T. Rowe Price serves as investment adviser with power to direct investments and/or sole power to vote securities. T. Rowe Price expressly disclaims beneficial ownership of such securities.

(21)
According to a Schedule 13G filed on February 14, 2005 by Arnhold & S. Bleichroeder Advisers LLC, Arnhold & S. Bleichroeder has sole voting power with respect to 1,110,000 shares and sole dispositive power with respect to 1,110,000 shares.

Item 13.    Certain Relationships and Related Transactions.

        SCF Barge Pools.    SCF Marine Inc. ("SCF"), a subsidiary of the Company, manages and operates inland river barges for third parties under pooling arrangements, including certain inland river barges owned by Mr. Fabrikant, companies controlled by Mr. Fabrikant (FIC, FIC Barge Line Inc. and VSS Holdings), Mr. Fabrikant's mother, and trusts established for the benefit of Mr. Fabrikant's two children. In 2004, the income earned by Mr. Fabrikant and these affiliates totaled an aggregate of $704,360 ($70,885, $376,475, $51,448, $178,593 and $16,048 to each of Mr. Fabrikant, FIC, FIC Barge Line Inc., VSS Holdings and Mr. Fabrikant's mother, respectively, and $5,455 to each of the trusts), net of management fees earned by SCF of $111,776.

        SCF Towboat III.    SCF Management Services Inc., a subsidiary of the Company, manages certain barges owned by SCF Towboat III, LP, a limited partnership of which 14.25% is owned by FIC. In 2004, SCF Towboat III, LP paid to SCF Management Services Inc. management fees of $3,870.

        Bond Participation.    The Company participates in an investment of certain bonds that are held in the name of VSS Holdings. In connection with this arrangement, VSS Holdings paid to the Company $4,469 as its participatory share of interest paid under the bonds and $2,700 as its participatory share of principal repayments received during 2004.

        Employment of John Gellert.    John Gellert, son of Michael E. Gellert, a director of SEACOR, is a Senior Vice President of the Company and a Named Executive Officer. As compensation for his services as an executive of the Company during 2004, Mr. Gellert was paid salary of $155,000 and was awarded a cash bonus of $75,000. Mr. Gellert's salary in 2005 has been paid at a rate of $180,000 per annum. In 2004 Mr. Gellert was also granted 2,250 restricted shares of Common Stock and options to purchase 10,000 shares of Common Stock in recognition of his service in 2003. In 2005, Mr. Gellert was granted 3,500 shares of restricted Common Stock and options to purchase 15,000 shares of common stock in recognition of his service in 2004. All options and restricted common stock vest over time periods ranging from one year to five years.

        Harrisons (Offshore) Limited Revenue Sharing Agreement.    During the second quarter of 2004, pursuant to a provision agreed in connection with the Company's acquisition of Stirling Shipping Holdings Limited in May 2001, the Company entered into a revenue sharing pooling agreement with

Harrisons (Offshore) Limited ("Harrisons"), a Scottish company in which Mr. James A. F. Cowderoy, a director of SEACOR, is a shareholder and managing director. Under this pooling agreement, the revenue from two supply vessels owned by the Company and two supply vessels owned by Harrisons operating in the North Sea was shared pursuant to an agreed allocation formula and SEACOR was paid a fee for commercially managing the pool. During 2004, Harrisons earned approximately $0.3 million of additional revenues under the pooling agreement and the Company earned approximately $0.04 million of management fees. As of December 31, 2004, there was $0.2 million of unpaid pooling allocations due to Harrisons from the Company under the terms of the pooling agreement. The pooling agreement was terminated in February 2005.

Item 14.    Principal Accounting Fees and Services.

        Fees for professional services provided by Ernst & Young for the years ended December 31, 2004, and 2003 were as follows:

	2004	2003
Audit Fees	$963,257	$404,394
Audit-Related Fees	51,120	22,125
Tax Fees	83,236	100,997
All Other Fees	9,955	—

Total	$1,107,568	$527,516

        Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and statutory audits required internationally. Audit-related fees principally included accounting consultations and work performed on registration statements filed with the U.S. Securities and Exchange Commission. Tax fees included tax compliance, tax advice and tax planning services.

        None of the services related to Audit-Related Fees, Tax Fees or All Other Fees presented above was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

        Pre-Approval Policy for Services of Independent Registered Public Accounting Firm. The Audit Committee's policy is to approve in advance, in accordance with the Company's Audit Committee Pre-Approval Policy, all audit, audit-related and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit, audit-related, tax and/or all other non-audit services for the Company. Each year, the Audit Committee negotiates and approves in advance the specific engagement terms, fees and conditions of the Company's engagement of an independent registered public accounting firm to perform an audit of the Company's consolidated financial statements for the upcoming fiscal year. Any specific foreseeable needs for the provision of audit, audit-related, tax and all other non-audit services by the independent registered public accounting firm during the upcoming fiscal year are proposed to the Audit Committee by a designated executive officer.

        As the need arises during the fiscal year, proposed additions to or modifications of any previously approved services provided by the independent registered public accounting firm must be pre-approved by the Audit Committee. Where proposed modifications or additions relate to tax and all other non-audit services to be provided by the independent auditor, the Audit Committee may delegate this responsibility to the Chair of the Audit Committee.

        To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee has delegated authority to its Chair, and/or to such other members of the Audit Committee that the Chair may designate, to review and if appropriate approve in advance, any request by the independent auditor to provide tax and/or all other non-audit services.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
2.3*	Agreement and Plan of Merger, dated March 16, 2005 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005.)
3.1*
Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).
3.2*
Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997.)
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
4.21*	Registration Rights Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 17, 2005).
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
10.21*
Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.22*
Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003).
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
10.27*+
Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on October 14, 2004).

10.28
Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(previously filed).
10.29
Amendment to Revolving Credit Facility Agreement dated March 15, 2004, between SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (previously filed).
10.30
Amendment No. 2 to Revolving Credit Facility Agreement, dated as of May 17, 2004, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (previously filed).
10.31	Stockholders' Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 17, 2005).
10.32+	Certain Compensation Arrangements With Certain Executive Officers.
10.33+	Compensation of Non-Employee Directors.
21.1	List of Registrant's Subsidiaries (previously filed).
23.1	Consent of Ernst & Young LLP (previously filed).
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (previously filed).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (previously filed).
31.3	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.4	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

*
Incorporated herein by reference as indicated.

+
Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of the rules governing the preparation of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACOR HOLDINGS INC. Registrant
By:	/s/ RANDALL BLANK Randall Blank Chief Financial Officer, Executive Vice President and Secretary

Dated: April 13, 2005

SEACOR Holdings Inc.
Exhibit Index

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
2.2*
Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
2.3*	Agreement and Plan of Merger, dated March 16, 2005 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005.)
3.1*
Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).
3.2*
Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997.)
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
4.21*	Registration Rights Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 17, 2005).
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
10.21*
Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.22*
Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the Commission on March 31, 2003).
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
10.27*+
Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on October 14, 2004).

10.28
Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(previously filed).
10.29
Amendment to Revolving Credit Facility Agreement dated March 15, 2004, between SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (previously filed).
10.30
Amendment No. 2 to Revolving Credit Facility Agreement, dated as of May 17, 2004, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (previously filed).
10.31	Stockholders' Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 17, 2005).
10.32+	Certain Compensation Arrangements With Certain Executive Officers.
10.33+	Compensation of Non-Employee Directors.
21.1	List of Registrant's Subsidiaries (previously filed).
23.1	Consent of Ernst & Young LLP (previously filed).
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (previously filed).
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (previously filed).
31.3	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.4	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

*
Incorporated herein by reference as indicated.

+
Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
PART III
SIGNATURES
SEACOR Holdings Inc. Exhibit Index