Form 10-Q
period 2005-03-31
SEACOR HOLDINGS INC /NEW/
filed 2005-05-10
CIK 859598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



        (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended     March 31, 2005      or
                                             --------------

          [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from    ------------  to  ------------

                Commission file number             1-12289
                                                ------------

                              SEACOR Holdings Inc.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      13-3542736
------------------------------------            --------------------------------
   (State or Other Jurisdiction of                        (IRS Employer
   Incorporation or Organization)                       Identification No.)

  11200 Richmond, Suite 400, Houston, Texas                77082
--------------------------------------------    --------------------------------
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

The total number of shares of common stock, par value $.01 per share, outstanding as of May 3, 2005 was 18,441,895. The Registrant has no other class of common stock outstanding.

                              SEACOR HOLDINGS INC.

                                Table of Contents


                                                                                                             Page No.
                                                                                                             --------
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                      March 31, 2005 and December 31, 2004........................................................1

                  Condensed Consolidated Statements of Operations for each of the
                      Three Months Ended March 31, 2005 and 2004..................................................2

                  Condensed Consolidated Statements of Cash Flows for each of the
                      Three Months Ended March 31, 2005 and 2004..................................................3

                  Notes to the Condensed Consolidated Financial Statements........................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................16

         Item 4.  Controls and Procedures........................................................................16

Part II. Other Information

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................................17

         Item 6.  Exhibits.......................................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              SEACOR HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data, unaudited)

                                                                               March 31,       December 31,
                                                                                 2005              2004
                                                                           ---------------   ---------------
                                ASSETS
Current Assets:
   Cash and cash equivalents........................................       $     395,401     $     214,389
   Available-for-sale securities....................................              74,858           136,992
   Trade and other receivables, net of allowance for
     doubtful accounts of $3,539 and $3,357, respectively...........             164,848           193,050
   Prepaid expenses and other current assets........................              54,148            54,290
                                                                           ---------------   ---------------
     Total current assets...........................................             689,255           598,721
                                                                           ---------------   ---------------
Investments, at Equity, and Receivables from
   50% or Less Owned Companies......................................              48,284            47,870
Property and Equipment..............................................           1,129,306         1,236,261
   Less accumulated depreciation....................................            (283,920)         (310,674)
                                                                           ---------------   ---------------
     Net property and equipment.....................................             845,386           925,587
                                                                           ---------------   ---------------
Construction Reserve Funds..........................................             144,894           144,006
Other Assets........................................................              51,134            49,825
                                                                           ---------------   ---------------
                                                                           $   1,778,953     $   1,766,009
                                                                           ===============   ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt................................       $      12,983     $      13,228
   Accounts payable and accrued expenses............................              49,621            63,461
   Other current liabilities........................................              81,093            65,797
                                                                           ---------------   ---------------
     Total current liabilities......................................             143,697           142,486
                                                                           ---------------   ---------------
Long-Term Debt......................................................             582,416           582,367
Deferred Income Taxes...............................................             208,862           211,542
Deferred Income and Other Liabilities...............................              24,888            28,988
Minority Interest in Subsidiaries...................................               7,158             6,869
Stockholders' Equity:
   Common stock, $.01 par value, 24,755,130 and 24,545,428 shares
     issued at March 31, 2005 and December 31, 2004.................                 248               245
   Additional paid-in capital.......................................             421,150           412,210
   Retained earnings................................................             569,864           551,273
   Treasury stock, 6,313,235 and 6,237,932 shares at
     March 31, 2005 and December 31, 2004, at cost..................            (203,065)         (197,850)
   Unamortized restricted stock compensation........................              (5,566)           (2,423)
   Accumulated other comprehensive income -
       Cumulative translation adjustments...........................              16,629            18,296
       Unrealized gain on available-for-sale securities.............              12,672            12,006
                                                                           ---------------   ---------------
       Total stockholders' equity...................................             811,932           793,757
                                                                           ---------------   ---------------
                                                                           $   1,778,953     $   1,766,009
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

                              SEACOR HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except share data, unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                         2005              2004
                                                                     -----------       -----------
Operating Revenues............................................       $  165,185        $   95,974
                                                                     -----------       -----------
Costs and Expenses:
   Operating expenses.........................................          115,601            75,030
   Administrative and general.................................           18,495            15,076
   Depreciation and amortization..............................           18,282            13,961
                                                                     -----------       -----------
                                                                        152,378           104,067
                                                                     -----------       -----------
Gains on Asset Sales..........................................           13,516             3,638
                                                                     -----------       -----------
Operating Income (Loss).......................................           26,323            (4,455)
                                                                     -----------       -----------
Other Income (Expense):
   Interest income............................................            3,679             1,379
   Interest expense...........................................           (7,591)           (5,378)
   Derivative income (loss), net..............................           (1,590)               79
   Foreign currency transaction gains (losses), net...........             (549)              466
   Marketable securities sale gains, net......................            6,234             2,749
   Other, net.................................................              200               119
                                                                     -----------       -----------
                                                                            383              (586)
                                                                     -----------       -----------
Income (Loss) Before Income Tax Expense (Benefit), Minority
   Interest in Loss of Subsidiaries and Equity in Earnings
   of 50% or Less Owned Companies.............................           26,706            (5,041)
Income Tax Expense (Benefit)..................................            9,740            (1,502)
                                                                     -----------       -----------
Income (Loss) Before Minority Interest in Loss of
  Subsidiaries and Equity in Earnings of 50% or
  Less Owned Companies........................................           16,966            (3,539)
Minority Interest in Loss of Subsidiaries.....................               34                 5
Equity in Earnings of 50% or Less Owned Companies.............            1,617               570
                                                                     -----------       -----------
Income (Loss) from Continuing Operations......................           18,617            (2,964)
Loss from Discontinued Operations, net of $14 in taxes........              (26)                -
                                                                     -----------       -----------
Net Income (Loss).............................................       $   18,591        $   (2,964)
                                                                     ===========       ===========
Basic Earnings (Loss) Per Common Share:
   Income (Loss) from Continuing Operations...................       $     1.02        $    (0.16)
   Loss from Discontinued Operations..........................                -                 -
                                                                     -----------       -----------
   Net Income (Loss)..........................................       $     1.02        $    (0.16)
                                                                     ===========       ===========
Diluted Earnings (Loss) Per Common Share:
   Income (Loss) from Continuing Operations...................       $     0.90        $    (0.16)
   Loss from Discontinued Operations..........................                -                 -
                                                                     -----------       -----------
   Net Income (Loss)..........................................       $     0.90        $    (0.16)
                                                                     ===========       ===========
Weighted Average Common Shares:
   Basic......................................................       18,248,707        18,467,580
   Diluted....................................................       21,908,283        18,467,580

    The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                              SEACOR HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                   2005             2004
                                                                              --------------  --------------

Net Cash Provided by Operating Activities..............................       $     42,816    $      6,370
                                                                              -------------   -------------

Cash Flows from Investing Activities:
   Purchase of property and equipment..................................            (34,307)        (18,818)
   Proceeds from equipment sales.......................................            104,569           7,037
   Purchase of available-for-sale securities...........................            (21,342)        (21,645)
   Proceeds from sale of available-for-sale securities.................             93,880          22,717
   Investments in and advances to 50% or less owned companies..........               (140)            (12)
   Principal payments on notes due from 50% or less owned companies....                 80             523
   Dividends received from 50% or less owned companies.................              1,150             123
   Net increase in construction reserve funds..........................               (888)        (19,736)
   Cash settlements of derivative transactions.........................                128             (71)
                                                                              -------------   -------------
     Net cash provided by (used in) investing activities...............            143,130         (29,882)
                                                                              -------------   -------------

Cash Flows from Financing Activities:
   Payments of long-term debt..........................................               (255)            (32)
   Proceeds from share award plans.....................................              2,474             433
   Common stock acquired for treasury..................................             (5,561)         (4,085)
   Dividends paid to minority interest holders.........................                (28)            (41)
                                                                              -------------   -------------
     Net cash used in financing activities.............................             (3,370)         (3,725)
                                                                              -------------   -------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...........             (1,564)          1,461
                                                                              -------------   -------------

Net Increase (Decrease) in Cash and Cash Equivalents...................            181,012         (25,776)
Cash and Cash Equivalents, Beginning of Period.........................            214,389         263,135
                                                                              -------------   -------------
Cash and Cash Equivalents, End of Period...............................       $    395,401    $    237,359
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

                              SEACOR HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.      Basis of Presentation

The condensed consolidated financial information for the three months ended March 31, 2005 and 2004 has been prepared by the Company and was not audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its majority owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company's financial position as of March 31, 2005 and its results of operations and cash flows for the three months ended March 31, 2005 and 2004. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR Holdings Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR Holdings Inc.

Certain reclassifications of prior period information have been made to conform to the current period presentation.

2.      Seabulk Merger

On March 16, 2005, SEACOR announced its signing of a definitive merger agreement with Seabulk International, Inc. ("Seabulk"). The Boards of Directors of both companies have unanimously approved the transaction. Under the terms of the merger agreement, Seabulk's stockholders will, subject to limited adjustments, receive 0.2694 of a share of SEACOR common stock, par value $0.01 per share ("Common Stock"), plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. In certain circumstances, the portion of the merger consideration payable in cash may be reduced and shares of Common Stock, having a value on the closing date equal to the cash reduction, may be substituted therefor.

The aggregate equity value of the transaction is approximately $532.0 million, based on SEACOR issuing 6,641,270 shares of Common Stock at a closing share price of $65.28 on March 16, 2005 plus additional cash consideration of $98.6 million. In addition, approximately $471.0 million in net debt obligations will be assumed by SEACOR.

The merger is expected to close in accordance with the terms of the merger agreement by the end of the second quarter of 2005 subject to the approval by Seabulk's stockholders of the merger, the approval of SEACOR's stockholders of the issuance of shares of Common Stock to effect the merger, and the satisfaction of customary closing conditions. On April 22, 2005, SEACOR was granted early termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act.

3.      Equipment Acquisitions and Dispositions

Equipment delivered to the Company during the three months ended March 31, 2005 included 25 new dry cargo covered hopper barges, 7 new chemical tank barges and 1 new offshore support vessel for aggregate consideration of $17.9 million. The Company sold 10 vessels and other equipment during the three months ended March 31, 2005 for aggregate consideration of $104.6 million.

4.      Era Aviation, Inc. Acquisition

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. ("Era") for $118.1 million. As a result of this transaction, the Company acquired 81 helicopters and 16 fixed wing aircraft. The acquired fixed wing business is presently being marketed for sale. The final purchase price allocation has not been completed and is subject to, among other things, working capital adjustments and the fair value determination of the fixed wing business. The Company does not expect this transaction to result in the recognition of goodwill.

The operating results of the fixed wing business, including $8.5 million of operating revenues earned in the three months ended March 31, 2005, have been reported as "Discontinued Operations" in the Company's "Statement of Operations." At March 31, 2005, assets and related liabilities of the fixed wing business, amounting to $23.0 million and $6.5 million, respectively, and one acquired Era helicopter, valued at $2.1 million, were held for sale by the Company. Held for sale assets and related liabilities have been reported in "Prepaid expenses and other current assets" and "Other current liabilities", respectively, in the Condensed Consolidated Balance Sheets.


5.      Commitments

The Company's unfunded capital commitments as of March 31, 2005 for 4 new and 4 used offshore support vessels, 20 new dry cargo covered hopper barges, 9 new chemical tank barges, 32 new helicopters and other equipment totaled $356.5 million. Of these commitments, the Company has the right to terminate its purchase obligation relating to 20 helicopters without liability other than the payment of liquidated damages. Deliveries of the offshore support vessels, dry cargo covered hopper barges, chemical tank barges and other equipment are expected throughout 2005. Deliveries of the 32 helicopters are expected from 2005 through 2009.

In addition to the purchase commitments discussed above, the Company has placed refundable deposits on 13 additional new helicopters.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through 2009. In addition, the Company has guaranteed amounts owed by certain of its joint ventures for a banking facility and a performance guarantee. As of March 31, 2005, the total amount guaranteed by the Company was $15.7 million.

6.       Long-Term Debt

As of March 31, 2005, the Company had $196.2 million available under its five year, non-reducing, unsecured $200.0 million revolving credit facility that terminates in February 2007.

7.      Deferred Income Taxes

As a result of the American Jobs Creation Act of 2004, the Company believes it will be in the position to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25%, which would result in tax obligations significantly less than the deferred taxes previously provided for its unremitted earnings of foreign subsidiaries. The Company is exploring the full impact of the legislation and will finalize its repatriation plan during 2005. In accordance with FASB Staff Position FAS 109-2, the Company will recognize the income tax benefit of this special one-time dividends received deduction during the period that the Company has decided on a plan for repatriation.

8.      Stock and Debt Repurchases

During the three months ended March 31, 2005, the Company acquired a total of 84,647 shares of Common Stock for treasury at an aggregate cost of $5.6 million. As of March 31, 2005, $37.7 million of repurchase authority granted by the Company's Board of Directors remains available for acquisition of additional shares of Common Stock, the Company's 7.2% Senior Notes Due 2009 ("7.2% Notes") and its 5-7/8% Senior Notes due 2012 ("5-7/8% Notes"). Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

9.      Earnings (Loss) Per Common Share

Basic earnings (loss) per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings (loss) per common share exclude certain options and share awards, totaling 83,560 and 327,454 in the three months ended March 31, 2005 and 2004, respectively, as the effect of their inclusion in the computation would have been antidilutive.


                                                                                   Net income    Average O/S     Per
                                                                                      (loss)       Shares       Share
                                                                                 -------------- ------------  ---------
For the Three Months Ended March 31, 2005:
  Basic earnings per common share.............................................   $  18,591,000   18,248,707   $   1.02
                                                                                                              =========
  Effect of dilutive securities -
    Options and restricted stock..............................................              -       241,951
    Convertible securities....................................................       1,210,000    3,417,625
                                                                                 -------------- ------------
  Diluted earnings per common share...........................................   $  19,801,000   21,908,283   $   0.90
                                                                                 ============== ============  =========

For the Three Months Ended March 31, 2004:
  Basic loss per common share.................................................   $  (2,964,000)  18,467,580   $  (0.16)
                                                                                                              =========
  Effect of dilutive securities -
    Options and restricted stock..............................................               -            -
                                                                                 -------------- ------------
  Diluted loss per common share...............................................   $  (2,964,000)  18,467,580   $  (0.16)
                                                                                 ============== ============  =========

10.      Comprehensive Income

For the three months ended March 31, 2005 and 2004, comprehensive income (loss) was $17.6 million and ($0.9 million), respectively. Other comprehensive income
(loss) consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.


11.     Stock Compensation

Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies could either adopt a "fair value method" of accounting for its stock based compensation plans or continue to use the "intrinsic value method" as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:


                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                           ------------------------
(in thousands, except per share data)                                                         2005        2004
----------------------------------------------------------------------------------------  -----------  -----------
Net income (loss), as reported..........................................................  $   18,591   $   (2,964)
Add: stock based compensation using intrinsic value method..............................         419          416
Less: stock based compensation using fair value method..................................        (565)        (643)
                                                                                          -----------  -----------
Net income (loss), pro forma............................................................  $   18,445   $   (3,191)
                                                                                          ===========  ===========

Basic earnings (loss) per common share:
  As reported...........................................................................  $     1.02   $    (0.16)
  Pro forma.............................................................................        1.01        (0.17)

Diluted earnings (loss) per common share:
  As reported...........................................................................  $     0.90   $   (0.16)
  Pro forma.............................................................................        0.90       (0.17)

The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods.

12.     New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adopting Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of the SFAS 123 disclosure of pro forma net income and earnings per share presented in Note 11. The Company will adopt the provisions of Statement 123 (R) on January 1, 2006 using the "modified prospective" approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

13.     Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform to the current period's reportable segment presentation. The Company's basis of measurement of segment profit or loss has not changed from those previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.



                                                    Offshore                  Inland
                                                     Marine    Environmental   River     Helicopter
(in thousands)                                      Services     Services     Services    Services      Other      Total
                                                  -----------------------------------------------------------------------
For the Three Months Ended March 31, 2005
------------------------------------------
Operating Revenues:
  External customers...........................   $   80,324  $   35,893  $   25,530    $   21,236  $    2,202  $  165,185
  Intersegment.................................           26          -            -           363          74         463
                                                  ----------- ----------- -----------   ----------- ----------- -----------
                                                      80,350      35,893      25,530        21,599       2,276     165,648
Operating expenses.............................      (52,850)    (26,655)    (14,772)      (20,333)     (1,454)   (116,064)
Administrative and general.....................       (7,501)     (3,811)       (508)       (2,180)       (401)    (14,401)
Depreciation and amortization..................      (10,670)       (860)     (2,597)       (4,066)          -     (18,193)
Gains (losses) on asset sales..................       12,923          (3)         11           585           -      13,516
Other income (expense), primarily
  foreign currency.............................         (540)          7         (65)           72          50        (476)
Equity in earnings of 50% or less owned
 companies.....................................        1,096         291           -             -         230       1,617
                                                  ----------- ----------- -----------   ----------- ----------- -----------
Reportable Segment Profit (Loss)...............   $   22,808 $     4,862  $    7,599    $   (4,323) $      701      31,647
                                                  =========== =========== ===========   =========== ===========
Corporate......................................                                                                     (4,188)
Other income (expense) not included above......                                                                        859
Equity in earnings of 50% or less owned
 companies.....................................                                                                     (1,617)
Segment eliminations...........................                                                                          5
                                                                                                                -----------
Income before Minority Interest, Taxes
     and Equity Earnings.......................                                                                 $   26,706
                                                                                                                ===========

For the Three Months Ended March 31, 2004
-------------------------------------------
Operating Revenues:
  External customers...........................    $  65,974 $    16,392  $    8,576    $    5,032  $        -  $   95,974
  Intersegment.................................           42           -           -           795           -         837
                                                  ----------- ----------- -----------   ----------- ----------- -----------
                                                      66,016      16,392       8,576         5,827           -      96,811
Operating expenses.............................      (51,392)    (12,219)     (5,990)       (6,207)          -     (75,808)
Administrative and general.....................       (8,498)     (2,669)       (408)         (635)         (2)    (12,212)
Depreciation and amortization..................      (11,071)       (547)     (1,235)       (1,026)          -     (13,879)
Gains (losses) on asset sales..................        3,420          (3)         73           148           -       3,638
Other income (expense), primarily foreign
 currency......................................          556          (2)          -             -           -         554
Equity in earnings of 50% or less owned
 companies.....................................        1,336           -           -             -        (766)        570
                                                  ----------- ----------- -----------   ----------- ----------- -----------
Reportable Segment Profit (Loss)...............   $      367 $       952  $    1,016    $   (1,893) $     (768)       (326)
                                                  =========== =========== ===========   =========== ===========
Corporate......................................                                                                     (3,005)
Other income (expense) not included above......                                                                     (1,140)
Equity in earnings of 50% or less owned
 companies.....................................                                                                       (570)
                                                                                                                -----------
Loss before Minority Interest, Taxes
     and Equity Earnings.......................                                                                 $   (5,041)
                                                                                                                ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, the operation of Offshore Marine Services and Helicopter Services in a highly competitive environment, changes in foreign political, military and economic conditions, the dependence of Offshore Marine Services and Helicopter Services on several customers, industry fleet capacity, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company's Common Stock, safety record requirements related to Offshore Marine Services and Helicopter Services, changes in foreign and domestic oil and gas exploration and production activity, vessel and helicopter-related risks of Offshore Marine Services and Helicopter Services, effects of adverse weather conditions and seasonality on Helicopter Services, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, changes in NRC's OSRO classification, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, liability in connection with providing spill response services, the effect of international economic and political factors in inland river operations, the intense competition faced by Inland River Services, adequacy of insurance coverage, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company, and various other matters, many of which are beyond the Company's control and other factors as described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Form 10-K for the fiscal year ended December 31, 2004. The words "expect," "anticipate," "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                        For the Three Months Ended March 31,
                                                                   --------------------------------------------
                                                                            2005                  2004             % Chg
                                                                    --------------------- ---------------------  ----------
(in thousands)                                                       Amount     Percent     Amount    Percent      05 / 04
-----------------------------------------------------------------  ----------  ---------- ---------- ----------  ----------
Operating Revenues:
   Offshore Marine Services....................................... $  80,350       49%    $  66,016       69%          22%
   Environmental Services.........................................    35,893       22%       16,392       17%         119%
   Inland River Services..........................................    25,530       15%        8,576        9%         198%
   Helicopter Services............................................    21,599       13%        5,827        6%         271%
   Other and Eliminations.........................................     1,813        1%         (837)      (1)%        317%
                                                                   ----------  ---------- ---------- ----------
                                                                   $ 165,185      100%    $  95,974      100%          72%
                                                                   ==========  ========== ========== ==========

Operating income (loss)........................................... $  26,323       16%    $  (4,455)      (4)%        691%
Other income (expense), net.......................................       383        0%         (586)      (1)%        165%
                                                                   ----------  ---------- ---------- ----------
Income (loss) before taxes, minority interest and equity earnings.    26,706       16%       (5,041)      (5)%        630%
Income tax expense (benefit)......................................     9,740        6%       (1,502)       1%         748%
                                                                   ----------  ---------- ---------- ----------
Income (loss) before minority interest and equity earnings........    16,966       10%       (3,539)      (4)%        579%
Minority interest.................................................        34        0%            5        0%         580%
Equity earnings...................................................     1,617        1%          570        1%         184%
                                                                   ----------  ---------- ---------- ----------
Income (loss) from continuing operations..........................    18,617       11%       (2,964)      (3)%        728%
Loss from discontinued operations, net of tax of $14..............       (26)       0%            -        0%         100%
                                                                   ----------  ---------- ---------- ----------
Net income (loss)................................................. $  18,591       11%    $  (2,964)      (3)%        727%
                                                                   ==========  ========== ========== ==========

     Overview

The table above provides an analysis of the Company's consolidated statements of operations for each quarter indicated. See "Item 1. Financial Statements - Note
13. Segment Information" included in Part I for additional financial information about the Company's business segments. Additional discussions of results of operations by business segment are presented below. The Company's operations are divided among the following four business segments: "Offshore Marine Services;" "Environmental Services;" "Inland River Services;" and "Helicopter Services." The Company also has activities that are referred to and described under "Other." "Other" primarily includes equity in earnings of 50% or less owned companies unrelated to our reportable business segments and our "Fixed Base Operation" acquired in the December 31, 2004 Era acquisition (as described in Note 4 to the financial statements). Our Fixed Base Operation sells fuel and ground services to transient corporate aircraft at the Ted Stevens Anchorage International Airport.

Consolidated operating revenues increased 72%, or $69.2 million, to $165.2 million in the three months ended March 31, 2005 ("Current Year Quarter") from the three months ended March 31, 2004 ("Prior Year Quarter"). Market conditions improved and gains from the sale of vessels increased in Offshore Marine Services. Spill response activities increased in Environmental Services. A significant number of new barges were acquired and entered operations in Inland River Services. Fleet size also grew significantly in Helicopter Services, primarily resulting from the Era acquisition.

In the Current Year Quarter, consolidated net income was $18.6 million as compared to a consolidated net loss of $3.0 million in the Prior Year Quarter. Increased operating profits earned by Offshore Marine Services, Environmental Services and Inland River Services were partly offset by increased operating losses of Helicopter Services. The Company's equity interest in the earnings of 50% or less owned companies also improved in the Current Year Quarter due principally to increased Offshore Marine Services' joint venture profits.

     Offshore Marine Services

                                                                                 For the Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                      2005               2004
                                                                                ------------------ -----------------
(in thousands)                                                                  Amount    Percent   Amount   Percent
------------------------------------------------------------------------------  --------  -------  --------- -------
Operating Revenues:
  United States, primarily Gulf of Mexico..................................    $ 40,640      51%  $  28,342     43%
  North Sea................................................................      18,033      22%     16,935     26%
  Africa, primarily West Africa ...........................................      12,552      16%     12,488     19%
  Latin America and Mexico.................................................       5,360       7%      5,035      8%
  Asia.....................................................................       3,279       4%      2,858      4%
  Other Foreign............................................................         486       0%        358      0%
                                                                                --------  -------  --------- -------
                                                                               $ 80,350     100%  $  66,016    100%
                                                                                ========  =======  ========= =======

Operating Income (Loss)....................................................    $ 22,252      28%  $  (1,525)    (2)%
                                                                                ========  =======  ========= =======

Operating Revenues. Operating revenues increased significantly in the Current Year Quarter. Rates per day worked improved worldwide. Utilization improved for vessels in many of our operating regions. Operating revenues also improved as a result of fleet modernization, a net increase in the number of vessels entering time charter-out service upon concluding bareboat-out charter arrangements and a strengthening between years in the Pound Sterling currency relative to the U.S. dollar with respect to Offshore Marine Services' North Sea operations.

Operating Income (Loss). Operating income improved due to those factors affecting operating revenues, a $9.5 million increase in gains on asset sales and a $0.9 million decline in administrative and general expenses that resulted from staff reductions. Improved operating income was partly offset by increased vessel operating expenses between years due principally to increased (i) seamen redundancy costs associated with workforce reductions, (ii) repair and maintenance expenses on towing and anchor handling towing supply vessels and
(iii) fuel costs associated with the Company's North Sea operations.

Although reported operating revenues increased due to the strengthening in the Pound Sterling currency relative to the U.S. dollar, currency exchange rate fluctuations had no material effect on operating income, because Offshore Marine Services also pays its North Sea expenses in Pounds Sterling.

The table below sets forth operational data for Offshore Marine Services during the periods indicated.

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ------------------------
                                                                                              2005        2004
                                                                                           ----------- ------------
Rates Per Day Worked ($):
   Anchor Handling Towing Supply - Domestic.............................................     20,226      15,888
   Anchor Handling Towing Supply - Foreign..............................................     10,848       8,524
   Crew - Domestic......................................................................      3,842       3,040
   Crew - Foreign.......................................................................      4,583       4,070
   Mini-supply - Domestic...............................................................      3,088       2,919
   Mini-supply - Foreign................................................................      5,171       3,477
   Other................................................................................     17,000           -
   Standby safety - Foreign.............................................................      8,229       7,694
   Supply - Domestic....................................................................      7,924       6,300
   Supply - Foreign.....................................................................     13,786       9,067
   Towing - Domestic....................................................................      9,061       6,055
   Towing - Foreign.....................................................................      6,959       6,586

Overall Utilization (%):
   Anchor Handling Towing Supply - Domestic.............................................       91.3        68.2
   Anchor Handling Towing Supply - Foreign..............................................       73.2        61.5
   Crew - Domestic......................................................................       86.7        79.8
   Crew - Foreign.......................................................................       83.6        93.6
   Mini-supply - Domestic...............................................................       81.5        81.5
   Mini-supply - Foreign................................................................       16.1        82.8
   Other................................................................................       33.3           -
   Standby safety - Foreign.............................................................       90.2        87.0
   Supply - Domestic....................................................................       74.5        71.7
   Supply - Foreign.....................................................................       68.8        73.4
   Towing - Domestic....................................................................       83.9        56.7
   Towing - Foreign.....................................................................       90.5        67.4
      Overall Fleet.....................................................................       83.5        78.6

Available Days:
   Anchor Handling Towing Supply - Domestic.............................................        470         304
   Anchor Handling Towing Supply - Foreign..............................................        704         724
   Crew - Domestic......................................................................      5,335       4,823
   Crew - Foreign.......................................................................      1,448       1,365
   Mini-supply - Domestic...............................................................      2,330       2,457
   Mini-supply - Foreign................................................................        134         273
   Other................................................................................         90          91
   Standby safety - Foreign.............................................................      1,890       1,911
   Supply - Domestic....................................................................        548         790
   Supply - Foreign.....................................................................        620         910
   Towing - Domestic....................................................................        360         273
   Towing - Foreign.....................................................................        810       1,026
                                                                                           ----------- ------------
   Overall Fleet........................................................................     14,739      14,947
                                                                                           =========== ============

Fleet Count:
   Anchor Handling Towing Supply........................................................         21          19
   Crew.................................................................................         81          86
   Mini-supply..........................................................................         29          32
   Other................................................................................          2           2
   Standby safety.......................................................................         27          27
   Supply...............................................................................         14          25
   Towing...............................................................................         33          37
                                                                                           ----------- ------------
                                                                                                207         228
                                                                                           =========== ============

     Environmental Services

                                                                                    For the Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                         2005                  2004
                                                                                --------------------- ----------------------
(in thousands)                                                                    Amount    Percent     Amount      Percent
---------------------------------------------------------------------------     ---------- ---------- ----------  ----------
Operating Revenues:
  United States............................................................     $  31,298      87%    $  15,517       95%
  Foreign..................................................................         4,595      13%          875        5%
                                                                                ---------- ---------- ----------  ----------
                                                                                   35,893     100%       16,392      100%
                                                                                ========== ========== ==========  ==========
Operating Income...........................................................     $   4,564      13%    $     954        6%
                                                                                ========== ========== ==========  ==========

Operating Revenues. Results improved in the Current Year Quarter due largely to increased spill response activities, retainer fees and expanded services internationally. Environmental Services continued its response in the Current Year Quarter to a major oil spill on the Delaware River that began in December 2004. Activities connected with that spill declined from the fourth quarter of 2004 and are expected to continue at lower levels in the second quarter of 2005. Retainer fees charged by the Company for ensuring by contract the availability of Environmental Services' response services and equipment to customers were increased in the Current Year Quarter. Environmental Services now also provides oil spill response services in the Caspian region.

The operating results of Environmental Services are very dependent on the number of spill responses in a given period and the magnitude of each spill. Consequently, spill response revenues and related income can vary materially between comparable periods, and the operating revenues earned in any one period are not indicative of a trend or of anticipated results in future periods. Spill response activities approximated 51% of Environmental Services operating revenues in the Current Year Quarter as compared to 27% in the Prior Year Quarter.

Operating Income. Operating income increased in the Current Year Quarter due to improved operating revenues and profitability on spill response and retainer activities.

     Inland River Services

                                                                                     For the Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                        2005                   2004
                                                                                --------------------  ----------------------
(in thousands)                                                                   Amount     Percent    Amount      Percent
---------------------------------------------------------------------------     ---------- ---------  ---------- -----------
Operating Revenues, U.S. only..............................................     $  25,530     100%    $   8,576      100%
                                                                                ========== ========== ==========  ==========

Operating Income...........................................................     $   7,664      30%    $   1,016      12%
                                                                                ========== ========== ==========  ==========

Operating Revenues. Results improved in the Current Year Quarter due largely to fleet additions and improved freight rates. Inland River Services' owned and chartered-in barge fleet grew approximately 60% from 564 barges at March 31, 2004 to 901 barges at March 31, 2005. Inland River Services also acquired a majority interest in 3 towboats in July 2004. Freight rates improved as a result of increased demand for non-grain shipping capacity and a decline in barge availability within the industry caused by adverse river conditions.

Operating Income. Operating income increased in the Current Year Quarter due to barge fleet expansion and improved profitability that resulted from increased freight rates. These operating income improvements were partly offset by higher operating expenses. Towing expenses increased in the Current Year Quarter due primarily to higher fuel costs.

     Helicopter Services

                                                                                     For the Three Months Ended March 31,
                                                                                --------------------------------------------
                                                                                         2005                 2004
                                                                                --------------------- ----------------------
(in thousands)                                                                   Amount     Percent    Amount      Percent
                                                                                ---------- ---------- ----------  ----------
Operating Revenues, U.S. only..............................................     $  21,599     100%    $   5,827      100%
                                                                                ========== ========== ==========  ==========
Operating Loss.............................................................     $  (4,395)    (20%)   $  (1,893)     (32%)
                                                                                ========== ========== ==========  ==========

Operating Revenues. Fleet expansion resulting primarily from the December 31, 2004 Era acquisition improved operating revenues in the Current Year Quarter. Era owned 81 helicopters at acquisition.

Operating Loss. Due to the seasonal nature of tourism in Alaska, 19 helicopters were idle for most of the winter. In addition, 10 helicopters customarily engaged in fire-fighting service during the summer months were idle for most of the Current Year Quarter. Helicopter Services also schedules maintenance during the off-season for these 29 helicopters and hence maintains its staff to prepare this equipment for spring and summer operations. Inventory is used in conjunction with this preparation and its cost is expensed during the period in which it is consumed. The Current Year Quarter includes approximately $0.7 million of nonrecurring charges, principally associated with the integration of Era.

     Other and Corporate, included in Operating Income

                                                                                     For the Three Months Ended March 31,
                                                                                --------------------------------------------
                                                                                         2005                 2004
                                                                                --------------------- ----------------------
(in thousands)                                                                   Amount      Percent   Amount       Percent
                                                                                ---------- ---------- ----------  ----------
Fixed Base Operation.......................................................     $     421     (11%)   $       -         0%
Corporate expenses.........................................................        (4,183)     111%      (3,007)      100%
                                                                                ---------- ---------- ----------  ----------
                                                                                $  (3,762)     100%   $  (3,007)      100%
                                                                                ========== ========== ==========  ==========

Other and Corporate. Fixed Base Operation, acquired in the December 31, 2004 Era acquisition, sells fuel and provides ground services to transient corporate aircraft at the Ted Stevens Anchorage International Airport. Corporate expenses increased in the Current Year Quarter due to increased business development, public filing and incentive based compensation plan costs.


     Other income (expense), net

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                   --------------------------------
(in thousands)                                                                         2005              2004
--------------------------------------------------------------------------------   --------------    --------------
Net interest expense.......................................................     $      (3,912)    $      (3,999)
Derivative income (loss), net..............................................            (1,590)               79
Foreign currency transaction gains (losses), net...........................              (549)              466
Marketable securities sale gains, net......................................             6,234             2,749
Other, net.................................................................               200               119
                                                                                   --------------    --------------
                                                                                $         383     $        (586)
                                                                                   ==============    ==============

Net interest expense. Net interest expense remained steady in the Current Year Quarter. Increased interest income on temporary cash investments was offset by increased interest expense primarily resulting from the Company's sale in December 2004 of $250.0 million of its 2.875% convertible senior debentures.

Derivative income (loss), net. Derivative transactions, primarily related to foreign currency contracts, resulted in losses in the Current Year Quarter as compared to income in the Prior Year Quarter.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains and losses resulted from the effect of currency exchange rate changes with respect to loans between SEACOR and certain of its foreign subsidiaries and other transactions denominated in currencies other than the functional currency of various subsidiaries.

Marketable securities sale gains, net. Marketable securities sale gains in the Current Year Quarter and Prior Year Quarter included net gains from the sale of equity and fixed income marketable securities and short-sale positions.

     Income Taxes

As a result of the American Jobs Creation Act of 2004, the Company believes it will be in the position to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25%, which would result in tax obligations significantly less than the deferred taxes previously provided for its unremitted earnings of foreign subsidiaries. The Company is exploring the full impact of the legislation and will finalize its repatriation plan during 2005. In accordance with FASB Staff Position FAS 109-2, the Company will recognize the income tax benefit of this special one-time dividends received deduction during the period that the Company has decided on a plan for repatriation.

     Loss from Discontinued Operations

On December 31, 2004, the Company acquired 16 fixed wing aircraft in the Era acquisition. Management has committed to the disposal of this fixed wing business and is actively marketing it for sale. Its operating results, a slight loss during the Current Year Quarter, have been reported as "Discontinued Operations" in the Consolidated Results of Operations. At March 31, 2005, assets and related liabilities of the fixed wing business, amounting to $23.0 million and $6.5 million, respectively, and one acquired Era helicopter, valued at $2.1 million, were held for sale by the Company. Held for sale assets and related liabilities have been reported in "Prepaid expenses and other current assets" and "Other current liabilities", respectively, in the Condensed Consolidated Balance Sheets.

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

     Summary of Cash Flows

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
(in thousands)                                                                         2005               2004
-------------------------------------------------------------------------------    --------------   --------------
Cash flows provided by or (used) in:
  Operating activities......................................................       $      42,816    $       6,370
  Investing activities......................................................             143,130          (29,882)
  Financing activities......................................................              (3,370)          (3,725)
Effect of exchange rate changes on cash.....................................              (1,564)           1,461
                                                                                   --------------   --------------
Net increase (decrease) in cash and cash equivalents........................       $     181,012    $     (25,776)
                                                                                   ==============   ==============

     Operating Activities

Cash flows from operating activities increased in the Current Year Quarter due primarily to improved operating results in Offshore Marine Services, Environmental Services and Inland River Services (see Consolidated Results of Operations discussion above), and the favorable effect of changes in working capital.

     Investing Activities

Cash flows from investing activities increased in the Current Year Quarter primarily from increased proceeds from equipment and marketable securities sales and decreased deposits in construction reserve funds for future purchase of vessels or barges. These additional cash flows were partially offset by an increase in equipment purchases. The Company sold 10 vessels and other equipment and acquired 25 new dry cargo covered hopper barges, 7 new chemical tank barges and 1 new offshore support vessel in the Current Year Quarter.

The Company's unfunded capital commitments as of March 31, 2005 for 4 new and 4 used offshore support vessels, 20 new dry cargo covered hopper barges, 9 new chemical tank barges, 32 new helicopters and other equipment totaled $356.5 million. Of these commitments, the Company has the right to terminate its purchase obligation relating to 20 helicopters without liability other than the payment of liquidated damages. Deliveries of the offshore support vessels, dry cargo covered hopper barges, chemical tank barges and other equipment are expected throughout 2005. Deliveries of the 32 helicopters are expected from 2005 through 2009.

In addition to the purchase commitments discussed above, the Company has placed refundable deposits on 13 additional new helicopters.

     Financing Activities

Cash flows used in financing activities are comparable between periods. Additional cash used to purchase Common Stock was offset by additional cash received on exercise of stock options.

During the three months ended March 31, 2005, the Company acquired a total of 84,647 shares of Common Stock for treasury at an aggregate cost of $5.6 million. As of March 31, 2005, $37.7 million of repurchase authority granted by the Company's Board of Directors remains available for acquisition of additional shares of Common Stock and the Company's 7.2% Notes and its 5-7/8% Notes. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

     Financial Position

Total assets of the Company increased 1% to $1.8 billion at quarter end. The Company's combined cash, available-for-sale securities and construction reserve funds increased 24% to $615.2 million and represented 35% of total assets at quarter end. Net property and equipment decreased 9% to $845.4 million and represented 48% of total assets at quarter end. Net working capital increased 20% to $545.5 million. Long-term debt remained constant at $582.4 million between March 31, 2005 and December 31, 2004.

As of March 31, 2005, the Company had $196.2 million available under a five year, non-reducing, unsecured $200.0 million revolving credit facility that terminates in February 2007.

     Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations in the near term and these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying costs of its capital expenditures. As in the past and in further support of the Company's acquisition and capital expenditure programs, the Company intends to sell vessels, enter into sale and leaseback transactions for vessels, utilize construction reserve funds, utilize borrowing capacity under its revolving credit facility, or a combination thereof. To the extent the Company relies on existing cash balances, proceeds from the sale of available-for-sale securities or construction reserve funds, the Company's liquidity would be reduced.

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

     Seabulk Merger

On March 16, 2005, SEACOR and Seabulk International, Inc. announced that they had signed a definitive merger agreement. The Boards of Directors of both companies unanimously approved the transaction. Under the terms of the merger agreement, Seabulk's stockholders will, subject to limited adjustments, receive
0.2694 of a share of Common Stock plus cash of $4.00 for each issued and outstanding share of Seabulk common stock, which represents a 29% premium over Seabulk's closing share price on March 16, 2005 (based on SEACOR's closing share price on such date). In certain circumstances, the portion of the merger consideration payable in cash may be reduced and shares of Common Stock, having a value on the closing date equal to the cash reduction, may be substituted therefor.

The aggregate equity value of the transaction is approximately $532.0 million, based on SEACOR issuing 6,641,270 shares of Common Stock at a closing share price of $65.28 on March 16, 2005 plus additional cash consideration of $98.6 million. In addition, approximately $471.0 million in net debt obligations will be assumed by SEACOR. Cash required of SEACOR to complete the merger with Seabulk is estimated at $108 million, including approximately $9.0 million of transaction fees and expenses. SEACOR expects to use existing cash balances, borrowings under its revolving credit facility, or a combination thereof to fund the cash requirements of the merger with Seabulk.

The merger is expected to close by the end of the second quarter of 2005, subject to approval by Seabulk's stockholders of the merger and SEACOR's stockholders of the issuance of shares of Common Stock in the merger and the satisfaction of customary closing conditions, in accordance with terms of the merger agreement. As part of the transaction, entities associated with DLJ Merchant Banking Partners III, L.P. and Carlyle/Riverstone Global Energy and Power Fund I, L.P., who collectively own approximately 75% of Seabulk's common shares, have entered into an agreement to support the transaction.

On April 22, 2005, SEACOR and Seabulk announced that they had been granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. This means that one of the key conditions for the closing of the merger agreement between the two companies has been satisfied.

In connection with the proposed merger, SEACOR has filed with the Securities and Exchange Commission a Registration Statement on Form S-4 that includes a joint proxy statement of SEACOR and Seabulk and that also constitutes a prospectus for Common Stock to be issued in the merger.

With a fleet of 147 vessels, including 10 Jones Act U.S. product tankers, 2 foreign-flag product tankers, 109 offshore support vessels and 26 tugs, Seabulk is a leading provider of marine support and transportation services, primarily to the energy and chemical industries.

     Contingencies

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

     New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adopting Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of the SFAS 123 disclosure of pro forma net income and earnings per share presented in note 11 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report. The Company will adopt the provisions of Statement 123 (R) on January 1, 2006 using the "modified prospective" approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the three-month period ended March 31, 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

In conducting management's evaluation of the effectiveness of the Company's internal control over financial reporting, the operations of Era, acquired on December 31, 2004, were excluded. This business constituted $122.7 million and $111.3 million of total and net assets, respectively, as of March 31, 2005 and $26.2 million and $2.0 million of operating revenues and net loss, respectively, for the three months ended March 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:


              Period              Total        Average Price     Total Number of Shares    Approximate Dollar
                                Number of      Paid per Share    Purchased as Part of      Value of Shares that
                                 Shares                          Publicly Announced        May Yet Be Purchased
                                Purchased                        Plans or Programs (1)     Under Plans or Programs (1)
      -------------------------------------------------------------------------------------------------------------
      January 1 - 31, 2005             -            -                   -                     $43,264,000
      February 1 - 28, 2005        7,687         $62.95             7,687                     $42,781,000
      March 1 - 31, 2005          76,960         $65.97            76,960                     $37,704,000
                              -----------                      -----------
      Total                       84,647         $65.69            84,647

     (1) Beginning in February 1997 and extended at various times through November 2003, the Board of Directors authorized the repurchase of $347.0 million of Common Stock, debt or combination thereof. Through March 31, 2005, the Company has repurchased $231.1 million and $78.2 million of common stock and debt, respectively.


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

                                  SEACOR Holdings Inc.
                                  (Registrant)

DATE:    MAY 10, 2005             By: /s/ Charles Fabrikant
                                      ------------------------------------------
                                      Charles Fabrikant, Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATE:    MAY 10, 2005              By: /s/ Randall Blank
                                      ------------------------------------------
                                      Randall Blank, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

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