Form 10-Q
period 2005-06-30
SEACOR HOLDINGS INC /NEW/
filed 2005-08-09
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             June 30, 2005           or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number          1-12289

SEACOR Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11200 Richmond, Suite 400, Houston, Texas	77082
(Address of Principal Executive Offices)	(Zip Code)

(281) 899-4800

(Registrant’s Telephone Number, Including Area Code)

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 3, 2005 was 24,813,766. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$377,189	$214,389
Available-for-sale securities	58,088	136,992
Trade and other receivables, net of allowance for doubtful accounts of $4,071 and $3,357, respectively	200,476	193,050
Inventories	19,871	18,837
Prepaid expenses and other current assets	9,215	35,453
Total current assets	664,839	598,721
Investments, at Equity, and Receivables from 50% or Less Owned Companies	49,603	47,870
Property and Equipment	1,227,113	1,236,261
Less accumulated depreciation	(292,900)	(310,674)
Net property and equipment	934,213	925,587
Construction Reserve Funds	98,140	144,006
Other Assets	52,172	49,825
	$1,798,967	$1,766,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$41	$13,228
Accounts payable and accrued expenses	43,335	63,461
Other current liabilities	81,738	65,797
Total current liabilities	125,114	142,486
Long-Term Debt	597,467	582,367
Deferred Income Taxes	213,378	211,542
Deferred Income and Other Liabilities	24,497	28,988
Minority Interest in Subsidiaries	7,257	6,869
Stockholders’ Equity:
Common stock, $.01 par value, 24,779,588 and 24,545,428 shares issued at June 30, 2005 and December 31, 2004	248	245
Additional paid-in capital	421,788	412,210
Retained earnings	594,988	551,273
Treasury stock, 6,313,235 and 6,237,932 shares at June 30, 2005 and December 31, 2004, at cost	(203,065)	(197,850)
Unamortized restricted stock compensation	(4,874)	(2,423)
Accumulated other comprehensive income -
Cumulative translation adjustments	13,046	18,296
Unrealized gain on available-for-sale securities	9,123	12,006
Total stockholders’ equity	831,254	793,757
	$1,798,967	$1,766,009

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Revenues	$177,831	$97,403	$343,016	$193,377

Costs and Expenses:
Operating expenses	117,179	73,759	232,780	148,789
Administrative and general	19,329	13,857	37,824	28,933
Depreciation and amortization	18,492	14,156	36,774	28,117
	155,000	101,772	307,378	205,839

Gains on Asset Sales	1,812	6,117	15,328	9,755

Operating Income (Loss)	24,643	1,748	50,966	(2,707)

Other Income (Expense):
Interest income	4,484	1,663	8,163	3,042
Interest expense	(7,550)	(5,388)	(15,141)	(10,766)
Derivative loss, net	(178)	(560)	(1,768)	(481)
Foreign currency transaction gains (losses), net	4,401	(689)	3,852	(223)
Marketable securities sale gains, net	8,502	2,753	14,736	5,502
Other, net	440	233	640	352
	10,099	(1,988)	10,482	(2,574)
Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit), Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	34,742	(240)	61,448	(5,281)
Income Tax Expense (Benefit)	12,448	169	22,188	(1,333)
Income (Loss) from Continuing Operations Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	22,294	(409)	39,260	(3,948)
Minority Interest in Income of Subsidiaries	(154)	(91)	(120)	(86)
Equity in Earnings of 50% or Less Owned Companies	2,594	673	4,211	1,243
Income (Loss) from Continuing Operations	24,734	173	43,351	(2,791)
Income from Discontinued Operations, net of $210 and $196, respectively, in income tax expense	390	—	364	—
Net Income (Loss)	$25,124	$173	$43,715	$(2,791)

Basic Earnings (Loss) Per Common Share:
Income (Loss) from Continuing Operations	$1.35	$0.01	$2.37	$(0.15)
Income from Discontinued Operations	0.02	—	0.02	—
Net Income (Loss)	$1.37	$0.01	$2.39	$(0.15)

Diluted Earnings (Loss) Per Common Share:
Income (Loss) from Continuing Operations	$1.18	$0.01	$2.09	$(0.15)
Income from Discontinued Operations	0.02	—	0.02	—
Net Income (Loss)	$1.20	$0.01	$2.11	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	18,349	18,347	18,299	18,407
Diluted	21,924	18,476	21,916	18,407

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2005	2004

Net Cash Provided by Operating Activities	$49,076	$268

Cash Flows from Investing Activities:
Purchase of property and equipment	(144,960)	(69,527)
Proceeds from asset sales, including those previously held for sale	112,287	60,859
Purchase of available-for-sale securities	(81,753)	(69,834)
Proceeds from sale of available-for-sale securities	178,130	50,891
Investments in and advances to 50% or less owned companies	(252)	(359)
Principal payments on notes due from 50% or less owned companies	62	2,830
Proceeds on sale of investments in 50% or less owned companies	—	5,148
Dividends received from 50% or less owned companies	2,956	991
Net (increase) decrease in construction reserve funds	45,866	(24,312)
Investment in note due from non-affiliate	—	(5,352)
Principal payments on note due from non-affiliate	—	41
Cash settlements of derivative transactions	(110)	(274)
Acquisitions, purchase price adjustments	4,793	—
Net cash provided by (used in) investing activities	117,019	(48,898)

Cash Flows from Financing Activities:
Payments of long-term debt	(13,207)	(65)
Proceeds from borrowings under a revolving credit facility	15,000	10,000
Proceeds from share award plans	2,625	448
Common stock acquired for treasury	(5,561)	(12,814)
Other	158	(64)
Net cash used in financing activities	(985)	(2,495)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,310)	847

Net Increase (Decrease) in Cash and Cash Equivalents	162,800	(50,278)
Cash and Cash Equivalents, Beginning of Period	214,389	263,135
Cash and Cash Equivalents, End of Period	$377,189	$212,857

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The condensed consolidated financial information for the three and six months ended June 30, 2005 and 2004 has been prepared by the Company and was not audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of June 30, 2005 and its results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries, and any references in this Quarterly Report on Form 10-Q to “SEACOR” refer to SEACOR Holdings Inc.

2.             Seabulk Merger

On July 1, 2005, SEACOR completed its merger with Seabulk International, Inc. (“Seabulk”). With a fleet of 144 vessels at acquisition, Seabulk is a leading provider of marine support and transportation services, primarily to the energy and chemical industries. Seabulk’s offshore energy services fleet supports operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, South America and Southeast Asia. Seabulk’s tanker fleet, principally comprised of U.S. flag ships, transports petroleum products, crude oil and chemicals. Seabulk’s marine towing fleet provides harbor towing services from ports in Florida, Alabama, Louisiana and Texas and offshore towing services primarily in the Gulf of Mexico.

Under the terms of the merger agreement, Seabulk’s stockholders received 0.2694 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. Based on SEACOR’s closing price of $64.30 on June 30, 2005, Seabulk stockholders have received $21.32 in SEACOR stock and cash for each share of Seabulk common stock exchanged. Seabulk stock ceased trading at the close of business on June 30, 2005.

The aggregate equity value of the transaction was approximately $521.7 million, based on SEACOR issuing 6,354,642 shares of Common Stock, 394,446 options to purchase Common Stock, plus additional cash consideration of approximately $94.4 million. The cash portion of the transaction was financed with $50.0 million of additional borrowings under SEACOR’s existing revolving credit facility and internally generated funds.

3.             Equipment Acquisitions and Dispositions

Capital expenditures aggregated $145.0 million in the six months ended June 30, 2005. Equipment deliveries during the period included 4 used anchor handling towing supply vessels and 1 new crew vessel, 45 new dry cargo covered hopper and 16 new chemical tank barges. The Company also sold 11 offshore support vessels, 4 helicopters and other equipment for aggregate consideration of $108.6 million in the six months ended June 30, 2005.

4.           Acquisition of Era Aviation, Inc. and Disposition of Held for Sale Assets

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. (“Era”), the owner of 81 helicopters and 16 fixed wing aircraft. Immediately following the acquisition of Era, the Company combined Era’s helicopter business with its pre-existing helicopter services and began a process to sell Era’s regional airline service business that included its fixed wing aircraft. During the six months ended June 30, 2005, the purchase price of $118.1 million was reduced by $4.8 million resulting from the final determination of acquired working capital partially offset by additional closing costs. The purchase price allocation will be completed in 2005. The Company does not expect the acquisition of Era to result in the recognition of goodwill.

Effective May 27, 2005, the Company sold Era’s regional airline service business, previously “held for sale,” for $15.0 million. Sale proceeds, paid to the Company in July 2005, were reported in “Trade and other receivables” in the Company’s Condensed Consolidated Balance Sheet at June 30, 2005. The operating results of the regional airline service business, including $15.3 million of operating revenues earned in the six months ended June 30, 2005, have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Operations. The Company also sold other previously “held for sale” Era assets for $3.7 million, including 1 helicopter and 4 fixed wing aircraft, during the second quarter of 2005.

5.             Construction Reserve Funds

During the second quarter of 2005, the Company withdrew $50.9 million from its joint depository construction reserve fund accounts with consent of the Maritime Administration. The withdrawals reimbursed the Company for prior purchases of dry cargo hopper and chemical tank barges and an anchor handling towing supply vessel. These withdrawals were partly offset by the Company’s deposit into its joint depository construction reserve fund accounts of additional offshore support vessel sale proceeds and interest earned on invested fund balances during the six months ended June 30, 2005.

Construction reserve fund accounts were established by the Company pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with the statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels.

6.             Commitments and Contingencies

The Company’s unfunded capital commitments as of June 30, 2005 for new helicopters, new dry cargo covered hopper barges, new offshore support vessels and other equipment totaled $342.7 million. Of these commitments, up to approximately $160.0 million may be terminated without liability other than the payment of liquidated damages of $3.0 million in the aggregate. Deliveries are expected in 2005 through 2009 for helicopters, 2006 through 2007 for barges and 2005 for offshore support vessels. In addition to these purchase commitments, the Company has placed refundable deposits for additional new helicopters.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through 2009. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of June 30, 2005, the total amount guaranteed by the Company was $14.8 million.

A subsidiary of SEACOR has received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that the other providers also have received such subpoenae. SEACOR intends to provide all information requested in the response to this investigation.

7.             Long-Term Debt

In 2005, the Company borrowed $65.0 million ($15.0 million on June 3, 2005 and $50.0 million on July 5, 2005) under its revolving credit facility and, as of August 3, 2005, $132.8 million remains available for future borrowings under that facility. The Company’s revolving credit facility terminates in February 2007. Repayments of long-term debt in 2005, principally related to an obligation due an offshore vessel builder, totaled $13.2 million.

8.           Income Taxes

As a result of the American Jobs Creation Act of 2004, the Company believes it will be in the position to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25%, which would result in tax obligations significantly less than the deferred taxes previously provided for its unremitted earnings of foreign subsidiaries. The Company is exploring the full impact of the legislation and will finalize its repatriation plan during 2005. In accordance with FASB Staff Position FAS 109-2, the Company will recognize the income tax benefit of this special one-time dividends received deduction in the period that the Company has decided on a plan for repatriation.

9.             Authorized Shares of Common Stock

At the annual meeting of stockholders on June 27, 2005, the holders of Common Stock approved an amendment to SEACOR’s Restated Certificate of Incorporation increasing the number of authorized shares of SEACOR from 40,000,000 shares to 60,000,000 shares. To effect this change, SEACOR amended its certificate of incorporation.

10.        Stock and Debt Repurchases

During the six months ended June 30, 2005, the Company acquired a total of 84,647 shares of Common Stock for treasury at an aggregate cost of $5.6 million. As of June 30, 2005, $37.7 million of repurchase authority granted by the Company’s Board of Directors remains available for acquisition of additional shares of Common Stock, the Company’s 7.2% Senior Notes Due 2009 (“7.2% Notes”) and its 5-7/8% Senior Notes due 2012 (“5-7/8% Notes”). Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

11.          Earnings (Loss) Per Common Share

Basic earnings (loss) per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings (loss) per common share exclude certain options and share awards, totaling 110,560 in the three and six months ended June 30, 2005 and 246,645 and 355,015 in the three and six months ended June 30, 2004, respectively, as the effect of their inclusion in the computation would have been antidilutive.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2005
(in thousands, except per share data)

Basic Earnings Per Common Share	$25,124	18,349	$1.37	$43,715	18,299	$2.39
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	157		—	199
Convertible Securities	1,198	3,418		2,408	3,418
Diluted Earnings Per Common Share	$26,322	21,924	$1.20	$46,123	21,916	$2.11

2004
(in thousands, except per share data)

Basic Earnings (Loss) Per Common Share	$173	18,347	$0.01	$(2,791)	18,407	$(0.15)
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	129		—	—
Diluted Earnings (Loss) Per Common Share	$173	18,476	$0.01	$(2,791)	18,407	$(0.15)

12.          Comprehensive Income (Loss)

For the three months ended June 30, 2005 and 2004, total comprehensive income was $18.0 million and total comprehensive loss was $0.5 million, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive income was $35.6 million and total comprehensive loss was $1.4 million, respectively. Other comprehensive income (loss) consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

13.          Stock Compensation

Under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), companies could either adopt a “fair value method” of accounting for its stock based compensation plans or continue to use the “intrinsic value method” as prescribed by APB Opinion No. 25. The Company has elected to continue accounting for its stock compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net Income (Loss), As Reported	$25,124	$173	$43,715	$(2,791)
Add: Stock Based Compensation Using Intrinsic Value Method	495	347	914	764
Less: Stock Based Compensation Using Fair Value Method	(642)	(536)	(1,207)	(1,180)
Net Income (Loss), Pro Forma	$24,977	$(16)	$43,422	$(3,207)

Basic Earnings (Loss) Per Common Share:
As Reported	$1.37	$0.01	$2.39	$(0.15)
Pro Forma	1.36	0.00	2.37	(0.17)

Diluted Earnings (Loss) Per Common Share:
As Reported	$1.20	$0.01	$2.11	$(0.15)
Pro Forma	1.19	0.00	2.09	(0.17)

The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods. During the six months ended June 30, 2005, the Company issued 234,160 shares of Common Stock for restricted stock grants, director stock grants and the exercise of stock options.  In addition, the Company released from treasury 9,344 shares of Common Stock for employee stock plan purchases.

14.          New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adopting Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of the SFAS 123 disclosure of pro forma net income and earnings per share presented in Note 13. The Company will adopt the provisions of Statement 123 (R) on January 1, 2006 using the “modified prospective” approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

15.          Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Certain reclassifications of prior period information have been made to conform to the current period’s reportable segment presentation. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(in thousands)	Offshore Marine Services	Environmental Services	Inland River Services	Helicopter Services	Other	Total
For the Three Months Ended June 30, 2005
External customers	$84,028	$35,635	$27,333	$27,578	$3,257	$177,831
Intersegment	15	—	—	114	—	129
Operating revenues	84,043	35,635	27,333	27,692	3,257	177,960
Operating expenses	(50,735)	(27,347)	(16,880)	(20,349)	(1,997)	(117,308)
Administrative and general	(8,241)	(4,177)	(570)	(1,759)	(104)	(14,851)
Depreciation and amortization	(10,950)	(778)	(2,791)	(3,846)	(94)	(18,459)
Gains on asset sales	1,770	42	—	—	—	1,812
Other income (expense), primarily foreign currency	4,370	34	92	120	—	4,616
Equity in earnings of 50% or less owned companies	1,764	369	—	—	461	2,594
Reportable Segment Profit	$22,021	$3,778	$7,184	$1,858	$1,523	36,364
Corporate expenses						(4,516)
Other income (expense) not included above						5,488
Equity in earnings of 50% or less owned companies						(2,594)
Income before Taxes, Minority Interest and Equity Earnings						$34,742
For the Three Months Ended June 30, 2004
External customers	$67,008	$14,654	$10,038	$5,703	$—	$97,403
Intersegment	31	—	—	977	—	1,008
Operating revenues	67,039	14,654	10,038	6,680	—	98,411
Operating expenses	(49,858)	(10,931)	(7,282)	(6,697)	—	(74,768)
Administrative and general	(8,046)	(2,255)	(365)	(213)	—	(10,879)
Depreciation and amortization	(10,822)	(722)	(1,459)	(1,054)	—	(14,057)
Gains (losses) on asset sales	6,364	70	—	(24)	—	6,410
Other income (expense), primarily foreign currency	(687)	23	—	—	—	(664)
Equity earnings (losses) of 50% or less owned companies	909	—	—	—	(236)	673
Reportable Segment Profit (Loss)	$4,899	$839	$932	$(1,308)	$(236)	5,126
Corporate expenses						(3,369)
Other income (expense) not included above						(1,324)
Equity in earnings of 50% or less owned companies						(673)
Loss before Taxes, Minority Interest and Equity Earnings						$(240)
For the Six Months Ended June 30, 2005
External customers	$164,352	$71,528	$52,863	$48,814	$5,459	$343,016
Intersegment	41	—	—	477	74	592
Operating revenues	164,393	71,528	52,863	49,291	5,533	343,608
Operating expenses	(103,585)	(54,002)	(31,652)	(40,682)	(3,451)	(233,372)
Administrative and general	(15,742)	(7,988)	(1,078)	(3,939)	(505)	(29,252)
Depreciation and amortization	(21,620)	(1,638)	(5,388)	(7,912)	(94)	(36,652)
Gains on asset sales	14,693	39	11	585	—	15,328
Other income (expense), primarily foreign currency	3,830	41	27	192	50	4,140
Equity in earnings of 50% or less owned companies	2,860	660	—	—	691	4,211
Reportable Segment Profit (Loss)	$44,829	$8,640	$14,783	$(2,465)	$2,224	68,011
Corporate expenses						(8,704)
Other income (expense) not included above						6,352
Equity in earnings of 50% or less owned companies						(4,211)
Income before Taxes, Minority Interest and Equity Earnings						$61,448
For the Six Months Ended June 30, 2004
External customers	$132,982	$31,046	$18,614	$10,735	$—	$193,377
Intersegment	73	—	—	1,772	—	1,845
Operating revenues	133,055	31,046	18,614	12,507	—	195,222
Operating expenses	(101,250)	(23,150)	(13,272)	(12,904)	—	(150,576)
Administrative and general	(16,544)	(4,924)	(773)	(850)	—	(23,091)
Depreciation and amortization	(21,893)	(1,269)	(2,694)	(2,080)	—	(27,936)
Gains on asset sales	9,784	67	73	124	—	10,048
Other income (expense), primarily foreign currency	(131)	21	—	—	—	(110)
Equity in earnings (losses) of 50% or less owned companies	2,246	—	—	—	(1,002)	1,244
Reportable Segment Profit (Loss)	$5,267	$1,791	$1,948	$(3,203)	$(1,002)	4,801
Corporate expenses						(6,374)
Other income (expense) not included above						(2,464)
Equity in earnings of 50% or less owned companies						(1,244)
Loss before Taxes, Minority Interest and Equity Earnings						$(5,281)

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, the operation of Offshore Marine Services and Helicopter Services in a highly competitive environment, changes in foreign political, military and economic conditions, the dependence of Offshore Marine Services and Helicopter Services on several customers, industry fleet capacity, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, safety record requirements related to Offshore Marine Services and Helicopter Services, changes in foreign and domestic oil and gas exploration and production activity, vessel and helicopter-related risks of Offshore Marine Services and Helicopter Services, effects of adverse weather conditions and seasonality on Helicopter Services, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, changes in NRC’s OSRO classification, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, liability in connection with providing spill response services, the effect of international economic and political factors in inland river operations, the intense competition faced by Inland River Services, adequacy of insurance coverage, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company, and various other matters, many of which are beyond the Company’s control and other factors as described at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended December 31, 2004. The words “expect,” “anticipate,” “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Consolidated Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
Offshore Marine Services	$84,043	47%	$67,039	69%	$164,393	48%	$133,055	69%	25%	24%
Environmental Services	35,635	20%	14,654	15%	71,528	21%	31,046	16%	143%	130%
Inland River Services	27,333	15%	10,038	10%	52,863	15%	18,614	10%	172%	184%
Helicopter Services	27,692	16%	6,680	7%	49,291	14%	12,507	6%	315%	294%
Other and Eliminations	3,128	2%	(1,008)	(1)%	4,941	2%	(1,845)	(1)%	410%	368%
	$177,831	100%	$97,403	100%	$343,016	100%	$193,377	100%	83%	77%

Operating Income (Loss)	$24,643	14%	$1,748	2%	$50,966	15%	$(2,707)	(2)%	1,309%	1,983%
Other, net	10,099	6%	(1,988)	(2)%	10,482	3%	(2,574)	(1)%	608%	507%
Income (loss) before income taxes, minority interest & equity earnings	34,742	20%	(240)	0%	61,448	18%	(5,281)	(3)%	14,576%	1,264%
Income tax expense (benefit)	12,448	(7)%	169	0%	22,188	(6)%	(1,333)	1%	7,266%	1,765%
Income (loss) before minority interest & equity earnings	22,294	13%	(409)	0%	39,260	12%	(3,948)	(2)%	5,551%	1,094%
Minority interest	(154)	0%	(91)	0%	(120)	0%	(86)	0%	(69)%	(40)%
Equity earnings	2,594	1%	673	0%	4,211	1%	1,243	1%	285%	239%
Income (loss) from continuing operations	24,734	14%	173	0%	43,351	13%	(2,791)	(1)%	14,197%	1,653%
Discontinued operations	390	0%	—	0%	364	0%	—	0	N/A	N/A
Net income (loss)	$25,124	14%	$173	0%	$43,715	13%	$(2,791)	(1)%	14,423%	1,666%

Overview

The table above provides an analysis of the Company’s consolidated statements of operations for each quarter and six month period indicated. See “Item 1. Financial Statements – Note 15. Segment Information” included in Part I for additional financial information about the Company’s business segments. Additional discussions of results of operations by business segment are presented below. The Company’s operations are divided among the following four business segments: “Offshore Marine Services;” “Environmental Services;” “Inland River Services;” and “Helicopter Services.” The Company also has activities that are referred to and described under “Other.” “Other” primarily includes equity in earnings of 50% or less owned companies unrelated to our reportable business segments and our “Fixed Base Operation” acquired on December 31, 2004 in the acquisition of Era (as described in Note 4 to the financial statements). Our Fixed Base Operation sells fuel and provides ground services to transient corporate aircraft at the Ted Stevens Anchorage International Airport.

Consolidated operating revenues increased significantly in the three and six months ended June 30, 2005 (“Current Year Quarter” and “Current Six Months,” respectively) as compared to the three and six months ended June 30, 2004 (“Prior Year Quarter” and “Prior Six Months,” respectively). Demand improved for vessels in Offshore Marine Services. Spill response activities increased in Environmental Services. The fleet grew and freight rates increased in Inland River Services. The acquisition of Era significantly increased the helicopter fleet in Helicopter Services.

Consolidated net income also increased significantly in the Current Year Quarter and Current Six Months due principally to those factors affecting the operating revenues and as a result of increased marketable security sales and foreign currency exchange gains that were reported in “Other, net” and equity earnings of 50% or less owned companies. Increased vessel sale gains in the first quarter of 2005 additionally improved profits in the Current Six Months.

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
United States	$45,062	54%	$29,416	44%	$85,703	52%	$57,759	44%	53%	48%

United Kingdom	14,338	17%	16,725	25%	32,371	20%	33,653	25%	(14)%	(4)%
West Africa	13,781	16%	11,694	17%	26,333	16%	24,182	18%	18%	9%
Latin America/Mexico	6,293	7%	6,375	10%	11,653	7%	11,409	9%	(1)%	2%
Asia	4,024	5%	2,621	4%	7,303	4%	5,479	4%	54%	33%
Other	545	1%	208	0%	1,030	1%	573	0%	162%	80%
Total Foreign	38,981	46%	37,623	56%	78,690	48%	75,296	56%	4%	5%
	$84,043	100%	$67,039	100%	$164,393	100%	$133,055	100%	25%	24%
Operating Income	$15,887	19%	$4,677	7%	$38,139	23%	$3,152	2%	240%	1,110%

Operating Revenues.  An improvement in demand for offshore support services that began in the third quarter of 2004 continued through the Current Six Months. This improvement resulted in higher rates per day worked and utilization for Offshore Marine Services’ vessels, which increased operating revenues approximately $10.7 million and $21.7 million in the Current Year Quarter and Current Six Months, respectively. Of these increases, 75% and 80%, respectively, resulted from improved rates per day worked and 25% and 20%, respectively, resulted from improved vessel utilization. Rates per day worked and utilization improved for many of the Company’s vessels operating in the U.S. Gulf of Mexico, offshore West Africa, the North Sea and Asia.

The Company continually assesses its asset portfolio and regularly buys, sells and charters vessels in an effort to align Offshore Marine Services’ fleet mix with the needs of customers. Adjustments in fleet mix have resulted in increased operating revenues of $4.6 million and $6.3 million in the Current Year Quarter and Current Six Months. Offshore Marine Services acquired four used anchor handling towing supply and one new crew vessel in the U.S. and sold six supply, two crew and one each anchor handling towing supply, towing supply and mini-supply vessel from its North Sea, West African and U.S. Gulf of Mexico fleets in the Current Six Months.

A net increase in the number of vessels entering time charter-out service upon concluding bareboat-out charter arrangements resulted in increased operating revenues of $2.3 million and $4.2 million in the Current Year Quarter and Current Six Months. Several of Offshore Marine Services’ vessels returned to the U.S. Gulf of Mexico for time-charter-out operations upon concluding bareboat charter-out activities in Latin America and Mexico.

A strengthening between comparable periods in the Pound Sterling currency relative to the U.S. dollar increased operating revenues of Offshore Marine Services’ North Sea operations by $0.4 million and $0.9 million in the Current Year Quarter and Current Six Months.

Improved results in the Current Year Quarter and Current Six Months were offset by decreased operating revenues earned in the U.S. Gulf of Mexico logistical operations of Offshore Marine Services.

Operating Income.  Operating income increased significantly in the Current Year Quarter and Current Six Months. Improved rates per day worked and vessel utilization and fleet modernization contributed significantly to increased profitability in Offshore Marine Services. These improvements were partly offset by increased vessel operating expenses. Vessel repair and maintenance expenses, seamen redundancy costs associated with workforce reductions and fuel costs for foreign vessel operations increased in the Current Year Quarter and Current Six Months. Administrative expenses remained constant in the Current Year Quarter and declined slightly in the Current Six Months.

Results in the Current Year Quarter and Current Six Months included gains from asset sales of $1.8 million and $14.7 million, respectively, a decrease of $4.6 million and an increase of $4.9 million as compared to the Prior Year Quarter and Prior Six Months. At dates of disposition, the aggregate carrying value for the 11 vessels sold in the Current Six Months was $92.6 million.

Although reported operating revenues increased due to the strengthening in the Pound Sterling currency relative to the U.S. dollar, currency exchange rate fluctuations had no material effect on operating income, because Offshore Marine Services also pays related operating expenses in that same currency.

The table below sets forth operational data for Offshore Marine Services during the periods indicated.

	Three Months		Six Months		Percent Change
	Ended June 30,		Ended June 30,		3 Mos	6 Mos
	2005	2004	2005	2004	‘05 / ‘04	‘05 / ‘04
Rates Per Day Worked ($):
Anchor Handling Towing Supply – Domestic	23,850	19,115	28,075	17,417	25%	61%
Anchor Handling Towing Supply – Foreign	10,228	9,539	10,741	9,048	7%	19%
Crew – Domestic	4,010	3,049	4,758	3,044	32%	56%
Crew – Foreign	4,768	4,127	4,737	4,099	16%	16%
Mini-supply – Domestic	3,318	2,862	3,854	2,890	16%	33%
Mini-supply – Foreign	4,175	3,555	4,387	3,517	17%	25%
Other	N/A	N/A	17,000	N/A	N/A	N/A
Standby safety – Foreign	8,228	7,719	8,229	7,707	7%	7%
Supply – Domestic	7,255	5,994	9,416	6,149	21%	53%
Supply – Foreign	9,350	9,729	12,794	9,397	(4)%	36%
Towing – Domestic	10,083	6,040	11,687	6,047	67%	93%
Towing – Foreign	7,581	6,775	7,280	6,667	12%	9%
Overall Utilization:
Anchor Handling Towing Supply – Domestic	83.9%	68.3%	85.5%	68.3%	23%	25%
Anchor Handling Towing Supply – Foreign	75.3%	63.9%	75.0%	62.7%	18%	20%
Crew – Domestic	90.4%	87.3%	88.3%	83.4%	4%	6%
Crew – Foreign	84.0%	94.9%	86.3%	94.3%	(11)%	(8)%
Mini-supply – Domestic	92.1%	86.7%	87.3%	84.1%	6%	4%
Mini-supply – Foreign	56.8%	86.5%	39.4%	84.6%	(34)%	(53)%
Other	0%	N/A	16.6%	0%	0%	N/A
Standby safety – Foreign	88.8%	85.9%	89.5%	86.4%	3%	4%
Supply – Domestic	95.9%	76.1%	80.9%	73.8%	26%	10%
Supply – Foreign	78.5%	72.8%	71.2%	73.1%	8%	(3)%
Towing – Domestic	91.0%	91.8%	86.7%	70.7%	(1)%	23%
Towing – Foreign	96.0%	61.8%	93.3%	64.9%	55%	44%
Overall Fleet	87.9%	83.2%	85.7%	80.8%	6%	6%

	Three Months		Six Months		Percent Change
	Ended June 30,		Ended June 30,		3 Mos	6 Mos
	2005	2004	2005	2004	‘05 / ‘04	‘05 / ‘04
Available Days:
Anchor Handling Towing Supply – Domestic	576	273	841	577	111%	46%
Anchor Handling Towing Supply – Foreign	728	741	1,389	1,465	(2)%	(5)%
Crew – Domestic	5,188	4,556	8,707	9,379	14%	(7)%
Crew – Foreign	1,509	1,365	2,836	2,730	11%	4%
Mini-supply – Domestic	2,275	2,435	3,812	4,892	(7)%	(22)%
Mini-supply – Foreign	152	273	273	546	(44)%	(50)%
Other	91	N/A	181	91	100%	99%
Standby safety – Foreign	1,911	1,911	3,801	3,822	0%	(1)%
Supply – Domestic	369	731	762	1,521	(50)%	(50)%
Supply – Foreign	450	910	1,008	1,820	(51)%	(45)%
Towing – Domestic	364	182	600	455	100%	32%
Towing – Foreign	811	837	1,621	1,863	(3)%	(13)%
Overall Fleet	14,424	14,214	25,831	29,161	1%	(11)%

			Percent
	As of June 30,		Change
	2005	2004	‘05 / ‘04
Fleet Count:
Anchor Handling Towing Supply – Domestic	8	4	100%
Anchor Handling Towing Supply – Foreign	13	14	(7)%
Crew – Domestic	57	49	16%
Crew – Foreign	24	26	(8)%
Mini-supply – Domestic	25	26	(4)%
Mini-supply – Foreign	4	5	(20)%
Other	2	1	100%
Standby safety – Foreign	27	27	0%
Supply – Domestic	5	8	(38)%
Supply – Foreign	9	14	(36)%
Towing – Domestic	4	2	100%
Towing – Foreign	28	31	(10)%
Overall Fleet	206	207	(1)%

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
United States	$31,662	89%	$13,086	89%	$62,960	88%	$28,603	92%	142%	120%
Foreign	3,973	11%	1,568	11%	8,568	12%	2,443	8%	153%	251%
	$35,635	100%	$14,654	100%	$71,528	100%	$31,046	100%	143%	130%
Operating Income	$3,375	9%	$816	6%	$7,939	11%	$1,770	6%	314%	349%

Operating Revenues.  Results improved in both the Current Year Quarter and Current Six Months due largely to increased spill response activities, retainer fees and expanded services internationally. Environmental Services completed its response in the Current Year Quarter to a major oil spill on the Delaware River that began in December 2004. Retainer fees charged by Environmental Services for ensuring by contract the availability of response services and equipment to customers were increased in the first quarter of 2005. Environmental Services commenced oil spill response services in the Caspian region in the third quarter of 2004.

Spill response activities approximated 20% and 36%, of Environmental Services operating revenues in the Current Year Quarter and Current Six Months, respectively, compared to 16% and 22% in the Prior Year Quarter and Prior Six Months.

Operating Income.  Results improved in the Current Year Quarter and Current Six Months due to improved operating revenues and profitability on spill response and retainer activities.

The operating results of Environmental Services are very dependent on the number of spills in a given period and the magnitude of each spill. Consequently, spill response revenues and related profits can vary materially between comparable periods, and the operating revenues and profits earned in any one period are not indicative of a trend or of anticipated results in future periods.

Cost of oil spill response activities can include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor, equipment and materials provided by Environmental Services. Profits earned on equipment intensive responses tend to be better than profits earned on labor intensive responses. The cost of equipment is largely fixed in relation to the capital investment whereas the cost of labor is variable. Further, labor costs can increase significantly when overtime payments are required as is typically in the case with emergency responses that occur outside of normal business hours. Profit margins can also vary based on the use of our own personnel and equipment resources versus the use of third party personnel and equipment.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
U. S. only	$27,333	100%	$10,038	100%	$52,863	100%	$18,614	100%	172%	184%
Operating Income	$7,092	26%	$932	9%	$14,756	28%	$1,948	10%	661%	657%

Operating Revenues.  Fleet expansion, as a consequence of additional barges and towboats entering service, significantly increased Inland River Services’ operating revenues in the Current Year Quarter and Current Six Months. Net fleet additions included 358 dry cargo hopper barges, 36 chemical tank barges and 3 towboats since the beginning of 2004. Fleet growth increased available operating barge days 53% in the Current Six Months.

Operating revenues also increased in the Current Year Quarter and Current Six Months due to rising freight rates for dry bulk commodities. Demand strengthened for non-grain commodity shipping capacity. Availability of dry cargo barges declined due to an aging industry-wide fleet. Freight rates additionally improved in the Current Six Months as a result of shortages in supply of dry cargo barges in the first quarter of 2005 caused by adverse river conditions.

As of June 30, 2005, Inland River Services operated a fleet of 1,114 dry cargo hopper barges, of which 719 were owned, 182 were chartered in, 207 were managed and 6 were six joint ventured. Inland River Services also owns 36 chemical tank barges and 6 towboats, 3 of which are joint-ventured.

Operating Income.  Operating income increased in the Current Year Quarter and Current Six Months due to barge fleet expansion and improved profitability that resulted from increased freight rates. These operating income improvements were partly offset by higher operating expenses. Barge towing expenses increased significantly due primarily to rising fuel costs.

Helicopter Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
U. S.	$27,184	98%	$6,680	100%	$48,783	99%	$12,507	100%	307%	290%
Foreign	508	2%	—	0%	508	1%	—	0%	100%	100%
	27,692	100%	6,680	100%	49,291	100%	12,507	100%	315%	294%
Operating Income (Loss)	$1,738	6%	$(1,308)	(20)%	$(2,657)	(5)%	$(3,203)	(26)%	233%	17%

Operating Revenues.  Operating revenues increased in the Current Year Quarter and Current Six Months due principally to fleet expansion in Helicopter Services. On December 31, 2004, the Company acquired Era from Rowan Companies, Inc. At acquisition, Era owned 81 helicopters.

Operating Income (Loss).  Results improved for Helicopter Services in the Current Year Quarter and Current Six Months due to the Era acquisition.

Results also improved in comparison to the immediately preceding quarter. Twenty-two Era helicopters that support seasonal firefighting and flightseeing activities commenced operation in the Current Year Quarter. Additionally, Era’s maintenance expenses decreased between quarters as repairs were accelerated in the preceding quarter for helicopters entering seasonal service.

The operating results of Helicopter Services in the Current Year Quarter and Current Six Months included approximately $0.2 million and $0.9 million, respectively, of nonrecurring charges, principally associated with the integration of Era.

As of June 30, 2005, Helicopter Services operated a fleet of 99 owned, 16 leased-in and 1 managed helicopter.

Other and Corporate, included in Operating Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Fixed Base Operation	$1,067	(31)%	$—	0%	$1,488	(21)%	$—	0%	N/A	N/A
Corporate expense	(4,516)	131%	(3,369)	100%	(8,704)	121%	(6,374)	100%	(34)%	(37)%
Other	—	0%	—	0%	5	0%	—		N/A	N/A
	$(3,449)	100%	$(3,369)	100%	$(7,211)	100%	$(6,374)	100%

Fixed Base Operation, acquired in the December 31, 2004 Era acquisition, sells fuel and provides ground services to transient corporate aircraft at the Ted Stevens Anchorage International Airport. Corporate expenses increased in the Current Year Quarter and Current Six Months due to increased business development, public filing and incentive based compensation plan costs.

Other, net

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Net interest expense	$(3,066)	(30)%	$(3,725)	187%	$(6,978)	(67)%	$(7,724)	300%	18%	10%
Derivative loss, net	(178)	(2)%	(560)	28%	(1,768)	(17)%	(481)	19%	68%	(268)%
Foreign currency transaction gains (losses), net	4,401	44%	(689)	35%	3,852	37%	(223)	9%	739%	1,827%
Marketable securities sale gains, net	8,502	84%	2,753	(138)%	14,736	141%	5,502	(214)%	209%	168%
Other, net	440	4%	233	(12)%	640	6%	352	(14)%	89%	82%
	$10,099	100%	$(1,988)	100%	$10,482	100%	$(2,574)	100%

Combined other income and expense activities improved profitability in the Current Year Quarter and Current Six Months. Net interest expense declined in 2005 as increased interest earnings on temporary cash investments exceeded rising interest expense that resulted from the Company’s sale in December 2004 of $250.0 million of its 2.875% convertible senior debentures. Losses recognized on derivative transactions in all reported periods related primarily to foreign currency contracts. Foreign currency transaction gains and losses in all reported periods resulted from the effect of currency exchange rate changes with respect to loans between SEACOR and certain of its foreign subsidiaries and other transactions denominated in currencies other than the functional currency of various SEACOR subsidiaries. Marketable securities sale gains in all reported periods included net gains from the sale of equity and fixed income marketable securities and short-sale positions.

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

Equity Earnings

Equity earnings increased $1.9 million, or 285%, to $2.6 million in the Current Year Quarter from $0.7 million in the Prior Year Quarter and $3.0 million, or 239%, to $4.2 million in the Current Six Months from $1.2 million in the Prior Six Months. Operating results improved in several entities in which the Company owns a 50% or less equity interest, including its bulk carrier joint venture and certain offshore marine and environmental joint ventures. Additionally, results for 2004 included a loss on the disposition of an Asian joint venture as well as an impairment charge relating to the Company’s investment in an entity that develops and sells software to the ship brokerage and shipping industry.

Loss from Discontinued Operations

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era, the owner of 81 helicopters and 16 fixed wing aircraft. Immediately following the acquisition of Era, the Company combined Era’s helicopter business with its pre-existing helicopter services and began a process to sell Era’s regional airline service business, including its fixed wing aircraft. Effective May 27, 2005, the Company sold Era’s regional airline service business, previously “held for sale,” for cash of $15.0 million. The operating results of the regional airline service business, including $15.3 million of operating revenues earned in the Current Six Months, have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Operations.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from the funding of working capital needs, acquisition, construction or improvement of equipment, repayment of debt obligations, repurchase of Common Stock and purchase of other investments. Principal sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility although, from time to time, the Company may issue debt, shares of Common Stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment. Fleet size, rates of hire and utilization of the Company’s offshore support vessels, inland barges and helicopters and the number and severity of oil spills managed by Environmental Services primarily determine the Company’s levels of operating cash flows.

Summary of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2005	2004
Cash flows provided by or (used) in:
Operating activities	$49,076	$268
Investing activities	117,019	(48,898)
Financing activities	(985)	(2,495)
Effect of exchange rate changes on cash	(2,310)	847
Net increase (decrease) in cash and cash equivalents	$162,800	$(50,278)

Operating Activities

Cash flows from operating activities improved in the Current Six Months due primarily to improved operating results in all of the Company’s lines of business (see Consolidated Results of Operations discussion above).

Investing Activities

Cash flows from investing activities improved in the Current Six Months primarily from increased proceeds from equipment and marketable securities sales and as a result of withdrawals from construction reserve funds for future purchase of vessels or barges. These additional cash flows were partially offset by an increase in purchases of equipment and marketable securities.

Capital expenditures aggregated $145.0 million in the Current Six Months. Equipment deliveries during the period included 4 used anchor handling towing supply vessels and 1 new crew vessel, 45 new dry cargo covered hopper and 16 new chemical tank barges. Also in the Current Six Months, the Company sold 11 offshore support vessels, 4 helicopters, held for sale assets and other equipment for aggregate consideration of $112.3 million.

In the Current Six Months, the Company withdrew $50.9 million from its joint depository construction reserve fund accounts with consent of the Maritime Administration. The withdrawals reimbursed the Company for prior purchases of dry cargo hopper and chemical tank barges and an anchor handling towing supply vessel. These withdrawals were partly offset by the Company’s deposit into its joint depository construction reserve fund accounts of additional offshore support vessel sale proceeds and interest earned on invested fund balances.

Construction reserve fund accounts were established by the Company pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with the statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels.

The Company’s unfunded capital commitments as of June 30, 2005 for new helicopters, new dry cargo covered hopper barges, new offshore support vessels and other equipment totaled $342.7 million. Of these commitments, up to approximately $160.0 million may be terminated without liability other than the payment of liquidated damages of $3.0 million in the aggregate. Deliveries are expected in 2005 through 2009 for helicopters, 2006 through 2007 for barges, and 2005 for offshore support vessels. In addition to these purchase commitments, the Company has placed refundable deposits on additional new helicopters.

Financing Activities

Cash flows from financing activities improved in the Current Six Months due primarily to a reduction in purchases of Common Stock, increased borrowings under the Company’s revolving credit facility and additional cash received on exercise of stock options significantly offset by repayment of an obligation due an offshore vessel builder.

In the Current Six Months, the Company acquired a total of 84,647 shares of Common Stock for treasury at an aggregate cost of $5.6 million. As of June 30, 2005, $37.7 million of repurchase authority granted by the Company’s Board of Directors remains available for acquisition of additional shares of Common Stock and the Company’s 7.2% Notes and its 5-7/8% Notes. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Financial Position

Total assets of the Company increased 2% to $1.8 billion in 2005. The Company’s combined cash, available-for-sale securities and construction reserve funds increased 8% to $533.4 million and represented 30% of total assets at June 30, 2005. Net property and equipment increased 1% to $934.2 million and represented 52% of the Company’s total assets at June 30, 2005. Net working capital increased 18% to $539.7 million in 2005. Since December 31, 2004, long-term debt increased $15.1 million to $597.5 million.

As of August 3, 2005, the Company had $132.8 million available under a five year, non-reducing, unsecured $200.0 million revolving credit facility that terminates in February 2007.

Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations in the near term and these cash flows will be adequate to meet the Company’s working capital requirements and contribute toward defraying costs of its capital expenditures. As in the past and in further support of the Company’s acquisition and capital expenditure programs, the Company intends to sell vessels, enter into sale and leaseback transactions for vessels, utilize construction reserve funds, utilize borrowing capacity under its revolving credit facility, or a combination thereof. To the extent the Company relies on existing cash balances, proceeds from the sale of available-for-sale securities or construction reserve funds, the Company’s liquidity would be reduced.

The Company’s long-term liquidity is dependent upon its ability to generate operating cash flows sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders’ investment. The Company believes that earning such operating cash flows will permit it to maintain its access to favorably priced debt, equity and off-balance sheet financing arrangements.

Seabulk Merger

On July 1, 2005, SEACOR completed its merger with Seabulk International, Inc. (“Seabulk”). With a fleet of 144 vessels, Seabulk is a leading provider of marine support and transportation services, primarily to the energy and chemical industries. Seabulk’s offshore energy services fleet supports operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, South America and Southeast Asia. Seabulk’s tanker fleet, principally comprised of U.S.-flag ships, transports petroleum products, crude oil and chemicals. Seabulk’s marine towing fleet provides harbor towing services from ports in Florida, Alabama, Louisiana and Texas and offshore towing services primarily in the Gulf of Mexico.

Under the terms of the merger agreement, Seabulk’s stockholders received 0.2694 shares of Common Stock, plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. Based on SEACOR’s closing price of $64.30 on June 30, 2005, Seabulk stockholders have received $21.32 in SEACOR stock and cash for each share of Seabulk common stock exchanged. Seabulk stock ceased trading at the close of business on June 30, 2005.

The aggregate equity value of the transaction was approximately $521.7 million, based on SEACOR issuing 6,354,642 shares of Common Stock, 394,446 options to purchase Common Stock, plus additional cash consideration of approximately $94.4 million. The cash portion of the transaction was financed with $50.0 million of additional borrowings under SEACOR’s existing revolving credit facility and internally generated funds.

Contingencies

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s financial position or results of its operations.

A subsidiary of SEACOR has received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that the other providers also have received such subpoenae. Seacor intends to provide all information requested in the response to this investigation.

New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adopting Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of the SFAS 123 disclosure of pro forma net income and earnings per share presented in note 13 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report. The Company will adopt the provisions of Statement 123 (R) on January 1, 2006 using the “modified prospective” approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the six-months ended June 30, 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.              CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

In conducting management's evaluation of the effectiveness of the Company's internal control over financial reporting, the operations of Era, acquired on December 31, 2004, were excluded. This business constituted approximately $106 million of total assets as of June 30, 2005.

The Company has recently completed the implementation of a suite of software applications used to accumulate financial data for reporting the business activities of an Environmental Services’ West Coast operation and Helicopter Services’ Era operations. This software application implementation was not made in response to any deficiency in the Company’s internal controls and the same suite of software applications have been generally used in the Company’s worldwide operation since the beginning of 2003.

Except for the preceding change, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Six Months that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
April 1 – 30, 2005	—	N/A	—	$37,704,005
May 1 – 31, 2005	—	N/A	—	$37,704,005
June 1 – 30, 2005	—	N/A	—	$37,704,005
Total	—	N/A	—

(1) Beginning in February 1997 and increased at various times through November 2003, the Board of Directors authorized the repurchase of $347.0 million of Common Stock, debt or combination thereof. Through June 30, 2005, the Company has repurchased $231.1 million and $78.2 million of Common Stock and debt, respectively.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on June 27, 2005. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes

1. Election of Directors:
Charles Fabrikant	17,058,309	N/A	210,037	N/A	N/A
Andrew Morse	13,089,380	N/A	4,178,966	N/A	N/A
Michael E. Gellert	17,086,459	N/A	181,887	N/A	N/A
Stephen Stamas	17,045,458	N/A	222,888	N/A	N/A
Richard M. Fairbanks III	17,148,177	N/A	120,169	N/A	N/A
Pierre de Demandolx	17,146,779	N/A	121,567	N/A	N/A
John C. Hadjipateras	17,212,972	N/A	55,374	N/A	N/A
Oivind Lorentzen	17,212,972	N/A	55,374	N/A	N/A
James A.F. Cowderoy	17,082,102	N/A	186,244	N/A	N/A
Steven J. Wisch	17,212,972	N/A	55,374	N/A	N/A

2. The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005	17,209,059	59,226	N/A	61	0
3. An amendment to SEACOR’s restated certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000	17,092,252	175,419	N/A	675	0
4. To approve the issuance of SEACOR common stock in the merger of Seabulk International, Inc. with a wholly owned subsidiary of SEACOR	15,355,204	23,261	N/A	175	1,889,706

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

SEACOR Holdings Inc. (Registrant)

DATE: AUGUST 9, 2005	By:	/s/ Charles Fabrikant
Charles Fabrikant, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

DATE: AUGUST 9, 2005	By:	/s/ Randall Blank
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