Form 10-Q
period 2005-09-30
SEACOR HOLDINGS INC /NEW/
filed 2005-11-15
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 2005           or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of November 7, 2005 was 25,015,318. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$469,513	$214,389
Restricted cash	46,781	—
Available-for-sale securities	32,503	136,992
Trade and other receivables, net of allowance for doubtful accounts of $12,606 and $3,357, respectively	267,108	193,050
Inventories	23,879	18,837
Prepaid expenses and other current assets	27,506	35,453
Total current assets	867,290	598,721
Investments, at Equity, and Receivables from 50% or Less Owned Companies	46,750	47,870
Property and Equipment	2,113,818	1,236,261
Less accumulated depreciation	(329,735)	(310,674)
Net property and equipment	1,784,083	925,587
Construction Reserve Funds	102,008	144,006
Goodwill	87,285	28,755
Intangible Assets	39,906	4,566
Other Assets	31,847	16,504
	$2,959,169	$1,766,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,994	$13,228
Current portion of capital lease obligation	3,170	—
Accounts payable and accrued expenses	64,442	63,461
Other current liabilities	131,790	65,797
Total current liabilities	209,396	142,486
Long-Term Debt	1,098,363	582,367
Capital lease obligations	28,068
Deferred Income Taxes	303,989	211,542
Deferred Income and Other Liabilities	32,691	28,988
Minority Interest in Subsidiaries	6,634	6,869
Stockholders’ Equity:
Common stock, $.01 par value, 31,318,651 and 24,545,428 shares issued at September 30, 2005 and December 31, 2004	313	245
Additional paid-in capital	857,637	412,210
Retained earnings	615,485	551,273
Treasury stock, 6,310,090 and 6,237,932 shares at September 30, 2005 and December 31, 2004, at cost	(202,979)	(197,850)
Unamortized restricted stock compensation	(4,271)	(2,423)
Accumulated other comprehensive income -
Cumulative translation adjustments	11,089	18,296
Unrealized gain on available-for-sale securities	2,754	12,006
Total stockholders’ equity	1,280,028	793,757
	$2,959,169	$1,766,009

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Revenues	$294,869	$116,486	$637,885	$309,863

Costs and Expenses:
Operating expenses	180,136	79,134	412,916	227,923
Administrative and general	31,115	14,900	68,939	43,833
Depreciation and amortization	46,535	14,352	83,309	42,469
	257,786	108,386	565,164	314,225

Gains (Losses) on Asset Sales and Impairments	(618)	(119)	14,710	9,636

Operating Income	36,465	7,981	87,431	5,274

Other Income (Expense):
Interest income	4,754	2,180	12,917	5,222
Interest expense	(16,541)	(5,565)	(31,682)	(16,331)
Derivative loss, net	(4,425)	(140)	(6,193)	(621)
Foreign currency transaction gains (losses), net	2,436	(184)	6,288	(407)
Marketable securities sale gains (losses), net	10,388	(756)	25,124	4,746
Other, net	891	79	1,531	431
	(2,497)	(4,386)	7,985	(6,960)
Income (Loss) from Continuing Operations Before Income Tax Expense, Minority Interest in (Income) Loss of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	33,968	3,595	95,416	(1,686)
Income Tax Expense	13,894	1,511	36,082	178
Income (Loss) from Continuing Operations Before Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	20,074	2,084	59,334	(1,864)
Minority Interest in (Income) Loss of Subsidiaries	223	(108)	103	(194)
Equity in Earnings of 50% or Less Owned Companies	200	1,388	4,411	2,631
Income from Continuing Operations	20,497	3,364	63,848	573
Income from Discontinued Operations, net of $196 in income tax expense	—	—	364	—
Net Income	$20,497	$3,364	$64,212	$573

Basic Earnings Per Common Share:
Income from Continuing Operations	$0.83	$0.18	$3.12	0.03
Income from Discontinued Operations	—	—	0.01	—
Net Income	$0.83	$0.18	$3.13	0.03

Diluted Earnings Per Common Share:
Income from Continuing Operations	$0.76	$0.18	$2.79	0.03
Income from Discontinued Operations	—	—	0.02	—
Net Income	$0.76	$0.18	$2.81	0.03

Weighted Average Common Shares Outstanding:
Basic	24,789	18,211	20,486	18,341
Diluted	28,562	18,357	24,151	18,496

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004

Net Cash Provided by Operating Activities	$102,440	$9,356

Cash Flows from Investing Activities:
Purchase of property and equipment	(178,709)	(129,859)
Purchase of third party contracts	—	(2,893)
Proceeds from asset sales, including those previously held for sale	223,349	63,049
Purchase of available-for-sale securities	(104,160)	(89,803)
Proceeds from sale of available-for-sale securities	215,093	62,814
Investments in and advances to 50% or less owned companies	(859)	(554)
Principal payments on notes due from 50% or less owned companies	142	3,367
Proceeds on sale of investments in 50% or less owned companies	—	5,133
Dividends received from 50% or less owned companies	5,279	1,115
Net increase in restricted cash	(14,523)	—
Net (increase) decrease in construction reserve funds	41,998	(17,143)
Investment in note due from non-affiliate	—	(5,352)
Principal payments on note due from non-affiliate	7,319	42
Cash settlements of derivative transactions	485	(306)
Seabulk Merger, net of cash acquired	(69,498)	—
Acquisition of Era Aviation, Inc., adjustments to purchase price	4,793	—
Sale of Discontinued Operation	15,000	—
Net cash provided by (used in) investing activities	145,709	(110,390)

Cash Flows from Financing Activities:
Payments of long-term debt	(58,139)	(82)
Proceeds from issuance of long term debt	64,819	50,000
Proceeds from share award plans	6,728	1,418
Common stock acquired for treasury	(6,026)	(14,920)
Other	(245)	62
Net cash provided by financing activities	7,137	36,478

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(162)	660

Net Increase (Decrease) in Cash and Cash Equivalents	255,124	(63,896)
Cash and Cash Equivalents, Beginning of Period	214,389	263,135
Cash and Cash Equivalents, End of Period	$469,513	$199,239

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The condensed consolidated financial information for the three and nine months ended September 30, 2005 and 2004 has been prepared by the Company and was not audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries, which effective July 1, 2005 include Seabulk International, Inc. (“Seabulk” – see Note 2). In the opinion of management, all adjustments (consisting of normal recurring adjustments and those described in Note 2) have been made to present fairly the Company’s financial position as of September 30, 2005 and its results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

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

2.             Seabulk Merger and Disposition of Held for Sale Seabulk Assets

On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). Under the terms of the merger agreement, Seabulk’s stockholders received 0.2694 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. Based on the closing price of Common Stock on June 30, 2005 of $64.30 per share, Seabulk stockholders received $21.32 in Common Stock and cash for each share of Seabulk common stock exchanged. The Company’s purchase price was approximately $522.7 million, including 6,354,642 shares of Common Stock, 394,446 options to purchase Common Stock, plus additional cash consideration and deal costs of approximately $96.9 million.  Immediately after the merger, Seabulk had unrestricted cash of $27.4 million and outstanding debt of $537.6 million at fair value.

The Seabulk Merger was accounted for as a purchase with SEACOR as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Accordingly, SEACOR has performed a preliminary fair value analysis and the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their estimated fair values as of July 1, 2005, with the excess of purchase price over fair value recorded as goodwill in the amount of $59.3 million.  Changes to the preliminary fair value analysis are expected as valuations of assets and liabilities are finalized and additional information becomes available.

As part of the fair value analysis, Seabulk designated certain vessels as held for sale which aggregated $96.1 million as of July, 1, 2005, including two foreign-flag double-hulled product tankers, one tug and 13 offshore supply vessels.  During the three months ended September 30, 2005, Seabulk sold the two foreign-flag double-hull product tankers, one tug and three offshore supply vessels for aggregate consideration of $87.9 million.  No gain or loss on the sale of the vessels was recorded as the fair value of the vessels was equal to the sales price.

Pro forma Information – The following pro forma information has been prepared as if the acquisition of Seabulk had occurred on January 1, 2005. This pro forma information has been prepared for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had taken place on that date, nor does it purport to be indicative of the future operating results of the Company.

	For the Nine Months Ended September 30,
(in thousands, except per share data)	Reported	Pro forma

Revenue	$637,885	$830,153
Operating Income	87,431	96,417
Net Income	64,212	57,459

Basic Earnings Per Common Share	$3.13	$2.33
Diluted Earnings Per Common Share	2.81	2.14

3.             Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures aggregated $178.7 million in the nine months ended September 30, 2005. Equipment deliveries during the period included 4 used anchor handling towing supply vessels, 3 new crew vessels, 75 new dry cargo covered hopper barges, 24 new chemical tank barges and 5 new helicopters. In addition to the disposition of assets designated as held for sale, the Company sold 13 offshore support vessels, 6 helicopters and other equipment for aggregate consideration of $131.7 million in the nine months ended September 30, 2005.

Equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method.  Estimated useful lives are generally 20 years from date of build for offshore support vessels and related equipment, 25 years from date of build or the required retirement date of the vessels as determined by the Oil Pollution Act of 1990 for marine transportation tankers, 20 years from date of build for inland river dry cargo and chemical tank barges, over 12 years from date of build for helicopters and related equipment, over 40 years from date of build for harbor and offshore tugs, and over 2 to 15 for all other equipment.

4.           Acquisition of Era Aviation, Inc. and Disposition of Held for Sale Era Assets

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. (“Era”), the owner of 81 helicopters and 16 fixed wing aircraft. Immediately following the acquisition of Era, the Company combined Era’s helicopter business with its pre-existing helicopter services and began a process to sell Era’s regional airline service business that included its fixed wing aircraft. During the nine months ended September 30, 2005, the purchase price of $118.1 million was reduced by $4.8 million resulting from the final determination of post-closing working capital adjustments partially offset by additional closing costs.

Effective May 27, 2005, the Company sold Era’s regional airline service business, previously “held for sale,” for $15.0 million. The operating results of the regional airline service business, including $15.3 million of operating revenues earned in the nine months ended September 30, 2005, have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Operations. The Company also sold other previously “held for sale” Era assets for $3.7 million, including 1 helicopter and 4 fixed wing aircraft, during the second quarter of 2005.

5.             Construction Reserve Funds

During the second quarter of 2005, the Company withdrew $50.9 million from its joint depository construction reserve fund accounts with the consent of the Maritime Administration (“MARAD”). The withdrawals reimbursed the Company for prior purchases of a number of dry cargo hopper barges and chemical tank barges and one anchor handling towing supply vessel.  During the nine months ended September 30, 2005, these withdrawals were partly offset by the Company’s deposit into its joint depository construction reserve fund accounts of additional offshore support vessel sale proceeds and interest earned on invested fund balances totaling $8.9 million.

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

6.             Commitments and Contingencies

The Company’s unfunded capital commitments as of September 30, 2005 for new helicopters, new dry cargo covered hopper barges, new offshore support vessels and other equipment totaled $415.3 million. Of these commitments, up to approximately $160.0 million may be terminated without liability other than the payment of liquidated damages of $3.0 million in the aggregate. Deliveries are expected in 2005 through 2009 for helicopters, 2006 through 2007 for barges and 2005 through 2007 for offshore support vessels. In addition to these purchase commitments, the Company has placed refundable deposits for additional new helicopters.  Subsequent to quarter end, the Company committed to an additional $148.5 million for offshore support and harbor and towing vessels.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through 2009. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of September 30, 2005, the total amount guaranteed by the Company was $13.6 million.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran.  Relating to the prohibitions, Seabulk has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury.  One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce.  The reports and documents related to certain limited charters with third parties involving three of the Seabulk vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Seabulk’s vessels which called in Iran in 1998.  In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity.  The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

7.     Multi-employer Pension Obligation

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund based in the United Kingdom: the Merchant Navy Officers Pension Fund (“MNOPF”).  The most recent actuarial review of the MNOPF determined there was a funding deficit of $412 million as of September 30, 2005.  Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.

The deficit allocable to the Company relates to officers formerly employed by the Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors between 1978 and 2002.  In August 2005, the Company received an invoice from the MNOPF for $4.4 million representing the Company’s share of the deficit and recorded this amount as a payroll related operating expense in the accompanying condensed consolidated statement of operations.  Under the terms of the invoice, the Company has elected to pay the amount due over a 10-year period with the first payment of $0.5 million made during the third quarter of 2005.  The remaining obligation is included in deferred income and other liabilities in the accompanying condensed consolidated balance sheet.

The amount of the Company’s share of the deficit will ultimately depend on future actuarial valuations which are due to occur every three years, the next of which is scheduled for March 2006.  It is possible that the MNOPF will issue additional invoices to the Company depending on the results of future actuarial valuations.

8.             Long-Term Debt

As of September 30, 2005, SEACOR had outstanding borrowings of $65.0 million under its revolving credit facility which terminates in February 2007. Remaining availability under the SEACOR credit facility was $132.3 million, net of issued letters of credit of $2.7 million.  Seabulk had outstanding borrowings of $33.0 million under its credit facility (see description below).  Remaining availability under the Seabulk credit facility was $8.6 million, net of issued letters of credit of $22.4 million.  Repayments of long-term debt in 2005 of $58.1 million primarily relate to an obligation due to a vessel builder and Seabulk’s long-term debt associated with the two foreign-flag double-hull product tankers which were sold during the third quarter.

Outstanding debt of Seabulk (see Note 2) was $537.6 million and $492.0 million at July 1, 2005 and September 30, 2005, respectively.  Seabulk debt consists of the following:

Senior notes (fair value of $155.6 million at July 1, 2005 held by non affiliates) – On August 5, 2003, Seabulk completed the offering of $150.0 million of Senior Notes (the “2003 Senior Notes”) due 2013 through a private placement to institutional investors eligible for resale under Rule 144A and Regulation S.  The net proceeds of the offering were used to repay a portion of Seabulk’s indebtedness under a prior $180.0 million credit facility.  The 2003 Senior Notes bear interest at 9.5% per annum, payable semi-annually in arrears.  The 2003 Senior Notes are senior unsecured obligations guaranteed by certain of Seabulk’s U.S. subsidiaries.  The 2003 Senior Notes are subject to certain covenants, including, among other things, limiting Seabulk and certain of its U.S. subsidiaries’ ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets under certain conditions.  On October 31, 2003, Seabulk filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the 2003 Senior Notes pursuant to a registration rights agreement, so that the 2003 Senior Notes may be eligible for trading in the public markets.  On November 13, 2003, the registration statement was declared effective and Seabulk completed the exchange offer on December 16, 2003.

Amended credit facility ($33.0 million outstanding at July 1, 2005) – In connection with the 2003 Senior Notes offering, Seabulk amended and restated its $180.0 million credit facility.  The amended credit facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity (the “Amended Credit Faciltiy”).  The Amended Credit Facility is subject to semi-annual reductions commencing February 5, 2004.  The principal reductions on the Amended Credit Facility are as follows: $4.0 million each February and August from 2004 through 2007, and $48.0 million in 2008.  Interest on the Amended Credit Facility is payable monthly, with a variable interest rate.  The rate is either LIBOR or a base rate plus a margin based upon certain financial ratios of Seabulk.  It is secured by first liens on certain of the Seabulk’s vessels (excluding vessels financed with Title XI financing and some of its other vessels) and stock of certain subsidiaries and is also guaranteed by certain subsidiaries.  The Amended Credit Facility is subject to various Seabulk financial covenants, including minimum ratios of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of the Company’s vessels.

Title XI debt (fair value of $228.7 million at July 1, 2005) – Seabulk’s five double-hull product and chemical tankers are financed through Title XI Government Guaranteed Ship Financing Bonds.  There are a total of seven bonds with interest rates ranging from 6.50% to 7.54% that require principal amortization through June 2024.  Covenants under the Title XI Bond agreements contain financial tests which, if not met by the five double-hull tanker companies, among other things (1) restrict the withdrawal of capital; (2) restrict certain payments, including dividends, increases in employee compensation and payments of other indebtedness; (3) limit the incurrence of additional indebtedness; and (4) prohibit the five double-hull tanker companies from making certain investments or acquiring additional fixed assets.  In the event of default, all of the vessels, in addition to the assignment of earnings on one vessel, serve as collateral on the United States Government guarantee of the Title XI Bonds.  The five double-hull vessel companies are required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI financial agreement.  Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the double-hull companies or retained in the reserve fund.  Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD.  As of September 30, 2005, the amount on deposit in the reserve fund was $13.3 million and is included in other assets in the accompanying balance sheets.

Additionally, according to the Title XI financial agreement, Seabulk is restricted from distributing excess cash from the five double-hull tankers until certain working capital levels have been reached and maintained.  Accordingly, at September 30, 2005, Seabulk had approximately $44.1 million in restricted cash, which is restricted for use for the operations of the five double-hull tankers and cannot be used to fund Seabulk ‘s general working capital requirements.

Other notes payable (fair value of $88.0 million at July 1, 2005) – Seabulk has various outstanding notes payable through 2021 that bear interest at rates ranging from 4.0% to 8.5%.  The notes include certain restrictive financial covenants and are collateralized by securities of certain subsidiaries and certain equipment.

Capital lease obligations (fair value of $32.3 million at July 1, 2005) – Seabulk operates certain vessels and other equipment under leases expiring through 2013 that are classified as capital leases.

9.           Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2005 varied from the customary tax rate primarily due to foreign tax credits not recognized and tax provisions for state jurisdictions.  The Company’s effective income tax rate for the nine months ended September 30, 2004 varied from the customary tax rate primarily due to tax provisions for state jurisdictions with taxable income and the consequence of non-deductible compensation expenses excluded from the U.S. consolidated tax return.

As a result of the American Jobs Creation Act of 2004, the Company believes it will be in the position to repatriate, for a limited time, accumulated foreign earnings at an effective federal tax rate of 5.25%, which would result in tax obligations significantly less than the deferred taxes previously provided for its unremitted earnings of foreign subsidiaries. The Company is exploring the full impact of the legislation and will finalize its repatriation plan in 2005. In accordance with FASB Staff Position FAS 109-2, the Company will recognize the income tax benefit of this special one-time dividends received deduction in the period that the Company has decided on a plan for repatriation.

10.          Authorized Shares of Common Stock

At the annual meeting of stockholders on June 27, 2005, the holders of Common Stock approved an amendment to SEACOR’s Restated Certificate of Incorporation increasing the number of authorized shares of SEACOR from 40,000,000 shares to 60,000,000 shares. To effect this change, SEACOR amended its certificate of incorporation.

11.        Stock and Debt Repurchases

During the nine months ended September 30, 2005, the Company acquired a total of 91,876 shares of Common Stock for treasury at an aggregate cost of $6.0 million. At September 30, 2005, repurchase authority of $37.2 million granted by the Company’s Board of Directors remains available for acquisition of additional shares of Common Stock, the Company’s 7.2% Senior Notes Due 2009 (“7.2% Notes”) and its 5-7/8% Senior Notes due 2012 (“5-7/8% Notes”). Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

12.          Earnings Per Common Share

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per common share exclude certain options and share awards, totaling 27,058 and 109,768 in the three and nine months ended September 30, 2005, respectively, and 70,000 and 180,924 in the three and nine months ended September 30, 2004, respectively, as the effect of their inclusion in the computation would have been antidilutive.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2005
(in thousands, except per share data)

Basic Earnings Per Common Share	$20,497	24,789	$0.83	$64,212	20,486	$3.13
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock		355			247
Convertible Securities	1,211	3,418		3,619	3,418
Diluted Earnings Per Common Share	$21,708	28,562	$0.76	$67,831	24,151	$2.81

2004
(in thousands, except per share data)

Basic Earnings Per Common Share	$3,364	18,211	$0.18	$573	18,341	$0.03
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	146		—	155
Diluted Earnings Per Common Share	$3,364	18,357	$0.18	$573	18,496	$0.03

13.          Comprehensive Income

For the three months ended September 30, 2005 and 2004, total comprehensive income was $12.2 million and $9.4 million, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive income was $47.8 million and $8.0 million, respectively. Other comprehensive income (loss) consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

14.          Stock Compensation

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

	For the Three Months Ended September 30,		For the Nine Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net Income, As Reported	$20,497	$3,364	$64,212	$573
Add: Stock Based Compensation Using Intrinsic Value Method	467	381	1,381	1,145
Less: Stock Based Compensation Using Fair Value Method	(686)	(583)	(1,894)	(1,763)
Net Income (Loss), Pro Forma	$20,278	$3,162	$63,699	$(45)

Basic Earnings (Loss) Per Common Share:
As Reported	$0.83	$0.18	$3.13	$0.03
Pro Forma	0.82	0.17	3.11	0.00

Diluted Earnings (Loss) Per Common Share:
As Reported	$0.76	$0.18	$2.81	$0.03
Pro Forma	0.75	0.17	2.79	0.00

The effects of applying a fair value method consistent with SFAS 123 in this pro forma disclosure are not indicative of future events and the Company anticipates that it will award additional stock based compensation in future periods. During the nine months ended September 30, 2005, the Company issued 418,581 shares of Common Stock for restricted stock grants, director stock grants and the exercise of stock options.  In addition, the Company released from treasury 19,718 shares of Common Stock for employee stock plan purchases.

15.          New Accounting Pronouncement

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

16.          Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  Certain reclassifications of prior period information have been made to conform to the current period’s reportable segment presentation.  As a result of the Seabulk Merger (see Note 2), the Company has identified the following two new operating segments that it acquired:

Marine Transportation Services  – Marine transportation services includes 10 U.S.-flag product tankers and, until sold in August and September 2005, two foreign-flag product tankers.  The U.S.-flag product tankers are used to transport petroleum, chemicals, and crude products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf Coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific Coast ports.  Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific Coast and Hawaiian ports.  One U.S.-flag product tanker operates in foreign trade.

Harbor and Offshore Towing Services  (included in Other) – Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualty or other emergencies.  Harbor operations are currently performed in Port Everglades, Tampa and Port Canaveral in Florida and in Mobile, Alabama, Lake Charles, Louisiana and Port Arthur, Texas.  The tugs assist petroleum and chemical product tankers, barges, container ships and other cargo vessels in docking and undocking and in proceeding within the port areas and harbors.  In addition, three tugs with offshore towing capabilities conduct a variety of offshore towing services in the Gulf of Mexico and Atlantic Ocean.

(in thousands)	Offshore Marine Services	Marine Transportation Services	Environmental Services	Inland River Services	Helicopter Services	Other	Total
For the Three Months Ended September 30, 2005
External customers	$146,823	35,723	$27,466	$29,702	$40,024	$15,131	$294,869
Intersegment	19	—	—	—	—	138	157
Operating revenues	146,842	35,723	27,466	29,702	40,024	15,269	295,026
Operating expenses	(82,726)	(24,692)	(17,400)	(17,203)	(27,705)	(10,553)	(180,279)
Administrative and general	(11,290)	(705)	(4,546)	(644)	(3,083)	(1,831)	(22,099)
Depreciation and amortization	(25,040)	(11,663)	(901)	(3,151)	(4,026)	(1,412)	(46,193)
Gains (losses) on asset sales and impairments	(905)	—	(19)	—	306	—	(618)
Other income (expense), primarily foreign currency	3,288	—	17	—	—	26	3,331
Equity in earnings (losses) of 50% or less owned companies	2,051	—	270	—	—	(2,121)	200
Reportable Segment Profit (Loss)	$32,220	$(1,337)	$4,887	$8,704	$5,516	$(622)
Corporate expenses							(9,378)
Other income (expense) not included above							(5,828)
Equity in earnings (losses) of 50% or less owned companies							(200)
Segment Eliminations							6
Income before Taxes, Minority Interest and Equity Earnings							$33,968

For the Three Months Ended September 30, 2004
External customers	$72,757	$—	$21,144	$16,076	$6,509	$—	$116,486
Intersegment	68	—	—	—	976	—	1,044
Operating revenues	72,825	—	21,144	16,076	7,485	—	117,530
Operating expenses	(48,434)	—	(14,738)	(10,405)	(6,659)	—	(80,236)
Administrative and general	(7,572)	—	(2,793)	(455)	(228)	—	(11,048)
Depreciation and amortization	(10,468)	—	(740)	(2,067)	(1,073)	—	(14,348)
Gains (losses) on asset sales	9	—	(131)	4	—	—	(118)
Other income (expense), primarily foreign currency	(202)	—	(19)	—	—	—	(221)
Equity earnings (losses) of 50% or less owned companies	1,547	—	(21)	—	—	(138)	1,388
Reportable Segment Profit (Loss)	$7,705	$—	$2,702	$3,153	$(475)	$(138)
Corporate expenses							(3,879)
Other income (expense) not included above							(4,165)
Equity in earnings of 50% or less owned companies							(1,388)
Segment Eliminations							80
Income before Taxes, Minority Interest and Equity Earnings							$3,595

(in thousands)	Offshore Marine Services	Marine Transportation Services	Environmental Services	Inland River Services	Helicopter Services	Other	Total

For the Nine Months Ended September 30, 2005
External customers	$311,175	$35,723	$98,994	$82,565	$88,838	$20,590	$637,885
Intersegment	60	—	—	—	477	212	749
Operating revenues	311,235	35,723	98,994	82,565	89,315	20,802	638,634
Operating expenses	(186,311)	(24,692)	(71,402)	(48,855)	(68,387)	(14,004)	(413,651)
Administrative and general	(27,032)	(705)	(12,534)	(1,722)	(7,022)	(2,336)	(51,351)
Depreciation and amortization	(46,660)	(11,663)	(2,539)	(8,539)	(11,938)	(1,506)	(82,845)
Gains on asset sales and impairments	13,788	—	20	11	891	—	14,710
Other income (expense), primarily foreign currency	7,118	—	58	27	192	76	7,471
Equity in earnings (losses) of 50% or less owned companies	4,911	—	930	—	—	(1,430)	4,411
Reportable Segment Profit (Loss)	$77,049	$(1,337)	$13,527	$23,487	$3,051	$1,602
Corporate expenses							(18,082)
Other income (expense) not included above							514
Equity in earnings (losses) of 50% or less owned companies							(4,411)
Segment Eliminations							16
Income before Taxes, Minority Interest and Equity Earnings							$95,416

For the Nine Months Ended September 30, 2004
External customers	$205,739	$—	$52,190	$34,690	$17,244	$—	$309,863
Intersegment	141	—	—	—	2,748	—	2,889
Operating revenues	205,880	—	52,190	34,690	19,992	—	312,752
Operating expenses	(149,684)	—	(37,888)	(23,677)	(19,563)	—	(230,812)
Administrative and general	(24,116)	—	(7,717)	(1,228)	(1,078)	—	(34,139)
Depreciation and amortization	(32,361)	—	(2,009)	(4,761)	(3,153)	—	(42,284)
Gains (losses) on asset sales	9,793	—	(64)	77	124	—	9,930
Other income (expense), primarily foreign currency	(333)	—	2	—	—	—	(331)
Equity in earnings (losses) of 50% or less owned companies	3,793	—	(21)	—	—	(1,141)	2,631
Reportable Segment Profit (Loss)	$12,972	$	$4,493	$5,101	$(3,678)	$(1,141)
Corporate expenses							(10,253)
Other income (expense) not included above							(6,629)
Equity in earnings of 50% or less owned companies							(2,631)
Segment Eliminations							80
Loss before Taxes, Minority Interest and Equity Earnings							$(1,686)

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, the operation of each of our business units in a highly competitive environment, changes in foreign political, military and economic conditions, the dependence of each business unit on several customers, industry fleet capacity, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, modification or elimination of the Jones Act, risks associated with oil spills, changes in environmental laws and regulations that would increase competition for Marine Transportation Services provided by our modern double-hull fleet, safety record requirements imposed by customers, changes in foreign and domestic oil and gas exploration, production and refining activity, vessel and helicopter-related operational risks, effects of adverse weather conditions on all business units and of seasonality on Helicopter and Inland River Services, dependence of spill response revenue on the number and size of spills and upon continuing government environmental laws and regulations and our ability to comply with such laws and regulations and other governmental laws and regulations, changes in National Response Corporation’s “Oil Spill Response Organization”  classification, liability in connection with providing spill response services, effects of adverse river conditions on Inland River Services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, adequacy of insurance coverage, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company, and various other matters, many of which are beyond the Company’s control and other factors as described at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Form 10-K for the fiscal year ended December 31, 2004. The words “expect,” “anticipate,” “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Consolidated Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	9 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04

Operating Revenues:
Offshore Marine Services	$146,842	50%	$72,825	63%	$311,235	49%	$205,880	67%	102%	51%
Marine Transportation Services	35,723	12%	—	—%	35,723	5%	—	—%	NA %	NA %
Environmental Services	27,466	9%	21,144	18%	98,994	16%	52,190	17%	30%	90%
Inland River Services	29,702	10%	16,076	14%	82,565	13%	34,690	11%	85%	138%
Helicopter Services	40,024	14%	7,485	6%	89,315	14%	19,992	6%	435%	347%
Other and Eliminations	15,112	5%	(1,044)	(1)%	20,053	3%	(2,889)	(1)%	1, 548%	794%
	$294,869	100%	$116,486	100%	$637,885	100%	$309,863	100%	153%	106%

Operating Income	$36,465	13%	$7,981	7%	$87,431	14%	$5,274	1%	357%	1,558%
Other, net	(2,497)	(1)%	(4,386)	(4)%	7,985	1%	(6,960)	(2)%	43%	215%
Income (loss) before income taxes, minority interest & equity earnings	33,968	12%	3,595	3%	95,416	15%	(1,686)	(1)%	845%	5,759%
Income tax expense	13,894	5%	1,511	1%	36,082	6%	178	—%	820%	20,171%
Income before minority interest & equity earnings	20,074	7%	2,084	2%	59,334	9%	(1,864)	(1)%	863%	3,283%
Minority interest	223	—%	(108)	—%	103	—%	(194)	—%	306%	153%
Equity earnings	200	—%	1,388	1%	4,411	1%	2,631	1%	(86)%	68%
Income from continuing operations	20,497	7%	3,364	3%	63,848	10%	573	—%	509%	11,043%
Discontinued operations	—	—%	—	—%	364	—%	—	—%	—%	—%
Net income	$20,497	7%	$3,364	3%	$64,212	10%	$573	—%	509%	11,106%

Overview

The table above provides an analysis of the Company’s consolidated statements of operations for each quarter and nine month period indicated. Additional discussions of results of operations by business segment are presented below.

The Company’s operations are divided into five main business segments - “Offshore Marine Services”, “Marine Transportation Services” (acquired on July 1, 2005 as part of the Seabulk Merger, as described in Note 2 to the condensed consolidated financial statements), “Environmental Services”, “Inland River Services”, and “Helicopter Services”. The Company also has activities that are referred to and described under “Other”, which primarily includes “Harbor and Offshore Towing Services” (acquired on July 1, 2005 as part of the Seabulk Merger), “Fixed Base Operation” (acquired on December 31, 2004 in the acquisition of Era as described in Note 4 to the condensed consolidated financial statements) and equity in earnings of 50% or less owned companies unrelated to the five reportable business segments. See “Item 1. Financial Statements – Note 16, Segment Information” included in Part I for additional financial information about the Company’s business segments.

Consolidated operating revenues increased significantly in the three and nine months ended September 30, 2005 (“Current Year Quarter” and “Current Nine Months,” respectively) as compared to the three and nine months ended September 30, 2004 (“Prior Year Quarter” and “Prior Nine Months,” respectively). Demand improved for vessels in Offshore Marine Services and the fleet grew as a consequence of the Seabulk Merger. Marine Transportation Services were included for the first time as a consequence of the Seabulk Merger. Spill response activities increased in Environmental Services. The fleet grew and freight rates increased in Inland River Services. The acquisition of Era significantly increased the helicopter fleet in Helicopter Services.

Consolidated net income also increased in the Current Year Quarter and Current Nine Months due principally to those factors affecting the operating revenues noted above and as a result of increased income from marketable security sales and currency exchange gains partially offset by higher interest expense (primarily as a result of the Seabulk Merger) and a higher income tax provision.

Offshore Marine Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
United States	$66,558	45%	$32,497	45%	$152,261	49%	$90,256	44%	105%	69%

United Kingdom	14,386	10%	18,181	25%	46,756	15%	51,791	25%	(21)%	(10)%
West Africa	35,406	24%	11,014	15%	61,740	20%	35,197	17%	221%	75%
Latin America/Mexico	9,871	7%	6,850	9%	21,524	7%	18,259	9%	44%	18%
Asia	12,517	9%	3,924	5%	19,820	6%	9,403	5%	219%	111%
Middle East	7,881	5%	—	—%	7,881	3%	—	—%	NA %	NA %
Other	223	—%	359	1%	1,253	—%	974	—%	(38)%	29%
Total Foreign	80,284	55%	40,328	55%	158,974	51%	115,624	56%	99%	37%
	$146,842	100%	$72,825	100%	$311,235	100%	$205,880	100%	102%	51%
Operating Income	$26,881	18%	$6,360	9%	$65,020	21%	$9,512	5%	323%	584%

Operating Revenues.  Improvement in demand for offshore support services that began in the third quarter of 2004 continued through the Current Nine Months. Increases in the Current Year Quarter were generally higher due to continued increased drilling in the Gulf of Mexico plus damage assessment and re-construction of offshore installations following Hurricanes Katrina and Rita. This improvement resulted in higher rates per day worked and utilization for SEACOR’s pre-existing Offshore Marine Services’ vessels, which increased operating revenues approximately $12.0 million and $32.4 million in the Current Year Quarter and Current Nine Months, respectively. Of these increases, $10.7 million and $26.7 million, respectively, resulted from improved rates per day worked and $1.3 million and $5.7 million, respectively, resulted from improved vessel utilization. Rates per day worked and utilization improved for many of the Company’s vessels operating in the U.S. Gulf of Mexico, offshore West Africa, the North Sea and Asia.

As part of the Seabulk Merger, the Company increased its Offshore Marine Services fleet by 103 vessels which contributed revenues of $50.9 million in the Current Year Quarter and Current Nine Months. The Company continually assesses its asset portfolio and regularly buys, sells and charters vessels in an effort to align Offshore Marine Services’ fleet mix with the needs of customers. Adjustments in SEACOR's pre-existing fleet mix have resulted in increased operating revenues of $6.1 million and $12.3 million in the Current Year Quarter and Current Nine Months, respectively.

In addition to the Seabulk vessels, in the Current Nine Months Offshore Marine Services acquired four used anchor handling towing supply and three new crew vessels in the U.S., and sold seven supply, three crew, one towing supply, one anchor handling towing supply, and one mini-supply vessels from its North Sea, West African and U.S. Gulf of Mexico fleets.

Several Offshore Marine Services’ vessels returned to the U.S. Gulf of Mexico for time-charter-out operations upon concluding bareboat charter-out activities in Latin America and Mexico and commenced time charter operations.  This resulted in a net increase in operating revenues of $2.9 million and $9.5 million in the Current Year Quarter and Current Nine Months, respectively.

Operating Income.  Operating income increased significantly in the Current Year Quarter and Current Nine Months. Seabulk vessels contributed operating income of $8.7 million in the Current Year Quarter and Current Nine Months. The improvements in operating revenues were partly offset by increased vessel operating expenses in SEACOR’s pre-existing operations. Vessel repair and maintenance expenses, principally due to increases in drydocking and engine overhaul costs, and pension costs incurred in the United Kingdom (see Note 7 to the condensed consolidated financial statements) increased in the Current Year Quarter and Current Nine Months. Administrative expenses remained relatively constant in the Current Year Quarter and the Current Nine Months.

Results in the Current Year Quarter and Current Nine Months included gains from asset sales of $0.7 million and $15.4 million, respectively, an increase of $0.7 million and $5.6 million as compared to the Prior Year Quarter and Prior Nine Months. At dates of disposition, the aggregate carrying value for the 13 vessels sold in the Current Nine Months was $110.0 million. In addition, the U.S. Gulf of Mexico logistical operations of Offshore Marine Services incurred significant damage as a result of Hurricanes Katrina and Rita and recognized asset and goodwill impairments of $1.6 million in the Current Year Quarter and Current Nine Months.

	As of September 30,
	2005		2004
Fleet Count:
Anchor Handling Towing Supply	30		17
Crew	103		77
Mini-supply	29		30
Other	17		2
Standby safety	27		27
Supply	46		21
Towing	55		33
Overall Fleet	307	(1)	207

(1)Includes 228 owned, 34 chartered-in, 5 managed and 1 pooled vessels. Joint ventures in which the Company owned a 50% or less interest owned or chartered-in 33 vessels and joint ventures in which the Company owned a majority interest owned 6 vessels.

Marine Transportation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos		9 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04		‘05 / ‘04
Operating Revenues:
United States	$29,770	83%	$—	—%	$29,770	83%	$—	—%	NA	%	NA	%
Foreign	5,953	17%	—	—%	5,953	17%	—	—%	NA	%	NA	%
	$35,723	100%	$—	—%	$35,723	100%	$—	—%	NA	%	NA	%
Operating Income	$(1,337)	(4)%	$—	—%	$(1,337)	(4)%	$—	—%	NA	%	NA	%

Operating Revenues.  Operating revenues for the Current Year Quarter reflect the Company’s tanker fleet operations acquired in the Seabulk Merger and were impacted by the loss of approximately 77 revenue days due to the drydocking of two vessels and the sale of the two foreign-flag double-hull product tankers which occurred in August and September of 2005.

Operating Income.  Operating income for the Current Year Quarter was impacted by drydocking costs of approximately $6.7 million for two of the Company’s tankers. No gain or loss was recognized on the $83.7 million sale of the two foreign-flag tankers due to their recent fair valuation as part of the Seabulk Merger.

As of September 30, 2005, Marine Transportation Services operated ten Jones Act U.S.-flag product tankers in the domestic coastwise trade, of which it owns nine and leases one.

Environmental Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
United States	$25,079	91%	$18,747	89%	$88,039	89%	$47,350	91%	34%	86%
Foreign	2,387	9%	2,397	11%	10,955	11%	4,840	9%	—%	126%
	$27,466	100%	$21,144	100%	$98,994	100%	$52,190	100%	30%	90%
Operating Income	$4,600	17%	$2,742	13%	$12,539	13%	$4,512	9%	68%	178%

Operating Revenues.  Results improved in both the Current Year Quarter and Current Nine Months due largely to increased spill response activities, retainer fees and expanded services internationally. Environmental Services completed its response in the second quarter of 2005 to a major oil spill on the Delaware River that began in December 2004 and realized increased response activity surrounding the aftermath of Hurricanes Katrina and Rita in the Current Year Quarter. Retainer fees charged by Environmental Services for ensuring by contract the availability of response services and equipment to customers were increased in the first quarter of 2005.

Spill response activities approximated 31% and 35%, of Environmental Services operating revenues in the Current Year Quarter and Current Nine Months, respectively, compared to 20% and 21% in the Prior Year Quarter and Prior Nine Months.

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

Inland River Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	9 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
U. S. only	$29,702	100%	$16,076	100%	$82,565	100%	$34,690	100%	85%	138%
Operating Income	$8,704	29%	$3,153	20%	$23,460	28%	$5,101	15%	176%	360%

Operating Revenues.  Fleet expansion, as a consequence of additional barges and towboats entering service, significantly increased Inland River Services’ operating revenues in the Current Year Quarter and Current Nine Months. Net fleet additions for the Current Nine Months included 75 dry cargo hopper barges, 24 chemical tank barges, 1 towboat, 7 harbor boats, 2 floating cranes, a dry dock and other equipment supporting fleeting operations. Fleet growth increased available operating barge days 37.4% compared to the Prior Nine Months.

Operating revenues also increased in the Current Year Quarter and Current Nine Months due to higher freight rates for dry bulk commodities. Demand strengthened for both grain and non-grain commodity shipping capacity. Availability of dry cargo barges declined due to an aging industry-wide fleet. Freight rates additionally improved in the Current Nine Months as a result of shortages in supply of dry cargo barges, operating interruptions caused by adverse river conditions and additional operating delays and temporary supply shortages caused by Hurricanes Katrina and Rita.

As of September 30, 2005, Inland River Services operated a fleet of 1,141 dry cargo hopper barges, of which 749 were owned, 182 were chartered in, 204 were managed and 6 were joint ventured. Inland River Services also owns 44 chemical tank barges and 7 towboats, 3 of which are joint-ventured.  Inland River Services also acquired fleeting service assets during the Current Year Quarter that included 7 harbor boats, 2 floating cranes, a dry dock and other assets.

Operating Income.  Operating income increased in the Current Year Quarter and Current Nine Months due to barge fleet expansion and improved profitability that resulted from increased freight rates. These operating income improvements were partly offset by higher operating expenses and the impact of Hurricanes Katrina and Rita. Barge towing expenses increased significantly due primarily to rising fuel costs and operating delays.

Helicopter Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	9 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Operating Revenues:
U. S.	$38,504	96%	$7,485	100%	$86,845	97%	$19,992	100%	414%	334%
Foreign	1,520	4%	—	—%	2,470	3%	—	—%	NA %	NA %
	40,024	100%	7,485	100%	89,315	100%	19,992	100%	435%	347%
Operating Income (Loss)	$5,516	14%	$(475)	(6)%	$2,859	3%	$(3,678)	(20)%	1,261%	178%

Operating Revenues.  Operating revenues increased in the Current Year Quarter and Current Nine Months due principally to fleet expansion in Helicopter Services. On December 31, 2004, the Company acquired Era from Rowan Companies, Inc. At acquisition, Era owned 81 helicopters.

Operating Income (Loss).  Results improved for Helicopter Services in the Current Year Quarter and Current Nine Months due to the Era acquisition.  Results also improved in comparison to the immediately preceding quarter due to seasonal flightseeing activities and increased flight hours associated with aftermath of Hurricanes Katrina and Rita partially offset by increased allowances for doubtful accounts.

As of September 30, 2005, Helicopter Services operated a fleet of 102 owned, 15 leased-in and 1 managed helicopter.

Other and Corporate included in Operating Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	6 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Towing Services	$1,111	14%	$—	—%	$1,111	7%	$—	0%	NA %	NA %
Fixed Base Operations	365	5%	—	—%	1,853	12%	—	0%	NA %	NA %
Corporate expense	(9,378)	(119)%	(3,879)	(102)%	(18,082)	(119)%	(10,253)	(101)%	(342)%	(276)%
Other	3	0%	80	2%	8	0%	80	1%	(1)%	(1)%
	$(7,899)	(100)%	$(3,799)	(100)%	$(15,110)	(100)%	$(10,173)	(100)%	(108)%	(49)%

Harbor and Offshore Towing Services operates 25 harbor tugs to assist vessels utilizing the ports in which the tugs operate and to assist vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualty or other emergencies.  Fixed Base Operation, acquired in the December 31, 2004 Era acquisition, sells fuel and provides ground services to transient corporate aircraft at the Ted Stevens Anchorage International Airport. Corporate expenses increased in the Current Year Quarter and Current Nine Months due primarily to $4.3 million of Seabulk corporate administrative and depreciation costs assumed as part of the Seabulk Merger.

Other, net

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2005		2004		2005		2004		3 Mos	9 Mos
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘05 / ‘04	‘05 / ‘04
Net interest expense	$(11,787)	(472)%	$(3,385)	(77)%	$(18,765)	(235)%	$(11,109)	(160)%	(2,482)%	(69)%
Derivative loss, net	(4,425)	(177)%	(140)	(3)%	(6,193)	(78)%	(621)	(9)%	(3,261)%	(897)%
Foreign currency transaction gains (losses), net	2,436	98%	(184)	(4)%	6,288	79%	(407)	(6)%	1,224%	1,445%
Marketable securities sale gains (losses), net	10,388	416%	(756)	(18)%	25,124	315%	4,746	68%	1,274%	429%
Other, net	891	35%	79	2%	1,531	19%	431	7%	1,028%	255%
	$(2,497)	(100)%	$(4,386)	(100)%	$7,985	100%	$(6,960)	(100)%	43%	215%

Combined other income and expense activities improved profitability in the Current Year Quarter and Current Nine Months. Net interest expense increased due primarily to $8.2 million of interest expense on assumed Seabulk debt as part of the Seabulk Merger. Results on derivative transactions related primarily to a $4.1 million loss in the Current Year Quarter on an interest rate swap assumed as part of the Seabulk Merger and additionally to foreign currency contracts in the Current Nine Months. Foreign currency transaction gains and losses in all reported periods resulted from the effect of currency exchange rate changes with respect to loans between SEACOR and certain of its foreign subsidiaries and other transactions denominated in currencies other than the functional currency of various SEACOR subsidiaries. Marketable securities sale gains in all reported periods included net gains from the sale of equity and fixed income marketable securities and short-sale positions.

Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2005 varied from the customary tax rate primarily due to foreign tax credits not recognized and tax provisions for state jurisdictions.  The Company’s effective income tax rate for the nine months ended September 30, 2004 varied from the customary tax rate primarily due to tax provisions for state jurisdictions with taxable income and the consequence of non-deductible compensation expenses excluded from the U.S. consolidated tax return.

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

Equity Earnings

Equity earnings decreased $1.2 million to $0.2 million in the Current Year Quarter and increased $1.8 million to $4.4 million in the Current Nine Months. During the Current Year Quarter, the Company recognized an impairment charge of $2.7 million, net of tax, in a communications investment. During the Current Nine Months operating results improved in several entities in which the Company owns a 50% or less equity interest, including its bulk carrier joint venture and certain offshore marine and environmental joint ventures. Additionally, results for the Prior Nine Months included a loss on the disposition of an Asian joint venture as well as an impairment charge relating to the Company’s investment in an entity that develops and sells software to the ship brokerage and shipping industry.

Discontinued Operations

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era, the owner of 81 helicopters and 16 fixed wing aircraft. Immediately following the acquisition of Era, the Company combined Era’s helicopter business with its pre-existing helicopter services and began a process to sell Era’s regional airline service business, including its fixed wing aircraft. Effective May 27, 2005, the Company sold Era’s regional airline service business, previously “held for sale,” for cash consideration of $15.0 million. The operating results of the regional airline service business, including $15.3 million of operating revenues earned in the Current Nine Months, have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Operations.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from the funding of working capital needs, acquisition, construction or improvement of equipment, repayment of debt obligations, repurchase of Common Stock and purchase of other investments. Principal sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facilities although, from time to time, the Company may issue debt, shares of Common Stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment. Fleet size, rates of hire and utilization of the Company’s offshore support vessels, tankers, inland barges, helicopters and harbor tugs and the number and severity of oil spills managed by Environmental Services primarily determine the Company’s levels of operating cash flows.

Summary of Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2005	2004
Cash flows provided by or (used) in:
Operating activities	$102,440	$9,356
Investing activities	145,709	(110,390)
Financing activities	7,137	36,478
Effect of exchange rate changes on cash	(162)	660
Net increase (decrease) in cash and cash equivalents	$255,124	$(63,896)

Operating Activities

Cash flows from operating activities improved in the Current Nine Months due primarily to improved operating results before depreciation in all of the Company’s lines of business (see Consolidated Results of Operations discussion above).

Investing Activities

Cash flows from investing activities improved in the Current Nine Months primarily from increased proceeds from sales of equipment, marketable securities and discontinued operation and withdrawals from construction reserve funds for purchase of vessels or barges. These additional cash flows were partially offset by an increase in purchases of equipment, marketable securities and restricted cash and the use of cash as partial consideration for, and to pay expenses of, the Seabulk Merger.  Capital expenditures aggregated $178.7 million in the Current Nine Months. Also in the Current Nine Months, the Company sold vessels, helicopters, held for sale assets and other equipment for aggregate consideration of $223.3 million.

In the Current Nine Months, the Company withdrew $50.9 million from its joint depository construction reserve fund accounts with the consent of the Maritime Administration. The withdrawals reimbursed the Company for prior purchases of dry cargo hopper barges and chemical tank barges and one anchor handling towing supply vessel. These withdrawals were partly offset by the Company’s deposit into its joint depository construction reserve fund accounts of additional offshore support vessel sale proceeds and interest earned on invested fund balances totaling $8.9 million.

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

The Company’s unfunded capital commitments as of September 30, 2005 for new helicopters, new dry cargo covered hopper barges, new offshore support vessels and other equipment totaled $415.3 million. Of these commitments, up to approximately $160.0 million may be terminated without liability other than the payment of liquidated damages of $3.0 million in the aggregate. Deliveries are expected in 2005 through 2009 for helicopters, 2006 through 2007 for barges and 2005 through 2007 for offshore support vessels. In addition to these purchase commitments, the Company has placed refundable deposits for additional new helicopters.  Subsequent to quarter end, the Company committed to an additional $148.5 million for offshore support and harbor and towing vessels.

Financing Activities

Cash flows from financing activities declined in the Current Nine Months due primarily to repayment of an obligation due an offshore vessel builder and the payoff of the long-term debt associated with the two foreign-flag double-hull product tankers which were sold during the third quarter, partially offset by increased borrowings under the Company’s revolving credit facilities, the Company’s reduction in purchases of Common Stock, and additional cash received on exercise of stock options .

In the Current Nine Months, the Company acquired a total of 91,876 shares of Common Stock for treasury at an aggregate cost of $6.0 million. At September 30, 2005, repurchase authority of $37.2 million granted by the Company’s Board of Directors remains available for acquisition of additional shares of Common Stock, the Company’s 7.2% Notes and its 5-7/8% Notes. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Financial Position

Since December 31, 2004, total assets of the Company increased 68% to $3.0 billion in 2005 primarily due to the Seabulk Merger. The Company’s combined cash, available-for-sale securities and construction reserve funds increased 31% to $650.8 million and represented 22% of total assets at September 30, 2005. Net property and equipment increased 93% to $1.8 billion and represented 60% of the Company’s total assets at September 30, 2005. Net working capital increased 44% to $657.9 million and long-term debt increased 89% to $1.1 billion.

As of September 30, 2005, SEACOR has outstanding borrowings of $65.0 million under its revolving credit facility which terminates in February 2007. Remaining availability under the SEACOR credit facility was $132.3 million, net of issued letters of credit of $2.7 million.  Seabulk has outstanding borrowings of $33.0 million under its amended credit facility.  Remaining availability under the Seabulk credit facility was $8.6 million, net of issued letters of credit of $22.4 million.  Repayments of long-term debt in 2005 of $58.1 million primarily relate to an obligation due to a vessel builder and the payoff of the Seabulk’s long-term debt associated with the two foreign-flag double-hull product tankers which were sold during the third quarter.

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

Seabulk, as a result of provisions contained in its outstanding debt instruments, is restricted from paying cash dividends and from engaging in certain affiliate transactions.

Seabulk Merger

On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR. Under the terms of the merger agreement, Seabulk’s stockholders received 0.2694 shares of Common Stock, plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. Based on the closing price of Common Stock on June 30, 2005 of $64.30 per share, Seabulk stockholders received $21.32 in Common Stock and cash for each share of Seabulk common stock exchanged. The Company’s purchase price was approximately $522.7 million, including 6,354,642 shares of Common Stock, 394,446 options to purchase Common Stock, plus additional cash consideration and deal costs of approximately $96.9 million.  Immediately after the merger, Seabulk had unrestricted cash of $27.4 million and outstanding debt of $537.6 million at fair value.

The Seabulk Merger was accounted for as a purchase with SEACOR as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  Accordingly, SEACOR has performed a preliminary fair value analysis and the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their estimated fair values as of July 1, 2005, with the excess of purchase price over fair value recorded as goodwill in the amount of $59.3 million.  Changes to the preliminary fair value analysis are expected as valuations of assets and liabilities are finalized and additional information becomes available.

As part of the fair value analysis, Seabulk designated certain vessels as held for sale which aggregated $96.1 million as of July, 1, 2005, including two foreign-flag double-hulled product tankers, one tug and 13 offshore supply vessels.  During the three months ended September 30, 2005, Seabulk sold the two foreign-flag double-hull product tankers, one tug and three offshore supply vessels for aggregate consideration of $87.9 million.  No gain or loss on the sale of the vessels was recorded as the fair value of the vessels was equal to the sales price.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran.  Relating to the prohibitions, Seabulk has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury.  One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce.  The reports and documents related to certain limited charters with third parties involving three of the Seabulk vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Seabulk’s vessels which called in Iran in 1998.  In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity.  The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There has been no significant change in the Company’s exposure to market risk during the nine-months ended September 30, 2005 except, following the Seabulk Merger on July 1, 2005, for exposure relating to Seabulk's credit facility and interest rate swap as follows:

Seabulk is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition.  On October 20, 2003, Seabulk entered into a ten-year interest rate swap agreement with its Amended Credit Facility lenders and other members of its lending group in order to take advantage of a lower available interest rate.  Through this derivative instrument, which covers a notional amount of $150.0 million, Seabulk in effect converted the fixed interest rate on its outstanding 2003 Senior Notes due August 2013 to a floating rate based on LIBOR.  The floating rate is adjusted semi-annually in February and August of each year.  The swap agreement is secured by a second lien on the assets that secure Seabulk’s amended credit facility.  The interest rate swap was valued as a liability of $1.1 million as of September 30, 2005 with changes in fair value recognized in derivative income (loss) on a current basis.  The Company expects the fair value of the interest rate swap to change in accordance with the movements in the applicable Treasury and LIBOR rates.

In connection with the 2003 Senior Notes offering, Seabulk amended and restated its existing credit facility.  The Amended Credit Facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity.  The interest rate as of September 30, 2005 was 6.38%.  A hypothetical 2.0% increase in the interest rate on the outstanding borrowings of $55.4 million, including outstanding letters of credit of $22.4 million, as of September 30, 2005, would cause the Company’s interest expense to increase on average approximately $1.1 million per year over the term of the Amended Credit Facility.

ITEM 4.              CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the operations of Seabulk, acquired on July 1, 2005, and Era, acquired on December 31, 2004, were excluded. These businesses had combined $1.3 billion of total assets as of September 30, 2005 and revenues of $172.0 million for the nine months then ended.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1 – 30, 2005	7,229	64.30	7,229	$37,239,180
August 1 – 31, 2005	—		—	$37,239,180
September 1 – 30, 2005	—		—	$37,239,180
Total	7,229	64.30	7,229

(1) Beginning in February 1997 and increased at various times through November 2003, the Board of Directors authorized the repurchase of $347.0 million of Common Stock, debt or combination thereof. Through September 30, 2005, the Company has repurchased $231.5 million and $78.2 million of Common Stock and debt, respectively.

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

SEACOR Holdings Inc. (Registrant)

DATE: November 14, 2005	By:	/s/ Charles Fabrikant
Charles Fabrikant, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2005	By:	/s/ Richard Ryan
Richard Ryan, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.