Form 10-K
period 2005-12-31
SEACOR HOLDINGS INC /NEW/
filed 2006-03-20
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number      1-12289

SEACOR Holdings Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida	33316
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (954)-524-4200

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  ☒  Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2005 was approximately $1,107,842,000 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 8, 2006 was 25,023,759.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K
TABLE OF CONTENTS

PART I
Item 1.	Business	1
	General	1
	Segment and Geographic Information	2
	Offshore Marine Services	2
	Marine Transportation Services	9
	Inland River Services	10
	Aviation Services	13
	Environmental Services	16
	Other	18
	Government Regulation	19
	Industry Hazards and Insurance	23
	Employees	24
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
	Executive Officers of the Registrant	31
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
	Market for the Company’s Common Stock	32
	Issuer Repurchases of Equity Securities and Debt	32
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Overview	34
	Critical Accounting Policies and Estimates	36
	General	38
	Results of Operations	44
	Liquidity and Capital Resources	51
	Effects of Inflation	55
	Related Party Transactions	55
	Contingencies	56
	New Accounting Pronouncement	56
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	59

PART III
Item 10.	Directors and Executive Officers of the Registrant	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accountant Fees and Services	60
PART IV
Item 15.	Exhibits and Financial Statement Schedules	61

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-K as well as in other materials and oral statements that we release from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A. Risk Factors. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and “the Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR.

The Company is in the business of owning, operating, investing in, marketing and remarketing equipment, primarily in the offshore oil and gas and marine transportation industries. We operate a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and we also operate a fleet of U.S.-flag product tankers which transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, we operate a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. Our environmental services segment provides oil spill response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

SEACOR’s principal executive offices have been relocated from Houston, Texas to 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is (954) 524-4200. Our Internet address is www.seacorholdings.com.

All of the Company’s periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through the Company’s website as soon as reasonably practicable after the Company electronically files such reports or amendments with the SEC. They are also available to be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information.

Segment and Geographic Information

The Company’s operations are divided into five business segments: “Offshore Marine Services,” “Marine Transportation Services,” “Inland River Services,” “Aviation Services,” and “Environmental Services.”  Our additional activities are described under “Other”, which primarily includes “Harbor and Offshore Towing Services” and equity in earnings of 50% or less owned companies unrelated to the five business segments. Marine Transportation Services and Harbor and Offshore Towing Services were acquired as a result of our acquisition on July 1, 2005 of Seabulk International, Inc. (“Seabulk”) through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). Financial data for segment and geographic areas is reported in Item 8. Financial Statements and Supplementary Data—Note 16.—Major Customers and Segment Data included in Part IV of this Annual Report on Form 10-K.

Offshore Marine Services

Business

Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and freight hauling. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations including shorebase, marine transport and other supply chain management services. This segment contributed 50%, 58% and 78% of consolidated revenues in 2005, 2004 and 2003, respectively.

Equipment and Services

The following tables identify the types of vessels that comprise the Offshore Marine Services’ fleet as of December 31 in the indicated years. As a result of the Seabulk Merger, 102 vessels were added to Offshore Marine Services’ fleet. “Owned vessels” are those 100% owned by the Company, either constructed and delivered new from shipyards or purchased from competitors. “Joint ventured vessels” are those owned by entities in which the Company is not the sole owner. “Leased-in vessels” are generally those which have been sold to an institutional lessor and then leased back. “Pooled vessels” are owned by entities not affiliated with Offshore Marine Services: the revenues or profits of these vessels are shared with the revenues and profits of certain vessels owned by Offshore Marine Services based upon an agreed formula. “Managed vessels” are owned by entities not affiliated with the Company but are operated by Offshore Marine Services for a fee, no revenues or profits being shared with Offshore Marine Services. At the end of this section we provide a glossary of the types of vessels listed below and an explanation of the services they perform.

Offshore Marine Services Vessels

	Owned(a)	Joint Ventured	Leased-in	Pooled or Managed	Total
2005:
Anchor handling towing supply	24	3	2	—	29
Crew	72	6	23	—	101
Mini-supply	21	2	7	1	31
Standby safety	19	3	—	5	27
Supply	32	4	8	—	44
Towing supply	30	19	3	—	52
Other	14	2	—	1	17
	212	39	43	7	301

2004:
Anchor handling towing supply	14	3	1	—	18
Crew	58	5	19	—	82
Mini-supply	25	1	4	—	30
Standby safety	19	3	—	5	27
Supply	10	6	3	1	20
Towing supply	11	20	2	—	33
Other	1	1	—	—	2
	138	39	29	6	212

2003:
Anchor handling towing supply	18	6	2	—	26
Crew	51	13	23	—	87
Mini-supply	26	2	4	—	32
Standby safety	19	3	—	5	27
Supply	12	8	5	1	26
Towing supply	11	20	2	—	33
Other	2	2	—	—	4
	139	54	36	6	235

(a)      Excludes 3 owned vessels removed from service in 2005 and 14 vessels removed from service in 2003.

The following table sets forth the percent of the Company’s consolidated operating revenues earned by vessel type and certain other business activities of Offshore Marine Services for each year indicated:

Vessel Type	2005	2004	2003
Anchor handling towing supply	10%	9%	15%
Crew	13%	16%	17%
Mini-supply	4%	6%	7%
Standby safety	6%	11%	11%
Supply	7%	9%	13%
Towing supply	7%	5%	9%
Utility(a)	—	—	3%
Other	2%	—	—
Miscellaneous Offshore Marine Services revenues	1%	2%	3%
	50%	58%	78%

(a)      The Company removed its utility fleet from service during 2003.

The following table indicates average age in years of our fleet and shows the changed age profile of the fleet following the Seabulk Merger as of December 31:

Vessels	2005	2004
SEACOR Legacy Fleet including standby safety vessels	13.8	12.3
SEACOR Legacy Fleet excluding standby safety vessels	10.7	9.6
Seabulk Legacy Fleet	21.6	N/A
Combined Fleet including standby safety vessels	16.9	N/A
Combined Fleet excluding standby safety vessels	15.5	N/A

Glossary of Vessel Types

Listed below is a description of each of the vessel types referred to above.

Anchor handling towing supply (“AHTS”) vessels are used primarily for towing, positioning and mooring drilling rigs and other marine equipment by lifting and setting anchors on the sea bottom but are also used to transport supplies and equipment from shore bases to offshore drillings rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“BHP”) and size of winch in terms of “line pull” and wire storage capacity. Our fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning (“DP”) systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

Crew boats move personnel to and from offshore installations. Historically, crew boats transported people and were also used to deliver “light” cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field stand-by vessels, moving personnel between platforms and providing an emergency stand-by service under certain circumstances. Crew boats built prior to 1990 are generally 100 to 130 feet in length and are capable of 20 knots in light condition and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels (“FSVs”), range from 130 to 200 feet in length and develop speeds of between 25 and 35 knots. Modern FSVs have enhanced cargo carrying capacities, including in some instances the capacity to support some phases of drilling operations. Vessels supporting drilling and working in deep water are usually equipped with DP capabilities.

Mini-supply vessels range from 125 to 155 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are well suited for production support, construction projects, maintenance work and certain drilling support activities.

Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. In some cases, these vessels perform a dual role, functioning also as supply vessels.

Supply vessels and towing supply vessels range in length from 164 to 255 feet and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Speed is not generally a factor but the ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, certain supply vessels have DP capabilities. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4-8,000 horsepower) and deck mounted winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work.

Other includes geophysical, anchor handling tugs, tugs, freight and other vessels. These vessels generally have specialized features adapting them to their specific function, including large deck space, high electrical generating capacity, high maneuverability and unique thrusters, extra berthing facilities and long-range cruising capabilities. Special project activities include well stimulation, seismic data gathering, freight hauling services and accommodation services.

Markets

The demand for vessels is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors including:

•       expectations as to future oil and gas commodity prices

•       customer assessments of offshore drilling prospects compared to land-based opportunities

•       customer assessments of cost, geological opportunity and political stability in host countries

•       worldwide demand for oil and natural gas

•       the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing

•       the level of production of non-OPEC countries

•       the relative exchange rates for the U.S. dollar

•       various government policies regarding exploration and development of their oil and gas reserves

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of current market conditions.

Each of the markets in which Offshore Marine Services operates is highly competitive. The most important competitive factors are pricing and the availability of equipment to fit customer requirements at such time as the equipment is needed. Other important factors include service and reputation, flag preference, local marine operating conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of moving equipment from one geographical location to another.

We operate vessels in six principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth vessel types by geographic market. We sometimes participate in joint venture arrangements in certain geographical locations in order to enhance our marketing capabilities and facilitate operations in certain foreign markets. This allows for expansion of both our fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

Vessel Types by Geographic Market(a)	2005	2004	2003
United States:
Anchor handling towing supply	9	4	6
Crew	70	58	53
Mini-supply	28	26	27
Supply	23	8	9
Towing supply	5	4	2
Other	—	—	1
Total United States Fleet	135	100	98
Latin America and Mexico:
Anchor handling towing supply	5	6	9
Crew	9	8	11
Mini-supply	2	3	4
Supply	7	6	8
Towing supply	11	11	12
Other	1	—	2
	35	34	46
North Sea:
Anchor handling towing supply	1	1	1
Standby safety	27	27	27
Supply	—	4	7
	28	32	35
West Africa:
Anchor handling towing supply	6	3	6
Crew	13	13	14
Mini-supply	—	1	1
Supply	10	2	2
Towing Supply	20	8	9
Other	4	—	—
	53	27	32
Asia:
Anchor handling towing supply	8	3	3
Crew	3	2	9
Mini-supply	1	—	—
Supply	1	—	—
Towing Supply	3	1	1
Other	2	1	—
	18	7	13

(continued)

Vessel Types by Geographic Market(a)	2005	2003	2003
Middle East:
Crew	6	—	—
Supply	3	—	—
Towing supply	11	7	7
Other	10	1	1
	30	8	8
Other Foreign:
Anchor handling towing supply	—	1	1
Crew	—	1	—
Towing supply	2	2	2
	2	4	3
Total Foreign Fleet	166	112	137
Total Fleet	301	212	235

(a)      Excludes 3 vessels removed from service in 2005 and 14 vessels removed from service in 2003.

United States.   At December 31, 2005, 135 vessels were operating in the U.S., including 95 owned, 37 leased-in, 2 joint ventured and 1 pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with our fleet of AHTS vessels and exploration and production support with our fleet of crew and mini-supply vessels. This is a highly volatile market because the oil company programs we support tend to be of short-term duration and influenced by the near term price of natural gas. In addition, a large number of offshore marine service companies are active in this market and they compete largely on price alone.

Latin America & Mexico.   At December 31, 2005, 35 vessels were operating in Latin America and Mexico, including 14 owned and 21 joint ventured. Offshore Marine Services participated in the Mexican market through a joint venture, Maritima Mexicana, S.A  That market is controlled by the Mexican national oil company, Petroleos Mexicanos (“Pemex”), and vessel services are provided either directly to Pemex or to its subcontractors. The level of activity is largely influenced by Mexican government policies and finances. Subsequent to  December 31, 2005, we sold our interest in Maritima Mexicana, S.A. to our partners in that joint venture but continue to charter some of our vessels to them for operation in the Mexican market. We continue to have joint venture vessels operating in Chile, Argentina, Venezuela and Brazil.

North Sea.   At December 31, 2005, 28 vessels were operating in the North Sea, including 20 owned, 3 joint ventured, and 5 managed-in. The North Sea fleet primarily provides standby safety services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom promulgated legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. The North Sea is a highly regulated market.

West Africa.   At December 31, 2005, 53 vessels were operating in West Africa, including 49 owned, and 4 bareboat chartered-in. Our largest market in this area is Nigeria, where we work in cooperation with a Nigerian company, West Africa Offshore. The Nigerian market is dominated primarily by the major oil companies and is characterized by large scale, multi-year projects. There is also a significant political component behind investment decisions as the Nigerian national oil company, NNPC, is a participant in almost all offshore development. The remainder of the Company’s vessels in this region operate from ports in Angola, the Republic of the Congo, Cameroon, Gabon, Equatorial Guinea and South Africa.

Asia.   At December 31, 2005, 18 vessels were operating in Asia, including 12 owned, 2 leased-in, 3 joint ventured and 1 managed. Offshore Marine Services’ vessels operating in this area generally support exploration programs and therefore follow the rigs to their locations in the region. To date, the largest market in this area has been Indonesia. In the last few years, we have invested in vessels capable of specialty operations such as supporting the operation of remote operated vehicles, telecommunications cable laying/repair and offshore accommodation. We compete against a large number of local and international companies in this market.

Middle East.   At December 31, 2005, 30 vessels were operating in the Middle East region, including 22 owned and 8 joint ventured. Offshore Marine Services’ vessels operating in this area generally support countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar, Pakistan and India. We compete against a large number of local and international companies in this market.

Competitive Conditions

Although there are many suppliers of offshore marine services, management believes only one other company, Tidewater, Inc., operates in all of Offshore Marine Services’ major geographic markets. Tidewater, Inc. has a substantially greater percentage of the offshore marine market compared to that of Offshore Marine Services and its other competitors.

Customers and Contractual Arrangements

Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has further and generally limited Offshore Marine Services’ customer base. In 2005 there was no single customer responsible for 10% or more of consolidated operating revenues. Our ten largest customers accounted for approximately 45% of Offshore Marine Services’ operating revenues. The loss of one or a few of our customers could have a material adverse effect on Offshore Marine Services’ results of operations.

The Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all operating expenses, normally excluding fuel. Under bareboat charter agreements, the Company provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded as service is provided. Typically charter durations and rates are established in the context of Master Service Agreements which govern the terms and conditions of hire.

Risks of Foreign Operations

For the years ended December 31, 2005, 2004 and 2003 approximately 50%, 56%, and 54%, respectively, of Offshore Marine Services’ operating revenues were derived from foreign operations. Foreign operations are subject to inherent risks. These risks include, among others, political instability, asset seizures, nationalization of assets, terrorist attacks, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company’s financial condition and results of operations.

Marine Transportation Services

Business

The Marine Transportation Services operates a fleet of 10 U.S.-flag tankers, nine of which are owned and one which is bareboat chartered. Two foreign-flag tankers acquired in the Seabulk Merger were sold in August and September 2005. Our tankers provide marine transportation services for petroleum products, petrochemicals and chemicals moving in the U.S. domestic or “coastwise” trade. The Merchant Marine Act of 1920, commonly referred to as the “Jones Act,” requires that vessels engaged in U.S. coastwise trade be owned by U.S. citizens and built in the U.S. Marine Transportation Services accounted for approximately 7% of our total revenue for the six month period in 2005 following the Seabulk Merger.

Equipment and Services

The Oil Pollution Act of 1990 (“OPA 90”) established that vessels that do not have double-hulls will be prohibited from transporting crude oil and petroleum products in U.S. coastwise transportation after a certain date based on the age and size of the vessel unless they are modified with a double-hull. In addition, such vessels will be prohibited from transporting petroleum products in most foreign and international markets under a more accelerated phase-out schedule established by the International Maritime Organization (“IMO”).

The table below sets forth our Marine Transportation Services fleet as at December 31, 2005.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader	360,000	49,900	2011	Double-bottom
Seabulk Challenge	360,000	49,900	2011	Double-bottom
HMI Brenton Reef	341,000	45,000	None	Double-hull
Seabulk Energy	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Seabulk Mariner	340,000	46,000	None	Double-hull
Seabulk Pride	340,000	46,000	None	Double-hull
Seabulk Power	260,000	36,600	2008	Single-hull
Seabulk Magnachem(2)	297,000	39,300	2007	Double-bottom
Seabulk America	297,000	46,300	2015	Double-bottom

(1)                 Dead weight tons or “dwt”.

(2)                 We operate the Seabulk Magnachem under a bareboat charter expiring in February 2007 at which time we have an option to purchase the vessel.

Markets

Petroleum Product Transportation.   In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts, as well as transport crude and product between Alaska and the West Coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980 as vessels have reached the end of their useful lives or are being retired due to OPA 90 requirements. In addition, the cost of new vessel construction in the United States (a requirement to operate in the U.S. domestic coastwise trade) has substantially increased.

Chemical Transportation.   In the U.S. domestic coastwise chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the

U.S. Gulf of Mexico to industrial users in and around U.S. Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, paraxylene, alkylates, toluene and lubricating oils. Some of the chemicals must be carried in vessels with specially coated or stainless steel cargo tanks and many of them are sensitive to contamination and require special cargo-handling equipment.

Customers and Contractual Arrangements

The primary purchasers of petroleum product transportation services are multi-national oil and gas companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment or other transportation agreements tailored to the shipper’s requirements. Even though there was no single customer responsible for 10% or more of consolidated operating revenues in 2005, our ten largest customers accounted for approximately 85% of Marine Transportation Services’ operating revenues. The loss of one or a few of our customers could have a material adverse effect on Marine Transportation Services’ result of operations.

For vessels not operating under time charters or voyage charters, the Company books cargoes either on a spot (movement-by-movement) or contract of affreightment basis. As with other vessels we operate, tankers operated by Marine Transportation Services under time charter are operated for a daily rate of hire where the customer pays for fuel and we are responsible for the actual operation of the vessel and all other vessel operating expenses. When we bareboat charter a tanker to a customer, the customer pays us a daily rate of hire but also assumes all risk of operation and pays all operating expenses. Contracts of affreightment are contracts with a customer for the carriage of cargoes that are committed on a multi-voyage basis over a period of weeks or months, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton depending on the duration of the contract. Typically, under voyage charters and contracts of affreightment the vessel owner pays for the fuel and any applicable port charges.

Competition

The markets in which our tanker vessels operate are highly competitive. Our primary direct competitors are other operators of U.S. flag ocean-going tank vessels and chemical carriers. The most important competitive factors are pricing and availability to fit customer requirements as well as the requirement in certain areas to operate double hull or double bottom vessels.

Inland River Services

Business

Inland River Services, which trades under the name SCF Marine Inc. (“SCF”), is primarily engaged in the operation of a fleet of dry cargo barges which carry bulk goods on the Mississippi, Illinois, Tennessee and Ohio Rivers and their tributaries and the Gulf Intracoastal Waterways. Principal cargoes include ore, grain, coal, aggregate, steel, scrap and fertilizers. As of December 31, 2005, Inland River Services operated a fleet of 1,139 dry cargo barges, of which 749 are owned, 182 chartered-in, 202 managed on behalf of third parties and six owned through a joint venture. Certain of Inland River Services’ barging activities are supported by four wholly-owned towboats and three towboats in which Inland River Services holds a majority interest. All of our towboats are operated by third parties. Inland River Services also owns 44 chemical and product tank barges that are operated by a third party. These transport liquid bulk cargoes such as lube oils, solvents and glycols. In 2005 we expanded our services through the purchase of a “fleeting operation” which is a staging area for grouping barges in preparation for movements up and down the river and a holding area for barges waiting to load and unload cargo. The fleeting operation is managed by a third party.

Inland River Services contributed 13%, 14% and 7% of consolidated operating revenues in 2005, 2004 and 2003, respectively.

Equipment and Services

We operate 376 of our dry cargo barges with barges owned by third parties through a pooling arrangement that we manage. Under this arrangement, operating revenues and expenses of the entire pool are shared among the barge owners on the basis of barge days contributed. Each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

SCF’s fleet of dry cargo barges consists of open and covered hopper barges. Open hopper barges are used to transport commodities that are not sensitive to water such as coal, aggregate and scrap. Covered hopper barges are more versatile because they can also carry water sensitive products, such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in our fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull size of the barge.

Inland barges are unmanned and are moved on the U.S. inland waterways by vessels known in the trade as “towboats.”  The combination of a towboat and dry cargo barges is commonly referred to as a “tow.”  Tows usually range in size from fifteen to forty barges. The number of dry cargo barges included in a tow depends on a variety of factors, including the horsepower of the towboat, river width and navigational conditions, the direction of travel and the mix of loaded and empty barges in the tow.  Inland River Services contracts with third parties to move its dry cargo barges on a spot basis, meaning that the rates it pays for barge movements are market driven. Towing prices fluctuate with demand, rising with higher volumes and higher fuel costs. SCF has ownership interests in seven towboats that are operated by a third party.

Typical dry cargo voyage activity requires shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its next destination. After unloading it is shifted to a fleeting area for cleaning and repair if needed before being moved again into a load position. Generally, the Company tries to match-up northbound and southbound movements of cargo to minimize the movements of empty barges. Typically, grain cargos move southbound and non-grain cargos move northbound.

The following table sets forth the number of dry cargo barges, chemical tank barges and towboats owned and/or operated by Inland River Services.

	At December 31,
Fleet Structure	2005	2004	2003
Dry Cargo Barges:
Owned:
Open	279	231	126
Covered	470	443	243
Total Owned	749	674	369
Managed	202	210	235
Chartered-in	182	182	174
Joint Ventured(1)	6	6	6
Total Fleet	1,139	1,072	784
Chemical Tank Barges	44	20	—
Towboats(2)	7	6	3

(1)                 50% owned by the Company.

(2)                 Three 6,250 horsepower towboats were acquired in December 2003 and are bareboat chartered-out. The Company and a minority partner jointly own three 6,250 horsepower towboats which were acquired in July 2004. A 3,800 horsepower towboat was acquired in 2005 and is bareboat chartered-out.

Markets

Dry cargo barges provide cost effective transport for many bulk commodity shippers. Primary users of dry cargo barges include major U.S. agricultural and industrial companies. Dry cargo commodities transported on the U.S. inland waterways include coal, petroleum byproducts, grain and grain byproducts, fertilizers, both raw steel commodities and finished steel, nonferrous minerals and construction materials. Grains rank as the primary export, coal and petroleum products are predominately moved domestically, and fertilizer, steel, and construction materials are both imported and moved domestically within the U.S. inland waterways.

The market for our services, prices achieved and utilization are driven by supply/demand economics. The relationship between supply and demand reflects many factors including:

•       the level of domestic and international production of the basic agricultural products to be transported (in particular the yields from grain harvests)

•       the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets

•       worldwide demand for iron ore, steel, steel by-products, coal, petroleum and other bulk commodities

•       strength or weakness of the U.S. Dollar

•       volatility of foreign economies

•       volume of grain production in different growing regions

•       the cost of ocean freight and the cost of fuel

Within the U.S. other local factors also have an effect on pricing including:

•       the supply of barges available to move the products

•       the ability to position the barges to maximize efficiencies and utility in moving cargoes both northbound and southbound

•       the cost of alternative forms of transportation (primarily rail)

•       general operating logistics on the river network including operating status of locks

•       the effect of river levels on the loading capacities of the barges in terms of draft restrictions

Most of Inland River Services business is booked in the short-term and spot markets, and therefore, its earnings are subject to fluctuations in market rates. We occasionally seek to enter into long-term contracts to provide a level of stable cash flows and moderate the effect of market fluctuations.

Seasonality

The upper Mississippi River usually closes to barge traffic from mid-December to mid-March. Ice hinders the navigation of barge traffic on the mid-Mississippi River, the Illinois River and the upper Ohio River during the same period. Adverse river conditions due to high water resulting from excessive rainfall, or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. inland waterways, the number of barges included in tows, and the quantity of cargo that is loaded in the barges. The volume of grain transported from the Midwest to the Gulf of Mexico, which is primarily for export, is highest during the harvest season from mid-August through late November. The harvest season is particularly significant because pricing tends to peak during these months in response to higher demand for equipment.

Competitive Conditions

We believe that there are four other major domestic companies that operate over 1,000 barges each, with three of those operating over 2,000 barges each. There are also four mid-sized barge companies that operate more than 500 but less than 1,000 barges. The Company estimates that the ten largest operators control approximately 80% of the dry cargo capacity and the twelve largest operators control 80% of the liquid cargo capacity in the barge industry. Competition is based primarily on price and equipment availability. While our main competitors are other barge lines, railroads also compete for traffic that might otherwise move on the water.

Customers and Contractual Arrangements

The principal customers for Inland River Services are major agricultural and industrial companies. In 2005 there was no single customer responsible for 10% or more of consolidated operating revenues. Our ten largest customers accounted for approximately 60% of Inland River Services’ revenues in 2005. The loss of one or a few of our customers would not have a material adverse effect on Inland River Services’ results of operations.

Most of the barges in the fleet are employed under contracts of affreightment (a contract of affreightment is an agreement to transport cargo from one point to another for a specified rate per ton) with customers. Contracts of affreightment can vary in duration, ranging from one voyage to several years. For longer term contracts base rates may be adjusted in response to changes in fuel prices and operating expenses. Some longer term contracts provide for the transport of a minimum number of tons of cargo or the transportation requirements for a particular customer. Some of the barges are bareboat chartered-out to third parties for a fixed payment of hire per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years.

Aviation Services

Business

Aviation Services commenced operations in December 2002 with the acquisition of Houston-based helicopter owner/operator Tex-Air Helicopters, Inc. (“Tex-Air”) an operator of 46 helicopters  primarily servicing the offshore oil and gas markets in Texas and Louisiana. On December 31, 2004, we acquired Era Aviation, Inc. (“the Era Acquisition”), which operated 81 helicopters, an airline with sixteen fixed wing aircraft, which we sold on July 18, 2005, and a Fixed Base Operation (“FBO”) providing fuel and services to third parties at Anchorage International Airport. In April 2005, we integrated the operations of Tex-Air with those of Era Aviation, Inc. and we began operating the combined group as Era Helicopters LLC (“Era”). Era’s primary activities support offshore oil and gas activities in the U.S. Gulf of Mexico and Alaska, flightseeing in Alaska and equipment leasing in various parts of the world. We operate from bases in Alabama, Louisiana, Mississippi, Texas and Alaska.

Aviation Services contributed 14%, 6% and 5% of consolidated operating revenues in 2005, 2004 and 2003, respectively.

Equipment and Services

At December 31, 2005, Aviation Services owned 94 helicopters and leased 14 others under operating leases. Of these, 100 were located in the United States and 8 were located in foreign jurisdictions. In addition to our operating fleet of 108 helicopters, 16 helicopters have been removed from service and are being marketed for sale.

Aviation Services operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana and is a factory approved service facility for Bell Helicopter, American Eurocopter and Turbomeca. Since 1987, Era has manufactured and marketed, from its Lake Charles facility a composite external auxiliary fuel tank for use on several helicopter types, including the Bell 205, 212/412 and the military “Huey”. The tank system provides enhanced flight range with nominal drag while increasing passenger capacity. Sales to date have been to both civilian and military customers. Other aircraft accessories are also manufactured at the facility.

The composition of Aviation Services’ fleet as of December 31, 2005 was as follows:

Manufacturer	Model	Number	Engine	Passenger Capacity
Light Helicopters:
Eurocopter	EC120	8	Single	4
Eurocopter	AS 350 Types	33	Single	5-6
Agusta	A119	10	Single	7
Eurocopter	BO-105	16	Twin	4-5
Agusta	A109	2	Twin	7
		69
Medium Helicopters:
Sikorsky	S-76 Types	9	Twin	12
Eurocopter	EC155	2	Twin	12
Bell	Bell 212/412	22	Twin	13
Agusta	AB 139	3	Twin	12
		36
Heavy Helicopters:
Sikorsky	S-61	3	Twin	19
		3
		108

The flightseeing tourist services in Alaska are provided through contractual arrangement with cruise lines and through direct bookings with hotels, travel agents and individual passengers. These services are operated out of Juneau and from areas near Denali National Park. Other helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse. These services are somewhat seasonal in nature, peaking during the months of May through September when weather conditions are more conducive to operations.

Operations in the U.S. Gulf of Mexico largely support the offshore oil and gas exploration, development and production industry. Services are provided from Aviation Services’ corporate office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, Abbeville, Venice, Fourchon, Houma, Schriever and Johnson’s Bayou, the Texas cities of Galveston and Sabine Pass, from Pascagoula Mississippi and from Theodore, Alabama.

Our principal aircraft base in Alaska is our Fixed Base Operation and hangar space at Ted Stevens Anchorage International Airport. We also maintain smaller helicopter facilities in Alaska at Deadhorse and Valdez and we own properties in Juneau and Denali Park, Alaska.

Markets

At this time, Aviation Services’ principal market for its transportation services is the oil and gas industry with offshore operations in the U.S. Gulf of Mexico. The customers and locations are similar to those serviced by Offshore Marine Services and the market and Aviation Services opportunities there are subject to the same cycles and pressures as described above. See “Item 1. Business—Offshore Marine Services—Markets.”  In addition, Aviation Services leases aircraft in the U.S. and internationally, conducts flightseeing operations in Alaska and provides services to the utility and offshore markets in Alaska.

Seasonality

A significant portion of Aviation Services’ operating revenues and profits from serving oil and gas industry customers is dependent on actual flight hours. The fall and winter months have fewer hours of daylight and consequently flight hours are generally lower at these times. In addition, prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact our operating results. In general, the winter months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During tropical storms, we are unable to operate in the area of the storm although flight activity may increase immediately prior to and after storms due to the evacuation and return of offshore workers. Our flightseeing operation is also seasonal; activity generally occurs from late May until early September.

Competitive Conditions

The helicopter transportation business is highly competitive. There are two major competitors in the U.S.:  PHI, Inc. and Bristow Group Inc. as well as several other smaller companies. In addition, several customers in the U.S. Gulf of Mexico operate their own helicopter fleets. We are the third largest helicopter company operating in the U.S. Gulf of Mexico and one of the largest operators of flightseeing helicopters in Alaska. In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to participate in bidding for work. Among bidders meeting these criteria, customers typically make their final choice based on price and aircraft preference.

Customers and Contractual Arrangements

Aviation Services charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require incremental payments above a fixed fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Our rate structure, as it applies to our utility and oil and gas contracts, contains terms that limit our exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to our customers. With respect to flightseeing aircraft, we allocate block space to cruise lines and sell seats directly to customers. At December 31, 2005, we had 55 helicopters operating under master service agreements or term contracts with customers. The Company’s principal customers in the U.S. Gulf of Mexico are oil companies of varying sizes and production management companies. In Alaska, the Company’s principal customers are oil companies and cruise line passengers.

There are other markets for our helicopter transportation services that include oil and gas industry support activities abroad, medical transportation, agricultural support and general aviation activities. Our activity in these markets is limited. We have nine helicopters operating abroad under leases to third parties.

In 2005 there was no single customer responsible for 10% or more of consolidated operating revenues. Our ten largest customers accounted for approximately 45% of Aviation Services’ operating revenues. The loss of one or a few of our customers could have a material adverse effect on Aviation Services’ results of operations.

Environmental Services

Business

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the U.S. and abroad. In the United States, these services are generally related to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils as required by OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of the countries where our clients operate, international maritime conventions and environmental covenants placed on clients by their lending institutions. In general, emergency preparedness services may include development of response plans, training, exercises, equipment selection and sales and other consulting projects. Response services may include mitigation and supervision of actual emergency response and crisis management situations, such as industrial fires, hazardous materials releases and oil spills. We also bid on and perform contractual services for federal, state and local governments from time to time. We conduct our business through the Company’s wholly owned subsidiaries, National Response Corporation (“NRC”), The O’Brien’s Group, Inc., SEACOR Environmental Services International Ltd. (“SESI”) and NRC Environmental Services Inc. (“NRCES”) which was acquired in November 2003.

This segment contributed 14%, 23% and 11% of consolidated revenues in 2005, 2004 and 2003, respectively.

Products and Services

Emergency Response Services.   Environmental Services employs trained personnel and maintains specialized equipment positioned in the U.S. and in certain locations outside the U.S. to respond to oil spills, other emergencies and projects required by our customers. A fleet of specialized vessels and barges outfitted with oil spill equipment is positioned on the East, Gulf, and West Coasts of the U.S. as well as in the Caribbean and Hawaii. Oil spill and other response equipment is also stationed in certain international locations, such as the Caspian Region, Far East, Middle East and South America. The division has also established a network of approximately 175 independent oil spill response contractors that may assist it by providing equipment and personnel. Operating revenues earned from emergency response services approximated 46%, 49% and 41% of Environmental Services’ total operating revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

Retainer Services.   We offer retainer contracts to the maritime community, such as operators of tank and non-tank vessels and chemical carriers and to owners of facilities, such as refineries, pipelines, exploration and production platforms, power plants and storage tank and transportation terminals. Retainer services include access to professional response management and specialized equipment necessary to respond to an oil or chemical spill emergency.

Consulting Services.   Our personnel assist clients in the development and updating of their prevention, emergency response and security plans.  These personnel also develop and conduct customized training programs for clients to educate their employees on the prevention of and response to emergencies, such as oil spills, handling of hazardous materials releases, fire fighting, security incidents and other crisis-related events and associated risks. In addition, our environmental professionals plan, conduct, evaluate and participate in customer and government led emergency response drills and exercises. We also assist customers in the selection, purchase, shipment and commissioning of environmental equipment and products and training of personnel to operate this equipment. Consultants with specialized qualifications also conduct and assist with vessel inspections and security assessments of vessels and facilities. We offer these services throughout the U.S. and internationally, both on a stand-alone basis and as part of retainer services, to our oil, chemical, industrial, marine transportation and government customers.

Industrial and Remediation Services.   We also provide remediation and cleaning services to oil, chemical, industrial and government clients primarily on the U.S. West Coast. These services include hazardous waste management, industrial and marine cleaning services, salvage support, petroleum storage tank removal and site remediation services. Some of these projects are required or governed by federal, state or local regulations. Also, many of these projects are the result of competitive bidding conducted by our customers.

Markets

The market for contractual oil spill response and other related training and consulting services in the U.S. resulted from the enactment of the OPA 90 legislation passed by the U.S. Congress after the Exxon Valdez oil spill in Alaska. OPA 90 requires that all tank vessels operating within the 200-mile Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the U.S. develop a plan to respond to a “worst case” oil spill and ensure by contract or other approved means the ability to respond to such a spill. Certain states have enacted similar oil spill laws and regulations, most notably California, Washington and Alaska. In 2004, many of these same preparedness and response requirements were expanded to include self-propelled non-tank vessels greater than 400 gross tons by passage of The Coast Guard and Maritime Transportation Act of 2004. The U.S. Coast Guard has in turn issued a Navigation and Vessel Inspection Circular to clarify these requirements and is in the process of promulgating final regulations. The United Nations’ MARPOL 73/78 convention also subjects companies to various requirements governing waste disposal and water and air pollution.

We also provide vessel security assessments, security plans, security training and exercises and other related services. We market these services to clients who are required to comply with the Maritime Transportation Security Act of 2002 which was enacted following the September 11, 2001 terrorist attacks. We also market these services to federal, state, county and local agencies to assist them in their efforts to improve emergency preparedness and response capabilities. The international market is characterized by two distinct operating environments developed and developing nations. In developed nations, the environmental regulations generally are mature and governments usually respond to oil spills with public resources and then recover their costs from the responsible parties. In developing nations where global oil exploration and production exists, there is less oil spill response infrastructure and Environmental Services is seeking to develop opportunities to work with international oil and gas exploration and producing companies in such nations.

Customers and Contractual Arrangements

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, power generating operators, industrial companies and airports. Services are provided pursuant to contracts generally ranging from one month to ten years. In addition to our retainer customers, we provide training, exercise and response services for oil spills, chemical releases, terrorist acts and natural disasters to others, including, under certain circumstances, local, state and federal agencies such as the U.S. Coast Guard. In 2005 there was no single customer responsible for 10% or more of consolidated operating revenues. Our ten largest customers accounted for approximately 50% of Environmental Services’ operating revenues. The loss of one or a few of our customers could have a material adverse effect on Environmental Services’ results of operations.

Environmental Services has more than 2,300 customers, and management does not believe that it is dependent on a single customer or small group of customers.

Competitive Conditions

The principal competitive factors in the environmental service business are price, customer service, reputation, experience and operating capabilities. In the U.S., NRC faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other non-profit industry cooperatives and also from those  commercial contractors who target specific market niches in response, consulting and remediation. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few well-known private companies and regional oil industry cooperatives.

Risks of Foreign Operations

Environmental Services operates worldwide. Services include oil spill response, training, exercise support and special projects in assessing risk of spills, response preparedness, strategies and resource requirements to multinational oil companies, governments and industry. For the years ended December 31, 2005, 2004 and 2003 approximately 11%, 8%, and 40%, respectively, of Environmental Services’ operating revenues were derived from its foreign operations. A significant increase in operating revenues earned from foreign operations in 2003 resulted from spill response, spill management, containment and remediation services provided in support of Operation Iraqi Freedom.

Foreign operations are subject to various inherent risks. These risks include, among others, political instability, nationalization of assets, terrorist attacks, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future.

Other

Harbor and Offshore Towing Services.   The Harbor and Offshore Towing Services operation was acquired on July 1, 2005 as a result of the Seabulk Merger. At December 31, 2005, the Company operated a total of 26 tugs, of which 15 were conventional tugs and eleven were tractor tugs. Of the tractor tugs, four were Ship Docking Module (“SDMs”) which are innovative ship docking vessels, designed and patented by Seabulk. They are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. In 2005 there was no single customer responsible for 10% or more of consolidated operating revenues. Our ten largest customers accounted for approximately 38% of Harbor and Offshore Towing Services’ operating revenues.

At December 31, 2005, twelve tugs were operating in Florida; four in Port Everglades, six in Tampa and two in Port Canaveral. There were five tugs operating in Port Arthur, Texas, three in Mobile, Alabama and three in Lake Charles, Louisiana. There were two tugs engaged in offshore towing operations in Mexico and one tug was bareboat chartered-out.

Globe Wireless.   In 1998, the Company acquired an interest in the predecessor of Globe Wireless, L.L.C. (“Globe Wireless”) and beneficially owns approximately 38% of the voting equity of Globe Wireless. Globe Wireless operates a worldwide network of high frequency radio stations. The network of stations is a wireless data network initially targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. The Company records Globe’s results using the equity method of accounting.

Joint Ventures, Leasing and Other Activities.   In 1998, the Company entered into a joint venture with an established private ship-owning and ship-management company in which it owns a 50% interest. The joint venture currently owns and operates a 52,000 dwt handy-max bulk carrier built in 2001. In 2003, the Company made a $6.0 million minority equity investment in a California-based company that designs and manufactures water treatment systems for sale or lease. The Company records the results of these investments using the equity method of accounting. The Company purchases leases or purchases equipment which is then leased to third parties. The company also takes positions in marketable securities.

Government Regulation

Regulatory Matters

Our operations are subject to significant U.S. federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where we operate our equipment or where the equipment is registered. Our domestically registered vessels are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Aviation Services is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), and other statutes pursuant to Federal Aviation Regulations Part 135 Air Taxi Certificate granted by the Federal Aviation Administration (the “FAA”). The FAA regulates flight operations and, in this respect, has jurisdiction over Aviation Services personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards and, because of the use of radio facilities in its operations, we are also subject to the Communications Act of 1934, as amended.

Offshore Marine Services, Marine Transportation Services and Inland River Services are also subject to the Shipping Act, 1916, as amended (the “1916 Act”), and the Merchant Marine Act of 1920, as amended (the “1920 Act,” or the “Jones Act” and, together with the 1916 Act, the “Shipping Acts”), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports known as “U.S. coastwise trade”. The Shipping Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance. Aviation Services’ helicopters operating in the United States are similarly subject to registration and citizenship requirements under the Federal Aviation Act. That Act requires that before an aircraft may be legally operated in the United States, it must be owned by “citizens of the United States,” which, in the case of a corporation, means a corporation (i) organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are U.S. “citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens.

To facilitate compliance with the Shipping Acts, SEACOR’s Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of the SEACOR’s capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR’s by-laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and the Chief Executive Officer and the President, all of whom must be U.S. citizens.

All of Marine Transportation Services’ and Inland River Services’ vessels and the majority of Offshore Marine Services’ vessels are registered in the United States and operate in the U.S. coastwise trade. Offshore Marine Services also operates vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.

All of our chemical and petroleum product tankers, harbor and offshore towing vessels, certain of our offshore marine vessels and all of our inland river tank barges that are operated by a third party are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the U.S. Coast Guard and/or the American Bureau of Shipping and other marine classification societies. Moreover, to insure compliance with applicable safety regulations, the U.S. Coast Guard is authorized to inspect vessels at will.

NRC, one of our environmental services companies, is classified by the U.S. Coast Guard as an Oil Spill Removal Organization (“OSRO”) for every port in the continental U.S., Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. Vessel owners and other customers subject to OPA 90 who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process permits the U.S. Coast Guard and these customers to evaluate an OSRO’s ability to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

In addition to the U.S. Coast Guard, the U.S. Environmental Protection Agency (“EPA”), the Office of Pipeline Safety, the Minerals Management Service division of the U.S. Department of Interior and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

When responding to third-party oil spills, Environmental Services enjoys immunity from liability under federal law and some state laws for any spills arising from its response efforts, except in the event of deaths or personal injuries as a result of our gross negligence or willful misconduct.

Environmental Compliance

As more fully described below, all of our businesses are, to some degree, subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties and fines, injunctions or other sanctions.

We believe that our operations currently are in compliance with all material environmental laws and regulations. We do not expect that we will be required to make capital expenditures in the near future that are material to our financial condition or operations to comply with environmental laws and regulations; however, because such laws and regulations are frequently changing and may impose increasingly strict requirements, we cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is our view that this trend is likely to continue.

The Oil Pollution Act of 1990 (OPA 90) OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone of the United States. Although it appears to apply in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include our chemical and petroleum product vessels) and “other vessels” (which include our tugs, offshore marine vessels and dry cargo barges).

Under OPA 90, owners and operators of regulated facilities and owners and operators or certain charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. Damages are defined broadly to include (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the U.S. government, a state or political subdivision thereof of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) loss of subsistence use of available natural resources.

The statutory liability of responsible parties for tank vessels is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for any “other vessel,” such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with certain governmental orders.

Under OPA 90, with certain limited exceptions, all newly-built or converted oil tankers carrying crude oil and petroleum products in U.S. waters must be built with double-hulls. Existing single-hull, double-side or double-bottom tank vessels, unless retrofitted with double-hulls, must be phased out of service at some point through 2015, depending upon the vessel’s size, age and place of discharge. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, unless modified to install double-hulls, our one single-hull and four double-bottom chemical and petroleum product tankers will be required to cease transporting petroleum products between 2007 and 2015.

OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. We have satisfied U.S. Coast Guard regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act, described below, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall financial responsibility in the case of tank vessels from $1,200 to $1,500 per gross ton.

OPA 90 also amended the Clean Water Act, also described below, to require the owner or operator of certain facilities or of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove to the maximum extent practicable a worst-case discharge. The Company has complied with these requirements. We expect our pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on our business, results of operations or financial condition.

OPA 90 allows states to impose their own liability regimes with respect to oil pollution incidents occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued regulations addressing financial responsibility and vessel and facility response planning requirements. We do not anticipate that state legislation or regulations will have any material impact on our operations.

In addition to OPA 90, the following are examples of environmental laws that relate to our business and operations:

The Clean Water Act   (CWA). The federal CWA and comparable state and local laws impose restrictions on the discharge of pollutants into the navigable waters of the United States. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. A related statute, the Coastal Zone Management Act, authorizes state development and implementation of programs to manage non-point source pollution to restore and protect coastal waters.

The Resource Conservation and Recovery Act   (RCRA). The federal RCRA and comparable state and local laws regulate the generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. Our operations may generate or, in some cases, result in the transportation of these regulated wastes.

The Comprehensive Environmental Response, Compensation, and Liability Act   (CERCLA).  The federal CERCLA and comparable state laws establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources.

The Clean Air Act   (CAA). The federal CAA and comparable state and local laws impose restrictions on the emission of air pollutants into the atmosphere. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. Our chemical and petroleum product carrier vessels are subject to vapor control and recovery requirements when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports and are equipped with vapor control systems that satisfy these requirements in all material respects.

We manage exposure to losses from the above-described laws through our efforts to use only well-maintained, well-managed and equipped facilities and vessels and our development of safety and environmental programs, including a maritime compliance program and our insurance program. We believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by us will not have a material adverse effect.

Security

Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the U.S. Coast Guard, the International Maritime Organization and the states and local ports to adopt heightened security procedures relating to ports and vessels. The Company has updated its procedures in light of the new requirements.

In 2002, Congress passed the Maritime Transportation Security Act (the “MTSA”), which together with the International Maritime Organization’s recent security proposals (collectively known as the International Ship and Port Facility Security Code or “ISPS”), requires specific security plans for our vessels and rigorous crew identification requirements. The following vessels are subject to the requirements of the ISPS:

•       U.S.-flag vessels operating in the Jones Act trade that are at least 100 gross registered tons

•       U.S.-flag vessels operating on an international voyage

•       Foreign-flag vessels that are at least 500 gross tons under the ITC (International Tonnage Convention)

The Company has implemented vessel security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing the MTSA which have been issued by the U.S. Coast Guard. The Company anticipates that the costs of security for our business will continue to increase. In addition, the Company’s U.S.-flag vessels, subject to the requirements of the ISPS, all foreign-flag vessels and U.S.-flag vessels, operating on an international voyage, were in compliance with the ISPS requirements effective July 1, 2004.

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. In addition, helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains marine and aviation hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which we operate. We also conduct training and safety programs to promote a safe working environment and minimize hazards.

Employees

As of December 31, 2005, the Company employed approximately 5,035 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services vessel operations.

At December 31, 2005 Offshore Marine Services employed 699 seafarers in the United Kingdom of whom 242 were members of a union under the terms of an ongoing agreement. In the United States, a total of approximately 540 employees are unionized in Marine Transportation Services and Towing Harbor Services. The union agreements expire at varying times from August 31, 2006 to May 31, 2009. Certain individuals in Environmental Services are also represented by unions. The unionization of domestic seamen and/or aviation employees could arise in the future.

Management considers relations with employees to be satisfactory.

ITEM 1A. RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

Demand for many of our services substantially depends on the level of activity in the offshore oil and natural gas exploration, development and production industry.   The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and that volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•       prevailing oil and natural gas prices and expectations about future prices and price volatility

•       the cost of exploring for, producing and delivering oil and natural gas offshore

•       worldwide demand for energy and other petroleum products as well as chemical products

•       availability and rate of discovery of new oil and natural gas reserves in offshore areas

•       local and international political and economic conditions and policies including cabotage and local content laws

•       technological advances affecting energy production and consumption

•       weather conditions

•       environmental regulation

•       the ability of oil and natural gas companies to generate or otherwise obtain funds for capital

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity. Lower levels of expenditure and activity would result in a decline in the demand and lower rates for our offshore energy support services and tanker services. Moreover, approximately 50% of our Offshore Marine Services and 73% of our Aviation Services are currently conducted in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

We conduct international operations, which involve additional risks.   We operate vessels and lease helicopters worldwide. Activity outside the U.S. involves additional risks, including the possibility of:

•       restrictive actions by foreign governments, including asset seizure

•       foreign taxation and changes in foreign tax laws

•       limitations on repatriation of earnings

•       changes in currency exchange rates

•       local cabotage and local ownership laws and requirements

•       nationalization and expropriation

•       loss of contract rights

•       political instability, war and civil disturbances or other risks that may limit or disrupt markets

Our ability to compete in the international offshore energy support market may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, our foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact our business.   During 2005, approximately 50% of our Offshore Marine Services’ operating revenues principally resulted from Offshore Marine Services’ foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, nationalization of assets, currency restrictions, import-export quotas and other forms of public and government regulation, all of which are beyond our control. Economic sanctions or an oil embargo, for example could have significant impact on activity in the oil and gas industry and correspondingly on us should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupt our operations in the region.

Offshore Marine Services, Marine Transportation Services and Aviation Services rely on several customers for a significant share of their revenues, the loss of which could adversely affect Offshore Marine Services’, Marine Transportation Services’  and Aviation Services’ businesses and operating results.   Offshore Marine Services’, Marine Transportation Services’ and Aviation Services’ customers are primarily major oil companies and large independent oil and gas exploration and production companies. The portion of Offshore Marine Services’, Marine Transportation Services’ or Aviation Services’ revenues attributable to any single customer may change over time, depending on the level of relevant activity by such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control.

Consolidation of our customer base could adversely affect demand for our equipment and reduce our revenues.   Oil and natural gas companies, energy companies and drilling contractors have undergone substantial consolidation in the last few years. Additional consolidation is likely. Consolidation results in fewer companies to charter or contract for our equipment. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, adversely affecting demand for our Offshore Marine Services’ vessels, Marine Transportation Services’ tankers and Aviation Services’ helicopters, thereby reducing our revenues.

We may be unable to maintain or replace our vessels as they age.   As of December 31, 2005, the average age of our Offshore Marine Services vessels, excluding its standby safety vessels, was approximately 15.5 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

An increase in the supply of offshore support vessels or tankers would likely have an adverse impact on the charter rates earned by our offshore support vessels and tankers.   Expansion of the worldwide offshore support vessel fleet would increase competition in the markets where Offshore Marine Services operates. The refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity would lower charter rates. Similarly, should our competitors in the domestic petroleum and chemical product tankers industry construct a significant number of new tankers or large capacity integrated or articulated tug and barges, demand for our tanker assets could be adversely affected.

If we do not restrict the amount of foreign ownership of our Common Stock, we could be prohibited from operating our offshore support vessels, inland river vessels and barges and tankers in parts of the U.S. and could be prohibited from operating our helicopters, which would adversely impact our business and operating results.   We are subject to the Shipping Acts, which govern, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Acts require that vessels engaged in the “U.S. coastwise trade” be owned by U.S. citizens and built in the U.S. We are also subject to regulations pursuant to the Federal Aviation Act of 1958, as amended, and other statutes (“Aviation Acts”). Generally, our aircraft operating in the U.S. must be registered in the U.S. In order to register such aircraft under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts, and also comply with the Aviation Acts, we would be prohibited from operating our vessels in the U.S. coastwise trade and our helicopters in the U.S. during any period in which we did not comply with these regulations.

Marine Transportation Services could lose Jones Act protection, which would result in additional competition.   A substantial portion of Marine Transportation Services’ operations is conducted in the U.S. coastwise trade. Under the Merchant Marine Act of 1920, which is also referred to as the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. law. There have been attempts to repeal or amend the Jones Act, and these attempts are expected to continue in the future. Repeal of the Jones Act could result in additional competition from vessels built in lower-cost foreign shipyards and owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the business, results of operations and financial condition of the company.

Failure to maintain an acceptable safety record may have an adverse impact on our ability to retain customers.   Our customers consider safety and reliability a primary concern in selecting a service provider. We must maintain a record of safety and reliability that is acceptable to our customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas.   Because offshore marine operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act (“OCSLA”), to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company’s financial condition and results of operations.

Operational risks could disrupt Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services and expose us to liability.   The operation of offshore support vessels, tankers, tugs, and helicopters is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks to vessels include sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of our personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, we could be held liable for resulting damages. In addition, the affected vessels or helicopters could be removed from service and would not be available to generate revenues.

Aviation Services may be subject to adverse weather conditions and seasonality.   A significant portion of the Company’s revenues from Aviation Services is dependent on actual flight hours. Prolonged periods of adverse weather, storms and the effect of fewer hours of daylight adversely impact Aviation Services. Winter months generally have more days of adverse weather conditions than the other months of the year with poor visibility, high winds, heavy precipitation and fewer daylight hours all adversely affecting the operations of helicopters. June through November is tropical storm season in the U.S. Gulf of Mexico; during tropical storms, helicopters are unable to operate in the area of the storm. In addition, many of Aviation Services’ facilities are located along the U.S. Gulf of Mexico coast and tropical storms may cause damage to its property.

Revenue from our tanker segment and towing activities could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery.   A reduction in domestic consumption of refined petroleum products, crude oil or chemical products may adversely affect revenue from our tanker segment and towing activities. Weather conditions also affect demand for our tanker services and towing services. For example, a mild winter may reduce demand for heating oil in our areas of operation. Moreover, alternative methods of delivery of refined petroleum, natural gas or crude oil may be developed and therefore reduce demand for our services. Finally, a reduction in domestic refining capacity would reduce demand for our services.

Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on our tanker and towing revenues.   Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by our tankers. New pipeline segments are being planned and approved for the Florida market. The construction and operation of these pipelines could have an adverse effect on our tanker and towing businesses.

We may have to phase-out some of our single-hull tankers from petroleum product transportation service in U.S. waters.   OPA 90 establishes a phase-out schedule, depending upon vessel size and age, for non-double-hull vessels carrying crude oil and petroleum products in U.S. coastwise transportation. The phase-out dates for our non-double-hull tankers are as follows: Seabulk Magnachem—2007, Seabulk Power—2008, Seabulk Trader—2011, Seabulk Challenge—2011 and Seabulk America—2015. As a result of this requirement, unless these vessels are modified with double-hulls, which will require substantial capital expenditures, they will be prohibited from transporting crude oil and petroleum products in U.S. coastwise transportation after their phase-out dates. They would also be prohibited from transporting petroleum products in most foreign and international markets under a more accelerated International Maritime Organization international phase-out schedule, were we to attempt to enter those markets.

We are subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.   Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, Occupational Safety and Health Administration, the National Transportation Safety Board and the U.S. Customs Service and to regulation by port states and class society organizations such as the American Bureau of Shipping, as well as to international regulations from international treaties such as the Safety of Life at Sea (“SOLAS”) convention administered by port states and class societies. The U.S. Coast Guard, Occupational Safety and Health Administration, and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

Our business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase our costs. We cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on our business, results of operations and financial condition. For more information, see “Governmental Regulation—Environmental Compliance” in Item 1.

Spill response revenue is subject to significant volatility.   Environmental Services’ response revenues are event driven and can vary greatly from quarter to quarter and year to year based on the number and magnitude of responses. As a result, Environmental Services’ profitability may also vary greatly from year to year.

A relaxation of oil spill regulation or enforcement could reduce demand for Environmental Services’ services.   Environmental Services is dependent upon the enforcement of regulations promulgated under OPA 90, international conventions and, to a lesser extent, upon local regulations. Less stringent oil spill regulations or less aggressive enforcement of these regulations would decrease demand for Environmental Services’ services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for Environmental Services’ oil spill response services could be adversely impacted.

A change in, or revocation of, NRC’s classification as an Oil Spill Removal Organization, or “OSRO” would result in a loss of business.   NRC is classified by the U.S. Coast Guard as an OSRO. The U.S. Coast Guard classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. U.S. Coast Guard classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the U.S. Coast Guard. A loss of NRC’s classification or changes in the requirements for classification could eliminate or diminish NRC’s ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

Environmental Services could incur liability in connection with providing spill response services.   Although Environmental Services is generally exempt from liability under the federal Clean Water Act for its own actions and omissions in providing spill response services, this exemption might not apply if it were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the Clean Water Act. In addition, the exemption under the federal Clean Water Act would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the U.S. states in which Environmental Services provides service have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that Environmental Services does not benefit from federal or state exemptions from liability in providing spill response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others.

Inland River Services could experience variation in freight rates.   Freight transportation rates may fluctuate as the volume of cargo and availability of barges changes. Volume of freight transported on the inland waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand and foreign currency exchange rates. Barge participation in the industry will also vary year to year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.

Inland River Services’ results of operations can be adversely affected by the decline in U.S. grain exports.   Inland River Services’ business is significantly affected by the volume of grain exports handled through U.S. Gulf of Mexico ports. Grain exports can vary due to a number of factors including the crop harvest yield levels in the U.S. and abroad. The shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland River Services.

Inland River Services’ results of operations can be adversely affected by international economic and political factors.   The actions of foreign governments could affect the import and export of the dry-bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry-bulk commodities Inland River Services transports. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the demand for transportation of the cargoes Inland River Services transports. These actions or developments could have an adverse impact Inland River Services.

Inland River Services’ results of operations are affected by seasonal activity.   Inland River Services’ business is seasonal, and its quarterly revenues and profits have historically been lower during the first and second quarters of the year (January through June) and higher during the third and fourth quarters (July through December) during the grain harvest.

Inland River Services’ results of operations are affected by adverse weather and river conditions.   Weather patterns can affect river levels and cause ice conditions during winter months, both of which can hamper barge navigation. Locks on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could adversely impact Inland River Services.

Inland River Services’ results of operations could be materially and adversely affected by fuel price fluctuations.   For the most part, Inland River Services purchases towboat and fleeting services from third party vendors. It is indirectly exposed to increases in fuel prices, as vendors will adjust the price of the services when fuel prices escalate. If this happens, Inland River Services results of operation may be adversely affected.

We may incur significant costs, liabilities and penalties in complying with government regulations.   Government regulation, such as international conventions, federal, state and local laws and regulations in jurisdictions where we operate, have a significant impact on our business. These regulations relate to worker health and safety, the manning, construction and operation of vessels, oil spills and other aspects of our business. Risks of incurring substantial compliance costs and liabilities and penalties for non-compliance, particularly with respect to environmental laws and regulations, are inherent in our business. We cannot predict whether it will incur such costs or penalties in the future.

Our insurance coverage may be inadequate to protect the Company from the liabilities that could arise in our businesses.   We maintain insurance coverage against the risks related to our businesses. There can be no assurance, however, that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability.

Our global operations are subject to currency exchange risks.   In some of our foreign businesses, we collect revenues and pay expenses in local currency. If the value of foreign currencies (in particular the value of the Pound Sterling, the currency in the United Kingdom, where most of our currency exchange risk arises) decline against the U.S. dollar and we do not or are not able to minimize the effects of such fluctuations through currency hedging arrangements, our operating results may be adversely affected. There can be no assurance that we will not incur losses in the future as a result of currency exchange rate fluctuations.

Our inability to attract and retain qualified personnel could have an adverse effect on us.   Attracting and retaining skilled personnel across all of our business segments is an important factor in our future success. The market for the personnel we employ is very competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future.

Our continuing compliance with the requirements of the Sarbanes-Oxley Act of 2002 will depend, in part, on our ability  to integrate effectively the internal controls and procedures of Seabulk International, Inc. (“Seabulk”) with our own.   The Seabulk Merger has significantly increased the size of our operations. In connection with our integration of Seabulk’s operations, we will be required in 2006 to assess and make any necessary adjustments to Seabulk’s internal controls and procedures in order to maintain the overall effectiveness of our internal controls and procedures, to ensure that we continue to deliver accurate and timely financial information and to ensure ongoing compliance with Section 404 of the Sarbanes-Oxley Act of 2002. However, we have not yet completed our evaluation of Seabulk’s internal controls. Our failure to accomplish this on a timely basis or at all could compromise our compliance with the Sarbanes-Oxley Act of 2002 and the timeliness and accuracy of our financial reporting, which could reduce investor confidence in our publicly reported consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Offshore support vessels, tankers, barges and helicopters are the principal physical properties owned by the Company and are more fully described in “Offshore Marine Services,” “Marine Transportation Services,” “Inland River Services” and “Aviation Services.”

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal and other proceedings, which are ordinary routine litigation incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

On June 15, 2005, one of SEACOR’s subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena related to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We believe that this subpoena is part of a broader industry inquiry and that other providers also have received such a subpoena. We intend to provide all information required in response to this investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR at December 31, 2005 were as follows:

Name	Age	Position
Charles Fabrikant	61

Chairman of the Board of Directors, President and Chief Executive Officer of SEACOR and has served as a director of certain of SEACOR’s subsidiaries since December 1989. For more than the past five years, Mr. Fabrikant has been the President of Fabrikant International Corporation (“FIC”), a privately owned corporation engaged in marine operations and investments that may be deemed an affiliate of the Company. Prior to the merger of SEACOR’s subsidiary Chiles Offshore Inc. (“Chiles”) with Ensco International Incorporated in 2002 (the “Chiles Merger”) Mr. Fabrikant served as Chairman of the Board of Chiles. Mr. Fabrikant is a licensed attorney admitted to practice in the State of New York and in the District of Columbia.

Randall Blank	55

Senior Vice President of SEACOR since September 2005 and Chief Executive Officer of Environmental Services since October 1997. Formerly, Executive Vice President and Chief Financial Officer of SEACOR from December 1989 to September 2005 and Secretary of SEACOR from October 1992 to September 2005. Mr. Blank is a director of Globe Wireless, and prior to the Chiles Merger, Mr. Blank served as a director of Chiles.

Dick Fagerstal	45

Senior Vice President, Corporate Development and Treasurer of SEACOR since February 2003 and as Treasurer since May 2000. From August 1997 to February 2003, Mr. Fagerstal served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain of SEACOR’s subsidiaries since August 1997. Prior to the Chiles Merger, Mr. Fagerstal served as a director, Senior Vice President and Chief Financial Officer of Chiles.

Richard Ryan	51

Mr. Ryan has been Senior Vice President of SEACOR since November 2005 and from September 2005 to November 2005 was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. Mr. Ryan joined SEACOR in 1996. From December 1996 until June 2002, he was International Controller and from July 2002 until becoming Chief Financial Officer served as Managing Director of SEACOR Marine (International) Ltd.

Alice Gran	56

Senior Vice President and General Counsel of SEACOR and also Secretary of SEACOR since September 2005. Ms. Gran is a director and officer of certain SEACOR subsidiaries, and is responsible for managing legal, insurance and certain risk management functions. Ms. Gran joined SEACOR in July 1998.

John Gellert	35

Senior Vice President since June 2004. Mr. Gellert’s primary responsibility since 2002 has been the running of the domestic and international divisions of Offshore Marine Services. Mr. Gellert has been an employee of SEACOR since 1992.

Andrew Strachan	58	Vice President of SEACOR since April 1997 and a director and officer of certain SEACOR subsidiaries since December 1996.
Matthew Cenac	40

Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005 Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain of SEACOR’s subsidiaries. Prior to joining SEACOR, Mr. Cenac was Controller of Pipeworks, Inc. from October 2001 until April 2003 and previously was a Senior Manager for Ernst & Young LLP from August 1987 until September 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR’s Common Stock trades on the New York Stock Exchange (the “NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2006:
First Quarter (through March 8, 2006)	$76.32	$67.60
Fiscal Year Ending December 31, 2005:
First Quarter	$67.09	$52.62
Second Quarter	$65.95	$53.92
Third Quarter	$73.12	$61.93
Fourth Quarter	$74.15	$64.04
Fiscal Year Ending December 31, 2004:
First Quarter	$44.47	$39.22
Second Quarter	$44.35	$44.30
Third Quarter	$47.04	$40.55
Fourth Quarter	$56.37	$44.51

As of March 8, 2006, there were 234 holders of record of Common Stock.

SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any dividends in the foreseeable future. Instead, we intend to retain earnings for working capital and to finance the expansion of our business. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s revolving credit facility or other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Repurchases of Equity Securities and Debt

In 2005, 2004 and 2003, the Company acquired 304,676, 370,490, and 1,518,116 shares of Common Stock for treasury, respectively, at an aggregate cost of $20.5 million, $14.9 million, and $56.5 million, respectively. As of December 31, 2005, $35.5 million of repurchase authority granted by SEACOR’s Board of Directors remains available for the acquisition of additional shares of Common Stock and the Company’s the 7.2% Notes  due 2009, the 5 7/8% Senior Notes Due 2012, the 2.875% convertible senior debentures due 2024 and Seabulk’s 9 ½% senior notes due 2013. On March 8, 2006, SEACOR’s Board of Directors increased the repurchase authority to $50.0 million. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs (in thousands)
10/01/05-10/31/05	—	N/A	—	$37,239
11/01/05-11/30/05	15,000	$65.44	15,000	$49,018
12/01/05-12/31/05	197,800	$68.15	197,800	$35,527

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL INFORMATION

The following table sets forth, for the periods and at the dates indicated, selected historical and consolidated financial data for the Company, in thousands of dollars, except per share data. Such financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Revenues:
Offshore Marine Services	$480,058	$286,721	$316,116	$367,969	$399,123
Marine Transportation Services(1)	72,348	—	—	—	—
Inland Services	123,231	66,568	27,859	12,607	9,598
Aviation Services(2)	137,555	27,180	20,604	—	—
Environmental Services	136,577	115,014	44,045	22,087	26,847
Elimination and Other(3)	22,235	(3,623)	(2,415)	495	(778)
	$972,004	$491,860	$406,209	$403,158	$434,790
Operating Income	$177,452	$28,672	$23,251	$52,392	$100,965
Other Income (Expenses):
Net interest expense	$(28,951)	$(14,063)	$(11,782)	$(8,231)	$(8,452)
Other income(4)	45,897	9,677	9,980	21,981	11,208
	$16,946	$(4,386)	$(1,802)	$13,750	$2,756
Income from Continuing Operations	$170,345	$19,889	$11,954	$46,587	$70,701
Income from Continuing Operations Per Share:
Basic	$7.89	$1.09	$0.63	$2.33	$3.63
Diluted	6.93	1.08	0.63	2.28	3.43
Statement of Cash Flows Data:
Cash provided by operating activities	$237,645	$34,521	$56,565	$68,684	$118,125
Cash provided by (used in) investing activities	167,243	(318,117)	(13,310)	4,278	(83,343)
Cash provided by (used in) financing activities	(131,936)	231,725	(127,525)	87,205	(77,455)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$684,521	$495,387	$438,131	$525,931	$258,055
Total assets	2,885,141	1,766,009	1,402,611	1,487,107	1,298,138
Long-term debt and capital lease obligations	977,635	582,367	332,179	402,118	256,675
Stockholders’ equity	1,361,305	793,757	770,446	804,951	743,698
Capital Expenditures	$250,459	$200,052	$161,842	$139,706	$107,445
Operating Data:
Offshore Marine Services:
Fleet Count, at period end(5)	301	212	235	301	325
Overall Fleet Utilization(6)	87%	85%	77%	79%	81%
Rates Per Day Worked by Vessel Type(7)(8)
Anchor Handling Towing Supply	$16,744	$12,223	$12,406	$13,067	$13,548
Crew	4,432	3,463	3,225	3,216	3,313
Mini-Supply	3,651	2,974	3,029	2,854	3,071
Standby Safety	8,117	7,850	6,697	5,935	5,448
Supply and Towing Supply	8,330	8,197	7,554	7,985	7,771
Utility	—	—	1,773	1,755	1,895
Other	6,914	14,000	—	—	—
Tanker Count, at period end	10	—	—	—	—
Dry Cargo Barge Count, at period end	1,139	1,072	784	535	338
Chemical Barge Count, at period end	44	20	—	—	—
Inland Towboat Count at period end(9),	7	6	3	—	—
Helicopter Count, at period end	108	127	41	36	N/A

(1)                 Marine Transportation Services commenced operations in July 2005 with the Company’s acquisition of Seabulk.

(2)                 Aviation Services commenced operations in December 2002 with the Company’s acquisition of Tex-Air. In December 2004, the Company acquired Era Aviation, Inc. significantly increasing the number of helicopters and the size of the segment’s business.

(3)                 Elimination and Other includes the operations of Harbor & Offshore Towing Services, which commenced operations in July 2005 with the Company’s acquisition of Seabulk.

(4)                 Other income principally includes gains and losses from the sale of marketable securities, derivative transactions, the sale of investments in 50% or less owned companies, foreign currency transactions and debt extinguishment. Other income in 2005 included gains on foreign currency transactions as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Other income in 2002 additionally included gains resulting from the Chiles Merger.

(5)                 Offshore Marine Services’ fleet includes vessels owned, chartered-in, managed, pooled and joint ventured.

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

(9)                 Three 6,250 horsepower towboats were acquired in December 2003 and are bareboat chartered-out. The Company and a minority partner jointly own three 6,250 horsepower towboats which were acquired in July 2004. A 3,800 horsepower towboat was acquired in 2005 and also bareboat chartered out.

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents our operating results for each of the three years in the period ended December 31, 2005, and our financial condition at December 31, 2005. Except for the historical information contained herein, this Form 10-K and other written and oral statements that we make from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company owns, operates, invests in, markets and remarkets equipment. At this time, we have a portfolio of equipment that is primarily comprised of marine assets and helicopters employed in various activities: the majority of our vessels and helicopters are used to support the offshore oil and gas industry, ten U.S. flag tankers are engaged in transporting petroleum products and chemicals, our inland barges carry bulk goods on the U.S. inland waterway system and our tugs assist ships docking in U.S. ports. We also provide emergency environmental response, remediation, training and related services.

All our business lines with the exception of Environmental Services are “asset based” and highly capital-intensive. The offshore energy support business requires many different types of services that in turn utilize different styles and classes of marine and helicopter equipment.

The demand for our assets is cyclical in varying degrees, due both to changes in the need for those assets as well as  the general availability and supply in the market of those assets. To manage capital successfully over time, we continually assess our asset portfolio. We pursue opportunities to realize value from our assets by shifting their operation to other markets or trading them when circumstances warrant. We actively buy and sell second-hand equipment in the ordinary course of our business, as well as order, build, upgrade, operate or re-sell newly constructed equipment. We typically pursue a strategy of shedding older assets while adjusting our asset mix. We also lease assets to other operators and sell assets to financial lessors and lease them back for varying periods of time.

In recent years, we have also sought to create balance in our businesses by broadening our asset base from support of offshore oil and gas activity, which is highly cyclical by investing in barges, tankers and tugs. We believe that demand for our barges, tankers and tugs is not linked to the same factors that drive demand for offshore oil and gas exploration and development. In addition, contracts for the employment of barges and tankers that have longer terms than those typically available for offshore marine and helicopter services can often be secured. Our expectation is that over time this strategy of diversification will provide better return on capital than could be achieved by restricting our investment to one specific, highly cyclical business such as marine support for offshore oil and gas. We believe this strategy will afford more opportunities to efficiently allocate and use our capital, create greater stability of earnings and operational synergies which, in turn, should yield a lower cost of capital over the long run, more sustainable cash flow and increased profitability.

In order to optimize returns on capital we manage our assets aggressively, responding quickly to opportunities to deploy or trade those assets. We believe that maintaining significant liquidity is important to enable us to take advantage of opportunities as they arise.

We conduct our activities in five business segments:  Offshore Marine Services is a worldwide provider of offshore energy marine support services with a fleet of 301 vessels in six basic classes of vessels with significant variations within each class. Aviation Services with 108 helicopters also primarily services the offshore energy markets through its operations primarily in the U.S. Gulf of Mexico and a small presence in Alaska. It also leases helicopters to third parties in other countries. Inland River Services operates 1,139 dry cargo and 44 chemical tank barges throughout the U.S. inland waterways. Marine Transportation Services operates ten U.S.-flag tankers carrying petroleum, crude oil and chemical products in the U.S. coastwise trade and U.S. foreign commerce. Environmental Services responds to emergencies resulting from oil spills and other hazardous material discharges, acts as a consultant in emergency preparedness and provides services to ships calling at U.S. ports, oil facilities, and installations. In addition to our five business segments we operate 26 tugs providing harbor assist and ocean towing services and we also have investments in other activities which are noted below.

The market for offshore oil and gas drilling has historically been cyclical. Demand tends to be linked to the price of oil and gas and those prices tend to fluctuate depending on many factors, including global economic activity and levels of inventory. Price levels for oil and gas can in themselves cause additional fluctuations by inducing changes in consumer behavior. The cyclicality of the market is further exacerbated by the tendency of vendors to order capital assets as demand grows, often resulting in new capacity becoming available just as demand for oil and gas is peaking and activity is about to decline.

In 2002, activity in the offshore oil and gas industry markets worldwide began to decline and did not improve significantly until the third quarter of 2004 when offshore drilling activity increased in response to higher oil and gas prices. The improvement continued through 2005 and was further boosted in the aftermath of the 2005 hurricanes, when demand in the U.S. offshore energy sector for both vessel and helicopter support services increased substantially. This was due to the need to make extensive repairs to the offshore energy infrastructure damaged by the hurricanes. The level of offshore drilling activity continued to be brisk in the latter part of 2005. The Company expects continued demand for our offshore marine and aviation support services will likely continue in 2006.

In 2001, the Company began expanding Inland River Services’ business and additions to our fleet continued in 2005. We expect that additional equipment will be delivered in 2006 and 2007 although the total size of our fleet will remain approximately the same as in 2005 because we expect to return leased barges to their owner. The Company’s fleet is one of the most modern in the industry. Approximately 42% of the existing dry cargo barge fleet and 62% of the liquid cargo tank barge fleet operating on the U.S. inland waterways are over 20 years old. The Company has added to its investment in towboats and has also invested in a small fleeting operation which provides services to barges on the Mississippi river. Our towboats, chemical tank barges and fleeting operation are operated for us by third parties.

The hurricanes in 2005 also affected our Inland River Services activities. We experienced a substantial increase in spot rates following logistical problems caused by the storms. Although a lot of traffic was diverted from the Mississippi to other destinations, dislocations of barges caused upward pressure in rates.

In connection with the Seabulk Merger, our investment mix was further diversified into U.S. flag tankers and harbor towing vessels. Marine Transportation Services operates five double-hull state of the art product tankers of which two have chemical—carrying capacity. During 2005, other operators placed orders for the construction of fifteen new double-hulled tankers and barges that are expected to be qualified for operation in the U.S. coastwise trade when delivered. We believe that the market will be able to absorb this additional capacity due to expected growth in demand for double-hulled tankers and barges coupled with the mandatory retirement of various vessels under OPA 90. Marine Transportation Services also operates one single-hull and four double-bottom tankers which are subject to mandatory retirement under OPA 90. Double bottom vessels have increased hull integrity in case of grounding and we believe that they may be suitable for retrofit with double hulls.

The Company has continued its expansion of Environmental Services. In addition to oil spill response services, we offer an array of services, including emergency response, planning and preparation, and site remediation. We offer these services both domestically and internationally. We intend to continue the growth of this segment by competing for contracts internationally, pursuing selective acquisitions and developing additional business with existing clients.

Critical Accounting Policies and Estimates

General.   The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, useful lives of property and equipment, deferred tax assets and those accrued liabilities subject to estimation, based on historical experience, changes in the markets and businesses in which we operate and various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying value of the assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and those differences may be material.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements:

Allowance for Doubtful Accounts.   Our reserves for doubtful accounts are based on estimates of losses related to customers’ receivable balances. In establishing reserves, we assess customer credit quality as well as other factors and trends, including the age of receivable balances and individual credit assessments. Once we complete our assessment of receivable balances due from customers, a determination is made as to the probability of default. A reserve is established when we view a loss is likely and the level of reserves can fluctuate depending upon all of the factors mentioned above. Because amounts due to us from individual customers can be significant, future adjustments to our reserves could be material if one or more customers’ receivables are considered uncollectible.

Useful Lives and Depreciation of Equipment.   All of the Company’s business segments except Environmental Services are asset-based and highly capital intensive. Our assessments of the useful economic lives of our assets are based on management’s judgment, taking into consideration historical industry data, the Company’s own experience in operating such assets and other relevant factors.

Each of our asset classes is depreciated using the straight line method over the estimated useful life of the asset less any salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not economically justifiable to continue to operate the asset. From time to time the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2005, the estimated useful life of each of the Company’s major categories of new equipment is as follows:

Useful lives (in years)
Offshore Marine Vessels	20
Tankers(1)	25
Inland River Towboats and Barges	20
Helicopters	12
Harbor and Offshore Tugs	20

(1)      Subject to OPA 90 requirements.

Goodwill.   Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. As a result of various business combinations, our carrying value of goodwill totaled $40.4 million, or 1% of total assets, at December 31, 2005. In accordance with accounting principles generally accepted in the United States, we perform an annual impairment test of goodwill and to the extent indicators of impairment exist between the annual impartment tests, we perform our impairment tests more frequently. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit we use an income method which is based on a discounted future cash flow approach that uses estimates, including: revenue, estimated costs and discount rates. These estimates are reviewed each time we test goodwill for impairment and many are developed as part of our routine business planning and forecasting process. We believe our estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results. We have completed our annual impairment test of goodwill based upon carrying values as of December 31, 2005 and have determined there was an $0.8 million impairment of goodwill related to the impact of hurricanes Katrina and Rita.

Investments in Business Ventures.   We hold less than majority investments in, and have receivables from, strategically aligned companies that totaled $37.0 million at December 31, 2005. We employ the equity method of accounting for investments in business ventures when we have the ability to exercise significant influence over the operating and financial policies of the venture. Significant influence is generally deemed to exist if we have between 20% and 50% of the voting rights of an investee. We perform regular reviews of each investee’s financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, the investment is written down to a new cost basis when we expect the decline to be other-than-temporary. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments, all of which affect the application of this investment valuation policy. During 2005, we recorded an impairment charge of $2.7 million, net of tax, related to the Company’s investment in Globe Wireless.

Impairment of Long-Lived Assets.   We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business segment or an asset grouping contained therein in relation to expectations and significant negative industry or economic trends. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.

Our offshore support vessels, marine transportation vessels and many of its helicopters service oil and gas customers whose demand for services changes with industry cycles. In making assessments of the fair value of such assets we are required to exercise considerable judgment in assessing asset values as changes in circumstances might indicate that the carrying amount of assets may not be recoverable. Where we would be required to perform a recoverability test, considerable judgment is required to project future cash flows and variations in those assumptions could cause a change in the results of the test.

Income Taxes.   We record a valuation allowance to reduce our deferred tax assets if we determine it is more likely than not that some portion or all of the deferred assets will not be realized. While we have made assumptions regarding future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, we may be required to adjust our valuation allowance. This could increase or decrease income in the period such determination is made. At December 31, 2005, we had deferred tax assets totaling $215.6 million resulting primarily from net operating loss carryforwards expiring in 2020 and 2023 and foreign tax credit carryforwards expiring between 2009 and 2015. We have recorded a $17.4 million valuation allowance to reduce the deferred tax assets relating to the net operating loss carryforwards to an amount that we believe we will be able to utilize through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

General

Offshore Marine Services

Our fleet services oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, the North Sea, Latin America and Mexico, West Africa, the Middle East and Asia. The number and type of vessels we operate and their rates per day worked and utilization levels are the key determinants of Offshore Marine Services’ operating results and cash flows.

The table below sets forth average rates per day worked, utilization and available days data for our fleet during the periods indicated. The rate per day worked for any group of vessels with respect to any period is the ratio of total time charter revenue of such vessels to the aggregate number of days worked by such vessels in the period. Utilization for any group of vessels in a stated period is the ratio of aggregate number of days worked by such vessels to total calendar days available for work in such period. Available days for a group of vessels represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

Fleet	2005	2004	2003
Rates Per Day Worked:
Anchor handling towing supply	$16,744	$12,223	$12,406
Crew	4,432	3,463	3,225
Mini-supply	3,651	2,974	3,029
Standby safety	8,117	7,850	6,697
Supply	8,926	9,101	8,073
Towing supply	7,771	6,806	6,876
Utility	N/A	N/A	1,773
Other	6,914	14,000	N/A

Utilization:
Anchor handling towing supply	82%	76%	76%
Crew	89%	89%	78%
Mini-supply	90%	87%	89%
Standby safety	90%	89%	88%
Supply	81%	75%	76%
Towing supply	91%	69%	85%
Utility	N/A	N/A	56%
Other	78%	36%	N/A

Overall Fleet Utilization	87%	85%	77%

Fleet	2005	2004	2003
Available Days:
Anchor handling towing supply	6,865	4,089	5,786
Crew	30,583	24,579	26,517
Mini-supply	9,765	10,633	10,950
Standby Safety	7,665	7,686	7,349
Supply	9,341	6,195	8,128
Towing supply	8,930	4,353	5,601
Utility	N/A	N/A	12,679
Other	2,896	233	365

Overall Fleet Available Days	76,045	57,768	77,375

The aggregate cost of our operations primarily depends on the size and asset mix of the fleet. Offshore Marine Services’ costs and expenses include “daily running costs” and “fixed costs”. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. Two significant components of maintenance and repair expenses are drydock and main engine overhaul costs. Vessel drydockings are regularly performed in accordance with applicable regulations and main engine overhauls are performed in accordance with our planned maintenance program. Should we undertake a disproportionately large number of drydockings and or main engine overhauls in a particular fiscal year or calendar quarter, comparative operating expense results may be significantly increased. Unless we decide to remove a vessel from operational service, there is little reduction in daily running costs and consequently our margins are most sensitive to changes in rates per day worked and utilization.

Depreciation and charter-in expenses of leased equipment are Offshore Marine Services’ principal fixed costs. Depreciation depends on the acquisition costs of vessels and their related useful life assumptions. When vessels are sold and leased back (bareboat chartered), depreciation and finance charges become indirectly assimilated into operating expenses via the lease payment we make.

A portion of our operating revenues and expenses, primarily related to our North Sea operations, are received and paid in Pounds Sterling. For financial statement reporting purposes, these amounts are translated into U.S. dollar equivalents at the weighted average exchange rates in effect during the applicable periods. Until recently, offshore oil and gas operations in this region were concentrated with the major oil companies thereby confining activity to a limited number of customers. Smaller oil companies are now taking over mature operating properties from those major oil companies. We expect activity and accordingly the demand for our services to increase in this market as the smaller companies establish operations in this region and are encouraged to increase production due to high oil and gas prices.

We believe our strong financial condition, diverse fleet and broad geographical distribution of vessels assist us in weathering the effects of industry downturns. Our financial position also enables us to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions and optimize the financial performance of the fleet.

Marine Transportation Services

Marine Transportation Services owns nine and leases one petroleum and chemical product tankers. All of these vessels are U.S.-flag and operate in the U.S. domestic coastwise trade. We currently operate seven of the tankers under time charters, two under contracts of affreightment, and one under a voyage charter. We previously owned two foreign-flag product tankers which were sold in August and September 2005 and which had been operated in an international tanker pool while owned by us.

Marine Transportation Services’ costs and expenses also include daily running costs and fixed costs. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance. Drydockings and regulatory surveys usually constitute the largest factor in maintenance and repair cost. The cost of drydockings and surveys are expensed as incurred. Due to variability in the number of drydockings in a particular fiscal year or calendar quarter operating expenses can vary significantly from period to period.

Depreciation and charter-in expenses are Marine Transportation Services’ principal fixed costs. Depreciation depends on the acquisition costs of vessels and useful life assumptions made by management.

Demand for the Company’s tankers is dependent on several factors, including petroleum production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, competition from foreign imports and the rate of refining activity in the United States. We believe our tanker fleet is benefiting from a tightening domestic tanker market. However, rate increases for U.S. tankers in this market are limited by potential competition from imported petroleum products. One of the Company’s single-hull vessels is scheduled for retirement in 2007, one in 2008, two in 2011, and one in 2015. None of the five U.S.-flag double-hull tankers has an OPA 90 restriction. We believe that two of our double-bottom tankers scheduled for retirement under OPA 90 in 2011 are good candidates to be retrofitted with double hulls. We are reviewing the feasibility of this conversion. If we do convert these vessels to double-hull tankers they will no longer be subject to mandatory retirement in 2011 under OPA 90.

Inland River Services

Inland River Services is primarily engaged in the operation of a fleet of dry cargo barges on the U.S. inland waterways and the transportation of a range of dry-bulk commodities, such as grain, coal, aggregate, ore, steel, scrap steel and fertilizers.

Several years ago the Company embarked on a construction program to upgrade and modernize the Inland River Services fleet and the continuing intention is to maintain a modern and productive fleet. At the end of 2005, the average age of the Inland River Services’ dry cargo barge fleet was less than 4 years. The Company believes it to be among the youngest fleets operating on the U.S. inland waterways system. We expect the age of our fleet to enhance availability and reliability due to reduced downtime for repairs. We also expect the age of our fleet to reduce the amount of replacement capital expenditures needed in future years to maintain our fleet size and thus our revenue generating capacity.

Generally, we believe the primary barriers to effective competitive entry into the U.S. inland waterways markets are the complexity of operations, the consolidation of the inland river towing industry and the difficulty in assembling a large enough fleet and experienced enough staff to operate efficiently in the execution of voyages and to re-position barges effectively to optimize their use. The primary competitive factors among established operators are price and availability of barges. In addition to reliability, barge operators must have equipment of a suitable type and in condition for a specific cargo.

We generally charge a price per ton for point to point  transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo, and thereafter pay a per diem rate for extra time. From time to time, a small number of our dry cargo barges will be used for storage for a period prior to delivery.

As of December 31, 2005, 390 of our dry cargo barges are chartered to, and operated by, other operators for various periods of time for a fixed rate per day. We seek to maintain a balance in northbound and southbound cargo commitments in order to optimize fleet utilization. We also seek a balance between the spot market and long-term commitments in order to provide a more stable cash flow while maintaining the opportunity to participate in the higher day rates primarily experienced during the fall grain harvest season. If factors such as the access to discharge destinations are suitable, we believe that dry cargo barge transportation provides a cost advantage over alternative modes of inland transportation as it provides the lowest unit cost of delivery for high volume bulk products.

We operate 376 of our dry cargo barges with barges owned by third parties through a pooling arrangement that we manage. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to participants based upon the number of days the barges participate in the pool. Each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

In order to mitigate its exposure to market fluctuations in the cost of towing, fleeting, cleaning and switching services which are essential to Inland River Services’ operation, we have secured long-term contracts with several preferred vendors to provide those services to us.

In 2005, Inland River Services earned 76% of its operating revenues from the participation in dry cargo barge pools that it managed, 9% from the charter-out of dry cargo barges and 15% from the operation of inland towboats and other activities. The following table presents, for the years indicated, Inland River Services’ interest in the tons hauled, percentage of tons moved and percentage of operating revenues derived from the movement of cargo and earned from its participation in dry cargo barge pools.

	2005			2004			2003
(in thousands)	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues
Grain	2,563	47%	43%	1,690	41%	43%	886	44%	49%
Non-Grain	2,927	53%	57%	2,387	59%	57%	1,107	56%	51%
	5,490	100%	100%	4,077	100%	100%	1,993	100%	100%

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

We have also invested in 44 chemical tank barges that are managed by and participate in a chemical tank barge pool with a third party experienced in that segment of the industry. We believe that this investment represents an opportunity to benefit from increasing demand for modern equipment as older equipment is retired.

Aviation Services

Aviation Services’ helicopter fleet principally provides transportation services to the offshore oil and gas exploration, development and production industry that operates in the U.S. Gulf of Mexico and Alaska. Aviation Services also provides flight-seeing tours in Alaska and leases helicopters to third parties and sells fuel and provides services to corporate aircraft and a regional airline at Ted Stevens Anchorage International Airport in Alaska.

Aviation Services’ operating revenue depends on the demand for its transportation services, which determines the pricing and terms of its contracts. As with our Offshore Marine Services’ operations, oil and gas drilling activity is a major factor influencing demand for our helicopters. We measure the demand for our helicopter services in flight hours and in contracted aircraft. In the U.S. Gulf of Mexico and Alaska seasonal weather conditions impact revenue. In the U.S. Gulf of Mexico most operations are conducted during daylight; in the summer longer days afford the opportunity for more flight hours and revenues. Another source of revenue for our helicopter services is the Alaskan tourism market where we provide flightseeing services. Our Fixed Base Operation’s (“FBO’s”) revenues are largely driven by the level of corporate aircraft arrivals in Anchorage.

Transportation services provided to offshore oil and gas exploration, production and development customers represent a significant portion of our operations. Our offshore oil and gas industry customers’ exploration and development activities are influenced by actual and expected trends in commodity prices for oil and gas. Exploration and development activities generally use medium size and heavy aircraft, on which we typically earn higher margins. Production-related activities are less sensitive to variations in commodity prices, and accordingly provide a more stable demand for our flight services. Our current oil and gas operating revenue in Aviation Services is balanced between the exploration and production related activities of our customers. Drilling related activities affect the demand for our crew change services.

Most of our flight services are provided under short-term contractual arrangements or, on as-needed basis, under master service agreements. Term contracts are only occasionally available, and then they are usually confined to flying for major oil and gas companies. Our oil and gas contracts and leases are generally based on a two-tier rate structure consisting of a daily or monthly fixed fee plus additional fees for each hour flown. We also perform “ad hoc” services where our charges can be based on an hourly rate. Our flightseeing services tickets are offered on a per passenger basis.

Maintenance and repair expenses, employee compensation, insurance costs and fuel expenses represent a significant portion of Aviation Services overall operating costs and expenses. We expense maintenance and repair cost, including major aircraft component overhaul costs, as incurred. Third party vendors maintain certain major aircraft components, primarily engines and transmissions, under contractual arrangements. The maintenance costs related to these contractual arrangements are recorded ratably as the components are used. In addition to these variable operating expenses, we incur fixed charges for depreciation of its helicopters and other property and equipment.

Increased offshore activity should increase demand for our helicopter services. We believe that in order for us to participate effectively in an improving market, our helicopter fleet should be modernized. Our emphasis in our fleet renovation program has been and continues to be to invest in new technology equipment with enhanced safety features and greater performance characteristics than existing equipment.

In measuring and evaluating our performance, management considers flight hours flown. In 2005 we operated an aggregate of 56,924 flight hours and in 2004 we operated an aggregate of 26,348 flight hours. These hours are not necessarily indicative of management’s expectations for future flight hours for the Aviation Services’ increased fleet size.

Environmental Services

Environmental Services provides emergency oil spill and hazardous material response and industrial remediation services. Our customers are tank and non-tank vessel owner/operators, refiners and terminal operators, exploration and production facility operators, pipeline operators, power generating operators, airports, industrial companies and state and local government agencies. We assist our customers in complying with the requirements imposed on them by OPA 90, various state and municipal regulations and international marine conventions. We also offer consulting and planning services on a retainer and on an as-needed basis.

Operating results and cash flows are very dependent on the number of spill responses in a given fiscal period and the magnitude of each spill. Consequently, spill response revenues and related income and cash flows can vary materially between comparable periods and the revenues from any one period are not indicative of a trend or of anticipated results in future periods. In 2004, Environmental Services responded to a major oil spill on the Delaware River in the United States which carried into the first half of 2005. In 2005, 46% of Environmental Services’ operating revenue resulted from spill response activity, primarily from the continuation of the aforementioned Delaware River spill, multiple responses to hurricanes Katrina and Rita and three other spill response cases.

Costs of oil spill response activities can include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor, equipment and materials provided by Environmental Services. Margins on equipment-intensive responses tend to be higher than margins on labor-intensive responses. The cost of equipment is largely fixed in relation to the capital investment whereas the cost of labor is variable. Further, labor costs can increase significantly when overtime payments are required as is typically the case with emergency responses that occur outside of normal business hours. Profit margins can also vary based on the use of our own personnel and equipment resources versus the use of third party personnel and equipment.

We charge a retainer fee for ensuring by contract the availability (at predetermined rates) of our response services and equipment. Retainer services include employing a staff to supervise responses to oil spill emergencies and maintaining specialized equipment, including marine equipment, in a ready state for emergency and spill response as contemplated by response plans filed by our customers in accordance with OPA 90 and various state regulations. Environmental Services maintains relationships with numerous environmental sub-contractors to assist with response operations and equipment maintenance and provide trained personnel for deploying equipment in a spill response.

Environmental Services charges fees for its consulting and industrial and remediation services on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment required to carry it out. The margins on time and material services are more predictable and for the most part are larger. As with emergency response work, the margins on equipment intensive jobs are higher than labor-intensive jobs.

The principal components of Environmental Services’ operating expenses are salaries and related benefits for operating personnel, payments to subcontractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer, spill, consulting and other environmental business activities.

Other Activities

As a result of the Seabulk Merger, we acquired Harbor and Offshore Towing Services which operates harbor tugs to assist vessels utilizing the ports in which the tugs operate and to assist vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualties or other emergencies. The Company operates a total of 26 tugs, of which 15 are conventional and 11 are tractor tugs including 4 Ship docking Modules or SDM’s which are innovative ship docking vessels designed and patented by Seabulk. They are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs.

Globe Wireless L.L.C. (“Globe Wireless”) and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. Globe Wireless previously experienced negative cash flows. During 2005, the Company recognized an impairment charge of $2.7 million, net of tax, on its investment in Globe Wireless. If Globe Wireless is unable to sustain positive cash flow and working capital the Company may be required to make additional investments or may incur further impairment charges with respect to this investment. As of December 31, 2005, the Company’s carrying value of its equity investment in Globe Wireless was $9.6 million.

Results of Operations

The table below provides an analysis of the Company’s consolidated statements of income for each year indicated. See Item 8. Financial Statements and Supplementary Data - Note 16 - Major Customers and Segment Data included in Part IV of this Annual Report on Form 10-K for additional financial information about the Company’s business segments and geographical areas of operation.

Consolidated Results

	2005		2004		2003		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	05/04	04/03
	(in thousands)
Operating Revenues:
Offshore Marine Services	$480,058	50%	$286,721	58%	$316,116	78%	67%	(9)%
Marine Transportation Services	72,348	7%	—	—	—	—	—	—
Inland River Services	123,231	13%	66,568	14%	27,859	7%	85%	139%
Aviation Services	137,555	14%	27,180	6%	20,604	5%	406%	32%
Environmental Services	136,577	14%	115,014	23%	44,045	11%	19%	161%
Other	23,292	2%	—	—	136	—	—	(100)%
Eliminations	(1,057)	(0)%	(3,623)	(1)%	(2,551)	(1)%	(71)%	42%
	$972,004	100%	$491,860	100%	$406,209	100%	98%	21%
Operating Income(1)	$177,452	18%	$28,672	6%	$23,251	6%	519%	23%
Other Income (Expense), net	16,946	2%	(4,386)	(1)%	(1,802)	(0)%	486%	143%
Income Before Taxes, Minority Interest, Equity Earnings, and Discontinued Operations	194,398	20%	24,286	5%	21,449	6%	700%	13%
Income Taxes	29,746	3%	8,573	2%	10,396	3%	247%	(18)%
Income Before Minority Interest, Equity Earnings, and Discontinued Operations	164,652	17%	15,713	3%	11,053	3%	948%	42%
Minority Interest	32	0%	(483)	0%	(517)	0%	(107)%	(7)%
Equity Earnings	5,661	1%	4,659	1%	1,418	0%	22%	229%
Discontinued Operations	364	0%	—	—	—	—	—	—
Net Income	$170,709	18%	$19,889	4%	$11,954	3%	758%	66%

(1)                   Includes net gains on asset sales of $28,285 in 2005, $10,234 in 2004 and $17,522 in 2003 resulting principally from the sale of offshore support vessels.

Offshore Marine Services

	2005		2004		2003		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	05/04	04/03
	(in thousands)
Operating Revenues:
United States	$240,921	50%	$127,152	44%	$145,378	46%	89%	(13)%
North Sea	60,472	13%	73,120	26%	73,550	23%	(17)%	(1)%
West Africa	99,438	21%	46,521	16%	54,487	17%	114%	(15)%
Latin America and Mexico	30,895	6%	24,359	8%	20,644	7%	27%	18%
Asia	31,810	7%	13,031	5%	16,755	5%	144%	(22)%
Middle East	15,270	3%	976	0%	4,348	2%	1,465%	(78)%
Other Foreign	1,252	0%	1,562	1%	954	0%	(20)%	(64)%
	$480,058	100%	$286,721	100%	$316,116	100%	67%	(9)%
Operating Income	$119,463	25%	$19,382	7%	$24,244	8%	516%	(20)%

Operating Revenues—2005 compared to 2004.   Operating revenues in 2005 improved over 2004 due to several factors. Fleet expansion as a result of the Seabulk Merger and the addition of eight vessels to our U.S. Gulf of Mexico fleet in 2005 including four AHTS’s, three FSV’s and one Mine-Supply contributed $140.6 million of operating revenue. Additionally, in the U.S. Gulf of Mexico, the Company’s legacy fleet experienced significant increases in rates per day and moderate increases in utilization. These increases were generally due to a continuation of increased drilling activity in the U.S. Gulf of Mexico plus damage assessment and re-construction of offshore installations following hurricanes Katrina and Rita. The Company’s foreign legacy fleet experienced only moderate gains in rates per day and minor gains in utilization predominantly in West Africa, the North Sea and Asia.

Operating Income—2005 compared to 2004.   Operating income increased significantly in 2005. The vessels added to the Company’s fleet as a result of the Seabulk Merger and the additional eight vessels placed in service in the U.S. Gulf of Mexico, as discussed above, contributed operating income of $31.2 million. The remaining increase in operating income is primarily attributable to the increases in rates per day and utilization in the U.S. Gulf of Mexico. The improvements in operating revenues were partly offset by increased vessel operating expenses in SEACOR’s legacy operations. Vessel repair and maintenance expenses, principally due to increases in drydocking and engine overhaul costs, and pension costs incurred in the United Kingdom (see Note 12 to the consolidated financial statements) increased in 2005. Administrative expenses remained flat in 2005.

Results in 2005 also included gains from asset sales of $22.0 million, an increase of $11.9 million compared to prior year. At the dates of disposition, the aggregate carrying value for the 23 vessels sold, including the sale leaseback transactions, was $147.3 million. In addition, the U.S. Gulf of Mexico logistical operations of Offshore Marine Services incurred significant damage as a result of hurricanes Katrina and Rita and recognized asset and goodwill impairments of $1.6 million in 2005.

Operating Revenues—2004 compared to 2003.   Net vessel dispositions decreased operating revenues $27.4 million in 2004. Forty-three vessels were sold in the year, including 26 utility vessels “retired from service”, and charters for 10 vessels were not renewed upon termination. Fleet dispositions were offset by the purchase of 16 vessels and the charter-in of 3 vessels. Declines in utilization and rates per day worked for our larger overseas vessels and U.S. Gulf of Mexico mini-supply vessels were partly offset by improved results from the operation of crew and standby safety vessels resulted in lowered operating revenues of approximately $4.6 million. Operating revenues also declined $5.0 million due primarily to a net increase in the number of vessels entering bareboat charter-out service upon concluding time charter-out arrangements. These declines were partly offset by an increase in reported operating revenues of $7.6 million that resulted from a strengthening between years in the Pound Sterling currency relative to the U.S. dollar with respect to Offshore Marine Services’ North Sea operations.

Operating Income—2004 compared to 2003.   Operating income in 2004 was lower than in 2003 due to decreases in utilization and rates per day worked. Profits declined with reduced asset sale gains. Vessel operating expenses increased between years due principally to (i) the provisioning for loss contingencies with respect to insurance contract deductibles, (ii) higher seamen redundancy costs associated with workforce reductions, (iii) increased vessel importation fees in certain West African countries and (iv) a rise in compensation paid foreign seamen. These declines were partly offset by the replacement of underutilized older vessels with new, more profitable vessels. Declining fleet size resulted in administrative staff reductions and lower administrative costs.

Marine Transportation Services

	2005		2004		2003		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	‘05/’04	‘04/’03
	(in thousands)
Operating Revenues
U.S.	$62,123	86%	N/A	N/A	N/A	N/A	N/A	N/A
Foreign	10,225	14%	N/A	N/A	N/A	N/A	N/A	N/A
	72,348	100%	N/A	N/A	N/A	N/A	N/A	N/A
Operating Income	$5,096	7%	N/A	N/A	N/A	N/A	N/A	N/A

Operating Revenues—2005 compared to 2004.   Operating revenue in 2005 is due to the Company’s merger with Seabulk in July 2005. Marine Transportation Services earned 66% of its operating revenues under time charters, 12% under voyage charters and 22% under contracts of affreightment.

Operating Income—2005 compared to 2004.   Operating income in 2005 is due to the Company’s merger with Seabulk in July 2005. Operating income in 2005 was reduced by $6.6 million for the dry docking of two of the Company’s tankers during the third quarter of 2005.

Inland River Services

	2005		2004		2003		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	‘05/’04	‘04/’03
	(in thousands)
Operating Revenues (U.S. only).	$123,231	100%	$66,568	100%	$27,859	100%	85%	139%
Operating Income	$41,458	34%	$16,896	25%	$5,222	19%	145%	224%

Operating Revenues—2005 compared to 2004.   Barge and towboat fleet expansion, the hauling of greater freight volumes, higher freight rates and a higher volume of cargo stored aboard dry cargo barges contributed to increased operating revenues in 2005. The number of barges owned and chartered-in by Inland River Services increased 11%. Freight volumes and rates improved due to the tightening of the supply of available barges, the short supply of properly positioned dry cargo barges, increased non-grain loadings and improved harvest activity. In the aftermath of  hurricanes Katrina and Rita short-term logistical problems resulted in spot price increases.

Operating Income—2005 compared to 2004.   Operating income increased in 2005 due to those factors affecting operating revenues. These improvements were partly offset by higher fuel costs and dry cargo barge lease costs for the charter-in of 182 barges that entered service in the second half of 2003. Operating income also improved as a percent of operating revenues due to increased freight rates caused by supply and demand becoming more in balance and the impact of logistics caused by hurricanes Katrina and Rita.

Operating Revenues—2004 compared to 2003.   Fleet expansion and the charter-in of additional barges contributed to increased operating revenues in 2004. The number of barges owned and chartered-in by Inland River Services increased 61% during the year 2004.

Operating Income—2004 compared to 2003.   Operating income increased in 2004 due to those factors affecting operating revenues.

Aviation Services

	2005		2004		2003		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	05/04	04/03
	(in thousands)
Operating Revenues:
U.S.	$135,095	98%	$27,180	100%	$20,604	100%	397%	32%
Foreign	2,460	2%	—	—%	—	—%	—	—
	$137,555	100%	$27,180	100%	$20,604	100%	406%	32%
Operating Income (Loss)	$14,862	11%	$(4,344)	16%	$(3,249)	16%	442%	34%

Operating Revenues—2005 compared to 2004.   Operating revenues increased in 2005 primarily due to fleet expansion. On December 31, 2004, the Company acquired Era Aviation, Inc. from Rowan Companies, Inc. At acquisition, Era Aviation, Inc. owned 81 helicopters. During 2005, Aviation Services acquired nine helicopters, sold eight, removed 16 from service and terminated four under charter. In addition to the operating revenue increases through acquisitions, there were more flight hours and rates of hire improved in response to the increased level of activity in the U.S. Gulf of Mexico in the aftermath of hurricanes Katrina and Rita.

Operating Income—2005 compared to 2004.   Results improved for Aviation Services in 2005 due to the Era acquisition, increased utilization and higher rates as discussed above. This improvement was partially offset by an increase in the accounts receivable reserve and increased costs to support the acquired assets.

Operating Revenues—2004 compared to 2003.   Fleet expansion improved results in 2004. Seven helicopters, including two that were leased-in from Era Aviation, Inc., entered service in the year.

Operating Income—2004 compared to 2003.   An increase in expenses resulting from the commencement of operation of additional helicopters, including costs for mandatory FAA proving flights and flight and maintenance training related to introducing a new type of medium-sized twin engine helicopter and major repairs to restore to service existing helicopters whose status was non-operational exceeded increases in operating revenues in 2004.

Environmental Services

	2005		2004		2003		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	05/04	04/03
	(in thousands)
Operating Revenues:
U.S.	$121,599	89%	$105,691	92%	$26,251	60%	15%	303%
Foreign	14,978	11%	9,323	8%	17,794	40%	61%	(48)%
	$136,577	100%	$115,014	100%	$44,045	100%	19%	161%
Operating Income	$22,910	17%	$11,985	10%	$9,128	21%	91%	31%

Operating Revenues—2005 compared to 2004.   Revenues increased in 2005 primarily due to a 10% increase in spill response revenue. Environmental Services’ response to a December 2004 major oil spill on the Delaware River continued into 2005. Additionally, Environmental Services responded to multiple events related to hurricanes Katrina and Rita and to two other significant spill response events in the year. Spill response activities accounted for 46% of Environmental Services operating revenues in 2005. Consulting and project management revenue also increased in 2005 primarily due to greater international activity and additional services offered as a result of Homeland Security requirements.

Operating Income—2005 compared to 2004.   Operating income increased by approximately $10.9 million in 2005 primarily as a result of the aforementioned spill response activity along with increased consulting and project management activity. The spill response activity in 2005 included higher margins due to the utilization of more company owned equipment than in the prior year.

Operating Revenues—2004 compared to 2003.   Revenues increased significantly in 2004 for two reasons: a $25.6 million increase in spill response revenue largely associated with the response to a major oil spill on the Delaware River and $37.3 million due to the acquisition in the fourth quarter of the prior year of NRCES, formerly Foss Environmental Services, Inc. Results also improved as a result of increased consulting and project management activities. Spill response activities approximated 49% of Environmental Services operating revenues in 2004.

Operating Income—2004 compared to 2003.   Although Environmental Services’ operating income improved in 2004, profits as a percent of sales declined from the prior year. The Delaware River spill response required significant sub-contractor support that resulted in reduced profit margins.

Other Operating Income and Corporate Expenses

				Percent Change
(in thousands)	2005	2004	2003	05/04	04/03
Harbor and Offshore Towing Services	$3,051	$—	$—	—	—
Corporate Expense	(29,298)	(15,330)	(11,926)	91%	29%
Other	(90)	(83)	168	8%	(149)%
	$(26,337)	$(15,413)	$(11,758)	71%	31%

Operating Income—2005 compared to 2004.   Harbor and Offshore Towing Services income in 2005 is due to the Company’s merger with Seabulk in July 2005. Corporate expenses increased in 2005 over 2004 due primarily to the merger with Seabulk in July 2005, higher performance based compensation payments and higher legal and consulting fees.

Operating Income—2004 compared to 2003.   Corporate expenses increased in 2004 as compared to 2003 as a result of expanded audit services necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002, higher performance based compensation payments and office facility costs and increased business development activities increased corporate administrative and general expenses in 2004 over 2003.

Other Income (Expenses), net

	2005	2004	2003	Percent Change
(in thousands)	Amount	Amount	Amount	05/04	04/03
Net Interest Expense	$(28,951)	$(14,063)	$(11,782)	106%	19%
Debt Extinguishment Expense	—	—	(2,091)	0%	(100)%
Derivative Income (Loss), net	(7,074)	1,166	2,389	(707)%	(51)%
Foreign Currency Transaction Gains, net	23,183	1,537	3,739	1,408%	(59)%
Marketable Securities Sale Gains, net	28,081	6,435	6,595	336%	(2)%
Other, net	1,707	539	(652)	217%	(183)%
	$16,946	$(4,386)	$(1,802)	(486)%	143%

The Company recognized net other income of $16.9 million in 2005 compared to net other expense of $4.4 million in 2004. Net interest expense increased primarily due to the assumption of debt related to the Seabulk Merger. The derivative loss in 2005 compared to the derivative income in 2004 is primarily due to the results of an interest rate swap acquired in the Seabulk Merger. Foreign currency translation gains in 2005 includes $16.4 million relating to the revaluation of certain Pound Sterling denominated assets as part of the Company’s repatriation of foreign earnings in the American Jobs Creation Act of 2004. Marketable security sales gains were primarily attributable to the sale of marketable securities held primarily by the Company’s foreign subsidiaries. As part of the Company’s repatriation of foreign earnings certain investments in marketable securities were liquidated, which triggered gains, in order to repatriate the earnings at favorable taxation rates.

Net other expense increased in 2004 as compared to 2003. Net interest expense rose between years as a decline in vessel construction activity decreased capitalized interest and short-term borrowings increased between years. Prior year’s results included non-recurring income associated with an expired derivative position that hedged the Company’s common stock investment in ENSCO International Incorporated. Foreign currency transaction gains were also lower in the year. These increases in expenses or decreases in income were partly offset by the non-recurrence of debt extinguishment expenses and losses associated with impairment in an investment that was accounted for using the cost method.

Income Taxes

The Company’s effective income tax rate of 15.3% in 2005 was due primarily to the benefit of $46.2 million relating to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

The Company’s effective income tax rate in 2004 was 35.5%.

The Company’s effective income tax rate of 48.5% in 2003 was due primarily to the provision of a $1.9 million valuation allowance for foreign tax credits that may expire before utilization and a $0.5 million tax consequence of non-deductible expenses.

Equity Earnings

Equity earnings increased in 2005. An improvement in profits earned by the Company’s Offshore Marine Services’ joint venture in the U.S. Gulf of Mexico and an improvement in profits earned by the Company’s handy-max bulk carrier joint venture were partly offset by reduced profits earned by the Company’s Offshore Marine Services’ joint venture in Mexico. In addition the Company recognized a non-recurring loss relating to the 2004 sale of its equity interest in an Offshore Marine Services’ joint venture in Asia and recognized an impairment charge of $2.7 million, net of tax, on its investment in Globe Wireless in 2005.

Equity earnings increased in 2004. A provision in the prior year for U.S. income taxes payable on dividends received from a joint venture did not recur. An improvement in profits earned by the Company’s offshore marine joint venture in Mexico was partly offset by a loss recognized upon the Company’s sale of its equity interest in an offshore marine joint venture in Asia. Profits rose for the handy-max bulk carrier vessel in which the Company joint ventures with strengthening demand for dry-cargo shipping services. The Company recorded a $0.5 million impairment charge during the year with respect to an investment in an entity that develops and sells software to the ship brokerage and shipping industry.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, acquisition, construction or improvement of equipment, repayment of debt obligations, repurchase of common stock and purchase of other investments. Principal sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facilities although, from time to time, the Company may issue debt, shares of Common Stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment. Fleet size, rates of hire and utilization of the Company’s offshore support vessels, inland barges, helicopters, tankers and harbor tugs and the number and severity of oil spills managed by Environmental Services primarily determine the Company’s levels of operating cash flows. See “Overview” and “Results of Operations” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this Annual Report on Form 10-K.

Summary of Cash Flows

	2005	2004	2003
	(in thousands)
Cash Provided by or (used in):
Operating Activities	$237,645	$34,521	$56,565
Investing Activities	167,243	(318,117)	(13,310)
Financing Activities	(131,936)	231,725	(127,525)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,919)	3,125	5,359
Net Increase (Decrease) in Cash and Cash Equivalents	$270,033	$(48,746)	$(78,911)

Operating Activities

Improved operating results for all of the Company’s business segments, including the effects of the Seabulk Merger and Era Acquisition, primarily increased the Company’s cash flows provided by operating activities in 2005. In addition, cash flows provided by operating activities in 2005 improved by reductions in working capital.

During 2004 and 2003, the Company’s cash flows provided by operations were lower primarily due to weak demand for Offshore Marine Services resulting from depressed drilling activity and reduced fleet counts and increased working capital, partly offset by improved operating cash flows of Inland River Services and Environmental Services.

Investing Activities

The Company’s capital expenditure activities in recent years reflect its strategy to diversify its asset base by allocating capital into assets of differing industries. In recent years, the Company has sold vessels to reduce its overall exposure to older assets in Offshore Marine Services and has acquired other vessels to adjust the mix of its fleet. The Company has also significantly expanded its investment in inland barging assets in recent years and is committed to acquiring newer, more capable helicopter equipment for servicing the offshore oil and gas industry. In addition, the Company expanded its investments in Offshore Marine Services and Aviation Services and added Marine Transportation Services and Harbor and Offshore Towing Services through its recent acquisitions of Seabulk and Era Aviation, Inc.

Cash used in investing activities for corporate acquisition transactions, net of cash acquired, was $66.8 million in 2005 and $118.1 million in 2004. The Company acquired Seabulk in 2005 and Era Aviation, Inc.

in 2004. Investing activities with the Company’s joint ventures provided cash flows of $4.7 million in 2005 and $8.5 million in 2004 resulting from the repayment of loans to the Company and proceeds from the sale of joint venture interests partly offset by additional investment made by the Company. The net results of marketable securities transactions and derivative transactions provided cash flows of $131.9 million in 2005 and used cash flows of $50.0 million in 2004.

Capital expenditures were $250.5 million and $200.1 million in 2005 and 2004, respectively. Nine offshore support vessels, 99 barges and nine helicopters were delivered in 2005. Sixteen offshore vessels, 329 barges and six helicopters were delivered in 2004.

In 2005, cash flows from the sale of equipment, including 23 offshore vessels and seven helicopters was $203.1 million. In 2004, cash flows from the sale of equipment, including  43 offshore vessels, four barges and two helicopters was $67.9 million. In addition, the Company sold held for sale equipment for $121.4 million in 2005. Subsequent to December 31, 2005, the Company sold additional equipment and held for sale equipment for $69.8 million.

For many years, the Company has maintained construction reserve funds with the U.S. Maritime Administration that were established pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company has been permitted to deposit vessel sale proceeds into construction reserve fund accounts for purposes of acquiring new U.S.-flag vessels and thereby qualifying for temporary deferral of taxable gains realized from sale of vessels. The Company and the U.S. Maritime Administration control these accounts jointly. From date of deposit, withdrawals from the jointly controlled construction reserve fund accounts are subject to prior written approval of the U.S. Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use. In prior years, the Company has used these funds to acquire vessels and, in 2004, also used some of the funds to acquire barges. Any such gains from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into jointly controlled construction reserve fund accounts. The Company set aside cash in construction reserve fund accounts during both 2004 and 2003. At December 31, 2005 the Company held $133.0 million in construction reserve funds.

The Company’s unfunded capital commitments as of December 31, 2005 for offshore marine vessels, helicopters, barges and other equipment approximated $534.6 million. The Company has the right to terminate $110.9 million of these commitments at any time with regard to undelivered helicopters without liability to seller other than a $1.7 million payment of liquidated damages in aggregate. Subsequent to December 31, 2005, the Company committed to purchase additional helicopters, offshore support vessels, deck barges and other equipment for $107.6 million.

Financing Activities

The Company generally borrows on a long-term basis, and its long-term debt and capital lease obligations at December 31, 2005 totaled $977.6 million as compared to $582.4 million at December 31, 2004. Long-term debt increased in 2005 primarily due to debt assumed as part of the Seabulk Merger in the amount of $500.5 million, partly offset by repayments of $183.0 million. The Company’s outstanding long-term debt at December 31, 2005 primarily included $250.0 million in its 2.875% convertible debentures due December 15, 2004 (the “2.875% Convertible Debentures”), $200.0 million in its 5.875% notes due October 1, 2012 (the “5 7/8 Senior Notes”), $200.7 million in Seabulk’s United States Government Guaranteed Ship Financing Bonds (the “Title XI Bonds”), $138.5 million in Seabulk’s 9.5% notes due August 2013 (the “9.5% Senior Notes”) and $134.5 million in its 7.2% notes due 2009 (the “7.2% Notes”).

As at December 31, 2005, the Company has $197.3 million available for use under a five year, non-reducing, unsecured revolving credit facility that terminates in February 2007 (the “SEACOR Revolving Credit Facility”). Advances under the SEACOR Revolving Credit Facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon SEACOR’s credit rating as determined by Standard and Poor’s and Moody’s. Adjustments to the applicable margin are the only consequence of a change in SEACOR’s credit rating. SEACOR is not required to maintain a credit rating under the terms of the facility agreement, and if SEACOR does not maintain a credit rating, the applicable margin would be determined by financial ratios. The revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The SEACOR Revolving Credit Facility contains no repayment triggers. During 2005 and 2004, SEACOR borrowed and repaid advances under the SEACOR Revolving Credit Facility totaling $65.0 million and $50.0 million, respectively. As of December 31, 2005 and 2004, the Company had outstanding letters of credit of $2.7 million and $3.8 million respectively, advanced under the SEACOR Revolving Credit Facility.

In connection with its 9.5% Senior Notes offering, Seabulk amended and restated its $180.0 million credit facility. The amended credit facility is a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity (the "Seabulk Revolving Credit Facility"). The Seabulk Revolving Credit Facility is subject to semi-annual reductions which commenced on February 5, 2004. The principal reductions on the Seabulk Revolving Credit Facility are as follows: $4.0 million each February and August from 2004 through 2007, and $48.0 million in 2008. Interest on the Seabulk Revolving Credit Facility is payable monthly, with a variable interest rate. The rate is either LIBOR or a base rate plus a margin based upon certain financial ratios of Seabulk. It is secured by first liens on certain of the Seabulk’s vessels (excluding vessels financed with Title XI financing and some of its other vessels) and stock of certain subsidiaries and is also guaranteed by certain subsidiaries. The Seabulk Revolving Credit Facility is subject to various Seabulk financial covenants, including minimum ratios of adjusted earnings before interest, taxes, depreciation and amortization, as defined, (“EBITDA”), to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of Seabulk’s vessels. At acquisition, Seabulk had $33.0 million in borrowings outstanding under the Seabulk Revolving Credit Facility. This amount was repaid during the six months ended December 31, 2005. On December 27, 2005, the Company permanently reduced the amount available for future borrowings under the Seabulk Revolving Credit Facility to $25.0 million. As of December 31, 2005 Seabulk had outstanding letters of credit of $17.7 million advanced under the Seabulk Revolving Credit Facility and $7.3 million of credit remains available for future borrowings.

The Company uses major capital markets and bank financing to meet certain of its financing requirements. The Company has not historically experienced difficulty in obtaining financing or refinancing existing debt. The Company manages its debt portfolio in response to changes in interest rates by periodically retiring, redeeming and repurchasing debt.

Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements and contribute toward defraying the costs of its capital expenditures. As in the past and in further support of the Company’s capital expenditure program, the Company may use cash balances, sell marketable securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving bank credit facilities, issue debt or a combination thereof.

The Company’s long-term liquidity is dependent upon its ability to generate operating profits sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders’ investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity and/or off-balance sheet financing arrangements.

Off-Balance Sheet Arrangements

On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2005, the Company had the following guarantees in place:

The Company guaranteed up to $8.0 million with respect to amounts owing pursuant to a vessel charter agreement between the Company’s Mexican joint venture and the owner of the chartered vessels. The Company’s guarantee terminated upon sale of our interest in the joint venture in 2006.

The Company guaranteed up to $2.9 million with respect to amounts owing pursuant to a vessel charter agreement between a U.S. joint venture entity in which the Company owns a 50% interest and the owner of the chartered vessel. The Company’s guarantee declines over the life of the charter and terminates in 2008.

The Company guaranteed up to $1.1 million with respect to amounts owed by Singapore joint venture entity in which the Company owns a 50% interest under a five-year banking facility to finance the construction of two new crew boats. The vessels are to be used to perform a five-year contract with a major oil company in Brunei.

The Company guaranteed up to $0.8 million as security for the performance of a contract between SESMEKE Ltd., a joint venture in which the Company has a 50% interest, with Botas International Limited for the provision of oil spill response and related services in Turkey to the Baku-Tblisis-Ceyhan Crude Oil Export Pipeline. Provision of this performance guaranty was a condition to the contract in Turkey.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	$1,502,074	$69,146	$141,923	$260,182	$1,030,823
Capital Purchase Obligations(2)	534,604	290,220	217,742	26,642	—
Operating Leases(3)	120,922	31,729	53,584	29,748	5,861
Purchase Obligations(4)	27,496	27,496	—	—	—
Other(5)	17,666	6,957	5,510	253	4,946
	2,202,762	425,548	418,759	316,825	1,041,630
Other Commercial Commitments:
Joint Venture Guarantees(6)	12,827	2,939	6,378	3,510	—
Letters of Credit	24,887	4,555	20,332	—	—
	37,714	7,494	26,710	3,510	—
	$2,240,476	$433,042	$445,469	$320,335	$1,041,630

(1)                 Maturities of the Company’s borrowings and interest payments based on contractual terms.

(2)                 Capital purchase obligations represent commitments for the purchase of property, plant and equipment. These commitments are not recorded as liabilities on the Company’s balance sheet at December 31, 2005 as the Company has not yet received the goods or taken title to the property. Subsequent to December 31, 2005, the Company committed to purchase additional vessels, helicopters, deck barges and other equipment for $107.6 million.

(3)                 Primarily leases of vessels, helicopters and barges.

(4)                 Includes purchase order commitments of the Company outstanding at December 31, 2005 with respect to goods and services to be acquired in the ordinary course of business. These orders are fulfilled by our vendors within short-time horizons.

(5)                 Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)                 Includes guarantees of amounts owing by entities in which the Company owns 50% or less under charter arrangements with vessel owners, a loan agreement for the construction of two vessels and an oil spill response service contract. In the case of guarantees relating to the charter arrangements and loan agreement, obligations thereunder decline over time. The guarantees terminate at various dates through 2009.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. Although the Company does not consider the effects of inflation to be material to its operating revenues or income from continuing operations, in the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Related Party Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner’s barges bear to the total number of days of all barges participating in a pool. Mr. Charles Fabrikant, the Chairman of the Board, President and Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant’s two children own barges that participated in the barge pools managed by the Company prior to the Company’s acquisition of SCF and since then, they have continued to participate in the barge pool. In 2005, 2004 and 2003, Mr. Fabrikant and his affiliates earned $1.3 million, $0.6 million and $0.4 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2005, 2004 and 2003, the Company owed Mr. Fabrikant and his affiliates $0.5 million, $0.3 million and $0.2 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

During the second quarter of 2004 pursuant to a provision agreed in connection with the Company’s acquisition of Stirling Shipping Holdings Limited in May 2001, the Company entered into a revenue sharing pooling agreement with Harrisons (Offshore) Limited (“Harrisons”), a Scottish company in which Mr. James Cowderoy, a director of SEACOR, is a shareholder and managing director. Under the pooling agreement, the revenue from two supply vessels owned by the Company and two supply vessels owned by Harrisons operating in the North Sea was shared pursuant to an agreed allocation formula and SEACOR was paid a fee for commercially managing the pool. The Company earned $0.1 million of revenues under the pooling agreement in 2005. Harrisons earned $0.3 million of revenues under the pooling agreement in 2004. The Company also earned $11,000 and $39,000 of management fees in 2005 and 2004 respectively. There was no activity under the pooling agreement in 2003. The pooling agreement was terminated in February 2005.

Contingencies

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s financial position, results of its operations or cash flows.

On June 15, 2005, one of SEACOR’s subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that the other providers also have received such subpoena. SEACOR intends to provide all information requested in the response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Seabulk vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adopting SFAS No. 123(R) cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of the SFAS No. 123 disclosure of pro forma net income and earnings per share as reported in “Item 8. Consolidated Financial Statements—Note 1—Nature of Operations and Accounting Policies” included in Part IV of this Annual Report on Form 10-K. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the “modified prospective” approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is Pounds Sterling. Net consolidated assets of £5.8 million, before translation to U.S. dollars, are included in the Company’s consolidated balance sheet at December 31, 2005. In addition, SEACOR has provided cash advances to these operations of $24.7 million, or £14.3 million, as of December 31, 2005. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. A 10% weakening in the exchange rate of the Pound Sterling against the U.S. dollar as of December 31, 2005 would reduce other comprehensive income by approximately $0.7 million, net of tax, due to translation and would reduce income by approximately $1.6 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance transactions.

At December 31, 2005, the Company held available-for-sale securities with a fair value of $12.6 million, including $0.9 million in fixed income investments and $11.7 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities that have included U.S. government bonds, U.K. government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company’s investments in equity securities primarily include positions in energy, marine, and other related businesses. The Company monitors its investments in available-for-sale securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. A 10% decline in the value of available-for-sale securities as of December 31, 2005 would reduce other comprehensive income by $0.8 million, net of tax.

At December 31, 2005, the Company held positions in short sales of marketable equity securities with a fair value of $27.6 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2005 would reduce income and comprehensive income by $1.8 million, net of tax.

The Company’s outstanding debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. The Company’s only significant variable rate debt instrument is its revolving credit facilities, under which the Company had no outstanding borrowings at December 31, 2005. While available for liquidity requirements, the Company has not historically utilized significant portions of the revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

Seabulk entered into an interest rate swap agreement expiring 2013 with members of its lending group in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150.0 million, Seabulk in effect converted the fixed interest rate on its outstanding 9.5% Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate is adjusted semi-annually in February and August of each year. For the six months ended December 31, 2005, the Company recorded a loss of $5.4 million with respect to the swap agreement in the Consolidated Statements of Income as “Derivative income (loss), net.”  At December 31, 2005, the fair market value of the Company’s position in this swap agreement was an unrealized loss of $2.4 million included in the Consolidated Balance Sheets as “Other current liabilities.”  The Company expects the fair value of the interest rate swap to change in accordance with the movements in the applicable Treasury and LIBOR rates.

The Company has entered into forward exchange and futures contracts with respect to Norwegian Kroners, Pounds Sterling, Euros, Japanese Yen, Singapore Dollars and Hong Kong Dollars. The Norwegian Kroner contracts enabled the Company to buy Norwegian Kroners in the future at fixed exchange rates, which could have offset possible consequences of changes in foreign exchange had the Company conducted business in Norway. The Pound Sterling, Euro, Yen, Singapore Dollar and Hong Kong Dollar contracts enable the Company to buy Pounds Sterling, Euros, Yen, Singapore Dollars and Hong Kong Dollars in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe and the Far East. As of December 31, 2005, the Company had recognized but unrealized derivative income of $0.5 million with respect to its agreements to purchase within one month 70.7 million Singapore Dollars. The Company’s positions relating to other currencies were not material at December 31, 2005.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, would lead to a decline in the Company’s offshore assets’ market values and cash flows. As of December 31, 2005, the Company’s positions relating to these commodities were not significant.

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade (“CBOT”) or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. As of December 31, 2005, the Company’s positions relating to these interest rate instruments were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

As discussed elsewhere herein, on July 1, 2005, the Company acquired Seabulk through a merger with a wholly-owned subsidiary of SEACOR. Seabulk has its own distinct internal controls over financial reporting; therefore, such internal controls represent a new component of the Company’s consolidated internal control over financial reporting. The Company has not yet completed its evaluation of the internal controls over financial reporting at Seabulk, although Seabulk has or is expected to have financial statement amounts that are material to the Company’s consolidated financial statements. Except for changes that result from the Seabulk Merger, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Set forth in Part IV of this Annual Report and incorporated herein by reference are: Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As permitted by General Instruction G to this Form 10-K, other than information with respect to the Company’s executive officers, which is set forth after Item 4 of Part I of this Form 10-K, the information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

NYSE Annual Certification.   The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification except to disclose that the Company had omitted from its 2005 proxy statement and/or annual report to stockholders a statement that certain Board of Directors Committee charters and corporate governance and ethics policies and codes are available on the Company’s Internet website or in print to requesting stockholders free of charge. We filed with the SEC as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

As permitted by General Instruction G to this Form 10-K, the information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As permitted by General Instruction G to this Form 10-K, the information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by General Instruction G to this Form 10-K, the information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As permitted by General Instructions G to this Form 10-K, the information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.

3. Exhibits:

Exhibit Number	Description
3.1*

Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*

Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*

Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*

Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

4.1*

Indenture, dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings Inc. (including therein forms of 5-3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings Inc). (incorporated herein by reference to Exhibit 4.0 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).

4.2*

Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.3*

Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.4*

Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.5*

Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.6*

Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.7*

Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.8*

Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*

Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.10*

Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.11*

Restated Stockholders’ Agreement dated December 16, 1992 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of SEACOR Holdings Inc. for the fiscal year ended December 31, 1992 filed with the Commission on March 19, 1993).

4.12*

Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.13*

Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.14*

Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.15*

SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

4.16*

Instrument, dated May 4, 2001, setting forth terms of (pound) 14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including Form of Loan Note Certificate as a Schedule thereto) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

4.17*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.18*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.19*

Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.20*

Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.21*

Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.22*

Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.23*

Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.24*

Common Stock Registration Rights Agreement, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers (incorporated herein by reference to Exhibit 10.2 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on December 27, 1999).

4.25*

Stockholders’ Agreement, dated as of September 13, 2002, among Seabulk International, Inc., Nautilus Acquisition, L.P., C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment, L.P., C/R Marine Coinvestment II, L.P. and Gerhard Kurz (incorporated herein by reference to Exhibit 99.3 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on September 16, 2002).

4.26*

Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.27*

Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.28*

Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.29*

Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

10.1*

Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.2*+

SEACOR Holdings Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.3*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).
10.4*+

SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.7*

Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings Inc). (incorporated herein by reference to Exhibit 10.55 of the Company’s Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.8*

Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.9*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.10*

License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.11*

Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.12*+

Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.13*+

Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.14*+

Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.15*

Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.16*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.17*

Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.18*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.19*

Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.20*

Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.21*

Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.22*

Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.23*

Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Commission on April 1, 2002).

10.24*

Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.25*+

SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.26*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).
10.27*+

Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.28*+

Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.29*+

Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.30*

Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.31*

Amendment to Revolving Credit Facility Agreement dated March 15, 2004, between SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.32*

Amendment No. 2 to Revolving Credit Facility Agreement, dated as of May 17, 2004, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.33*

Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.34*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.35*+

SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.36*+

Seabulk International, Inc., Amended and Restated Equity Ownership Plan, and Amendment No. 1 adopted April 18, 2005 (each incorporated herein reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

10.37*+

Seabulk International Inc., Stock Option Plan for Directors, and Amendment No. 1 adopted April 18, 2005 (each incorporated herein reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

10.38*

Loan Agreement, dated as of March 18, 2004, among Seabulk Global Transport, Inc. and Seabulk Overseas Transport, Inc., as Joint and Several Borrowers, the Guarantors named therein, the Banks and Financial Institutions listed therein, Nordea Bank Finland PLC, New York Branch, as Arranger and Agent, Nordea Bank Finland PLC, New York Branch, as Security Trustee, and Nordea Bank Finland PLC, New York Branch, as Swap Provider (incorporated herein by reference to Exhibit 10.12 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

10.39*

Amended and Restated Credit Agreement, dated as of August 5, 2003, among Seabulk International, Inc., each Subsidiary Guarantor, Fortis Capital Corp., NIB Capital Bank N.V. and each other financial institution which may become a party to the Agreement as a Lender, Fortis Capital Corp., as administrative agent on behalf of the Lenders, and as book runner and as an arranger, and NIB Capital Bank N.V., as an arranger (incorporated herein by reference to Exhibit 10.10 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

10.40*

Amendment Number 1, dated as of March, 2004, to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.13 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended March 31, 2004 and filed with the Commission on May 14, 2004).

10.41*

Subsidiary Guarantee Agreement dated as of March 16, 2004, among Seabulk International, Inc., the Subsidiary Guarantors named therein, Fortis Capital Corp, as Agents for the Counterparties to the Swap Agreements, Fortis Capital Corp., as Counterparty, NIB Capital Bank N.V., as Counterparty, and HBOS Treasury Services PLC, as Counterparty (incorporated herein by reference to Exhibit 10.21 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended June 30, 2004 and filed with the Commission on August 13, 2004).

10.42*

Supplemental Credit Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.22 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended June 30, 2004 and filed with the Commission on August 13, 2004).

10.43*

First Supplemental Subsidiary Guarantee Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.23 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended June 30, 2004 and filed with the Commission on August 13, 2004).

10.44*

Second Supplemental Credit Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.34 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended September 30, 2004 and filed with the Commission on November 15, 2004).

10.45*

Second Supplemental Subsidiary Guarantee Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.35 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended September 30, 2004 and filed with the Commission on November 15, 2004).

10.46*

Third Supplemental Credit Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.44 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.47*

Third Supplemental Subsidiary Guarantee Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.45 of Seabulk International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.48*

Fourth Supplemental Credit Agreement dated June 10, 2005 among Seabulk International, Inc. and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.46 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.49*

Fourth Supplemental Subsidiary Guarantee Agreement dated June 10, 2005 among Seabulk International, Inc. and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.47 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.50*

Fifth Supplemental Credit Agreement dated June 23, 2005 among Seabulk International, Inc., Seabulk Towing, Inc. and each of the four additional Subsidiary Guarantors and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.48 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.51*

Fifth Supplemental Subsidiary Guarantee Agreement dated June 23, 2005 among Seabulk International, Inc., Seabulk Towing, Inc. and each of the four additional Subsidiary Guarantors and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.49 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.52*

Stock Purchase Agreement by and among Seabulk International, Inc. and the Investors listed on Schedule 1 thereto, dated as of June 13, 2002 (incorporated herein by reference to Exhibit 99.1 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on June 19, 2002).

10.53*

Agreement for the Purchase and Sale of Selected Assets between Seabulk Transport, Inc. and Stolt-Nielsen Transportation Group, Inc. dated December 15, 2004 (incorporated herein by reference to Exhibit 10.40 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on December 16, 2004).

10.54+	Compensation Arrangements for the Executive Officers.

10.55+	Compensation of Non-Employee Directors.
10.56

Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly
Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents.

21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference as indicated.

+                Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2005, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc.
(Registrant)
	By:	/s/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date
/s/ RICHARD RYAN	Senior Vice President and Chief	March 20, 2006
Richard Ryan	Financial Officer (Principal Financial Officer)
/s/ MATTHEW CENAC	Vice President and Chief Accounting	March 20, 2006
Matthew Cenac	Officer (Principal Accounting Officer)
Charles Fabrikant*	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
James Cowderoy*	Director
Pierre de Demandolx*	Director
Richard M. Fairbanks III*	Director
Michael E. Gellert*	Director
John C. Hadjipateras*	Director
Oivind Lorentzen*	Director
Andrew R. Morse*	Director
Christopher Regan*	Director
Stephen Stamas*	Director
Steven Webster*	Director
Steven J. Wisch*	Director

* By	/s/ ALICE GRAN
Alice Gran
Attorney-in-fact
March 20, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

SEACOR Holdings Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding the Company’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management’s evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the framework in Internal Control—Integrated Framework. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the operations of Seabulk International, Inc., acquired on July 1, 2005, were excluded. This business constituted $1.1 billion and $523.2 million of total and net assets, respectively, as of December 31, 2005. It also contributed to the consolidated group $201.9 million and $3.5 million of operating revenues and net loss, respectively, for the six months ended December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated March 15, 2006 included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors of SEACOR Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SEACOR Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Seabulk International, Inc., which is included in the 2005 consolidated financial statements of SEACOR Holdings Inc. and constituted $1.1 billion and $523.2 million of total and net assets, respectively, as of December 31, 2005. Seabulk International, Inc. was acquired by SEACOR Holdings Inc. on July 1, 2005 and contributed to the consolidated group $201.9 million and $3.5 million of operating revenues and net loss, respectively, for the six month period ended December 31, 2005. Our audit of internal control over financial reporting of SEACOR Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Seabulk International, Inc.

In our opinion, management’s assessment that SEACOR Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of SEACOR Holdings Inc.

We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 15, 2006

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$484,422	$214,389
Restricted cash	41,187	—
Available-for-sale securities	12,595	136,992
Receivables:
Trade, net of allowance for doubtful accounts of $13,696 and $3,357 in 2005 and 2004, respectively	242,159	162,986
Other	18,672	30,064
Deferred income taxes	5,196	1,747
Held for sale assets	6,810	21,621
Inventories	21,996	18,837
Prepaid expenses and other	6,054	12,085
Total current assets	839,091	598,721
Investments, at Equity, and Receivables from 50% or Less Owned Companies	36,954	47,870
Property and Equipment:
Vessels and equipment	1,045,072	872,979
Tankers	516,500	—
Barges	222,518	180,234
Helicopters	134,210	106,939
Harbor Tugs	75,725	—
Construction in progress	65,241	30,458
Equipment, furniture, fixtures, vehicles and other	49,458	45,651
	2,108,724	1,236,261
Accumulated depreciation	(349,331)	(310,674)
	1,759,393	925,587
Construction Reserve Funds & Title XI Reserve Funds	146,317	144,006
Goodwill	40,351	28,755
Intangible Assets	40,182	4,566
Other Assets	22,853	16,504
	$2,885,141	$1,766,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,539	$13,228
Current portion of capital lease obligations	2,966	—
Accounts payable and accrued expenses	72,719	63,461
Accrued wages and benefits	29,149	14,017
Accrued interest	12,086	6,041
Accrued income taxes	53,464	2,634
Held for sale liabilities	—	6,199
Accrued liability-short sale of securities	27,592	22,070
Other current liabilities	42,391	14,836
Total current liabilities	247,906	142,486
Long-Term Debt	950,403	582,367
Capital Lease Obligations	27,232	—
Deferred Income Taxes	242,316	211,542
Deferred Gains and Other Liabilities	49,543	28,988
Minority Interest in Subsidiaries	6,436	6,869
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 31,341,739 and 24,545,428 shares issued in 2005 and 2004, respectively	313	245
Additional paid-in capital	861,722	412,210
Retained earnings	721,982	551,273
Less 6,522,890 and 6,237,932 shares held in treasury in 2005 and 2004, respectively, at cost	(220,814)	(197,850)
Unamortized restricted stock	(3,708)	(2,423)
Accumulated other comprehensive income:
Cumulative translation adjustments	(353)	18,296
Unrealized gain on available-for-sale securities	2,163	12,006
Total stockholders’ equity	1,361,305	793,757
	$2,885,141	$1,766,009

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2005	2004	2003
Operating Revenues	$972,004	$491,860	$406,209
Costs and Expenses:
Operating expenses	589,928	354,163	287,290
Administrative and general	105,195	61,425	57,684
Depreciation and amortization	127,714	57,834	55,506
	822,837	473,422	400,480
Gains on Asset Sales and Impairments, Net	28,285	10,234	17,522
Operating Income	177,452	28,672	23,251
Other Income (Expense):
Interest income	19,201	8,422	7,531
Interest expense	(48,152)	(22,485)	(19,313)
Debt extinguishments	—	—	(2,091)
Derivative income (loss), net	(7,074)	1,166	2,389
Foreign currency transaction gains, net	23,183	1,537	3,739
Marketable securities sale gains, net	28,081	6,435	6,595
Other, net	1,707	539	(652)
	16,946	(4,386)	(1,802)
Income from Continuing Operations Before Income Tax Expense (Benefit), Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	194,398	24,286	21,449
Income Tax Expense (Benefit):
Current	60,343	1,368	618
Deferred	(30,597)	7,205	9,778
	29,746	8,573	10,396
Income from Continuing Operations Before Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	164,652	15,713	11,053
Minority Interest in (Income) Loss of Subsidiaries	32	(483)	(517)
Equity in Earnings of 50% or Less Owned Companies	5,661	4,659	1,418
Income from Continuing Operations	170,345	19,889	11,954
Income from Discontinued Operations	364	—	—
Net Income	$170,709	$19,889	$11,954
Basic Earnings Per Common Share:
Income from Continuing Operations	$7.89	$1.09	$0.63
Income from Discontinued Operations	0.02	—	—
Net Income	$7.91	$1.09	$0.63
Diluted Earnings Per Common Share:
Income from Continuing Operations	$6.93	$1.08	$0.63
Income from Discontinued Operations	0.02	—	—
Net Income	$6.95	$1.08	$0.63
Weighted Average Common Shares Outstanding:
Basic	21,594,752	18,305,937	19,012,899
Diluted	25,272,736	18,609,373	19,279,568

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unamortized Restricted Stock	Accumulated Other Comprehensive Income	Comprehensive Income
Year Ended December 31, 2002	$243	$403,590	$519,430	$(127,587)	$(2,217)	$11,492
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	670	—	—
Exercise of stock options	1	1,543	—	—	—	—
Director stock awards	—	116	—	—	—	—
Issuance of restricted stock	1	3,585	—	—	(3,716)	—
Conversion of 5 3/8% Convertible Subordinated Notes due 2006	—	2	—	—	—	—
Purchase of treasury shares	—	—	—	(56,542)	—	—
Amortization of restricted stock	—	—	—	—	2,855	—
Cancellation of restricted stock, 1,857 shares	—	(8)	—	(72)	80	—
Net income for fiscal year 2003	—	—	11,954	—	—	—	$11,954
Net currency translation adjustments	—	—	—	—	—	7,244	7,244
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(2,218)	(2,218)
Year Ended December 31, 2003	245	408,828	531,384	(183,531)	(2,998)	16,518	$16,980
Issuance of common stock:
Tex-Air Helicopters, Inc. acquisition	—	268	—	—	—	—
Employee Stock Purchase Plan	—	—	—	674	—	—
Exercise of stock options	—	1,287	—	—	—	—
Director stock awards	—	189	—	—	—	—
Issuance of restricted stock	—	1,647	—	—	(1,648)	—
Purchase of treasury shares	—	—	—	(14,920)	—	—
Amortization of restricted stock	—	—	—	—	2,141	—
Cancellation of restricted stock, 1,666 shares	—	(9)	—	(73)	82	—
Net income for fiscal year 2004	—	—	19,889	—	—	—	$19,889
Net currency translation adjustments	—	—	—	—	—	5,302	5,302
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	8,482	8,482
Year Ended December 31, 2004	245	412,210	551,273	(197,850)	(2,423)	30,302	$33,673
Issuance of common stock:
Seabulk International, Inc. acquisition	64	434,800	—	(3,362)	—	—
Settle Tex-air Helicopters, Inc. earn-out obligation	—	57	—	—	—	—
Employee Stock Purchase Plan	—	—	—	897	—	—
Exercise of stock options	4	10,216	—	—	—	—
Director stock awards	—	294	—	—	—	—
Issuance of restricted stock	—	4,145	—	—	(3,825)	—
Purchase of treasury shares	—	—	—	(20,499)	—	—
Amortization of restricted stock	—	—	—	—	2,540	—
Net income for fiscal year 2005	—	—	170,709	—	—	—	$170,709
Net currency translation adjustments	—	—	—	—	—	(18,649)	(18,649)
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(9,843)	(9,843)
Year Ended December 31, 2005	$313	$861,722	$721,982	$(220,814)	$(3,708)	$1,810	$142,217

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$170,709	$19,889	$11,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,714	57,834	55,506
Restricted stock amortization	2,540	2,141	2,855
Director stock awards	294	189	116
Debt (premium) discount amortization, net	(966)	229	326
Bad debt expense	3,943	1,519	829
Deferred income tax expense (benefit)	(30,597)	7,205	9,778
Equity in net earnings of 50% or less owned companies	(5,661)	(4,659)	(1,418)
Dividends received from 50% or less owned companies	8,692	1,545	11,569
Extinguishment of debt	—	—	2,091
Derivative (income) loss	7,074	(1,166)	(2,389)
Foreign currency transaction gains, net	(23,183)	(1,537)	(3,739)
Marketable security sale gains, net	(28,081)	(6,435)	(6,595)
Impairment on other investments	—	—	1,254
Gains on asset sales and impairment, net	(28,285)	(10,234)	(17,522)
Amortization of deferred income on sale and leaseback transactions	(5,756)	(6,525)	(6,342)
Minority interest in income (loss) of subsidiaries	(32)	483	517
Other, net	346	592	450
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(24,111)	(56,100)	3,559
(Increase) decrease in prepaid expenses and other assets	7,277	5,644	(4,433)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	55,728	23,907	(1,801)
Net cash provided by operating activities	237,645	34,521	56,565
Cash Flows from Investing Activities:
Purchases of property and equipment	(250,459)	(200,052)	(161,842)
Proceeds from the sale of equipment and property and held for sale assets	324,494	67,904	143,797
Investments in and advances to 50% or less owned companies	(1,022)	(575)	(7,992)
Principal payments on notes due from 50% or less owned companies	1,352	3,447	1,875
Proceeds from sale of investment in 50% or less owned companies	4,400	5,667	—
Investment in third party note receivable	—	(5,352)	—
Principal payments on third party note receivable	7,319	—	—
Purchase of third party contracts	—	(2,893)	—
Net (increase) decrease in construction reserve funds	11,047	(17,866)	(30,880)
Net increase in restricted cash	(8,929)	—	—
Proceeds from sale of securities	247,658	157,267	84,255
Purchases of securities	(117,760)	(207,551)	(40,161)
Cash settlements of derivative transactions, net	2,025	257	3,330
Acquisitions, net of cash acquired	(66,759)	(118,113)	(7,756)
Sale of discontinued operation	15,000	—	—
Other, net	(1,123)	(257)	2,064
Net cash provided by (used in) investing activities	167,243	(318,117)	(13,310)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(182,983)	(50,124)	(71,557)
Premium paid with 5 3/8% Note extinguishment	—	—	(632)
Proceeds from issuance of long-term debt, net of offering costs	64,802	294,807	107
Common stock acquired for treasury	(20,499)	(14,920)	(56,542)
Stock options exercised	6,301	1,222	936
Other, net	443	740	163
Net cash provided by (used in) financing activities	(131,936)	231,725	(127,525)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,919)	3,125	5,359
Net Increase (Decrease) in Cash and Cash Equivalents	270,033	(48,746)	(78,911)
Cash and Cash Equivalents, beginning of period	214,389	263,135	342,046
Cash and Cash Equivalents, end of period	$484,422	$214,389	$263,135

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations.   SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) is in the business of owning, operating, investing in, marketing and remarketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and also operates a fleet of U.S.-flag product tankers which transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, the Company operates a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. The environmental services segment provides oil spill response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

Basis of Consolidation.   The consolidated financial statements include the accounts of SEACOR and its majority-owned subsidiaries, which effective July 1, 2005 included Seabulk International, Inc. (“Seabulk”—see Note 5). All significant inter-company accounts and transactions are eliminated in consolidation.

The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the ventures. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company reports its investments in and advances to equity investees in the accompanying consolidated balance sheets as Investments, at Equity, and Receivables from 50% or Less Owned Companies. The Company reports its share of earnings or losses of equity investees in the accompanying consolidated statements of income as Equity in Earnings of 50% or Less Owned Companies.

The Company employs the cost method of accounting for investments in other business ventures over which the Company does not have the ability to exercise significant influence. These investments are in private companies, carried at cost and are adjusted only for other-than-temporary declines in fair value and capital distributions.

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provision and certain accrued liabilities. Actual results could differ from those estimates.

Revenue Recognition.   The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all operating expenses normally excluding fuel. Under bareboat charter agreements, the Company provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as service is

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

provided. Duration of contracts varies. Typically charter durations and rates are established in the context of  Master Service Agreements which govern the terms and conditions of employment.

The Company’s Marine Transportation Services segment earns revenue under time charters, bareboat charters, voyage charters or contracts of affreightment. Revenue from time charters and bareboat charters is recognized as service is provided. Voyage affreightment contracts are contracts for cargoes that are committed on a muti-voyage basis over a period of weeks or months, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenue for voyage charters and contracts of affreightment are recognized based on the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton for committed barge capacity to transport cargo from point to point during a specific time. Revenues from affreightment contracts are generally recognized over the progress of the voyage. In addition, revenues are earned from cargo stored aboard barges and barge charter arrangements with third parties. Those revenues are recorded as services are rendered.

The Company’s Aviation Services segment earns revenue primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements require customers to make payments based on usage, have fixed terms ranging from one month to five years and generally are cancelable by either party upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. Rental fee revenue is recognized ratably over the contract term and revenues for helicopter usage are recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from retainer contracts, spill response activities, consulting fees and industrial and remediation services. Retainer fees are charged to customers for ensuring the availability of oil spill response services and equipment at predetermined rates. Retainer services include employing staff to supervise a response to an oil spill and maintaining specialized equipment and providing training to customers. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Spill response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual spill responses. The magnitude of a spill dictates the number of personnel and the amount of equipment required and the duration of employment. Consequently, spill response revenues may vary greatly between comparable periods. Consulting fees are earned from the preparation of customized training programs, the planning of and participation in customer oil spill response drill programs, response exercises and other special projects and are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis or on a fixed fee bid basis and are recognized as the services are provided based on contract terms. For both time and material contracts and fixed fee contracts, the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment required to carry it out.

Cash and Cash Equivalents.   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

instruments and overnight investments. Credit risk associated with cash and cash equivalents is considered low due to the high credit quality of the financial institutions.

Restricted Cash.   Restricted cash consists primarily of cash generated from the operations of the Marine Transportation Services’ five U.S.-flag double-hull product tankers. (see Note 9).

Accounts Receivable.   Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Oil spill, emergency response and remediation services are provided to tank vessel owner/operators, refiners, terminals, municipalities, exploration and production facilities and pipeline operators. Barge customers are primarily major agricultural and industrial companies based within the United States. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. Accounts receivable are deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts when collection efforts have been exhausted.

Derivatives.   All of the Company’s derivative positions are stated at fair value. Gains and losses associated with changes in derivative fair value are reported currently in the accompanying consolidated statements of income as derivative income (loss), net.

Concentrations of Credit Risk.   The Company is exposed to concentrations of credit risks relating to its accounts receivable due from customers in the industries described in “Accounts Receivable” above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have been within management’s expectations. The Company is also exposed to concentrations of credit risks associated with its cash and cash equivalents, its available-for-sale securities and its derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved.

Inventories.   Inventories, which consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services and Marine Transportation Services segments and spare parts in the Company’s Aviation Services segment, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records a write-down, as needed, to adjust the carrying amount of inventories to lower of cost or market. No inventory write-downs were recorded during the years ended December 31, 2005, 2004 and 2003.

Property and Equipment.   Equipment, stated at cost less accumulated depreciation, is depreciated over the estimated useful lives of the assets using the straight-line method. New equipment is depreciated over 20 years for offshore support vessels and related equipment, 20 years for inland river dry cargo and chemical tank barges, 25 years for tankers, generally over 12 years for helicopters and related equipment, and over 2 to 40 years for all other equipment. Depreciable life of acquired used equipment is generally based on the life of new equipment described above less years already in service, except for standby vessels where a longer life is used and tankers where the useful life is determined by the Oil Pollution Act of 1990 (“OPA 90”). Depreciation expense totaled $125.0 million, $57.5 million, and $55.5 million in 2005, 2004 and 2003, respectively.

Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

the marketing and commercial characteristics of equipment as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment were capitalized as part of the assets’ carrying values and are being amortized to expense over such assets estimated useful lives. Capitalized interest totaled $1.1 million, $0.6 million and $2.3 million in 2005, 2004 and 2003, respectively.

Intangible Assets.   As a result of the Seabulk Merger, the Company recorded additional identifiable intangible assets of $36.2 million including trademarks/tradenames, customer lists and non-compete agreements which are being amortized over useful lives ranging from two to ten years.

Impairment of Long-Lived Assets.   The Company accounts for the impairment of long-lived assets, including intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No.144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets’ carrying value. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. During 2005, the Company recognized impairment charges of $0.8 million related to long-lived assets damaged or destroyed by hurricanes Katrina and Rita. The Company did not recognize any impairments in 2004 or 2003 related to assets held for use or sale.

Goodwill.   Goodwill is accounted for under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. In accordance SFAS No. 142, the Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenue, estimated costs and appropriate discount rates, among others. These various estimates are reviewed each time the Company tests goodwill for impairment and many are developed as part of the Company’s routine business planning and forecasting process. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results. During 2005, the Company recognized an impairment charge of $0.8 million related to goodwill impacted by hurricanes Katrina and Rita. The Company did not recognize any goodwill impairments in 2004 or 2003.

Business Combinations.   The Company accounts for business combinations under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), which requires the use of the purchase method of accounting for all business combinations. The purchase method of accounting requires the Company to adjust the carrying value of the assets acquired and liabilities assumed to their fair value at the date of purchase with any excess of purchase price over the fair value of assets acquired and liabilities assumed to be recorded as goodwill. Under the provisions of SFAS No. 141 the Company has one year from the purchase date to finalize the fair value of the assets acquired and liabilities assumed. Additionally, under the provisions of SFAS No. 141 the purchase price of an entity acquired in a business combination includes all the direct expenses of the acquisition. The operating results

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 5).

Deferred Financing Costs.   Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs amortization expense totaled $0.7 million, $0.5 million and $0.5 million in 2005, 2004 and 2003, respectively and is included in interest expense in the accompanying consolidated statements of income

Self-insurance Liabilities.   The Company maintains business insurance programs with significant self-insured retention primarily relating to its offshore support vessels, tankers and harbor tugs. In addition, the Company maintains self-insured health benefit plans for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverage. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Income Taxes.   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized, except for a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2005 as described below. As prescribed by SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on undistributed earnings of certain non-U.S. business ventures because the Company considers those earnings to be indefinitely reinvested abroad.

As a result of the American Jobs Creation Act of 2004, the Company repatriated accumulated foreign earnings at an effective federal tax rate of 5.25% which resulted in tax obligations significantly less than the deferred taxes previously provided. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 109-2, the Company recognized the income tax benefit of this special one-time dividends received deduction during the fourth quarter of 2005 when the Company finalized its plan for repatriation and distributed cash dividends (see Note 8).

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Deferred Gains.   The Company has entered into vessel sale and leaseback transactions and has sold vessels to business ventures in which it holds an equity ownership interest. Certain of the gains realized from these transactions were not immediately recognized in income and have been deferred in the accompanying consolidated balance sheets in Deferred Gains and Other Liabilities. In sale and leaseback transactions, gains were deferred to the extent of the present value of minimum future lease payments and are being amortized to income as reductions in rental expense over the applicable lease terms. In certain business venture sale transactions gains were deferred and amortized to income based on the Company’s ownership interest and the applicable vessels’ depreciable lives. In certain business venture sales transactions whereby the Company financed the purchase transaction, the gains were deferred and amortized to income based upon the installment method. Deferred gain activity for the years ended December 31 were as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$20,058	$25,899	$27,308
Deferred income vessel sales	12,895	1,461	5,596
Amortization of deferred income	(6,991)	(7,284)	(7,015)
Currency translation and other	(237)	(18)	10
Balance at end of year	$25,725	$20,058	$25,899

Foreign Currency Translation.   The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using the currency of the primary foreign economic environment within which they operate, their functional currency. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported as accumulated other comprehensive income in the accompanying consolidated balance sheets.

As part of the fourth quarter of 2005 repatriation of foreign earnings under the American Jobs Creation Act of 2004, the Company recognized a $16.4 million foreign currency gain primarily relating to the revaluation of certain Pound Sterling denominated assets. Following the payment of dividends, the subsidiaries that owned these assets were deemed to be substantially liquidated and the accumulated currency translation adjustments previously reported in stockholders’ equity were reclassified to foreign currency transaction gains.

Foreign Currency Transactions.   Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency transaction gains, net in the accompanying consolidated statements of income in the period in which the currency exchange rates change.

Earnings Per Share.   In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”), basic earnings per common share was computed based on the weighted-average number of common shares issued and outstanding for the relevant periods. Diluted earnings per common share was computed based on the weighted-average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods as prescribed by SFAS No. 128. Certain options and share awards of 137,493, 95,010, and 364,805 in 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. Computations of basic and diluted earnings per share for the years ended December 31 are as follows (in thousands, except share data):

	Income	Shares	Per Share
2005
Basic Earnings Per Share:
Net income	$170,709	21,594,752	$7.91
Effect of Dilutive Securities:
Options and restricted stock	—	260,359
Convertible securities	4,831	3,417,625
Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$175,540	25,272,736	$6.95
2004
Basic Earnings Per Share:
Net income	$19,889	18,305,937	$1.09
Effect of Dilutive Securities:
Options and restricted stock	—	163,369
Convertible securities	189	140,067
Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$20,078	18,609,373	$1.08
2003
Basic Earnings Per Share:
Net income	$11,954	19,012,899	$0.63
Effect of Dilutive Securities:
Options and restricted stock	—	163,308
Convertible securities	167	103,361
Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$12,121	19,279,568	$0.63

Comprehensive Income.   In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”), comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose Comprehensive Income in the accompanying consolidated statements of changes in equity. The Company’s other comprehensive income was comprised of net currency translation adjustments and

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

unrealized holding gains and losses on available-for-sale securities. Income taxes allocated to each component of other comprehensive income for the years ended December 31 are as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2005
Foreign currency translation adjustments	$(28,692)	$10,043	$(18,649)
Unrealized net gains on available-for-sale securities:
Unrealized net holding gains arising during period	19,838	(6,943)	12,895
Less—reclassification adjustment for net gains included in net income	(34,981)	12,243	(22,738)
	(15,143)	5,300	(9,843)
Other comprehensive income	$(43,835)	$15,343	$(28,492)
2004
Foreign currency translation adjustments	$8,157	$(2,855)	$5,302
Unrealized net gains on available-for-sale securities:
Unrealized net holding gains arising during period	22,268	(7,794)	14,474
Less—reclassification adjustment for net gains included in net income	(9,218)	3,226	(5,992)
	13,050	(4,568)	8,482
Other comprehensive income	$21,207	$(7,423)	$13,784
2003
Foreign currency translation adjustments	$11,145	$(3,901)	$7,244
Unrealized net gains on available-for-sale securities:
Unrealized net holding gains arising during period	3,117	(1,091)	2,026
Less—reclassification adjustment for net gains included in net income	(6,529)	2,285	(4,244)
	(3,412)	1,194	(2,218)
Other comprehensive income	$7,733	$(2,707)	$5,026

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Stock Compensation.   Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), companies could either adopt a “fair value method” of accounting for its stock based compensation plans or continue to use the “intrinsic value method” as prescribed by Accounting Principle’s Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has elected to continue accounting for its stock compensation plans using the intrinsic value method. Had compensation costs for the plans been determined using a fair value method consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for years ended December 31 (in thousands, except per share and fair value grant data):

	2005	2004	2003
Net income, as reported	$170,709	$19,889	$11,954
Add: stock based compensation included in net income	1,842	1,515	1,931
Less: stock based compensation using fair value method	(2,596)	(2,353)	(3,163)
Net income, Pro forma	$169,955	$19,051	$10,722
Basic earnings per common share:
As reported	$7.91	$1.09	$0.63
Pro forma	7.87	1.04	0.56
Diluted earnings per share:
As reported	$6.95	$1.08	$0.63
Pro forma	6.92	1.03	0.56
Weighted average fair value of options granted	$20.50	$13.86	$13.99
Weighted average fair value of restricted stock granted	$65.85	$43.20	$41.44
Weighted average fair value of stock granted to non-employee directors	$65.28	$43.37	$38.62

The effects of applying a fair value method consistent with SFAS No. 123 in this pro forma disclosure are not indicative of future events as the Company anticipates that it will award additional stock based compensation in future periods.

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 27.5%, 28.6%, and 37.2% in the years 2005, 2004 and 2003, respectively, (c) weighted average discount rates of 4.07%, 3.56%, and 2.93% in the years 2005, 2004 and 2003, respectively, and (d) expected lives of five years.

New Accounting Pronouncement.   On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The impact of adopting SFAS No. 123(R) cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of the SFAS No.123 disclosure of pro forma net income and earnings per share as reported above. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the “modified prospective” approach, recognizing compensation expense for all unvested employee stock options as of that date and for all subsequent employee stock options granted thereafter.

Reclassifications.   Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2. FINANCIAL INSTRUMENTS

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
ASSETS:
Cash, cash equivalents and restricted cash	$525,609	525,609	$214,389	$214,389
Available-for-sale securities	12,595	12,595	136,992	136,992
Collateral deposits and notes receivable	2,706	2,706	9,439	9,439
Notes receivable from business ventures	328	see below	1,616	see below
Construction reserve funds and Title XI reserve funds	146,317	146,317	144,006	144,006
Business ventures, carried at cost	1,000	see below	1,000	see below
Derivative instruments	848	848	568	568
LIABILITIES:
Long-term debt and capital lease obligations including current portion	988,140	1,018,784	595,595	605,055
Short-sale of securities	27,592	27,592	22,070	22,070
Derivative instruments	2,400	2,400	—	—

The carrying value of cash, cash equivalents, restricted cash and collateral cash deposits approximates fair value. The carrying value of construction reserve funds, primarily consisting of auction rate certificates, and Title XI reserve funds approximate fair value. The fair values of the Company’s available-for-sale securities, notes receivable, derivative instruments, long-term debt, and short-sales of marketable securities were estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar type of arrangements. It was not practicable to estimate the fair value of the Company’s notes receivable with business ventures because the timing of settlement of these notes is not certain. It was not practicable to estimate the fair value of the Company’s historical cost investments in business ventures because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3. DERIVATIVE INSTRUMENTS

Prior to the Seabulk Merger, Seabulk entered into an interest rate swap agreement expiring 2013 with members of its lending group in order to take advantage of a lower available interest rate. Through this

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DERIVATIVE INSTRUMENTS (Continued)

derivative instrument, which covers a notional amount of $150.0 million, Seabulk in effect converted the fixed interest rate on its outstanding 9.5% Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate is adjusted semi-annually in February and August of each year. The swap agreement is secured by a second lien on the assets that secure Seabulk’s revolving credit facility. For the six months ended December 31, 2005, the Company recorded a loss of $5.4 million with respect to the swap agreement in the Consolidated Statements of Income as “Derivative income (loss), net.”  At December 31, 2005, the fair market value of the Company’s position in this swap agreement was an unrealized loss of $2.4 million included in the Consolidated Balance Sheets as “Other current liabilities.”  The Company expects the fair value of the interest rate swap to change in accordance with the movements in the applicable Treasury and LIBOR rates.

The Company has entered into and settled various positions in forward exchange, option and future contracts that are considered speculative with respect to Pounds Sterling, Euros, Japanese Yen, Hong Kong Dollar and Singapore Dollar. The Pound Sterling, Euro, Yen, Hong Kong Dollar and Singapore Dollar contracts enable the Company to buy Pounds Sterling, Euros, Yen, Hong Kong Dollars and Singapore Dollars in the future at fixed exchange rates which could offset possible consequences of changes in foreign exchange of the Company’s business conducted in Europe and the Far East. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as “Derivative income (loss), net” as they do not meet the criteria for hedge accounting. For the years ended December 31, 2005, 2004 and 2003, the Company recognized net losses of $2.4 million, net gains of $1.8 million and net gains of $1.3 million, respectively, from these forward exchange, option and future contracts. At December 31, 2005, the fair market value of the Company’s speculative outstanding currency positions, consisting of Singapore Dollar contracts, was an unrealized gain of $0.5 million included in the Consolidated Balance Sheets as “Other receivables.”

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and future contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, would lead to a decline in the Company’s offshore assets’ market values and cash flows. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as “Derivative income (loss), net” as they do not meet the criteria for hedge accounting. For the years ended December 31, 2005, 2004 and 2003, the Company has recognized net losses of $0.3 million, $0.2 million and $0.7 million, respectively, from these commodity transactions. At December 31, 2005, the fair market value of the Company’s positions in commodity contracts was an unrealized gain of $0.5 million included in the Consolidated Balance Sheets as “Other receivables.”

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade (“CBOT”) or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these transactions is to provide value to the Company

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DERIVATIVE INSTRUMENTS (Continued)

should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. Resulting gains or losses from these transactions are reported in the Consolidated Statements of Income as “Derivative income (loss), net” as they do not meet the criteria for hedge accounting. For the years ended December 31, 2005, 2004 and 2003, the Company recognized net gains of $0.1 million, net losses of $0.3 million and net gains of $0.1 million, respectively, with respect to derivative positions in U.S. treasury obligations. At December 31, 2005, the Company had no outstanding position for derivative positions in U.S. treasury obligations.

The Company enters from time to time into other speculative derivative positions, primarily options on publicly traded equity securities. For the years ended December 31, 2005 and 2004, the Company has recognized net gains of $0.9 million and net losses of $0.1 million respectively from these other transactions. At December 31, 2005, the fair market value of the Company’s other speculative derivative positions was an unrealized loss of less than $0.1 million and was included in the Consolidated Balance Sheets as “Other receivables.”

In order to partially hedge the fluctuation in market value for part of the Company’s common stock investment in ENSCO International Incorporated (“ENSCO”) acquired in connection with the merger of Chiles Offshore Inc. with ENSCO, the Company entered into various transactions (commonly known as “costless collars”) during 2002 with a major financial institution on 1,000,000 shares of ENSCO common stock. The effect of these transactions was that the Company would be guaranteed a minimum value of approximately $24.35 and a maximum value of approximately $29.80 per share of ENSCO, at expiration. These costless collars have expired and, as the share value of ENSCO’s common stock was between $24.35 and $29.80 at expiration, neither party had a payment obligation under these transactions. For the year ended December 31, 2003, the Company recorded a gain of $1.7 million with respect to these costless collars in the Condensed Consolidated Statement of Income as “Derivative income (loss), net”.

4. MARKETABLE SECURITIES

Marketable equity securities with readily determinable fair values and debt securities are classified by the Company as investments in available-for-sale securities. Available-for-sale securities are current assets representing the investment of cash available for current operations. These investments are reported at their fair values with unrealized holding gains and losses included in the Consolidated Balance Sheets as “Accumulated other comprehensive income.” The cost and fair value of marketable securities were as follows (in thousands):

	Amortized	Gross Unrealized Holding		Fair
	Cost	Gains	Losses	Value
December 31, 2005:
Corporate debt securities	$950	$—	$(15)	$935
Equity securities	8,316	3,409	(65)	11,660
	$9,266	$3,409	$(80)	$12,595
December 31, 2004:
Corporate debt securities	$14,832	$793	$—	$15,625
Equity securities	103,690	17,950	(273)	121,367
	$118,522	$18,743	$(273)	$136,992

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE SECURITIES (Continued)

At December 31, 2005, the corporate debt securities have contractual maturities in 2013.

For the years ended December 31, 2005, 2004 and 2003, the sale of available-for-sale securities resulted in gross realized gains of $35.3 million, $10.0 million, and $6.8 million, respectively, and gross realized losses of $0.3 million, $0.7 million, and $0.3 million, respectively. The specific identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses.

Short sales of marketable equity securities are temporary trading positions held by the Company in anticipation of short-term market movements. The liabilities arising from these positions are reported at fair value with both realized and unrealized gains and losses included in the Consolidated Statement of Income as “Marketable securities sale gains, net.” For the years ended December 31, 2005, 2004 and 2003, short sales of marketable securities resulted in gross realized and unrealized gains of $12.0 million, $2.1 million, and $0.8 million, respectively, and gross realized and unrealized losses of $18.9 million, $4.9 million and $0.7 million, respectively.

5. ACQUISITIONS AND DISPOSITIONS

Seabulk Merger and Disposition of Held for Sale Seabulk Assets.   On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). Under the terms of the merger agreement, Seabulk’s stockholders received 0.2694 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. The Company’s purchase price was $526.8 million, including 6,354,642 shares of Common Stock, 394,446 options to purchase Common Stock, 51,832 Restricted Stock Units under the SEACOR Deferred Compensation Plan (see Note 12), plus additional cash consideration and transaction expense of approximately $96.9 million. Share consideration was valued at $64.87 per share of Common Stock based on the average price during the period a day before and after the March 16, 2005 announcement of the intended merger with Seabulk. Immediately after the merger, Seabulk had unrestricted cash of $27.4 million and outstanding debt and capital lease obligations of $500.5 million at fair value.

The Seabulk Merger was accounted for as a purchase with SEACOR as the acquirer in accordance with SFAS No. 141. Accordingly, SEACOR has performed a preliminary fair value analysis and the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their estimated fair values as of July 1, 2005, with the excess of purchase price over fair value recorded as goodwill in the amount of $12.1 million. Changes to the preliminary fair value analysis are expected as valuations of assets and liabilities are finalized and additional information becomes available, primarily fair value of acquired equipment, identifiable intangible assets and income tax obligations.

As part of the Seabulk Merger, the Company designated certain vessels as held for sale which aggregated $124.5 million as of July 1, 2005, including two foreign-flag double-hulled product tankers, one tug and 17 offshore supply vessels. During the six months ended December 31, 2005, Seabulk sold the two foreign-flag double-hull product tankers, one tug and six offshore supply vessels for aggregate consideration of $117.7 million. No gain or loss on the sale of these vessels was recorded as the fair value of the vessels was equal to their sales price.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

Sea-Gil Acquisition.   On December 21, 2005, the Company acquired all of the issued and outstanding shares of Sea-Gil Holdings LLC (“Sea-Gil”) for $2.1 million. At time of acquisition, Sea-Gil owned one offshore vessel valued at $13.0 million and had outstanding debt of $10.9 million.

Era Acquisition and Disposition of Held for Sale Assets of Era Aviation, Inc.   On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. (“the Era Acquisition”), the owner of 81 helicopters and 16 fixed wing aircraft. Following the Era Acquisition, the Company combined the acquired helicopter business with its pre-existing helicopter business and began a process to sell the acquired regional airline service business that included its fixed wing aircraft. For the year ended December 31, 2005, the purchase price of $118.1 million was reduced by $4.8 million resulting from the final determination of post-closing working capital adjustments partially offset by additional transaction expenses.

Effective May 27, 2005, the Company sold the acquired regional airline service business, previously held for sale, for $15.0 million. The operating results of the regional airline service business, including $15.3 million of operating revenues earned for the year ended December 31, 2005, have been reported as “Discontinued Operations” in the Company’s Consolidated Statement of Income. The Company also sold other previously held for sale assets of Era Aviation, Inc. for $3.7 million, including 1 helicopter and 4 fixed wing aircraft, during the second quarter of 2005. No gain or loss on these sales was recorded as their carrying value was equal to their sales price.

NRCES Acquisition.   On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services Inc. (“NRCES”—formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41.0 million based upon certain performance standards over a period following the date of the acquisition through December 31, 2008. As of December 31, 2005, $0.3 million additional consideration earned has been accrued and allocated to goodwill.

Yarnell Acquisition.   On June 30, 2003, the Company acquired a controlling interest in Yarnell Marine, LLC for $0.3 million. Prior to this transaction, the Company had a 50% interest in this business venture and accounted for its investment using the equity method.

Tex-Air Acquisition.   During 2004, all contingent consideration associated with the acquisition of Tex-Air Helicopters, Inc. (“Tex-Air”) was settled with minimal impact to the Company’s initial purchase price allocation, including 6,097 escrow shares of Common Stock issued as security for the selling stockholder’s obligations under the purchase agreement and additional consideration earned for operating performance. The additional consideration of $0.2 million earned for operating performance will be paid with Common Stock in three equal yearly installments beginning in 2005. During 2005, the Company issued 826 shares of Common Stock in partial settlement of this obligation.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

Unaudited Pro forma Information.   The following unaudited pro forma information (in thousands, except per share data) has been prepared as if the Seabulk Merger and Era Acquisition had occurred as of January 1, 2004. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

	Year ended December 31,
	2005	2004
Operating Revenues	$1,164,272	$971,188
Net income (loss)	163,982	(13,096)
Basic earnings (loss) per share	6.63	(0.53)
Diluted earnings (loss) per share	5.92	(0.53)

Purchase Price Allocation.   The following table summarizes the allocation of the purchase price during the following periods related to all of the Company’s acquisitions (in thousands):

	Year ended December 31,
	2005	2004	2003
Restricted cash	$32,258	$—	$—
Trade and other receivables	55,700	18,425	7,568
Other current assets	142,674	34,582	940
Investments in 50% or Less Owned Companies	—	—	(552)
Property and equipment	872,461	74,791	3,836
Goodwill	12,395	47	367
Other assets	58,676	533	54
Accounts payable and other current liabilities	(75,844)	(10,217)	(3,707)
Long-Term Debt and Capital Lease Obligations	(511,467)	—	—
Deferred Income Taxes	(82,291)	390	(550)
Deferred Gains and Other Liabilities	(6,301)	(170)	—
Minority Interest	—	—	(200)
Purchase price(a)	$498,261	$118,381	$7,756

(a)      Purchase price is net of cash acquired, totaling $27.4 million, $1.1 million and $0.3 million in 2005, 2004 and 2003, respectively, includes acquisition costs, totaling $2.7 million, $1.1 million and $0.1 million in 2005, 2004 and 2003, respectively, and includes Common Stock issued of $431.5 million and $0.3 million in 2005 and 2004, respectively.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

Equipment Additions.   The Company’s capital expenditures were $250.5 million, $200.1 million, $161.8 million in 2005, 2004 and 2003 respectively. Major equipment deliveries were as follows (unaudited):

	2005 (a)	2004(b)	2003
Anchor handling towing supply	5	1	—
Crew	3	10	6
Mini-supply	1	—	—
Standby safety	—	—	—
Supply	—	2	1
Towing supply	—	2	2
Utility	—	—	—
Other	—	1	—
	9	16	9
Tankers	—	—	—
Dry-cargo Barges	75	305	91
Chemical Tank Barges	24	24	—
Towboats	1	3	3
Helicopters	9	6	8
Harbor Tugs	—	—	—

(a)                  Excludes assets associated with the Seabulk Merger. Also excludes one offshore vessel associated with the Sea-Gil acquisition.

(b)                 Excludes 81 helicopters associated with the Era Acquisition.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

Equipment Dispositions.   The Company has sold property and equipment for $203.1 million, $67.9 million and $143.8 million in 2005, 2004 and 2003, respectively, including major equipment dispositions as follows (unaudited):

	2005(a)	2004(b)	2003
Anchor handling towing supply	3	1	2
Crew	8	3	16
Mini-supply	4	1	2
Standby safety	—	—	1
Supply	7	4	1
Towing supply	1	6	6
Utility	—	27	28
Other	—	1	—
	23	43	56
Tankers	—	—	—
Dry-Cargo Barges	—	—	17
Chemical Tank Barges	—	4	—
Towboats	—	—	—
Helicopters	7	2	1
Harbor tugs	—	—	—

(a)                  Excludes equipment classified as held for sale in connection with the Seabulk Merger and Era Acquisition.

(b)                 Includes 26 utility vessels removed from service in prior years.

Subsequent to December 31, 2005, the Company sold additional offshore support vessels and helicopters and held for sale equipment for $69.8 million.

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES

Investments, carried at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2005	2004
TMM Joint Venture	40.0%	$4,520	$7,146
Globe Wireless, L.L.C.	37.5%	9,622	14,818
Other	28.8%-50.0%	22,812	25,906
		$36,954	$47,870

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

Combined Condensed Financials (unaudited).   Summarized financial information for the Company’s investments, at equity, is as follows (in thousands):

	December 31,
	2005	2004
Current assets	$95,543	$94,367
Noncurrent assets	81,223	95,142
Current liabilities	37,254	62,302
Noncurrent liabilities	27,454	24,843

	Year ended December 31,
	2005	2004	2003
Operating revenues	$171,085	$149,321	$122,388
Operating income	30,305	13,777	10,892
Net income	25,059	10,424	7,110

At December 31, 2005, cumulative net undistributed losses of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings was $8.8 million.

TMM Joint Venture.   In 1994, the Company and Grupo TMM, S.A., a Mexican corporation, (“TMM”) organized a joint venture to serve the Mexican offshore market. At December 31, 2005, the joint venture operated 23 vessels, 12 owned and 11 chartered-in, including 8 vessels provided by the Company and 3 vessels provided by other vessel owners.

The Company guaranteed up to 40% of obligations for nonpayment that may arise from the bareboat charter-in of three vessels by the TMM joint venture. At December 31, 2005, the Company’s guarantee was limited to approximately $8.0 million. Revenues earned by the Company from the charter of vessels and management services provided the TMM joint venture in 2005, 2004 and 2003 totaled $20.5 million, $21.4 million and $11.3 million, respectively. Revenues earned by the TMM joint venture from management services provided to the Company in 2005, 2004 and 2003 totaled $3.2 million, $2.7 million and $0.8 million, respectively. During 2003, the joint venture paid the Company an $8.0 million dividend.

Subsequent to December 31, 2005, the Company sold its 40% interest in the joint venture to TMM for $20.0 million and was released from its guarantees.

Globe Wireless L.L.C. Globe Wireless L.L.C. (“Globe Wireless”) and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. Globe Wireless has previously experienced negative cash flow. During 2005 the Company recognized an impairment charge of $2.7 million, net of tax, on its investment in Globe Wireless.

Globe Wireless provides the Company’s offshore marine business segment with a “ship-to-shore” communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. In fiscal 2005, 2004 and 2003 the Company paid approximately

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

$0.8 million, $1.2 million and $1.5 million, respectively, to Globe Wireless for services and merchandise provided the Company.

Other.   The Company’s other business ventures include offshore marine businesses that own 15 vessels and charter-in two additional vessels, environmental services businesses and a corporation that owns a Handymax Dry-Bulk ship. At December 31, 2005, loans of $0.3 million were payable to the Company from certain of these joint ventures. The Company is guarantor of up to $2.9 million with respect to amounts owing pursuant to a vessel charter between a joint venture in which the Company owns a 50% interest and the vessel owner. The Company’s guarantee declines over the life of the charter and terminates in 2008. The Company is also a guarantor of up to $1.1 million with respect to amounts owed by a joint venture, in which the Company owns 50%, under a five-year banking facility and of up to $0.8 million with respect to security for the contract performance by another joint venture in which the Company owns 50%. During 2005, 2004 and 2003 the Company received dividends totaling $8.7 million, $1.5 million and $3.6 million, respectively, from its other business ventures.

7. CONSTRUCTION RESERVE FUNDS

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve fund accounts with the Maritime Administration. In accordance with this statute, the Company has been permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for purposes of acquiring newly constructed U.S.-flag vessels and qualifying for the Company’s temporary deferral of taxable gains realized from the sale of the vessels. From date of deposit, withdrawals from the joint depository construction reserve fund accounts are subject to prior written approval of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use. As of December 31, 2005 and 2004 construction reserve funds of $133.0 million and $144.0 million, respectively, are classified as non-current assets as the Company has the intent and ability to maintain the funds for more than one year and/or use the funds to acquire fixed assets. Income from vessel sales previously deferred would become immediately taxable upon release to the Company of sale proceeds that were deposited into joint depository construction reserve funds.

8. INCOME TAXES

Income from continuing operations before income tax expense (benefit), minority interest in (income) loss of subsidiaries and equity in earnings of 50% or less owned companies derived from the United States and foreign operations for the years ended December 31 are as follows (in thousands):

	2005	2004	2003
United States	$110,047	$16,310	$5,165
Foreign	84,351	7,976	16,284
	$194,398	$24,286	$21,449

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
State	$2,582	$930	$681
Federal	33,859	(3,132)	(6,648)
Foreign	23,902	3,570	6,585
Deferred:
State	5,252	—	—
Federal	(23,971)	17,723	9,888
Foreign	(11,878)	(10,518)	(110)
	$29,746	$8,573	$10,396

The following table reconciles the difference between the statutory federal income tax rate for the Company to the effective income tax rate:

	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
American Jobs Creation Act of 2004	(23.7)%	—	—
Valuation allowance	—	(3.8)%	9.0%
Non-deductible expenses	0.4%	1.5%	2.1%
State taxes	3.5%	2.5%	2.1%
Other	0.1%	0.1%	0.3%
	15.3%	35.3%	48.5%

During the fourth quarter of 2005 the Company repatriated $310.4 million of accumulated foreign earnings that were eligible for the 85% received deduction under the American Jobs Creation Act of 2004 and recognized an income tax benefit of $46.2 million as the resulting tax obligation was less than the deferred taxes previously provided. The repatriation dividend included $67.9 million of acquired foreign earnings for which no deferred taxes were previously provided and $27.9 million of acquired foreign earnings associated with the Seabulk Merger for which deferred taxes were previously provided at the reduced rate.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2005	2004
Deferred tax liabilities:
Property and equipment	$405,811	$187,039
Unremitted earnings of foreign subsidiaries	3,475	33,132
Intangible assets	12,954	—
Other	13,043	19,498
Total deferred tax liabilities	435,283	239,669
Deferred tax assets:
Net operating loss carryforwards	122,425	$13,977
Foreign tax credit carryforwards	53,164	7,421
Deductible goodwill	10,728	—
Other	29,269	8,476
Total deferred tax assets	215,586	29,874
Valuation allowance	(17,423)	—
Net deferred tax assets	198,163	29,874
Net deferred tax liabilities	$237,120	$209,795

As of December 31, 2005, the Company has not recognized a deferred tax liability on $16.4 million of undistributed earnings for certain non-U.S. business ventures because it considers those earnings to be indefinitely reinvested abroad. Due to the complexities involved, it was not practicable to estimate the deferred tax liability of these indefinitely reinvested earnings without incurring excessive costs. As of December 31, 2005, the Company has net operating loss carryforwards of $342.0 million that expire from 2020 through 2023, foreign tax credits of $53.2 million that expire from 2009 through 2015 and alternative minimum tax credits of $1.2 million that carryforward indefinitely.

The Company believes it is more likely than not that the Company’s net operating loss carryforwards and foreign tax credit carryforwards will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof, except for $17.4 million of foreign tax credits acquired as part of the Seabulk Merger. If any of these reserved foreign tax credits are ultimately utilized, reductions in the valuation allowance would reduce goodwill recorded in connection with the Seabulk Merger.

For employee stock options that are exercised, the Company receives an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. For employee restricted stock grants, the Company receives an income tax benefit or accrues additional taxes based on the difference between the fair market value of the stock at the time of grant and at the time of vesting. The combined benefit, which is recorded in stockholders’ equity, was $4.2 million, $0.1 million and $0.5 million in 2005, 2004 and 2003, respectively.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT

The Company’s borrowings as of December 31 are summarized below (in thousands):

	2005	2004
2.875% Convertible Debentures	$250,000	$250,000
5.875% Senior Notes (excluding unamortized discount of $1.7 million)	200,000	200,000
Title XI Bonds (excluding unamortized discount of $11.6 million)	200,666	—
9.5% Senior Notes (excluding unamortized premium of $16.4 million)	138,500	—
7.2% Senior Notes (excluding unamortized discount of 0.2 million)	134,500	134,500
Other (excluding unamortized discount of $1.1 million)	32,462	13,252
	956,128	597,752
Portion due within one year	(7,539)	(13,228)
Debt premium (discount), net	1,814	(2,157)
	$950,403	$582,367

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2006	$7,539
2007	7,929
2008	11,198
2009	142,693
2010	8,698
Thereafter	767,142
	$945,199	(1)

(1)                 Amount excludes note of $10.9 million assumed in the Sea-Gil acquisition which is expected to be repaid using Construction Reserve Funds.

2.875% Convertible Debentures.   On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the “2.875% Convertible Debentures”). Interest on the 2.875% Convertible Debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2005. Beginning December 15, 2011, contingent interest is payable during any subsequent semi-annual interest period if the average market price of the 2.875% Convertible Debentures is equal to or exceeds 120% of their principal amount. The amount of contingent interest payable for any such period will be equal to 0.35% per annum of such average market value of the 2.875% Convertible Debentures. The 2.875% Convertible Debentures are convertible into shares of Common Stock at any time at an initial conversion price of $73.15 per share of Common Stock. After December 20, 2009, the 2.875% Convertible Debentures may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 15 of 2011, 2014 and 2019, the holders of the 2.875% Convertible Debentures may require SEACOR to purchase for cash all or part of their debentures at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $5.5 million of net underwriting fees associated with this debenture sale.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

5.875% Senior Notes.   In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the “5.875% Senior Notes”). The 5.875% Senior Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5.875% Senior Notes is payable semiannually on April 1 and October 1 of each year. The 5.875% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium.

Title XI Bonds.   The five double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of Seabulk (“the Title XI companies”) were financed through the issuance of United States Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”). Seven series of bonds comprise the Title XI Bonds bearing interest at rates ranging from 6.50% to 7.54% and maturing through June 2024. The aggregate outstanding principal amount of the Title XI Bonds as of the date of the Seabulk Merger was $203.4 million and at December 31, 2005 was $200.7 million.

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. During the six months following the Seabulk Merger, there have been no Title XI reserve fund deposits or withdrawals. At December 31, 2005, Title XI reserve fund account balances was $13.4 million.

The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends, (3) increasing employee compensation and paying other indebtedness; (3) incurring additional indebtedness; (4) making investments and (5) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. At December 31, 2005, the Title XI companies held $39.0 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund Seabulk’s general working capital requirements. There were no cash distributions during the six months following the Seabulk Merger.

In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels, and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value at December 31, 2005 of the Title XI tankers was $364.6 million.

9.5% Senior Notes.   In 2003, Seabulk issued $150.0 million of its Senior Notes due 2013 (the “9.5% Senior Notes”). Interest on the 9.5% Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 9.5% Senior Notes are senior unsecured obligations of Seabulk and are guaranteed by certain of Seabulk’s U.S. subsidiaries. Negative covenants in the debenture governing the 9.5% Senior Notes include limits on the ability of Seabulk and certain of its U.S. subsidiaries to incur additional indebtedness, pay dividends to stockholders, make certain investments, sell assets and enter into certain strategic transactions. At the date of the Seabulk Merger, SEACOR owned $11.5 million of the 9.5% Senior Notes which were cancelled in 2006.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

On February 28, 2006, SEACOR and Seabulk received consent from holders of a majority of the aggregate principal amount of outstanding 9.5% Senior Notes needed to enter into the supplemental indenture containing certain proposed amendments to the indenture governing the 9.5% Senior Notes.  The supplemental indenture eliminated the requirement to report separate stand-alone financial statements for Seabulk as well as certain other reporting requirements, and allowed for intercompany loans between SEACOR and Seabulk. In consideration of the holders’ consent to the proposed amendments, SEACOR paid a cash consent fee of $2.50 for each $1,000 of principal amount of 9.5% Senior Notes for which consent was received and SEACOR fully and unconditionally guaranteed Seabulk’s payment obligations under the 9.5% Senior Notes on a senior unsecured basis. The supplemental indenture has been executed and became effective March 2, 2006.

7.2% Senior Notes.   In 1997, SEACOR sold $150.0 million aggregate principal amount of its 7.2% Senior Notes due 2009 (the “7.2% Notes”). The offering was made to qualified institutional buyers and a limited number of institutional accredited investors and in offshore transactions exempt from registration under U.S. federal securities laws. The 7.2% Notes were issued under an indenture (the “1997 Indenture”) between SEACOR and First Trust National Association, as trustee. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of SEACOR, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined in the 1997 Indenture.

Other.   In December 2004, the Company took delivery of a new offshore marine vessel and, under the terms of a lease purchase arrangement, the builder provided the Company with short-term financing of the vessel’s purchase price, totaling $13.2 million. Monthly vessel rental fees were paid the builder until the lease purchase arrangement was concluded in June 2005, at which time, the Company acquired the vessel and repaid its remaining obligation due under the lease purchase arrangement.

In December 2005, the Company purchased all membership interests in a limited liability entity that owns an offshore marine vessel and which was obligated to a selling member for $10.9 million. The Company intends to settle this obligation in 2006 with Construction Reserve Funds.

At acquisition, Seabulk was obligated to repay promissory notes, totaling $42.8 million, which resulted from borrowings in connection with the purchase in March 2004 of two foreign-flagged, double-hulled product tankers. With the sale of these two tankers in the third quarter of 2005, the Company repaid this indebetedness.

At acquisition, Seabulk owed an unrelated financial services company $14.6 million for loans, the proceeds of which were used to construct two offshore marine vessels. Including accelerated principal payments, these loans were repaid during the six months ended December 31, 2005.

At acquisition, Seabulk was obligated to repay $1.6 million under a promissory note related to the purchase of equity interests in its double-hull product and chemical tankers. Including accelerated principal payments, this loan was repaid during the six months ended December 31, 2005.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

At acquisition, Seabulk was obligated to Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, in the principal amount of $15.6 million for funds borrowed to construct two offshore marine vessels. Principal and interest payments are due  at various dates monthly for sixteen years with final installments due in May 2021. The BNDES loan bears interest at the rate of 4.0% per annum and as of December 31, 2005 the outstanding balance due under the loan was $15.3 million.

At acquisition, Seabulk was obligated for the repayment of four promissory notes that aggregated $14.0 million relating to the purchase and construction of four offshore marine vessels. During the six months ended December 31, 2005, accelerated payments resulted in the retirement of two of these promissory notes. The aggregate outstanding balance owing on the two remaining notes was $6.2 million at December 31, 2005. The remaining promissory notes bear interest at rates of 5.7% and 8.1% and require monthly principal and interest payments through December 2018. Each remaining promissory note is collateralized by a mortgage on a vessel, the aggregate net book value of which was $14.0 million at December 31, 2005.

SEACOR Revolving Credit Facility.   SEACOR syndicated a $200.0 million, non-reducing, unsecured revolving credit facility maturing on February 5, 2007 (the “SEACOR Revolving Credit Facility”). Advances under the SEACOR Revolving Credit Facility are available for general corporate purposes. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon SEACOR’s credit rating as determined by Standard and Poor’s and Moody’s. Adjustments to the applicable margin are the only consequence of a change in SEACOR’s credit rating. SEACOR is not required to maintain a credit rating under the terms of the facility agreement, and if SEACOR does not maintain a credit rating, the applicable margin would be determined by financial ratios. The revolving credit facility contains various restrictive covenants covering interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default. The SEACOR Revolving Credit Facility contains no repayment triggers. During 2005 and 2004, SEACOR borrowed and repaid advances under the SEACOR Revolving Credit Facility totaling $65.0 million and $50.0 million, respectively. As of December 31, 2005 and 2004, the Company had outstanding letters of credit of $2.7 million and $3.8 million , respectively, advanced under the SEACOR Revolving Credit Facility. As of December 31, 2005, SEACOR had $197.3 million available for future borrowings under the SEACOR Revolving Credit Facility.

Seabulk Revolving Credit Facility.   In connection with its 9.5% Senior Notes offering, Seabulk amended and restated its $180.0 million credit facility. The amended credit facility is a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity (the “Seabulk Revolving Credit Facility”). The Seabulk Revolving Credit Facility is subject to semi-annual reductions commencing February 5, 2004. The principal reductions on the Seabulk Revolving Credit Facility are as follows: $4.0 million each February and August from 2004 through 2007, and $48.0 million in 2008. Interest on the Seabulk Revolving Credit Facility is payable monthly, with a variable interest rate. The rate is either LIBOR or a base rate plus a margin based upon certain financial ratios of Seabulk. It is secured by first liens on certain of the Seabulk’s vessels (excluding vessels financed with Title XI financing and certain of its other vessels) and stock of certain subsidiaries and is also guaranteed by certain subsidiaries. The Seabulk Revolving Credit Facility is subject to various Seabulk financial covenants, including minimum

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

ratios of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of Seabulk’s vessels. At acquisition, Seabulk had $33.0 million in borrowings outstanding under the Seabulk Revolving Credit Facility. This amount was repaid during the six months ended December 31, 2005. On December 27, 2005, the Company permanently reduced the amount available for future borrowings under the Seabulk Revolving Credit Facility to $25.0 million. As of December 31, 2005 Seabulk had outstanding letters of credit of $17.7 million advanced under the Seabulk Revolving Credit Facility and $7.3 million of credit remains available for future borrowings.

10. CAPITAL LEASE OBLIGATIONS

The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, including related obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2006	$5,005
2007	5,005
2008	6,291
2009	6,063
2010	3,367
Thereafter	11,146
Total minimum lease payments	36,877
Premium on capital leases	1,635
Less amounts representing interest	(8,314)
Present value of minimum lease payments (including current portion of $2,966)	$30,198

As of December 31, 2005 the Company had $44.6 million of equipment subject to capital lease obligations.

11. COMMON STOCK

SEACOR’s Board of Directors have previously approved a securities repurchase plan which allows the Company to acquire Common Stock, 7.2% Senior Notes, 5.875% Senior Notes, 2.875% Convertible Debentures and 9.5% Senior Notes (collectively the “SEACOR Securities”). In 2005, 2004, and 2003, a total of 304,676, 370,490 and 1,518,116 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $20.5 million, $14.9 million and $56.5 million.

On November 17, 2005 and February 22, 2006, SEACOR announced that its Board of Directors had increased its authorization for the repurchases SEACOR Securities. At March 8, 2006, the Company had $50 million available for such purchases. The repurchase of additional SEACOR Securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. BENEFIT PLANS (Continued)

SEACOR Savings Plan.   The Company provides a defined contribution plan to its employees (the “Savings Plan”). The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $1.6 million, $1.1 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Subsequent to the Seabulk Merger, the Company paid $0.1 million associated with Seabulk’s defined contribution plan prior to its termination.

SEACOR Deferred Compensation Plan.   In 2005 the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) to provide a select group of highly compensated employees, as well as non-employee directors, with the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and/or up to 100% of their vested restricted stock (deferred in form of Restricted Stock Units, as defined in the plan) for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have the amounts in such account indexed against one or more investment options, solely for purposes of determining amounts payable under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options).

Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control. All distributions to participants following a separation from service shall be in the form of a lump sum, except if such separation qualifies as “retirement” under the terms of the plan, in which case it may be paid in installments if previously elected by the participant. Distributions to “Key Employees” upon a separation from service (other than due to death) will not commence until at least 6 months after the separation from service. Participants are always 100% vested in the amounts that participants contribute to their Deferred Compensation Plan accounts. The Company, at its option, may contribute amounts to participants’ accounts, which may be subject to vesting requirements.

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company, and will rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. The total amount of the Company’s obligations under the Deferred Compensation Plan is not determinable because the amount will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ ability to amend or terminate the plan).

Multi-employer Pension Plan.   Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund based in the United Kingdom: the Merchant Navy Officers Pension Fund (“MNOPF”). The most recent actuarial review of the MNOPF determined there was a funding deficit of $412 million as of September 30, 2005. Under the direction of a court order, the deficit is to be remedied through future funding contributions from all participating employers.

The deficit allocable to the Company relates to officers formerly employed by the Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors between 1978 and 2002. In August 2005, the Company received an invoice from the MNOPF for $4.4 million representing the Company’s share of the deficit and recorded this amount as a payroll related operating expense in the accompanying Consolidated Statements of Income. Under the terms of the invoice, the Company has

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. BENEFIT PLANS (Continued)

elected to pay the amount due over a 10-year period with the first payment of $0.5 million made during the third quarter of 2005. The remaining obligation is included in Deferred Gain and Other Liabilities in the accompanying Consolidated Balance Sheet.

The amount of the Company’s share of the deficit will ultimately depend on future actuarial valuations which are due to occur every three years, the next of which is scheduled for March 2006. It is possible that the MNOPF will issue additional invoices to the Company depending on the results of future actuarial valuations.

13. SHARE BASED COMPENSATION

Employee Share Incentive Plans.   SEACOR’s stockholders approved the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan, and the 2003 Share Incentive Plan (collectively, the “Share Incentive Plans”) to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock awards, performance awards and stock units to key officers and employees of the Company. The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 2,500,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants have been limited to restricted stock awards and options to purchase shares of Common Stock. The Company granted 165,485, 132,175 and 183,955 shares in 2005, 2004 and 2003, respectively, pursuant to the Share Incentive Plans. At December 31, 2005, there were 697,236 shares available under the Share Incentive Plans for future grant.

Restricted stock awards vest in one to five years and options to purchase shares of Common Stock vest and become exercisable in three to five years. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. Restricted stock awards vest immediately and options to purchase shares of Common Stock vest and become immediately exercisable in the event of a participant’s death, retirement, termination by the Company without cause and changes in control of the Company, as defined in the Share Incentive Plans.

On March 2, 2006, the Compensation Committee of the Board of Directors granted to certain officers and key employees of the Company 99,420 restricted shares of Common Stock with an aggregate market value of $7.3 million on the grant date. Also on March 2, 2006, the Compensation Committee granted to certain officers and key employees of the Company, or conditionally agreed to grant in installments during 2006, options to purchase an aggregate of 156,000 shares of Common Stock. The exercise price of the options granted on March 2, 2006 was $73.20 per share of Common Stock. The options that the Compensation Committee of the Board of Directors agreed to conditionally grant in installments during 2006 will have an exercise price of the fair market value per share of Common Stock on the date of each installment.

Employee Stock Purchase Plan.   SEACOR’s stockholders approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) that permits the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. The Stock Purchase Plan is intended to comply with Section 423 of the Internal

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. A total of 300,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. During 2005 and 2004, a total of 19,718 and 19,195 shares, respectively, of Common Stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2005, there were 204,338 shares available for future issuance pursuant to the Stock Purchase Plan.

Non-employee Director Stock Incentive Plan.   SEACOR’s stockholders approved the 2003 Non-Employee Director Share Incentive Plan (“Non-Employee Share Incentive Plan”) under which each member of the Board of Directors who is not an employee of SEACOR will be granted automatically a stock option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR commencing with the 2003 Annual Meeting of Stockholders of SEACOR. The exercise price of the options granted under the Non-Employee Director Plan will be equal to 100% of the fair market value per share of Common Stock on the date the options are granted. Options granted under the Non-Employee Share Incentive Plan will be exercisable at any time following the earlier of the first anniversary of, or the first annual meeting of SEACOR’s stockholders after, the date of grant, for a period of up to ten years from date of grant. Subject to the accelerated vesting of options upon a non-employee Director’s death or disability or the change in control of SEACOR, if a non-employee Director’s service as a director of SEACOR is terminated, his or her options that are not then exercisable will terminate. A non-employee Director’s options that are vested but not exercised may, subject to certain exceptions, be exercised within three months after the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability.

Also on the date of each Annual Meeting of Stockholders of SEACOR, each Non-Employee Director in office immediately following such annual meeting shall be granted the right to receive 500 shares of Common Stock with such shares to be delivered to such Non-Employee Director in four equal installments as follows: 125 shares on the date of such annual meeting and 125 shares on the dates that are three, six, and nine months thereafter (each such installment of shares, until the delivery date thereof, being referred to as an “Unvested Stock Award”); provided, however, if a Non-Employee Director’s service as a director of SEACOR terminates for any reason, any and all Unvested Stock Awards shall terminate and become null and void.

A total of 150,000 shares of Common Stock have been reserved under the Non-Employee Share Incentive Plan. During 2005 and 2004, options were granted for the purchase of 27,000 and 27,000 shares of Common Stock, respectively, and 4,500 and 4,375 shares of Common Stock were issued, respectively, under the Non-Employee Share Incentive Plan. As of December 31, 2005, there were 63,125 shares available for future issuance pursuant to the Non-Employee Share Incentive Plan.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

Share Award Transactions.   The following transactions have occurred in connection with the employee stock incentive plans and the non-employee director stock incentive plans during the years ended December 31:

	2005		2004		2003
	Number of Shares	Wt’ed Avg. Exercise/ Grant Price	Number of Shares	Wt’ed Avg. Exercise/ Grant Price	Number of Shares	Wt’ed Avg. Exercise/ Grant Price
Stock Option Activities:
Outstanding, at beginning of year	772,815	$32.92	706,619	$31.25	657,894	$28.27
Granted	134,400	$63.81	121,025	$43.49	118,300	$38.13
Exercised	(378,258)	$16.66	(36,894)	$33.13	(66,075)	$14.16
Canceled	(3,750)	$38.50	(17,935)	$37.75	(3,500)	$26.80
Seabulk Merger(1)	394,446	$16.89	—	—	—	—
Outstanding, at end of year	919,653	$37.23	772,815	$32.92	706,619	$31.25
Options exercisable at year end	598,437	$31.32	581,033	$30.10	555,226	$28.42
Director stock awards granted	4,500	$65.28	4,375	$43.37	3,000	$38.62
Restricted stock cancelled	—		1,666	$42.90	1,857	$42.40
Restricted stock awards granted	58,085	$65.85	38,150	$43.20	89,655	$41.44
Shares available for future grant	760,361		953,596		1,097,542

(1)                 Replacement options issued in connection with the Seabulk Merger at a fair value of $48.87 per option. As of December 31, 2005, remaining contractual life was 4.4 years.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2005, 2004 and 2003 was $6.3 million, $1.2 million and $0.9 million. The tax benefit realized from the tax deductions from option exercise of share-based payment arrangements totaled $3.9 million, $0.1 million and $0.6 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

New shares are issued to satisfy stock option exercises or restricted stock awards pursuant to the Share Incentive Plans and Non-Employee Share Incentive Plan. Treasury shares are issued to satisfy stock acquired by employees through the Stock Purchase Plan.

On date of issue, the market value of restricted stock awards issued to certain officers and key employees of the Company is recorded in Stockholders’ Equity as “Unamortized restricted stock” and then amortized to expense over defined vesting periods using the straight-line method. At December 31, 2005, there was $3.7 million of total unrecognized cost related to the Company’s unvested share-based compensation arrangements granted under Share Inventive Plans and Non-Employee Share Incentive Plan. During 2005, 2004 and 2003, compensation cost recognized in connection with restricted stock awards totaled $2.5 million, $2.1 million and $2.9 million, respectively. At December 31, 2005, there were 106,045 shares of unvested restricted stock outstanding at a weighted average value of $54.94. Of these shares 43,690, 22,229, 22,014, 10,794 and 7,318 shares will vest in 2006, 2007, 2008, 2009 and 2010, respectively.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

The following table summarizes certain information about the options outstanding at December 31, 2005 grouped into five exercise price ranges:

	Exercise Price Range
	Under $15.00	$15.01 to $30.00	$30.01 to $45.00	$45.01to $60.00	over $60.00
Options outstanding at December 31, 2005	140,165	105,620	446,567	120,126	107,175
Weighted-average exercise price	$10.63	$25.74	$37.52	$51.51	$66.08
Weighted-average remaining contractual life (years)	3.23	4.02	6.34	7.09	9.54
Options exercisable at December 31, 2005	131,999	87,674	305,049	73,715	—
Weighted average exercise price of exercisable options	$10.53	$26.45	$37.25	$49.85	—

14. RELATED PARTY TRANSACTIONS

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner’s barges bear to the total number of days of all barges participating in a pool. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant’s two children own barges that participated in the barge pools managed by the Company prior to the Company’s acquisition of SCF and since then, they have continued to participate in the barge pool. In 2005, 2004 and 2003, Mr. Fabrikant and his affiliates earned $1.3 million, $0.6 million and $0.4 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2005, 2004 and 2003, the Company owed Mr. Fabrikant and his affiliates $0.5 million, $0.3 million and $0.2 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

During the second quarter of 2004 pursuant to a provision agreed in connection with the Company’s acquisition of Stirling Shipping Holdings Limited in May 2001, the Company entered into a revenue sharing pooling agreement with Harrisons (Offshore) Limited (“Harrisons”), a Scottish company in which Mr. James Cowderoy, a director of SEACOR, is a shareholder and managing director. Under the pooling agreement, the revenue from two supply vessels owned by the Company and two supply vessels owned by Harrisons operating in the North Sea was shared pursuant to an agreed allocation formula and SEACOR was paid a fee for commercially managing the pool. The Company earned $0.1 million of additional revenues under the pooling agreement in 2005. Harrisons earned $0.3 million of revenues under the pooling agreement in 2004. The Company also earned $11,000 and $39,000 of management fees in 2005 and 2004, respectively. There was no activity under the pooling agreement in 2003. The pooling agreement was terminated in February 2005.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES

The Company’s unfunded capital commitments as of December 31, 2005 for offshore marine vessels, helicopters, barges and other equipment approximates $534.6 million. The Company has the right to terminate $110.9 million of its commitments at any time with regard to undelivered helicopters without liability to seller other than a $1.7 million payment of liquidated damages in aggregate. Equipment is to be delivered over the next five years with anticipated expenditures in the years ended December 31 of the following (in thousands):

Minimum Payment
2006	$290,220
2007	157,402
2008	60,341
2009	26,642
Years subsequent to 2009	—

Subsequent to December 31, 2005, the Company committed to purchase additional vessels, helicopters, deck barges, and other equipment for $107.6 million.

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s financial position, results of its operations or cash flows.

On June 15, 2005 one of SEACOR’s subsidiaries received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that the other providers also have received such subpoena. SEACOR intends to provide all information requested in the response to this investigation.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Seabulk vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

As of December 31, 2005, the Company leases 43 offshore marine vessels, resulting primarily from sale-leaseback transactions, 14 helicopters, 182 barges, 2 harbor tugs, one U.S. flagged product tanker and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease and range in duration from 1 to 6 years. Certain of the gains realized from various sale-leaseback transactions, totaling $11.7 million, $1.3 million and $5.2 million in 2005, 2004 and 2003, respectively, have been deferred in the Consolidated Balance Sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company’s operating leases in 2005, 2004 and 2003 totaled $31.3 million, $24.2 million and $24.4 million respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year at December 31, 2005 (in thousands):

Minimum Payment
2006	$31,729
2007	29,278
2008	24,306
2009	17,159
2010	12,589
Years subsequent to 2010	5,861

16. MAJOR CUSTOMERS AND SEGMENT DATA

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

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

Offshore Marine Services.   Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work and provide standby safety support and oil spill response services. From time to time, Offshore Marine Services provides services supporting projects such as well stimulation, seismic data gathering and freight hauling. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations including shorebase, marine transport and other supply chain management services.

Marine Transportation Services   Marine Transportation Services was added in July 2005 as a result of the Seabulk Merger. Marine Transportation Services operates ten tankers that are used primarily to transport petroleum products, petrochemicals and chemicals in the U.S. domestic or “coastwise” trade.

Inland River Services.   Inland River Services is primarily engaged in the operation of a fleet of dry cargo barges principally on the Mississippi and Ohio Rivers and their tributaries, and the Gulf Intracoastal Waterways which parallel the U.S. Gulf of Mexico coast (“U.S. inland waterways”) transporting a range of dry-bulk commodities such as grain, coal, aggregate, ore, steel, scrap and fertilizers. Inland River Services also owns 10,000 and 30,000 barrel chemical and product tank barges that are operated by a third party in the transportation of liquid bulk cargoes, such as lube oils, solvents and glycols, on the U. S. inland waterways. Inland River Services also invested in fleeting operations in 2005.

Aviation Services.   Aviation Services commenced operations in December 2002 with the acquisition of Houston based helicopter owner/operator Tex-Air primarily servicing the offshore oil and gas exploration, development and production industry from its bases in Texas and Louisiana. On December 31, 2004, the Company acquired Era Aviation, Inc. which operated helicopters and a Fixed Base Operation providing fuel and services to third parties at Anchorage International Airport. The helicopters are operated from bases in Alabama, Louisiana, Texas and Alaska in markets primarily providing offshore oil and gas support, equipment leasing and flightseeing in Alaska during tourist season.

Environmental Services.   Environmental Services primarily provides contractual oil spill response and other professional emergency preparedness services to those who store, transport, produce or handle petroleum and certain non-petroleum oils as required by the OPA 90, various state and municipal regulations and international maritime conventions. These services include training, consulting and supervision for emergency preparedness, response and crisis management. The business is conducted through the Company’s wholly owned subsidiaries, National Response Corporation (“NRC”), The O’Brien’s Group, Inc., SEACOR Environmental Services International Ltd. (“SESI”) and NRC Environmental Services Inc. (“NRCES”).

Other Activities.   Other business activities of the Company include Harbor and Offshore Towing Services, investment in an operator of high frequency radio stations, joint ventures involved with the ownership and management of a 52,000 dwt handy-max bulk carrier, and design and manufacture of water treatment systems for sale or lease.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

Certain reclassifications of prior year information have been made to conform to the current year’s reportable segment presentation. Reportable segment profit (loss), assets and capital expenditures for the years ended December 31 are as follows (in thousands):

2005	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$479,736	$72,348	$123,231	$137,062	$136,577	$23,050	$972,004
Intersegment	322	—	—	493	—	242	1,057
	480,058	72,348	123,231	137,555	136,577	23,292	973,061
Operating Expense	(271,688)	(42,369)	(67,353)	(101,602)	(93,254)	(14,717)	(590,983)
Administrative and general	(39,841)	(1,579)	(2,413)	(12,589)	(17,203)	(3,107)	(76,732)
Depreciation and amortization	(69,432)	(23,304)	(12,018)	(16,417)	(3,203)	(2,529)	(126,903)
Gain (loss) on Asset Sales	20,366	—	11	7,915	(7)	—	28,285
Other income (expense), primarily foreign currency	24,121	—	25	189	76	104	24,515
Equity in earnings (losses) of 50% or less owned companies	5,899	—	—	—	921	(1,159)	5,661
Reportable Segment Profit (Loss)	$149,483	$5,096	$41,483	$15,051	$23,907	$1,884	236,904
Corporate							(29,298)
Other income (expense) not included above							(7,569)
Equity in earnings of 50% or less owned companies							(5,661)
Segment Eliminations							22
Income before Taxes, Minority Interest and Equity Earnings							$194,398
Assets:
Equity Investments	$18,076	$—	$—	$—	$933	$17,618	$36,627
Goodwill	12,089	5,216	1,493	352	14,529	6,672	40,351
Other Segment Assets	992,767	508,130	241,715	211,577	58,439	87,208	2,099,836
	$1,022,932	$513,346	$243,208	$211,929	$73,901	$111,498	2,176,814
Corporate							708,327
							$2,885,141
Capital Expenditures:
Segment	$143,868	$288	$45,894	$51,613	$4,950	$3,821	$250,434
Corporate							25
							$250,459

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

2004	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$286,219	$—	$66,568	$24,059	$115,014	$—	$491,860
Intersegment	502	—	—	3,121	—	—	3,623
	286,721	—	66,568	27,180	115,014	—	495,483
Operating Expense	(201,465)	—	(40,711)	(25,985)	(89,625)	—	(357,786)
Administrative and general	(32,610)	—	(1,858)	(1,713)	(10,560)	(2)	(46,743)
Depreciation and amortization	(43,340)	—	(7,214)	(4,233)	(2,779)	—	(57,566)
Gain (loss) on Asset Sales	10,076	—	111	407	(65)	—	10,529
Other income (expense), primarily foreign currency	1,639	—	—	30	(41)	—	1,628
Equity in earnings (losses) of 50% or less owned companies	4,838	—	—	—	523	(702)	4,659
Reportable Segment Profit (Loss)	$25,859	$ — —	$16,896	$(4,314)	$12,467	$(704)	50,204
Corporate							(15,330)
Other income (expense) not included above							(6,014)
Equity in earnings of 50% or less owned companies							(4,659)
Segment Eliminations							85
Income before Taxes, Minority Interest and Equity Earnings							$24,286
Assets:
Equity Investments	$23,753	$—	$—	$—	$777	$23,340	$47,870
Goodwill	12,646	—	1,493	352	14,264	—	28,755
Other Segment Assets	695,516	—	206,238	170,580	78,483	21,621	1,172,438
	$731,915	$—	$207,731	$170,932	$93,524	$44,961	1,249,063
Corporate							516,946
							$1,766,009
Capital Expenditures:
Segment	$72,555	$—	$94,616	$27,070	$4,914	$—	199,155
Corporate							897
							$200,052

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

2003	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$315,822	$—	$27,653	$18,553	$44,045	$136	$406,209
Intersegment	294	—	206	2,051	—	—	2,551
	316,116	—	27,859	20,604	44,045	136	408,760
Operating Expense	(228,231)	—	(17,017)	(19,710)	(24,405)	(235)	(289,598)
Administrative and general	(35,082)	—	(1,434)	(1,671)	(8,086)	(69)	(46,342)
Depreciation and amortization	(46,425)	—	(3,875)	(2,372)	(2,509)	—	(55,181)
Gain (loss) on Asset Sales	17,866	—	(311)	(100)	83	—	17,538
Other income (expense), primarily foreign currency	5,055	—	(886)	(87)	(7)	(1,190)	2,885
Equity in earnings (losses) of 50% or less owned companies	2,306	—	—	—	(56)	(832)	1,418
Reportable Segment Profit (Loss)	$31,605	$—	$4,336	$(3,336)	$9,065	$(2,190)	$39,480
Corporate							(11,926)
Other income (expense) not included above							(4,687)
Equity in earnings of 50% or less owned companies							(1,418)
Segment Eliminations							—
Income before Taxes, Minority Interest and Equity Earnings							$21,449
Assets:
Equity Investments	$33,891	$—	$—	$—	$(10)	$25,967	$59,848
Goodwill	12,646	—	1,493	305	14,264	—	28,708
Other Segment Assets	683,193	—	102,795	44,953	26,898	68	857,907
	$729,730	$—	$104,288	$45,258	$41,152	$26,035	946,463
Corporate							456,148
							$1,402,611
Capital Expenditures:
Segment	$93,673	$—	$34,727	$30,799	$2,086	$—	161,285
Corporate							557
							$161,842

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

In 2005, 2004 and 2003, the Company did not earn revenues from a single customer that was greater than or equal to 10% of total revenues. For the years ended December 31, 2005, 2004 and 2003, approximately 28%, 34% and 46%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s revenues are primarily derived from its Offshore Marine Services fleet. These vessels are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these vessels may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not material as that term is defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers.

	For the year ended December 31,
(in thousands)	2005	2004	2003
Revenues:
North America, primarily United States	$703,921	$323,173	$233,203
West Africa	99,880	46,534	54,561
Latin America and Mexico	33,963	25,206	21,059
Asia	32,428	13,504	17,146
Middle East	17,163	4,354	5,393
Europe, primarily North Sea	74,424	79,089	74,847
Other	10,225	—	—
	$972,004	$491,860	$406,209

The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of the end of each applicable period presented.

	As of December 31,
(in thousands)	2005	2004	2003
Property and Equipment:
North America, primarily United States	$1,280,154	$584,334	$386,635
West Africa	167,049	67,070	81,114
Latin America and Mexico	114,956	116,964	94,167
Asia	61,879	42,944	39,531
Middle East	39,612	—	53
Europe, primarily North Sea	20,748	114,275	136,715
Other	74,995	—	—
	$1,759,393	$925,587	$738,215

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2005	2004	2003
Income taxes paid	9,202	$3,623	$5,341
Income taxes refunded	9,338	8,109	10,000
Interest paid	43,438	22,135	22,421
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of vessel	1,200	—	—
Obligation due builder of offshore marine vessel	—	13,218	—
Cancellation of sales-type lease	—	—	1,710
Exchange of assets with affiliate	—	—	170
Conversion of 5 3/8% Notes—Common Stock	—	—	2
Acquisition of Seabulk—Common Stock	431,502	—	—
Acquisition of Tex-Air—Common Stock	—	268	—

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim periods are presented below (in thousands except share data). Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2005(1)(2)(3):
Operating revenues	$334,119	$294,869	$177,831	$165,185
Operating income	90,021	36,465	24,643	26,323
Net income	106,497	20,497	25,124	18,591
Basic earnings per common share	$4.28	$0.83	$1.37	$1.02
Diluted earnings per common share	$3.76	$0.76	$1.20	$0.90
2004:
Operating Revenues	$181,997	$116,486	$97,403	$95,974
Operating income (loss)	23,398	7,981	1,748	(4,455)
Net income (loss)	19,316	3,364	173	(2,964)
Basic earnings (loss) per common share	$1.06	$0.18	$0.01	$(0.16)
Diluted earnings (loss) per common share	$1.03	$0.18	$0.01	$(0.16)

(1)                 On July 1, 2005, SEACOR completed the Seabulk Merger (see Note 5).

(2)                 Includes a fourth quarter 2005 income tax benefit of $46.2 million on repatriation of foreign earnings under the American Jobs Creation Act of 2004 (see Note 8).

(3)                 Includes a fourth quarter 2005 foreign currency gain of $16.4 million relating to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (see Note 1).

SEACOR HOLDINGS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

Description	Balance Beginning of Year	Allowances Assumed in Acquisitions	Charges to Cost and Expenses	Deductions(a)	Balance End of Year
Year Ended December 31, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$3,357	$7,169	$3,943	$773	$13,696
Year Ended December 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$2,800	—	$1,519	$962	$3,357
Year Ended December 31, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$1,421	$718	$829	$168	$2,800

(a)                  Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1*

Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*

Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*

Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*

Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

4.1*

Indenture, dated as of November 1, 1996, between First Trust National Association, as trustee, and SEACOR Holdings Inc. (including therein forms of 5–3/8% Convertible Subordinated Notes due November 15, 2006 of SEACOR Holdings Inc). (incorporated herein by reference to Exhibit 4.0 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and filed with the Commission on November 14, 1996).

4.2*

Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.3*

Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.4*

Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.5*

Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.6*

Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.7*

Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.8*

Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*

Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.10*

Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.11*

Restated Stockholders’ Agreement dated December 16, 1992 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of SEACOR Holdings Inc. for the fiscal year ended December 31, 1992 filed with the Commission on March 19, 1993).

4.12*

Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.13*

Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.14*

Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.15*

SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

4.16*

Instrument, dated May 4, 2001, setting forth terms of (pound) 14,668,942 in aggregate principal amount of Fixed Rate Abatable Loan Notes (including Form of Loan Note Certificate as a Schedule thereto) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

4.17*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.18*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.19*

Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.20*

Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.21*

Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.22*

Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.23*

Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.24*

Common Stock Registration Rights Agreement, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers (incorporated herein by reference to Exhibit 10.2 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on December 27, 1999).

4.25*

Stockholders’ Agreement, dated as of September 13, 2002, among Seabulk International, Inc., Nautilus Acquisition, L.P., C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment, L.P., C/R Marine Coinvestment II, L.P. and Gerhard Kurz (incorporated herein by reference to Exhibit 99.3 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on September 16, 2002).

4.26*

Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.27*

Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.28*

Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.29*

Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

10.1*

Lease Agreement, dated September 1, 1989, between The Morgan City Fund and NICOR Marine Inc. (SEACOR Marine Inc., as successor lessee) (incorporated herein by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.2*+

SEACOR Holdings Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.3*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).
10.4*+

SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.7*

Management and Services Agreement, dated January 1, 1985, between NICOR Marine (Nigeria) Inc. and West Africa Offshore Limited (assumed by SEACOR Holdings Inc). (incorporated herein by reference to Exhibit 10.55 of the Company’s Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).

10.8*

Joint Venture Agreement, dated December 19, 1996, between SEACOR Holdings Inc. and Smit-Lloyd (Antillen) N.V. (incorporated herein by reference to Exhibit 10.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.9*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.10*

License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.11*

Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.12*+

Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.13*+

Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.14*+

Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.15*

Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.16*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.17*

Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.18*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.19*

Agreement and Plan of Merger, dated as of December 19, 2000, by and between SEACOR SMIT Inc. and SCF Corporation (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.20*

Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.21*

Stock Purchase Agreement, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.22*

Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.23*

Revolving Credit Facility Agreement, dated as of February 5, 2002 by and among SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, Den norske Bank ASA, Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Commission on April 1, 2002).

10.24*

Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.25*+

SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.26*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).
10.27*+

Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.28*+

Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.29*+

Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.30*

Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.31*

Amendment to Revolving Credit Facility Agreement dated March 15, 2004, between SEACOR SMIT Inc., the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated herein by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.32*

Amendment No. 2 to Revolving Credit Facility Agreement, dated as of May 17, 2004, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents (incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.33*

Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.34*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.35*+

SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.36*+

Seabulk International, Inc., Amended and Restated Equity Ownership Plan and Amendment No. 1 adopted April 18, 2005 (each incorporated herein reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

10.37*+

Seabulk International Inc., Stock Option Plan for Directors and Amendment No. 1 adopted April 18, 2005 (each incorporated herein reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

10.38*

Loan Agreement, dated as of March 18, 2004, among Seabulk Global Transport, Inc. and Seabulk Overseas Transport, Inc., as Joint and Several Borrowers, the Guarantors named therein, the Banks and Financial Institutions listed therein, Nordea Bank Finland PLC, New York Branch, as Arranger and Agent, Nordea Bank Finland PLC, New York Branch, as Security Trustee, and Nordea Bank Finland PLC, New York Branch, as Swap Provider (incorporated herein by reference to Exhibit 10.12 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

10.39*

Amended and Restated Credit Agreement, dated as of August 5, 2003, among Seabulk International, Inc., each Subsidiary Guarantor, Fortis Capital Corp., NIB Capital Bank N.V. and each other financial institution which may become a party to the Agreement as a Lender, Fortis Capital Corp., as administrative agent on behalf of the Lenders, and as book runner and as an arranger, and NIB Capital Bank N.V., as an arranger (incorporated herein by reference to Exhibit 10.10 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

10.40*

Amendment Number 1, dated as of March, 2004, to the Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.13 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended March 31, 2004 and filed with the Commission on May 14, 2004).

10.41*

Subsidiary Guarantee Agreement dated as of March 16, 2004, among Seabulk International, Inc., the Subsidiary Guarantors named therein, Fortis Capital Corp, as Agents for the Counterparties to the Swap Agreements, Fortis Capital Corp., as Counterparty, NIB Capital Bank N.V., as Counterparty, and HBOS Treasury Services PLC, as Counterparty (incorporated herein by reference to Exhibit 10.21 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended June 30, 2004 and filed with the Commission on August 13, 2004).

10.42*

Supplemental Credit Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.22 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended June 30, 2004 and filed with the Commission on August 13, 2004).

10.43*

First Supplemental Subsidiary Guarantee Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.23 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended June 30, 2004 and filed with the Commission on August 13, 2004).

10.44*

Second Supplemental Credit Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.34 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended September 30, 2004 and filed with the Commission on November 15, 2004).

10.45*

Second Supplemental Subsidiary Guarantee Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.35 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) for the fiscal quarter ended September 30, 2004 and filed with the Commission on November 15, 2004).

10.46*

Third Supplemental Credit Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.44 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.47*

Third Supplemental Subsidiary Guarantee Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent (incorporated herein by reference to Exhibit 10.45 of Seabulk International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.48*

Fourth Supplemental Credit Agreement dated June 10, 2005 among Seabulk International, Inc. and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.46 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.49*

Fourth Supplemental Subsidiary Guarantee Agreement dated June 10, 2005 among Seabulk International, Inc. and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.47 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.50*

Fifth Supplemental Credit Agreement dated June 23, 2005 among Seabulk International, Inc., Seabulk Towing, Inc. and each of the four additional Subsidiary Guarantors and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.48 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.51*

Fifth Supplemental Subsidiary Guarantee Agreement dated June 23, 2005 among Seabulk International, Inc., Seabulk Towing, Inc. and each of the four additional Subsidiary Guarantors and Fortis Capital Corp. (incorporated herein by reference to Exhibit 10.49 of Seabulk International, Inc.’s Quarterly Report on Form 10-Q (No. 000-28732) filed with the Commission on August 9, 2005).

10.52*

Stock Purchase Agreement by and among Seabulk International, Inc. and the Investors listed on Schedule 1 thereto, dated as of June 13, 2002 (incorporated herein by reference to Exhibit 99.1 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on June 19, 2002).

10.53*

Agreement for the Purchase and Sale of Selected Assets between Seabulk Transport, Inc. and Stolt-Nielsen Transportation Group, Inc. dated December 15, 2004 (incorporated herein by reference to Exhibit 10.40 of Seabulk International, Inc.’s Current Report on Form 8-K (No. 000-28732) filed with the Commission on December 16, 2004).

10.54+	Compensation Arrangements for the Executive Officers.
10.55+	Compensation of Non-Employee Directors.
10.56

Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland as agents.

21.1	List of Registrant’s Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                     Incorporated herein by reference as indicated.

+                  Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.