Form 10-Q
period 2006-03-31
SEACOR HOLDINGS INC /NEW/
filed 2006-05-10
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

954-524-4200

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒      Accelerated Filer ☐      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of May 3, 2006 was 25,118,605. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$530,961	$484,422
Restricted cash	41,203	41,187
Available-for-sale securities	16,051	12,595
Receivables:
Trade, net of allowance for doubtful accounts of $12,557 and $13,696, at March 31, 2006 and December 31, 2005, respectively	249,482	242,159
Other	21,312	18,672
Deferred income taxes	5,196	5,196
Held for sale assets	510	6,810
Inventories	23,496	21,996
Prepaid expenses and other	12,277	6,054
Total current assets	900,488	839,091
Investments, at Equity, and Receivables from 50% or Less Owned Companies	38,717	36,954
Property and Equipment	2,107,308	2,108,724
Less accumulated depreciation	(373,551)	(349,331)
Net property and equipment	1,733,757	1,759,393
Construction Reserve Funds & Title XI Reserve Funds	176,434	146,317
Goodwill	46,861	40,351
Intangible Assets	30,575	40,182
Other Assets	34,795	22,853
	$2,961,627	$2,885,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,394	$7,539
Current portion of capital lease obligations	3,026	2,966
Accounts payable and accrued expenses	97,120	72,719
Other current liabilities	172,739	164,682
Total current liabilities	280,279	247,906
Long-Term Debt	937,737	950,403
Capital Lease Obligations	26,359	27,232
Deferred Income Taxes	252,428	242,316
Deferred Gains and Other Liabilities	40,365	49,543
Minority Interest in Subsidiaries	6,269	6,436
. Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 31,588,267 and 31,341,739 shares issued at March 31, 2006 and December 31, 2005, respectively	316	313
Additional paid-in capital	861,926	861,722
Retained earnings	772,090	721,982
Less 6,512,250 and 6,522,890 shares held in treasury at March 31, 2006 and December 31, 2005, respectively, at cost	(217,203)	(220,814)
Unamortized restricted stock	—	(3,708)
Accumulated other comprehensive income:
Cumulative translation adjustments	(282)	(353)
Unrealized gain on available-for-sale securities	1,343	2,163
Total stockholders’ equity	1,418,190	1,361,305
	$2,961,627	$2,885,141

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Revenues	$305,915	$165,185
Costs and Expenses:
Operating expenses	169,644	115,601
Administrative and general	31,493	18,495
Depreciation and amortization	43,260	18,282
	244,397	152,378
Gains on Asset Sales	20,877	13,516
Operating Income	82,395	26,323
Other Income (Expense):
Interest income	7,136	3,679
Interest expense	(14,068)	(7,591)
Derivative loss, net	(2,812)	(1,590)
Foreign currency transaction gains (losses), net	159	(549)
Marketable securities sale gains (losses), net	(3,585)	6,234
Other, net	28	200
	(13,142)	383
Income from Continuing Operations Before Income Tax Expense, Minority Interest in (Income) Loss of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	69,253	26,706
Income Tax Expense	25,431	9,740
Income from Continuing Operations Before Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	43,822	16,966
Minority Interest in (Income) Loss of Subsidiaries	(83)	34
Equity in Earnings of 50% or Less Owned Companies	6,369	1,617
Income from Continuing Operations	50,108	18,617
Loss from Discontinued Operations	—	(26)
Net Income	$50,108	$18,591
Basic Earnings Per Common Share:
Income from Continuing Operations	$2.02	$1.02
Loss from Discontinued Operations	—	—
Net Income	$2.02	$1.02
Diluted Earnings Per Common Share:
Income from Continuing Operations	$1.80	$0.90
Loss from Discontinued Operations	—	—
Net Income	$1.80	$0.90
Weighted Average Common Shares Outstanding:
Basic	24,766,802	18,248,707
Diluted	28,495,296	21,908,283

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Net Cash Provided by Operating Activities	$68,295	$43,966
Cash Flows from Investing Activities:
Purchases of property and equipment	(57,584)	(34,307)
Proceeds from sale of equipment and property and held for sale assets	55,162	104,569
Purchase of available-for-sale securities	(9,919)	(21,342)
Proceeds from sale of available-for-sale securities	21,266	93,880
Investments in and advances to 50% or less owned companies	(2,550)	(140)
Principal payments on notes due from 50% or less owned companies	—	80
Proceeds on sale of investments in 50% or less owned companies	15,600	—
Net increase in restricted cash	(16)	—
Net increase in construction reserve funds	(30,117)	(888)
Cash settlements on derivative transactions	441	128
Net investment in sales type leases	(2,906)	—
Net cash (used in) provided by investing activities	(10,623)	141,980

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(13,098)	(255)
Proceeds from share award plans	640	2,474
Common stock acquired for treasury	—	(5,561)
Dividends paid to minority interest holders	(250)	(28)
Stock options exercised	1,875	—
Net cash used in financing activities	(10,833)	(3,370)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(300)	(1,564)

Net Increase in Cash and Cash Equivalents	46,539	181,012
Cash and Cash Equivalents, Beginning of Period	484,422	214,389
Cash and Cash Equivalents, End of Period	$530,961	$395,401

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The condensed consolidated financial information for the three months ended March 31, 2006 and 2005 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries, which effective July 1, 2005 include Seabulk International, Inc. (“Seabulk” — see Note 2). In the opinion of management, all adjustments (consisting of normal recurring adjustments and those described in Note 2) have been made to present fairly the Company’s financial position as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. Results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries and any references in this Quarterly Report on Form 10-Q to “SEACOR” refer to SEACOR Holdings Inc.

Certain reclassifications of prior period information have been made to conform to the presentation of the current period.

2.   Seabulk Merger and Disposition of Held for Sale Seabulk Assets

On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). The Seabulk Merger was accounted for as a purchase, with SEACOR as the acquiror in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, SEACOR has performed a preliminary fair value analysis and the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their estimated fair values as of July 1, 2005, with the excess of purchase price over fair value recorded as goodwill in the amount of $18.6 million. Further changes to the preliminary fair value analysis may be made as valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired equipment, identifiable intangible assets and income tax obligations.

Changes to the allocation of purchase price during the three months ended March 31, 2006 are summarized in the following table (in thousands):

Trade receivables	$(112)
Held for sale assets	391
Net property and equipment	(7,818)
Goodwill	6,510
Intangible Assets	(9,021)
Other Assets	9,671
Other current liabilities	379
Purchase Price	$—

As part of the fair value analysis, the Company designated certain Seabulk vessels as held for sale which aggregated $124.2 million, net of drydock commitments, including two foreign-flag double-hulled product tankers, one tug and twelve offshore supply vessels. During the six months ended December 31, 2005, Seabulk sold the two foreign-flag double-hull product tankers, one tug and six offshore supply vessels for aggregate consideration of $117.7 million. During the three months ended March 31, 2006, Seabulk sold four offshore supply vessels for aggregate consideration of $6.0 million. No gain or loss on the sale of the vessels was recorded as the fair value of the vessels was equal to the net sales price. As of March 31, 2006, two offshore supply vessels with combined value of $0.5 million were classified as held for sale.

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

	For the Three Months Ended March 31,
(in thousands, except per share data)	2006	2005 Pro forma
Revenue	$305,915	$260,766
Operating Income	82,395	33,657
Net Income	50,108	14,275
Basic Earnings Per Common Share	$2.02	$0.58
Diluted Earnings Per Common Share	1.80	0.50

3.   Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures aggregated $57.6 million in the three months ended March 31, 2006. Equipment deliveries during the period included one new towing supply vessel, nine new dry cargo covered hopper barges and two new helicopters. In addition to the disposition of the four Seabulk vessels designated as held for sale, the Company sold twelve offshore support vessels, two helicopters and other equipment for aggregate consideration of $49.2 million and recognized a gain of $20.9 million in the three months ended March 31, 2006.

Equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method. For offshore support vessels and related equipment estimated useful lives are generally 20 years from date of build, for marine transportation tankers 25 years from date of build or the required retirement date as determined by the Oil Pollution Act of 1990, for inland river dry cargo and chemical tank barges 20 years from date of build, for helicopters and related equipment 12 years from date of build, for harbor and offshore tugs 40 years from date of build, and for all other equipment 2 to 20 years.

4.   Disposition of Joint Venture Interest

In 1994, the Company and Grupo TMM, S.A., a Mexican corporation (“TMM”) organized a joint venture, Maritima Mexicana, S.A. de C.V. (“Marmex”) to serve the Mexican offshore market. Effective March 3, 2006 the Company sold its 40% interest in Marmex to TMM for $20.0 million, recognized a gain of $4.5 million, net of tax and was released from its guarantees in the amount of $8.0 million with respect to vessels bareboat chartered to the joint venture. In addition, TMM purchased five offshore vessels from the Company for aggregate consideration of approximately $37.3 million (see Note 3).

5.   Construction Reserve Funds

Construction reserve fund accounts were established by the Company pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. As of March 31, 2006, construction reserve funds of $156.4 million are classified as non-current assets as the Company has the intent and ability to maintain the funds more than one year and/or use the funds to acquire property and equipment.

During the three months ended March 31, 2006, the Company withdrew $10.2 million from its joint depository construction reserve fund accounts with the consent of the Maritime Administration (“MARAD”). The withdrawals reimbursed the Company for a prior purchase of an offshore supply vessel. During the three months ended March 31, 2006, these withdrawals were offset by the Company’s deposit into its joint depository construction reserve fund accounts of additional offshore support vessel sale proceeds and interest earned on invested fund balances totaling $43.8 million.

6.   Commitments and Contingencies

The Company’s unfunded capital commitments as of March 31, 2006 for new helicopters, new dry cargo covered hopper barges, new offshore support vessels and other equipment totaled $669.0 million, of which $498.0 million is payable in 2006 and 2007 with the remaining balance payable through 2009. Of these commitments, approximately $141.0 million may be terminated without liability other than the payment of liquidated damages of $2.5 million in the aggregate. Subsequent to March 31, 2006, the Company committed to purchase additional equipment including a barge, a supply vessel and a helicopter in the aggregate amount of $6.7 million.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through 2009. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of March 31, 2006, the total amount guaranteed by the Company was $4.4 million.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of the Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

7.   Long-Term Debt

As of March 31, 2006, the Company had no outstanding borrowings under the SEACOR revolving credit facility which terminates in February 2007. Remaining availability under the SEACOR revolving credit facility was $180.3 million, net of issued letters of credit of $19.7 million. During the three months ended March 31, 2006, the Company terminated the Seabulk credit facility.

8.   Stock and Debt Repurchases

During the three months ended March 31, 2006, the Company did not acquire any shares of SEACOR common stock, par value $0.01 per share, (“Common Stock”) for treasury. As of March 31, 2006, repurchase authority of $50.0 million granted by the Company’s Board of Directors remains available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes Due 2009, its 5-7/8% Senior Notes due 2012, its 2.875% Convertible Debentures Due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

9.   Earnings Per Common Share

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus all potentially dilutive common shares that would have been outstanding in the relevant periods assuming the vesting of restricted stock grants and the issuance of common shares for stock options and convertible subordinated notes through the application of the treasury stock and if-converted methods. Diluted earnings per common share for the three months ended March 31, 2006 included all outstanding options and share awards. Diluted earnings per common share for the three months ended March 31, 2005 excluded 83,560 options and share awards as the effect of their inclusion in the computation would have been antidilutive.

	Net Income	Average O/S Shares	Per Share
Three months ended March 31, 2006
Basic Earnings Per Common Share	$50,108,000	24,766,802	$2.02
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	310,869
Convertible Securities	1,212,000	3,417,625
Diluted Earnings Per Common Share	$51,320,000	28,495,296	$1.80
Three months ended March 31, 2005
Basic Earnings Per Common Share	$18,591,000	18,248,707	$1.02
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	241,951
Convertible Securities	1,210,000	3,417,625
Diluted Earnings Per Common Share	$19,801,000	21,908,283	$0.90

10.   Comprehensive Income

For the three months ended March 31, 2006 and 2005, total comprehensive income was $49.4 million and $17.6 million, respectively. Other comprehensive income (loss) consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

11.   Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Share-Based Payments (“SFAS No. 123”). SFAS No. 123 supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) eliminates the alternative of using the intrinsic method of accounting provided for in APB No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. However, APB 25 required recognition of compensation expense for other share-based awards such as restricted stock grants.

The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has continued using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grants. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company has previously estimated forfeitures in our expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS No. 123(R).

The Company’s share-based compensation plans as described in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not been modified during the three months ended March 31, 2006. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method which requires the Company to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company will present the excess tax benefits from the exercise of stock options as a financing cash flow in our statements of cash flows in the period realized. The effect of adopting SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations for the three months ended March 31, 2006.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation for the three months ended March 31, 2005 are presented below (amounts in thousands, except per share data):

Net Income, As Reported	$18,591
Add: Stock Based Compensation Using Intrinsic Value Method	419
Less: Stock Based Compensation Using Fair Value Method	(565)
Net Income, Pro Forma	$18,445
Basic Earnings Per Common Share:
As Reported	$1.02
Pro Forma	1.01
Diluted Earnings Per Common Share:
As Reported	$0.90
Pro Forma	0.90

The following transactions have occurred in connection with the Company’s share-based compensation plans during the three months ended March 31, 2006:

	Number of Shares	Wt’ed Avg Exercise/ Grant Price
Stock Option Activities:
Outstanding at December 31, 2005	919,653	$37.23
Granted	39,000	$73.20
Exercised	(100,460)	$18.66
Outstanding at March 31, 2006	858,193	$41.03
Options exercisable at March 31, 2006	586,395	$34.92
Director stock awards granted	1,125	$76.72
Restricted stock awards granted (including 275 restricted stock units)	99,420	$73.20
ESPP shares issued	10,640	$60.18
Shares available for future grant	814,514

During the three months ended March 31, 2006, the Company also issued 45,798 shares of Common Stock in exchange for restricted stock units previously issued by Seabulk and assumed as part of the Seabulk Merger.

During the three months ended March 31, 2006, the Company recognized $1.2 million of compensation expense related to stock options, employee stock purchase plan purchases, restricted stock grants (including restricted stock units) and director stock grants. The weighted average value of grants under the Company’s share-based compensation plans were $59.44 and $50.07 for the three months ended March 31, 2006 and 2005, respectively. The fair value of each option granted during the three months ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 26.0% and 27.6%, respectively, (c) weighted average discount rates of 4.72% and 4.17%, respectively, and (d) expected lives of five years.

                The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $5.5 million. As of March 31, 2006, the aggregate intrinsic value of all options outstanding, all exercisable options and all restricted stock awards outstanding was $32.8 million, $26.0 million and $12.8. million, respectively. As of March 31, 2006, the Company had approximately $14.7 million in total unrecognized compensation costs related to its share-based compensation plans. The cost is expected to be recognized over a weighted average period of approximately 2 years.

The following table summarizes certain information about the options outstanding at March 31, 2006 grouped into five exercise price ranges:

	Exercise Price Range
	Under $15.00	$15.01 to $30.00	$30.01 to $45.00	$45.01to $60.00	over $60.00
Options outstanding at March 31, 2006	72,598	100,767	421,527	117,126	146,175
Weighted-average exercise price	$11.39	$26.02	$37.44	$51.65	$67.98
Weighted-average remaining contractual life (years)	3.19	3.76	6.18	6.89	9.46
Options exercisable at March 31, 2006	72,598	93,140	323,599	81,023	16,035
Weighted average exercise price of exercisable options	$11.39	$26.33	$37.15	$50.52	$67.48

12.   Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10 - K for the fiscal year ended December 31, 2005. Certain reclassifications of prior period information have been made to conform to the current period’s reportable segment presentation.

(in thousands)	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other	Total
For the Three Months Ended March 31, 2006
External customers	$159,845	$37,724	$34,488	$33,454	$27,923	$12,481	$305,915
Intersegment	7	—	—	—	—	403	410
Operating revenues	159,852	37,724	34,488	33,454	27,923	12,884	306,325
Operating expenses	(79,506)	(21,471)	(15,395)	(26,345)	(20,508)	(6,841)	(170,066)
Administrative and general	(11,688)	(964)	(816)	(3,494)	(4,405)	(1,604)	(22,971)
Depreciation and amortization	(23,127)	(10,185)	(3,474)	(4,254)	(733)	(1,259)	(43,032)
Gains on asset sales	20,552	—	—	325	—		20,877
Other income (expense), primarily foreign currency	37	(1)	—	—	(4)	—	32
Equity in earnings of 50% or less owned companies	6,015	—	—	3	104	247	6,369
Reportable Segment Profit (Loss)	$72,135	$5,103	$14,803	$(311)	$2,377	$3,427	97,534
Corporate expenses							(8.744)
Other income (expense) not included above							(13,174)
Equity in earnings of 50% or less owned companies							(6,369)
Segment Eliminations							6
Income before Taxes, Minority Interest and Equity Earnings							$69,253
For the Three Months Ended March 31, 2005
External customers	$80,324	$—	$25,530	$23,438	$35,893	$—	$165,185
Intersegment	26	—	—	363	—	—	389
Operating revenues	80,350	—	25,530	23,801	35,893	—	165,574
Operating expenses	(52,850)	—	(14,772)	(21,713)	(26,655)	—	(115,990)
Administrative and general	(7,501)	—	(508)	(2,581)	(3,811)	—	(14,401)
Depreciation and amortization	(10,670)	—	(2,597)	(4,066)	(860)	—	(18,193)
Gains (losses) on asset sales	12,923	—	11	585	(3)	—	13,516
Other income (expense), primarily foreign currency	(540)	—	(65)	72	7	50	(476)
Equity in earnings of 50% or less owned companies	1,096	—	—	—	291	230	1,617
Reportable Segment Profit (Loss)	$22,808	$—	$7,599	$(3,902)	$4,862	$280	31,647
Corporate expenses							(4,188)
Other income (expense) not included above							859
Equity in earnings of 50% or less owned companies							(1,617)
Segment Eliminations							5
Income before Taxes, Minority Interest and Equity Earnings							$26,706

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, international operations, changes in foreign political, military and economic conditions, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, industry fleet capacity, consolidation of our customer base, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, safety record requirements related to Offshore Marine Services and Aviation Services, changes in foreign and domestic oil and gas exploration and production activity, vessel and helicopter-related risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality on Aviation Services, decreased demand for our tanker and towing services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, future phase-out of our single-hull tankers, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, changes in NRC’s OSRO classification, liability in connection with providing spill response services, effects of adverse weather and river conditions and seasonality on inland river operations, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in inland river operations, adequacy of insurance coverage, compliance with government regulation, including environmental laws and regulations, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company, our integration of the internal controls and procedures of Seabulk International, Inc. to continue our compliance with the Sarbanes-Oxley Act of 2002 and various other matters, many of which are beyond the Company’s control and other factors. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those mentioned under “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of our Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which we incorporate by reference.

Consolidated Results of Operations

The table below provides an analysis of the Company’s consolidated statements of operations for the three months ended March 31, 2006 (“Current Year Quarter”) as compared to the three months ended March 31, 2005 (“Prior Year Quarter”). Additional discussions of results of operations by business segment are presented below.

	For the Three Months Ended March 31,
	2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Percent Change 06/05
Operating Revenues:
Offshore Marine Services	$159,852	53%	$80,350	49%	99%
Marine Transportation Services	37,724	12%	—	—%	N/A
Inland River Services	34,488	11%	25,530	15%	35%
Aviation Services	33,454	11%	23,801	14%	41%
Environmental Services	27,923	9%	35,893	22%	(22)%
Other and Eliminations	12,474	4%	(389)	0%	3,307%
	$305,915	100%	$165,185	100%	85%
Operating Income	$82,395	27%	$26,323	16%	213%
Other Income (Expense)	(13,142)	(5)%	383	0%	(3,531)%
Income before income taxes, minority interest & equity earnings	69,253	22%	26,706	16%	159%
Income tax expense	25,431	8%	9,740	6%	161%
Income before minority interest & equity earnings	43,822	14%	16,966	10%	158%
Minority interest	(83)	0%	34	0%	(344)%
Equity earnings	6,369	2%	1,617	1%	294%
Income from continuing operations	50,108	16%	18,617	11%	169%
Loss from discontinued operations	—	0%	(26)	0%	100%
Net income	$50,108	16%	$18,591	11%	170%

Offshore Marine Services

	For the Three Months Ended March 31,
	2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Percent Change 06/05
Operating Revenues:
United States	$86,679	54%	$40,640	51%	113%
United Kingdom	13,984	9%	18,033	22%	(23)%
Africa, primarily West Africa	36,814	23%	12,552	16%	194%
Latin America/Mexico	6,088	4%	5,360	7%	14%
Asia	9,538	6%	3,279	4%	191%
Middle East	6,749	4%	—	—%	N/A
Other	—	—%	486	0%	(100)%
Total Foreign	73,173	46%	39,710	49%	84%
	$159,852	100%	$80,350	100%	99%
Operating Income	$66,083	41%	$22,252	28%	197%

Operating Revenues — Current Year Quarter compared to Prior Year Quarter. Operating revenues in the U.S. Gulf of Mexico region increased $46.0 million in the Current Year Quarter as compared to the Prior Year Quarter. Demand for offshore support vessels was stronger in the Current Year Quarter, partly in response to higher levels of exploration and production activity but also due to the continuing requirements for offshore support vessels to support the re-construction of offshore installations damaged during the hurricanes of 2005. These factors contributed to higher rates per day worked and higher utilization for SEACOR’s pre-existing fleet across all vessel classes compared to the Prior Year Quarter and an increase in Operating Revenues of approximately $17.6 million.

 The Company continually assesses its asset portfolio and regularly buys, sells, charters and repositions vessels in an effort to align Offshore Marine Services’ fleet mix with the anticipated needs of its customers. Adjustments in the fleet mix in the U.S. Gulf of Mexico resulted in increased operating revenues of $28.4 million in the Current Year Quarter, of which $14.1 million was attributable to vessels acquired in the Seabulk Merger. Another $14.3 million was generated by vessels added to the U.S. Gulf of Mexico fleet in the Current Year Quarter, primarily through new builds, other vessels acquired from third parties, changes in charter arrangements and vessel relocations.

Operating revenues in the United Kingdom region decreased $4.0 million in the Current Year Quarter as compared to the Prior Year Quarter primarily as a result of the sale of the Company’s North Sea Anchor Handling Towing Supply vessel and Platform Supply vessels in the Prior Year Quarter. Operating revenues for the Company’s Standby Safety vessels fell $0.3 million due to the changes in the value of the US Dollar relative to the British Pound for charter hire denominated in British Pounds.

Operating revenues in the Africa region increased $24.3 million in the Current Year Quarter compared to the Prior Year Quarter. Increased fleet size as a result of the Seabulk Merger accounted for $21.0 million of the increase, other changes in the fleet mix due to acquisitions and dispositions accounted for $0.2 million of the increase and $3.1 million was due to changes in utilization and average day rates for SEACOR’s pre-existing fleet.

Operating revenues in the Latin America/Mexico region increased by $0.7 million in the Current Year Quarter compared to the Prior Year Quarter. Increased fleet size as a result of the Seabulk Merger accounted for an increase of $2.9 million, offset by changes in fleet mix due to sales and relocations.

Operating revenues in the Asia region increased $6.3 million in the Current Year Quarter compared to the Prior Year Quarter. Increased fleet size as a result of the Seabulk Merger accounted for $5.1 million of the increase and brokered vessel activity accounted for $1.1 million of the increase.

Operating revenues in the Middle East region in the Current Year Quarter were primarily due to the results of vessels acquired in the Seabulk Merger. In addition, one vessel from SEACOR’s pre-existing fleet operated in the Middle East region throughout the Current Year Quarter.

Operating Income — Current Year Quarter compared to Prior Year Quarter. Operating Income increased $43.8 million over the Prior Year Quarter. Seabulk vessels contributed $12.2 million of this increase. Results in the Current Year Quarter included $20.6 million in gains on sale of assets compared to $12.9 million of gains in the Prior Year Quarter.

Operating expenses in the Current Year Quarter for SEACOR’s pre-existing international fleet were generally consistent with the Prior Year Quarter.

Operating expenses in the Current Year Quarter for SEACOR’s pre-existing U.S. Gulf of Mexico fleet were higher as compared to the Prior Year Quarter. The increase was a result of wage costs related to fleet mix and higher pay rates for sea staff, higher repair and maintenance expense and third party management fees.

Operating Data. The table below sets forth operational data for Offshore Marine Services during the periods indicated. The rate per day worked for any group of vessels with respect to any period is the ratio of total time charter revenue of such vessels to the aggregate number of days worked by such vessels in the period. Utilization for any group of vessels in a stated period is the ratio of aggregate number of days worked by such vessels to total calendar days available for work in such period. Available days for a group of vessels represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

	Current Year Quarter	Prior Year Quarter
Rates Per Day Worked:
Anchor handling towing supply	$17,202	$15,106
Crew	5,841	3,996
Mini-supply	4,867	3,111
Standby safety	8,025	8,229
Supply	10,893	10,922
Towing supply	8,293	7,573
Other(1)	7,531	17,000

Utilization:
Anchor handling towing supply	89%	80%
Crew	86%	86%
Mini-supply	90%	78%
Standby safety	91%	90%
Supply	74%	72%
Towing supply	92%	89%
Other(1)	76%	33%

Overall Fleet Utilization	85%	84%

Available Days:
Anchor handling towing supply	2,143	1,174
Crew	8,415	6,783
Mini-supply	2,492	2,464
Standby Safety	1,890	1,890
Supply	3,490	1,168
Towing supply	2,870	1,170
Other(1)	1,348	90

Overall Fleet Available Days	22,648	14,739

Fleet Count:
Anchor handling towing supply	27	21
Crew	97	81
Mini-supply	29	29
Standby safety	27	27
Supply and Towing Supply	77	47
Other(1)	16	2
Overall Fleet	273	207

(1) Current Year Quarter includes Seabulk’s anchor handling tugs and freight vessels.

Marine Transportation Services

	For the Three Months Ended March 31,
	2006		2005		Percent Change
(in thousands)	Amount	Percent	Amount	Percent	06/05
Operating Revenues:
U. S. only	$37,724	100%	$—	—%	N/A
Operating Income	$5,104	14%	$—	—%	N/A

Operating Revenues — Current Year Quarter compared to Prior Year Quarter. Operating revenues for the Current Year Quarter reflect the Company’s tanker fleet operations acquired in the Seabulk Merger. Seven of the ten vessels remain on term contracts. Two vessels were subject to contract renegotiation in the Current Year Quarter which resulted in increased day rates of approximately 4%. Three vessels were operating under contracts of affreightment.

Operating Income — Current Year Quarter compared to Prior Year Quarter. Operating income for the Current Year Quarter was impacted by regulatory drydocking costs and insurance deductibles of approximately $1.2 million for one of the Company’s tankers following a grounding in Alaska.

As of March 31, 2006, Marine Transportation Services operated ten Jones Act U.S.-flag product tankers in the domestic coastwise trade, of which it owns nine and leases one.

Inland River Services

	For the Three Months Ended March 31,
	2006		2005		Percent Change
(in thousands)	Amount	Percent	Amount	Percent	06/05
Operating Revenues:
U. S. only	$34,488	100%	$25,530	100%	35%
Operating Income	$14,803	43%	$7,664	30%	93%

Operating Revenues — Current Year Quarter compared to Prior Year Quarter. Operating revenues in the Current Year Quarter increased by $9.0 million compared to the Prior Year Quarter primarily due to fleet additions, which included both additional barges and towboats. Net fleet additions between the two quarters included 64 dry cargo hopper barges, 19 chemical tank barges, one towboat, seven harbor boats, two floating cranes, a dry dock and other assets supporting fleet operations. Fleet growth increased available operating barge days in the Current Year Quarter by 10% compared to the Prior Year Quarter.

Operating revenue also increased in the Current Year Quarter compared to the Prior Year Quarter due to higher freight rates for dry bulk commodities. Demand was stronger for both grain and non-grain commodity shipping capacity partly due to reduced availability of dry cargo barges in an older industry-wide fleet. Mild temperatures and lower river conditions resulted in fewer delays and traffic interruptions but smaller per barge loads on the upper river system in the Current Year Quarter.

As of March 31, 2006, Inland River Services operated a fleet of 1,140 dry cargo hopper barges, of which 758 were owned, 187 were chartered in, 189 were managed and six were joint-ventured. Inland River Services also owns 44 chemical tank barges and seven towboats, three of which are joint-ventured and seven harbor boats, two floating cranes, a dry dock and other assets related to its fleeting services business.

Operating Income — Current Year Quarter compared to Prior Year Quarter. Operating income in the Current Year Quarter increased $7.1 million compared to the Prior Year Quarter primarily due to barge fleet expansion and improved profitability that resulted from higher freight rates and increased volumes of cargo stored in barges. The operating income improvements were partially offset by higher operating expenses and the lingering operational delays in New Orleans caused by Hurricanes Katrina and Rita. Rising fuel costs and operating delay expenses were offset by a traffic pattern change that had fewer loadings on the Ohio and Illinois rivers but more loadings on the lower Mississippi.

Aviation Services

	For the Three Months Ended March 31,
	2006		2005		Percent Change
(in thousands)	Amount	Percent	Amount	Percent	06/05
Operating Revenues:
U. S.	$32,846	98%	$23,801	100%	38%
Foreign	608	2%	—	—%	N/A
	33,454	100%	23,801	100%	41%
Operating Loss	$(314)	(1)%	$(3,974)	(17)%	92%

Operating Revenues — Current Year Quarter compared to Prior Year Quarter. Operating revenues for the Current Year Quarter increased $9.7 million as compared to the Prior Year Quarter primarily due to higher demand in the U.S. Gulf of Mexico resulting from increased drilling and production activity, continued support of hurricane-related recovery efforts and increased rates. The increased demand was met through ongoing changes in fleet mix as compared to the Prior Year Quarter as well as better utilization of equipment. Additionally, aircraft designated for seasonal activity in the Prior Year Quarter, such as flight seeing and firefighting work, were relocated to the U.S. Gulf of Mexico to support the increased demand. Continued efforts to modernize the fleet whereby older equipment was removed from service and replaced with newer aircraft yielded higher rates as did current market conditions in the U.S. Gulf of Mexico related to the increased demand. Aviation Services also generated revenue via long-term leases of equipment that had been idle in the Prior Year Quarter.

Operating Loss — Current Year Quarter compared to Prior Year Quarter. Operating Loss for the Current Year Quarter decreased $3.7 million primarily due to the increase in revenue growth. The decrease was partially offset by higher costs related to fleet modernization, including training, wages and taxes as well as continued costs associated with rebuilding our bases that were damaged by the hurricanes of 2005 and legal costs primarily related to a Department of Justice subpoena. Some of the newer equipment was placed in prepaid maintenance programs, which results in maintenance expense by being recognized as flight hours are incurred. Additionally, during the Current Year Quarter Aviation Services performed scheduled maintenance work to ready helicopters for summer flight seeing activities in Alaska.

As of March 31, 2006, Aviation Services operated a fleet of 109 helicopters.

Environmental Services

	For the Three Months Ended March 31,
	2006		2005		Percent Change
(in thousands)	Amount	Percent	Amount	Percent	06/05
Operating Revenues:
United States	$22,809	82%	$31,298	87%	(27)%
Foreign	5,114	18%	4,595	13%	11%
	$27,923	100%	$35,893	100%	(22)%
Operating Income	$2,277	17%	$4,564	13%	(50)%

Operating Revenues — Current Year Quarter compared to Prior Year Quarter. Operating revenues in the Current Year Quarter decreased by $8.0 million compared to the Prior Year Quarter primarily due to reduced spill response activities. Response activity in the Current Year Quarter was largely the result of a continuation of services begun in the aftermath of the hurricanes which impacted the U.S. Gulf of Mexico. Activity in the Prior Year Quarter was the continuation of a major oil spill response on the Delaware River begun in the fourth quarter of 2004. For the Prior Year Quarter $18.2 million or 51% of Environmental Services operating revenues were related to spill response activity compared to $8.5 million, or 30% in the Current Year Quarter.

Operating Income — Current Year Quarter compared to Prior Year Quarter. Operating income was $2.3 million lower in the Current Year Quarter largely as a result of the reduction in spill response activity noted above, lower margins for spill response activity and reduced retainer fees.

The operating results of Environmental Services are very dependent on the number of spills in a given period and the magnitude of each spill. Consequently, spill response revenues and related profits can vary materially between comparable periods, and the operating revenues and profits earned in any one period are not indicative of a trend or of anticipated results in future periods.

Other Operating Income and Corporate Expenses

	For the Three Months Ended March 31,
	2006	2005	Percent Change
(in thousands)	Amount	Amount	06/05
Harbor and Offshore Towing Services	$3,180	$—	N/A
Corporate expense	(8,744)	(4,188)	109%
Other	6	5	N/A
	$(5,558)	$(4,183)	33%

Harbor and Offshore Towing Services — Current Year Quarter compared to Prior Year Quarter. Operating results for the Current Year Quarter reflect the Company’s Harbor and Offshore Towing fleet operations acquired in the Seabulk Merger. As of March 31, 2006 Harbor and Offshore Towing Services operated 26 tugs.

Corporate Expenses — Current Year Quarter compared to Prior Year Quarter. Corporate expenses were $4.6 million higher in the Current Year Quarter as a consequence of higher salary and related expenditures following the Seabulk Merger.

Other Income (Expense)

	For the Three Months Ended March 31,
	2006	2005	Percent Change
(in thousands)	Amount	Amount	06/05
Net interest expense	$(6,932)	$(3,912)	77%
Derivative loss, net	(2,812)	(1,590)	77%
Foreign currency transaction gains (losses), net	159	(549)	129%
Marketable securities sale gains (losses), net	(3,585)	6,234	(158)%
Other, net	28	200	(86)%
	$(13,142)	$383	(3,531)%

Other income (expense), net — Current Year Quarter compared to Prior Year Quarter. Net interest expense increased primarily due to $6.6 million of interest expense on assumed Seabulk debt as part of the Seabulk Merger partially offset by an increase in interest income of $3.5 million as a result of higher cash balances and interest rates. Derivative loss, net increased primarily due to a $3.9 million loss in the Current Year Quarter on an interest rate swap assumed as part of the Seabulk Merger partially offset by increased gains on commodity and foreign currency future contracts. Marketable securities’ sale gains (losses) in all reported periods included net gains (losses) from the sale of equity and fixed income marketable securities and short-sale positions.

Equity Earnings

Equity earnings increased $4.8 million to $6.4 million in the Current Year Quarter primarily as a result of a gain of $4.5 million, net of tax on the sale in the Current Year Quarter of the Company’s interest in Maritima Mexicana, S.A. de C.V. (“Marmex”), a joint venture organized by the Company and Grupo TMM, S.A., a Mexican corporation. During the Current Year Quarter operating results improved in several entities in which the Company owns a 50% or less equity interest, including its bulk carrier joint venture and certain offshore marine and environmental joint ventures.

Discontinued Operations

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. (“Era”). Effective May 27, 2005, the Company sold Era’s regional airline service business, previously “held for sale,” for cash consideration of $15.0 million. The operating results of the regional airline service business for the Prior Year Quarter have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Operations.

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

Summary of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows provided by or (used in):
Operating activities	$68,295	$43,966
Investing activities	(10,623)	141,980
Financing activities	(10,833)	(3,370)
Effect of exchange rate changes on cash	(300)	(1,564)
Net increase in cash and cash equivalents	$46,539	$181,012

Operating Activities

Cash flows from operating activities increased in the Current Year Quarter primarily due to the Seabulk Merger and improved operating results before depreciation and asset sales in all of the Company’s lines of business (see Consolidated Results of Operations discussion above), partially offset by increases in working capital.

Investing Activities

Cash flows from investing activities declined in the Current Year Quarter primarily from decreased proceeds from sales of equipment and marketable securities, increased purchases of property and equipment and increased deposits into construction reserve fund accounts on sales of offshore supply vessels. These additional cash uses were partially offset by a decrease in purchases of marketable securities and proceeds on the sale of the Marmex joint venture. Capital expenditures aggregated $57.6 million in the Current Year Quarter. Also in the Current Year Quarter, the Company sold vessels, helicopters, held for sale assets and other equipment for aggregate consideration of $55.2 million.

Construction reserve fund accounts were established by the Company pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. As of March 31, 2006, construction reserve funds of $156.4 million are classified as non-current assets as the Company has the intent and ability to maintain the funds more than one year and/or use the funds to acquire property and equipment.

During the three months ended March 31, 2006, the Company withdrew $10.2 million from its joint depository construction reserve fund accounts with the consent of the Maritime Administration (“MARAD”). The withdrawals reimbursed the Company for a prior purchase of an offshore supply vessel. During the three months ended March 31, 2006, these withdrawals were offset by the Company’s deposit into its joint depository construction reserve fund accounts of additional offshore support vessel sale proceeds and interest earned on invested fund balances totaling $43.8 million.

The Company’s unfunded capital commitments as of March 31, 2006 for new helicopters, new dry cargo covered hopper barges, new offshore support vessels and other equipment totaled $669.0 million, of which $498.0 million is payable in 2006 and 2007 with the remaining balance payable through 2009. Of these commitments, approximately $141.0 million may be terminated without liability other than the payment of liquidated damages of $2.5 million in the aggregate. Subsequent to March 31, 2006, the Company committed to purchase additional equipment including a barge, a supply vessel and a helicopter in the aggregate amount of $6.7 million.

Financing Activities

Cash flows used in financing activities increased in the Current Year Quarter primarily due to repayment of outstanding debt, partially offset by the Company’s reduction in repurchases of Common Stock and additional cash received on exercise of stock options.

During the Current Year Quarter the Company did not acquire any shares of its Common Stock for treasury. As of March 31, 2006, repurchase authority of $50.0 million granted by the Company’s Board of Directors remains available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes Due 2009, its 5-7/8% Senior Notes due 2012, its 2.875% Convertible Debentures Due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of March 31, 2006, the Company had no outstanding borrowings under the SEACOR revolving credit facility which terminates in February 2007. Remaining availability under the SEACOR revolving credit facility was $180.3 million, net of issued letters of credit of $19.7 million. During the Current Year Quarter the Company terminated the Seabulk credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the three months ended March 31, 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Subsequent to March 31, 2006, the Company entered into foreign exchange contracts with notional values of 10.0 million Pounds Sterling and 85.0 million Euros. The foreign exchange contracts are being used to offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in those currencies.

ITEM 4.                                         CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the operations of Seabulk, acquired July 1, 2005, were excluded. The business constituted approximately $1.1 billion of total assets as of March 31, 2006 and $6.6 million of net income for the three months ended March 31, 2006.

The Company has recently completed the implementation of a suite of software applications used to accumulate certain financial data for reporting business activities of Seabulk’s operations. This software application implementation was not made in response to any deficiency in the Company’s internal controls and the same suite of software applications have been generally used in the Company’s worldwide operation since the beginning of 2003. Except for the preceding changes there have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
January 1 - 31, 2006	—	—	—	$35,527,000
February 1 - 28, 2006	—	—	—	$50,000,000	(2)
March 1 - 31, 2006	—	—	—	$50,000,000
Total	—	—	—

(1)     Beginning in February 1997 and increased at various times through February 2006, the Board of Directors authorized the repurchase of $374.2 million of Common Stock, debt or combination thereof. Through March 31, 2006, the Company has repurchased $246.0 million and $78.2 million of Common Stock and debt, respectively.

(2)      On February 22, 2006, SEACOR’s Board of Directors increased the repurchase authority to $50.0 million.

ITEM 6.                   EXHIBITS

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

SEACOR Holdings Inc. (Registrant)

DATE: May 10, 2006	By:	/s/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 10, 2006	By:	/s/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.