Form 10-Q
period 2006-06-30
SEACOR HOLDINGS INC /NEW/
filed 2006-08-07
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006           or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number          1-12289

SEACOR Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2200 Eller Drive, P.O. Box 13038,
Fort Lauderdale, Florida	33316
(Address of Principal Executive Offices)	(Zip Code)

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 2, 2006 was 24,814,816. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$540,522	$484,422
Restricted cash	31,530	41,187
Available-for-sale securities	22,039	12,595
Receivables:
Trade, net of allowance for doubtful accounts of $10,572 and $13,696 at June 30, 2006 and December 31, 2005, respectively	248,179	242,159
Other	29,821	18,672
Deferred income taxes	5,195	5,196
Held for sale assets	510	6,810
Inventories	25,949	21,996
Prepaid expenses and other	11,500	6,054
Total current assets	915,245	839,091
Investments, at Equity, and Receivables from 50% or Less Owned Companies	44,418	36,954
Property and Equipment	2,133,693	2,108,724
Less accumulated depreciation	(395,882)	(349,331)
Net property and equipment	1,737,811	1,759,393
Construction Reserve Funds & Title XI Reserve Funds	209,269	146,317
Goodwill	44,286	40,351
Intangible Assets	29,503	40,182
Other Assets	34,431	22,853
	$3,014,963	$2,885,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,567	$7,539
Current portion of capital lease obligations	2,403	2,966
Accounts payable and accrued expenses	92,534	72,719
Other current liabilities	186,293	164,682
Total current liabilities	287,797	247,906
Long-Term Debt	935,293	950,403
Capital Lease Obligations	20,274	27,232
Deferred Income Taxes	255,423	242,316
Deferred Gains and Other Liabilities	51,528	49,543
Minority Interest in Subsidiaries	6,346	6,436
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 31,650,515 and 31,341,739 shares issued at June 30, 2006 and December 31, 2005, respectively	317	313
Additional paid-in capital	864,789	861,722
Retained earnings	834,851	721,982
Less 6,849,110 and 6,522,890 shares held in treasury at June 30, 2006 and December 31, 2005, respectively, at cost	(242,917)	(220,814)
Unamortized restricted stock	—	(3,708)
Accumulated other comprehensive income:
Cumulative translation adjustments	45	(353)
Unrealized gain on available-for-sale securities	1,217	2,163
Total stockholders’ equity	1,458,302	1,361,305
	$3,014,963	$2,885,141

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues	$330,986	$177,831	$636,901	$343,016
Costs and Expenses:
Operating expenses	187,149	117,179	356,793	232,780
Administrative and general	32,865	19,329	64,358	37,824
Depreciation and amortization	42,318	18,492	85,578	36,774
	262,332	155,000	506,729	307,378
Gains on Asset Dispositions	24,089	1,812	44,966	15,328
Operating Income	92,743	24,643	175,138	50,966
Other Income (Expense):
Interest income	9,086	4,484	16,222	8,163
Interest expense	(12,847)	(7,550)	(26,915)	(15,141)
Derivative transactions gains (losses), net	3,084	(178)	272	(1,768)
Foreign currency transactions gains, net	1,217	4,401	1,376	3,852
Marketable security transactions gains (losses), net	(3,341)	8,502	(6,926)	14,736
Other, net	595	440	623	640
	(2,206)	10,099	(15,348)	10,482
Income from Continuing Operations Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	90,537	34,742	159,790	61,448
Income Tax Expense	33,703	12,448	59,134	22,188
Income from Continuing Operations Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	56,834	22,294	100,656	39,260
Minority Interest in Income of Subsidiaries	(104)	(154)	(187)	(120)
Equity in Earnings of 50% or Less Owned Companies	6,031	2,594	12,400	4,211
Income from Continuing Operations	62,761	24,734	112,869	43,351
Income from Discontinued Operations, Net of Tax	—	390	—	364
Net Income	$62,761	$25,124	$112,869	$43,715
Basic Earnings Per Common Share:
Income from Continuing Operations	$2.52	$1.35	$4.55	$2.37
Income from Discontinued Operations	—	0.02	—	0.02
Net Income	$2.52	$1.37	$4.55	$2.39
Diluted Earnings Per Common Share:
Income from Continuing Operations	$2.24	$1.18	$4.04	$2.09
Income from Discontinued Operations	—	0.02	—	0.02
Net Income	$2.24	$1.20	$4.04	$2.11
Weighted Average Common Shares Outstanding:
Basic	24,868,508	18,349,393	24,827,685	18,299,325
Diluted	28,568,267	21,923,636	28,541,772	21,915,888

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2006	2005
Net Cash Provided by Operating Activities	$135,744	$52,032
Cash Flows from Investing Activities:
Purchases of property and equipment	(149,461)	(144,960)
Proceeds from disposition of property, equipment and held for sale assets	138,739	112,287
Purchases of securities	(23,543)	(81,753)
Proceeds from sale of securities	40,499	178,130
Investments in and advances to 50% or less owned companies	(5,937)	(252)
Proceeds on sale of investments in 50% or less owned companies	15,600	—
Net decrease in restricted cash	9,657	—
Net (increase) decrease in construction reserve funds and title XI reserve funds	(62,952)	45,866
Cash settlements on derivative transactions, net	4,721	(110)
Investments in sales-type leases	(5,316)	—
Other	(34)	4,855
Net cash (used in) provided by investing activities	(38,027)	114,063
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(22,497)	(13,207)
Proceeds from borrowings under a revolving credit facility	—	15,000
Dividends paid to minority interest holders	(279)	(183)
Cash received from minority interest holders	—	341
Common stock acquired for treasury	(25,763)	(5,561)
Proceeds and tax benefits from share award plans	6,245	2,625
Net cash used in financing activities	(42,294)	(985)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	677	(2,310)
Net Increase in Cash and Cash Equivalents	56,100	162,800
Cash and Cash Equivalents, Beginning of Period	484,422	214,389
Cash and Cash Equivalents, End of Period	$540,522	$377,189

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Basis of Presentation

The condensed consolidated financial information for each of the three and six months ended June 30, 2006 and 2005 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries, which effective July 1, 2005 include Seabulk International, Inc. (“Seabulk”—see Note 2). In the opinion of management, all adjustments (consisting of normal recurring adjustments and those described in Note 2) have been made to present fairly the Company’s financial position as of June 30, 2006, its results of operations for each of the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

2.      Seabulk Merger and Disposition of Held for Sale Seabulk Assets

On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). The Seabulk Merger was accounted for as a purchase, with SEACOR as the acquiror in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, SEACOR  performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their fair values as of July 1, 2005, with the excess of purchase price over fair value recorded as goodwill in the amount of $16.3 million. The fair value analysis of assets and liabilities acquired in the Seabulk Merger was finalized as of June 30, 2006.

Changes to the allocation of purchase price during the six months ended June 30, 2006 are summarized in the following table (in thousands):

Trade receivables	$830
Held for sale assets	(705)
Net property and equipment	(7,818)
Goodwill	4,166
Intangible Assets	(8,808)
Other Assets	9,671
Other current liabilities	1,272
Deferred Taxes	1,392
Adjustments to Purchase Price	$—

As part of the fair value analysis, the Company designated certain Seabulk vessels as held for sale in the aggregate amount of $123.0 million, net of drydock commitments, including two foreign-flag double-hulled product tankers, one tug and 13 offshore supply vessels. During the six months ended December 31, 2005, Seabulk sold the two foreign-flag double-hull product tankers, one tug and seven offshore supply vessels for aggregate consideration of $116.5 million. During the six months ended June 30, 2006, Seabulk sold four offshore supply vessels for aggregate consideration of $6.0 million. No gain or loss on the sale of the vessels was recorded as the fair value of the vessels was equal to the net sales price. As of June 30, 2006, two offshore supply vessels with combined value of $0.5 million were classified as held for sale.

Pro forma Information—The following pro forma information has been prepared as if the acquisition of Seabulk had occurred on January 1, 2005 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005 Pro forma	2006	2005 Pro forma
Operating Revenues	$330,986	$274,518	$636,901	$535,284
Operating Income	92,743	29,232	175,138	64,979
Net Income	62,761	26,168	112,869	41,815
Basic Earnings Per Common Share	$2.52	$1.06	$4.55	$1.70
Diluted Earnings Per Common Share	2.24	0.92	4.04	1.47

This pro forma information has been prepared for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had taken place on that date, nor does it purport to be indicative of the future operating results of the Company.

3.      Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures were $149.5 million in the six months ended June 30, 2006. Equipment deliveries during the period included two offshore services vessels, 38 new dry cargo covered hopper barges, three new chemical tank barges and five new helicopters.

During the six months ended June 30, 2006, in addition to the disposition of the four Seabulk vessels that had been held for sale, the Company sold 32 offshore support vessels, two helicopters, other equipment and undelivered equipment for aggregate consideration of $132.7 million and recognized a gain of $45.0 million.

Equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method. For offshore support vessels and related equipment estimated useful lives are generally 20 years from date of build, for tankers 25 years from date of build or the required retirement date as determined by the Oil Pollution Act of 1990, for inland river dry cargo and chemical tank barges 20 years from date of build, for helicopters and related equipment twelve years from date of build, for harbor and offshore tugs 40 years from date of build, and for all other equipment two to 20 years.

4.      Disposition of Joint Venture Interest and Vessel

In 1994, the Company and Grupo TMM, S.A., a Mexican corporation (“TMM”) organized a joint venture, Maritima Mexicana, S.A. de C.V. (“Marmex”) to serve the Mexican offshore market. Effective March 3, 2006, the Company sold its 40% interest in Marmex to TMM for $20.0 million recognizing an after tax gain thereon of $4.5 million and was released from its guarantees in the amount of $8.0 million with respect to vessels bareboat chartered to the joint venture. In addition, TMM purchased five offshore vessels from the Company for aggregate consideration of approximately $37.3 million (see Note 3).

During the three months ended June 30, 2006, one of the Company’s offshore marine joint ventures sold a vessel for $27.8 million. The Company’s share of the gain included in Equity in Earnings of 50% or Less Owned Companies was $4.2 million.

5.      Construction Reserve Funds

Construction reserve fund accounts were established by the Company pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration.

As of June 30, 2006, construction reserve funds of $192.9 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the six months ended June 30, 2006, construction reserve fund account transactions included withdrawals of $10.2 million, deposits of $76.6 million and earned interest of $3.7 million.

6.      Commitments and Contingencies

The Company’s unfunded capital commitments as of June 30, 2006, consisted primarily of marine service vessels, helicopters and barges and totaled $631.7 million, of which $429.7 million is payable in 2006 and 2007, with the remaining balance payable through 2009. Of these commitments, approximately $187.8 million may be terminated without further liability other than the payment of liquidated damages of $4.9 million in the aggregate. Subsequent to the end of the quarter the Company committed to purchase additional equipment for $37.5 million.

The Company has guaranteed the payment of amounts owed by certain of its joint ventures under vessel charter agreements that expire through 2009. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of June 30, 2006, the total amount guaranteed by the Company was $4.1 million.

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

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that the other providers also have received such subpoena. SEACOR intends to provide all information requested in response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund based in the United Kingdom: the Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. The most recent actuarial review of the MNOPF determined there was a funding deficit of $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. In March 2006, the MNOPF was scheduled to undergo an actuarial valuation to determine if additional contributions would be required; however, the Company has not received notification of any new actuarial valuation results. Depending on the results of future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

7.      Long-Term Debt

As of June 30, 2006, the Company had no outstanding borrowings under the SEACOR revolving credit facility which terminates in February 2007. Remaining availability under the SEACOR revolving credit facility was $160.8 million, net of issued letters of credit of $39.2 million. During the three months ended March 31, 2006, the Company terminated Seabulk’s credit facility.

During the six months ended June 30, 2006, the Company made principal payments on long-term debt and capital lease obligations of $22.5 million. Payments included $10.5 million on debt assumed in a December 2005 acquisition and $4.7 million on the termination of a capital lease assumed in the Seabulk Merger.

8.      Stock and Debt Repurchases

During the six months ended June 30, 2006, the Company acquired 336,500 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury in the amount of $25.8 million. As of June 30, 2006, repurchase authority of $24.2 million granted by the Company’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes

Due 2009, its 5 7/8% Senior Notes due 2012, its 2.875% Convertible Debentures Due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Subsequent to June 30, 2006, the Company’s Board of Directors increased the above referenced repurchase authority to $75.0 million.

9.      Earnings Per Common Share

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per common share for the three and six months ended June 30, 2006 excluded 56,875 and 89,875, respectively, options and share awards as the effect of their inclusion in the computation would have been antidilutive. Diluted earnings per common share for the three and six months ended June 30, 2005 excluded 110,560 options and share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per share for the periods presented are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2006
Basic Earnings Per Common Share	$62,761	24,869	$2.52	$112,869	24,828	$4.55
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	281		—	296
Convertible Securities	1,212	3,418		2,425	3,418
Diluted Earnings Per Common Share	$63,973	28,568	$2.24	$115,294	28,542	$4.04
2005
Basic Earnings Per Common Share	$25,124	18,349	$1.37	$43,715	18,299	$2.39
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	157		—	199
Convertible Securities	1,198	3,418		2,408	3,418
Diluted Earnings Per Common Share	$26,322	21,924	$1.20	$46,123	21,916	$2.11

10.   Comprehensive Income

For the three months ended June 30, 2006 and 2005, total comprehensive income was $63.0 million and $18.0 million, respectively. For the six months ended June 30, 2006 and 2005, total comprehensive income was $112.3 million and $35.6 million, respectively. Other comprehensive income consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

11.   Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Share-Based Payments. SFAS No. 123(R) supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) eliminates the alternative of using the intrinsic method of accounting provided for in APB No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

The fair value concepts were not changed significantly in SFAS No. 123(R); however, companies must choose among alternative valuation models and amortization assumptions upon adoption of the new standard. After assessing alternative valuation models and amortization assumptions, the Company has continued using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grants. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company has previously estimated forfeitures in its expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS No. 123(R).

The Company’s share-based compensation plans as described in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not been modified during the six months ended June 30, 2006. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method which requires the Company to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company will present the excess tax benefits from the exercise of stock options as a financing cash flow in our statements of cash flows. The impact of adopting SFAS No. 123(R) lowered net income for the three and six months ended June 30, 2006, $0.5 million and $0.9 million, respectively. The impact of adopting SFAS No. 123(R) lowered basic earnings per common share for the three and six months ended June 30, 2006, $0.02 and $0.04, respectively, and lowered diluted earnings per common share for the three and six months ended June 30, 2006, $0.02 and $0.03, respectively.

During the three and six months ended June 30, 2006, the Company recognized $2.0 million and $3.3 million, respectively, of compensation expense related to stock options, employee stock purchase plan purchases, restricted stock grants (including restricted stock units) and director stock grants. As of June 30, 2006, the Company had approximately $16.2 million in total unrecognized compensation costs of which $3.4 million and $4.2 million is expected to be recognized in 2006 and 2007, respectively, with the remaining balance recognized through 2011.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation are presented below (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net Income, As Reported	$25,124	$43,715
Add: Stock Based Compensation Using Intrinsic Value Method, net of tax	495	914
Less: Stock Based Compensation Using Fair Value Method, net of tax	(642)	(1,207)
Net Income, Pro Forma	$24,977	$43,422
Basic Earnings Per Common Share:
As Reported	$1.37	$2.39
Pro Forma	1.36	2.37
Diluted Earnings Per Common Share:
As Reported	$1.20	$2.11
Pro Forma	1.19	2.09

The weighted average value of grants under the Company’s share-based compensation plans were $51.55 and $38.73 for the six months ended June 30, 2006 and 2005, respectively. The fair value of each option granted during the six months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 25.7% and 27.6%, respectively, (c) weighted average discount rates of 4.93% and 3.93%, respectively, and (d) expected lives of five years.

The following transactions have occurred in connection with the Company’s share-based compensation plans during the six months ended June 30, 2006:

		Weighted
		Average
	Number of	Exercise / Grant
	Shares	Price
Stock Option Activities:
Outstanding at December 31, 2005	919,653	$37.23
Granted	110,875	$79.04
Exercised	(142,126)	$17.44
Cancelled	(1,025)	$57.86
Outstanding at June 30, 2006	887,377	$45.60
Options exercisable at June 30, 2006	571,469	$37.68
Director stock awards granted	2,500	$78.75
Restricted stock awards granted (including 275 restricted stock units)	117,420	$74.58
Restricted stock awards cancelled	360	$69.88
Employee Stock Purchase Plan shares issued	10,640	$60.18
Shares available for future grant at June 30, 2006	724,649

During the six months ended June 30, 2006, the Company also issued 47,005 shares of Common Stock in exchange for restricted stock units previously issued by Seabulk and assumed as part of the Seabulk Merger.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $8.2 million. As of June 30, 2006, the aggregate intrinsic value of all options outstanding, all exercisable options and all restricted stock awards outstanding was $32.4 million, $25.4 million and $14.7 million, respectively.

The following table summarizes certain information about the options outstanding at June 30, 2006 grouped into five exercise price ranges:

	Exercise Price Range
	Under $15.01	$15.01 to $30.00	$30.01 to $45.00	$45.01 to $60.00	over $60.00
Options outstanding at June 30, 2006	40,623	97,534	414,910	116,760	217,550
Weighted-average exercise price	$12.41	$26.25	$37.49	$51.64	$72.68
Weighted-average remaining contractual life (years)	3.18	3.29	5.92	6.63	9.44
Options exercisable at June 30, 2006	40,623	89,907	317,162	80,817	42,960
Weighted average exercise price of exercisable options	$12.41	$26.59	$37.22	$50.51	$63.97

12.   New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by SEACOR on January 1, 2007. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

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

The following tables summarize information about the operating results for the Company’s reportable segments (in thousands):

	Offshore	Marine	Inland
	Marine	Transportation	River	Aviation	Environmental
	Services	Services	Services	Services	Services	Other	Total
For the Three Months Ended June 30, 2006
External customers	$168,281	$37,446	$36,339	$39,595	$36,946	$12,379	$330,986
Intersegment	4	—	—	308	—	(223)	89
Operating revenues	168,285	37,446	36,339	39,903	36,946	12,156	331,075
Operating expenses	(86,695)	(18,064)	(18,649)	(29,137)	(26,345)	(8,336)	(187,226)
Administrative and general	(11,470)	(1,049)	(829)	(4,158)	(5,156)	(1,853)	(24,515)
Depreciation and amortization	(21,793)	(10,162)	(3,267)	(4,591)	(741)	(1,275)	(41,829)
Gains (losses) on asset dispositions	22,489	—	—	1,818	(215)	—	24,092
Other income (expense), primarily foreign currency	245	(8)	2	489	(60)	—	668
Equity in earnings (losses) of 50% or less owned companies	5,857	—	—	(8)	259	(77)	6,031
Reportable Segment Profit	$76,918	$8,163	$13,596	$4,316	$4,688	$615	108,296
Corporate expenses							(8,860)
Other income (expense) not included above							(2,874)
Equity in earnings (losses) of 50% or less owned companies							(6,031)
Segment Eliminations							6
Income before Taxes, Minority Interest and Equity Earnings							$90,537
For the Three Months Ended June 30, 2005
External customers	$84,028	$—	$27,333	$30,835	$35,635	$—	$177,831
Intersegment	15	—	—	114	—	—	129
Operating revenues	84,043	—	27,333	30,949	35,635	—	177,960
Operating expenses	(50,735)	—	(16,880)	(22,346)	(27,347)	—	(117,308)
Administrative and general	(8,241)	—	(570)	(1,858)	(4,177)	(5)	(14,851)
Depreciation and amortization	(10,950)	—	(2,791)	(3,940)	(778)	—	(18,459)
Gains on asset dispositions	1,770	—	—	—	42	—	1,812
Other income, primarily foreign currency	4,370	—	92	120	34	—	4,616
Equity in earnings of 50% or less owned companies	1,764	—	—	—	369	461	2,594
Reportable Segment Profit	$22,021	$—	$7,184	$2,925	$3,778	$456	36,364
Corporate expenses							(4,516)
Other income (expense) not included above							5,488
Equity in earnings of 50% or less owned companies							(2,594)
Segment Eliminations							—
Income before Taxes, Minority Interest and Equity Earnings							$34,742

	Offshore	Marine	Inland
	Marine	Transportation	River	Aviation	Environmental
	Services	Services	Services	Services	Services	Other	Total
For the Six Months Ended June 30, 2006
External customers	$328,126	$75,170	$70,827	$73,049	$64,869	$24,860	$636,901
Intersegment	11	—	—	308	—	180	499
Operating revenues	328,137	75,170	70,827	73,357	64,869	25,040	637,400
Operating expenses	(166,201)	(39,535)	(34,044)	(55,482)	(46,853)	(15,177)	(357,292)
Administrative and general	(23,158)	(2,013)	(1,645)	(7,652)	(9,561)	(3,457)	(47,486)
Depreciation and amortization	(44,920)	(20.347)	(6,741)	(8,845)	(1,474)	(2,534)	(84,861)
Gains (losses) on asset dispositions	43,041	—	—	2,143	(215)	—	44,969
Other income (expense), primarily foreign currency	282	(9)	2	489	(64)	—	700
Equity in earnings of 50% or less owned companies	11,872	—	—	(5)	363	170	12,400
Reportable Segment Profit	$149,053	$13,266	$28,399	$4,005	$7,065	$4,042	205,830
Corporate expenses							(17,604)
Other income (expense) not included above							(16,048)
Equity in earnings of 50% or less owned companies							(12,400)
Segment Eliminations							12
Income before Taxes, Minority Interest and Equity Earnings							$159,790
For the Six Months Ended June 30, 2005
External customers	$164,352	$—	$52,863	$54,273	$71,528	$—	$343,016
Intersegment	41	—	—	551	—	—	592
Operating revenues	164,393	—	52,863	54,824	71,528	—	343,608
Operating expenses	(103,585)	—	(31,652)	(44,133)	(54,002)	—	(233,372)
Administrative and general	(15,742)	—	(1,078)	(4,439)	(7,988)	(5)	(29,252)
Depreciation and amortization	(21,620)	—	(5,388)	(8,006)	(1,638)	—	(36,652)
Gains on asset dispositions	14,693	—	11	585	39	—	15,328
Other income, primarily foreign currency	3,830	—	27	192	41	50	4,140
Equity in earnings of 50% or less owned companies	2,860	—	—	—	660	691	4,211
Reportable Segment Profit (Loss)	$44,829	$—	$14,783	$(977)	$8,640	$736	68,011
Corporate expenses							(8,704)
Other income (expense) not included above							6,352
Equity in earnings of 50% or less owned companies							(4,211)
Segment Eliminations							—
Income before Taxes, Minority Interest and Equity Earnings							$61,448

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

Consolidated Results of Operations

The table below provides an analysis of the Company’s consolidated statements of operations for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2006 as compared to the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2005. Additional discussions of results of operations by business segment are presented below (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2006		2005		2006		2005		3 Mos	6 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06/ ‘05	‘06/ ‘05
Operating Revenues:

Offshore Marine Services	$168,285	51%	$84,043	47%	$328,137	52%	$164,393	48%	100%	100%
Marine Transportation Services	37,446	11%	—	—	75,170	12%	—	—	N/A	N/A
Inland River Services	36,339	11%	27,333	16%	70,827	11%	52,863	15%	33%	34%
Aviation Services	39,903	12%	30,949	17%	73,357	12%	54,824	16%	29%	35%
Environmental Services	36,946	11%	35,635	20%	64,869	10%	71,528	21%	4%	(9)%
Other and Eliminations	12,067	4%	(129)	0%	24,541	3%	(592)	0%	9454%	425%
	$330,986	100%	$177,831	100%	$636,901	100%	$343,016	100%	86%	86%
Operating Income	$92,743	28%	$24,643	14%	$175,138	27%	$50,966	15%	276%	244%
Other, net	(2,206)	(1)%	10,099	6%	(15,348)	(2)%	10,482	3%	(122)%	(246)%
Income before income taxes, minority interest & equity earnings	90,537	27	34,742	20%	159,790	25%	61,448	18%	161%	160%
Income tax expense	33,703	(10)%	12,448	(7)%	59,134	(9)%	22,188	(6)%	171%	167%
Income before minority interest & equity earnings	56,834	17%	22,294	13%	100,656	16%	39,260	12%	155%	156%
Minority interest	(104)	0%	(154)	0%	(187)	0%	(120)	0%	(32)%	56%
Equity earnings	6,031	2%	2,594	1%	12,400	2%	4,211	1%	133%	195%
Income from continuing operations	62,761	19%	24,734	14%	112,869	18%	43,351	13%	154%	160%
Discontinued operations	—	—	390	0%	—	—	364	0%	N/A	N/A
Net income	$62,761	19%	$25,124	14%	$112,869	18%	$43,715	13%	150%	158%

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2006		2005		2006		2005		3 Mos	6 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06/ ‘05	‘06/ ‘05
Operating Revenues:

United States	$92,704	54%	$45,062	54%	$179,383	54%	$85,703	52%	106%	109%
United Kingdom	14,833	9%	14,338	17%	28,817	9%	32,371	20%	4%	(11)%
Africa, primarily West Africa	38,341	23%	13,781	16%	75,156	23%	26,333	16%	178%	185%
Latin America/Mexico	4,437	3%	6,293	7%	10,525	3%	11,653	7%	(30)%	(10)%
Asia	9,200	5%	4,024	5%	18,737	5%	7,303	4%	129%	157%
Middle East	8,770	5%	—	—	15,519	5%	—	—	N/A	N/A
Other	—	—	545	1%	—	—	1,030	1%	N/A	N/A
Total Foreign	75,581	46%	38,981	46%	148,754	46%	78,690	48%	94%	89%
	$168,285	100%	$84,043	100%	$328,137	100%	$164,393	100%	100%	100%
Operating Income	$70,816	42%	$15,887	19%	$136,899	42%	$38,139	23%	346%	259%

Overall Operating Revenues.   Operating revenues increased $84.2 million in the Current Year Quarter compared to the Prior Year Quarter and increased $163.7 million in the Current Six Months compared to the Prior Six Months. Demand for equipment has been strong throughout 2006 in response to higher levels of exploration, production and construction activity. Overall average day rates increased from $6,139 per day in the Prior Six Months to $8,327 per day in the Current Six Months while overall fleet utilization was relatively unchanged at approximately 86%. For SEACOR’s fleet prior to the Seabulk Merger, the impact of higher day-rates resulted in increased operating revenues of $24.8 million in the Current Year Quarter and $44.7 million in the Current Six Months.

The Company regularly buys, sells, charters and repositions vessels in an effort to align Offshore Marine Services’ fleet mix with the anticipated needs of its customers. Changes in the fleet mix resulted in increased operating revenues of $50.7 million in the Current Year Quarter and $104.3 million in the Current Six Months, of which $46.4 million and $94.6 million, respectively, were due to the vessels acquired in the Seabulk Merger.

Domestic Operating Revenues.   Operating revenues in the U.S. increased $47.6 million in the Current Year Quarter compared to the Prior Year Quarter and increased $93.7 million in the Current Six Months compared to the Prior Six Months. Changes in the fleet mix resulted in increased operating revenues of $20.7 million in the Current Year Quarter and $45.3 million in the Current Six Months, of which $12.0 million and $26.0 million, respectively, were attributable to vessels acquired in the Seabulk Merger. For SEACOR’s fleet prior to the Seabulk Merger, the improvements in average day rates resulted in an increase in operating revenues of $21.4 million in the Current Year Quarter and $37.8 million in the Current Six Months. A net increase in the number of vessels moving to operate under time-charter contracts upon concluding bareboat-out charter arrangements resulted in increased operating revenues of $5.1 million in the Current Year Quarter and $8.2 million in the Current Six Months. This was primarily due to vessels returning to the U.S. Gulf of Mexico following the sale of the Company’s interest in its Mexican joint venture.

International Operating Revenues.   Operating revenues in the Latin America/Mexico region decreased $1.9 million in the Current Year Quarter compared to the Prior Year Quarter and decreased $1.1 million in the Current Six Months compared to the Prior Six Months, primarily due to the sale and repositioning of a number of vessels out of Mexico concurrent with the sale of the Company’s interest in its Mexican joint venture. These decreases were offset by the contribution of vessels acquired in the Seabulk Merger which accounted for an increase in operating revenues of $2.8 million in the Current Year Quarter and $5.6 million in the Current Six Months.

Operating revenues in the United Kingdom decreased $3.6 million in the Current Six Months compared to the Prior Six Months primarily due to the sale of the Company’s North Sea Anchor Handling Towing Supply vessel and Platform Supply vessel fleet in the Prior Six Months. Operating revenues from Standby Safety vessel operations in the North Sea were consistent both on a Current Year Quarter and Current Six Months basis.

Operating revenues in the Africa region increased $24.6 million in the Current Year Quarter compared to the Prior Year Quarter and increased $48.8 million in the Current Six Months compared to the Prior Six Months. Changes in the fleet mix resulted in increased operating revenues of $20.8 million in the Current Year Quarter and $42.1 million in the Current Six Months, the majority of which was attributable to vessels acquired in the Seabulk Merger. For SEACOR’s fleet prior to the Seabulk Merger, the improvements in average day rates resulted in an increase in operating revenues of $2.4 million in the Current Year Quarter and $5.2 million in the Current Six Months.

Operating revenues in the Middle East region were $8.8 million in the Current Year Quarter and $15.5 million in the Current Six Months of which $5.0 million and $9.6 million, respectively, was attributable to the results of vessels acquired in the Seabulk Merger. The remaining increase was due to the results of a specialty vessel and an increase in brokered vessel activity.

Operating revenues in the Asia region increased $5.2 million in the Current Year Quarter compared to the Prior Year Quarter and increased $11.4 million in the Current Six Months compared to the Prior Six

Months, primarily due to the results of vessels acquired in the Seabulk Merger and also due to an increase in brokered vessel activity.

Operating Income.   Operating income increased $54.9 million in the Current Year Quarter compared to the Prior Year Quarter. This was primarily due to higher operating revenues of $24.8 million for the SEACOR fleet prior to the Seabulk Merger arising from improved day rates, $17.1 million of incremental operating income relating to the change in fleet mix and an increase of $20.7 million in gains on disposition of assets.

Operating income increased $98.8 million in the Current Six Months compared to the Prior Six Months. This was primarily due to higher operating revenues of $44.7 million arising from improved day rates for SEACOR’s fleet prior to the Seabulk Merger, $36.1 million of incremental operating income relating to the change in fleet mix and an increase of $28.3 million in gains on disposition of assets.

The improvements in operating income for both the Current Year Quarter and Current Six Months were partially offset by higher operating expenses in respect of crew wages, higher repair and maintenance costs, higher drydocking costs and third party management fees.

Fleet Count.   Offshore Marine Services’ fleet, comprised of owned, joint ventured, bareboat chartered-in, pooled and managed vessels, is as follows:

	As of June 30,
	2006	2005
Anchor handling towing supply	24	21
Crew	95	81
Mini-supply	29	29
Standby safety	27	27
Supply and Towing Supply	67	46
Other(1)	16	2
Overall Fleet	258	206

     (1) Includes anchor handling tugs, maintenance vessels and specialty vessels. Prior to the Seabulk Merger, Offshore Marine Services owned one specialty vessel in this category and partially owned a second through a joint venture.

Operating Data.   The table below sets forth operational data for Offshore Marine Services during the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Rates Per Day Worked:(1)(2)(5)
Anchor handling towing supply	$21,203	$16,612	$19,149	$15,892
Crew	5,695	4,171	5,589	4,085
Mini-supply	6,106	3,352	5,487	3,239
Standby safety	8,541	8,228	8,282	8,229
Supply	11,340	8,302	11,111	9,720
Towing supply	8,487	8,328	8,384	7,964
Other(8)	7,488	—	7,509	17,000
Overall Fleet Day Rate	8,658	6,178	8,327	6,139
Utilization:(1)(3)(5)
Anchor handling towing supply	91%	79%	90%	80%
Crew	89%	89%	87%	88%
Mini-supply	91%	90%	91%	84%
Standby safety	89%	89%	90%	90%
Supply(6)	81%	86%	77%	78%
Towing supply(7)	82%	95%	87%	92%
Other(8)	81%	—	79%	17%
Overall Fleet Utilization	87%	88%	86%	86%
Available Days:(4)
Anchor handling towing supply	1,988	1,304	4,131	2,478
Crew	8,245	6,697	16,660	13,480
Mini-supply	2,455	2,427	4,947	4,891
Standby safety	1,911	1,911	3,801	3,801
Supply	2,999	819	6,489	1,987
Towing supply	2,662	1,175	5,532	2,345
Other(8)	1,274	91	2,622	181
Overall Fleet Available Days	21,534	14,424	44,182	29,163

     (1) Rates per day worked and utilization statistics relate only to those vessels operating under time charter arrangements.

     (2) Rates per day worked with respect to any period is the ratio of total time charter revenue earned by vessels that are owned and bareboat chartered-in to total aggregate number of days worked during such period.

     (3) Utilization with respect to any period is the ratio of the aggregate number of days worked for vessels that are owned and bareboat chartered-in to total calendar days available during such period.

     (4) Available days for a group of vessels represents the total calendar days during which owned and chartered-in vessels are operated by the Company, excluding bareboat chartered-out vessels.

     (5) Certain vessels have been included in the statistics for rates per day worked and utilization even though management considered these vessels non-operational for some or all of 2005 and 2006 due to regulatory, operational or maintenance considerations.

     (6) The effect on utilization statistics for non-operational vessels was significant. Had the calendar days available for the non-operational periods been excluded, the utilization percentage would have been 93% and 92% for the three and six months ended June 30, 2006, respectively.

     (7) Utilization was lower in 2006 compared to 2005 primarily due to a heavier drydocking and repair schedule primarily for vessels acquired as part of the Seabulk Merger.

     (8) Includes anchor handling tugs, maintenance vessels and specialty vessels. Prior to the Seabulk Merger, Offshore Marine Services owned one specialty vessel in this category and partially owned a second through a joint venture.

Marine Transportation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2006		2005		2006		2005		3 Mos	6 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 / ‘05	‘06 / ‘05
Operating Revenues:

U. S. only	$37,446	100%	$—	—	$75,170	100%	$—	—	N/A	N/A
Operating Income	$8,171	22%	$—	—	$13,275	18%	$—	—	N/A	N/A

Operating Revenues.   Operating revenues for the Current Year Quarter and Current Six Months reflect the Company’s tanker fleet operations acquired in the Seabulk Merger. During the Current Year Quarter, one vessel ceased operating under a contract of affreightment and began operating under a term contract. As of June 30, 2006, eight of the ten vessels were operated on term contracts and two vessels were operated under contracts of affreightment.

Operating Income.   Operating income for the Current Six Months was impacted by regulatory drydocking costs and insurance deductibles of approximately $1.2 million for one of the Company’s tankers following a grounding in Alaska. There were no regulatory drydocking costs during the Current Year Quarter.

Fleet Counts.   As of June 30, 2006, Marine Transportation Services operated ten Jones Act U.S.-flag product tankers in the domestic coastwise trade, of which it owns nine and leases one.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2006		2005		2006		2005		3 Mos	6 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 / ‘05	‘06 / ‘05
Operating Revenues:

U. S. only	$36,339	100%	$27,333	100%	$70,827	100%	$52,863	100%	33%	34%
Operating Income	$13,594	37%	$7,092	26%	$28,397	40%	$14,756	28%	92%	92%

Operating Revenues.   Operating revenues increased $9.0 million in the Current Year Quarter compared to the Prior Year Quarter and increased $18.0 million in the Current Six Months compared to the Prior Six Months, primarily due to fleet additions and better pricing attributable to the supply and demand for barges being closely balanced. Growth in the Inland River Services fleet increased the number of available barge operating days by 4.0% in the Current Year Quarter compared to the Prior Year Quarter and by 9.5% in the Current Six Months compared to the Prior Six Months.

Operating Income.   Operating income increased $6.5 million in the Current Year Quarter compared to the Prior Year Quarter and increased $13.6 million in the Current Six Months compared to the Prior Six Months, primarily due to the increases in operating revenue noted above. The improvement in operating income was partially offset by higher operating expenses related to increased towing costs and vendor service charges. These increases were caused by higher fuel and labor costs as well as by changes in operating patterns that resulted in longer barge voyages.

Fleet Counts.   As of June 30, 2006, Inland River Services operated a fleet of 1,155 dry cargo hopper barges, of which 787 were owned, 187 were chartered in, 175 were managed and six were joint-ventured. Inland River Services also owns 47 chemical tank barges and seven towboats, three of which are joint-ventured and other assets related to its fleeting services business.

Aviation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2006		2005		2006		2005		3 Mos	6 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 / ‘05	‘06 / ‘05
Operating Revenues:

U. S.	$38,347	96%	$30,441	98%	$71,193	97%	$54,316	99%	26%	32%
Foreign	1,556	4%	508	2%	2,164	3%	508	1%	206%	326%
	$39,903	100%	$30,949	100%	$73,357	100%	$54,824	100%	29%	35%
Operating Income (Loss)	$3,835	10%	$2,805	9%	$3,521	5%	$(1,169)	(2)%	37%	401%

Operating Revenues.   Operating revenues increased $9.0 million in the Current Year Quarter compared to the Prior Year Quarter and increased $18.5 million the Current Six Months compared to the Prior Six Months, primarily due to higher demand in the U.S. Gulf of Mexico, continued support of hurricane-related recovery efforts and an overall increase in rates. Flight hours increased by 20.8% in the Current Year Quarter compared to the Prior Year Quarter and by 33.2% in the Current Six Months compared to the Prior Six Months. Aviation Services also generated increased international revenues from long-term leases of equipment that had been idle in the Prior Year Quarter and Prior Six Months.

Operating Income.   Operating income increased $1.0 million in the Current Year Quarter compared to the Prior Year Quarter and increased $4.7 million the Current Six Months compared to the Prior Six Months, primarily due to the increase in operating revenues. The increase was partially offset by higher operating expenses related to fleet modernization, including training, wages and taxes. Additionally, repair and maintenance expenses increased due to the timing of major overhauls and management’s decision to place certain of Aviation Services’ new fleet under contractual arrangements with third party vendors for maintenance.

Expenses in the Current Year Quarter and Current Six Months were also higher than in the comparable prior periods as a result of costs associated with rebuilding bases that were damaged by the hurricanes of 2005 and legal costs primarily related to a Department of Justice subpoena.

Fleet Counts.   As of June 30, 2006, Aviation Services operated a fleet of 111 helicopters compared to 116 as of June 30, 2005.

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Percent Change
	2006		2005		2006		2005		3 Mos	6 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 / ‘05	‘06 / ‘05
Operating Revenues:

United States	$31,872	86%	$31,662	89%	$54,681	84%	$62,960	88%	1%	(13)%
Foreign	5,074	14%	3,973	11%	10,188	16%	8,568	12%	28%	19%
	$36,946	100%	$35,635	100%	$64,869	100%	$71,528	100%	4%	(9)%
Operating Income	$4,489	12%	$3,375	9%	$6,766	10%	$7,939	11%	33%	(15)%

Operating Revenues.   Operating revenues in the Current Year Quarter increased $1.3 million compared to the Prior Year Quarter primarily due to greater retainer fees. Operating revenues from spill response activities were constant between periods. For the Current Year Quarter spill response revenues were $18.1 million primarily due to a spill response event in Lake Charles, Louisiana. For the Prior Year Quarter, spill response revenues were also $18.1 million primarily due to a major spill response event in the Delaware River that began in the fourth quarter of 2004.

Operating revenues in the Current Six Months decreased $6.7 million compared to the Prior Six Months primarily due to the lower level of spill response activities. For the Current Six Months, operating revenues from spill response activities were $27.0 million compared to $38.3 million in the Prior Six

Months. As noted, the Delaware River response event generated operating revenues throughout the Prior Six Months whereas the event in Lake Charles, Louisiana generated revenue only in the Current Year Quarter. The decrease of $11.3 million in spill response revenues was offset by $4.6 million of increased retainer and other project services revenues.

Operating Income.   Operating income in the Current Year Quarter increased $1.1 million compared the Prior Year Quarter primarily due to increased revenues from greater retainer fees.

Operating income in the Current Six Months decreased $1.1 million compared the Prior Six Months primarily due to the lower level of spill response activities.

The operating results of Environmental Services are very dependent on the number of spill events in a given period and the magnitude of each. Consequently, spill response revenues and related profits can vary materially between comparable periods, and the operating revenues and profits earned by these spill events in any one period are not necessarily indicative of a trend or of anticipated results in future periods.

Other Operating Income and Corporate Expenses

	For the Three Months		For the Six Months		Percent Change
	Ended June 30,		Ended June 30,		3 Mos	6 Mos
	2006	2005	2006	2005	‘06/’05	‘06/’05
Harbor and Offshore Towing Services	$694	$—	$3,874	$—	N/A	N/A
Corporate expense	(8,860)	(4,516)	(17,604)	(8,704)	96%	102%
Other	4	—	10	5	N/A	100%
	$(8,162)	$(4,516)	$(13,720)	$(8,699)	81%	58%

Harbor and Offshore Towing Services.   Operating results for the Current Year Quarter and Current Six Months reflect the Company’s Harbor and Offshore Towing Services fleet operations acquired in the Seabulk Merger. As of June 30, 2006, Harbor and Offshore Towing Services operated 26 tugs. Operating income in the Current Year Quarter was negatively impacted by several factors including a reduction of traffic in one port due to labor unrest in South America, a shift in overall harbor traffic toward lower tariff jobs consistent with historical seasonal patterns and an increase in regulatory drydocking and repair and maintenance costs.

Corporate Expenses.   Corporate expenses increased $4.3 million in the Current Year Quarter compared to the Prior Year Quarter and increased $8.9 million in the Current Six Months compared to the Prior Six Month, as a consequence of higher salary and related expenditures following the Seabulk Merger.

Other Income (Expense)

	For the Three Months		For the Six Months		Percent Change
	Ended June 30,		Ended June 30,		3 Mos	6 Mos
	2006	2005	2006	2005	‘06/’05	‘06/’05
Net interest expense	$(3,761)	$(3,066)	$(10,693)	$(6,978)	23%	53%
Derivative transactions gains (losses), net	3,084	(178)	272	(1,768)	183%	115%
Foreign currency transactions gains, net	1,217	4,401	1,376	3,852	(72)%	(64)%
Marketable security transactions gains (losses), net	(3,341)	8,502	(6,926)	14,736	(139)%	(147)%
Other, net	595	440	623	640	35%	(3)%
	$(2,206)	$10,099	$(15,348)	$10,482	(122)%	(246)%

Net interest expense increased in the Current Year Quarter and the Current Six Months compared to the Prior Year Quarter and the Prior Six Months, primarily due to interest expense on assumed debt as part of the Seabulk Merger. This was partially offset by increases in capitalized interest due to increased spending on new equipment and interest income resulting from higher cash balances and interest rates. Derivative transactions gains (losses), net improved in the Current Year Quarter and the Current Six Months compared to the Prior Year Quarter and the Prior Six Months, primarily due to increased gains on commodity and foreign currency future contracts, partially offset by losses on an interest rate swap assumed as part of the Seabulk Merger. Marketable security transactions gains (losses), net included realized gains (losses) from the sale of equity and fixed income marketable securities and realized and unrealized gains (losses) on short-sale positions.

Equity in Earnings of 50% or Less Owned Companies

Equity earnings increased $3.4 million to $6.0 million in the Current Year Quarter from $2.6 in the Prior Year Quarter, and $8.2 million to $12.4 million in the Current Six Months from $4.2 million in the Prior Six Months. The improvement was primarily the result of a Current Year Quarter gain of $4.2 million in the equity earnings of an offshore marine joint venture resulting from the sale of an offshore supply vessel and a Current Six Months gain of $4.5 million on the sale of the Company’s interest in a Mexican joint venture.

Discontinued Operations

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. (“Era”). Effective May 27, 2005, the Company sold Era’s regional airline service business for cash consideration of $15.0 million. The operating results of the regional airline service business for the Prior Year Quarter and Prior Six Months have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Operations.

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

Summary of Cash Flows

	For the Six Months Ended June 30,
	2006	2005
Cash flows provided by or (used in):
Operating activities	$135,744	$52,032
Investing activities	(38,027)	114,063
Financing activities	(42,294)	(985)
Effect of exchange rate changes on cash	677	(2,310)
Net increase in cash and cash equivalents	$56,100	$162,800

Operating Activities

Cash flows from operating activities increased in the Current Six Months compared to the Prior Six Months primarily due to the Seabulk Merger and improved operating results before depreciation and asset sales in all of the Company’s lines of business (see Consolidated Results of Operations discussion above), partially offset by increases in working capital.

Investing Activities

Cash flows from investing activities declined in the Current Six Months compared to the Prior Six Months primarily from decreased proceeds on the sale of marketable securities and increased deposits into construction reserve fund accounts from sales of offshore supply vessels. These additional cash uses were partially offset by a decrease in purchases of marketable securities and proceeds on the sale of the Marmex joint venture. Capital expenditures aggregated $149.5 million in the Current Six Months. Also in the Current Six Months, the Company sold vessels, helicopters, “held for sale” assets, other equipment and undelivered equipment for aggregate consideration of $138.7 million.

Construction reserve fund accounts were established by the Company pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration.

As of June 30, 2006, construction reserve funds of $192.9 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire property and equipment. During the Current Six Months, construction reserve fund account transactions included withdrawals of $10.2 million, deposits of $76.6 million and earned interest of $3.7 million.

The Company’s unfunded capital commitments as of June 30, 2006 consisted primarily of marine service vessels, helicopters and barges and totaled $631.7 million, of which $429.7 million is payable in 2006 and 2007, with the remaining balance payable through 2009. Of these commitments, approximately $187.8 million may be terminated without further liability other than the payment of liquidated damages of $4.9 million in the aggregate. Subsequent to the end of the quarter the Company committed to purchase additional equipment for $37.5 million.

Financing Activities

Cash flows used in financing activities increased in the Current Six Months compared to the Prior Six Months primarily due to repayment of outstanding debt and the Company’s repurchases of Common Stock.

During the Current Six Months the Company acquired 336,500 shares of Common Stock for treasury in the amount of $25.8 million. As of June 30, 2006, repurchase authority of $24.2 million granted by the Company’s Board of Directors remained available for the acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes Due 2009, its 5-7/8% Senior Notes due 2012, its 2.875% Convertible Debentures Due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Subsequent to June 30, 2006, the Company’s Board of Directors increased the above referenced repurchase authority to $75.0 million.

As of June 30, 2006, the Company had no outstanding borrowings under the SEACOR revolving credit facility which terminates in February 2007. Remaining availability under the SEACOR revolving credit facility was $160.8 million, net of issued letters of credit of $39.2 million. During the Current Six Months, the Company terminated Seabulk’s credit facility.

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

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that the other providers also have received such subpoena. SEACOR intends to provide all information requested in response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May  2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk and/or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund based in the United Kingdom: the Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. The most recent actuarial review of the MNOPF determined there was a funding deficit of $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. In March 2006, the MNOPF was scheduled to undergo an actuarial valuation to determine if additional contributions would be required; however, the Company has not received notification of any new actuarial valuation results. Depending on the results of future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by SEACOR on January 1, 2007. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There has been no significant change in the Company’s exposure to market risk during the six months ended June 30, 2006 except as described below.

As of June 30, 2006, the Company held positions in short sales of marketable equity securities with a fair value of $62.4 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of June 30, 2006 would reduce income and comprehensive income by $4.1 million, net of tax.

As of June 30, 2006, the Company had foreign currency forward contracts in British Pounds Sterling, Euros and Singapore Dollars with notional values totaling £10.0 million, €85.0 million and S$69.7 million. Certain of the foreign currency forward contracts denominated in Euros have been designated as a fair value hedge for capital commitments with a notional value of €53.4 million. During the six months ended June 30, 2006, the Company recognized income of $3.7 million on foreign currency forward contracts, net of a $0.4 million loss on fair value adjustments to the capital commitments.

Subsequent to June 30, 2006, the Company entered into an additional foreign currency forward contract with a notional value of €18.0 million, of which €17.7 million was designated as a fair value hedge related to a commitment made subsequent to June 30, 2006 to purchase certain additional equipment.

ITEM 4.                CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the operations of Seabulk, acquired July 1, 2005, were excluded. The business constituted approximately $1.1 billion of total assets as of June 30, 2006 and $17.7 million of net income for the six months ended June 30, 2006.

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

PART II—OTHER INFORMATION

ITEM 1A.        RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)
April 1 - 30, 2006	—	$—	—	$50,000,000
May 1 - 31, 2006	43,300	$77.13	43,300	$46,660,142
June 1 - 30, 2006	293,200	$76.48	293,200	$24,237,331
Total	336,500		336,500

             (1) Beginning in February 1997 and increased at various times through February 2006, the Board of Directors authorized the repurchase of $374.2 million of Common Stock, debt or combination thereof. Through June 30, 2006, the Company has repurchased $271.8 million and $78.2 million of Common Stock and debt, respectively.

             (2) Subsequent to June 30, 2006, the Company’s Board of Directors increased the repurchase authority to $75.0 million.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on May 17, 2006. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
1.Election of Directors:
Charles Fabrikant	20,306,213	N/A	251,275	N/A	N/A
Andrew Morse	14,763,204	N/A	5,794,284	N/A	N/A
Michael E. Gellert	20,259,367	N/A	298,121	N/A	N/A
Stephen Stamas	20,245,563	N/A	311,925	N/A	N/A
Richard M. Fairbanks III	20,364,309	N/A	193,179	N/A	N/A
Pierre de Demandolx	20,362,708	N/A	194,780	N/A	N/A
John C. Hadjipateras	20,449,578	N/A	107,910	N/A	N/A
Oivind Lorentzen	20,327,747	N/A	229,741	N/A	N/A
James A.F. Cowderoy	20,302,834	N/A	254,654	N/A	N/A
Steven J. Wisch	20,449,578	N/A	107,910	N/A	N/A
Christopher Regan	20,457,905	N/A	99,583	N/A	N/A
Steven Webster	16,603,596	N/A	3,953,892	N/A	N/A
2.The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006	20,483,095	73,569	N/A	825	N/A

ITEM 6.                EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)
DATE: August 7, 2006	By:	/s/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
DATE: August 7, 2006	By:	/s/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.