Form 10-Q
period 2006-09-30
SEACOR HOLDINGS INC /NEW/
filed 2006-11-07
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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
Yes  ☐   No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of November 1, 2006 was 24,477,707. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$494,472	$484,422
Restricted cash	47,887	41,187
Available-for-sale securities	24,204	12,595
Receivables:
Trade, net of allowance for doubtful accounts of $8,432 and $13,696 at September 30, 2006 and December 31, 2005, respectively	261,275	242,159
Other	20,765	18,672
Deferred income taxes	5,195	5,196
Held for sale assets	—	6,810
Inventories	25,266	21,996
Prepaid expenses and other	14,749	6,054
Total current assets	893,813	839,091
Investments, at Equity, and Receivables from 50% or Less Owned Companies	39,107	36,954
Property and Equipment	2,193,796	2,108,724
Less accumulated depreciation	(428,806)	(349,331)
Net property and equipment	1,764,990	1,759,393
Construction Reserve Funds & Title XI Reserve Funds	272,494	146,317
Goodwill	41,858	40,351
Intangible Assets	28,282	40,182
Other Assets	35,752	22,853
	$3,076,296	$2,885,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,013	$7,539
Current portion of capital lease obligations	2,430	2,966
Accounts payable and accrued expenses	77,431	72,719
Other current liabilities	199,998	164,682
Total current liabilities	287,872	247,906
Long-Term Debt	943,765	950,403
Capital Lease Obligations	20,802	27,232
Deferred Income Taxes	274,981	242,316
Deferred Gains and Other Liabilities	49,079	49,543
Minority Interest in Subsidiaries	6,761	6,436
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 31,695,862 and 31,341,739 shares issued at September 30, 2006 and December 31, 2005, respectively	317	313
Additional paid-in capital	868,192	861,722
Retained earnings	898,021	721,982
Less 7,226,784 and 6,522,890 shares held in treasury at September 30, 2006 and December 31, 2005, respectively, at cost	(274,493)	(220,814)
Unamortized restricted stock	—	(3,708)
Accumulated other comprehensive income:
Cumulative translation adjustments	378	(353)
Unrealized gain on available-for-sale securities	621	2,163
Total stockholders’ equity	1,493,036	1,361,305
	$3,076,296	$2,885,141

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenues	$349,361	$294,869	$986,262	$637,885
Costs and Expenses:
Operating expenses	196,608	180,136	553,401	412,916
Administrative and general	30,880	31,115	95,238	68,939
Depreciation and amortization	40,977	46,535	126,555	83,309
	268,465	257,786	775,194	565,164
Gains (Losses) on Asset Dispositions and Impairments, Net	12,054	(618)	57,020	14,710
Operating Income	92,950	36,465	268,088	87,431
Other Income (Expense):
Interest income	10,279	4,754	26,501	12,917
Interest expense	(13,307)	(16,541)	(40,222)	(31,682)
Derivative transactions gains (losses), net	2,813	(4,425)	3,085	(6,193)
Foreign currency transactions gains, net	650	2,436	2,026	6,288
Marketable security transactions gains (losses), net	4,549	10,388	(2,377)	25,124
Other, net	117	891	740	1,531
	5,101	(2,497)	(10,247)	7,985
Income from Continuing Operations Before Income Tax Expense, Minority Interest in (Income) Loss of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	98,051	33,968	257,841	95,416
Income Tax Expense	37,037	13,894	96,171	36,082
Income from Continuing Operations Before Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	61,014	20,074	161,670	59,334
Minority Interest in (Income) Loss of Subsidiaries	(451)	223	(638)	103
Equity in Earnings of 50% or Less Owned Companies	2,607	200	15,007	4,411
Income from Continuing Operations	63,170	20,497	176,039	63,848
Income from Discontinued Operations, Net of Tax	—	—	—	364
Net Income	$63,170	$20,497	$176,039	$64,212

Basic Earnings Per Common Share:
Income from Continuing Operations	$2.57	$0.83	$7.11	$3.12
Income from Discontinued Operations	—	—	—	0.01
Net Income	$2.57	$0.83	$7.11	$3.13
Diluted Earnings Per Common Share:
Income from Continuing Operations	$2.28	$0.76	$6.32	$2.79
Income from Discontinued Operations	—	—	—	0.02
Net Income	$2.28	$0.76	$6.32	$2.81
Weighted Average Common Shares Outstanding:
Basic	24,575,065	24,788,697	24,742,553	20,486,217
Diluted	28,281,842	28,561,674	28,448,157	24,150,967

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005

Net Cash Provided by Operating Activities	$235,904	$107,719
Cash Flows from Investing Activities:
Purchases of property and equipment	(237,706)	(178,709)
Proceeds from disposition of property, equipment and held for sale assets	168,642	223,349
Purchases of securities	(38,949)	(104,160)
Proceeds from sale of securities	62,509	215,093
Investments in and advances to 50% or less owned companies	(11,403)	(859)
Proceeds on sale of investments in 50% or less owned companies	15,600	—
Principal payments on notes due from 50% or less owned companies	5,767	142
Principal payments on notes due from non-affiliate	873	7,319
Net increase in restricted cash	(6,700)	(14,523)
Net (increase) decrease in construction reserve funds and title XI reserve funds	(126,177)	41,998
Cash settlements on derivative transactions, net	5,128	485
Investments in sales-type leases	(5,183)	—
Seabulk Merger, net of cash acquired	—	(69,498)
Acquisition of Era Aviation, Inc. adjustments to purchase price	—	4,793
Sale of discontinued operations	—	15,000
Other	(34)	—
Net cash (used in) provided by investing activities	(167,633)	140,430
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(28,019)	(58,139)
Proceeds from issuance of long term debt	16,499	64,819
Common stock acquired for treasury	(58,142)	(6,026)
Proceeds and tax benefits from share award plans	10,438	6,728
Dividends paid to minority interest holders	(517)	(586)
Cash received from minority interest holders	200	341
Net cash (used in) provided by financing activities	(59,541)	7,137
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,320	(162)
Net Increase in Cash and Cash Equivalents	10,050	255,124
Cash and Cash Equivalents, Beginning of Period	484,422	214,389
Cash and Cash Equivalents, End of Period	$494,472	$469,513

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

The condensed consolidated financial information for each of the three and nine months ended September 30, 2006 and 2005 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries, which effective July 1, 2005 include Seabulk International, Inc. (“Seabulk”—see Note 2). In the opinion of management, all adjustments (consisting of normal recurring adjustments and those described in Note 2) have been made to present fairly the Company’s financial position as of September 30, 2006, its results of operations for each of the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

2.                 Seabulk Merger and Disposition of Held for Sale Seabulk Assets

On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). The Company’s purchase price was $525.3 million, including  6,354,642 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), 394,446 options to purchase Common Stock, 51,832 Restricted Stock Units under the SEACOR Deferred Compensation Plan, plus additional cash consideration and transaction expense of approximately $96.9 million.  The Seabulk Merger was accounted for as a purchase, with SEACOR as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, SEACOR performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their fair values as of July 1, 2005, with the excess of purchase price over fair value recorded as goodwill in the amount of $13.9 million.  The fair value analysis of assets and liabilities acquired in the Seabulk Merger was finalized as of July 1, 2006.

Changes to the allocation of purchase price during the nine months ended September 30, 2006 are summarized in the following table (in thousands):

Trade receivables	$830
Held for sale assets	(705)
Net property and equipment	(7,818)
Goodwill	1,738
Intangible Assets	(8,808)
Other Assets	10,671
Other current liabilities	1,007
Deferred Taxes	1,639
Adjustments to Purchase Price(1)	$(1,446)

(1)                Represents tax benefit on SEACOR restricted stock units issued in connection with the Seabulk Merger.

As part of the fair value analysis, the Company designated certain Seabulk vessels as held for sale in the aggregate amount of $123.0 million, net of drydock commitments, including two foreign-flag double-hull product tankers, one tug and 13 offshore supply vessels. During the six months ended December 31, 2005, Seabulk sold the two foreign-flag double-hull product tankers, one tug and seven offshore supply vessels for aggregate consideration of $116.5 million. No gain or loss on sale of the vessels was recognized in 2005 as the fair value of the vessels was equal to the net sales price.  During the nine months ended September 30, 2006, Seabulk sold the remaining six offshore supply vessels for aggregate consideration of $7.2 million and recognized a gain of $0.7 million.

Pro forma Information—The following pro forma information has been prepared as if the acquisition of Seabulk had occurred on January 1, 2005 (in thousands, except per share data):

	For the Nine Months Ended September 30,
	2006	2005 Pro forma
Operating Revenues	$986,262	$830,153
Operating Income	268,088	97,762
Net Income	176,039	57,991
Basic Earnings Per Common Share	7.11	2.35
Diluted Earnings Per Common Share	6.32	2.16

This pro forma information has been prepared for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had taken place on that date, nor does it purport to be indicative of the future operating results of the Company.

3.                 Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures were $237.7 million in the nine months ended September 30, 2006. Equipment deliveries during the period included four offshore services vessels, 50 new dry cargo covered hopper barges, three new chemical tank barges, two deck barges and eight new helicopters.

During the nine months ended September 30, 2006, in addition to the disposition of the six Seabulk vessels that had been held for sale, the Company sold 41 offshore support vessels, three helicopters, other equipment and undelivered equipment for aggregate consideration of $161.4 million and recognized a gain of $56.3 million.

Equipment, stated at cost, is depreciated over the estimated useful lives of the assets using the straight-line method. For offshore support vessels and related equipment estimated useful lives are generally 20 years from date of build, for tankers 25 years from date of build or the required retirement date as determined by the Oil Pollution Act of 1990, for inland river dry cargo, deck and chemical tank barges 20 years from date of build, for helicopters and related equipment twelve years from date of build, for tugs used in Harbor and Offshore Towing Services 40 years from date of build, and for all other equipment two to 20 years.

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

As of September 30, 2006, construction reserve funds of $255.9 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the nine months ended September 30, 2006, construction reserve fund account transactions included withdrawals of $10.2 million, deposits of $136.9 million and earned interest of $6.4 million.

6.                 Commitments and Contingencies

The Company’s unfunded capital commitments as of September 30, 2006 consisted primarily of marine service vessels, harbor tugs, helicopters, barges and capital improvements to certain of the existing marine transportation fleet.  Such unfunded capital commitments totaled $685.8 million, of which $151.0 million and $323.8 million is payable in 2006 and 2007, respectively, with the remaining balance payable through 2009. Of these commitments, approximately $183.8 million may be terminated without further liability other than the payment of liquidated damages of $9.8 million in the aggregate.  Subsequent to September 30, 2006, a joint venture in which the Company has a 50% interest assumed $65.6 million of the above unfunded capital commitments.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of September 30, 2006, the total amount guaranteed by the Company was $8.4 million.

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

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund based in the United Kingdom: the Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. An actuarial valuation of the MNOPF determined there was a funding deficit of $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. In March 2006, the MNOPF underwent another actuarial valuation to determine if additional contributions would be required. The Company has received notification that a draft actuarial valuation will be discussed in a meeting of participating employers in December 2006. Depending on the results of this and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

7.                 Long-Term Debt

As of September 30, 2006, the Company had no outstanding borrowings under the SEACOR Revolving Credit Facility. During the three months ended March 31, 2006, the Company terminated Seabulk’s credit facility.

During the nine months ended September 30, 2006, the Company made principal payments on long-term debt and capital lease obligations of $28.0 million and received offshore vessel construction financing of $16.5 million. Payments included $10.5 million on debt assumed in a December 2005 acquisition and $9.5 million on the termination of a capital lease and the payoff of an offshore vessel note assumed in the Seabulk Merger.

On November 3, 2006, the Company replaced its existing revolving credit facility that was due to expire in February 2007 with a new unsecured revolving credit facility that is due to expire in November 2013. The amount of the new revolving credit facility is initially $300.0 million which, in the absence of a material adverse change or event of default, may be increased with Lender consent to up to $450.0 million.  The new revolving credit facility will be reduced by 10% of the maximum committed amount during its term ($300.0 million plus any agreed upon increase) at the beginning of each of the final two years of the credit agreement. As of November 3, 2006, the Company had no outstanding borrowings under the new revolving credit facility and the remaining availability under this new facility was $299.5 million, net of issued letters of credit of $0.5 million. Additionally, SEACOR had outstanding issued letters of credit apart from the new revolving credit facility totaling $42.5 million.

8.                 Stock and Debt Repurchases

During the nine months ended September 30, 2006, the Company acquired 727,180 shares of Common Stock for treasury in the amount of $58.1 million. As of September 30, 2006, repurchase authority of $42.6 million granted by the Company’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes Due 2009, its 5 7/8% Senior Notes due 2012, its 2.875% Convertible Debentures Due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

9.                 Earnings Per Common Share

Basic earnings per common share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per common share for the three months ended September 30, 2006 excluded 80,750 shares subject to stock options as the effect of their inclusion in the computation would have been antidilutive. Diluted earnings per share for the nine months ended September 30, 2006 excluded 113,750 shares subject to stock options and 18,500 shares of restricted stock as the effect of their inclusion in the computation would have been antidilutive.  Diluted earnings per common share for the three and nine months ended September 30, 2005 excluded 27,058 shares subject to stock options and 109,768 shares of restricted stock as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per share for the periods presented are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2006
Basic Earnings Per Common Share	$63,170	24,575	$2.57	$176,039	24,743	$7.11
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	289		—	287
Convertible Securities	1,213	3,418		3,639	3,418
Diluted Earnings Per Common Share	$64,383	28,282	$2.28	$179,678	28,448	$6.32
2005
Basic Earnings Per Common Share	$20,497	24,789	$0.83	$64,212	20,486	$3.13
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	355		—	247
Convertible Securities	1,211	3,418		3,619	3,418
Diluted Earnings Per Common Share	$21,708	28,562	$0.76	$67,831	24,151	$2.81

10.          Comprehensive Income

For the three months ended September 30, 2006 and 2005, total comprehensive income was $62.9 million and $12.2 million, respectively. For the nine months ended September 30, 2006 and 2005, total comprehensive income was $175.2 million and $47.8 million, respectively. Other comprehensive income consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

11.          Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Share-Based Payments. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) eliminates the alternative of using the intrinsic method of accounting provided for in APB No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

The Company’s share-based compensation plans as described in Note 13 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not been modified during the nine months ended September 30, 2006. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method which requires the Company to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company will present the excess tax benefits from the exercise of stock options as a financing cash flow in our statements of cash flows. The impact of adopting SFAS No. 123(R) lowered net income for the three and nine months ended September 30, 2006, $0.3 million and $1.2 million, respectively. The impact of adopting SFAS No. 123(R) lowered basic earnings per common share for the three and nine months ended September 30, 2006, $0.01 and $0.05, respectively, and lowered diluted earnings per common share for the three and nine months ended September 30, 2006, $0.01 and $0.04, respectively.

During the three and nine months ended September 30, 2006, the Company recognized $1.6 million and $4.9 million, respectively, of compensation expense related to stock options, employee stock purchase plan purchases, restricted stock grants (including restricted stock units) and director stock grants. As of September 30, 2006, the Company had approximately $15.6 million in total unrecognized compensation costs of which $1.6 million and $4.8 million is expected to be recognized in 2006 and 2007, respectively, with the remaining balance recognized through 2011.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation are presented below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income, As Reported	$20,497	$64,212
Add: Stock Based Compensation Using Intrinsic Value Method, net of tax	467	1,381
Less: Stock Based Compensation Using Fair Value Method, net of tax	(686)	(1,894)
Net Income, Pro Forma	$20,278	$63,699
Basic Earnings Per Common Share:
As Reported	$0.83	$3.13
Pro Forma	0.82	3.11
Diluted Earnings Per Common Share:
As Reported	$0.76	$2.81
Pro Forma	0.75	2.79

The weighted average value of grants under the Company’s share-based compensation plans were $48.90 and $37.50 for the nine months ended September 30, 2006 and 2005, respectively. The fair value of each option granted during the nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 25.7% and 27.6%, respectively, (c) weighted average discount rates of 4.90% and 3.98%, respectively, and (d) expected lives of five years.

The following transactions have occurred in connection with the Company’s share-based compensation plans during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise / Grant Price
Stock Option Activities:
Outstanding at December 31, 2005	919,653	$37.23
Granted	152,750	$81.30
Exercised	(185,598)	$21.08
Cancelled	(5,205)	$73.73
Outstanding at September 30, 2006	881,600	$48.05
Options exercisable at September 30, 2006	532,032	$37.99
Director stock awards granted	3,875	$80.56
Restricted stock awards granted (including 275 restricted stock units)	117,920	$74.58
Restricted stock awards cancelled	635	$71.32
Employee Stock Purchase Plan shares issued	23,921	$60.18
Shares available for future grant at September 30, 2006	672,073

During the nine months ended September 30, 2006, the Company also issued 47,005 shares of Common Stock in exchange for restricted stock units previously issued by Seabulk and assumed as part of the Seabulk Merger.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $10.4 million. As of September 30, 2006, the aggregate intrinsic value of all options outstanding, all exercisable options and all restricted stock awards outstanding was $30.4 million, $23.7 million and $14.8 million, respectively.

The following table summarizes certain information about the options outstanding at September 30, 2006 grouped into five exercise price ranges:

	Exercise Price Range
	Under $15.01	$15.01 to $30.00	$30.01 to $45.00	$45.01 to $60.00	over $60.00
Options outstanding at September 30, 2006	35,682	85,949	393,769	115,400	250,800
Weighted-average exercise price	12.80	27.22	37.47	51.61	75.17
Weighted-average remaining contractual life (years)	2.94	3.07	5.60	6.35	9.31
Options exercisable at September 30, 2006	35,682	79,667	298,846	79,602	38,235
Weighted average exercise price of exercisable options	12.80	27.61	37.12	50.46	63.98

12.          New Accounting Pronouncements

On July 13, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by SEACOR on January 1, 2007. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

On September 15, 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability.  SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2006 and will be adopted by SEACOR on January 1, 2007. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

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

The following tables summarize information about the operating results for the Company’s reportable segments (in thousands):

	Offshore	Marine	Inland
	Marine	Transportation	River	Aviation	Environmental
	Services	Services	Services	Services	Services	Other	Total
For the Three Months Ended September 30, 2006
External customers	$179,826	$35,617	$38,798	$43,755	$38,885	$12,480	$349,361
Intersegment	(139)	—	—	44	—	72	(23)
Operating revenues	179,687	35,617	38,798	43,799	38,885	12,552	349,338
Operating expenses	(89,791)	(21,017)	(18,563)	(33,269)	(26,370)	(7,744)	(196,754)
Administrative and general	(10,118)	(1,064)	(1,013)	(3,413)	(5,931)	(1,668)	(23,207)
Depreciation and amortization	(19,353)	(10,159)	(3,804)	(5,264)	(731)	(1,265)	(40,576)
Gains on asset dispositions	10,168	—	—	1,880	6	—	12,054
Other income (expense), primarily foreign currency	(166)	(3)	26	—	(39)	—	(182)
Equity in earnings of 50% or less owned companies	1,683	—	—	—	374	550	2,607
Reportable Segment Profit	$72,110	$3,374	$15,444	$3,733	$6,194	$2,425	103,280
Corporate expenses							(7,910)
Other income (expense) not included above							5,283
Equity in earnings of 50% or less owned companies							(2,607)
Segment Eliminations							5
Income before Taxes, Minority Interest and Equity Earnings							$98,051
For the Three Months Ended September 30, 2005
External customers	$146,823	$35,723	$29,702	$43,949	$27,466	$11,206	$294,869
Intersegment	19	—	—	—	—	137	156
Operating revenues	146,842	35,723	29,702	43,949	27,466	11,343	295,025
Operating expenses	(82,726)	(24,692)	(17,203)	(30,583)	(17,400)	(7,674)	(180,278)
Administrative and general	(11,290)	(705)	(644)	(3,579)	(4,546)	(1,335)	(22,099)
Depreciation and amortization	(25,040)	(11,663)	(3,151)	(4,212)	(901)	(1,226)	(46,193)
Gains (losses) on asset dispositions	(905)	—	—	306	(19)	—	(618)
Other income, primarily foreign currency	3,288	—	—		17	26	3,331
Equity in earnings (losses) of 50% or less owned companies	2,051	—	—	—	270	(2,121)	200
Reportable Segment Profit	$32,220	$(1,337)	$8,704	$5,881	$4,887	$(987)	49,368
Corporate expenses							(9,378)
Other income (expense) not included above							(5,828)
Equity in earnings (losses) of 50% or less owned companies							(200)
Segment Eliminations							6
Income before Taxes, Minority Interest and Equity Earnings							$33,968

	Offshore	Marine	Inland
	Marine	Transportation	River	Aviation	Environmental
	Services	Services	Services	Services	Services	Other	Total
For the Nine Months Ended September 30, 2006
External customers	$507,952	$110,787	$109,625	$116,804	$103,754	$37,340	$986,262
Intersegment	(128)	—	—	352	—	252	476
Operating revenues	507,824	110,787	109,625	117,156	103,754	37,592	986,738
Operating expenses	(255,992)	(60,552)	(52,607)	(88,751)	(73,223)	(22,921)	(554,046)
Administrative and general	(33,276)	(3,077)	(2,658)	(11,065)	(15,492)	(5,125)	(70,693)
Depreciation and amortization	(64,273)	(30,506)	(10,545)	(14,109)	(2,205)	(3,799)	(125,437)
Gains (losses) on asset dispositions	53,209	—	—	4,023	(209)	—	57,023
Other income (expense), primarily foreign currency	116	(12)	28	489	(103)	—	518
Equity in earnings (losses) of 50% or less owned companies	13,555	—	—	(5)	737	720	15,007
Reportable Segment Profit	$221,163	$16,640	$43,843	$7,738	$13,259	$6,467	309,110
Corporate expenses							(25,514)
Other income (expense) not included above							(10,765)
Equity in earnings (losses) of 50% or less owned companies							(15,007)
Segment Eliminations							17
Income before Taxes, Minority Interest and Equity Earnings							$257,841
For the Nine Months Ended September 30, 2005
External customers	$311,175	$35,723	$82,565	$98,222	$98,994	$11,206	$637,885
Intersegment	60	—	—	477	—	137	674
Operating revenues	311,235	35,723	82,565	98,699	98,994	11,343	638,559
Operating expenses	(186,311)	(24,692)	(48,855)	(74,642)	(71,402)	(7,674)	(413,576)
Administrative and general	(27,032)	(705)	(1,722)	(8,018)	(12,534)	(1,340)	(51,351)
Depreciation and amortization	(46,660)	(11,663)	(8,539)	(12,218)	(2,539)	(1,226)	(82,845)
Gains on asset dispositions	13,788	—	11	891	20	—	14,710
Other income, primarily foreign currency	7,118	—	27	192	58	76	7,471
Equity in earnings (losses) of 50% or less owned companies	4,911	—	—	—	930	(1,430)	4,411
Reportable Segment Profit (Loss)	$77,049	$(1,337)	$23,487	$4,904	$13,527	$(251)	117,379
Corporate expenses							(18,082)
Other income (expense) not included above							514
Equity in earnings (losses) of 50% or less owned companies							(4,411)
Segment Eliminations							16
Income before Taxes, Minority Interest and Equity Earnings							$95,416

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

Consolidated Results of Operations

The table below provides an analysis of the Company’s consolidated statements of operations for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2006 as compared to the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2005. Additional discussions of results of operations by business segment are presented below (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2006		2005		2006		2005		3 Mos	9 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06/ ‘05	‘06/ ‘05
Operating Revenues:
Offshore Marine Services	$179,687	51%	$146,842	50%	$507,824	51%	$311,235	49%	22%	63%
Marine Transportation Services	35,617	10%	35,723	12%	110,787	11%	35,723	5%	—%	210%
Inland River Services	38,798	11%	29,702	10%	109,625	11%	82,565	13%	31%	33%
Aviation Services	43,799	13%	43,949	15%	117,156	12%	98,699	15%	—%	19%
Environmental Services	38,885	11%	27,466	9%	103,754	11%	98,994	16%	42%	5%
Other and Eliminations	12,575	4%	11,187	4%	37,116	4%	10,669	2%	12%	248%
	$349,361	100%	$294,869	100%	$986,262	100%	$637,885	100%	18%	55%
Operating Income	$92,950	27%	$36,465	13%	$268,088	27%	$87,431	14%	155%	207%
Other income (expense)	5,101	1%	(2,497)	(1)%	(10,247)	(1)%	7,985	1%	304%	(228)%
Income before income taxes, minority interest & equity earnings	98,051	28	33,968	12%	257,841	26%	95,416	15%	189%	170%
Income tax expense	37,037	11%	13,894	5%	96,171	10%	36,082	6%	167%	167%
Income before minority interest & equity earnings	61,014	17%	20,074	7%	161,670	16%	59,334	9%	204%	172%
Minority interest	(451)	—%	223	—%	(638)	—%	103	—%	(302)%	(719)%
Equity earnings	2,607	1%	200	—%	15,007	2%	4,411	1%	1204%	240%
Income from continuing operations	63,170	18%	20,497	7%	176,039	18%	63,848	10%	208%	176%
Discontinued operations	—	—	—	—%	—	—	364	—%	N/A	N/A
Net income	$63,170	18%	$20,497	7%	$176,039	18%	$64,212	10%	208%	174%

Offshore Marine Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2006		2005		2006		2005		3 Mos	9 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06/ ‘05	‘06/ ‘05
Operating Revenues:
United States	$99,285	55%	$66,558	45%	$278,668	55%	$152,261	49%	49%	83%
Africa, primarily West Africa	42,444	24%	35,406	24%	117,600	23%	61,740	20%	20%	90%
United Kingdom	16,348	9%	14,386	10%	45,165	9%	46,756	15%	14%	(3)%
Asia	10,198	6%	12,517	9%	28,936	6%	19,820	6%	(19)%	46%
Middle East	8,306	4%	7,881	5%	23,824	5%	7,881	3%	5%	202%
Latin America/Mexico	3,106	2%	9,871	7%	13,631	2%	21,524	7%	(69)%	(37)%
Other	—	—	223	—	—	—	1,253	—	N/A	N/A
Total Foreign	80,402	45%	80,284	55%	229,156	45%	158,974	51%	—%	44%
	$179,687	100%	$146,842	100%	$507,824	100%	$311,235	100%	22%	63%
Operating Income	$70,593	39%	$26,881	18%	$207,492	41%	$65,020	21%	163%	219%

Operating Revenues.   Operating revenues increased $32.9 million in the Current Year Quarter compared to the Prior Year Quarter due to a 45.6% increase in average day rates, partially offset by a 12.4% reduction in available days, primarily due to net vessel dispositions.

Operating revenues increased $196.6 million in the Current Nine Months compared to the Prior Nine Months, due to a 37.8% increase in average day rates and a 22.9% increase in available days due to net vessel acquisitions primarily related to the Seabulk Merger. Operating revenues in the Current Nine Months attributable to vessels acquired in the Seabulk Merger were $152.8 million compared to $50.9 million in the Prior Nine Months.

The Company regularly buys, sells, charters and repositions vessels in an effort to align Offshore Marine Services’ fleet mix with the anticipated needs of its customers. Throughout 2006, demand for equipment has been strong in response to higher levels of exploration, production and construction activity.

Domestic Operating Revenues.   Operating revenues increased $32.7 million in the Current Year Quarter compared to the Prior Year Quarter, primarily due to a 62.5% increase in average day rates partially offset by a 6.9% reduction in available days due to net vessel dispositions.  Improvements in day rates contributed additional operating revenues of $25.9 million and a net increase in the number of vessels converted from bareboat charter to time-charter arrangements contributed an additional $6.4 million.

Operating revenues increased $126.4 million in the Current Nine Months compared to the Prior Nine Months, due to increased day rates, an increase in overall fleet size and the conversion of bareboat charter-out arrangements to time-charter contracts primarily due to vessels returning to the U.S. Gulf of Mexico following the sale of the Company’s interest in its Mexican joint venture.  The improvement in average day rates contributed additional operating revenues of $63.7 million, net vessel acquisitions contributed an additional $32.2 million and a net increase in the number of vessels converted from bareboat charter to time-charter arrangements contributed an additional $15.0 million.

International Operating Revenues.   Operating revenues in the Africa region increased $7.0 million in the Current Year Quarter compared to the Prior Year Quarter due to a 42.4% increase in average day rates and higher mobilization revenue, partially offset by a 15.0% decrease in available days, due to net vessel dispositions. Improvements in day rates contributed additional operating revenues of $10.7 million and mobilizations contributed an additional $1.0 million while net vessel dispositions resulted in a $4.1 million decrease in operating revenues. Two new builds were delivered and placed into service in the Current Year Quarter.

Operating revenues in the Africa region increased $55.9 million in the Current Nine Months compared to the Prior Nine Months.  Improvements in average day rates contributed additional operating revenues of $15.9 million, mobilization revenue contributed an additional $1.9 million and net vessel acquisitions contributed an additional $37.0 million.

Operating revenues from Standby Safety vessel operations in the United Kingdom increased $2.0 million in the Current Year Quarter compared to the Prior Year Quarter as a result of a 12.1% increase in average day rates and currency gains on day rates denominated in Pounds Sterling.

Operating revenues in the United Kingdom decreased $1.5 million in the Current Nine Months compared to the Prior Nine Months primarily due to the sale of the Company’s North Sea Anchor Handling Towing Supply vessel and Platform Supply vessel fleet in the Prior Nine Months.

Operating revenues in the Asia region decreased $2.3 million in the Current Year Quarter compared to the Prior Year Quarter.  Net fleet dispositions decreased operating revenues $3.0 million offset by a $0.8 million operating revenue increase as a result of a 10.9% increase in average day rates.

Operating revenues in the Asia region increased $9.1 million in the Current Nine Months compared to the Prior Nine Months. Net vessel acquisitions primarily related to the Seabulk Merger contributed additional operating revenues of $5.2 million and higher mobilization revenue contributed an additional $2.2 million.  Additionally, the Asia region experienced increased brokered vessel activity.

Operating revenues in the Middle East region increased $15.9 million in the Current Nine Months compared to the Prior Nine Months.  Net fleet additions related to the Seabulk Merger contributed additional operating revenues of $8.3 million and higher mobilization revenue contributed an additional $4.2 million

Operating revenues in the Latin America/Mexico region decreased $6.8 million in the Current Year Quarter compared to the Prior Year Quarter and decreased $7.9 million in the Current Nine Months compared to the Prior Nine Months, primarily due to the sale and repositioning of a number of vessels out of Mexico concurrent with the sale of the Company’s interest in its Mexican joint venture.

Operating Income.   Operating income increased $43.7 million in the Current Year Quarter compared to the Prior Year Quarter.  The increase is primarily due to higher operating revenues of $39.3 million attributable to improved average day rates and a $9.5 million increase in gains on the disposition of assets, partially offset by a $4.3 million decrease relating to the change in fleet mix.

Operating income increased $142.4 million in the Current Nine Months compared to the Prior Nine Months. The increase is primarily due to higher operating revenues of $84.0 million attributable to improved average day rates, $31.9 million of incremental operating income relating to the change in fleet mix, and a $37.8 million increase in gains on the disposition of assets

The operating income improvements for the Current Year Quarter and Current Nine Months were partially offset by higher operating expenses for crew wages, primarily in the US Gulf of Mexico, higher repair and maintenance costs, higher drydocking costs and third party management fees.

Fleet Count.   Offshore Marine Services’ fleet, comprised of owned, joint ventured, bareboat chartered-in, pooled and managed vessels, is as follows:

	As of September 30,
	2006		2005
Anchor handling towing supply	23		30
Crew	90		103
Mini-supply	29		29
Standby safety	27		27
Supply	25		46
Towing Supply	38		55
Other(1)	16		17
Overall Fleet	248	(2)	307	(3)

(1)                Includes anchor handling tugs, maintenance vessels and specialty vessels. Prior to the Seabulk Merger, Offshore Marine Services owned one specialty vessel in this category and partially owned a second through a joint venture.

(2)              Includes 172 owned, 45 chartered-in, six managed and one pooled.  Joint ventures in which the Company owned a 50% or less interest owned or chartered-in 18 vessels and joint ventures in which the Company owned a majority interest owned six vessels.

(3)              Includes 228 owned, 34 chartered-in, five managed and one pooled.  Joint ventures in which the Company owned a 50% or less interest owned or chartered-in 33 vessels and joint ventures in which the Company owned a majority interest owned six vessels.

Operating Data.   The table below sets forth operational data for Offshore Marine Services during the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Rates Per Day Worked:(1)(2)(5)
Anchor handling towing supply	$24,666	$15,170	$20,831	$15,543
Crew	6,470	4,265	5,885	4,155
Mini-supply	7,111	3,621	6,004	3,377
Standby safety	9,122	8,135	8,570	8,197
Supply	11,965	8,068	11,356	8,617
Towing supply	9,580	6,984	8,764	7,385
Other(8)	8,743	6,299	7,900	6,595
Overall Fleet Day Rate	9,564	6,564	8,726	6,332
Utilization:(1)(3)(5)
Anchor handling towing supply	85%	84%	88%	82%
Crew	92%	89%	89%	88%
Mini-supply	87%	97%	90%	88%
Standby safety	93%	90%	91%	90%
Supply(6)	81%	84%	78%	82%
Towing supply(7)	86%	91%	87%	91%
Other(8)	74%	79%	77%	72%
Overall Fleet Utilization	88%	88%	87%	87%
Available Days:(4)
Anchor handling towing supply	1,906	2,208	6,037	4,686
Crew	7,959	8,566	24,619	22,046
Mini-supply	2,392	2,392	7,339	7,283
Standby safety	1,932	1,932	5,733	5,733
Supply	2,499	3,680	8,988	5,667
Towing supply	2,624	3,394	8,156	5,739
Other(8)	1,288	1,335	3,910	1,516
Overall Fleet Available Days	20,600	23,507	64,782	52,670

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

(5)                Certain vessels have been included in the statistics for rates per day worked and utilization even though these vessels were unavailable for charter for some or all of 2005 and 2006 due to regulatory, operational or maintenance considerations.

(6)                Had the calendar days for the vessels unavailable for charter been excluded, the utilization percentage would have been 88% and 91% for the three and nine months ended September 30, 2006, respectively.

(7)                Utilization was lower in 2006 compared to 2005 primarily due to a heavier drydocking and repair schedule.

(8)     Includes anchor handling tugs, maintenance vessels and specialty vessels. Prior to the Seabulk Merger, Offshore Marine Services owned one specialty vessel in this category and partially owned a second through a joint venture.

Marine Transportation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2006		2005		2006		2005		3 Mos	9 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 /’05	‘06 /’05
Operating Revenues:
United States	$35,617	100%	$29,770	83%	$110,787	100%	$29,770	83%	20%	272%
Foreign	—	—	5,953	17%	—	—	5,953	17%	N/A	N/A
	35,617	100%	35,723	100%	110,787	100%	35,723	100%	—%	210%
Operating Income	$3,377	9%	$(1,337)	(4)%	$16,652	15%	$(1,337)	(4)%	353%	1345%

Operating Revenues.   Operating revenues for the Current Year Quarter were $35.6 million compared to $35.7 million in the Prior Year Quarter.  Operating revenues increased in the Current Year Quarter due to improved term-contract rates and higher revenues from contracts of affreightment. These increases were partially offset by a $2.2 million reduction in operating revenues that had been earned in the Prior Year Quarter by two foreign-flag double-hull product tankers that were sold in August and September 2005.  Additionally, operating revenues in the Prior Year Quarter included $1.2 million related to a one-time short-term charter whereby a third party vessel was chartered-in for the term of the charter.

Operating revenues for the Current Nine Months include the operations of Marine Transportation Services for the complete period compared to the Prior Nine Months which only includes operations since July 1, 2005, the date of the Seabulk Merger.

Operating Income.   Operating income improved to $3.4 million for the Current Year Quarter compared to an operating loss of $1.3 million in the Prior Year Quarter. Two vessels underwent regulatory dockings at a total cost of $6.7 million in the Prior Year Quarter compared to one vessel that docked at a cost of $1.6 million in the Current Year Quarter.

Fleet Counts.   As of September 30, 2006, Marine Transportation Services operated ten Jones Act U.S.-flag product tankers in the domestic coastwise trade, of which it owns nine and leases one.  Subsequent to September 30, 2006, Marine Transportation Services exercised a $0.5 million option to purchase the leased vessel at the expiration of the current lease term in February 2007.

During the Current Year Quarter Marine Transportation Services committed to retrofit two vessels with double-hulls thereby enabling these vessels to continue their current operations in the domestic coastwise trade beyond their current OPA 90 mandated retirement date.  Concurrent with the end of the Current Year Quarter one of  the vessels began its retrofit and is expected to be unavailable for charter through February 2007.  The second vessel is expected to begin its retrofit during the first quarter of 2007 and is expected to be unavailable for charter through June 2007.

Inland River Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2006		2005		2006		2005		3 Mos	9 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 /’05	‘06 /’05
Operating Revenues:
United States only	$38,798	100%	$29,702	100%	$109,625	100%	$82,565	100%	31%	33%
Operating Income	$15,418	40%	$8,704	29%	$43,815	40%	$23,460	28%	77%	87%

Operating Revenues.   Operating revenues increased $9.1 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to improved spot and charter rates and increased bareboat fees charged for inland river towboats. In the Current Year Quarter, available barge operating days decreased by 3.2% compared to the Prior Year Quarter as a result of net fleet reductions. In the Current Year Quarter the net fleet reductions included the return of 158 barges that had been chartered-in on a multi-year arrangement.

Operating revenues increased $27.1 million in the Current Nine Months compared to the Prior Nine Months, due to improved spot and charter rates, increased bareboat fees charged for inland river towboats and a 5.2% increase in available barge days.

Operating Income.   Operating income increased $6.7 million in the Current Year Quarter compared to the Prior Year Quarter and increased $20.4 million in the Current Nine Months compared to the Prior Nine Months, primarily due to the increases in operating revenue noted above and lower charter expense due to the return of the 158 barges previously chartered-in. These improvements were partially offset by higher operating expenses related to increased towing costs and vendor service charges caused by higher fuel and labor costs.

Fleet Count.   Inland River Services’ fleet, comprised of owned, joint ventured, bareboat chartered-in and managed vessels, is as follows:

	As of September 30,
	2006		2005
Dry cargo hopper barges	987		1,141
Chemical tank barges	61		44
Towboats	7		7
Deck barges	2		—
Overall Fleet	1,057	(1)	1,192	(2)

(1)  Includes 29 chartered-in, 23 joint ventured and 167 managed.

(2)  Includes 182 chartered-in, six joint ventured and 204 managed.

Aviation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2006		2005		2006		2005		3 Mos	9 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 / ’05	‘06 / ’05
Operating Revenues:
United States	$41,615	95%	$42,429	97%	$112,808	96%	$96,229	97%	(2)%	17%
Foreign	2,184	5%	1,520	3%	4,348	4%	2,470	3%	44%	76%
	$43,799	100%	$43,949	100%	$117,156	100%	$98,699	100%	—%	19%
Operating Income (Loss)	$3,733	9%	$5,881	13%	$7,254	6%	$4,712	5%	(37)%	54%

Operating Revenues.   Operating revenues decreased $0.2 million in the Current Year Quarter compared to the Prior Year Quarter. Operating revenues in the Current Year Quarter were higher due to enhanced fleet mix and an overall increase in rates offset by a reduction of $1.6 million due to non-recurring hurricane related revenue in the Prior Year Quarter.

Operating Revenue increased $18.4 million in the Current Nine Months compared to the Prior Nine Months due to enhanced fleet mix, higher demand in the U.S. Gulf of Mexico, continued support of hurricane-related recovery efforts and an overall increase in rates.

Flight hours increased 2.4% in the Current Year Quarter compared to the Prior Year Quarter and increased 20.6% in the Current Nine Months compared to the Prior Nine Months. Aviation Services also generated increased international revenues from long-term leases of equipment that had been idle in the Prior Year Quarter and Prior Nine Months.

Operating Income.   Operating income decreased $2.1 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to increased wage and training costs in preparation of new contracts, repair and maintenance expenses incurred for overhauls on major components and higher depreciation as new equipment deliveries replaced older equipment in the fleet.

Operating income increased $2.5 million in the Current Nine Months compared to the Prior Nine Months. Increased operating revenues and lower insurance costs due to lower premium levels were offset by higher repair and maintenance expense incurred for overhauls on major components, higher operating expenses related to rebuilding bases damaged by the hurricanes in 2005 and higher depreciation as new equipment deliveries replaced older equipment in the fleet.

Fleet Count.   Aviation Services’ fleet, comprised of owned and chartered-in helicopters, is as follows:

	As of September 30,
	2006		2005
Single engine	54	(1)	61	(2)
Light twin	20		20
Medium twin	41		32
Heavy twin	3		5
Overall Fleet	118		118

(1)   Includes 14 chartered-in.

(2)   Includes 15 chartered-in and one managed.

Environmental Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Percent Change
	2006		2005		2006		2005		3 Mos	9 Mos
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	‘06 / ’05	‘06 / ’05
Operating Revenues:
United States	$30,962	80%	$25,079	91%	$85,643	83%	$88,039	89%	23%	(3)%
Foreign	7,923	20%	2,387	9%	18,111	17%	10,955	11%	232%	65%
	$38,885	100%	$27,466	100%	$103,754	100%	$98,994	100%	42%	5%
Operating Income	$5,859	15%	$4,600	17%	$12,625	12%	$12,539	13%	27%	1%

Operating Revenues.   Operating revenues in the Current Year Quarter increased $11.4 million compared to the Prior Year Quarter due to a higher level of spill response activity and increased project management and consulting activity. Operating revenues from spill response activities increased $4.1 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to a spill response event in Lake Charles, Louisiana.  Operating revenues for project management and consulting activity increased $6.9 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to the expansion of services internationally and increased project and professional service activities in the United States.

Operating revenues in the Current Nine Months increased $4.8 million compared to the Prior Nine Months due to increased retainer service contracts and project management and consulting activity offset by a lower level of spill response activities. Operating revenues from spill response activity decreased $8.5 million in the Current Nine Months compared to the Prior Nine Months. A major spill response on the Delaware River generated significant operating revenues throughout the Prior Nine Months whereas the event in Lake Charles, Louisiana was less significant and was completed in a two month period. The decrease in spill response revenues was offset by $13.3 million of increased retainer, other project management and consulting revenues.

Operating Income.   Operating income in the Current Year Quarter increased $1.3 million compared to the Prior Year Quarter primarily due to increased operating revenues described above.

Operating income in the Current Nine Months increased $0.1 million compared to the Prior Nine Months primarily due to increased operating revenues described above offset by higher wage and fuel costs.

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

Other Operating Income and Corporate Expenses

	For the Three Months		For the Nine Months		Percent Change
	Ended September 30,		Ended September 30,		3 Mos	9 Mos
	2006	2005	2006	2005	‘06/’05	‘06/’05
Harbor and Offshore Towing Services	$1,881	$1,111	$5,755	$1,111	69%	418%
Corporate expense	(7,910)	(9,378)	(25,514)	(18,082)	16%	(41)%
Other	(1)	3	9	8	(133)%	13%
	$(6,030)	$(8,264)	$(19,750)	$(16,963)	27%	(16)%

Harbor and Offshore Towing Services.   Operating income increased $0.8 million in the Current Year Quarter compared to the Prior Year Quarter, primarily due to two ports experiencing higher demand for drill, Navy and miscellaneous spot work which yield higher returns.  Operating income for the Current Nine Months include the operations of Harbor and Offshore Towing Services for the complete period compared to the Prior Nine Months which only includes operations beginning July 1, 2005, the date of the Seabulk Merger. As of September 30, 2006 and 2005, Harbor and Offshore Towing Services operated 26 tugs.

Corporate Expenses.   Corporate expenses decreased $1.5 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to lower legal and professional fees.  In the Current Nine Months compared to the Prior Nine Months, Corporate expenses increased $7.4 million as a consequence of higher salary and related expenditures following the Seabulk Merger.

Other Income (Expense)

	For the Three Months		For the Nine Months		Percent Change
	Ended September 30,		Ended September 30,		3 Mos	9 Mos
	2006	2005	2006	2005	‘06/’05	‘06/’05
Net interest expense	$(3,028)	$(11,787)	$(13,721)	$(18,765)	74%	27%
Derivative transactions gains (losses), net	2,813	(4,425)	3,085	(6,193)	164%	150%
Foreign currency transactions gains, net	650	2,436	2,026	6,288	(73)%	(68)%
Marketable security transactions gains (losses), net	4,549	10,388	(2,377)	25,124	(56)%	(109)%
Other, net	117	891	740	1,531	(87)%	(52)%
	$5,101	$(2,497)	$(10,247)	$7,985	304%	(228)%

Net interest expense decreased in the Current Year Quarter and the Current Nine Months compared to the Prior Year Quarter and the Prior Nine Months, primarily due to the repayment of certain debt obligations, higher amounts of capitalized interest related to increased spending on new equipment, and increased interest income resulting from higher cash balances and higher interest rates. The decrease in net interest expense in the Current Nine Months compared to the Prior Nine Months was partially offset by additional interest costs incurred related to the debt assumed in the Seabulk Merger.

Derivative transactions gains (losses), net improved in the Current Year Quarter compared to the Prior Year Quarter due to gains on an interest rate swap assumed as part of the Seabulk Merger partially offset by losses on foreign currency future contracts.  Derivative transactions gains (losses), net improved in the Current Nine Months compared to the Prior Nine Months due to decreased losses on an interest rate swap assumed as part of the Seabulk Merger and gains on commodity and foreign currency future contracts.

Marketable security transactions gains (losses), net included realized gains (losses) from the sale of equity and fixed income marketable securities and realized and unrealized gains (losses) on short-sale positions.

Equity in Earnings of 50% or Less Owned Companies

Equity earnings was $2.6 million in the Current Year Quarter compared to $0.2 million in the Prior Year Quarter and $15.0 million in the Current Nine Months compared to $4.4 million in the Prior Nine Months. The improvement was primarily the result of a Current Nine Month gain of $4.2 million in the equity earnings of an offshore marine joint venture resulting from the sale of an offshore supply vessel, a Current Nine Months gain of $4.5 million on the sale of the Company’s interest in a Mexican joint venture, and a Prior Year Quarter impairment charge of $2.7 million in a communications joint venture.

Discontinued Operations

On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc. (“Era”). Effective May 27, 2005, the Company sold Era’s regional airline service business for cash consideration of $15.0 million. The operating results of the regional airline service business for the Prior Nine Months have been reported as “Discontinued Operations” in the Company’s Condensed Consolidated Statement of Income.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, business acquisitions, construction or improvement of equipment, repayment of debt obligations, repurchase of common stock and purchase of other investments. Principal sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility although, from time to time, the Company may issue debt, shares of Common Stock, preferred stock, or a combination thereof, or sell vessels and other assets to finance the acquisition of equipment and businesses or make improvements to existing equipment. Fleet size, rates of hire and utilization of the Company’s offshore support vessels, inland barges, helicopters, tankers and harbor tugs and the number and severity of oil spills managed by Environmental Services primarily determine the Company’s levels of operating cash flows.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2006	2005
Cash flows provided by or (used in):
Operating activities	$235,904	$107,719
Investing activities	(167,633)	140,430
Financing activities	(59,541)	7,137
Effect of exchange rate changes on cash and cash equivalents	1,320	(162)
Net increase in cash and cash equivalents	$10,050	$255,124

Operating Activities

Cash flows from operating activities increased in the Current Nine Months compared to the Prior Nine Months primarily due to the Seabulk Merger and improved operating results before depreciation and asset sales in all of the Company’s lines of business (see Consolidated Results of Operations discussion above).

Investing Activities

Cash flows used in investing activities increased in the Current Nine Months compared to the Prior Nine Months primarily from increased capital expenditures, investments in joint ventures and deposits into construction reserve funds from sales of offshore supply vessels and decreased proceeds on sales of assets and securities.  These additional cash uses were partially offset by a decrease in net cash expended on business acquisitions, purchases of  securities and proceeds on the sale of the Marmex joint venture. Capital expenditures aggregated $237.7 million in the Current Nine Months. Also in the Current Nine Months, the Company sold vessels, helicopters, barges, “held for sale” assets, other equipment and undelivered equipment for aggregate consideration of $168.6 million.

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

As of September 30, 2006, construction reserve funds of $255.9 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Nine Months, construction reserve fund account transactions included withdrawals of $10.2 million, deposits of $136.9 million and earned interest of $6.4 million.

The Company’s unfunded capital commitments as of September 30, 2006 consisted primarily of marine service vessels, harbor tugs, helicopters, barges and capital improvements to certain of the existing marine transportation fleet.  Such unfunded capital commitments totaled $685.8 million, of which $151.0 million and $323.8 million is payable in 2006 and 2007, respectively, with the remaining balance payable through 2009. Of these commitments, approximately $183.8 million may be terminated without further liability other than the payment of liquidated damages of $9.8 million in the aggregate.  Subsequent to September 30, 2006, a joint venture in which the Company has a 50% interest assumed $65.6 million of the above unfunded capital commitments.

Financing Activities

Cash flows used in financing activities increased in the Current Nine Months compared to the Prior Nine Months primarily due to increased repurchases of Common Stock and decreased proceeds from issuance of long-term debt, partially offset by a decrease in payments on long-term debt obligations.

During the Current Nine Months the Company acquired 727,180 shares of Common Stock for treasury in the amount of $58.1 million. As of September 30, 2006, repurchase authority of $42.6 million granted by the Company’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes Due 2009, its 5 7/8% Senior Notes due 2012, its 2.875% Convertible Debentures Due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of September 30, 2006, the Company had no outstanding borrowings under the SEACOR Revolving Credit Facility. During the three months ended March 31, 2006, the Company terminated Seabulk’s credit facility.

During the Current Nine Months, the Company made principal payments on long-term debt and capital lease obligations of $28.0 million and received offshore vessel construction financing of $16.5 million. Payments included $10.5 million on debt assumed in a December 2005 acquisition and $9.5 million on the termination of a capital lease and the payoff of an offshore vessel note assumed in the Seabulk Merger.

On November 3, 2006, the Company replaced its existing revolving credit facility that was due to expire in February 2007 with a new unsecured revolving credit facility that is due to expire in November 2013. The amount of the new revolving credit facility is initially $300.0 million which, in the absence of a material adverse change or event of default, may be increased with Lender consent to up to $450.0 million.  The new revolving credit facility will be reduced by 10% of the maximum committed amount during its term ($300.0 million plus any agreed upon increase) at the beginning of each of the final two years of the credit agreement. As of November 3, 2006, the Company had no outstanding borrowings under the new revolving credit facility and the remaining availability under this new facility was $299.5 million, net of issued letters of credit of $0.5 million. Additionally, SEACOR had outstanding issued letters of credit apart from the new revolving credit facility totaling $42.5 million.

Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements and contribute toward defraying costs of its capital expenditures. As in the past and in further support of the Company’s capital expenditure program, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

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

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund based in the United Kingdom: the Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. An actuarial valuation of the MNOPF determined there was a funding deficit of $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. In March 2006, the MNOPF underwent another actuarial valuation to determine if additional contributions would be required. The Company has received notification that a draft actuarial valuation will be discussed in a meeting of participating employers in December 2006. Depending on the results of this and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

New Accounting Pronouncements

On July 13, 2006 FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by SEACOR on January 1, 2007. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

On September 15, 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability.  SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2006 and will be adopted by SEACOR on January 1, 2007. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There has been no significant change in the Company’s exposure to market risk during the nine months ended September 30, 2006 except as described below.

As of September 30, 2006, the Company held positions in short sales of marketable equity securities with a fair value of $67.5 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation, and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of September 30, 2006 would reduce income and comprehensive income by $4.4 million, net of tax.

As of September 30, 2006, the Company had foreign currency forward contracts in British Pounds Sterling, Euros and Singapore Dollars with notional values totaling £10.0 million, €103.0 million and S$66.5 million, respectively. Certain of the foreign currency forward contracts denominated in Euros have been designated as fair value hedges for capital commitments with a notional value of €67.6 million. During the nine months ended September 30, 2006, the Company recognized net derivative transactions gains of $1.5 million and reduced its capital commitment obligations by $1.1 million as a result of these foreign currency forward contracts.

ITEM 4.                    CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.           RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)
July 1 - 31, 2006	—	N/A	—	$24,237,331
August 1 - 31, 2006	3,280	$80.24	3,280	$74,736,813
September 1 - 30, 2006	387,400	$82.90	387,400	$42,621,353
Total	390,680		390,680

(1)         Beginning in February 1997 and increased at various times through August 2006, the Board of Directors authorized the repurchase of $425.0 million of Common Stock, debt or combination thereof. Through September 30, 2006, the Company has repurchased $304.2 million and $78.2 million of Common Stock and debt, respectively.

(2)         On August 3, 2006, the Company’s Board of Directors increased the repurchase authority to $75.0 million.

ITEM 5. OTHER INFORMATION

Disclosure relating to Items 1.01, 1.02 and 2.03 of Current Report on Form 8-K.

Prior to November 3, 2006, the Company was a party to a revolving credit facility dated February 5, 2002, among the Company, the Lenders identified therein, Den norske Bank ASA, as Administrative Agent and Lender, Fleet National Bank, as Syndication Agent and Lender, Nordea, as Document Agent and Lender, and The Governor and Company of the Bank of Scotland as Co-Agent and Lender.  The revolving credit facility was a five year, non-reducing, unsecured revolving credit facility.  Advances under the revolving credit facility were available for general corporate purposes.  Interest on advances were charged at a rate per annum of LIBOR plus an applicable margin of 65 to 150 basis points based upon SEACOR’s credit rating as determined by Standard and Poor’s and Moody’s.  The revolving credit facility contained various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, the maintenance of a minimum level of consolidated net worth, as well as other customary covenants, representations and warranties, funding conditions and events of default as defined in the credit agreement.  The revolving credit facility was due to expire in February 2007.  The Company terminated the revolving credit facility and replaced it with a new unsecured revolving credit facility described below, for the purpose of providing the Company with greater financing flexibility.  No material early termination penalties were incurred by the Company.

On November 3, 2006, the Company replaced its existing revolving credit facility with a new unsecured revolving credit facility that is due to expire in November 2013 pursuant to an agreement among the Company, DNB Nor Bank ASA, Nordea Bank Norge ASA, Grand Cayman Branch, The Governor and Company of the Bank of Scotland and Fortis Capital Corp., as Mandated Lead Arrangers, DNB Nor Bank ASA and Nordea Bank Norge ASA, Grand Cayman Branch, as Bookrunners, DNB Nor Bank ASA, as Facility Agent, Nordea Bank Norge ASA, Grand Cayman Branch, as Syndication Agent, The Governor and Company of the Bank of Scotland, as Structuring Agent, Fortis Capital Corp., as Documentation Agent, and the Financial Institutions identified therein, as Lenders.

The amount of the new unsecured revolving credit facility is initially $300.0 million which, in the absence of a material adverse change or event of default, may be increased with lender consent to up to $450.0 million.  The new revolving credit facility will be reduced by 10% of the maximum committed amount during its term ($300.0 million plus any agreed upon increase) at the beginning of each of the final two years of the credit agreement.  Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter.  The new revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of November 3, 2006, the Company had no outstanding borrowings under the new revolving credit facility and remaining availability under this facility was $299.5 million, net of issued letters of credit of $0.5 million.

ITEM 6.                    EXHIBITS

10.1

Agreement for a U.S. $300,000,000 Revolving Credit Facility dated as of November 3, 2006, among the Company, DNB Nor Bank ASA, Nordea Bank Norge ASA, Grand Cayman Branch, The Governor and Company of the Bank of Scotland and Fortis Capital Corp., as Mandated Lead Arrangers, DNB Nor Bank ASA, and Nordea Bank Norge ASA, Grand Cayman Branch, as Bookrunners, DNB Nor Bank ASA, as Facility Agent, Nordea Bank Norge ASA, Grand Cayman Branch, as Syndication Agent, The Governor and Company of the Bank of Scotland, as Structuring Agent, Fortis Capital Corp., as Documentation Agent, the Financial Institutions identified therein, as Lenders.

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

SEACOR Holdings Inc. (Registrant)

DATE: November 7, 2006	By:	/s/ Charles Fabrikant
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 7, 2006	By:	/s/ Richard Ryan
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1

Agreement for a U.S. $300,000,000 Revolving Credit Facility dated as of November 3, 2006, among the Company, DNB Nor Bank ASA, Nordea Bank Norge ASA, Grand Cayman Branch, The Governor and Company of the Bank of Scotland and Fortis Capital Corp., as Mandated Lead Arrangers, DNB Nor Bank ASA, and Nordea Bank Norge ASA, Grand Cayman Branch, as Bookrunners, DNB Nor Bank ASA, as Facility Agent, Nordea Bank Norge ASA, Grand Cayman Branch, as Syndication Agent, The Governor and Company of the Bank of Scotland, as Structuring Agent, Fortis Capital Corp., as Documentation Agent, the Financial Institutions identified therein, as Lenders.

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