Form 10-K
period 2006-12-31
SEACOR HOLDINGS INC /NEW/
filed 2007-03-01
CIK 859598

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission file number     1-12289

SEACOR Holdings Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida	33316
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (954)-523-2200

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2006 was approximately $1,941,802,000 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 22, 2007 was 24,531,005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-K as well as in other materials and oral statements that we release from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A. Risk Factors. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR.

The Company is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. We operate a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and we also operate a fleet of U.S. flag product tankers which transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, we operate a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. Our environmental services segment provides oil spill response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

SEACOR’s principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is (954) 523-2200. Our Internet address is www.seacorholdings.com.

The Company’s Corporate Governance policies, including the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are made available, free of charge, on our website or in print for shareholders.

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

Segment and Geographic Information

The Company’s operations are divided into five business segments: “Offshore Marine Services,” “Marine Transportation Services,” “Inland River Services,” “Aviation Services,” and “Environmental Services.”  Our additional activities are described under “Other,” which primarily includes “Harbor and Offshore Towing Services,” various other investments in joint ventures and asset leasing activities. Marine Transportation Services and Harbor and Offshore Towing Services were acquired as a result of our acquisition of Seabulk International, Inc. (“Seabulk”) on July 1, 2005 through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). Financial data for segment and geographic areas is reported in Part IV “Note 16. Major Customers and Segment Data” of this Annual Report on Form 10-K.

Offshore Marine Services

Business

Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and oil spill response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations including shorebased, marine transport and other supply chain management services. This segment contributed 52%, 50% and 58% of consolidated revenues in 2006, 2005 and 2004, respectively.

Equipment and Services

The following tables identify the types of vessels that comprise the Offshore Marine Services’ fleet as of December 31 in the indicated years. “Owned vessels” are those majority owned by the Company. “Joint ventured vessels” are those owned by entities in which the Company does not have a controlling interest. “Leased-in vessels” are generally those which have been sold to an institutional lessor and then leased back. “Pooled vessels” are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues and results of operations of certain vessels owned by Offshore Marine Services based upon an agreed formula. “Managed vessels” are owned by entities not affiliated with the Company but are operated by Offshore Marine Services for a fee. See Glossary of Vessel Types below for an explanation of the services they perform.

	Owned(a)	Joint Ventured	Leased-in	Pooled or Managed	Total
2006:
Anchor handling towing supply	18	2	2	—	22
Crew	59	2	23	—	84
Mini-supply	17	1	5	1	24
Standby safety	21	1	—	5	27
Supply	12	—	12	—	24
Towing supply	27	9	3	—	39
Other	12	2	—	—	14
	166	17	45	6	234
2005:
Anchor handling towing supply	24	3	2	—	29
Crew	75	3	23	—	101
Mini-supply	22	1	7	1	31
Standby safety	21	1	—	5	27
Supply	32	4	8	—	44
Towing supply	31	19	3	—	53
Other	14	2	—	—	16
	219	33	43	6	301
2004:
Anchor handling towing supply	14	3	1	—	18
Crew	60	3	19	—	82
Mini-supply	25	1	4	—	30
Standby safety	21	1	—	5	27
Supply	12	4	3	1	20
Towing supply	11	20	2	—	33
Other	1	1	—	—	2
	144	33	29	6	212

(a)              Excludes 3 owned vessels removed from service in 2005.

The following table indicates the average age in years of our fleet as of December 31:

	2006	2005	2004
Including standby safety vessels	16.4	16.9	12.3
Excluding standby safety vessels	14.3	15.5	9.6

Glossary of Vessel Types

Anchor handling towing supply (“AHTS”) vessels are used primarily for towing, positioning and mooring drilling rigs and other marine equipment by lifting and setting anchors on the sea bottom. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drillings rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”) and size of winch in terms of “line pull” and wire storage capacity. Our fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning (“DP”) systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

Crew boats move personnel to and from offshore installations. Historically, crew boats transported people and were also used to deliver “light” cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field stand-by vessels, moving personnel between platforms and providing an emergency stand-by service under certain circumstances. Crew boats built prior to 1990 are generally 100 to 130 feet in length and are capable of 20 knots in light condition and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels (“FSVs”), range from 130 to 200 feet in length and develop speeds of between 25 and 35 knots. Modern FSVs have enhanced cargo carrying capacities, including the capacity to support some phases of drilling operations. Vessels supporting deep water drilling are usually equipped with DP capabilities.

Mini-supply vessels are generally less than 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are well suited for production support, construction projects, maintenance work and certain drilling support activities.

Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. In some cases, these vessels perform a dual role, functioning also as supply vessels.

Supply vessels and towing supply vessels are generally more than 165 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. Speed is not generally a factor but the ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, certain supply vessels have DP capabilities. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4-8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work.

Other includes geophysical, accommodation, anchor handling tugs, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications. Special project activities include well stimulation, seismic data gathering, freight hauling services and accommodation services.

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

We operate vessels in six principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth vessel types by geographic market as of December 31. We sometimes participate in joint venture arrangements in certain geographical locations in order to enhance our marketing capabilities and facilitate operations in certain foreign markets. This allows for expansion of both our fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

	2006	2005	2004
United States:
Anchor handling towing supply	11	9	4
Crew	61	70	58
Mini-supply	22	28	26
Supply	9	23	8
Towing supply	4	5	4
	107	135	100
Africa, primarily West Africa:
Anchor handling towing supply	7	6	3
Crew	12	13	13
Mini-supply	—	—	1
Supply	8	10	2
Towing Supply	18	20	8
Other	3	4	—
	48	53	27
United Kingdom, primarily North Sea:
Anchor handling towing supply	—	1	1
Standby safety	27	27	27
Supply	—	—	4
	27	28	32
Asia:
Anchor handling towing supply	3	8	3
Crew	5	3	2
Mini-supply	1	1	—
Supply	1	1	—
Towing Supply	4	3	1
Other	1	2	1
	15	18	7
Middle East:
Crew	3	6	—
Supply	4	3	—
Towing supply	10	11	7
Other	9	10	1
	26	30	8
Mexico, Central and South America:
Anchor handling towing supply	1	5	6
Crew	3	9	8
Mini-supply	1	2	3
Supply	2	7	6
Towing supply	3	11	11
Other	1	1	—
	11	35	34
Other Foreign:
Anchor handling towing supply	—	—	1
Crew	—	—	1
Towing supply	—	2	2
	—	2	4
Total Foreign Fleet	127	166	112
Total Fleet	234	301	212

United States.   At December 31, 2006, 107 vessels were operating in the U.S., including 67 owned, 38 leased-in, one joint ventured and one pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with our fleet of AHTS vessels and exploration and production support with our fleet of crew and mini-supply vessels. This is a highly volatile market because the activities we support tend to be of short-term duration and influenced by the near term price of natural gas. In addition, a large number of offshore marine service companies are active in this market and they compete largely on price alone.

Africa, primarily West Africa.   At December 31, 2006, 48 vessels were operating in West Africa, including 43 owned and five bareboat chartered-in. Our largest market in this area is Nigeria, which is dominated by the major oil companies and is characterized by large scale, multi-year projects. Angola is an increasingly significant market for our business. At the end of the year, we had eleven vessels operating within Angolan waters. The remainder of the Company’s vessels in this region operate from ports in the Republic of the Congo, Cameroon, Gabon, Equatorial Guinea and South Africa.

United Kingdom, primarily North Sea.   At December 31, 2006, 27 vessels were operating in the North Sea, including 21 owned, one joint ventured and five managed-in. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom promulgated legislation requiring offshore operations to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation.

Asia.   At December 31, 2006, 15 vessels were operating in Asia, including eleven owned, two leased-in and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration programs and therefore follow drilling rigs to their locations in the region. To date, our largest markets in this area have been Vietnam and Indonesia. We compete against a large number of local and international companies in this region.

Middle East.   At December 31, 2006, 26 vessels were operating in the Middle East region, including 18 owned and eight joint ventured. Offshore Marine Services’ vessels operating in this area generally support activities in countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar, Pakistan and India. We compete against a large number of local and international companies in this region.

Mexico, Central and South America.   At December 31, 2006, 11 vessels were operating in Mexico, Central and South America, including six owned and five joint ventured. Offshore Marine Services’ primary markets in this region are Mexico and Brazil. In both areas, Offshore Marine Services operates through local companies registered to do business in the country and benefits from certain national flag preferences.

Customers and Contractual Arrangements

Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has had a limiting effect on Offshore Marine Services’ customer base. In 2006 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 46% of Offshore Marine Services’ operating revenues. The loss of one or a few of our customers could have a material adverse effect on Offshore Marine Services’ results of operations.

The Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under bareboat charter agreements, the Company provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charters and bareboat charters are recorded and recognized as service is provided.

Competitive Conditions

Each of the markets in which Offshore Marine Services operates is highly competitive. The most important competitive factors are pricing and the availability of equipment to fit customer requirements at the time the equipment is needed. Other important factors include service and reputation, flag preference, local marine operating conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of moving equipment from one geographical location to another.

Offshore Marine Services has numerous competitors in each of its geographical regions ranging from international companies that operate vessels in many of the same regions to smaller local companies that typically concentrate their activities in one specific region.

Risks of Foreign Operations

For the years ended December 31, 2006, 2005 and 2004 approximately 46%, 50%, and 56%, respectively, of Offshore Marine Services’ operating revenues were derived from foreign operations. Foreign operations are subject to inherent risks. These risks include, among others, political instability, asset seizures, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. It is not possible to predict whether any of these conditions or events might develop in the future. The occurrence of any one or more of such conditions or events could have a material adverse effect on the Company’s financial condition and results of operations.

Marine Transportation Services

Business

As of December 31, 2006, Marine Transportation Services operated a fleet of ten U.S. flag tankers, including nine owned and one leased-in, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic or “coastwise” trade. Additionally, Marine Transportation Services managed one vessel on behalf of a third party. This segment contributed 11% and 7% of consolidated revenues in 2006 and 2005, respectively.

Equipment and Services

The Oil Pollution Act of 1990 (“OPA 90”) prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and size of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the International Maritime Organization (“IMO”).

The table below sets forth our Marine Transportation Services fleet as of December 31, 2006.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader (2)	360,000	49,900	see note	Double-bottom
Seabulk Challenge (2)	360,000	49,900	see note	Double-bottom
HMI Brenton Reef	341,000	45,000	None	Double-hull
Seabulk Energy	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Seabulk Mariner	340,000	46,000	None	Double-hull
Seabulk Pride	340,000	46,000	None	Double-hull
Seabulk Power	260,000	36,600	2008	Single-hull
Seabulk Magnachem(3)	297,000	39,300	2007	Double-bottom
Seabulk America	297,000	46,300	2015	Double-bottom

(1)                 Dead weight tons or “dwt”.

(2)                   During 2006 Marine Transportation Services committed to retrofit the Seabulk Trader and the Seabulk Challenge with double-hulls, thereby enabling these vessels to continue to transport crude oil and petroleum products beyond their presently mandated OPA 90 retirement dates in 2011. Work on the Seabulk Trader is expected to be completed during March 2007. Work on the Seabulk Challenge is expected to begin during March 2007 and be completed by the end of June 2007.

(3)                 In 2006 Marine Transportation Services exercised an option to purchase the Seabulk Magnachem at the expiration of the current lease term in February 2007.

Markets

Petroleum Product Transportation.   In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts, as well as transport crude and product between Alaska and the West Coast and Hawaii. The number of U.S. flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980 as vessels have reached the end of their useful lives or are being retired due to OPA 90 requirements. In addition, the cost of new vessel construction in the United States (a requirement to operate in the U.S. domestic coastwise trade) has substantially increased.

Chemical Transportation.   In the U.S. domestic coastwise chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around U.S. Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, paraxylene, alkylates, toluene and lubricating oils. Some of the chemicals must be carried in vessels with specially coated or stainless steel cargo tanks and many of them are sensitive to contamination and require special cargo-handling equipment.

Customers and Contractual Arrangements

The primary purchasers of petroleum product transportation services are multi-national oil and gas companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment or other transportation agreements tailored to the shipper’s requirements. In 2006, no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Marine Transportation Services accounted for approximately 94% of Marine Transportation Services’

operating revenues. The loss of one or a few of our customers could have a material adverse effect on Marine Transportation Services’ results of operations.

As with other vessels we operate, tankers operated by Marine Transportation Services under time charter are operated for a daily rate of hire whereby the customer pays for fuel and we are responsible for the actual operation of the vessel and all other vessel operating expenses. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis over a period of weeks or months, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized based on the percentage of voyage completion computed on the basis of the number of voyage days worked at the relevant reporting date divided by the total number of days expected to complete the entire voyage.

Competitive Conditions

The markets in which our fleet operate are highly competitive. Our primary direct competitors are other operators of U.S. flag ocean-going tank vessels and chemical carriers. The most important competitive factors are pricing and availability to fit customer requirements as well as the requirement in certain areas to operate double-hull or double-bottom vessels.

Inland River Services

Business

Inland River Services provides dry and liquid bulk cargo transportation on the U.S. inland waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the U.S. Gulf Intracoastal waterways.

We control one of the industry’s newest fleets of dry cargo and tank barges transporting agricultural and industrial products on the inland waterways. We also own towboats used for moving barges, a fleeting operation and deck barges for specialized projects. Inland River Services contributed 11%, 13% and 14% of consolidated operating revenues in 2006, 2005 and 2004, respectively.

Equipment and Services

The following table sets forth the number of dry cargo barges, chemical tank barges, deck barges and towboats owned and/or operated by Inland River Services.

	Owned	Joint Ventured	Chartered-in	Pooled or Managed	Total
2006:
Dry Cargo Barges-Open	290	8	5	10	313
Dry Cargo Barges-Covered	512	56	4	155	727
Chemical Tank Barges	42	19	—	—	61
Deck Barges	7	—	—	—	7
Towboats	7	—	—	—	7
	858	83	9	165	1,115
2005:
Dry Cargo Barges-Open	285	—	—	11	296
Dry Cargo Barges-Covered	470	—	182	191	843
Chemical Tank Barges	44	—	—	—	44
Deck Barges	—	—	—	—	—
Towboats	7	—	—	—	7
	806	—	182	202	1,190
2004:
Dry Cargo Barges-Open	240	—	—	13	253
Dry Cargo Barges-Covered	440	—	182	197	819
Chemical Tank Barges	20	—	—	—	20
Deck Barges	—	—	—	—	—
Towboats	6	—	—	—	6
	706	—	182	210	1,098

The Inland River Services dry cargo fleet consists of open and covered hopper barges. Open hopper barges are used to transport commodities that are not sensitive to water such as coal, aggregate and scrap. Covered hopper barges are more versatile because they can also carry water sensitive products, such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in our fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull size of the barge. Adverse river conditions such as high water resulting from excessive rainfall, or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. inland waterways, the number of barges included in tows and the quantity of cargo that is loaded in the barges.

Inland barges are unmanned and are moved on the U.S. inland waterways by vessels known in the trade as “towboats.”  The combination of a towboat and barges is commonly referred to as a “tow.”  We generally charge a price per ton for point to point transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo, and thereafter pay a per diem rate for extra time. From time to time, a small number of our dry cargo barges will be used for storage for a period prior to delivery. Inland River Services contracts with third parties to provide towing services to move its dry cargo barges on a spot basis with rates charged being market driven. Towing prices fluctuate with demand, rising with higher volumes and higher fuel costs.

Typical dry cargo voyage activity requires shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its next destination. After unloading it is shifted to a fleeting area for cleaning and repair, if needed, before being moved again into a load position. Generally we try to match-up northbound and southbound movements of cargo to minimize repositioning costs. Typically, grain cargos move southbound and non-grain cargos move northbound.

The Inland River Services fleet of chemical and product tank barges transports liquid bulk cargos such as lube oils, solvents and glycols. The operation and chartering arrangements for these barges are similar to those of the dry cargo barges described above.

Inland River Services also owns a “fleeting operation” which is a staging area for grouping barges in preparation for movements up and down the river and a holding area for barges waiting to load and unload cargo. Our fleeting operation is managed by a third party.

During the fourth quarter of 2006, we entered into a 50-50 joint venture with a financial investor to own a fleet of inland marine transportation assets with a view toward generating cash returns which may be enhanced by entering strategic positions in marketable securities and commodity futures.

During the fourth quarter of 2006, we purchased a 50% interest in a joint venture that operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

Markets

The market for our services, prices achieved and utilization are driven by supply and demand economics. The relationship between supply and demand reflects many factors, including:

•                    the level of domestic and international production of the basic agricultural products to be transported (in particular the yields from grain harvests)

•                    the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets

•                    domestic and worldwide demand for iron ore, steel, steel by-products, coal, petroleum and other bulk commodities

•                    strength or weakness of the U.S. Dollar

•                    the cost of ocean freight and the cost of fuel

Within the U.S. other local factors also have an effect on pricing, including:

•                    the supply of barges available to move the products

•                    the ability to position the barges to maximize efficiencies and utility in moving cargos both northbound and southbound

•                    the cost of alternative forms of transportation (primarily rail)

•                    general operating logistics on the river network including size and operating status of locks and dams

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

Seasonality

During harsh winters the upper Mississippi River usually closes to barge traffic from mid-December to mid-March. Ice often hinders the navigation of barge traffic on the mid-Mississippi River, the

Illinois River and the upper Ohio River during the same period. The volume of grain transported from the Midwest to the Gulf of Mexico, which is primarily for export, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant because pricing tends to peak during these months in response to higher demand for equipment.

Customers and Contractual Arrangements

The principal customers for Inland River Services are major agricultural and industrial companies. In 2006 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 60% of Inland River Services’ revenues in 2006. The loss of one or a few of our customers would not have a material adverse effect on Inland River Services’ results of operations.

Most of the barges in the fleet are employed under contracts of affreightment that can vary in duration, ranging from one voyage to several years. For longer term contracts base rates may be adjusted in response to changes in fuel prices and operating expenses. Some longer term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. Some barges are bareboat chartered-out to third parties for a fixed payment of hire per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years.

Competitive Conditions

Generally, we believe the primary barriers to effective competitive entry into the U.S. inland waterways markets are the complexity of operations, the consolidation of the inland river towing industry and the difficulty in assembling a large enough fleet and an experienced staff to operate efficiently in the execution of voyages and to re-position barges effectively to optimize their use. The primary competitive factors among established operators are price and availability of barges. In addition to reliability, barge operators must have equipment of a suitable type and condition for a specific cargo.

We believe that there are four major domestic companies that operate over 2,000 barges each, with one of those operating over 3,000 barges. There are also four mid-sized barge companies that operate more than 500 but less than 1,000 barges. While our main competitors are other barge lines, railroads also compete for traffic that might otherwise move on the U.S. inland waterways.

Aviation Services

Business

Aviation Services’ helicopter fleet principally provides transportation services to the offshore oil and gas exploration, development and production industry that operates in the U.S. Gulf of Mexico and Alaska. Aviation Services also provides flightseeing tours in Alaska and leases helicopters to third parties. It also owns a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport. The FBO sells fuel and provides services to corporate aircraft and a regional airline. Aviation Services contributed 12%, 14% and 6% of consolidated operating revenues in 2006, 2005 and 2004, respectively.

Equipment and Services

At December 31, 2006, Aviation Services owned 109 helicopters and leased 14 others under operating leases. Of these, 108 were located in the United States and 15 were located in foreign jurisdictions. Aviation Services operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana and is a factory approved service facility for Bell Helicopter, American Eurocopter and Turbomeca.

The composition of Aviation Services’ fleet as of December 31 was as follows:

	Owned(a)	Leased-in	Managed	Total
2006:
Light Helicopters	67	14	—	81
Medium Helicopters	39	—	—	39
Heavy Helicopters	3	—	—	3
	109	14	—	123
2005:
Light Helicopters	55	14	—	69
Medium Helicopters	36	—	—	36
Heavy Helicopters	3	—	—	3
	94	14	—	108
2004:
Light Helicopters	72	17	1	90
Medium Helicopters	32	—	—	32
Heavy Helicopters	5	—	—	5
	109	17	1	127

(a)                  Excludes 3, 16 and 3 helicopters removed from service as of December 31, 2006, 2005 and 2004, respectively

Light Helicopters are single or twin engine helicopters with a passenger capacity of between four and seven. Medium Helicopters are twin engine helicopters with a passenger capacity of up to 13. Heavy Helicopters are twin engine helicopters with a passenger capacity of up to 19.

On January 5, 2007, a wholly owned subsidiary of the Company, EraMed LLC (“EraMed”), acquired the air medical business of Keystone Helicopter Corporation. EraMed operates 33 light and medium twin engine aircraft, including four owned, ten leased-in and 19 managed, in support of hospital based air medical programs in the northeastern United States.

Markets

At this time, Aviation Services’ principal market for its transportation services is in the U.S. Gulf of Mexico supporting the offshore oil and gas exploration, development and production industry. The customers and locations are similar to those serviced by Offshore Marine Services and the market opportunities there are subject to the same cycles and pressures as described in “Item 1. Business—Offshore Marine Services—Markets.”  In addition, Aviation Services leases aircraft in the U.S. and internationally, conducts flightseeing operations in Alaska and provides services to the utility and offshore markets in Alaska.

Flightseeing services are operated out of Juneau and from areas near Denali National Park. Other helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse. These services are somewhat seasonal in nature, peaking during the months of May through September when weather conditions are more conducive to operations.

Seasonality

A significant portion of Aviation Services’ operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight and consequently flight hours are generally lower at these times. In addition, prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact our operating results. In general, the winter months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During tropical storms, we are unable to operate in the area of the storm although flight activity may increase immediately prior to and after storms due to the evacuation and return of offshore workers. Our flightseeing operation is also seasonal; activity generally occurs from late May until early September.

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

There are other markets for our helicopter transportation services that include oil and gas industry support activities abroad, agricultural support and general aviation activities. Our activity in these markets is limited. We have 15 helicopters operating abroad under leases to third parties.

In 2006 no one customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 59% of Aviation Services’ operating revenues. The loss of one or a few of our customers could have a material adverse effect on Aviation Services’ results of operations.

Competitive Conditions

The helicopter transportation business is highly competitive. There are two major competitors in the U.S.,  PHI, Inc. and Bristow Group Inc., as well as several other smaller companies. In addition, several customers in the U.S. Gulf of Mexico operate their own helicopter fleets. We are one of the largest helicopter companies operating in the U.S. Gulf of Mexico and the largest operator in Alaska. In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to participate in bidding for work. Among bidders meeting these criteria, customers typically make their final choice based on price and aircraft preference.

Environmental Services

Business

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the U.S. and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of the countries where our clients operate, international maritime conventions and environmental covenants placed on clients by their lending institutions. We conduct our business primarily through the Company’s wholly owned subsidiaries, National Response Corporation (“NRC”), The O’Brien’s Group, Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 11%, 14% and 23% of consolidated revenues in 2006, 2005 and 2004, respectively.

Products and Services

Emergency Response Services.   Environmental Services employs trained personnel and maintains specialized equipment positioned in the U.S. and in certain locations outside the U.S. to respond to oil spills, other emergencies and projects required by our customers. A fleet of specialized vessels and barges outfitted with oil spill equipment is positioned on the East, Gulf and West Coasts of the U.S. as well as in the Caribbean and Hawaii. Oil spill and other response equipment are also stationed in certain international locations in Africa, the Caspian Region, the Far East, the Middle East and South America. This division of Environmental Services has also established a network of approximately 175 independent oil spill response contractors that may assist it by providing equipment and personnel. Operating revenues earned from emergency response services approximated 35%, 46% and 49% of Environmental Services’ total operating revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Consulting Services.   Our personnel assist clients in the development and updating of their prevention, emergency response and security plans. These personnel also develop and conduct customized training programs for clients to educate their employees on the prevention of and response to emergencies, such as oil spills, handling of hazardous materials releases, fire fighting, security and terrorist incidents, natural disasters, public health emergencies and other crisis-related events and associated risks. In addition, our professionals plan, conduct, evaluate and participate in all types of customer and government led emergency response drills and exercises. We also assist customers in the selection, purchase, shipment and commissioning of environmental equipment and products and training of personnel to operate this equipment. Consultants with specialized qualifications also conduct and assist with vessel inspections, security assessments of vessels and facilities and serve as expert witnesses on behalf of clients in litigation matters. We offer these services throughout the U.S. and internationally, both on a stand-alone basis and as part of retainer services, to our oil, chemical, industrial, marine transportation and government customers.

Industrial and Remediation Services.   We also provide industrial and remediation services to oil, chemical, industrial and government clients on the U.S. West Coast and internationally. These services include hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services. Some of these projects are required or governed by federal, state or local regulations. Also, many of these projects are the result of competitive bidding conducted by our customers.

Markets

The market for contractual oil spill preparedness, response and other related training and consulting services in the U.S. resulted from the enactment of OPA 90 following the Exxon Valdez oil spill in Alaska. OPA 90 (and subsequent regulations promulgated by the Department of Transportation (“DOT”), Environmental Protection Agency (“EPA”), the Minerals Management Service division of the U.S. Department of Interior (“MMS”) and the United States Coast Guard (“USCG”)) requires that all tank vessels operating within the 200-mile Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the U.S. develop a plan to respond to a “worst case” oil spill and ensure by contract or other approved means the ability to respond to such a spill.

We also provide vessel security assessments, security plans, security training and exercises and other related services. We market these services to clients who are required to comply with the Maritime Transportation Security Act of 2002 which was enacted following the September 11, 2001 terrorist attacks. We also market Homeland Security services to federal, state, county and local agencies to assist them in their efforts to improve emergency preparedness and response capabilities.

In the international market for oil spill response services, Environmental Services seeks to develop opportunities with governments, other agencies and international oil and gas exploration and production companies to establish and operate the necessary response capability. Where possible, Environmental Services builds on its emergency response presence to provide additional environmental, training and industrial services.

Customers and Contractual Arrangements

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies and airports. Services are provided pursuant to contracts generally ranging from one month to ten years. In addition to our retainer customers, we provide training, exercise and response services for oil spills, chemical releases, terrorist acts and natural disasters to others, including, under certain circumstances, local, state and federal agencies such as the USCG. In 2006 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Environmental Services accounted for approximately 48% of Environmental Services’ operating revenues. The loss of a single large client or a group of mid-size customers could have a material adverse effect on Environmental Services’ results of operations. However, Environmental Services has more than 2,300 customers, and management does not believe that it is dependent on a single customer or small group of customers.

Competitive Conditions

The principal competitive factors in the environmental service business are price, customer service, reputation, experience and operating capabilities. In the U.S., NRC faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other non-profit industry cooperatives and also from those commercial contractors who target specific market niches in response, consulting and remediation. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few private companies and regional oil industry cooperatives.

Risks of Foreign Operations

Environmental Services operates worldwide. Services include oil spill and hazardous material response, environmental and engineering project management, training and consultancy to multinational oil companies, governments and industry. For the years ended December 31, 2006, 2005 and 2004 approximately 22%, 11%, and 8%, respectively, of Environmental Services’ operating revenues were derived from its foreign operations.

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

Other

Harbor and Offshore Towing Services.   At December 31, 2006, Harbor and Offshore Towing Services operated a total of 26 tugs, of which 15 were conventional tugs, four were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by Seabulk which are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. In 2006 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Harbor and Offshore Towing Services accounted for approximately 33% of Harbor and Offshore Towing Services’ operating revenues.

At December 31, 2006, twelve tugs were operating in Florida; four in Port Everglades, six in Tampa and two in Port Canaveral. Five tugs were operating in Port Arthur, Texas, three were in Mobile, Alabama and three were in Lake Charles, Louisiana. Two tugs were engaged in offshore towing operations in Mexico and one tug was bareboat chartered-out.

Joint Ventures, Leasing and Other Activities.   The Company is party to a 50-50 joint venture that operated a 52,000 dwt handy-max bulk carrier built and delivered in 2001 and sold to a third party in September 2006. The Company has a 38% interest in a business that operates a worldwide network of high frequency radio stations. In addition, the Company has a minority equity investment in a company that designs and manufactures water treatment systems for sale or lease. The Company records the results of these investments using the equity method of accounting.

The Company also engages in asset leasing activities.

Government Regulation

Regulatory Matters

Our operations are subject to significant U.S. federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where we operate our equipment or where the equipment is registered. Our domestically registered vessels are subject to the jurisdiction of the USCG, the National Transportation Safety Board (“NTSB”), the U.S. Customs Service and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Aviation Services is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended (“Federal Aviation Act”), and other statutes pursuant to Federal Aviation Regulations Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations and, in this respect, has jurisdiction over Aviation Services personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the NTSB is authorized to investigate aircraft accidents and to recommend improved safety standards.  We are also subject to the Communications Act of 1934, as amended because of the use of radio facilities in Aviation Services operations.

Offshore Marine Services, Marine Transportation Services and Inland River Services are also subject to the Shipping Act, 1916, as amended (“1916 Act”), and the Merchant Marine Act of 1920, as amended (“1920 Act,” or “Jones Act” and, together with the 1916 Act, “Shipping Acts”), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports known as “U.S. coastwise trade.” The Shipping Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

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

All of Marine Transportation Services’ and Inland River Services’ vessels and the majority of Offshore Marine Services’ vessels are registered in the United States. Offshore Marine Services also operates vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.

All of our chemical and petroleum product tankers, harbor and offshore towing vessels, certain of our offshore marine vessels and all of our inland river tank barges that are operated by a third party are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to insure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.

NRC, one of our Environmental Services companies, is classified by the USCG as an Oil Spill Removal Organization (“OSRO”) for every port in the continental U.S., Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. Vessel owners and other customers subject to OPA 90 who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process permits the USCG and these customers to evaluate the ability of an OSRO to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

In addition to the USCG, the EPA, the Office of Pipeline Safety, the MMS and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

When responding to third-party oil spills, Environmental Services enjoys immunity from liability under federal law and some state laws for any spills arising from its response efforts, except in the event of deaths or personal injuries as a result of its gross negligence or willful misconduct.

Environmental Compliance

As more fully described below, all of our businesses are, to some degree, subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.

We believe that our operations currently are in compliance with all material environmental laws and regulations. We do not expect that we will be required to make capital expenditures in the near future that are material to our financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations are frequently changing and may impose increasingly strict requirements, we cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is our view that this trend is likely to continue.

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

Under OPA 90, with certain limited exceptions, all newly-built oil tankers carrying crude oil and petroleum products in U.S. waters must have double-hulls. Existing single-hull, double-side or double-bottom tank vessels, unless retrofitted with double-hulls, must be phased out of service at some point through 2015, depending upon the vessel’s size, age and place of discharge.

OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. We have satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act, described below, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall financial responsibility in the case of tank vessels from $1,200 to $1,500 per gross ton.

OPA 90 also amended the Clean Water Act (“CWA”), also described below, to require the owner or operator of certain facilities or of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove, to the maximum extent practicable, a worst-case discharge. The Company has complied with these requirements. We expect our pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on our business, results of operations or financial position.

OPA 90 allows states to impose their own liability regimes with respect to oil pollution incidents occurring within their boundaries and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued regulations addressing financial responsibility and vessel and facility response planning requirements. We do not anticipate that state legislation or regulations will have any material impact on our operations.

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

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and local laws regulate the generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. Our operations may generate or, in some cases, result in the transportation of these regulated wastes.

The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources.

The federal Clean Air Act (“CAA”) and comparable state and local laws impose restrictions on the emission of air pollutants into the atmosphere. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. Our chemical and petroleum product carrier vessels are subject to vapor control and recovery requirements when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports and are equipped with vapor control systems that satisfy these requirements in all material respects.

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

Security

Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO and the states and local ports to adopt heightened security procedures relating to ports and vessels. The Company has updated its procedures in light of the new requirements.

In 2002, Congress passed the Maritime Transportation Security Act (“MTSA”), which together with the IMO’s recent security proposals (collectively known as the International Ship and Port Facility Security Code or “ISPS”), requires specific security plans for our vessels and rigorous crew identification requirements. The following vessels are subject to the requirements of the ISPS:

•       U.S. flag vessels operating in the Jones Act trade that are at least 100 gross registered tons

•       U.S. flag vessels operating on an international voyage

•       Foreign flag vessels that are at least 500 gross tons under the International Tonnage Convention

The Company has implemented vessel security plans and procedures for each of its U.S. flag vessels pursuant to rules implementing the MTSA which have been issued by the USCG. The Company anticipates that the costs of security for our business will continue to increase. The Company’s U.S. flag vessels, subject to the requirements of the ISPS, all foreign flag vessels and U.S. flag vessels, operating on an international voyage, were in compliance with the ISPS requirements effective July 1, 2004.

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

Employees

As of December 31, 2006, the Company employed 4,994 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services vessel operations.

At December 31, 2006, Offshore Marine Services employed 764 seafarers in the North Sea of whom 270 were members of a union under the terms of an ongoing agreement. In the United States, a total of approximately 557 employees are unionized in Marine Transportation Services and Harbor and Offshore Towing Services. The union agreements expire at varying times through August 22, 2009. Certain individuals in Environmental Services are also represented by unions. The unionization of domestic seamen and/or aviation employees could arise in the future.

Management considers relations with its employees to be satisfactory.

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

•       technological advances affecting energy production and consumption

•       weather conditions

•       environmental regulation

•       the ability of oil and natural gas companies to generate or otherwise obtain funds for capital

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity. Lower levels of expenditure and activity would result in a decline in the demand and lower rates for our offshore energy support services and tanker services. Moreover, approximately 54% of our Offshore Marine Services and 73% of our Aviation Services are currently conducted in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

We conduct international operations, which involve additional risks.   We operate vessels and lease helicopters worldwide. Activity outside the U.S. involves additional risks, including the possibility of:

•       restrictive actions by foreign governments, including asset seizure

•       foreign taxation and changes in foreign tax laws

•       limitations on the repatriation of earnings

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

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact our business.   During 2006, approximately 46% of our Offshore Marine Services’ operating revenues resulted from Offshore Marine Services’ foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond our control. Economic sanctions or an oil embargo, for example could have significant impact on activity in the oil and gas industry and correspondingly on us should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupt our operations in the region.

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

We may be unable to maintain or replace our vessels as they age.   As of December 31, 2006, the average age of our Offshore Marine Services vessels, excluding its standby safety vessels, was approximately 14.3 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

An increase in the supply of offshore support vessels or tankers would likely have an adverse impact on the charter rates earned by our offshore support vessels and tankers.   Expansion of the worldwide offshore support vessel fleet would increase competition in the markets where Offshore Marine Services operates. The refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity could lower charter rates and result in lower operating revenues. Similarly, should our competitors in the domestic petroleum and chemical product tankers industry construct a significant number of new tankers or large capacity integrated or articulated tug and barges, demand for our tanker assets could be adversely affected.

If we do not restrict the amount of foreign ownership of our Common Stock, we could be prohibited from operating our offshore support vessels, inland river vessels and barges and tankers in parts of the U.S. and could be prohibited from operating our helicopters, which would adversely impact our business and operating results.   We are subject to the Shipping Acts, which govern, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Acts require that vessels engaged in the “U.S. coastwise trade” be owned by U.S. citizens and built in the U.S. We are also subject to regulations pursuant to the Federal Aviation Act and other statutes (“Aviation Acts”). Generally, our aircraft operating in the U.S. must be registered in the U.S. In order to register such aircraft under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts, and also comply with the Aviation Acts, we would be prohibited from operating our vessels in the U.S. coastwise trade and our helicopters in the U.S. during any period in which we did not comply with these regulations.

Marine Transportation Services could lose Jones Act protection, which would result in additional competition.   A substantial portion of Marine Transportation Services’ operations is conducted in the U.S. coastwise trade. Under the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. law. There have been attempts to repeal or amend the Jones Act, and these attempts are expected to continue in the future. Repeal of the Jones Act could result in additional competition from vessels built in lower-cost foreign shipyards and owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on our business, results of operations and financial condition.

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

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas.   Because offshore marine operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act, to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company’s financial condition and results of operations.

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

We may have to phase-out some of our single-hull tankers from petroleum product transportation service in U.S. waters.   OPA 90 establishes a phase-out schedule, depending upon vessel size and age, for non-double-hull vessels carrying crude oil and petroleum products in U.S. coastwise transportation. The phase-out dates for our non-double-hull tankers are as follows: Seabulk Magnachem—2007, Seabulk Power—2008 and Seabulk America—2015. As a result of this requirement, unless these vessels are modified with double-hulls, which will require substantial capital expenditures, they will be prohibited from transporting crude oil and petroleum products in U.S. coastwise transportation after their phase-out dates. They would also be prohibited from transporting petroleum products in most foreign and international markets under a phase-out schedule established by the IMO were we to attempt to enter those markets.

We are subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.   Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the USCG, Occupational Safety and Health Administration (“OSHA”), the NTSB and the U.S. Customs Service and to regulation by port states and class society organizations such as the American Bureau of Shipping, as well as to international regulations from international treaties such as the Safety of Life at Sea convention administered by port states and class societies. The USCG, the OSHA and the NTSB set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

Our business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase our costs. We cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on our business, results of operations and financial condition. For more information, see Item 1. “Governmental Regulation—Environmental Compliance.”

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

A change in, or revocation of, NRC’s classification as an Oil Spill Removal Organization would result in a loss of business.   NRC is classified by the USCG as an OSRO. The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the USCG. A loss of NRC’s classification or changes in the requirements for classification could eliminate or diminish NRC’s ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

Environmental Services could incur liability in connection with providing spill response services.   Although Environmental Services is generally exempt from liability under the CWA for its own actions and omissions in providing spill response services, this exemption might not apply if it were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the U.S. states in which Environmental Services provides service have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that Environmental Services does not benefit from federal or state exemptions from liability in providing spill response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others.

Inland River Services could experience variation in freight rates.   Freight transportation rates may fluctuate as the volume of cargo and availability of barges changes. Volume of freight transported on the inland waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand and foreign currency exchange rates. Barge participation in the industry can also vary year to year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.

Inland River Services’ results of operations could be adversely affected by the decline in U.S. grain exports.   Inland River Services’ business is significantly affected by the volume of grain exports handled through U.S. Gulf of Mexico ports. Grain exports can vary due to a number of factors including the crop harvest yield levels in the U.S. and abroad, and the demand for grain in the U.S. The shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland River Services.

Inland River Services’ results of operations could be adversely affected by international economic and political factors.   The actions of foreign governments could affect the import and export of the dry-bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry-bulk commodities Inland River Services transports. National and international boycotts and embargoes of other countries’ or U.S. imports or exports together with the raising or lowering of tariff rates will affect the demand for transportation of the cargos Inland River Services transports. These actions or developments could have an adverse impact on Inland River Services.

Inland River Services’ results of operations are affected by seasonal activity.   Inland River Services’ business is seasonal, and its quarterly revenues and profits have historically been lower during the first and second quarters of the year and higher during the third and fourth quarters during the grain harvest.

Inland River Services’ results of operations are affected by adverse weather and river conditions.   Weather patterns can affect river levels and cause ice conditions during winter months, which can hamper barge navigation. Locks on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could adversely impact Inland River Services.

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

Our global operations are subject to currency exchange risks.   In some of our foreign businesses, we collect revenues and pay expenses in local currency. If the value of foreign currencies (in particular the value of the British Pound Sterling) decline against the U.S. dollar and we do not or are not able to minimize the effects of such fluctuations through currency hedging arrangements, our operating results may be adversely affected. There can be no assurance that we will not incur losses in the future as a result of currency exchange rate fluctuations.

Our inability to attract and retain qualified personnel could have an adverse effect on us.   Attracting and retaining skilled personnel across all of our business segments is an important factor in our future success.

The market for the personnel we employ is very competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Offshore support vessels, tankers, barges and helicopters are the principal physical properties owned by the Company and are more fully described in “Offshore Marine Services,” “Marine Transportation Services,” “Inland River Services” and “Aviation Services” in “Item 1. Business.”

ITEM 3.                LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of such exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or results of its operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such a subpoena. SEACOR intends to provide all information requested in response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk filed three reports with, and submitted documents to, the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR at December 31, 2006 were as follows:

Name	Age	Position
Charles Fabrikant	62

President, Chief Executive Officer and Chairman of the Board, and has been a director of SEACOR and several of its subsidiaries since 1989. Mr. Fabrikant is also a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. He is also President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.

Randall Blank	56

Senior Vice President of SEACOR since September 2005 and President and Chief Executive Officer of Environmental Services since October 1997. From December 1989 to September 2005, Mr. Blank was Executive Vice President and Chief Financial Officer of SEACOR and from October 1992 to September 2005 he was Secretary of SEACOR. In addition, Mr. Blank has been an officer and director of certain SEACOR subsidiaries since 1989.

James Cowderoy	47

Senior Vice President of SEACOR since August 2006. Previously, he served as a Board Member of SEACOR from August 2001 to August 2006 and was the Chairman and Managing Director of Harrisons (Clyde) Ltd., a Glasgow-based ship owning company, since May 2002. Mr. Cowderoy served as Managing Director of Stirling Shipping Company Limited until its acquisition by SEACOR in May 2001, and subsequently as Managing Director of SEACOR International Ltd. until May 2002. Mr. Cowderoy is also a director of North England P&I Association Ltd., Vice-Chairman of Marine Shipping Mutual Insurance Company Ltd., and remains Chairman of Harrisons (Clyde) Ltd.

Dick Fagerstal	46

Senior Vice President, Corporate Development and Treasurer of SEACOR since February 2003 and has served as Treasurer since May 2000. From August 1997 to February 2003, Mr. Fagerstal served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain SEACOR’s subsidiaries since August 1997.

John Gellert	36

Senior Vice President since June 2004. Mr. Gellert’s primary responsibility since 2002 has been the running of the domestic and international divisions of Offshore Marine Services. Mr. Gellert has been an employee of SEACOR since 1992.

Alice Gran	57

Senior Vice President and General Counsel of SEACOR since July 1998 also Secretary of SEACOR since September 2005. Ms. Gran is a director and officer of certain SEACOR subsidiaries and is responsible for managing legal, insurance and certain risk management functions. Ms. Gran joined SEACOR in July 1998. Ms. Gran is a licensed attorney admitted to practice law in the District of Columbia.

Richard Ryan	52

Senior Vice President of SEACOR since November 2005 and from September 2005 to November 2005 was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. Mr. Ryan joined SEACOR in 1996. From December 1996 until June 2002 he was International Controller and from July 2002 until becoming Chief Financial Officer served as Managing Director of SEACOR Marine (International) Ltd.

Matthew Cenac	41

Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005 Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR’s subsidiaries.

Andrew Strachan	59	Vice President of SEACOR since April 1997 and a director and officer of certain SEACOR subsidiaries since December 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2007:
First Quarter (through February 22, 2007)	$103.31	$88.04
Fiscal Year Ending December 31, 2006:
First Quarter	$79.20	$67.60
Second Quarter	$92.85	$73.99
Third Quarter	$89.15	$76.53
Fourth Quarter	$102.34	$78.40
Fiscal Year Ending December 31, 2005:
First Quarter	$67.09	$52.62
Second Quarter	$65.95	$53.92
Third Quarter	$73.12	$61.93
Fourth Quarter	$74.15	$64.04

As of February 22, 2007, there were 259 holders of record of Common Stock.

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

Performance Graph

Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2001 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Index, an index of oil service companies published by Simmons and Company, Inc. (the “Simmons Peer Index”).

	December 31
	2001	2002	2003	2004	2005	2006
Company	100	96	91	115	147	214
S&P 500	100	77	97	106	109	124
Simmons Peer Index	100	101	103	141	188	265

Issuer Repurchases of Equity Securities and Debt

In 2006, 2005 and 2004, the Company acquired 727,180, 304,676, and 370,490 shares of Common Stock for treasury, respectively, at an aggregate cost of $58.1 million, $20.5 million, and $14.9 million, respectively. As of December 31, 2006, $75.0 million of repurchase authority granted by SEACOR’s Board of Directors remains available for the acquisition of additional shares of Common Stock, SEACOR’s 7.2% Notes due 2009, 5.875% Senior Notes Due 2012, 2.875% Convertible Senior Debentures due 2024 and the 9.5% Seabulk Senior Notes due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

			Total Number of
			Shares Purchased as	Maximum Value of
			Part of Publicly	Shares that may Yet
	Total Number Of	Average Price	Announced Plans or	be Purchased under
Period	Shares Purchased	Paid Per Share	Programs	the Plans or Programs(1)(2)
10/01/06-10/31/06	—	N/A	—	$42,621,353
11/01/06-11/30/06	—	N/A	—	$75,000,000
12/01/06-12/31/06	—	N/A	—	$75,000,000

(1)                Beginning in February 1997 and increased at various times through November 2006, the Board of Directors authorized the repurchase of $457.4 million of Common Stock, debt or combination thereof. Through December 31, 2006, the Company has repurchased $304.2 million and $78.2 million of Common Stock and debt, respectively.

(2)                On November 15, 2006, the Company’s Board of Directors increased the repurchase authority to $75.0 million.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Revenues:
Offshore Marine Services	$682,577	$480,058	$286,721	$316,116	$367,969
Marine Transportation Services(1)	145,195	72,348	—	—	—
Inland River Services	147,466	123,231	66,568	27,859	12,607
Aviation Services(2)	156,014	137,555	27,180	20,604	—
Environmental Services	144,516	136,577	115,014	44,045	22,087
Elimination and Other(3)	47,677	22,235	(3,623)	(2,415)	495
	$1,323,445	$972,004	$491,860	$406,209	$403,158
Operating Income	$360,748	$177,452	$28,672	$23,251	$52,392
Other Income (Expenses):
Net interest expense	$(15,686)	$(28,951)	$(14,063)	$(11,782)	$(8,231)
Other income(4)	645	45,897	9,677	9,980	21,981
	$(15,041)	$16,946	$(4,386)	$(1,802)	$13,750
Income from Continuing Operations	$234,394	$170,345	$19,889	$11,954	$46,587
Income from Continuing Operations Per Share:
Basic	$9.52	$7.89	$1.09	$0.63	$2.33
Diluted	8.44	6.93	1.08	0.63	2.28
Statement of Cash Flows Data:
Cash provided by operating activities	$366,107	$237,645	$34,521	$56,565	$68,684
Cash provided by (used in) investing activities	(281,495)	167,243	(318,117)	(13,310)	4,278
Cash provided by (used in) financing activities	(64,230)	(131,936)	231,725	(127,525)	87,205
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$925,725	$684,521	$495,387	$438,131	$525,931
Total assets	3,252,982	2,885,141	1,766,009	1,402,611	1,487,107
Long-term debt and capital lease obligations	961,003	977,635	582,367	332,179	402,118
Stockholders’ equity	1,557,078	1,361,305	793,757	770,446	804,951
Capital Expenditures	$381,710	$250,459	$200,052	$161,842	$139,706
Operating Data:
Offshore Marine Services:
Fleet Count, at period ends(5)	234	301	212	235	301
Overall Fleet Utilization(6)	86%	87%	85%	77%	79%
Overall Rates Per Day (7)(8)	$9,109	$6,757	$5,839	$4,874	$5,120
Tanker Count, at period end(5)	10	10	—	—	—
Dry Cargo Barge Count, at period end(5)	1,040	1,139	1,072	784	535
Chemical Tank Barge Count, at period end(5)	61	44	20	—	—
Inland Deck Barge Count, at period end(5)	7	—	—	—	—
Inland Towboat Count , at period end(5)	7	7	6	3	—
Helicopter Count, at period end(5)	123	108	127	41	36

(1)                 Marine Transportation Services commenced operations in July 2005 with the Company’s acquisition of Seabulk.

(2)                 Aviation Services commenced operations in December 2002 with the Company’s acquisition of Tex-Air Helicopters, Inc. In December 2004, the Company acquired Era Aviation, Inc. significantly increasing the number of helicopters and the size of the segment’s business.

(3)                 Elimination and Other includes the operations of Harbor & Offshore Towing Services, which commenced operations in July 2005 with the Company’s acquisition of Seabulk.

(4)                 Other income principally includes gains and losses from the sale of marketable securities, derivative transactions and foreign currency transactions. Other income in 2005 included gains on marketable security and foreign currency transactions as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Other income in 2002 included gains resulting from the merger of Chiles Offshore Inc. and ENSCO International Incorporated.

(5)                 Includes assets owned, chartered-in, managed, pooled and joint ventured.

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

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents our operating results for each of the three years in the period ended December 31, 2006, and our financial condition at December 31, 2006. Except for the historical information contained herein, this Form 10-K and other written and oral statements that we make from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SEACOR Holdings Inc. is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. We conduct our activities in five business segments:

Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide.

Marine Transportation Services primarily operates U.S. flag product tankers carrying petroleum, crude oil and chemical products in the U.S. coastwise trade.

Inland River Services is primarily engaged in the provision of dry and liquid cargo transportation on the U.S. inland waterways for a range of agricultural and industrial products.

Aviation Services operates a fleet of helicopters principally providing transportation services in support of offshore oil and gas activities in the U.S. Gulf of Mexico and Alaska.

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the U.S. and abroad.

Other includes our fleet of tugs providing harbor assist and offshore towing services, various other investments in joint ventures and asset leasing activities.

All our business lines with the exception of Environmental Services are “asset related” and highly capital-intensive. The demand for our assets is cyclical in varying degrees, due to changes in the activity levels for those assets as well as availability of supply.

To manage capital successfully over time, we continually assess our asset portfolio. We pursue opportunities to realize value from our assets by shifting their operation to other markets or trading them when circumstances warrant. We actively buy and sell second-hand equipment in the ordinary course of our business, as well as order, build, upgrade, operate or re-sell newly constructed equipment. We typically pursue a strategy of shedding older assets while adjusting our asset mix. We also lease assets to other operators and sell assets to financial lessors and lease them back for varying periods of time. We believe that maintaining significant liquidity is an important factor that will enable us to take advantage of opportunities as they arise.

In recent years, we have also sought to create balance in our businesses by broadening our asset base from support of offshore oil and gas activity, which is highly dependent on energy prices and drilling activity, by investing in barges, tankers and tugs, looking for opportunities to engage in logistics support for movement of agricultural commodities and supporting developing trades in renewable fuels.

We believe that demand for our barges, tankers and tugs is in part linked to different factors than those that drive demand for offshore oil and gas exploration and development. In addition, contracts for the employment of barges and tankers that have longer terms than those typically available for offshore marine and helicopter services can often be secured. Our expectation is that over time this strategy of diversification will provide better returns on capital than could be achieved by restricting our investment to one specific, highly cyclical asset class such as marine vessels supporting offshore oil and gas activity. We believe this strategy will afford more opportunities to use our capital efficiently, create greater stability of earnings and allow improved margins due to operational synergies which, in turn, should yield a lower cost of capital over the long run, more sustainable cash flow and increased profitability.

Consolidated Results of Operations

The table below provides an analysis of the Company’s consolidated statements of income for each year indicated. See “Item 8. Financial Statements and Supplementary Data - Note 16 - Major Customers and Segment Data” included in Part IV of this Annual Report on Form 10-K for additional financial information about the Company’s business segments and geographical areas of operation.

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Operating Revenues:
Offshore Marine Services	$682,577	52%	$480,058	50%	$286,721	58%
Marine Transportation Services	145,195	11%	72,348	7%	—	—
Inland River Services	147,466	11%	123,231	13%	66,568	14%
Aviation Services	156,014	12%	137,555	14%	27,180	6%
Environmental Services	144,516	11%	136,577	14%	115,014	23%
Other	49,224	4%	23,292	2%	—	—
Eliminations	(1,547)	(1)%	(1,057)	(0)%	(3,623)	(1)%
	$1,323,445	100%	$972,004	100%	$491,860	100%
Operating Income(1)	$360,748	27%	$177,452	18%	$28,672	6%
Other Income (Expense), net	(15,041)	(1)%	16,946	2%	(4,386)	(1)%
Income Before Taxes, Minority Interest, Equity Earnings, and Discontinued Operations	345,707	26%	194,398	20%	24,286	5%
Income Taxes	125,120	9%	29,746	3%	8,573	2%
Income Before Minority Interest, Equity Earnings, and Discontinued Operations	220,587	17%	164,652	17%	15,713	3%
Minority Interest	(1,005)	0%	32	0%	(483)	0%
Equity Earnings	14,812	1%	5,661	1%	4,659	1%
Discontinued Operations	—	—	364	0%	—	—
Net Income	$234,394	18%	$170,709	18%	$19,889	4%

(1)                 Includes net gains on asset sales of $77,977 in 2006, $28,285 in 2005 and $10,234 in 2004 resulting principally from the sale of offshore support vessels.

Offshore Marine Services

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

Offshore oil and gas industry markets worldwide have been operating at high levels since the third quarter of 2004 when offshore drilling activity increased in response to higher oil and gas prices. In addition, in 2005 and 2006 demand for vessel support services in the U.S. offshore energy sector increased substantially in response to the need for extensive repairs to the offshore energy infrastructure damaged by the 2005 hurricanes. The Company expects continued brisk demand for vessels in 2007.

It is difficult to know if the supply of new and reactivated vessels will grow in 2007 to meet demand. There are many new vessels on order but some deliveries have been delayed and new rigs continue to enter the market. In addition, it is difficult to accurately predict the rate at which older equipment will be retired from service.

Our fleet services oil and gas exploration and production facilities mainly in the U.S. Gulf of Mexico, West Africa, the North Sea, Mexico, Central and South America, the Middle East and Asia. The number and type of vessels we operate, their rates per day worked and their utilization levels are the key determinants of Offshore Marine Services’ operating results and cash flows.

The aggregate cost of our operations primarily depends on the size and asset mix of the fleet. Offshore Marine Services’ costs and expenses include “daily running costs” and “fixed costs.” Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. During 2006 we experienced continual pressure to increase crew wages in response to chronic shortages of qualified and experienced crew in the U.S. Gulf of Mexico. We expect this pressure to continue in 2007. The cost of basic ship repair activities in the U.S. Gulf of Mexico has also increased dramatically in the aftermath of the 2005 hurricanes, as labor shortages have led to higher rates of pay for shipyard personnel and therefore higher billing rates for their services. We expect cost pressures on repair and maintenance activity in the U.S. Gulf of Mexico to continue in 2007. Unless we decide to remove a vessel from operational service, there is little reduction in daily running costs and, consequently, our margins are most sensitive to changes in rates per day worked and utilization.

Two significant components of maintenance and repair expenses are drydock and main engine overhaul costs. Vessel drydockings are regularly performed in accordance with applicable regulations and main engine overhauls are performed in accordance with our planned maintenance program. Should we undertake a disproportionately large number of drydockings or main engine overhauls in a particular fiscal year or calendar quarter, operating expenses may vary significantly when compared with a prior year or quarter.

Depreciation and charter-in expenses of leased equipment are Offshore Marine Services’ principal fixed costs. Depreciation depends on the acquisition costs of vessels and their related useful life and salvage value assumptions. When vessels are sold and leased back (bareboat chartered), depreciation and finance charges become indirectly incorporated into operating expenses through the lease payment we make.

We believe our strong financial condition, diverse fleet and broad geographical distribution of vessels assist us in weathering the effects of industry downturns. We believe our financial position also enables us to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions.

Results of Operations

	2006		2005		2004		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’06/’05	’05/’04
			(in thousands)
Operating Revenues:
United States	$371,184	54%	$240,921	50%	$127,152	44%	54%	89%
Africa, primarily West Africa	158,900	23%	99,438	21%	46,521	16%	60%	114%
United Kingdom, primarily North Sea	62,371	9%	60,472	13%	73,120	26%	3%	(17)%
Asia	37,271	6%	31,810	7%	13,031	5%	17%	144%
Middle East	35,707	5%	15,270	3%	976	0%	134%	1,465%
Mexico, Central and South America	17,144	3%	30,895	6%	24,359	8%	(45)%	27%
Other Foreign	—	—	1,252	0%	1,562	1%	—	(20)%
	$682,577	100%	$480,058	100%	$286,721	100%	42%	67%
Operating Income	$282,714	41%	$119,463	25%	$19,382	7%	137%	516%

Operating Revenues—2006 compared to 2005.   Operating revenues in 2006 improved over 2005 due to several factors. Demand for equipment in most of the Company’s markets remained at high levels throughout 2006 in response to higher levels of exploration, production and construction activity and in the U.S. Gulf of Mexico the ongoing re-construction activity in the aftermath of the 2005 hurricanes. Overall average day rates improved from $6,757 per day in 2005 to $9,109 per day in 2006, resulting in additional operating revenues of $110.6 million. A further $59.3 million of the improvement was due to an 11%

increase in overall available days primarily as a result of a full year of activity for vessels acquired in the Seabulk Merger, partially offset by days lost as a consequence of vessel dispositions. The redeployment of vessels between regions and the change of vessels from bareboat charter to time charter resulted in additional operating revenues of $37.5 million. Operating revenues in the Middle East region increased as a result of a full year of activity for vessels acquired in the Seabulk Merger, higher utilization and the mobilization of two additional vessels to the region. Operating revenues in Mexico, Central and South America decreased primarily due to a reduction in our activity in Mexico following the sale of a Mexican joint venture in early 2006. A number of vessels that had been chartered to that joint venture were either sold to our former joint venture partners or deployed for service in the U.S. Gulf of Mexico. Overall fleet utilization remained flat during 2006 as compared to 2005.

Operating Income—2006 compared to 2005.   Operating income in 2006 was higher than in 2005 due to a combination of improved operating revenues noted above and higher gains on asset sales. Results in 2006 included gains from asset sales of $67.0 million, compared to $22.0 million in the prior year. Vessels added in the Seabulk Merger and other variations in fleet mix as a result of fleet acquisitions and disposals resulted in additional operating expenses and depreciation of $53.4 million. The improvements in operating income were partially offset by a tightening labor market that increased wages by an average of 18% across all regions, with the Gulf of Mexico experiencing increases approaching 30%. Administrative expenses increased by 19% primarily as a result of assimilating the Seabulk organization.

Operating Revenues—2005 compared to 2004.   Operating revenues in 2005 improved over 2004 due to several factors. Fleet expansion as a result of the Seabulk Merger and the addition of eight vessels to our U.S. Gulf of Mexico fleet in 2005 including four Anchor Handling Towing Supply vessels, three Fast Support vessels and one Mini-Supply vessel contributed $140.6 million of operating revenues. Additionally, in the U.S. Gulf of Mexico, the Company’s legacy fleet experienced significant increases in rates per day and moderate increases in utilization. These increases were generally due to a continuation of increased drilling activity in the U.S. Gulf of Mexico plus damage assessment and re-construction of offshore installations following hurricanes Katrina and Rita. The Company’s foreign legacy fleet experienced only moderate gains in rates per day and minor gains in utilization predominantly in West Africa, the North Sea and Asia.

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

Operating Statistics

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

	2006	2005	2004
Rates Per Day Worked:
Anchor handling towing supply	$22,559	$16,744	$12,223
Crew	6,019	4,432	3,463
Mini-supply	6,121	3,651	2,974
Standby safety	8,739	8,117	7,850
Supply	11,559	8,926	9,101
Towing supply	8,861	7,771	6,806
Other	8,584	6,914	14,000
Overall Average Rates Per Day Worked	$9,109	$6,757	$5,839
Utilization:
Anchor handling towing supply	89%	82%	76%
Crew	87%	89%	89%
Mini-supply	84%	90%	87%
Standby safety	92%	90%	89%
Supply	81%	81%	75%
Towing supply	85%	91%	69%
Other	78%	78%	36%
Overall Fleet Utilization	86%	87%	85%
Available Days:
Anchor handling towing supply	7,877	6,865	4,089
Crew	32,079	30,583	24,579
Mini-supply	9,556	9,765	10,633
Standby Safety	7,665	7,665	7,686
Supply	11,233	9,341	6,195
Towing supply	11,162	8,930	4,353
Other	4,754	2,896	233
Overall Fleet Available Days	84,326	76,045	57,768

The general improvement in Rates Per Day Worked since 2004 reflects the strength of the market in all our areas of operation primarily in response to higher oil and gas prices discussed above.

The growth in Available Days between 2004 and 2005 was primarily due to the vessels acquired in the Seabulk Merger. During 2006 market prices for used equipment stayed at consistently high levels and the vessels we sold were of such an age that we considered it prudent to sell these assets. At December 31, 2006 we have 19 vessels of various types on order or under construction at shipyards in both the U.S. Gulf of Mexico and in Asia.

Marine Transportation Services

In 2005, our investment mix was diversified through the acquisition of a fleet of tankers in the Seabulk Merger, including ten under U.S. flag. Five of these tankers are double-hull, state of the art product tankers of which two have chemical carrying capacity, four are double-bottom vessels and one is a single-hull vessel.

OPA 90 prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and size of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the IMO.

During 2006, we committed to retrofit two of our double-bottom vessels with double-hulls thereby enabling them to continue to transport crude oil and petroleum products beyond their presently mandated OPA 90 retirement dates in 2011. As of December 31, 2006, one of these vessels was undergoing its retrofit and is expected to be unavailable for charter through March 2007. The second vessel is scheduled to begin its retrofit in March of 2007 and is expected to be unavailable for charter through June 2007. One of the Company’s double-bottom vessels reaches the end of its OPA 90 life in February 2007. The Company is currently evaluating its commercial options for this vessel. The Company’s single-hull vessel is scheduled for retirement in 2008.

Demand for the Company’s tankers is dependent on several factors, including petroleum production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, competition from foreign imports and the rate of refining activity in the United States. During 2005 and 2006, other operators placed orders for the construction of new double-hulled tankers and barges that are expected to be qualified for operation in the U.S. coastwise trade when delivered. We are uncertain as to whether the market will be able to absorb this additional capacity. During 2006, in response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet’s future earnings, Marine Transportation Services entered into a firm nine year arrangement to bareboat charter-out four of our ten vessels with staggered delivery dates commencing in March 2007.

Results of Operations

	2006		2005		2004		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’06/’05	’05/’04
			(in thousands)
Operating Revenues
U.S.	$144,738	100%	$62,123	86%	N/A	N/A	133%	N/A
Foreign	457	0%	10,225	14%	N/A	N/A	(96)%	N/A
	$145,195	100%	$72,348	100%	N/A	N/A	100%	N/A
Operating Income	$18,864	13%	$5,096	7%	N/A	N/A	270%	N/A

Operating Revenues—2006 compared to 2005.   Operating revenues increased in 2006 primarily reflecting twelve months of tanker operations compared with only six months in 2005 following the Seabulk Merger in July 2005. Operating revenues in 2005 included $2.2 million related to two foreign flagged vessels which were sold in August and September 2005. In 2006 Marine Transportation Services earned 71% of its operating revenues under time charters and 29% under contracts of affreightment.

Operating Income—2006 compared to 2005.   Operating income increased in 2006 primarily reflecting twelve months of tanker operations compared with only six months in 2005 following the Seabulk Merger in July 2005.

Operating Revenues—2005 compared to 2004.   Operating revenues in 2005 were due to the Company’s merger with Seabulk in July 2005. In 2005 Marine Transportation Services earned 66% of its operating revenues under time charters, 12% under voyage charters and 22% under contracts of affreightment.

Operating Income—2005 compared to 2004.   Operating income in 2005 was due to the Company’s merger with Seabulk in July 2005. Operating income in 2005 was reduced by $6.6 million for the dry docking of two of the Company’s tankers during the third quarter of 2005.

Inland River Services

Several years ago we embarked on a construction program to upgrade and modernize our fleet and the continuing intention is to maintain a modern and productive fleet. At the end of 2006, the average age of the Inland River Services’ dry cargo barge fleet was less than 5 years. The Company believes it to be among the youngest fleets operating on the U.S. inland waterways system. We believe that approximately 40% of the existing dry cargo barge fleet and 59% of the liquid cargo tank barge fleet operating on the U.S. inland waterways are over 20 years old. We expect the age of our fleet to enhance availability and reliability due to reduced downtime for repairs. We also expect the age of our fleet to reduce the amount of replacement capital expenditures needed in future years to maintain our fleet size and thus our revenue generating capacity.

As of December 31, 2006 we controlled a total of 1,040 dry cargo barges compared to 1,139 at December 31, 2005. During 2006, we took delivery of 74 dry cargo barges, of which five were leased-in, and returned 178 that had been chartered-in under a multi-year agreement and 37 that we had managed on behalf of third parties. In addition, our joint venture took delivery of 56 dry cargo barges and we exchanged 14 dry cargo barges for 14 tank barges. As of December 31, 2006 we also controlled 61 chemical and product tank barges and seven deck barges.

As of December 31, 2006, 381 of our dry cargo barges are chartered to, and operated by, other operators for various periods of time for a fixed rate per day. We operate 421 of our dry cargo barges with barges owned by third parties through a pooling arrangement that we manage. Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to participants based upon the number of days the barges participate in the pool. Each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

In order to maintain control over the costs of towing, fleeting, cleaning and switching, we endeavor to secure contracts of 12 months or longer with key vendors to provide these essential services. These contracts normally include fuel price escalators and other cost escalation clauses.

In 2006, Inland River Services earned 72% of its operating revenues from the participation in dry cargo barge pools that it managed, 11% from the charter-out of dry cargo barges and 17% from the operation of inland towboats and other activities. The following table presents, for the years indicated, Inland River Services’ interest in the tons hauled, percentage of tons moved and percentage of operating revenues derived from the movement of cargo and earned from its participation in dry cargo barge pools.

	2006			2005			2004
(in thousands)	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues
Grain	2,392	50%	47%	2,563	47%	43%	1,690	41%	43%
Non-Grain	2,386	50%	53%	2,927	53%	57%	2,387	59%	57%
	4,778	100%	100%	5,490	100%	100%	4,077	100%	100%

Dry cargo barge expenses are typically differentiated between those directly related to voyages including towing, switching, fleeting and cleaning costs, and non-voyage related expenses including repair costs, insurance and depreciation. For barges chartered-out, expense is limited to depreciation.

During the fourth quarter of 2006, we entered into a 50-50 joint venture with a financial investor to own a fleet of inland marine transportation assets with a view toward generating cash returns which may be enhanced by entering into strategic positions in marketable securities and commodity futures. Upon closing, we contributed eight dry cargo barges and 19 chemical tank barges and the investor contributed cash representing a total combined value of $55.6 million. It is anticipated that the Company and its partner will contribute an additional $66.0 million in combined value to this venture during the first half of 2007. Until October 31, 2009, we have agreed to offer the joint venture the opportunity to invest in all new dry cargo and tank barges that Inland River Services intends to acquire, subject to certain exceptions; however, to date, the parties to the joint venture have only agreed to contribute up to $75.0 million each to the joint venture, of which $60.8 million each has already been committed by each party.

During the fourth quarter of 2006, we purchased a 50% interest in a joint venture that operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

In the first quarter of 2007, we intend to enter into a 50-50 joint venture with a third party to operate two 4,600 horsepower towboats along with 40 hopper barges on the Parana-Paraguay Rivers. The equipment will be used to transport various commodities, including iron ore for a major Brazilian iron ore producer.

Results of Operations

	2006		2005		2004		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	‘06/’05	‘05/’04
	(in thousands)
Operating Revenues (U.S. only).	$147,466	100%	$123,231	100%	$66,568	100%	20%	85%
Operating Income	$59,903	41%	$41,458	34%	$16,896	25%	44%	145%

Operating Revenues—2006 compared to 2005.   Operating revenues increased in 2006 primarily due to higher freight rates for all classes of equipment, an increase in the size of the tank and deck barge fleet and other changes in fleet mix. The industry-wide supply of barges continued to decline as barge retirements outpaced new barge deliveries. Demand was positively influenced by a number of factors, including a robust corn export program, strong usage of open hopper barges in the coal and aggregate trades, and the use of barges for storage of northbound cargos in the early part of 2006. Operating conditions on the rivers were generally better in 2006 due to milder winter weather resulting in less frequent equipment delays.

Operating Income—2006 compared to 2005.   Operating income increased in 2006 primarily due to the increases in operating revenues noted. These increases were partially offset by higher operating expenses related to higher repair and maintenance and towing costs and vendor service charges caused by higher labor and fuel costs.

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

Aviation Services

Aviation Services’ helicopter fleet principally provides transportation services to the offshore oil and gas exploration, development and production industry that operates in the U.S. Gulf of Mexico and Alaska. Aviation Services also provides flightseeing tours in Alaska and leases helicopters to third parties. It also owns a FBO at Ted Stevens Anchorage International Airport. The FBO sells fuel and provides services to corporate aircraft and a regional airline.

Transportation services provided to offshore oil and gas customers represent a significant portion of our operations. As with the Company’s Offshore Marine Services segment, our market is highly cyclical with demand dependent on oil and gas prices.

The U.S. Gulf of Mexico represents our major market and during 2006, we experienced strong demand in response to the high levels of offshore oil and gas activity along with the increased transportation requirements relating to the movement of personnel involved in hurricane remediation work.

Our current revenue stream is balanced between the exploration and production activities of our customers. Exploration and development activities generally require medium size and heavy aircraft, on which we typically earn higher margins. Production related activities are less sensitive to variations in commodity prices and accordingly provide a more stable demand for our services.

In recent years our oil company customers have been seeking modern aircraft that offer enhanced safety features and greater performance. Some of our customers have also been moving from small single engine aircraft to small twin engine aircraft due to the additional safety afforded from two engines when flying extended range missions in deepwater areas.

Maintenance and repair expenses, employee compensation, insurance costs and fuel expenses represent a significant portion of Aviation Services overall operating costs and expenses. We expense all maintenance and repair cost, including aircraft refurbishments and engine and major component overhauls, as incurred. Should we undertake a disproportionately large number of refurbishments or overhauls in a particular fiscal year or calendar quarter, comparative operating expense may vary considerably.

Certain third party vendors maintain our aircraft engines and components under programs that require us to pay ratably for the service based on actual flight hours flown. The costs are normally billed on a monthly basis and expensed as incurred. In the event that we place an aircraft in a program part way through a maintenance period it is normally necessary to pay an initial buy-in charge based on hours flown to date. If an aircraft is sold before the scheduled maintenance work is carried out we may be able to recover part of the expenditure incurred up to that point. The impact of entry into and exit from these programs can have a significant impact on our repair and maintenance costs.

In addition to variable operating expenses, we incur fixed charges for depreciation of aircraft and other property and equipment.

In measuring and evaluating our performance, management considers flight hours flown. These were 62,609, 56,924 and 26,348 hours flown in 2006, 2005 and 2004 respectively. These hours are not necessarily indicative of management’s expectations for future flight hours for the Aviation Services’ fleet.

Results of Operations

	2006		2005		2004		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	‘06/’05	‘05/’04
	(in thousands)
Operating Revenues:
U.S.	$149,061	96%	$135,095	98%	$27,180	100%	10%	397%
Foreign	6,953	4%	2,460	2%	—	—%	183%	—
	$156,014	100%	$137,555	100%	$27,180	100%	13%	406%
Operating Income (Loss)	$10,632	7%	$14,862	11%	$(4,344)	16%	(28)%	442%

Operating Revenues—2006 compared to 2005.   Operating revenues in the U.S. Gulf of Mexico increased as a result of net fleet additions, more efficient fleet utilization and higher rates. Alaska revenues were lower due to the redeployment of two aircraft to Europe. Additionally, Aviation Services expanded its leasing activity to third-party operators in international regions.

Operating Income—2006 compared to 2005.   Improvements in operating revenues noted above were offset by significantly higher repair and maintenance costs due to a heavy schedule of refurbishments and overhauls in 2006. In addition, other operating costs increased in 2006 primarily due to wage increases for pilots and mechanics, additional training costs associated with the introduction of new aircraft types, higher fuel prices, and continuing costs related to the 2005 hurricanes including facility repairs, housing costs and temporary help. Depreciation expense increased by $3.5 million due to the growth in the fleet. Gains on the sale of assets in 2006 were $3.2 million higher than in 2005.

Operating Revenues—2005 compared to 2004.   Operating revenues increased in 2005 primarily due to fleet expansion. On December 31, 2004, the Company acquired Era Aviation, Inc. (the “Era Acquisition”) from Rowan Companies, Inc. At acquisition, Era Aviation, Inc. owned 81 helicopters. During 2005, Aviation Services acquired nine helicopters, sold eight, removed 16 from service and terminated four under charter. In addition to the operating revenue increases through acquisitions, there were more flight hours and rates of hire improved in response to the increased level of activity in the U.S. Gulf of Mexico in the aftermath of hurricanes Katrina and Rita.

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

Operating results and cash flows are very dependent on the number of spill responses in a given fiscal period, the magnitude of each spill and the profit margin earned. Spill response revenues and related income can vary materially between comparable periods. The revenues from any one period are not indicative of a trend or anticipated results in future periods.

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

Results of Operations

	2006		2005		2004		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	‘06/’05	‘05/’04
	(in thousands)
Operating Revenues:
U.S.	$112,960	78%	$121,599	89%	$105,691	92%	(7)%	15%
Foreign	31,556	22%	14,978	11%	9,323	8%	111%	61%
	$144,516	100%	$136,577	100%	$115,014	100%	6%	19%
Operating Income	$17,213	12%	$22,910	17%	$11,985	10%	(25)%	91%

Operating Revenues—2006 compared to 2005.   Revenues increased in 2006 primarily due to a 44% increase in consulting and project management revenue offset by a 21% decrease in spill response revenue. Consulting and project management revenues accounted for 49% and 35% of Environmental Services operating revenues in 2006 and 2005, respectively. This increase is primarily due to greater international activity and additional services offered as a result of Homeland Security requirements. Spill response activities accounted for 35% and 46% of Environmental Services operating revenues in 2006 and 2005, respectively.

Operating Income—2006 compared to 2005.   Operating income decreased by $5.7 million in 2006 primarily as a result of the aforementioned decreased spill response activity. The spill response activity in 2005 included higher margins due to greater utilization of more company owned equipment than in the current year. Additionally, Environmental Services incurred increased operating and general and administrative expenses which contributed to decreased operating income. The above factors were partially offset by increased consulting and project management activity.

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

Other Operating Income and Corporate Expenses

				Percent Change
	2006	2005	2004	‘06/’05	‘05/’04
	(in thousands)
Harbor and Offshore Towing Services	$6,782	$3,051	$—	122%	N/A
Corporate Expense	(35,375)	(29,298)	(15,330)	21%	91%
Other	15	(90)	(83)	117%	8%
	$(28,578)	$(26,337)	$(15,413)	9%	71%

Harbor and Offshore Towing Services.   Operating income increased in 2006 primarily due to twelve months of activity in 2006 compared to only six months in 2005 following the Seabulk Merger.

Corporate Expenses.   Corporate expenses increased in 2006 primarily due to twelve months of Seabulk corporate activity in 2006 compared to only six months in 2005 following the Seabulk Merger, and higher compensation expenses. Corporate expenses increased in 2005 over 2004 due primarily to the Seabulk Merger, higher compensation expenses and higher legal and consulting fees.

Other Income (Expense), net

				Percent Change
	2006	2005	2004	‘06/’05	‘05/’04
	(in thousands)
Net interest expense	$(15,686)	$(28,951)	$(14,063)	(46)%	106%
Derivative transaction gains (losses), net	6,343	(7,074)	1,166	190%	(707)%
Foreign currency transaction gains, net	2,358	23,183	1,537	(90)%	1,408%
Marketable security transaction gains (losses), net	(9,003)	28,081	6,435	(132)%	336%
Other, net	947	1,707	539	(45)%	217%
	$(15,041)	$16,946	$(4,386)	(189)%	(486)%

Net interest expense.   Net interest expense decreased in 2006 as compared to 2005 due to lower debt levels, higher cash balances, including construction reserve funds, and higher capitalized interest associated with the Company’s capital construction activity. These decreases were partially offset by a complete year of interest cost on the assumption of debt related to the Seabulk Merger. Net interest expense increased in 2005 as compared to 2004 primarily due to the assumption of debt related to the Seabulk Merger.

Derivative transaction gains (losses), net.   Derivative transaction gains, net in 2006 are primarily due to net gains on forward currency contracts and commodity futures partially offset by losses on an interest rate swap. Derivative transaction losses in 2005 are primarily due to the results of an interest rate swap acquired in the Seabulk Merger.

Foreign currency transaction gains, net.   Foreign currency translation gains, net in 2005 includes $16.4 million relating to the revaluation of certain British Pound Sterling denominated assets included in the Company’s repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Marketable security transaction gains (losses), net.   In 2006, marketable security transaction losses, net are primarily due to short sale activities. In 2005, certain investments in marketable securities with previously accumulated unrealized gains were liquidated as part of the Company’s repatriation of foreign earnings in order to repatriate the earnings at favorable taxation rates.

Income Taxes

The Company’s effective income tax rate in 2006, 2005 and 2004 was 36.2%, 15.3% and 35.5%, respectively. The Company’s effective income tax rate in 2005 was due primarily to the benefit of $46.2 million relating to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Equity Earnings

Equity earnings increased in 2006 primarily due to the Company’s gain of $4.5 million, net of tax, relating to the sale of its Offshore Marine Services’ joint venture in Mexico and the Company’s share of gains of $7.7 million, net of tax, relating to the sale by its joint ventures of an offshore marine vessel and a handy-max bulk carrier.

Equity earnings increased in 2005. An improvement in profits earned by the Company’s Offshore Marine Services’ joint venture in the U.S. Gulf of Mexico and an improvement in profits earned by the Company’s handy-max bulk carrier joint venture were partly offset by reduced profits earned by the Company’s Offshore Marine Services’ joint venture in Mexico. In addition the Company recognized a non-recurring loss relating to the 2004 sale of its equity interest in an Offshore Marine Services’ joint venture in Asia and recognized an impairment charge of $2.7 million, net of tax, on an investment in 2005.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase its Common Stock or purchase other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of Common Stock, preferred stock, or a combination thereof.

Summary of Cash Flows

	2006	2005	2004
	(in thousands)
Cash Provided by or (used in):
Operating Activities	$366,107	$237,645	$34,521
Investing Activities	(281,495)	167,243	(318,117)
Financing Activities	(64,230)	(131,936)	231,725
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,162	(2,919)	3,125
Net Increase (Decrease) in Cash and Cash Equivalents	$22,544	$270,033	$(48,746)

Operating Activities

Improved operating results in the Company’s business segments, including the effects of the Seabulk Merger and Era Acquisition, increased the Company’s cash flows provided by operating activities in 2006 and 2005. Cash flows provided by operating activities improved in 2006 through the utilization of net operating loss carryforwards and the deferral of current taxes on asset sales partially offset by increases in working capital. The Company’s cash flows provided by operating activities improved in 2005 primarily due to reductions in working capital.

During 2004, the Company’s cash flows provided by operations were lower primarily due to weak demand for Offshore Marine Services resulting from depressed drilling activity and reduced fleet counts and increased working capital, partly offset by improved operating cash flows of Inland River Services and Environmental Services.

Investing Activities

The Company’s capital expenditure activities in 2006 reflect its continuing strategy to diversify its asset base by allocating capital into assets of differing industries and upgrade the assets of its business units. In addition, the Company has sold offshore vessels to reduce its overall exposure to older assets in Offshore Marine Services and has acquired new vessels to adjust the mix of its fleet. The Company has significantly expanded its investment in inland barging assets. In 2006, we also committed to acquiring newer, more capable helicopter equipment for servicing the offshore oil and gas industry.

Cash used in investing activities for corporate acquisition transactions, net of cash acquired, was $8.0 million, $66.8 million, and $118.1 million in 2006, 2005 and 2004, respectively. The Company acquired Seabulk in 2005 and Era in 2004. The Company sold the fixed wing operations for $15.0 million in 2005. Investing activities with the Company’s joint ventures provided cash flows of $0.2 million, $4.7 million and $8.5 million in 2006, 2005 and 2004, respectively, resulting from the repayment of loans to the Company and proceeds from the sale of joint venture interests partly offset by additional investments made by the Company. The net results of marketable securities transactions and derivative transactions provided cash flows of $37.5 million and $131.9 million in 2006 and 2005, respectively, and used cash flows of $50.0 million in 2004.

Capital expenditures were $381.7 million, $250.5 million and $200.1 million in 2006, 2005 and 2004, respectively. In 2006, ten offshore support vessels, 79 barges and 21 helicopters were delivered. In 2005, nine offshore support vessels, 99 barges and nine helicopters were delivered. In 2004, 16 offshore vessels, 329 barges and six helicopters were delivered.

In 2006, cash flows from the sale of equipment, including 60 offshore support vessels and 15 helicopters, were $278.1 million. In 2005, cash flows from the sale of equipment, including 23 offshore support vessels and seven helicopters, were $203.1 million. In 2004, cash flows from the sale of equipment, including 43 offshore support vessels, four barges and two helicopters, were $67.9 million. In addition, the Company sold held for sale equipment for $7.3 million in 2006 and $121.4 million in 2005.

The Company maintains construction reserve funds with the U.S. Maritime Administration that were established pursuant to Section 511 of the Merchant Marine Act, 1936, as amended. In accordance with this statute, the Company has been permitted to deposit vessel sale proceeds into construction reserve fund accounts for purposes of acquiring new U.S. flag vessels and thereby qualifying for temporary deferral of taxable gains realized from sale of vessels. The Company and the U.S. Maritime Administration control these accounts jointly. From date of deposit, withdrawals from the jointly controlled construction reserve fund accounts are subject to prior written approval of the U.S. Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use. Gains from vessel sales previously deferred would then become immediately taxable to the Company upon release of the sale proceeds that were deposited into the jointly controlled construction reserve fund accounts. The Company has used these funds to acquire vessels and barges. At December 31, 2006 and 2005, the Company held $331.7 million and $122.8 million, respectively, in construction reserve funds.

The Company’s unfunded capital commitments as of December 31, 2006 consisted primarily of marine service vessels, harbor tugs, helicopters, barges and capital improvements to certain of the existing marine transportation fleet. Such unfunded capital commitments totaled $567.9 million, of which $335.9 million is payable in 2007 with the remaining balance payable through 2009. Of these commitments, approximately $177.3 million may be terminated without further liability other than the payment of liquidated damages of $26.9 million in the aggregate. Subsequent to December 31, 2006, the Company committed to purchase additional property and equipment for $70.1 million.

Financing Activities

The Company uses major capital markets and bank financing to meet certain of its financing requirements. The Company has not historically experienced difficulty in obtaining financing or refinancing existing debt. The Company manages its debt portfolio in response to changes in interest rates by periodically retiring, redeeming and repurchasing debt.

The Company generally borrows on a long-term basis, and its long-term debt and capital lease obligations at December 31, 2006 totaled $961.0 million as compared to $977.6 million at December 31, 2005. The Company’s outstanding long-term debt at December 31, 2006 primarily included $250.0 million of its 2.875% convertible debentures due December 15, 2024, $200.0 million of its 5.875% notes due October 1, 2012, $134.5 million of its 7.2% notes due 2009, $192.9 million of Seabulk’s United States Government Guaranteed Ship Financing Bonds and $138.5 million of Seabulk’s 9.5% Senior Notes due August 2013.

Prior to November 3, 2006, the Company was a party to a revolving credit facility dated February 5, 2002. The revolving credit facility was a five year, non-reducing, unsecured revolving credit facility. Advances under the revolving credit facility were available for general corporate purposes. The revolving credit facility was due to expire in February 2007. As of December 31, 2005, the Company had no outstanding borrowings under the revolving credit facility.

On November 3, 2006, the Company replaced its existing revolving credit facility with a new unsecured revolving credit facility that is due to expire in November 2013, for a commitment fee of $1.1 million, pursuant to an agreement among the Company and its lenders. The amount of the new unsecured revolving credit facility is initially $300.0 million which, in the absence of a material adverse change or event of default, may be increased with lender consent to up to $450.0 million. The new revolving credit facility will be reduced by 10% of the maximum committed amount during its term ($300.0 million plus any agreed upon increase) at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter. The new revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of December 31, 2006, the Company had no outstanding borrowings under the new revolving credit facility and the remaining availability under this new facility was $299.8 million, net of issued letters of credit of $0.2 million.

Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet its working capital requirements and contribute toward its capital expenditure program. As in the past and in further support of the Company’s capital expenditure program, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

The Company’s long-term liquidity is dependent upon its ability to generate operating profits sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders’ investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity or off-balance sheet financing arrangements.

Off-Balance Sheet Arrangements

On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2006, the Company had the following guarantees in place:

The Company guaranteed up to $6.9 million with respect to amounts owing pursuant to a vessel charter agreement between a U.S. joint venture entity in which the Company owns a 50% interest and the owner of the chartered vessel. The Company’s guarantee declines over the life of the charter and terminates in 2011.

The Company guaranteed up to $0.9 million with respect to amounts owed by Singapore joint venture entity, in which the Company owns a 50% interest, under a banking facility to finance the construction of two new crew boats.

The Company guaranteed up to $0.2 million as security for the performance of a contract between SESMEKE Ltd., a joint venture in which the Company has a 50% interest, with Botas International Limited for the provision of oil spill response and related services in Turkey to the Baku-Tblisis-Ceyhan Crude Oil Export Pipeline. Provision of this performance guaranty was a condition to the contract in Turkey.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2006 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	$1,436,636	$69,662	$271,660	$117,671	$977,643
Capital Purchase Obligations(2)	567,863	335,899	231,964	—	—
Operating Leases(3)	125,539	33,951	56,331	31,030	4,227
Purchase Obligations(4)	24,925	24,925	—	—	—
Other(5)	5,100	1,216	2,623	1,007	254
	2,160,063	465,653	562,578	149,708	982,124
Other Commercial Commitments:
Joint Venture Guarantees(6)	7,991	2,065	3,550	2,376	—
Letters of Credit	46,002	9,802	17,602	18,598	—
	53,993	11,867	21,152	20,974	—
	2,214,056	477,520	583,730	170,682	982,124

(1)                 Maturities of the Company’s borrowings and interest payments based on contractual terms.

(2)                 Capital purchase obligations represent commitments for the purchase of property, plant and equipment. These commitments are not recorded as liabilities on the Company’s balance sheet at December 31, 2006 as the Company has not yet received the goods or taken title to the property. Subsequent to December 31, 2006, the Company committed to purchase additional vessels, helicopters, deck barges and other equipment for $70.1 million.

(3)                 Primarily leases of vessels, helicopters, barges and property.

(4)                 Includes purchase order commitments of the Company outstanding at December 31, 2006 with respect to goods and services to be acquired in the ordinary course of business. These orders are fulfilled by our vendors within short-time horizons.

(5)                 Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)                 Includes guarantees of amounts owing by entities in which the Company owns 50% or less under charter arrangements with vessel owners, a loan agreement for the construction of two vessels and an oil spill response service contract. In the case of guarantees relating to the charter arrangements and loan agreement, obligations thereunder decline over time. The guarantees terminate at various dates through 2011.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. Although the Company does not consider the effects of inflation to be material to its operating revenues or income from continuing operations, in the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Contingencies

In the ordinary course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of such exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s financial position or results of its operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such subpoena. SEACOR intends to provide all information requested in response to this investigation.

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

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund, the Merchant Navy Officers Pension Fund (“MNOPF”), based in the United Kingdom. Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. An actuarial valuation of the MNOPF in 2003 determined there was a funding deficit totaling $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. In March 2006, the MNOPF underwent another actuarial valuation to determine if additional contributions would be required. The draft actuarial valuation was discussed in a meeting of participating employers in December 2006. At that meeting, the trustees committed to reviewing the assumptions and agreeing to a new valuation method in the first quarter of 2007, with a view to issuing a new valuation by June 2007. Depending on the results of this and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

Related Party Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner’s barges bear to the total number of days of all barges participating in a pool. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant, trusts for the benefit of Mr. Fabrikant’s two children, and Mr. Andrew Morse, a member of the board of directors of SEACOR, and his wife own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates and Mr. Morse and his wife were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In 2006, 2005 and 2004, Mr. Fabrikant and his affiliates earned $2.0 million, $1.3 million and $0.6 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). In 2006, Mr. Morse and his wife earned $0.15 million of net barge pool results. As of December 31, 2006, 2005 and 2004, the Company owed Mr. Fabrikant and his affiliates and Mr. Morse and his wife $0.6 million, $0.5 million and $0.3 million, respectively, for undistributed net barge pool results.

Mr. Fabrikant and his affiliates and Mr. Morse and his wife participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

Critical Accounting Policies and Estimates

General.   The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, useful lives of property and equipment, impairments, deferred tax assets and those accrued liabilities subject to estimation, based on historical experience, changes in the markets and businesses in which we operate and various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying value of the assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates and those differences may be material.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements:

Revenue Recognition.   The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all operating expenses normally excluding fuel. Under bareboat charter agreements, the Company provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as service is provided. Charter durations and rates are typically established in the context of master service agreements which govern the terms and conditions of charter.

The Company’s Marine Transportation Services segment earns revenue under time charters, voyage charters or contracts of affreightment. Revenues from time charters are recognized as service is provided. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis over a period of weeks or months, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized based on the percentage of voyage completion computed as the number of voyage days worked at the balance sheet date divided by the total number of days expected to complete the entire voyage.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage. In addition, revenues are earned from charging, usually on a per diem basis, for storage of cargos in conjunction with affreightment and barge charter arrangements with third parties. In both cases, revenues are recognized as services are rendered.

The Company’s Aviation Services segment earns revenue primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements have fixed terms ranging from one month to five years and generally are cancelable by either party upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. Rental fee revenues are recognized ratably over the contract term and revenues for helicopter usage are recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from retainer contracts, spill response activities, consulting fees and industrial and remediation services. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Spill response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual spill responses. Consulting fees are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis or on a fixed fee bid basis and are recognized as the services are provided based on contract terms.

Trade Receivables.   Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Oil spill, emergency response and remediation services are provided by Environmental Services to tank vessel owner/operators, refiners, terminals, municipalities, exploration and production facilities and pipeline operators. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivable balances and makes provisions for probable doubtful accounts. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Property and Equipment.   All of the Company’s business segments except Environmental Services are asset-based and highly capital intensive. Our assessments of the useful economic lives of our assets are based on management’s judgment, taking into consideration historical industry data, the Company’s own experience in operating such assets and other relevant factors.

Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset, less estimated salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2006, the estimated useful life of each of the Company’s major categories of new equipment is as follows:

Useful lives (in years)
Offshore Marine Vessels	20
Tankers(1)	25
Inland River Towboats and Barges	20
Helicopters	12
Harbor and Offshore Tugs	40

(1) Subject to OPA 90 requirements.

Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives.

Impairment of Long-Lived Assets.   The Company accounts for the impairment of long-lived assets, including intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144,

Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires an impairment analysis on long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company did not recognize any impairment charges in 2006 related to assets held for use or sale.

Impairment of 50% or Less Owned Companies.   The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, the investment is written down to fair value when the Company expects the decline to be other-than-temporary. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments.

Goodwill.   Goodwill is accounted for under the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and many are developed as part of our routine business planning and forecasting process. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2006.

Income Taxes.   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. In accordance with SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2006, we had deferred tax assets totaling $144.7 million resulting primarily from net operating loss carryforwards expiring in 2022 and 2023 and foreign tax credit carryforwards expiring between 2009 and 2014. We have recorded a $17.4 million valuation allowance to reduce the deferred tax assets relating to the foreign tax credit carryforwards and state net operating loss carryforwards to an amount that we believe we will be able to utilize through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

New Accounting Pronouncements

On July 13, 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the new standard and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2006. The Company adopted SFAS No. 157 on January 1, 2007 and the adoption had no material effect on the Company’s consolidated financial position or results of operations.

In February of 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal periods beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is British Pounds Sterling. Net consolidated assets of $28.6 million, or £14.6 million and $9.9 million, or £5.8 million, before translation to U.S. dollars, are included in the Company’s consolidated balance sheets at December 31, 2006 and 2005, respectively. In addition, SEACOR has provided net cash advances to these operations of $25.0 million, or £12.8 million and $24.7 million, or £14.3 million, as of December 31, 2006 and 2005, respectively. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. A 10% weakening in the exchange rate of the British Pound Sterling against the U.S. dollar as of December 31, 2006 would reduce other comprehensive income by approximately $1.9 million, net of tax, due to translation and would reduce income by approximately $1.6 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance transactions.

At December 31, 2006, the Company held available-for-sale securities with a fair value of $28.5 million, including $0.9 million in fixed income investments and $27.6 million in equity securities. At December 31, 2005, the Company held available-for-sale securities with a fair value of $12.6 million, including $0.9 million in fixed income investments and $11.7 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities which has included U.S. government bonds, U.K. government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company’s investments in equity securities primarily include positions in energy, marine, and other related businesses. The Company monitors its investments in available-for-sale securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. A 10% decline in the value of available-for-sale securities as of December 31, 2006 would reduce other comprehensive income by $1.9 million, net of tax.

The Company held positions in short sales of marketable equity securities with a fair value of $84.8 million and $27.6 million as of December 31, 2006 and 2005, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2006 would reduce income and comprehensive income by $5.5 million, net of tax.

The Company’s outstanding debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. The Company’s only significant variable rate debt instrument is its revolving credit facility, under which the Company had no outstanding borrowings at December 31, 2006 and 2005. While available for liquidity requirements, the Company has not historically utilized significant portions of the revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

The Company entered into an interest rate swap agreement expiring 2013 with members of its lending group in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150.0 million, the Company in effect converted the fixed interest rate on its outstanding 9.5% Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate is adjusted semi-annually in February and August of each year. The swap agreement is secured by a second lien on certain assets. For the year ended December 31, 2006, the Company recorded a loss of $2.1 million with respect to the swap agreement in the consolidated statements of income as derivative transaction gains (losses), net. The fair market value of the Company’s position in this swap agreement was an unrealized loss of $4.7 million and $2.4 million as of December 31, 2006 and 2005, respectively, and is included in the consolidated balance sheets as other current liabilities. The Company expects the fair value of the interest rate swap to change in accordance with the movements in the applicable Treasury and LIBOR rates.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to British Pounds Sterling, Euros, Japanese Yen, Indian Rupees and Singapore Dollars. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, the Middle East and the Far East. As of December 31, 2006 certain of the foreign currency forward contracts, with a notional value of €73.5 million, have been designated as fair value hedges for capital commitments. There were no such hedges as of December 31, 2005. For the year ended December 31, 2006, the Company recorded $4.9 million of net transaction gains from these forward exchange, option and future contracts. For the year ended December 31, 2006, the Company reduced its capital commitment obligations by $4.0 million as a result of the foreign currency forward contracts designated as fair value hedges. The fair market value of the Company’s outstanding currency positions as of December 31, 2006 and 2005, is a net unrealized gain of $6.4 million and $0.5 million, respectively, and is included in the consolidated balance sheets as other receivables.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and futures contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a future contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, could lead to a decline in the Company’s offshore assets’ market values and cash flows. For the year ended December 31, 2006, the Company recognized net gains of $3.6 million form these commodity transactions. As of December 31, 2006 and 2005, the Company’s positions relating to these commodities were not significant.

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a future contract exceeds the settlement price quoted on the Chicago Board of Trade (“CBOT”) or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. As of December 31, 2006 and 2005, the Company had no positions relating to these interest rate instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the implementation of a suite of software applications used to accumulate financial data for reporting business activities of Seabulk. This software application implementation was not made in response to any deficiency in the Company’s internal controls and the same suite of software applications has been generally used in the Company’s worldwide operations since 2003.

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

NYSE Annual Certification.   The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification. We have filed the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Form 10-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K

3. Exhibits

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

4.10*

Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*

Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*

Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*

Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*

Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*

Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*

Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.19*

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

4.20*

Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*

Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*

Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*

Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

10.1*+

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
10.3*+

SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.4*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.5*

License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.6*

Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.7*+

Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.8*+

Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.9*+

Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.10*

Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.11*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.12*

Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.13*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.14*

Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.15*

Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.16*

Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.17*+

SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.18*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).
10.19*+

Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.20*+

Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.21*

Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.22*

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

10.23*

Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.24*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.25*+

SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.26+	Compensation Arrangements for the Executive Officers.
10.27+	Compensation of Non-Employee Directors.
10.28*

Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

10.29*

Revolving Credit Facility Agreement between Seacor Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.30*

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc.
(Registrant)
	By:	/s/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date
/s/ RICHARD RYAN	Senior Vice President and	February 26, 2007
Richard Ryan	Chief Financial Officer
(Principal Financial Officer)
/s/ MATTHEW CENAC	Vice President and	February 26, 2007
Matthew Cenac	Chief Accounting Officer
(Principal Accounting Officer)
/s/ CHARLES FABRIKANT	Chairman of the Board of Directors,	February 26, 2007
Charles Fabrikant	President and Chief Executive Officer (Principal Executive Officer)
/s/ PIERRE DE DEMANDOLX	Director	February 26, 2007
Pierre de Demandolx
/s/ RICHARD M. FAIRBANKS III	Director	February 26, 2007
Richard M. Fairbanks III
/s/ MICHAEL E. GELLERT	Director	February 26, 2007
Michael E. Gellert
/s/ JOHN C. HADJIPATERAS	Director	February 26, 2007
John C. Hadjipateras
/s/ OIVIND LORENTZEN	Director	February 26, 2007
Oivind Lorentzen
/s/ ANDREW R. MORSE	Director	February 26, 2007
Andrew R. Morse
/s/ CHRISTOPHER REGAN	Director	February 26, 2007
Christopher Regan
/s/ STEPHEN STAMAS	Director	February 26, 2007
Stephen Stamas
/s/ STEVEN WEBSTER	Director	February 26, 2007
Steven Webster
/s/ STEVEN J. WISCH	Director	February 26, 2007
Steven J. Wisch

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
Management’s Report on Internal Control Over Financial Reporting	70
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	71
Report of Independent Registered Public Accounting Firm	72
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005	73
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	74
Consolidated Statements of Changes in Equity for the years ended December 31, 2006, 2005 and 2004	75
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	76
Notes to Consolidated Financial Statements	77
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	115

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

Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding the Company’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management’s evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the framework in Internal Control—Integrated Framework. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 26, 2007 included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors of SEACOR Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SEACOR Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SEACOR Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of SEACOR Holdings Inc.

We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 SEACOR Holdings Inc. changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 26, 2007

SEACOR HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$506,966	$484,422
Restricted cash	41,951	41,187
Available-for-sale securities	28,547	12,595
Receivables:
Trade, net of allowance for doubtful accounts of $4,848 and $13,696 in 2006 and 2005, respectively	264,090	242,159
Other	48,866	18,672
Inventories	22,670	21,996
Deferred income taxes	13,256	5,196
Held for sale assets	—	6,810
Prepaid expenses and other	12,023	6,054
Total current assets	938,369	839,091
Investments, at Equity, and Receivables from 50% or Less Owned Companies	76,218	36,954
Property and Equipment:
Vessels and equipment	926,834	1,045,072
Tankers	507,232	516,500
Barges	238,984	222,518
Helicopters	224,589	134,210
Harbor Tugs	75,725	75,725
Construction in progress	181,306	65,241
Equipment, furniture, fixtures, vehicles and other	58,575	49,458
	2,213,245	2,108,724
Accumulated depreciation	(443,035)	(349,331)
	1,770,210	1,759,393
Construction Reserve Funds & Title XI Reserve Funds	348,261	136,205
Goodwill	41,950	40,351
Intangible Assets	38,631	40,182
Other Assets, net of allowance for doubtful accounts of $2,055 and $300 in 2006 and 2005, respectively	39,343	32,965
	$3,252,982	$2,885,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,218	$7,539
Current portion of capital lease obligations	2,490	2,966
Accounts payable and accrued expenses	88,868	72,719
Accrued wages and benefits	33,778	29,149
Accrued interest	12,245	12,086
Accrued income taxes	12,762	53,464
Accrued liability-short sale of securities	84,759	27,592
Other current liabilities	51,389	42,391
Total current liabilities	295,509	247,906
Long-Term Debt	940,891	950,403
Capital Lease Obligations	20,112	27,232
Deferred Income Taxes	358,734	242,316
Deferred Gains and Other Liabilities	73,764	49,543
Minority Interest in Subsidiaries	6,894	6,436
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 31,745,583 and 31,341,739 shares issued in 2006 and 2005, respectively	317	313
Additional paid-in capital	871,914	861,722
Retained earnings	956,376	721,982
Less 7,226,784 and 6,522,890 shares held in treasury in 2006 and 2005, respectively, at cost	(274,490)	(220,814)
Unamortized share awards	—	(3,708)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,009	(353)
Unrealized gain on available-for-sale securities	1,952	2,163
Total stockholders’ equity	1,557,078	1,361,305
	$3,252,982	$2,885,141

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	For the years ended December 31,
	2006	2005	2004
Operating Revenues	$1,323,445	$972,004	$491,860
Costs and Expenses:
Operating expenses	743,200	589,928	354,163
Administrative and general	130,760	105,195	61,425
Depreciation and amortization	166,714	127,714	57,834
	1,040,674	822,837	473,422
Gains on Asset Dispositions and Impairments, Net	77,977	28,285	10,234
Operating Income	360,748	177,452	28,672
Other Income (Expense):
Interest income	37,993	19,201	8,422
Interest expense	(53,679)	(48,152)	(22,485)
Derivative transaction gains (losses), net	6,343	(7,074)	1,166
Foreign currency transaction gains, net	2,358	23,183	1,537
Marketable security transaction gains (losses), net	(9,003)	28,081	6,435
Other, net	947	1,707	539
	(15,041)	16,946	(4,386)
Income from Continuing Operations Before Income Tax Expense (Benefit), Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	345,707	194,398	24,286
Income Tax Expense (Benefit):
Current	24,531	60,343	1,368
Deferred	100,589	(30,597)	7,205
	125,120	29,746	8,573
Income from Continuing Operations Before Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	220,587	164,652	15,713
Minority Interest in (Income) Loss of Subsidiaries	(1,005)	32	(483)
Equity in Earnings of 50% or Less Owned Companies	14,812	5,661	4,659
Income from Continuing Operations	234,394	170,345	19,889
Income from Discontinued Operations	—	364	—
Net Income	$234,394	$170,709	$19,889
Basic Earnings Per Common Share:
Income from Continuing Operations	$9.52	$7.89	$1.09
Income from Discontinued Operations	—	0.02	—
Net Income	$9.52	$7.91	$1.09
Diluted Earnings Per Common Share:
Income from Continuing Operations	$8.44	$6.93	$1.08
Income from Discontinued Operations	—	0.02	—
Net Income	$8.44	$6.95	$1.08
Weighted Average Common Shares Outstanding:
Basic	24,633,826	21,594,752	18,305,937
Diluted	28,350,311	25,272,736	18,609,373

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unamortized Share Awards	Accumulated Other Comprehensive Income	Comprehensive Income
Year Ended December 31, 2003	$245	$408,828	$531,384	$(183,531)	$(2,998)	$16,518
Issuance of common stock:
Tex-Air Helicopters, Inc. acquisition	—	268	—	—	—	—
Employee Stock Purchase Plan	—	—	—	674	—	—
Exercise of stock options	—	1,287	—	—	—	—
Director stock awards	—	189	—	—	—	—
Restricted stock	—	1,647	—	—	(1,648)	—
Purchase of treasury shares	—	—	—	(14,920)	—	—
Amortization of share awards	—	—	—	—	2,141	—
Cancellation of restricted stock	—	(9)	—	(73)	82	—
Net income for fiscal year 2004	—	—	19,889	—	—	—	$19,889
Net currency translation adjustments	—	—	—	—	—	5,302	5,302
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	8,482	8,482
Year Ended December 31, 2004	245	412,210	551,273	(197,850)	(2,423)	30,302	$33,673
Issuance of common stock:
Seabulk International, Inc. acquisition	64	434,800	—	(3,362)	—	—
Tex-air Helicopters, Inc. acquisition	—	57	—	—	—	—
Employee Stock Purchase Plan	—	—	—	897	—	—
Exercise of stock options	4	10,216	—	—	—	—
Director stock awards	—	294	—	—	—	—
Restricted stock and restricted stock units	—	4,145	—	—	(3,825)	—
Purchase of treasury shares	—	—	—	(20,499)	—	—
Amortization of share awards	—	—	—	—	2,540	—
Net income for fiscal year 2005	—	—	170,709	—	—	—	$170,709
Net currency translation adjustments	—	—	—	—	—	(18,649)	(18,649)
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(9,843)	(9,843)
Year Ended December 31, 2005	313	861,722	721,982	(220,814)	(3,708)	1,810	$142,217
Issuance of common stock:
Tex-air Helicopters, Inc. acquisition	—	57	—	—	—	—
Employee Stock Purchase Plan	—	—	—	1,467	—	—
Exercise of stock options	2	6,661	—	—	—	—
Director stock awards	—	430	—	—	—	—
Restricted stock and restricted stock units	2	127	—	3,050	—	—
Purchase of treasury shares	—	—	—	(58,142)	—	—
Amortization of share awards	—	6,574	—	—	—	—
Cancellation of restricted stock	—	51	—	(51)
Adoption of SFAS 123(R)	—	(3,708)			3,708
Net income for fiscal year 2006	—	—	234,394	—	—	—	$234,394
Net currency translation adjustments	—	—	—	—	—	1,362	1,362
Change in unrealized gains on available-for-sale securities	—	—	—	—	—	(211)	(211)
Year Ended December 31, 2006	$317	$871,914	$956,376	$(274,490)	—	$2,961	$235,545

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$234,394	$170,709	$19,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,714	127,714	57,834
Amortization of valuation adjustments on acquired leases	7,058	492	—
Amortization of deferred income on sale and leaseback transactions	(9,106)	(5,756)	(6,525)
Debt (premium) discount amortization, net	(1,942)	(966)	229
Amortization of share awards	6,574	2,540	2,141
Director stock awards	430	294	189
Bad debt (income) expense	(3,405)	3,943	1,519
Gains on asset dispositions and impairment, net	(77,977)	(28,285)	(10,234)
Derivative transaction (gains) losses, net	(6,343)	7,074	(1,166)
Foreign currency transaction gains, net	(2,358)	(23,183)	(1,537)
Marketable security transaction (gains) losses, net	9,003	(28,081)	(6,435)
Deferred income tax expense (benefit)	100,589	(30,597)	7,205
Minority interest in income (loss) of subsidiaries	1,005	(32)	483
Equity in earnings of 50% or less owned companies	(14,812)	(5,661)	(4,659)
Dividends received from 50% or less owned companies	24,517	8,692	1,545
Other, net	827	(146)	592
Changes in operating assets and liabilities:
Increase in receivables	(49,432)	(24,111)	(56,100)
(Increase) decrease in prepaid expenses and other assets	(7,041)	7,277	5,644
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(12,588)	55,728	23,907
Net cash provided by operating activities	366,107	237,645	34,521
Cash Flows from Investing Activities:
Purchases of property and equipment	(381,710)	(250,459)	(200,052)
Proceeds from disposition of property, equipment and held for sale assets	285,397	324,494	67,904
Purchases of securities	(45,886)	(117,760)	(207,551)
Proceeds from sale of securities	77,773	247,658	157,267
Investments in and advances to 50% or less owned companies	(24,617)	(1,022)	(875)
Return of investments and advances from 50% or less owned companies	9,254	1,352	3,447
Proceeds from sale of investments in 50% or less owned companies	15,600	4,400	5,667
Investments in third party notes receivable	—	—	(5,352)
Principal payments on third party notes receivable	1,020	7,319	43
Purchase of third party contracts	—	—	(2,893)
Net increase in restricted cash	(764)	(8,929)	—
Net (increase) decrease in construction reserve funds and title XI funds	(212,056)	21,159	(17,866)
Net (increase) decrease in escrow deposits on like kind exchanges	2,183	(10,112)	—
Cash settlements on derivative transactions, net	5,599	2,025	257
Investments in sales type lease, net of repayments	(5,254)	(1,123)	—
Acquisitions, net of cash acquired	(8,034)	(66,759)	(118,113)
Sale of discontinued operation	—	15,000	—
Net cash provided by (used in) investing activities	(281,495)	167,243	(318,117)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(33,486)	(182,983)	(50,124)
Proceeds from issuance of long-term debt, net of offering costs	15,374	64,802	294,807
Common stock acquired for treasury	(58,142)	(20,499)	(14,920)
Proceeds and tax benefits from share award plans	12,573	7,198	1,896
(Dividends paid to) cash received from minority interest holders, net	(549)	(454)	66
Net cash provided by (used in) financing activities	(64,230)	(131,936)	231,725
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,162	(2,919)	3,125
Net Increase (Decrease) in Cash and Cash Equivalents	22,544	270,033	(48,746)
Cash and Cash Equivalents, beginning of period	484,422	214,389	263,135
Cash and Cash Equivalents, end of period	$506,966	$484,422	$214,389

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations.   SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and also operates a fleet of U.S. flag product tankers which transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, the Company operates a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. The environmental services segment provides oil spill response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

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

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.

Revenue Recognition.   The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which the Company provides a vessel to a customer and is responsible for all operating expenses normally excluding fuel. Under bareboat charter agreements, the Company provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as service is provided. Charter durations and rates are typically established in the context of master service agreements which govern the terms and conditions of charter.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

The Company’s Marine Transportation Services segment earns revenue under time charters, voyage charters or contracts of affreightment. Revenues from time charters are recognized as service is provided. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis over a period of weeks or months, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized based on the percentage of voyage completion computed as the number of voyage days worked at the relevant reporting date divided by the total number of days expected to complete the entire voyage.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage. In addition, revenues are earned from charging, usually on a per diem basis, for storage of cargos in conjunction with affreightment and barge charter arrangements with third parties. In both cases, revenues are recognized as services are rendered.

The Company’s Aviation Services segment earns revenue primarily through master service agreements, term contracts and day-to-day charter arrangements. Master service agreements have fixed terms ranging from one month to five years and generally are cancelable by either party upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable and call for a combination of a monthly or daily fixed rental fee plus a charge based on usage. Rental fee revenues are recognized ratably over the contract term and revenues for helicopter usage are recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from retainer contracts, spill response activities, consulting fees and industrial and remediation services. Retainer agreements with vessel owners generally range from one to three years while retainer arrangements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Spill response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual spill responses. Consulting fees are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis or on a fixed fee basis and are recognized as the services are provided based on contract terms.

Cash and Cash Equivalents.   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market instruments, U.S treasury securities and overnight investments. Credit risk associated with cash and cash equivalents is considered low due to the high credit quality of the financial institutions in which the Company maintains its cash and cash equivalent balances.

Restricted Cash.   Restricted cash consists primarily of cash generated from the operations of Marine Transportation Services’ five U.S. flag double-hull product tankers (see Note 9).

Trade Receivables.   Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Oil spill, emergency response and remediation services are provided by Environmental Services to tank vessel owner/operators, refiners, terminals, municipalities, exploration and production facilities and pipeline operators. Customers of Inland River Services are primarily major agricultural and

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

industrial companies based within the United States. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivable balances and makes provisions for probable doubtful accounts. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivatives.   All of the Company’s derivative positions are stated at fair value. Gains and losses on derivatives not designated as a fair value hedge are reported currently in the accompanying consolidated statements of income as derivative transaction gains (losses), net. Gains and losses on derivatives designated as a fair value hedge are recognized as a corresponding increase or decrease in the value of the underlying hedged asset or liability.

Concentrations of Credit Risk.   The Company is exposed to concentrations of credit risks relating to its accounts receivable due from customers in the industries described in trade receivables above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have been within management’s expectations. The Company is also exposed to concentrations of credit risks associated with its cash and cash equivalents, its available-for-sale securities and its derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved.

Inventories.   Inventories, which consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services and Marine Transportation Services segments and spare parts and fuel in the Company’s Aviation Services segment, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records a write-down, as needed, to adjust the carrying amount of inventories to lower of cost or market. No inventory write-downs were recorded during the years ended December 31, 2006, 2005 and 2004.

Property and Equipment.   Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset, less estimated salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2006, the estimated useful life of each of the Company’s major categories of new equipment is as follows:

Useful lives (in years)
Offshore Marine Vessels	20
Tankers(1)	25
Inland River Towboats and Barges	20
Helicopters	12
Harbor and Offshore Tugs	40

(1)                 Subject to OPA 90 requirements.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Depreciation expense totaled $162.3 million, $125.0 million, and $57.5 million in 2006, 2005 and 2004, respectively.

Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. Capitalized interest totaled $5.5 million, $1.1 million and $0.6 million in 2006, 2005 and 2004, respectively.

Intangible Assets.   The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company’s intangible assets primarily arose from the acquisition of Seabulk and Response Management Associates, Inc. (see Note 5) and consist of trademarks and tradenames, non-compete agreements, customer relationships and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2006, 2005 and 2004, the Company recognized amortization expense of $4.4 million, $2.7 million and $0.3 million, respectively.

Impairment of Long-Lived Assets.   The Company accounts for the impairment of long-lived assets, including intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires an impairment analysis on long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company did not recognize any impairment charges in 2006 or 2004 related to assets held for use or sale. During 2005, the Company recognized impairment charges of $0.8 million related to long-lived assets damaged or destroyed by hurricanes Katrina and Rita.

Impairment of 50% or Less Owned Companies.   The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, the investment is written down to fair value when the Company expects the decline to be other-than-temporary. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments.

Goodwill.   Goodwill is accounted for under the provisions of SFAS No. 142. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and many are developed as part of the Company’s routine business planning and forecasting process. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2006 or 2004. During 2005, the Company recognized an impairment charge of $0.8 million related to goodwill impacted by hurricanes Katrina and Rita.

Business Combinations.   The Company accounts for business combinations under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), which requires the use of the purchase method of accounting for all business combinations. The purchase method of accounting requires the Company to adjust the carrying value of the assets acquired and liabilities assumed to their fair value at the date of purchase with any excess of purchase price over the fair value of assets acquired and liabilities assumed to be recorded as goodwill. Under the provisions of SFAS No. 141, the Company has one year from the purchase date to finalize the fair value of the assets acquired and liabilities assumed. Additionally, under the provisions of SFAS No. 141, the purchase price of an entity acquired in a business combination includes all the direct expenses of the acquisition. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 5).

Deferred Financing Costs.   Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs amortization expense totaled $1.4 million, $0.7 million and $0.5 million in 2006, 2005 and 2004, respectively, and is included in interest expense in the accompanying consolidated statements of income.

Self-insurance Liabilities.   The Company maintains business insurance programs with significant self-insured retention primarily relating to its offshore support vessels, tankers, harbor tugs and aircraft. In addition, the Company maintains self-insured health benefit plans for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverage. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Income Taxes.   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized, except for a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2005 as described below. In accordance with SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In 2005, as a result of the American Jobs Creation Act of 2004, the Company repatriated accumulated foreign earnings at an effective federal tax rate of 5.25% which resulted in tax obligations significantly less than the deferred taxes previously provided. In accordance with Financial Accounting Standards Board

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Staff Position FAS 109-2, the Company recognized the income tax benefit of this special one-time dividends received deduction during the fourth quarter of 2005 when the Company finalized its plan for repatriation and distributed cash dividends.

Deferred Gains.   From time to time, the Company enters into vessel sale and leaseback transactions and sells vessels to business ventures in which it holds an equity ownership interest. Certain of the gains realized from these transactions are not immediately recognized in income and have been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale and leaseback transactions, gains are deferred to the extent of the present value of future minimum lease payments and amortized as reductions in rental expense over the applicable lease terms. In business venture sale transactions, gains are deferred and amortized based on the Company’s ownership interest, cash received from the business venture and the applicable vessels’ depreciable lives. Deferred gain activity for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$25,725	$20,058	$25,899
Deferred income arising from vessel sales	37,763	12,895	1,461
Amortization of deferred income	(11,394)	(6,991)	(7,284)
Currency translation and other	(17)	(237)	(18)
Balance at end of year	$52,077	$25,725	$20,058

Foreign Currency Translation.   The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported as accumulated other comprehensive income in the accompanying consolidated balance sheets.

As part of the fourth quarter of 2005 repatriation of foreign earnings under the American Jobs Creation Act of 2004, the Company recognized a $16.4 million foreign currency gain primarily relating to the revaluation of certain British Pound Sterling denominated assets. Following the payment of dividends, the subsidiaries that owned these assets were deemed to be substantially liquidated and the accumulated currency translation adjustments previously reported in stockholders’ equity were reclassified to foreign currency transaction gains.

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

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Earnings Per Share.   In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”) basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per share for the year ended December 31, 2006, 2005 and 2004 excluded 123,675, 137,493 and 95,010, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

	Income	Shares	Per Share
2006
Basic Earnings Per Share:
Net income	$234,394	24,633,826	$9.52
Effect of Dilutive Securities:
Options and restricted stock	—	298,860
Convertible securities	4,850	3,417,625
Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$239,244	28,350,311	$8.44
2005
Basic Earnings Per Share:
Net income	$170,709	21,594,752	$7.91
Effect of Dilutive Securities:
Options and restricted stock	—	260,359
Convertible securities	4,831	3,417,625
Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$175,540	25,272,736	$6.95
2004
Basic Earnings Per Share:
Net income	$19,889	18,305,937	$1.09
Effect of Dilutive Securities:
Options and restricted stock	—	163,369
Convertible securities	189	140,067
Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$20,078	18,609,373	$1.08

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

Comprehensive Income.   In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”), comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of changes in equity. The Company’s other comprehensive income is comprised of net currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. Income taxes allocated to each component of other comprehensive income for the years ended December 31 are as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2006
Foreign currency translation adjustments	$2,096	$(734)	$1,362
Unrealized gains on available-for-sale securities:
Unrealized net holding losses arising during period	(5,731)	2,006	(3,725)
Less—reclassification adjustment for net losses included in net income	5,406	(1,892)	3,514
	(325)	114	(211)
Other comprehensive income	$1,771	$(620)	$1,151
2005
Foreign currency translation adjustments	$(28,692)	$10,043	$(18,649)
Unrealized gains on available-for-sale securities:
Unrealized net holding gains arising during period	19,838	(6,943)	12,895
Less—reclassification adjustment for net gains included in net income	(34,981)	12,243	(22,738)
	(15,143)	5,300	(9,843)
Other comprehensive income	$(43,835)	$15,343	$(28,492)
2004
Foreign currency translation adjustments	$8,157	$(2,855)	$5,302
Unrealized gains on available-for-sale securities:
Unrealized net holding gains arising during period	22,268	(7,794)	14,474
Less—reclassification adjustment for net gains included in net income	(9,218)	3,226	(5,992)
	13,050	(4,568)	8,482
Other comprehensive income	$21,207	$(7,423)	$13,784

Stock Compensation.   On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Share-Based Payments. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) eliminates the alternative of using the intrinsic method of accounting provided

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

for in APB No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

The fair value concepts were not changed significantly in SFAS No. 123(R); however, companies must choose among alternative valuation models and amortization assumptions upon adoption of the new standard. After assessing alternative valuation models and amortization assumptions, the Company has continued using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grants. The Company will reconsider its use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company has previously estimated forfeitures in its expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS No. 123(R).

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method which requires the Company to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R). See Note 13 for the pro forma effects of recognizing the estimated fair value of share-based compensation for the years ended December 31, 2005 and 2004. In accordance with SFAS No. 123(R), the Company will present the excess tax benefits from the exercise of stock options as a financing cash flow in the consolidated statements of cash flows. The impact of adopting SFAS No. 123(R) lowered net income for the year ended December 31, 2006 by $2.7 million. The impact of adopting SFAS No. 123(R) lowered basic earnings per common share for the year ended December 31, 2006 by $0.07 per share and lowered diluted earnings per common share for the year ended December 31, 2006 by $0.06 per share.

New Accounting Pronouncements.   On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing FIN 48 and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2006. The Company adopted SFAS No. 157 on January 1, 2007 and the adoption had no material effect on the Company’s consolidated financial position or results of operations.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

In February of 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and  Liabilities—Including an amendment of FASB Statement No. 155. (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

Reclassifications.   Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2. FINANCIAL INSTRUMENTS

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
ASSETS:
Cash, cash equivalents and restricted cash	$548,917	$548,917	$525,609	$525,609
Available-for-sale securities	28,547	28,547	12,595	12,595
Collateral and escrow deposits and notes receivable	11,614	11,614	12,818	12,818
Notes receivable from business ventures	4,747	see below	328	see below
Construction reserve funds and Title XI reserve funds	348,261	348,261	136,205	136,205
Business ventures, carried at cost	990	see below	1,000	see below
Derivative instruments	7,832	7,832	848	848
LIABILITIES:
Long-term debt and capital lease obligations, including current portion	972,711	1,058,345	988,140	1,018,784
Short-sale of securities	84,759	84,759	27,592	27,592
Derivative instruments	4,666	4,666	2,400	2,400

The carrying value of cash, cash equivalents, restricted cash and collateral cash deposits approximates fair value. The carrying value of construction reserve funds, primarily consisting of auction rate certificates, and Title XI reserve funds approximate fair value. The fair values of the Company’s available-for-sale securities, notes receivable, derivative instruments, long-term debt, and short-sales of marketable securities were estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar type of arrangements. It was not practicable to estimate the fair value of the Company’s notes receivable from business ventures because the timing of settlement of these notes is not certain. It was not practicable to estimate the fair value of the Company’s historical cost investments in business ventures because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DERIVATIVE INSTRUMENTS

The Company entered into an interest rate swap agreement expiring 2013 with members of its lending group in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150.0 million, the Company in effect converted the fixed interest rate on its outstanding 9.5% Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate is adjusted semi-annually in February and August of each year. The swap agreement is secured by a second lien on certain assets. For the years ended December 31, 2006 and 2005, the Company recorded a loss of $2.1 million and $5.4 million, respectively, with respect to the swap agreement in the consolidated statements of income as derivative transaction gains (losses), net. At December 31, 2006, the fair market value of the Company’s position in this swap agreement was an unrealized loss of $4.7 million and is included in the consolidated balance sheets as other current liabilities. The Company expects the fair value of the interest rate swap to change in accordance with the movements in the applicable Treasury and LIBOR rates.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to British Pounds Sterling, Euros, Japanese Yen, Indian Rupees and Singapore Dollars. These contracts enable the Company to buy these currencies in the future at fixed exchange rates which could offset possible consequences of changes in foreign currency exchange rates of the Company’s business transactions conducted in Europe, the Middle East and the Far East. Certain of the foreign currency forward contracts, with a notional value of €73.5 million, have been designated as fair value hedges for capital commitments. Gains or losses arising from hedge ineffectiveness, which were not material, and the contracts that do not meet the criteria for hedge accounting are reported in the consolidated statements of income as derivative transaction gains (losses), net. For the years ended December 31, 2006, 2005 and 2004, the Company recognized net transaction gains of $4.9 million, net transaction losses of $2.4 million and net transaction gains of $1.8 million, respectively, from these forward exchange, option and future contracts. During the year ended December 31, 2006, the Company reduced its capital commitment obligations by $4.0 million as a result of the foreign currency forward contracts designated as a fair value hedges. At December 31, 2006, the fair market value of the Company’s outstanding currency positions, consisting of British Pound Sterling, Singapore Dollar, Japanese Yen, Indian Rupee and Euro contracts, is a net unrealized gain of $6.4 million and is included in the consolidated balance sheets as other receivables.

The Company has entered into and settled various positions in natural gas and crude oil via swaps, options and future contracts pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for a swap, an option or a futures contract exceeds the settlement price quoted on the New York Mercantile Exchange (“NYMEX”) or receives or pays the amount, if any, by which the settlement price quoted on the NYMEX exceeds the contract price. The general purpose of these transactions is to provide value to the Company should the price of natural gas and crude oil decline, which over time, if sustained, could lead to a decline in the Company’s offshore assets’ market values and cash flows. Resulting gains or losses from these transactions are reported in the consolidated statements of income as derivative transaction gains (losses), net as they do not meet the criteria for hedge accounting. For the years ended December 31, 2006, 2005 and 2004, the Company recognized net gains of $3.6 million, net losses of $0.3 million and net losses of $0.2 million, respectively, from these commodity transactions. At December 31, 2006, the fair market value of the Company’s positions in commodity contracts is a net unrealized gain of $1.6 million and is included in the consolidated balance sheets as other receivables.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DERIVATIVE INSTRUMENTS (Continued)

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which, on each applicable settlement date, the Company receives or pays an amount, if any, by which a contract price for an option or a futures contract exceeds the settlement price quoted on the Chicago Board of Trade (“CBOT”) or receives or pays the amount, if any, by which the settlement price quoted on the CBOT exceeds the contract price. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline leading to generally higher interest rates which, if sustained over time, might lead to a higher interest cost for the Company. Resulting gains or losses from these transactions are reported in the consolidated statements of income as derivative transaction gains (losses), net as they do not meet the criteria for hedge accounting. For the years ended December 31, 2005 and 2004, the Company recognized net losses of $0.1 million and net gains of $0.3 million, respectively, with respect to derivative positions in U.S. treasury obligations. At December 31, 2006 and 2005, the Company had no outstanding derivative positions in U.S. treasury obligations.

From time to time the Company enters into other derivative positions, primarily options on publicly traded equity securities. For the years ended December 31, 2006, 2005 and 2004, the Company recognized net gains of $0.1 million, $0.9 million and net losses of $0.1 million, respectively, from these transactions. At December 31, 2006, the fair market value of the Company’s other derivative positions was an unrealized loss of $0.2 million and is included in the consolidated balance sheets as other receivables.

4. MARKETABLE SECURITIES

Marketable equity securities with readily determinable fair values and debt securities are classified by the Company as investments in available-for-sale securities and included in current assets. These investments are reported at their fair values with unrealized holding gains and losses included in the consolidated balance sheets as accumulated other comprehensive income. The cost and fair value of marketable securities were as follows (in thousands):

	Amortized	Gross Unrealized Holding		Fair
	Cost	Gains	Losses	Value
December 31, 2006:
Corporate debt securities	$950	$1	$(6)	$945
Equity securities	24,593	3,228	(219)	27,602
	$25,543	$3,229	$(225)	$28,547
December 31, 2005:
Corporate debt securities	$950	$—	$(15)	$935
Equity securities	8,316	3,409	(65)	11,660
	$9,266	$3,409	$(80)	$12,595

The corporate debt securities have contractual maturities in 2013.

For the years ended December 31, 2006, 2005 and 2004, the sale of available-for-sale securities resulted in gross realized gains of $5.5 million, $35.3 million, and $10.0 million, respectively, and gross realized losses of $0.1 million, $0.3 million, and $0.7 million, respectively, and are included in the consolidated statements of income as marketable security transaction gains (losses), net. The specific

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE SECURITIES (Continued)

identification method was used to determine the cost of available-for-sale securities in computing realized gains and losses.

Short sales of marketable equity securities are temporary trading positions held by the Company in anticipation of short-term market movements. The liabilities arising from these positions are reported at fair value with both realized and unrealized gains and losses included in the consolidated statements of income as marketable security transaction gains (losses), net. For the years ended December 31, 2006, 2005 and 2004, short sales of marketable securities resulted in gross realized and unrealized gains of $1.4 million,  $12.0 million and $2.1 million, respectively, and gross realized and unrealized losses of $15.8 million, $18.9 million and $4.9 million, respectively.

5. ACQUISITIONS AND DISPOSITIONS

RMA acquisition.   On October 1, 2006 the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”) for $12.5 million. The Company’s purchase price includes cash consideration of $8.0 million, a note payable of $3.5 million and accrued working capital payments of $1.0 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance standards over the period from the date of the acquisition through September 30, 2012.

Seabulk Acquisition and Disposition of Held for Sale Assets.   On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the “Seabulk Merger”). The Company’s purchase price was $525.3 million, including 6,354,642 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), 394,446 options to purchase Common Stock, 51,832 restricted stock units under the SEACOR Deferred Compensation Plan, plus additional cash consideration and transaction expenses of approximately $96.9 million. SEACOR performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their fair values as of July 1, 2005, with the excess of the purchase price over fair value recorded as goodwill in the amount of $13.9 million. The fair value analysis of assets and liabilities acquired in the Seabulk Merger was finalized as of July 1, 2006.

As part of the fair value analysis, the Company designated certain Seabulk vessels as held for sale in the aggregate amount of $123.0 million, including two foreign flag double-hull product tankers, one tug and 13 offshore supply vessels. Subsequent to the Seabulk Merger, the Company invested an additional $1.2 million in improvements. During the six months ended December 31, 2005 Seabulk sold the two foreign flag double-hull product tankers, one tug and seven offshore supply vessels for aggregate consideration of $117.7 million. No gain or loss on sale of the vessels was recognized in 2005 as the fair value of the vessels was equal to the net sales price. During the year ended December 31, 2006, Seabulk sold the remaining six offshore supply vessels for aggregate consideration of $7.3 million and recognized a gain of $0.8 million.

Sea-Gil Acquisition.   On December 21, 2005, the Company acquired all of the issued and outstanding shares of Sea-Gil Holdings LLC (“Sea-Gil”) for $2.1 million. At time of acquisition, Sea-Gil owned one offshore vessel valued at $13.0 million and had outstanding debt of $10.9 million.

Era Acquisition and Disposition of Held for Sale Assets.   On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc., the owner of 81 helicopters and 16 fixed wing aircraft, for $118.1 million (the “Era Acquisition”). Following the Era Acquisition, the Company combined

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

the acquired helicopter business with its pre-existing helicopter business and began a process to sell the acquired regional airline service business that included its fixed wing aircraft. For the year ended December 31, 2005, the purchase price was reduced by $4.8 million resulting from the final determination of post-closing working capital adjustments partially offset by additional transaction expenses.

Effective May 27, 2005, the Company sold the acquired regional airline service business, previously held for sale, for $15.0 million. The operating results of the regional airline service business, including $15.3 million of operating revenues earned for the year ended December 31, 2005, have been reported as “Discontinued Operations” in the Company’s consolidated statements of income. During 2005, the Company also sold other previously held for sale assets of Era Aviation, Inc. for $3.7 million, including one helicopter and four fixed wing aircraft. No gain or loss on these sales was recorded as their carrying value was equal to their sales price.

NRCES Acquisition.   On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services Inc. (“NRCES”) (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41.0 million based upon certain performance standards over a period from the date of the acquisition through December 31, 2008. During the years ended December 31, 2006 and 2005, $0.1 million and $0.3 million additional consideration earned has been allocated to goodwill, respectively.

Tex-Air Acquisition.   During 2004, all contingent consideration associated with the acquisition of Tex-Air Helicopters, Inc. (“Tex-Air”) was settled with minimal impact to the Company’s initial purchase price allocation, including 6,097 escrow shares of Common Stock issued as security for the selling stockholder’s obligations under the purchase agreement and additional consideration earned for operating performance. The additional consideration of $0.2 million earned for operating performance will be paid with Common Stock in three equal yearly installments beginning in 2005. During 2006 and 2005, the Company issued 571 shares and 826 shares,  respectively, of Common Stock in partial settlement of this obligation.

Purchase Price Allocation.   The following table summarizes the allocation of the purchase price during the following periods related to all of the Company’s acquisitions (in thousands):

	Year ended December 31,
	2006	2005	2004
Restricted cash	$—	$32,258	$—
Trade and other receivables	2,278	55,700	18,425
Other current assets	(698)	142,674	34,582
Property and equipment	(7,710)	872,461	74,791
Goodwill	1,599	12,395	47
Other assets	13,483	58,676	533
Accounts payable and other current liabilities	(503)	(75,844)	(10,217)
Long-Term Debt and Capital Lease Obligations	(3,500)	(511,467)	—
Deferred Income Taxes	3,085	(82,291)	390
Deferred Gains and Other Liabilities	—	(6,301)	(170)
Purchase price(a)	$8,034	$498,261	$118,381

(a)                  Purchase price is net of cash acquired, totaling $27.4 million and $1.1 million in 2005 and 2004, respectively, includes acquisition costs, totaling, $2.7 million and $1.1 million in 2005 and 2004, respectively, and includes Common Stock issued of $431.5 million and $0.3 million in 2005 and 2004, respectively.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

Unaudited Pro forma Information.   The following unaudited pro forma information (in thousands, except per share data) has been prepared as if the Seabulk Merger had occurred as of January 1, 2005. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company.

	Year ended December 31,
	2006 actual	2005 pro forma
Operating Revenues	$1,323,445	$1,164,272
Net income	234,394	163,982
Basic earnings per share	9.52	6.63
Diluted earnings per share	8.44	5.92

Equipment Additions.   The Company’s capital expenditures were $381.7 million, $250.5 million, and $200.1 million in 2006, 2005 and 2004, respectively. Major equipment deliveries were as follows (unaudited):

	2006 (a)	2005 (a)	2004(b)
Anchor handling towing supply	—	5	1
Crew	4	3	10
Mini-supply	—	1	—
Standby safety	—	—	—
Supply	1	—	2
Towing supply	5	—	2
Utility	—	—	—
Other	—	—	1
	10	9	16
Tankers	—	—	—
Dry-cargo Barges	69	75	305
Chemical Tank Barges	3	24	24
Inland Deck Barges	7	—	—
Inland Towboats	—	1	3
Helicopters	21	9	6
Harbor Tugs	—	—	—

(a)                  Excludes assets associated with the Seabulk Merger. Also excludes one offshore vessel associated with the Sea-Gil acquisition.

(b)                 Excludes 81 helicopters associated with the Era Acquisition.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DISPOSITIONS (Continued)

Equipment Dispositions.   The Company has sold property and equipment for $278.1 million, $203.1 million and $67.9 million in 2006, 2005 and 2004, respectively, including major equipment dispositions as follows (unaudited):

	2006(a)(b)	2005(a)	2004(c)
Anchor handling towing supply	6	3	1
Crew	20	8	3
Mini-supply	5	4	1
Standby safety	—	—	—
Supply	19	7	4
Towing supply	8	1	6
Utility	—	—	27
Other	2	—	1
	60	23	43
Tankers	—	—	—
Dry-Cargo Barges	—	—	—
Chemical Tank Barges	—	—	4
Inland Deck Barges	—	—	—
Inland Towboats	—	—	—
Helicopters	15	7	2
Harbor tugs	—	—	—

(a)                  Excludes equipment classified as held for sale in connection with the Seabulk Merger and Era Acquisition.

(b)                 Excludes eight Dry Cargo Barges and 19 Chemical Tank Barges contributed to Seaspraie joint venture (see Note 6).

(c)                  Includes 26 utility vessels removed from service in prior years.

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES

Investments, carried at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2006	2005
Seaspraie	50.0%	$27,946	$—
Globe Wireless.	37.5%	9,051	9,622
Soylutions	50.0%	8,949	—
C-Lift	50.0%	6,909	—
Marmex	40.0%	—	4,520
Other	28.8%-50.0%	23,363	22,812
		$76,218	$36,954

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

Combined Condensed Financials (unaudited).   Summarized financial information for the Company’s investments, at equity, is as follows (in thousands):

	December 31,
	2006	2005
Current assets	$89,191	$95,543
Noncurrent assets	101,382	81,223
Current liabilities	36,713	37,254
Noncurrent liabilities	16,456	27,454

	Year ended December 31,
	2006	2005	2004
Operating revenues	$116,562	$171,085	$149,321
Operating income	21,199	30,305	13,777
Net income	43,693	25,059	10,424

At December 31, 2006, cumulative net deficits of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings was $26.6 million.

Seaspraie.   On October 1, 2006, the Company and a financial investor organized a joint venture to own inland marine transportation assets with a view toward generating cash returns which may be enhanced by entering into strategic positions in marketable securities and commodity futures. The Company’s contribution to the joint venture included eight dry cargo hopper barges, 19 chemical tank barges, working capital deposits and a fixed price construction contract with an aggregate value of $27.8 million.

Globe Wireless.   Globe Wireless LLC (“Globe Wireless”) and its subsidiaries operate a worldwide network of high frequency radio stations. The network of stations is a wireless data network targeted at the maritime industry that supports Internet messaging, telex and facsimile communications. Globe Wireless also provides satellite messaging and voice communication services to the maritime industry. Globe Wireless has previously experienced negative cash flow. During 2005, the Company recognized an impairment charge of $2.7 million, net of tax, on its investment in Globe Wireless.

Globe Wireless provides the Company’s offshore marine business segment with a “ship-to-shore” communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. In fiscal 2006, 2005 and 2004, the Company paid approximately $0.8 million, $0.8 million and $1.2 million, respectively, to Globe Wireless for services and merchandise provided the Company.

Soylutions.   On October 1, 2006, the Company purchased a 50% interest in Soylutions LLC for $9.1 million. This joint venture operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

C-Lift.   In May 2006, the Company entered into a joint venture that is engaged in the construction of two lift boats. The Company has advanced $6.9 million to the joint venture through December 31, 2006. The lift boats are expected to begin operations in the third quarter of 2007.

Marmex.   In 1994, the Company and Grupo TMM, S.A., a Mexican corporation (“TMM”) organized a joint venture, Maritima Mexicana, S.A. de C.V. (“Marmex”) to serve the Mexican offshore market. Effective March 3, 2006, the Company sold its 40% interest in Marmex to TMM for $20.0 million, including a 2005 deposit received of $4.4 million, recognizing an after tax gain of $4.5 million and was released from its guarantees in the amount of $8.0 million with respect to vessels bareboat chartered to the joint venture. In addition, TMM purchased five offshore vessels from the Company for aggregate consideration of approximately $37.3 million (see Note 5).

Revenues earned by the Company from the charter of vessels and management services provided to Marmex in 2006, 2005 and 2004, totaled $1.1 million, $20.5 million and $21.4 million, respectively. Revenues earned by Marmex from management services provided to the Company in 2006, 2005 and 2004, totaled $1.2 million, $3.2 million and $2.7 million, respectively.

Other.   The Company’s other business ventures include offshore marine businesses that operate 17 vessels, 15 owned and two bareboat chartered-in, environmental services businesses, an aviation services business and an environmental remediation equipment manufacturer. At December 31, 2006, loans of $4.7 million were payable to the Company from certain of these joint ventures. The Company is guarantor of up to $6.9 million pursuant to a vessel charter between a joint venture in which the Company owns a 50% interest and the vessel owner. The Company’s guarantee declines over the life of the charter and terminates in 2011. The Company is also a guarantor of up to $0.9 million for amounts owed by a joint venture, in which the Company owns 50%, and of up to $0.2 million as security for the contract performance by another joint venture in which the Company owns 50%.

During the year ended December 31, 2006, one of the Company’s offshore marine joint ventures sold a vessel for $27.8 million and one of the Company’s ventures sold its handymax dry bulk ship for $31.1 million. The Company’s share of these gains included in equity in earnings of 50% or less owned companies was $7.7 million, net of tax.

7. CONSTRUCTION RESERVE FUNDS

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve funds with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use.

As of December 31, 2006 and 2005, construction reserve funds of $331.7 million and $122.8 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the year ended

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CONSTRUCTION RESERVE FUNDS (Continued)

December 31, 2006, construction reserve fund account transactions included withdrawals of $39.3 million, deposits of $238.3 million and earned interest of $9.9 million.

8. INCOME TAXES

Income from continuing operations before income tax expense (benefit), minority interest in (income) loss of subsidiaries and equity in earnings of 50% or less owned companies derived from the United States and foreign companies for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
United States	$319,677	$110,047	$16,310
Foreign	26,030	84,351	7,976
	$345,707	$194,398	$24,286

The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
State	$1,952	$2,582	$930
Federal	14,315	33,859	(3,132)
Foreign	8,264	23,902	3,570
Deferred:
State	(1,698)	5,252	—
Federal	104,716	(23,971)	17,723
Foreign	(2,429)	(11,878)	(10,518)
	$125,120	$29,746	$8,573

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
American Jobs Creation Act of 2004	—	(23.7)%	—
Valuation allowance	—	—	(3.8)%
Non-deductible expenses	0.4%	0.4%	1.5%
State taxes	0.5%	3.5%	2.5%
Other	0.3%	0.1%	0.1%
	36.2%	15.3%	35.3%

During the fourth quarter of 2005, the Company repatriated $310.4 million of accumulated foreign earnings that were eligible for the 85% received deduction under the American Jobs Creation Act of 2004 and recognized an income tax benefit of $46.2 million as the resulting tax obligation was less than the deferred taxes previously provided. The repatriation dividend included $67.9 million of acquired foreign earnings for which no deferred taxes were previously provided and $27.9 million of acquired foreign

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

earnings associated with the Seabulk Merger for which deferred taxes were previously provided at the reduced rate.

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2006	2005
Deferred tax liabilities:
Property and equipment	$438,704	$405,811
Intangible assets	8,419	12,954
Other	25,642	16,518
Total deferred tax liabilities	472,765	435,283
Deferred tax assets:
Net operating loss carryforwards	50,922	122,425
Foreign tax credit carryforwards	48,896	53,164
Deductible goodwill	7,166	10,728
Other	37,726	29,269
Total deferred tax assets	144,710	215,586
Valuation allowance	(17,423)	(17,423)
Net deferred tax assets	127,287	198,163
Net deferred tax liabilities	$345,478	$237,120

As of December 31, 2006, the Company has net operating loss carryforwards of $145.5 million that expire from 2022 through 2023, foreign tax credits of $48.9 million that expire from 2009 through 2014 and alternative minimum tax credits of $2.6 million that carry forward indefinitely.

The Company believes it is more likely than not that the Company’s net operating loss carryforwards and foreign tax credit carryforwards will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof, except for $17.4 million of foreign tax credits and state net operating loss carryforwards acquired as part of the Seabulk Merger. If any of these reserved foreign tax credits or state net operating loss carryforwards are ultimately utilized, reductions in the valuation allowance would reduce the amount of goodwill recorded in connection with the Seabulk Merger.

The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. The additional net benefit, which is recorded in stockholders’ equity, was $1.8 million, $4.2 million and $0.1 million in 2006, 2005 and 2004, respectively.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT

The Company’s borrowings as of December 31 are summarized below (in thousands):

	2006	2005
2.875% Convertible Debentures	$250,000	$250,000
5.875% Senior Notes (excluding unamortized discount of $1.5 million)	200,000	200,000
Title XI Bonds (excluding unamortized discount of $11.3 million)	192,873	200,666
9.5% Senior Notes (excluding unamortized premium of $14.7 million)	138,500	138,500
7.2% Senior Notes (excluding unamortized discount of $0.2 million)	134,500	134,500
Other (excluding unamortized discount of $1.3 million)	33,837	32,462
	949,710	956,128
Portion due within one year	(9,218)	(7,539)
Debt premium, net	399	1,814
	$940,891	$950,403

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2007	$9,218
2008	9,648
2009	145,109
2010	9,599
2011	10,129
Years subsequent to 2011	766,007
$949,710

2.875% Convertible Debentures.   On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the “2.875% Convertible Debentures”). Interest on the 2.875% Convertible Debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2005. Beginning December 15, 2011, contingent interest is payable during any subsequent semi-annual interest period if the average market price of the 2.875% Convertible Debentures is equal to or exceeds 120% of their principal amount. The amount of contingent interest payable for any such period will be equal to 0.35% per annum of such average market value of the 2.875% Convertible Debentures. The 2.875% Convertible Debentures are convertible into shares of Common Stock at any time at an initial conversion price of $73.15 per share of Common Stock. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 3,417,625 as of December 31, 2006. After December 20, 2009, the 2.875% Convertible Debentures may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 15 of 2011, 2014 and 2019, the holders of the 2.875% Convertible Debentures may require SEACOR to purchase for cash all or part of their debentures at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $5.5 million of net underwriting fees associated with this debenture sale.

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

Title XI Bonds.   The five double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of Seabulk (“the Title XI companies”) were financed through the issuance of United States Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”). Seven series of bonds comprise the Title XI Bonds bearing interest at rates ranging from 6.50% to 7.54% with semi-annual principal and interest payments and maturing through June 2024. Beginning in June 2006, the Company was eligible to make additional principal payments equal to the regularly scheduled semi-annual principal payment on two of the Title XI Bonds which may be used to offset future principal payments at the Company’s discretion. During 2006, the Company made $2.1 million in additional principal payments in accordance with the terms of the Title XI financing. The aggregate outstanding principal amount of the Title XI Bonds as of the date of the Seabulk Merger was $203.4 million.

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. At December 31, 2006 and 2005, the Title XI reserve fund account balances were $16.6 million and $13.4 million, respectively.

The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. At December 31, 2006, the Title XI companies held $42.0 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements.

In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value at December 31, 2006 of the Title XI tankers was $344.8 million.

9.5% Senior Notes.   In 2003, Seabulk issued $150.0 million of its Senior Notes due 2013 (the “9.5% Senior Notes”). Interest on the 9.5% Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 9.5% Senior Notes are senior unsecured obligations of Seabulk and are guaranteed by certain of Seabulk’s U.S. subsidiaries. Negative covenants in the debenture governing the 9.5% Senior Notes include limits on the ability of Seabulk and certain of its U.S. subsidiaries to incur additional indebtedness, pay dividends to stockholders, make certain investments, sell assets and enter into certain

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

strategic transactions. At the date of the Seabulk Merger, SEACOR owned $11.5 million of the 9.5% Senior Notes.

On February 28, 2006, SEACOR and Seabulk received consent from holders of a majority of the aggregate principal amount of outstanding 9.5% Senior Notes needed to enter into a supplemental indenture containing certain proposed amendments to the indenture governing the 9.5% Senior Notes. The supplemental indenture eliminated the requirement to report separate stand-alone financial statements for Seabulk as well as certain other reporting requirements and allowed for intercompany loans between SEACOR and Seabulk. In consideration of the holders’ consent to the proposed amendments, SEACOR paid a cash consent fee of $2.50 for each $1,000 of principal amount of 9.5% Senior Notes for which consent was received and SEACOR fully and unconditionally guaranteed Seabulk’s payment obligations under the 9.5% Senior Notes on a senior unsecured basis. The supplemental indenture has been executed and became effective March 2, 2006.

7.2% Senior Notes.   In 1997, SEACOR sold $150.0 million aggregate principal amount of its 7.2% Senior Notes due 2009 (the “7.2% Notes”). The offering was made to qualified institutional buyers, a limited number of institutional accredited investors, and in offshore transactions exempt from registration under U.S. federal securities laws. The 7.2% Notes were issued under an indenture (the “1997 Indenture”) between SEACOR and First Trust National Association, as trustee. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of SEACOR, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined in the 1997 Indenture.

SEACOR Revolving Credit Facility.   Prior to November 3, 2006, the Company was a party to a revolving credit facility dated February 5, 2002. The revolving credit facility was a five year, non-reducing, unsecured revolving credit facility. Advances under the revolving credit facility were available for general corporate purposes. The revolving credit facility was due to expire in February 2007. As of December 31, 2005, the Company had no outstanding borrowings under the revolving credit facility.

On November 3, 2006, the Company replaced its existing revolving credit facility with a new unsecured revolving credit facility that is due to expire in November 2013, for a commitment fee of $1.1 million, pursuant to an agreement among the Company and its lenders. The amount of the new unsecured revolving credit facility is initially $300.0 million which, in the absence of a material adverse change or event of default, may be increased with lender consent to up to $450.0 million. The new revolving credit facility will be reduced by 10% of the maximum committed amount during its term ($300.0 million plus any agreed upon increase) at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter. The new revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

December 31, 2006, the Company had no outstanding borrowings under the new revolving credit facility and the remaining availability under this new facility was $299.8 million, net of issued letters of credit of $0.2 million.

Seabulk Revolving Credit Facility.   During 2006, the Seabulk Revolving Credit Facility was terminated. As of December 31, 2005, there were outstanding letters of credit of $17.7 million under this facility.

Other.

In December 2005, the Company acquired Sea-Gil, including $10.9 million of outstanding debt. The Company settled this obligation in 2006 with construction reserve funds.

At acquisition, Seabulk was obligated to Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, in the principal amount of $15.6 million for funds borrowed to construct two offshore marine vessels. During 2006, Seabulk borrowed an additional $16.5 million to reimburse itself for progress payments made to construct the vessels. Principal and interest payments are due at various dates monthly for sixteen years with final installments due in May 2021. The BNDES loan bears interest at the rate of 4.0% per annum and, as of December 31, 2006, the outstanding balance due under the loan was $30.3 million.

At acquisition, Seabulk was obligated for the repayment of four promissory notes that aggregated $14.0 million relating to the purchase and construction of four offshore marine vessels. During the six months ended December 31, 2005, accelerated payments resulted in the retirement of two of these promissory notes. During 2006, the two remaining notes were repaid.

As of December 31, 2006, the Company had outstanding letters of credit, apart from the SEACOR revolving credit facility, of $45.8 million with various expiration dates through 2008.

10. CAPITAL LEASE OBLIGATIONS

The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, including related obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2007	$4,049
2008	5,345
2009	3,367
2010	3,367
2011	5,483
Years subsequent to 2011	5,615
Total minimum lease payments	27,226
Premium on capital leases	1,109
Less amounts representing interest	(5,733)
Present value of minimum lease payments (including current portion of $2,490)	$22,602

As of December 31, 2006, the Company had $32.3 million of equipment subject to capital lease obligations.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMON STOCK

SEACOR’s Board of Directors have previously approved a securities repurchase plan which allows the Company to acquire Common Stock, 7.2% Senior Notes, 5.875% Senior Notes, 2.875% Convertible Debentures and 9.5% Senior Notes (collectively the “SEACOR Securities”). In 2006, 2005, and 2004, a total of 727,180, 304,676, and 370,490 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $58.1 million, $20.5 million and $14.9 million, respectively.

As of December 31, 2006, SEACOR had authorization to repurchase $75.0 million of SEACOR Securities. The repurchase of additional SEACOR Securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

12. BENEFIT PLANS

SEACOR Savings Plan.   The Company provides a defined contribution plan to its employees (the “Savings Plan”). The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $2.4 million, $1.6 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Subsequent to the Seabulk Merger, the Company paid $0.1 million associated with Seabulk’s defined contribution plan prior to its termination.

SEACOR Deferred Compensation Plan.   In 2005, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) to provide a select group of highly compensated employees, as well as non-employee directors, with the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and up to 100% of their vested restricted stock (deferred in the form of Restricted Stock Units, as defined in the plan) for each fiscal year. Each participant’s compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have the amounts in such account indexed against one or more investment options, solely for purposes of determining amounts payable under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options).

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

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and will rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. The total amount of the Company’s obligations under the Deferred Compensation Plan are not determinable because the amount will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ ability to amend or terminate the plan).

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION

Employee Share Incentive Plans.   SEACOR’s stockholders approved the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan and the 2003 Share Incentive Plan (collectively, the “Share Incentive Plans”) to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock awards, performance awards and restricted stock units to key officers and employees of the Company. The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 2,500,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants have been limited to restricted stock and restricted stock unit awards and options to purchase shares of Common Stock. The Company granted 278,155, 165,485 and 132,175 shares in 2006, 2005 and 2004, respectively, pursuant to the Share Incentive Plans. At December 31, 2006, there were 419,081 shares available under the Share Incentive Plans for future grant.

Restricted stock awards and restricted stock units vest in one to five years and options to purchase shares of Common Stock vest and become exercisable in three to five years. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock awards vest immediately and options to purchase shares of Common Stock vest and become immediately exercisable.

On February 26, 2007, the Compensation Committee of the Board of Directors conditionally agreed to grant 121,255 restricted shares of Common Stock to certain officers and key employees of the Company effective March 4, 2007. In addition, on February 26, 2007, the Compensation Committee of the Board of Directors conditionally agreed to grant options to purchase an aggregate of 167,900 shares of Common Stock to certain officers and key employees of the Company in four equal installments effective March 4, 2007, June 1, 2007, September 1, 2007 and December 1, 2007. The options that the Compensation Committee of the Board of Directors agreed to conditionally grant during 2007 will have an exercise price of the fair market value per share of Common Stock on the date of each installment.

Employee Stock Purchase Plan.   SEACOR’s stockholders approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) that permits the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. A total of 300,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. During 2006 and 2005, a total of 23,921 and 19,718 shares, respectively, of Common Stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2006, there were 180,417 shares available for future issuance pursuant to the Stock Purchase Plan.

Non-employee Director Stock Incentive Plan.   SEACOR’s stockholders approved the 2003 Non-Employee Director Share Incentive Plan (“NEDSIP”) under which each member of the Board of

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

Directors who is not an employee of SEACOR will automatically be granted a stock option to purchase 3,000 shares of Common Stock on the date of each annual meeting of the stockholders of SEACOR commencing with the 2003 Annual Meeting of Stockholders of SEACOR. The exercise price of the options granted under the NEDSIP is equal to 100% of the fair market value per share of Common Stock on the date the options are granted. Options granted under the NEDSIP will be exercisable at any time following the earlier of the first anniversary of the date of the grant, or the first annual meeting of SEACOR’s stockholders after the date of grant. The options will remain exercisable for a period of up to ten years from date of grant. Upon a non-employee Director’s death or disability or a change in control of SEACOR the outstanding options will immediately vest and become exercisable. However, if a non-employee Director’s service as a director of SEACOR is terminated, any options that have not vested will terminate. A non-employee Director’s options that are vested but not exercised may, subject to certain exceptions, be exercised within three months of the date of termination of service as a director in the case of termination by reason of voluntary retirement, failure of SEACOR to nominate such director for re-election or failure of such director to be re-elected by stockholders after nomination by SEACOR, or within one year in the case of termination of service as a director by reason of death or disability.

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

A total of 150,000 shares of Common Stock were reserved under the NEDSIP. During 2006 and 2005, options were granted for the purchase of 30,000, net of cancellations, and 27,000 shares of Common Stock, respectively, and 5,125 and 4,500 shares of Common Stock were issued, respectively, under the NEDSIP. As of December 31, 2006, there were 28,000 shares available for future issuance pursuant to the NEDSIP.

Share Award Transactions.   During the years ended December 31, 2006, 2005 and 2004, the Company recognized $6.6 million, $2.5 million and $2.1 million, respectively, of compensation expense related to stock options, employee stock purchase plan purchases, restricted stock grants (including restricted stock units) and director stock grants (collectively referred to as “share awards”). As of December 31, 2006, the Company had approximately $15.1 million in total unrecognized compensation costs of which $5.3 million and $4.0 million are expected to be recognized in 2007 and 2008, respectively, with the remaining balance recognized through 2011.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

The previously disclosed pro forma effects of recognizing the estimated fair value of share awards for the years ended December 31, are presented below (in thousands, except per share data):

	2005	2004
Net Income, As Reported	$170,709	$19,889
Add: Share Based Compensation Using Intrinsic Value Method, net of tax	1,842	1,515
Less: Share Based Compensation Using Fair Value Method, net of tax	(2,596)	(2,353)
Net Income, Pro Forma	$169,955	$19,051
Basic Earnings Per Common Share:
As Reported	$7.91	$1.09
Pro Forma	7.87	1.04
Diluted Earnings Per Common Share:
As Reported	$6.95	$1.08
Pro Forma	6.92	1.03

The weighted average value of grants under the Company’s share-based compensation plans were $46.86, $35.86 and $43.42 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of each option granted during the years ended December 31, 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 25.1%, 27.5% and 28.6%, respectively, (c) weighted average discount rates of 4.89%, 4.07% and 3.56%, respectively, and (d) expected lives of five years.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

The following transactions have occurred in connection with the employee stock incentive plans and the non-employee director stock incentive plans during the years ended December 31:

	2006		2005		2004
	Number of Shares	Wt’ed Avg Exercise/ Grant Price	Number of Shares	Wt’ed Avg Exercise/ Grant Price	Number of Shares	Wt’ed Avg Exercise/ Grant Price
Stock Option Activities:
Outstanding, at beginning of year	919,653	$37.23	772,815	$32.92	706,619	$31.25
Granted	194,425	$84.12	134,400	$63.81	121,025	$43.49
Exercised	(231,848)	$21.66	(378,258)	$16.66	(36,894)	$33.13
Canceled	(5,205)	$73.73	(3,750)	$38.50	(17,935)	$37.75
Seabulk Merger(1)	—	—	394,446	$16.89	—	—
Outstanding, at end of year	877,025	$51.52	919,653	$37.23	772,815	$32.92
Options exercisable at year end	489,115	$39.32	598,437	$31.32	581,033	$30.10
Director stock awards granted	5,125	$83.99	4,500	$65.28	4,375	$43.37
Restricted stock cancelled	635	$71.32	—		1,666	$42.90
Restricted stock awards granted	119,295	$74.89	58,085	$65.85	38,150	$43.20
Shares available for future grant	627,498		760,361		953,596

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

During the year ended December 31, 2006, the Company also issued 47,005 shares of Common Stock in exchange for restricted stock units previously issued by Seabulk and assumed as part of the Seabulk Merger.

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $13.9 million. As of December 31, 2006 the aggregate intrinsic value of all options outstanding, all exercisable options and all restricted stock awards outstanding was $44.8 million, $35.4 million and $4.4 million, respectively.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE BASED COMPENSATION (Continued)

The following table summarizes certain information about the options outstanding at December 31, 2006 grouped into five exercise price ranges:

	Exercise Price Range
	Under $20.00	$20.01 to $40.00	$40.01 to $60.00	$60.01to $80.00	over $80.00
Options outstanding at December 31, 2006	16,034	297,898	270,843	140,225	152,025
Weighted-average exercise price	$11.27	$32.83	$45.97	$68.10	$86.99
Weighted-average remaining contractual life (years)	5.73	4.87	6.12	8.62	9.23
Options exercisable at December 31, 2006	16,034	248,030	187,041	38,010	—
Weighted average exercise price of exercisable options	$11.27	$32.76	$45.41	$63.96	—

14. RELATED PARTY TRANSACTIONS

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges in a pool are combined and the net results are allocated to participating barge owners based upon the number of days any one participating owner’s barges bear to the total number of days of all barges participating in a pool. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant, trusts for the benefit of Mr. Fabrikant’s two children, and Mr. Andrew Morse, a member of the board of directors of SEACOR, and his wife, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates and Mr. Morse and his wife were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In 2006, 2005 and 2004, Mr. Fabrikant and his affiliates earned $2.0 million, $1.3 million and $0.6 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). In 2006, Mr. Morse and his wife earned $0.15 million of net barge pool results. As of December 31, 2006, 2005 and 2004, the Company owed Mr. Fabrikant and his affiliates and Mr. Morse and his wife $0.6 million, $0.5 million and $0.3 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates and Mr. Morse and his wife participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

15. COMMITMENTS AND CONTINGENCIES

The Company’s unfunded capital commitments as of December 31, 2006 consisted primarily of marine service vessels, harbor tugs, helicopters, barges and capital improvements to certain of the existing marine transportation fleet. Such unfunded capital commitments totaled $567.9 million, of which $335.9 million is payable in 2007 with the remaining balance payable through 2009. Of these commitments, approximately $177.3 million may be terminated without further liability other than the payment of liquidated damages of $26.9 million in the aggregate. Subsequent to December 31, 2006, the Company committed to purchase additional property and equipment for $70.1 million.

In the ordinary course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of such exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s financial position or results of its operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such a subpoena. SEACOR intends to provide all information requested in response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk filed three reports with, and submitted documents to, the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund, the Merchant Navy Officers Pension Fund (“MNOPF”), based in the United Kingdom. the Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. An actuarial valuation of the MNOPF in 2003 determined there was a funding deficit totaling $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. In March 2006, the MNOPF underwent another actuarial valuation to determine if additional contributions would be required. The draft actuarial valuation was discussed in a meeting of participating employers in December 2006. At that meeting, the trustees committed to reviewing the assumptions and agreeing a new valuation method in the first quarter of 2007, with a view to issuing a new valuation by June 2007. Depending on the results of this and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

As of December 31, 2006, the Company leases 45 offshore marine vessels, resulting primarily from sale-leaseback transactions, 14 helicopters, nine barges, two harbor tugs, one U.S. flagged product tanker and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Leases generally contain purchase and lease renewal options at fair market value or rights

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

of first refusal with respect to the sale or lease and range in duration from one to six years. Certain of the gains realized from various sale-leaseback transactions, totaling $28.9 million, $11.7 million and $1.3 million in 2006, 2005 and 2004, respectively, have been deferred in the consolidated balance sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company’s operating leases in 2006, 2005 and 2004 totaled $59.5 million, $31.3 million and $24.2 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year at December 31, 2006 (in thousands):

Minimum Payment
2007	$33,951
2008	31,850
2009	24,481
2010	20,696
2011	10,334
Years subsequent to 2011	4,227

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

Offshore Marine Services.   Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and oil spill response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations including shorebased, marine transport and other supply chain management services. This segment contributed 52%, 50% and 58% of consolidated operating revenues in 2006, 2005 and 2004, respectively.

Marine Transportation Services   Marine Transportation Services operates a fleet of ten U.S. flag tankers, including nine owned and one leased-in, that provide marine transportation services for petroleum products, and chemicals moving in the U.S. domestic or “coastwise” trade. The Merchant Marine Act of 1920, commonly referred to as the “Jones Act,” requires that vessels engaged in U.S. coastwise trade be owned by U.S. citizens and built in the United States. This segment contributed 11% and 7% of consolidated operating revenues in 2006 and 2005, respectively.

Inland River Services.   Inland River Services provides dry and liquid bulk cargo transportation on the U.S. inland waterways including the Mississippi River, Illinois River, Tennessee River, Ohio River and

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

their tributaries and the U.S. Gulf Intracoastal waterways while providing its customers with accurate logistic schedules from loading to discharge. This segment contributed 11%, 13% and 14% of consolidated operating revenues in 2006, 2005 and 2004, respectively.

Aviation Services.   Aviation Services’ helicopter fleet principally provides transportation services to the offshore oil and gas exploration, development and production industry that operates in the U.S. Gulf of Mexico and Alaska. Aviation Services also provides flightseeing tours in Alaska and leases helicopters to third parties. It also owns a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport. The FBO sells fuel and provides services to corporate aircraft and a regional airline. Aviation Services contributed 12%, 14% and 6% of consolidated operating revenues in 2006, 2005 and 2004, respectively.

Environmental Services.   Environmental Services primarily provides contractual oil spill response and other professional emergency preparedness services to those who store, transport, produce or handle petroleum and certain non-petroleum oils as required by the OPA 90, various state and municipal regulations and international maritime conventions. These services include training, consulting and supervision for emergency preparedness, response and crisis management. The business is conducted through the Company’s wholly owned subsidiaries, National Response Corporation, The O’Brien’s Group, Inc., SEACOR Environmental Services International, Ltd. and NRC Environmental Services, Inc. This segment contributed 11%, 14% and 23% of consolidated operating revenues in 2006, 2005 and 2004, respectively.

Other Activities.   Other business activities of the Company include Harbor and Offshore Towing Services, various other investments in joint ventures and asset leasing activities.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

Reportable segment profit (loss), assets and capital expenditures for the years ended December 31 are as follows (in thousands):

2006	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$682,046	$145,195	$147,466	$155,662	$144,134	$48,942	$1,323,445
Intersegment	531	—	—	352	382	282	1,547
	682,577	145,195	147,466	156,014	144,516	49,224	1,324,992
Operating Expense	(338,980)	(81,493)	(69,359)	(121,569)	(103,154)	(30,173)	(744,728)
Administrative and general	(46,377)	(4,173)	(3,988)	(14,945)	(20,593)	(7,214)	(97,290)
Depreciation and amortization	(81,512)	(40,665)	(14,300)	(19,956)	(3,358)	(5,063)	(164,854)
Gain (loss) on Asset Sales	67,006	—	84	11,088	(198)	—	77,980
Other income (expense), primarily foreign currency	(943)	(22)	28	604	(121)	(148)	(602)
Equity in Earnings (Losses) of 50% or less owned companies	11,592	—	(3)	38	60	3,125	14,812
Reportable Segment Profit	$293,363	$18,842	$59,928	$11,274	$17,152	$9,751	410,310
Corporate							(35,375)
Other income (expense) not included above							(14,439)
Equity in Earnings (Losses) of 50% or less owned companies							(14,812)
Segment Eliminations							23
Income before Taxes, Minority Interest and Equity Earnings							$345,707
Assets:
Equity Investments	$22,310	$—	$36,895	$3,162	$895	$—	$63,262
Goodwill	21,420	177	1,493	353	14,390	4,117	41,950
Other Segment Assets	905,019	511,823	255,604	312,262	82,987	108,173	2,175,868
	$948,749	$512,000	$293,992	$315,777	$98,272	$112,290	2,281,080
Corporate							971,902
							$3,252,982
Capital Expenditures:
Segment	$148,830	$1,809	$41,103	$150,371	$11,767	$26,738	$380,618
Corporate							1,092
							$381,710

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA  (Continued)

2005	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$479,736	$72,348	$123,231	$137,062	$136,577	$23,050	$972,004
Intersegment	322	—	—	493	—	242	1,057
	480,058	72,348	123,231	137,555	136,577	23,292	973,061
Operating Expense	(271,688)	(42,369)	(67,353)	(101,602)	(93,254)	(14,717)	(590,983)
Administrative and general	(39,841)	(1,579)	(2,413)	(12,589)	(17,203)	(3,107)	(76,732)
Depreciation and amortization	(69,432)	(23,304)	(12,018)	(16,417)	(3,203)	(2,529)	(126,903)
Gain (loss) on Asset Sales	20,366	—	11	7,915	(7)	—	28,285
Other income (expense), primarily foreign currency	24,121	—	25	189	76	104	24,515
Equity in Earnings (Losses) of 50% or less owned companies	5,899	—	—	—	921	(1,159)	5,661
Reportable Segment Profit	$149,483	$5,096	$41,483	$15,051	$23,907	$1,884	236,904
Corporate							(29,298)
Other income (expense) not included above							(7,569)
Equity in Earnings (Losses) of 50% or less owned companies							(5,661)
Segment Eliminations							22
Income before Taxes, Minority Interest and Equity Earnings							$194,398
Assets:
Equity Investments	$18,076	$—	$—	$—	$933	$17,618	$36,627
Goodwill	12,089	5,216	1,493	352	14,529	6,672	40,351
Other Segment Assets	992,767	508,130	241,715	211,577	58,439	87,208	2,099,836
	$1,022,932	$513,346	$243,208	$211,929	$73,901	$111,498	2,176,814
Corporate							708,327
							$2,885,141
Capital Expenditures:
Segment	$143,868	$288	$45,894	$51,613	$4,950	$3,821	$250,434
Corporate							25
							$250,459

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA  (Continued)

2004	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$286,219	$—	$66,568	$24,059	$115,014	$—	$491,860
Intersegment	502	—	—	3,121	—	—	3,623
	286,721	—	66,568	27,180	115,014	—	495,483
Operating Expense	(201,465)	—	(40,711)	(25,985)	(89,625)	—	(357,786)
Administrative and general	(32,610)	—	(1,858)	(1,713)	(10,560)	(2)	(46,743)
Depreciation and amortization	(43,340)	—	(7,214)	(4,233)	(2,779)	—	(57,566)
Gain (loss) on Asset Sales	10,076	—	111	407	(65)	—	10,529
Other income (expense), primarily foreign currency	1,639	—	—	30	(41)	—	1,628
Equity in Earnings (Losses) of 50% or less owned companies	4,838	—	—	—	523	(702)	4,659
Reportable Segment Profit (Loss)	$25,859	$—	$16,896	$(4,314)	$12,467	$(704)	50,204
Corporate							(15,330)
Other income (expense) not included above							(6,014)
Equity in Earnings (Losses) of 50% or less owned companies							(4,659)
Segment Eliminations							85
Income before Taxes, Minority Interest and Equity Earnings							$24,286
Assets:
Equity Investments	$23,753	$—	$—	$—	$777	$23,340	$47,870
Goodwill	12,646	—	1,493	352	14,264	—	28,755
Other Segment Assets	695,516	—	206,238	170,580	78,483	21,621	1,172,438
	$731,915	$—	$207,731	$170,932	$93,524	$44,961	1,249,063
Corporate							516,946
							$1,766,009
Capital Expenditures:
Segment	$72,555	$—	$94,616	$27,070	$4,914	$—	$199,155
Corporate							897
							$200,052

SEACOR HOLDING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. MAJOR CUSTOMERS AND SEGMENT DATA  (Continued)

In 2006, 2005 and 2004, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2006, 2005 and 2004, approximately 27%, 28% and 34%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet. These vessels are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these vessels may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material as that term is defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers (in thousands):

	For the year ended December 31,
	2006	2005	2004
Operating Revenues:
United States	$969,589	$703,921	$323,173
Africa, primarily West Africa	159,493	99,880	46,534
United Kingdom, primarily North Sea	63,968	60,813	79,089
Asia	38,647	32,428	13,504
Middle East	39,973	17,163	4,354
Mexico, Central and South America	22,444	33,963	25,206
Other	29,331	23,836	—
	$1,323,445	$972,004	$491,860

The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of the end of each applicable period presented (in thousands):

	As of December 31,
	2006	2005	2004
Property and Equipment:
United States	$1,396,618	$1,280,154	$584,334
Africa, primarily West Africa	165,051	167,049	67,070
United Kingdom, primarily North Sea	17,593	20,748	114,275
Asia	62,043	61,879	42,944
Middle East	28,986	39,612	—
Mexico, Central and South America	69,604	114,956	116,964
Other	30,315	74,995	—
	$1,770,210	$1,759,393	$925,587

SEACOR HOLDING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2006	2005	2004
Income taxes paid	$80,798	$9,202	$3,623
Income taxes refunded	280	9,338	8,109
Interest paid	59,424	43,438	22,135
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of vessel	1,125	1,200	—
Contribution of assets to Seaspraie	27,800	—	—
Obligation due builder of offshore marine vessel	—	—	13,218
Acquisition of RMA-Note payable	3,500	—	—
Acquisition of Seabulk-Common Stock	—	431,502	—
Acquisition of Tex-Air-Common Stock	—	—	268

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim periods is presented below (in thousands except share data). Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2006:
Operating Revenues	$337,183	$349,361	$330,986	$305,915
Operating Income	92,660	92,950	92,743	82,395
Net Income	58,355	63,170	62,761	50,108
Basic Earnings Per Common Share	$2.40	$2.57	$2.52	$2.02
Diluted Earnings Per Common Share	$2.12	$2.28	$2.24	$1.80
2005(1)(2)(3):
Operating Revenues	$334,119	$294,869	$177,831	$165,185
Operating Income	90,021	36,465	24,643	26,323
Net Income	106,497	20,497	25,124	18,591
Basic Earnings Per Common Share	$4.28	$0.83	$1.37	$1.02
Diluted Earnings Per Common Share	$3.76	$0.76	$1.20	$0.90

(1)                 On July 1, 2005, SEACOR completed the Seabulk Merger (see Note 5).

(2)                 Includes an income tax benefit of $46.2 million on the repatriation of foreign earnings under the American Jobs Creation Act of 2004 in the quarter ended December 31, 2005 (see Note 8).

(3)                 Includes a foreign currency gain of $16.4 million relating to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 in the quarter ended December 31, 2005 (see Note 1).

SEACOR HOLDINGS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Description	Balance Beginning of Year	Allowances Assumed in Acquisitions	Charges (Reductions) to Cost and Expenses	Deductions(a)	Balance End of Year
Year Ended December 31, 2006
Allowance for doubtful accounts (deducted from accounts receivable)	$13,996	$—	$(3,405)	$3,688	$6,903
Year Ended December 31, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$3,357	$7,169	$4,243	$773	$13,996
Year Ended December 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$2,800	$—	$1,519	$962	$3,357

(a)                  Accounts receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
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

4.10*

Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*

Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*

Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*

Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*

Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*

Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*

Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*

Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.19*

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

4.20*

Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*

Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*

Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*

Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

10.1*+

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
10.3*+

SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.4*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.5*

License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.6*

Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.7*+

Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.8*+

Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.9*+

Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.10*

Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.11*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.12*

Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.13*

Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.14*

Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.15*

Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.16*

Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.17*+

SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.18*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).
10.19*+

Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.20*+

Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.21*

Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.22*

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

10.23*

Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.24*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.25*+

SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.26+	Compensation Arrangements for the Executive Officers.
10.27+	Compensation of Non-Employee Directors.
10.28*

Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

10.29*

Revolving Credit Facility Agreement between Seacor Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.30

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