Form 10-Q
period 2007-03-31
SEACOR HOLDINGS INC /NEW/
filed 2007-05-07
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007              or

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

954-523-2200

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

Yes  ☐   No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of May 3, 2007 was 24,177,802. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$385,187	$506,966
Restricted cash	53,822	41,951
Available-for-sale securities	21,910	28,547
Receivables:
Trade, net of allowance for doubtful accounts of $6,105 and $4,848 in 2007 and 2006, respectively	258,069	264,090
Other	42,778	48,866
Inventories	25,996	22,670
Deferred income taxes	13,256	13,256
Prepaid expenses and other	14,516	12,023
Total current assets	815,534	938,369
Investments, at Equity, and Receivables from 50% or Less Owned Companies	99,284	76,218
Property and Equipment	2,352,933	2,213,245
Less accumulated depreciation	(470,202)	(443,035)
Net property and equipment	1,882,731	1,770,210
Construction Reserve Funds & Title XI Reserve Funds	355,009	348,261
Goodwill	49,104	41,950
Intangible Assets	33,984	38,631
Other Assets, net of allowance for doubtful accounts of $1,828 and $2,055 in 2007 and 2006, respectively	35,401	39,343
	$3,271,047	$3,252,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,218	$9,218
Current portion of capital lease obligations	2,518	2,490
Accounts payable and accrued expenses	88,064	88,868
Other current liabilities	214,212	194,933
Total current liabilities	314,012	295,509
Long-Term Debt	939,601	940,891
Capital Lease Obligations	19,406	20,112
Deferred Income Taxes	364,289	358,734
Deferred Gains and Other Liabilities	73,062	73,764
Minority Interest in Subsidiaries	6,444	6,894
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,095,500 and 31,745,583 shares issued in 2007 and 2006, respectively	321	317
Additional paid-in capital	895,530	871,914
Retained earnings	994,528	956,376
Less 7,914,545 and 7,226,784 shares held in treasury in 2007 and 2006, respectively, at cost	(338,689)	(274,490)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,039	1,009
Unrealized gain on available-for-sale securities	1,504	1,952
Total stockholders’ equity	1,554,233	1,557,078
	$3,271,047	$3,252,982

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Revenues	$310,763	$305,915

Costs and Expenses:
Operating expenses	188,658	169,644
Administrative and general	34,400	31,493
Depreciation and amortization	38,875	43,260
	261,933	244,397

Gains on Asset Dispositions and Impairments, Net	12,157	20,877

Operating Income	60,987	82,395

Other Income (Expense):
Interest income	12,224	7,136
Interest expense	(13,268)	(14,068)
Derivative transaction gains (losses), net	130	(2,812)
Foreign currency transaction gains (losses), net	(590)	159
Marketable security transaction losses, net	(4,688)	(3,585)
Other, net	(43)	28
	(6,235)	(13,142)
Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	54,752	69,253
Income Tax Expense	18,842	25,431
Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	35,910	43,822
Minority Interest in Income of Subsidiaries	(178)	(83)
Equity in Earnings of 50% or Less Owned Companies	2,420	6,369
Net Income	$38,152	$50,108

Basic Earnings Per Common Share	$1.57	$2.02
Diluted Earnings Per Common Share	$1.40	$1.80

Weighted Average Common Shares Outstanding:
Basic	24,354,119	24,766,802
Diluted	28,076,516	28,495,296

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Net Cash Provided by Operating Activities	$76,811	$68,295

Cash Flows from Investing Activities:
Purchases of property and equipment	(131,651)	(57,584)
Proceeds from disposition of property, equipment and held for sale assets	48,703	55,162
Purchases of securities	(38,196)	(9,919)
Proceeds from sale of securities	37,255	21,266
Investments in and advances to 50% or less owned companies	(11,582)	(2,550)
Return of investments and advances from 50% or less owned companies	107	—
Proceeds on sale of investments in 50% or less owned companies	—	15,600
Investments in third party notes receivable	(425)	—
Principal payments on third party notes receivable	237	—
Net increase in restricted cash	(11,871)	(16)
Net increase in construction reserve funds and title XI reserve funds	(6,748)	(30,117)
Net decrease in escrow deposits on like kind exchanges	1,514	—
Cash settlements on derivative transactions, net	(1,911)	441
Repayments of (investments in) sales type leases, net	5,464	(2,906)
Business acquisitions, net of cash acquired	(25,235)	—
Net cash used in investing activities	(134,339)	(10,623)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,630)	(13,098)
Common stock acquired for treasury	(65,170)	—
Proceeds and tax benefits from share award plans	3,123	2,515
Dividends paid to minority interest holders, net	(629)	(250)
Net cash used in financing activities	(64,306)	(10,833)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	55	(300)

Net Increase (Decrease) in Cash and Cash Equivalents	(121,779)	46,539
Cash and Cash Equivalents, Beginning of Period	506,966	484,422
Cash and Cash Equivalents, End of Period	$385,187	$530,961

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

The condensed consolidated financial information for the three months ended March 31, 2007 and 2006 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and its cash flows for the three months ended March 31, 2007 and 2006. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries and any references in this Quarterly Report on Form 10-Q to “SEACOR” refer to SEACOR Holdings Inc.

2.                 Business Acquisitions

Waxler Acquisition.  On March 13, 2007, the Company acquired all of the assets and certain liabilities of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as “Waxler”), as well as certain assets from Waxler affiliates.  The acquisition price was $32.5 million, including 202,972 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) valued at $19.1 million based upon the closing price of Common Stock on March 13, 2007 of $94.15 per share, plus additional cash consideration of $13.4 million.  Acquired assets included 14 tank barges and eight towboats.  In addition, the Company assumed leases on two other tank barges.  The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair value, with the excess of purchase price over fair value recorded as goodwill in the amount of $3.7 million.  Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired equipment, identifiable intangible assets and income tax obligations.

Vensea Acquisition.   On January 31, 2007, the Company acquired its partner’s 50% interest in VENSEA Marine, SRL (“Vensea”) for $0.7 million under the terms of a buyout option included in the joint venture’s operating agreement.  Subsequent to the transaction, the Company owns all of the issued and outstanding shares of Vensea, an operator of one offshore marine vessel in Latin America.

EraMed Acquisition.  Effective January 5, 2007, a wholly owned subsidiary of the Company, EraMed LLC (“EraMed”), acquired the air medical business of Keystone Helicopter Corporation for $11.5 million.  The final purchase price is subject to working capital adjustments as defined in the asset purchase agreement.  At the time of acquisition EraMed operated 33 light and medium twin engine helicopters, including four owned, ten leased-in and 19 managed, in support of hospital based air medical programs in the northeastern United States.  The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, resulting in no goodwill being recorded.  Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired equipment and identifiable intangible assets.

RMA Acquisition.  On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”) for $12.5 million. The Company’s purchase price includes cash consideration of $8.0 million, a note payable of $3.5 million and accrued working capital payments of $1.0 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance standards over the period from date of acquisition through September 30, 2012.  Changes to the preliminary fair value analysis recorded upon RMA’s acquisition have been made as a result of additional information becoming available.  Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to identifiable intangible assets.

Purchase Price Allocation.   The following table summarizes the allocation of the purchase prices for the above acquisitions during the three months ended March 31, 2007 (in thousands):

Trade and other receivables	$9,755
Other current assets	1,305
Investments at Equity, and Receivables from 50% or Less Owned Companies	(915)
Property and equipment	39,677
Goodwill	7,154
Intangible Assets	(3,483)
Other assets	4,685
Accounts payable and other current liabilities	(9,648)
Deferred Income Taxes	(4,185)
Purchase price(1)	$44,345

(1)            Purchase price is net of $1.1 million cash acquired, includes acquisition costs totaling $0.7 million and includes issued Common Stock valued at $19.1 million.

3.                 Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures were $131.7 million in the three months ended March 31, 2007. Excluding the acquisition of equipment identified in Note 2 above, equipment deliveries during the period included six offshore services vessels, 35 dry cargo hopper barges, seven deck barges, three helicopters and two harbor tugs.

During the three months ended March 31, 2007, the Company sold seven offshore support vessels, 42 dry cargo hopper barges, three tank barges and other equipment for an aggregate consideration of $48.7 million and recognized net gains of $12.2 million.

Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset, less estimated salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of March 31, 2007, the estimated useful life of each of the Company’s major categories of new equipment is as follows:

Useful lives (in years)
Offshore Marine Vessels	20
Tankers(1)	25
Inland River Towboats and Barges	20
Helicopters	12
Harbor and Offshore Tugs	40

(1)         Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

4.                 Construction Reserve Funds

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve funds with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use.

As of March 31, 2007, construction reserve funds of $338.0 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the three months ended March 31, 2007, construction reserve fund account transactions included deposits of $1.9 million and earned interest of $4.4 million.

5.                 Commitments and Contingencies

The Company’s unfunded capital commitments as of March 31, 2007 consisted primarily of offshore marine vessels, harbor tugs, helicopters, barges and capital improvements to certain of the existing marine transportation fleet and totaled $560.1 million, of which $290.0 million is payable during the remainder of 2007 and the balance payable through 2009.  Of these commitments, approximately $159.3 million may be terminated without further liability other than the payment of liquidated damages of $3.0 million in the aggregate. Subsequent to the end of the quarter the Company committed to purchase additional property and equipment for $26.5 million.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of March 31, 2007, the total amount guaranteed by the Company was $7.5 million.

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U. S. Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such subpoena. SEACOR intends to provide all information requested in response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of the Company acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

Two tankers operated by Marine Transportation Services are currently undergoing a retrofit to a double-hull configuration to enable them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011.  These vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States.  The retrofits are being completed in a foreign shipyard.  In May 2005, the Company received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard, which administers the U.S.-build requirements of the Jones Act.  The determination, which the Company relied upon to commence the retrofit in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade.  On April 25, 2007 Crowley Maritime Corp., another operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the Coast Guard to reverse the NVDC’s May 2005 determination, thereby rendering these two tankers ineligible to operate in the U.S. coastwise trade.  We believe the NVDC’s determination was correct and in accord with the Coast Guard’s long-standing regulations and interpretations.  We intend to assist the NVDC and ultimately the U.S. Coast Guard in defending the May 2005 determination as necessary.

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund, the Merchant Navy Officers Pension Fund (“MNOPF”), based in the United Kingdom.  Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. An actuarial valuation of the MNOPF in 2003 determined there was a funding deficit totaling $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors.   During the three months ended March 31, 2007, the pension fund trustees determined that $49.0 million of the $412.0 million 2003 valuation deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers.  In March 2007, the Company received an invoice for its allocated portion of the 2003 uncollectible deficit in the amount of $0.6 million and correspondingly recognized this expense.  In March 2006, the MNOPF underwent another actuarial valuation and determined that further contributions totaling $296.0 million may be required to ensure the fund would no longer be in a deficit position.  The pension fund trustees are expected to complete the 2006 actuarial process in September 2007 by finalizing the allocation of the deficit to all participating employers.  Depending on the results of the 2006 and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

6.                 Long-Term Debt

As of March 31, 2007, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $298.8 million, net of issued letters of credit of $1.2 million.  In addition, the Company had other outstanding letters of credit totaling $43.3 million with various expiration dates through 2010.

7.                 Stock and Debt Repurchases

During the three months ended March 31, 2007, the Company acquired 700,000 shares of Common Stock for treasury in the amount of $65.2 million. As of March 31, 2007, repurchase authority of $75.0 million granted by SEACOR’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes due 2009, its 5 7/8% Senior Notes due 2012, its 2.875% Convertible Debentures due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

8.                 Earnings Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods.

Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per common share for the three months ended March 31, 2007 excluded 3,000 of certain share awards as the effect of their inclusion in the computation would have been antidilutive.  Diluted earnings per common share for the three months ended March 31, 2006 included all outstanding share awards. Computations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Net Income	Average O/S Shares	Per Share
For the Three Months Ended March 31, 2007
Basic Earnings Per Common Share	$38,152	24,354	$1.57
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	305
Convertible Securities	1,212	3,418
Diluted Earnings Per Common Share	$39,364	28,077	$1.40

For the Three Months Ended March 31, 2006
Basic Earnings Per Common Share	$50,108	24,767	$2.02
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	311
Convertible Securities	1,212	3,417
Diluted Earnings Per Common Share	$51,320	28,495	$1.80

9.                 Comprehensive Income

For the three months ended March 31, 2007 and 2006, total comprehensive income was $37.7 million and $49.4 million, respectively. Other comprehensive income consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

10.          Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the three months ended March 31, 2007:

Director stock awards granted	1,250
Employee Stock Purchase Plan shares issued	12,949
Restricted stock awards granted	120,155
Restricted stock awards cancelled	710
Stock Option Activities:
Options outstanding at December 31, 2006	877,025
Granted	44,100
Exercised	(24,333)
Cancelled	(500)
Options outstanding at March 31, 2007	896,292
Restricted Stock Unit (“RSU”) Activities:
RSU’s outstanding at December 31, 2006	5,102
Granted	1,600
Converted to shares	(1,207)
RSU’s outstanding at March 31, 2007	5,495
Shares available for future grant at March 31, 2007	448,654

11.          New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations. The Company accounts for interest and penalties relating to uncertain tax positions in its income tax provision. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns filed for the years ended December 31, 2005 and 2004.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and  Liabilities—Including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

12.          Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following tables summarize information about the operating results for the Company’s reportable segments (in thousands):

For the Three Months Ended March 31, 2007	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other Activities	Total
Operating Revenues:
External customers	$170,928	$30,556	$26,722	$45,433	$25,564	$11,560	$310,763
Intersegment	—	—	—	—	928	122	1,050
	170,928	30,556	26,722	45,433	26,492	11,682	311,813
Operating expenses	(92,999)	(20,849)	(12,305)	(36,225)	(20,753)	(6,577)	(189,708)
Administrative and general	(13,023)	(1,186)	(877)	(4,521)	(5,301)	(2,185)	(27,093)
Depreciation and amortization	(16,524)	(10,158)	(3,499)	(6,079)	(909)	(1,264)	(38,433)
Gains (Losses) on Asset Dispositions	8,294	—	3,622	227	(16)	30	12,157
Other Income (Expense)	(725)	(4)	(2)	—	(2)	—	(733)
Equity in Earnings of 50% or Less Owned Companies	1,352	—	969	16	21	62	2,420
Reportable Segment Profit (Loss)	$57,303	$(1,641)	$14,630	$(1,149)	$(468)	$1,748	70,423
Corporate							(7,755)
Other Income (Expense) not included above							(5,502)
Equity in Earnings of 50% or Less Owned Companies							(2,420)
Segment Eliminations							6
Income before Taxes, Minority Interest and Equity Earnings							$54,752
Assets:
Equity Investments	$26,361	$—	$53,093	$5,853	$927	$13,050	$99,284
Goodwill	21,421	177	5,164	353	17,873	4,116	49,104
Other Segment Assets	978,933	464,789	290,842	353,060	74,575	86,004	2,248,203
	$1,026,715	$464,966	$349,099	$359,266	$93,375	$103,170	2,396,591
Corporate							874,456
							$3,271,047
For the Three Months Ended March 31, 2006
Operating Revenues:
External customers	$159,845	$37,724	$34,488	$33,454	$27,923	$12,481	$305,915
Intersegment	7	—	—	—	—	403	410
	159,852	37,724	34,488	33,454	27,923	12,884	306,325
Operating expenses	(79,506)	(21,471)	(15,395)	(26,345)	(20,508)	(6,841)	(170,066)
Administrative and general	(11,688)	(964)	(816)	(3,494)	(4,405)	(1,604)	(22,971)
Depreciation and amortization	(23,127)	(10,185)	(3,474)	(4,254)	(733)	(1,259)	(43,032)
Gains on Asset Dispositions	20,552	—	—	325	—	—	20,877
Other Income (Expense)	37	(1)	—	—	(4)	—	32
Equity in Earnings of 50% or Less Owned Companies	6,015	—	—	3	104	247	6,369
Reportable Segment Profit (Loss)	$72,135	$5,103	$14,803	$(311)	$2,377	$3,427	97,534
Corporate							(8,744)
Other Income (Expense) not included above							(13,174)
Equity in Earnings of 50% or Less Owned Companies							(6,369)
Segment Eliminations							6
Income before Taxes, Minority Interest and Equity Earnings							$69,253

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, industry fleet capacity, consolidation of our customer base, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, safety record requirements related to Offshore Marine Services and Aviation Services, changes in foreign and domestic oil and gas exploration and production activity, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality on Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, future phase-out of our single-hull tankers, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, changes in NRC’s OSRO classification, liability in connection with providing spill response services, effects of adverse weather and river conditions and seasonality on Inland River Services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Service’s operations, adequacy of insurance coverage, compliance with government regulation, including environmental laws and regulations, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company and various other matters, many of which are beyond the Company’s control and other factors. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those mentioned under “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of our Form 10-K and “Forward-Looking Statements” in Item 7 of our Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which we incorporate by reference.

Consolidated Results of Operations

The table below provides an analysis of the Company’s consolidated statements of operations for the three months ended March 31, 2007 (“Current Year Quarter”) as compared to the three months ended March 31, 2006 (“Prior Year Quarter”).  Discussions of results of operations by each business segment follow.

	For the Three Months Ended March 31,				Percent Change
	2007		2006		‘07/ ’06
	$’000%		$’000%		%
Operating Revenues:
Offshore Marine Services	170,928	55	159,852	53	7
Marine Transportation Services	30,556	10	37,724	12	(19)
Inland River Services	26,722	9	34,488	11	(23)
Aviation Services	45,433	15	33,454	11	36
Environmental Services	26,492	8	27,923	9	(5)
Other and Eliminations	10,632	3	12,474	4	(15)
	310,763	100	305,915	100	2

Operating Income	60,987	20	82,395	27	(26)
Other income (expense)	(6,235)	(2)	(13,142)	(5)	53
Income before income taxes, minority interest & equity earnings	54,752	18	69,253	22	(21)
Income tax expense	18,842	6	25,431	8	(26)
Income before minority interest & equity earnings	35,910	12	43,822	14	(18)
Minority interest	(178)	—	(83)	—	(114)
Equity earnings	2,420	—	6,369	2	(62)
Net income	38,152	12	50,108	16	(24)

Offshore Marine Services

	For the Three Months Ended March 31,				Percent Change
	2007		2006		‘07/ ’06
	$’000%		$’000%		%
Operating Revenues:
United States	90,891	53	86,679	54	5
Africa, primarily West Africa	40,570	24	36,814	23	10
United Kingdom, primarily North Sea	16,631	10	13,984	9	19
Middle East	10,658	6	6,749	4	58
Asia	7,508	4	9,538	6	(21)
Mexico, Central and South America	4,670	3	6,088	4	(23)
Total Foreign	80,037	47	73,173	46	9
	170,928	100	159,852	100	7
Operating Income	56,676	33	66,083	41	(14)

Operating Revenues.   Operating revenues increased $11.1 million in the Current Year Quarter compared to the Prior Year Quarter.  Overall average day rates increased by 40% from $8,006 per day to $11,209 per day. Utilization decreased from 85% to 79% primarily due to higher levels of activity in the U. S. Gulf of Mexico in the Prior Year Quarter to support the reconstruction of offshore installations damaged in the 2005 hurricane season.  Improvements in day rates contributed additional operating revenues of $37.5 million while the decline in fleet utilization and net fleet dispositions decreased operating revenues by $11.1 million and $18.5 million, respectively.  In addition, operating revenues increased as a result of favorable changes in currency exchange rates, less mobilization activity and additional other marine services.

Operating Income.   Operating income for the Current Year Quarter included $8.3 million in gains on asset dispositions compared to gains of $20.4 million in the Prior Year Quarter. Excluding the impact of these gains, operating income increased from $45.6 million in the Prior Year Quarter to $48.3 million in the Current Year Quarter. The increases in operating revenues discussed above were offset by higher operating expenses, primarily in crew wages and benefits, repairs and maintenance and dry dockings.  A tight labor market throughout 2006 leading to higher crew wage rates in all regions and a greater number of dry dockings in the Current Year Quarter were significant drivers of this increased cost.  Depreciation expense decreased by $6.6 million compared to the Prior Year Quarter, primarily due to the reduction in overall fleet size and vessels reaching the end of their depreciable lives.

Fleet Count.   The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2007:
Anchor handling towing supply	18	2	2	—	22
Crew	59	2	23	—	84
Mini-supply	17	—	5	1	23
Standby safety	21	1	—	5	27
Supply	12	—	11	—	23
Towing supply	28	9	—	—	37
Other	11	2	—	—	13
	166	16	41	6	229
2006:
Anchor handling towing supply	21	3	2	—	26
Crew	72	2	23	—	97
Mini-supply	20	1	7	1	29
Standby safety	21	1	—	5	27
Supply	28	—	8	—	36
Towing supply	29	12	3	—	44
Other	13	2	—	—	15
	204	21	43	6	274

(1)    Excludes two vessels removed from service as of March 31, 2006.

Operating Data.   The table below sets forth average rates per day worked, utilization and available days data for our fleet during the periods indicated. The rate per day worked for any group of vessels with respect to any period is the ratio of total time charter revenue of such vessels to the aggregate number of days worked by such vessels in the period. Utilization for any group of vessels in a stated period is the ratio of aggregate number of days worked by such vessels to total calendar days available for work in such period. Available days for a group of vessels represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

	For the Three Months Ended March 31,
	2007	2006
Rates Per Day Worked:
Anchor handling towing supply	$32,673	$17,202
Crew	6,395	5,481
Mini-supply	6,797	4,867
Standby safety	9,514	8,025
Supply	12,931	10,893
Towing supply	10,143	8,266
Other	10,103	7,537

Overall Average Rates Per Day Worked	$11,209	$8,006

Utilization:
Anchor handling towing supply	88%	89%
Crew	75%	86%
Mini-supply	60%	90%
Standby safety	92%	91%
Supply	87%	74%
Towing supply	84%	93%
Other	80%	75%

Overall Fleet Utilization	79%	85%

Available Days:
Anchor handling towing supply	1,800	2,143
Crew	7,180	8,415
Mini-supply	1,994	2,492
Standby safety	1,890	1,890
Supply	2,160	3,490
Towing supply	2,631	2,960
Other	1,029	1,258
Overall Fleet Available Days	18,684	22,648

Marine Transportation Services

	For the Three Months Ended March 31,				Percent Change
	2007		2006		‘07 /’06
	$’000%		$’000%		%
Operating Revenues:
U.S. only	30,556	100	37,724	100	(19)
Operating Income (Loss)	(1,637)	(5)	5,104	14	(132)

Operating Revenues.   Operating revenues decreased $7.2 million in the Current Year Quarter compared to the Prior Year Quarter.  The decrease in operating revenues was primarily due to increased off-hire time, the conversion of one vessel from time charter to a multi-year bareboat charter and lower demurrage revenue due to fewer vessels operating in the spot market.  Vessels that were operating on time charter in both periods experienced higher operating revenues as a result of increased day rates.

During the Current Year Quarter, two vessels were undergoing a retrofit to a double-hull configuration, one of which was off-hire for the entire quarter while the other was off-hire beginning in early March.  One of these vessels is expected to return to service in May, and the other is expected to return in September.  The off-hire time for these two vessels accounted for 53% of the decrease in operating revenues in the Current Year Quarter.  Furthermore, one other vessel was off-hire while undergoing survey and repairs prior to commencing a multi-year bareboat charter.  The off-hire time coupled with its conversion from time charter to bareboat charter accounted for 32% of the decrease in operating revenues in the Current Year Quarter.

Operating Income.   Operating income was adversely affected as a result of the reduction in operating revenues noted above and higher docking expenditures.

Fleet Count.   As of March 31, 2007, Marine Transportation Services owned ten Jones Act U.S.-flag product tankers and operated nine in the domestic coastwise trade.  One of the vessels ceased operations near the end of the Current Year Quarter having reached its OPA 90 mandated retirement date.  The Company is evaluating its commercial options for this vessel.

Inland River Services

	For the Three Months Ended March 31,				Percent Change
	2007		2006		‘07 /’06
	$’000%		$’000%		%
Operating Revenues:
U.S. only	26,722	100	34,488	100	(23)
Operating Income	13,663	51	14,803	43	(8)

Operating Revenues.   Operating revenues decreased $7.8 million in the Current Year Quarter compared to the Prior Year Quarter mainly due to a reduction in fleet size, primarily as a consequence of the return of 180 barges previously on a bareboat charter-in agreement and the contribution of 22 tank barges to a joint venture.

Operating Income.   Operating income decreased $1.1 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to the reduction in fleet size noted above, partially offset by gains on asset dispositions in the Current Year Quarter.

Fleet Count.   The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2007:
Dry Cargo Barges-Open	271	25	5	10	311
Dry Cargo Barges-Covered	521	106	2	154	783
Chemical Tank Barges	53	22	2	—	77
Deck Barges	14	—	—	—	14
Towboats	15	—	—	—	15
	874	153	9	164	1,200
2006:
Dry Cargo Barges-Open	293	—	5	5	303
Dry Cargo Barges-Covered	471	—	182	184	837
Chemical Tank Barges	44	—	—	—	44
Deck Barges	—	—	—	—	—
Towboats	7	—	—	—	7
	815	—	187	189	1,191

Aviation Services

	For the Three Months Ended March 31,				Percent Change
	2007		2006		’07 / ’06
	$’000%		$’000%		%
Operating Revenues:
U.S.	42,396	93	32,846	98	29
Foreign	3,037	7	608	2	400
	45,433	100	33,454	100	36
Operating Loss	(1,165)	(3)	(314)	(1)	(271)

Operating Revenues.   Operating revenues increased $12.0 million in the Current Year Quarter compared to the Prior Year Quarter. The change in operating revenues was primarily due to the acquisition of an air medical services business (“EraMed”), the increased size of the fleet and an overall increase in rates in the U.S. Gulf of Mexico.  The increase in operating revenues in the Current Year Quarter was partially offset by $2.1 million of non-recurring hurricane related revenues in the Prior Year Quarter.

Operating Loss.   Operating loss increased $0.9 million in the Current Year Quarter compared to the Prior Year Quarter. Higher operating revenues were offset by increased wage and benefit costs and higher repair and maintenance costs for overhauls of major components primarily due to more aircraft participating in “power by the hour” programs.  Depreciation expense was higher as a result of new equipment deliveries replacing older equipment together with the impact of EraMed.  General and administrative expenses were also higher primarily due to EraMed.

Fleet Count.   At March 31, 2007, Aviation Services operated 37 aircraft in its air medical services business and had 15 aircraft operating under leases to third parties.  The composition of Aviation Services’ fleet as of March 31 was as follows:

	Owned (1)	Leased-in	Managed	Total
2007:
Light Helicopters	72	20	15	107
Medium Helicopters	40	3	6	49
Heavy Helicopters	3	—	—	3
	115	23	21	159
2006:
Light Helicopters	56	14	—	70
Medium Helicopters	36	—	—	36
Heavy Helicopters	3	—	—	3
	95	14	—	109

(1)         Excludes 4 and 15 helicopters removed from service as of March 31, 2007 and 2006, respectively.

Environmental Services

	For the Three Months Ended March 31,				Percent Change
	2007		2006		’07 / ’06
	$’000%		$’000%		%
Operating Revenues:
U.S.	19,103	72	22,809	82	(16)
Foreign	7,389	28	5,114	18	44
	26,492	100	27,923	100	(5)
Operating Income (Loss)	(487)	(2)	2,277	8	(121)

Operating Revenues.   Operating revenues in the Current Year Quarter decreased $1.4 million compared to the Prior Year Quarter.  In the Prior Year Quarter, revenues from spill response activities were $2.4 million higher largely due to the continuation of services begun in the aftermath of the 2005 hurricanes.  Operating revenues from retainer activities was $0.6 million lower in the Current Year Quarter primarily due to the loss of a major facility client.  Operating revenues for project management and consulting activities increased $1.6 million primarily due to an expansion of services internationally and increased project and professional service activities in the United States.

Operating Income (Loss).   Operating loss in the Current Year Quarter was $0.5 million compared to operating income of $2.3 million in the Prior Year Quarter primarily due to lower operating revenues described above and increased operating expenses and general and administrative costs.

Other Operating Income and Corporate Expenses

	For the Three Months Ended March 31,		Percent Change
	2007	2006	‘07/’06
	$’000	$’000%
Harbor and Offshore Towing Services	1,698	3,180	(47)
Corporate expense	(7,755)	(8,744)	11
Other	(6)	6	(200)
	(6,063)	(5,558)	(9)

Harbor and Offshore Towing Services.   Operating income decreased $1.5 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to two ports experiencing lower demand for drill rig, bulk carrier and miscellaneous spot work in the Current Year Quarter.  Additionally, operating income was negatively impacted by higher repair and maintenance costs for facility repairs at one port.  As of March 31, 2007, Harbor and Offshore Towing Services operated 28 tugs.

Corporate Expenses.   Corporate expenses decreased $1.0 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to lower legal and professional fees.

Other Income (Expense)

	For the Three Months Ended March 31,		Percent Change
	2007	2006	‘07/’06
	$’000	$’000%
Interest income	12,224	7,136	71
Interest expense	(13,268)	(14,068)	6
Derivative transaction gains (losses), net	130	(2,812)	105
Foreign currency transaction gains (losses), net	(590)	159	(471)
Marketable security transaction losses, net	(4,688)	(3,585)	(31)
Other, net	(43)	28	(254)
	(6,235)	(13,142)	53

Interest income increased in the Current Year Quarter compared to the Prior Year Quarter primarily due to higher interest rates.

Derivative transaction gains (losses), net in the Current Year Quarter include gains on an interest rate swap assumed as part of the merger with Seabulk International, Inc. (“Seabulk”) partially offset by losses on various futures and options transactions. Derivative transaction gains (losses), net in the Prior Year Quarter included losses on the interest rate swap assumed as part of the merger with Seabulk, partially offset by gains on various futures and options transactions.

Equity in Earnings of 50% or Less Owned Companies

Equity earnings were $2.4 million in the Current Year Quarter compared to $6.4 million in the Prior Year Quarter.  The Prior Year Quarter included a gain of $4.5 million, net of tax, on the sale of the Company’s 40% interest in a Mexican joint venture.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase its Common Stock or purchase other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of Common Stock, preferred stock, or a combination thereof.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2007	2006
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	76,811	68,295
Investing Activities	(134,339)	(10,623)
Financing Activities	(64,306)	(10,833)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	55	(300)
Net Increase (Decrease) in Cash and Cash Equivalents	(121,779)	46,539

Operating Activities

Cash flows provided by operating activities increased in the Current Year Quarter primarily due to decreases in working capital.

Investing Activities

Cash flows used in investing activities increased in the Current Year Quarter compared to the Prior Year Quarter primarily from increased capital expenditures, increased net investments in business acquisitions and joint ventures,  increased purchases of securities and decreased proceeds from sales of assets.  These additional uses of cash were partially offset by increased proceeds from sales of securities.  Capital expenditures aggregated $131.7 million in the Current Year Quarter. Also in the Current Year Quarter, the Company sold seven offshore support vessels, 42 dry cargo hopper barges, three tank barges and other equipment for an aggregate consideration of $48.7 million and recognized net gains of $12.2 million.

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve funds with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S. flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use.

As of March 31, 2007, construction reserve funds of $338.0 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Year Quarter construction reserve fund account transactions included deposits of $1.9 million and earned interest of $4.4 million.

The Company’s unfunded capital commitments as of March 31, 2007 consisted primarily of offshore marine vessels, harbor tugs, helicopters, barges and capital improvements to certain of the existing marine transportation fleet and totaled $560.1 million, of which $290.0 million is payable during the remainder of 2007 and the balance payable through 2009.  Of these commitments, approximately $159.3 million may be terminated without further liability other than the payment of liquidated damages of $3.0 million in the aggregate. Subsequent to the end of the quarter, the Company committed to purchase additional property and equipment for $26.5 million.

Financing Activities

Cash flows used in financing activities increased in the Current Year Quarter compared to the Prior Year Quarter primarily due to increased repurchases of Common Stock partially offset by lower payments on long-term debt and capital lease obligations.

During the Current Year Quarter the Company acquired 700,000 shares of Common Stock for treasury in the amount of $65.2 million. As of March 31, 2007, repurchase authority of $75.0 million granted by SEACOR’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes due 2009, its 5 7/8% Senior Notes due 2012, its 2.875% Convertible Debentures due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

During the Current Year Quarter, the Company made principal payments on long-term debt and capital lease obligations of $1.6 million.

As of March 31, 2007, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $298.8 million, net of issued letters of credit of $1.2 million.  In addition, the Company had other outstanding letters of credit totaling $43.3 million with various expiration dates through 2010.

Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements and contribute toward defraying costs of its capital expenditure program. As in the past and in further support of the Company’s capital expenditure program, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

The Company’s long-term liquidity is dependent upon its ability to generate operating profits sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders’ investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity or off-balance sheet financing arrangements.

Contingencies

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company’s potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U. S. Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such subpoena. SEACOR intends to provide all information requested in response to this investigation.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of the Company, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

Two tankers operated by Marine Transportation Services are currently undergoing a retrofit to a double-hull configuration to enable them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011.  These vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States.  The retrofits are being completed in a foreign shipyard.  In May 2005, the Company received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard, which administers the U.S.-build requirements of the Jones Act.  The determination, which the Company relied upon to commence the retrofit in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade.  On April 25, 2007 Crowley Maritime Corp., another operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the Coast Guard to reverse the NVDC’s May 2005 determination, thereby rendering these two tankers ineligible to operate in the U.S. coastwise trade.  We believe the NVDC’s determination was correct and in accord with the Coast Guard’s long-standing regulations and interpretations.  We intend to assist the NVDC and ultimately the U.S. Coast Guard in defending the May 2005 determination as necessary.

Certain subsidiaries of the Company were previously participating employers in an industry-wide, multi-employer, defined benefit pension fund, the Merchant Navy Officers Pension Fund (“MNOPF”), based in the United Kingdom.  Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. An actuarial valuation of the MNOPF in 2003 determined there was a funding deficit totaling $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors.   During the three months ended March 31, 2007, the pension fund trustees determined that $49.0 million of the $412.0 million 2003 valuation deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers.  In March 2007, the Company received an invoice for its allocated portion of the 2003 uncollectible deficit in the amount of $0.6 million and correspondingly recognized this expense.  In March 2006, the MNOPF underwent another actuarial valuation and determined that further contributions totaling $296.0 million may be required to ensure the fund would no longer be in a deficit position.  The pension fund trustees are expected to complete the 2006 actuarial process in September 2007 by finalizing the allocation of the deficit to all participating employers.  Depending on the results of the 2006 and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations. The Company accounts for interest and penalties relating to uncertain tax positions in its income tax provision. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns filed for the years ended December 31, 2005 and 2004.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and  Liabilities—Including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter except as described below.

As of March 31, 2007, the Company held positions in short sales of marketable equity securities with a fair value of $82.6 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of March 31, 2007 would reduce income and comprehensive income by $5.4 million, net of tax. Additionally, a certain joint venture, of which the Company owns a 50% interest, held positions in short sales of marketable equity securities with a fair value of $26.7 million as of March 31, 2007.  The joint venture’s short sales of marketable equity securities are positions in the transportation business.  A 10% increase in the value of the equity securities underlying the short sale positions of the joint venture as of March 31, 2007 would reduce the Company’s income and comprehensive income by $0.9 million, net of tax.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to British Pounds Sterling, Euros, Japanese Yen, Indian Rupees, South African Rand and Singapore Dollars.  These contracts enable the Company to buy these currencies in the future at fixed exchange rates which could offset possible consequences of changes in foreign currency exchange rates of the Company’s business transactions conducted in Europe, the Middle East, the Far East and Africa.  Certain of the foreign currency forward contracts with a notional value of €72.3 million have been designated as fair value hedges for capital commitments. During the Current Year Quarter the Company recognized net derivative transaction gains of $0.2 million and reduced its capital commitment obligations by $1.3 million as a result of these foreign currency forward contracts.

ITEM 4.                    CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)
January 1 — 31, 2007	—	N/A	—	$75,000,000
February 1 — 28, 2007	—	N/A	—	$75,000,000
March 1 — 31, 2007	700,000	$93.10	700,000	$75,000,000
Total	700,000		700,000

(1)         Beginning in February 1997 and increased at various times through March 2007, the Board of Directors authorized the repurchase of $522.6 million of Common Stock, debt or combination thereof. Through March 31, 2007, the Company has repurchased $369.4 million and $78.2 million of Common Stock and debt, respectively.

(2)         On March 20, 2007, the Company’s Board of Directors increased the repurchase authority to $75.0 million.

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

SEACOR Holdings Inc. (Registrant)

DATE: May 7, 2007	By:	/s/ Charles Fabrikant
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 7, 2007	By:	/s/ Richard Ryan
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.