Form 10-Q
period 2007-06-30
SEACOR HOLDINGS INC /NEW/
filed 2007-08-06
CIK 859598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007           or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes  ☐  No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of August 1, 2007 was 23,560,090. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$503,288	$506,966
Restricted cash	54,680	41,951
Available-for-sale securities	19,184	28,547
Receivables:
Trade, net of allowance for doubtful accounts of $4,849 and $4,848 in 2007 and 2006, respectively	263,211	264,090
Other	28,948	48,866
Inventories	28,471	22,670
Deferred income taxes	13,256	13,256
Prepaid expenses and other	13,754	12,023
Total current assets	924,792	938,369
Investments, at Equity, and Receivables from 50% or Less Owned Companies	136,331	76,218
Property and Equipment	2,345,711	2,213,245
Less accumulated depreciation	(490,070)	(443,035)
Net property and equipment	1,855,641	1,770,210
Construction Reserve Funds & Title XI Reserve Funds	344,465	348,261
Goodwill	49,040	41,950
Intangible Assets	32,830	38,631
Other Assets, net of allowance for doubtful accounts of $1,734 and $2,055 in 2007 and 2006, respectively	28,699	39,343
	$3,371,798	$3,252,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,429	$9,218
Current portion of capital lease obligations	2,978	2,490
Accounts payable and accrued expenses	86,118	88,868
Other current liabilities	254,778	194,933
Total current liabilities	353,303	295,509
Long-Term Debt	934,489	940,891
Capital Lease Obligations	9,269	20,112
Deferred Income Taxes	373,931	358,734
Deferred Gains and Other Liabilities	96,470	73,764
Minority Interest in Subsidiaries	7,193	6,894
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,110,490 and 31,745,583 shares issued in 2007 and 2006, respectively	321	317
Additional paid-in capital	899,016	871,914
Retained earnings	1,059,794	956,376
Less 8,215,505 and 7,226,784 shares held in treasury in 2007 and 2006, respectively, at cost	(366,365)	(274,490)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,428	1,009
Unrealized gain on available-for-sale securities	2,949	1,952
Total stockholders’ equity	1,597,143	1,557,078
	$3,371,798	$3,252,982

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Revenues	$325,454	$330,986	$636,217	$636,901
Costs and Expenses:
Operating expenses	198,818	187,149	387,476	356,793
Administrative and general	33,937	32,865	68,337	64,358
Depreciation and amortization	38,055	42,318	76,930	85,578
	270,810	262,332	532,743	506,729
Gains on Asset Dispositions and Impairments, Net	42,540	24,089	54,697	44,966
Operating Income	97,184	92,743	158,171	175,138
Other Income (Expense):
Interest income	11,456	9,086	23,680	16,222
Interest expense	(12,108)	(12,847)	(25,376)	(26,915)
Derivative transaction gains (losses), net	(254)	3,084	(124)	272
Foreign currency transaction gains (losses), net	460	1,217	(130)	1,376
Marketable security transaction losses, net	(9,430)	(3,341)	(14,118)	(6,926)
Other, net	639	595	596	623
	(9,237)	(2,206)	(15,472)	(15,348)
Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	87,947	90,537	142,699	159,790
Income Tax Expense	30,206	33,703	49,048	59,134
Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	57,741	56,834	93,651	100,656
Minority Interest in Income of Subsidiaries	(304)	(104)	(482)	(187)
Equity in Earnings of 50% or Less Owned Companies	7,829	6,031	10,249	12,400
Net Income	$65,266	$62,761	$103,418	$112,869
Basic Earnings Per Common Share	$2.73	$2.52	$4.29	$4.55
Diluted Earnings Per Common Share	$2.41	$2.24	$3.80	$4.04
Weighted Average Common Shares Outstanding:
Basic	23,885,550	24,868,508	24,118,540	24,827,685
Diluted	27,581,958	28,568,267	27,832,382	28,541,772

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Net Cash Provided by Operating Activities	$165,383	$135,744
Cash Flows from Investing Activities:
Purchases of property and equipment	(235,516)	(149,461)
Proceeds from disposition of property, equipment and held for sale assets	196,763	138,739
Purchases of securities	(40,153)	(23,543)
Proceeds from sale of securities	52,676	40,499
Investments in and advances to 50% or less owned companies	(26,646)	(5,937)
Return of investments and advances from 50% or less owned companies	5,333	—
Proceeds on sale of investments in 50% or less owned companies	—	15,600
Principal payments on notes receivable from 50% or less owned companies	107	—
Principal payments on (investments in) third party notes receivable, net	783	—
Net (increase) decrease in restricted cash	(12,729)	9,657
Net (increase) decrease in construction reserve funds and title XI reserve funds	3,796	(62,952)
Net decrease in escrow deposits on like kind exchanges	7,672	—
Cash settlements on derivative transactions, net	2,434	4,721
Repayments of (investments in) sales type leases, net	5,508	(5,316)
Business acquisitions, net of cash acquired	(25,364)	(34)
Net cash used in investing activities	(65,336)	(38,027)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(15,578)	(22,497)
Common stock acquired for treasury	(92,096)	(25,763)
Proceeds and tax benefits from share award plans	3,520	6,245
Dividends paid to minority interest holders, net	(184)	(279)
Net cash used in financing activities	(104,338)	(42,294)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	613	677
Net Increase (Decrease) in Cash and Cash Equivalents	(3,678)	56,100
Cash and Cash Equivalents, Beginning of Period	506,966	484,422
Cash and Cash Equivalents, End of Period	$503,288	$540,522

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

The condensed consolidated financial information for each of the three and six months ended June 30, 2007 and 2006 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of June 30, 2007, its results of operations for each of the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Vensea Acquisition.   On January 31, 2007, the Company acquired its partner’s 50% interest in VENSEA Marine, SRL (“Vensea”), an owner of one offshore marine vessel in Latin America, for $0.7 million under the terms of a buyout option included in the joint venture’s operating agreement. Subsequent to the transaction, the Company owns all of the issued and outstanding shares of Vensea.

EraMed Acquisition.   Effective January 5, 2007, a wholly owned subsidiary of the Company, EraMed LLC (“EraMed”), acquired the air medical business of Keystone Helicopter Corporation for $11.5 million. The final purchase price is subject to working capital adjustments as defined in the asset purchase agreement. At the time of acquisition, EraMed operated 33 light and medium twin engine helicopters, including four owned, ten leased-in and 19 managed, in support of hospital based air medical programs in the northeastern United States. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, resulting in no goodwill being recorded. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired equipment and identifiable intangible assets.

RMA Acquisition.   On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”) for $12.5 million. The Company’s purchase price includes cash consideration of $8.0 million, a note payable of $3.5 million and accrued working capital payments of $1.0 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance standards over the period from date of acquisition through September 30, 2012. During the six months ended June 30, 2007, the Company completed its fair value analysis for the acquisition which resulted in goodwill in the amount of $3.4 million.

Purchase Price Allocation.   The following table summarizes the allocation of the purchase prices for the above acquisitions during the six months ended June 30, 2007 (in thousands):

Trade and other receivables	$9,484
Other current assets	1,305
Investments at Equity, and Receivables from 50% or Less Owned Companies	(915)
Property and Equipment	40,239
Goodwill	7,090
Intangible Assets	(3,419)
Other Assets	4,697
Accounts payable and other current liabilities	(9,822)
Deferred Income Taxes	(4,185)
Purchase price(1)	$44,474

(1)                Purchase price is net of $1.1 million cash acquired, includes acquisition costs totaling $0.9 million and includes issued Common Stock valued at $19.1 million.

3.                 Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures were $235.5 million during the six months ended June 30, 2007. Excluding the acquisition of equipment identified in Note 2 above, equipment deliveries during the period included six offshore services vessels, 35 dry cargo hopper barges, 15 deck barges, eleven helicopters and three harbor tugs.

During the six months ended June 30, 2007, the Company sold 22 offshore support vessels, 105 dry cargo hopper barges, three tank barges, four helicopters, construction contracts and other equipment for an aggregate consideration of $196.8 million and recognized net gains of $54.7 million.

Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset, less estimated salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. In addition, the Company has retrofitted one and is in the process of retrofitting a second of its tankers with double-hulls to extend their useful lives beyond their original Oil Pollution Act 1990 (“OPA 90”) mandated retirement dates. As of June 30, 2007, the estimated useful lives (in years) of each of the Company’s major categories of new equipment are as follows:

Offshore Marine Vessels	20
Tankers(1)	25
Inland River Towboats and Barges	20 - 25
Helicopters	12
Harbor and Offshore Tugs	40

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

As of June 30, 2007, construction reserve funds of $327.3 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the six months ended June 30, 2007, construction reserve fund account transactions included withdrawals of $35.3 million, deposits of $21.5 million and earned interest of $9.4 million.

5.                 Commitments and Contingencies

The Company’s unfunded capital commitments as of June 30, 2007 consisted primarily of marine service vessels, harbor tugs, helicopters, barges and capital improvements to certain of its existing marine transportation fleet and totaled $516.4 million, of which $178.8 million is payable during the remainder of 2007 and the balance payable through 2010. Of these commitments, approximately $152.4 million may be terminated without further liability other than the payment of liquidated damages of $2.5 million in the aggregate. Subsequent to June 30, 2007, the Company committed to purchase additional property and equipment for $102.5 million and reduced other unfunded capital commitments by $12.3 million through the sale of certain purchase contracts.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under a banking facility and a performance guarantee. As of June 30, 2007, the total amount guaranteed by the Company was $7.2 million.

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

Marine Transportation Services has had one of its tankers retrofitted to a double-hull configuration and has another tanker currently undergoing such a retrofit to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work has been and is being completed in a foreign shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard, which administers the U.S. build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofit in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., another operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the Coast Guard to reverse the NVDC’s May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S. coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC’s determination and direct the Coast Guard to revoke the coastwise license of the tanker whose retrofit has been completed. We believe the NVDC’s determination was correct and in accord with the Coast Guard’s long-standing regulations and interpretations. We have filed an unopposed motion to intervene in the action in which we intend to assist the Coast Guard in defending the NVDC’s determination.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the Merchant Navy Officers Pension Fund (“MNOPF”), based in the United Kingdom. Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors.  An actuarial valuation of the MNOPF in 2003 determined there was a funding deficit totaling $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million 2003 valuation deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers. In March 2007, the Company received an invoice for its allocated portion of the 2003 uncollectible deficit in the amount of $0.6 million and correspondingly recognized this expense. In March 2006, the MNOPF underwent another actuarial valuation and determined that further contributions totaling $296.0 million may be required to ensure the fund would no longer be in a deficit position. The pension fund trustees are expected to complete the 2006 actuarial process in September 2007 by finalizing the allocation of the deficit to all participating employers. Depending on the results of the 2006 and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

6.                 Long-Term Debt

As of June 30, 2007, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $298.6 million, net of issued letters of credit of $1.4 million. In addition, the Company had other outstanding letters of credit totaling $43.3 million with various expiration dates through 2010. On July 3, 2007, the unsecured revolving credit facility was amended to increase availability thereunder by $150.0 million, bringing the maximum available borrowing to $450.0 million.

7.                 Stock and Debt Repurchases

During the six months ended June 30, 2007, the Company acquired 993,080 shares of Common Stock for treasury for an aggregate purchase price of $92.1 million. As of June 30, 2007, repurchase authority of $48.1 million granted by SEACOR’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, its 2.875% Convertible Debentures due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Subsequent to June 30, 2007, the Company acquired 346,600 shares of Common Stock for treasury for an aggregate purchase price of $30.7 million.  On July 31, 2007, SEACOR’s Board of Directors increased the repurchase authority to $100.0 million, of which $99.8 million remained available as of August 3, 2007.

8.                 Earnings Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per common share for the three and six months ended June 30, 2007 excluded 235,020 of certain share awards as the effect of their inclusion in the computation would have been antidilutive. Diluted earnings per common share for the three and six months ended June 30, 2006 excluded 56,875 and 89,875, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. Computations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2007
Basic Earnings Per Common Share	$65,266	23,886	$2.73	$103,418	24,119	$4.29
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	278		—	295
Convertible Securities	1,212	3,418		2,425	3,418
Diluted Earnings Per Common Share	$66,478	27,582	$2.41	$105,843	27,832	$3.80
2006
Basic Earnings Per Common Share	$62,761	24,869	$2.52	$112,869	24,828	$4.55
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	281		—	296
Convertible Securities	1,212	3,418		2,425	3,418
Diluted Earnings Per Common Share	$63,973	28,568	$2.24	$115,294	28,542	$4.04

9.                 Comprehensive Income

For the three months ended June 30, 2007 and 2006, total comprehensive income was $67.1 million and $63.0 million, respectively. For the six months ended June 30, 2007 and 2006, total comprehensive income was $104.8 million and $112.3 million, respectively. Other comprehensive income consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

10.          Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the six months ended June 30, 2007:

Director stock awards granted	2,500
Employee Stock Purchase Plan shares issued	12,949
Restricted stock awards granted	125,655
Restricted stock awards cancelled	8,590
Restricted Stock Unit (“RSU”) Activities:
RSU’s outstanding at December 31, 2006	5,102
Granted	1,600
Converted to shares	(1,207)
RSU’s outstanding at June 30, 2007	5,495
Stock Option Activities:
Options outstanding at December 31, 2006	877,025
Granted	118,200
Exercised	(32,573)
Cancelled	(6,500)
Options outstanding at June 30, 2007	956,152
Shares available for future grant at June 30, 2007(1)	1,218,418

(1)                The 2007 Share Incentive Plan was approved by the Company’s shareholders on May 17, 2007 with 1,000,000 shares being made available for stock awards. Upon approval of the new plan, no further grants will be made under any of the prior plans, but awards made prior to adoption (including the Company’s commitments as of June 30, 2007 to grant 82,200 stock options to certain officers and key employees in installments during 2007) remain unaffected.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

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

12.          Segment Information

Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following tables summarize the operating results and assets of the Company’s reportable segments. Certain reclassifications of prior period information have been made to conform to the current period’s segment presentation.

	Offshore	Marine	Inland				Corporate
	Marine	Transportation	River	Aviation	Environmental		and
	Services	Services	Services	Services	Services	Other	Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Three Months Ended June 30, 2007
Operating Revenues:
External customers	171,230	25,924	28,020	55,861	31,718	12,701	—	325,454
Intersegment	212	—	—	—	450	41	(703)	—
	171,442	25,924	28,020	55,861	32,168	12,742	(703)	325,454
Costs and Expenses:
Operating expenses	88,596	22,865	13,056	41,212	23,605	10,177	(693)	198,818
Administrative and general	11,893	1,236	2,101	4,439	4,323	2,206	7,739	33,937
Depreciation and amortization	14,515	9,790	4,332	6,601	1,100	1,264	453	38,055
	115,004	33,891	19,489	52,252	29,028	13,647	7,499	270,810
Gains (Losses) on Asset Dispositions	38,546	—	2,622	1,505	(133)	—	—	42,540
Operating Income (Loss)	94,984	(7,967)	11,153	5,114	3,007	(905)	(8,202)	97,184
Other Income (Expense):
Foreign currency transaction gains (losses), net	(365)	13	—	(1)	80	(1)	734	460
Other, net	19	—	138	474	(1)	118	(109)	639
Equity in Earnings (Losses) of 50% or Less Owned Companies	5,529	—	2,311	17	126	(154)	—	7,829
Segment Profit (Loss)	100,167	(7,954)	13,602	5,604	3,212	(942)
Other Income (Expense) not included in Segment Profit (Loss)								(10,336)
Less Equity Earnings included in Segment Profit (Loss)								(7,829)
Income Before Taxes, Minority Interest and Equity Earnings								87,947
For the Six Months Ended June 30, 2007
Operating Revenues:
External customers	342,158	56,480	54,742	101,294	57,282	24,261	—	636,217
Intersegment	212	—	—	—	1,378	163	(1,753)	—
	342,370	56,480	54,742	101,294	58,660	24,424	(1,753)	636,217
Costs and Expenses:
Operating expenses	181,595	43,714	25,361	77,437	44,358	16,754	(1,743)	387,476
Administrative and general	24,916	2,422	2,978	8,960	9,624	4,391	15,046	68,337
Depreciation and amortization	31,039	19,948	7,831	12,680	2,009	2,528	895	76,930
	237,550	66,084	36,170	99,077	55,991	23,673	14,198	532,743
Gains (Losses) on Asset Dispositions	46,840	—	6,244	1,732	(149)	30	—	54,697
Operating Income (Loss)	151,660	(9,604)	24,816	3,949	2,520	781	(15,951)	158,171
Other Income (Expense):
Foreign currency transaction gains (losses), net	(1,072)	9	—	(1)	78	(1)	857	(130)
Other, net	1	—	136	474	(1)	118	(132)	596
Equity in Earnings (Losses) of 50% or Less Owned Companies	6,881	—	3,280	33	147	(92)	—	10,249
Segment Profit (Loss)	157,470	(9,595)	28,232	4,455	2,744	806
Other Income (Expense) not included in Segment Profit (Loss)								(15,938)
Less Equity Earnings included in Segment Profit (Loss)								(10,249)
Income Before Taxes, Minority Interest and Equity Earnings								142,699
Assets as of June 30, 2007
Equity Investments	28,560	—	82,276	11,438	1,245	12,812	—	136,331
Goodwill	21,421	177	5,164	352	17,809	4,117	—	49,040
Other Segment Assets	964,333	453,632	269,032	379,180	72,791	86,296	961,163	3,186,427
	1,014,314	453,809	356,472	390,970	91,845	103,225	961,163	3,371,798

	Offshore	Marine	Inland				Corporate
	Marine	Transportation	River	Aviation	Environmental		and
	Services	Services	Services	Services	Services	Other	Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Three Months Ended June 30, 2006
Operating Revenues:
External customers	168,281	37,446	36,339	39,595	36,946	12,379	—	330,986
Intersegment	4	—	—	308	—	(223)	(89)
	168,285	37,446	36,339	39,903	36,946	12,156	(89)	330,986
Costs and Expenses:
Operating expenses	86,695	18,064	18,649	29,137	26,345	8,336	(77)	187,149
Administrative and general	11,470	1,049	829	4,158	5,156	1,853	8,350	32,865
Depreciation and amortization	21,793	10,162	3,267	4,591	741	1,275	489	42,318
	119,958	29,275	22,745	37,886	32,242	11,464	8,762	262,332
Gains (Losses) on Asset Dispositions	22,489	—	—	1,818	(215)	—	(3)	24,089
Operating Income (Loss)	70,816	8,171	13,594	3,835	4,489	692	(8,854)	92,743
Other Income (Expense):
Foreign currency transaction gains (losses), net	196	(8)	—	(56)	(60)	—	1,145	1,217
Other, net	49	—	2	545	—	—	(1)	595
Equity in Earnings (Losses) of 50% or Less Owned Companies	5,857	—	—	(8)	259	(77)	—	6,031
Segment Profit	76,918	8,163	13,596	4,316	4,688	615
Other Income (Expense) not included in Segment Profit								(4,018)
Less Equity Earnings included in Segment Profit (Loss)								(6,031)
Income Before Taxes, Minority Interest and Equity Earnings								90,537
For the Six Months Ended June 30, 2006
Operating Revenues:
External customers	328,126	75,170	70,827	73,049	64,869	24,860	—	636,901
Intersegment	11	—	—	308	—	180	(499)	—
	328,137	75,170	70,827	73,357	64,869	25,040	(499)	636,901
Costs and Expenses:
Operating expenses	166,201	39,535	34,044	55,482	46,853	15,177	(499)	356,793
Administrative and general	23,158	2,013	1,645	7,652	9,561	3,457	16,872	64,358
Depreciation and amortization	44,920	20,347	6,741	8,845	1,474	2,534	717	85,578
	234,279	61,895	42,430	71,979	57,888	21,168	17,090	506,729
Gains (Losses) on Asset Dispositions	43,041	—	—	2,143	(215)	—	(3)	44,966
Operating Income (Loss)	136,899	13,275	28,397	3,521	6,766	3,872	(17,592)	175,138
Other Income (Expense):
Foreign currency transaction gains (losses), net	228	(9)	—	(56)	(64)	—	1,277	1,376
Other, net	54	—	2	545	—	—	22	623
Equity in Earnings (Losses) of 50% or Less Owned Companies	11,872	—	—	(5)	363	170	—	12,400
Segment Profit	149,053	13,266	28,399	4,005	7,065	4,042
Other Income (Expense) not included in Segment Profit								(17,347)
Less Equity Earnings included in Segment Profit (Loss)								(12,400)
Income Before Taxes, Minority Interest and Equity Earnings								159,790

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

Results of Operations

The Company’s operations are divided into five main business segments – Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services and Environmental Services. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, energy trading activities, various other investments in joint ventures and asset leasing activities.

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2007 as compared to the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2006. See “Item 1. Financial Statements - Note 12, Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’07/’06
	2007		2006		2007		2006		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	84,363	49	92,704	55	175,254	51	179,383	55
Africa, primarily West Africa	44,720	26	38,341	23	85,289	25	75,156	23
United Kingdom, primarily North Sea	17,150	10	14,833	9	33,782	10	28,817	9
Middle East	12,032	7	8,770	5	22,691	7	15,519	5
Asia	6,742	4	9,200	5	14,250	4	18,737	5
Mexico, Central and South America	6,435	4	4,437	3	11,104	3	10,525	3
Total Foreign	87,079	51	75,581	45	167,116	49	148,754	45
	171,442	100	168,285	100	342,370	100	328,137	100	2	4
Costs and Expenses:
Operating expenses	88,596	52	86,695	51	181,595	53	166,201	51
Administrative and general	11,893	7	11,470	7	24,916	7	23,158	7
Depreciation and amortization	14,515	8	21,793	13	31,039	9	44,920	13
	115,004	67	119,958	71	237,550	69	234,279	71
Gains on Asset Dispositions	38,546	22	22,489	13	46,840	14	43,041	13
Operating Income	94,984	55	70,816	42	151,660	45	136,899	42	34	11
Other Income (Expense):
Foreign currency transaction gains (losses), net	(365)	—	196	—	(1,072)	—	228	—
Other, net	19	—	49	—	1	—	54	—
Equity in Earnings of 50% or Less Owned Companies	5,529	3	5,857	3	6,881	2	11,872	4
Segment Profit	100,167	58	76,918	45	157,470	47	149,053	46	30	6

Operating Revenues – Current Year Quarter compared to Prior Year Quarter.   Operating revenues increased $3.2 million primarily due to a 26.4% improvement in overall average day rates, partially offset by a 3.4% reduction in utilization and a 16.7% reduction in available days due to net fleet dispositions. Improvements in day rates contributed additional operating revenues of $27.9 million while the decline in fleet utilization and net fleet dispositions reduced operating revenues by $26.2 million. In addition, operating revenues increased $1.4 million due to favorable changes in currency exchange rates.

Operating Revenues – Current Six Months compared to Prior Six Months.   Operating revenues increased $14.2 million primarily due to a 33.0% improvement in overall average day rates, partially offset by a 4.7% reduction in utilization and a 17.1% reduction in available days due to net fleet dispositions. Improvements in day rates contributed additional operating revenues of $65.6 million while the decline in fleet utilization and net fleet dispositions decreased operating revenues by $56.0 million. In addition, operating revenues increased $3.1 million due to favorable changes in currency exchange rates.

Operating Income – Current Year Quarter compared to Prior Year Quarter.   Operating income for the Current Year Quarter included $38.5 million in gains on asset dispositions compared to gains of $22.5 million in the Prior Year Quarter. Excluding the impact of these gains, operating income increased $8.1 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to the overall increase in operating revenues discussed above, a decrease in depreciation expense for vessels reaching the end of their depreciable lives and cost reductions from net fleet dispositions. These improvements were partially offset by increased wage and benefit costs as a result of a tight labor market and increased repair and maintenance costs from continued high utilization of our vessels.

Operating Income – Current Six Months compared to Prior Six Months.   Operating income for the Current Six Months included $46.8 million in gains on asset dispositions compared to gains of $43.0 million in the Prior Six Months. Excluding the impact of these gains, operating income increased $10.9 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to the overall increase in operating revenues discussed above, a decrease in depreciation expense for vessels reaching the end of their depreciable lives and cost reductions from net fleet dispositions. These improvements were partially offset by increased wage and benefit costs as a result of a tight labor market and increased repair and maintenance costs from continued high utilization of our vessels.

Equity in Earnings of 50% or Less Owned Companies.   Equity earnings decreased $0.3 million in the Current Year Quarter compared to the Prior Year Quarter and $5.0 million in the Current Six Months compared to the Prior Six Months. During the Current Year Quarter, Offshore Marine Services recognized a gain of $4.1 million, net of tax, relating to the sale of its interest in an Egyptian joint venture. During the Prior Year Quarter, one of the its joint ventures sold a vessel to a third party and the segment’s share of the gain was $4.2 million, net of tax. In addition, the Prior Six Months included a gain of $4.5 million, net of tax, on the sale of its interest in a Mexican joint venture.

Fleet Count.   The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2007
Anchor handling towing supply	16	2	2	1	21
Crew	55	2	23	—	80
Mini-supply	17	—	5	1	23
Standby safety	21	1	—	5	27
Supply	12	—	11	—	23
Towing supply	20	7	2	1	30
Other	10	1	—	—	11
	151	13	43	8	215
2006
Anchor handling towing supply	19	2	2	—	23
Crew	69	2	24	—	95
Mini-supply	20	1	7	1	29
Standby safety	21	1	—	5	27
Supply	19	—	10	—	29
Towing supply	25	12	3	—	40
Other	13	2	—	—	15
	186	20	46	6	258

(1)                Excludes two vessels removed from service as of June 30, 2006.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Rates Per Day Worked:
Anchor handling towing supply	$29,077	$21,203	$30,865	$19,149
Crew	6,508	5,695	6,453	5,589
Mini-supply	6,431	6,106	6,599	5,487
Standby safety	9,725	8,541	9,620	8,282
Supply	13,241	11,340	13,085	11,111
Towing supply	11,365	8,439	10,712	8,344
Other (1)	10,701	7,506	10,394	7,522
Overall Average Rates Per Day Worked	$10,948	$8,658	$11,078	$8,327
Utilization:
Anchor handling towing supply	93%	91%	91%	90%
Crew	81%	89%	78%	87%
Mini-supply	71%	91%	66%	91%
Standby safety	91%	89%	91%	90%
Supply	89%	81%	88%	77%
Towing supply	88%	83%	86%	88%
Other	82%	80%	81%	77%
Overall Fleet Utilization	84%	87%	82%	86%
Available Days:
Anchor handling towing supply	1,720	1,988	3,520	4,131
Crew	7,047	8,245	14,227	16,660
Mini-supply	1,995	2,455	3,989	4,947
Standby safety	1,911	1,911	3,801	3,801
Supply	2,093	2,999	4,253	6,489
Towing supply	2,212	2,753	4,843	5,713
Other	954	1,183	1,983	2,441
Overall Fleet Available Days	17,932	21,534	36,616	44,182

Marine Transportation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’07/’06
	2007		2006		2007		2006		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U. S. only	25,924	100	37,446	100	56,480	100	75,170	100	(31)	(25)
Costs and Expenses:
Operating expenses	22,865	88	18,064	48	43,714	77	39,535	52
Administrative and general	1,236	5	1,049	3	2,422	4	2,013	3
Depreciation and amortization	9,790	38	10,162	27	19,948	35	20,347	27
	33,891	131	29,275	78	66,084	116	61,895	82
Operating Income (Loss)	(7,967)	(31)	8,171	22	(9,604)	(16)	13,275	18	(198)	(172)
Other Income (Expense):
Foreign currency transaction gains (losses), net	13	—	(8)	—	9	—	(9)	—
Segment Profit (Loss)	(7,954)	(31)	8,163	22	(9,595)	(16)	13,266	18	(197)	(172)

Operating Revenues.   Operating revenues decreased $11.5 million in the Current Year Quarter compared to the Prior Year Quarter and $18.7 million in the Current Six Months compared to the Prior Six Months. The decrease in operating revenues was due to increased off-hire time, the conversion of one vessel from time charter to a multi-year bareboat charter and lower contract of affreightment revenue. The increased off-hire time was primarily due to two vessels undergoing a retrofit to a double-hull configuration. One vessel returned to service in early June after having been off-hire since the fourth quarter of 2006, and the second vessel has been off-hire since March and is expected to return to service in the fourth quarter of 2007. Additionally, another vessel reached its OPA 90 mandated retirement date at the end of March 2007. The off-hire time for the two vessels undergoing a retrofit accounted for 53% of the decrease in operating revenues in the Current Year Quarter and the Current Six Months. The reduction in contract of affreightment revenue was primarily due to fewer vessels operating in the spot market. Operating revenues for vessels that were operating under time charters in both periods were higher due to improved day rates.

Operating Income (Loss).   Operating results decreased $16.1 million in the Current Year Quarter compared to the Prior Year Quarter and $22.9 million in the Current Six Months compared to the Prior Six Months, as a result of the reduction in operating revenues noted above and higher docking expenditures.

Fleet Count.   As of June 30, 2007, Marine Transportation Services owned ten Jones Act U.S. flag product tankers and operated nine in the domestic coastwise trade. One vessel ceased operations during the Current Six Months having reached its OPA 90 mandated retirement date. The Company is evaluating its commercial options for this vessel.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’07/’06
	2007		2006		2007		2006		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U. S. only	28,020	100	36,339	100	54,742	100	70,827	100	(23)	(23)
Costs and Expenses:
Operating expenses	13,056	47	18,649	51	25,361	47	34,044	48
Administrative and general	2,101	7	829	2	2,978	5	1,645	2
Depreciation and amortization	4,332	15	3,267	9	7,831	14	6,741	10
	19,489	69	22,745	62	36,170	66	42,430	60
Gains on Asset Dispositions	2,622	9	—	—	6,244	11	—	—
Operating Income	11,153	40	13,594	38	24,816	45	28,397	40	(18)	(13)
Other Income (Expense):
Other, net	138	—	2	—	136	—	2	—
Equity in Earnings of 50% or Less Owned Companies	2,311	8	—	—	3,280	6	—	—
Segment Profit	13,602	48	13,596	38	28,232	51	28,399	40	—	(1)

Operating Revenues.   Operating revenues decreased $8.3 million in the Current Year Quarter compared to the Prior Year Quarter and $16.1 million in the Current Six Months compared to the Prior Six Months. These decreases were due to the net reduction in fleet size primarily as a result of the sale or contribution of barges to joint ventures and the return of barges previously operated on a bareboat charter-in agreement. In both the Current Year Quarter and the Current Six Months, the impact of generally lower rates was substantially offset by higher volumes of cargo carried. Additionally, operating revenues were positively impacted by the 14 tank barges and eight towboats added through the Waxler acquisition at the end of March 2007.

Operating Income.   Operating income decreased $2.4 million in the Current Year Quarter compared to the Prior Year Quarter and $3.6 million in the Current Six Months compared to the Prior Six Months primarily due to the reduction in operating revenues described above partially offset by gains on asset dispositions. The assets acquired through the Waxler acquisition had no significant impact on operating income in either the Current Year Quarter or the Current Six Months.

Equity in Earnings of 50% or Less Owned Companies.   Equity earnings in the Current Year Quarter and Current Six Months result from the activities of an Inland River Services’ joint venture which owns a fleet of inland river transportation assets and a joint venture that operates a grain and liquid fertilizer storage and handling facility. Both ventures were formed during the fourth quarter of 2006.

Fleet Count.   The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2007
Dry Cargo Barges-Open	271	25	5	10	311
Dry Cargo Barges-Covered	461	165	2	152	780
Chemical Tank Barges	53	22	2	—	77
Deck Barges	22	—	—	—	22
Towboats	15	—	—	—	15
	822	212	9	162	1,205
2006
Dry Cargo Barges-Open	311	—	5	11	327
Dry Cargo Barges-Covered	482	—	182	164	828
Chemical Tank Barges	47	—	—	—	47
Deck Barges	—	—	—	—	—
Towboats	7	—	—	—	7
	847	—	187	175	1,209

Aviation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’07/’06
	2007		2006		2007		2006		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U. S.	51,976	93	38,347	96	94,372	93	71,193	97
Foreign	3,885	7	1,556	4	6,922	7	2,164	3
	55,861	100	39,903	100	101,294	100	73,357	100	40	38
Costs and Expenses:
Operating expenses	41,212	74	29,137	73	77,437	76	55,482	76
Administrative and general	4,439	8	4,158	10	8,960	9	7,652	10
Depreciation and amortization	6,601	12	4,591	12	12,680	13	8,845	12
	52,252	94	37,886	95	99,077	98	71,979	98
Gains on Asset Dispositions	1,505	3	1,818	5	1,732	2	2,143	3
Operating Income	5,114	9	3,835	10	3,949	4	3,521	5	33	12
Other Income (Expense):
Foreign currency transaction losses, net	(1)	—	(56)	—	(1)	—	(56)	—
Other, net	474	1	545	1	474	—	545	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	17	—	(8)	—	33	—	(5)	—
Segment Profit	5,604	10	4,316	11	4,455	4	4,005	5	30	11

Operating Revenues.   Operating revenues increased $16.0 million in the Current Year Quarter compared to the Prior Year Quarter and $27.9 million in the Current Six Months compared to the Prior Six Months. The change in operating revenues was primarily due to the acquisition of an air medical services business (“EraMed”), the increased size of the fleet and an overall increase in rates in the U.S. Gulf of Mexico.  International revenue increased as newly delivered aircraft were placed on long-term leases outside of the United States.

Operating Income.   Operating income increased $1.3 million in the Current Year Quarter compared to the Prior Year Quarter and $0.4 million in the Current Six Months compared to the Prior Six Months. The improvement in operating revenues noted above was partially offset by higher operating expenses and depreciation charges. The increased fleet size resulted in higher wage and benefit costs, higher repair and maintenance costs and together with the impact of EraMed, higher depreciation charges. Fuel costs increased as a consequence of more flight hours.

Fleet Count.   At June 30, 2007, Aviation Services operated 39 aircraft in its air medical operation and had 15 aircraft operating outside of the United States under leases to third parties. The composition of Aviation Services’ fleet as of June 30 was as follows:

	Owned (1)	Joint Ventured	Leased-in	Managed	Total
2007
Light Helicopters	74	4	21	16	115
Medium Helicopters	42	—	3	6	51
Heavy Helicopters	3	—	—	—	3
	119	4	24	22	169
2006
Light Helicopters	55	—	14	—	69
Medium Helicopters	39	—	—	—	39
Heavy Helicopters	3	—	—	—	3
	97	—	14	—	111

(1)                Excludes 4 and 16 helicopters removed from service as of June 30, 2007 and 2006, respectively.

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’07/’06
	2007		2006		2007		2006		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U. S.	24,634	77	31,872	86	43,737	75	54,681	84
Foreign	7,534	23	5,074	14	14,923	25	10,188	16
	32,168	100	36,946	100	58,660	100	64,869	100	(13)	(10)
Costs and Expenses:
Operating expenses	23,605	73	26,345	71	44,358	76	46,853	72
Administrative and general	4,323	13	5,156	14	9,624	16	9,561	15
Depreciation and amortization	1,100	4	741	2	2,009	3	1,474	2
	29,028	90	32,242	87	55,991	95	57,888	89
Losses on Asset Dispositions	(133)	—	(215)	1	(149)	—	(215)	—
Operating Income	3,007	10	4,489	12	2,520	5	6,766	11	(33)	(63)
Other Income (Expense):
Foreign currency transaction gains (losses), net	80	—	(60)	—	78	—	(64)	—
Other, net	(1)	—	—	—	(1)	—	—	—
Equity in Earnings of 50% or Less Owned Companies	126	—	259	1	147	—	363	—
Segment Profit	3,212	10	4,688	13	2,744	5	7,065	11	(31)	(61)

Operating Revenues.   Operating revenues decreased $4.7 million in the Current Year Quarter compared to the Prior Year Quarter and $6.2 million in the Current Six Months compared to the Prior Six Months. Revenues from spill response activities were $11.5 million lower in the Current Year Quarter and $14.4 million lower in the Current Six Months due to a major oil spill response event in Lake Charles, LA in the Prior Year Quarter and the continuation of services in the Prior Six Months that began in the aftermath of the 2005 hurricanes. Additionally, revenues for retainer services were also lower.  Revenues for project management and consulting activities were $6.6 million higher in the Current Year Quarter and $9.0 million higher in the Current Six Months primarily due to an expansion of services internationally and increased project and professional service activities in the United States. Operating revenues for environmental response equipment sales increased $1.7 million in the Current Year Quarter and the Current Six Months.

Operating Income.   Operating income decreased $1.5 million in the Current Year Quarter compared to the Prior Year Quarter and $4.2 million in the Current Six Months compared to the Prior Six Months. The changes in operating income were primarily in response to lower operating revenues and the change in mix of operating revenues. Operating margins for spill response activities and retainer services in the Prior Year Quarter and Prior Six Months were higher than operating margins for project management and consulting activities and equipment sales in the Current Year Quarter and the Current Six Months.

Other Segment Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ’07/’06
	2007	2006	2007	2006	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	(729)	694	969	3,874	(205)	(75)
Other, net	(59)	(2)	(71)	(2)	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(154)	(77)	(92)	170	(100)	(154)
	(942)	615	806	4,042	(253)	(80)

Harbor and Offshore Towing Services.   Segment results decreased in the Current Year Quarter and the Current Six Months compared to the Prior Year Quarter and the Prior Six Months primarily due to increased drydock and insurance costs incurred in the Current Year Quarter.

Corporate and Eliminations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ’07/’06
	2007	2006	2007	2006	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(8,208)	(8,860)	(15,963)	(17,604)	7	9
Eliminations	6	6	12	12	—	—
Operating Loss	(8,202)	(8,854)	(15,951)	(17,592)	7	9
Other Income (Expense):
Foreign currency transaction gains, net	734	1,145	857	1,277	(36)	(33)
Other, net	(109)	(1)	(132)	22	(108)	(700)

Corporate Expenses.   Corporate expenses decreased $1.6 million in the Current Six Months compared to the Prior Six Months primarily due to lower legal and professional fees.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ’07/’06
	2007	2006	2007	2006	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	11,456	9,086	23,680	16,222	26	46
Interest expense	(12,108)	(12,847)	(25,376)	(26,915)	6	6
Derivative transaction gains (losses), net	(254)	3,084	(124)	272	(108)	(146)
Marketable security transaction losses, net	(9,430)	(3,341)	(14,118)	(6,926)	(182)	(104)
	(10,336)	(4,018)	(15,938)	(17,347)	(157)	8

Interest Income.   Interest income increased in the Current Six Months compared to the Prior Six Months primarily due to higher interest rates and higher average invested balances.

Derivative transaction gains (losses), net.   Derivative transaction gains (losses), net in the Prior Year Quarter includes gains on various forward currency, futures and option transactions partially offset by losses on an interest rate swap assumed as part of the merger with Seabulk International, Inc. (“Seabulk”). Derivative transaction gains (losses), net in the Prior Six Months included additional losses on the interest rate swap assumed as part of the merger with Seabulk.

Marketable security transaction losses, net.   Marketable security transaction losses, net increased in the Current Year Quarter and Current Six Months as compared to the Prior Year Quarter and Prior Six Months primarily resulting from losses on short sales of marketable equity securities.

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

Summary of Cash Flows

	For the Six Months Ended June 30,
	2007	2006
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	165,383	135,744
Investing Activities	(65,336)	(38,027)
Financing Activities	(104,338)	(42,294)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	613	677
Net Increase (Decrease) in Cash and Cash Equivalents	(3,678)	56,100

Operating Activities

Cash flows provided by operating activities increased in the Current Six Months compared to the Prior Six Months  primarily due to decreases in working capital.

Investing Activities

Cash flows used in investing activities increased in the Current Six Months compared to the Prior Six Months primarily from increased capital expenditures, increased net investments in business acquisitions and joint ventures,  increased purchases of securities and higher restricted cash balances. These additional uses of cash were partially offset by increased proceeds from sales of securities and assets.

Capital expenditures were $235.5 million during the Current Six Months. Excluding equipment from business acquisitions, equipment deliveries during the Current Six Months included six offshore services vessels, 35 dry cargo hopper barges, 15 deck barges, eleven helicopters and three harbor tugs.

During the Current Six Months, the Company sold 22 offshore support vessels, 105 dry cargo hopper barges, three tank barges, four helicopters, construction contracts and other equipment for an aggregate consideration of $196.8 million and recognized net gains of $54.7 million.

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

As of June 30, 2007, construction reserve funds of $327.3 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Six Months, construction reserve fund account transactions included withdrawals of $35.3 million, deposits of $21.5 million and earned interest of $9.4 million.

The Company’s unfunded capital commitments as of June 30, 2007, consisted primarily of marine service vessels, harbor tugs, helicopters, barges and capital improvements to certain of its existing marine transportation fleet and totaled $516.4 million, of which $178.8 million is payable during the remainder of 2007 and the balance payable through 2010. Of these commitments, approximately $152.4 million may be terminated without further liability other than the payment of liquidated damages of $2.5 million in the aggregate. Subsequent to the end of the Current Year Quarter, the Company committed to purchase additional property and equipment for $102.5 million and reduced other unfunded capital commitments by $12.3 million through the sale of certain purchase contracts.

Financing Activities

Cash flows used in financing activities increased in the Current Six Months compared to the Prior Six Months primarily due to increased repurchases of Common Stock partially offset by lower payments on long-term debt and capital lease obligations.

During the Current Six Months, the Company acquired 993,080 shares of Common Stock for treasury for an aggregate purchase price of $92.1 million. As of June 30, 2007, repurchase authority of $48.1 million granted by SEACOR’s Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR’s 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, its 2.875% Convertible Debentures due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Subsequent to June 30, 2007, the Company acquired 346,600 shares of Common Stock for treasury for an aggregate purchase price of $30.7 million.  On July 31, 2007, SEACOR’s Board of Directors increased the repurchase authority to $100.0 million, of which $ 99.8 million remained available as of August 3, 2007.

During the Current Six Months, the Company made principal payments on long-term debt and capital lease obligations of $15.6 million.

As of June 30, 2007, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $298.6 million, net of issued letters of credit of $1.4 million. In addition, the Company had other outstanding letters of credit totaling $43.3 million with various expiration dates through 2010. On July 3, 2007, the unsecured revolving credit facility was amended to increase availability thereunder by $150.0 million, bringing the maximum available borrowing available to $450.0 million.

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

Marine Transportation Services has had one of its tankers retrofitted to a double-hull configuration and has another tanker currently undergoing such a retrofit to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work has been and is being completed in a foreign shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard, which administers the U.S.-build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofit in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., another operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the Coast Guard to reverse the NVDC’s May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S. coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC’s determination and direct the Coast Guard to revoke the coastwise license of the tanker whose retrofit has been completed. We believe the NVDC’s determination was correct and in accord with the Coast Guard’s long-standing regulations and interpretations. We have filed an unopposed motion to intervene in the action in which we intend to assist the Coast Guard in defending the NVDC’s determination.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the Merchant Navy Officers Pension Fund (“MNOPF”), based in the United Kingdom. Under the direction of a court order, any deficit is to be remedied through future funding contributions from all participating employers. Deficits allocable to the Company relate to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors.  An actuarial valuation of the MNOPF in 2003 determined there was a funding deficit totaling $412.0 million of which $4.4 million, representing the Company’s share of this deficit, was invoiced and recognized in 2005. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million 2003 valuation deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers. In March 2007, the Company received an invoice for its allocated portion of the 2003 uncollectible deficit in the amount of $0.6 million and correspondingly recognized this expense. In March 2006, the MNOPF underwent another actuarial valuation and determined that further contributions totaling $296.0 million may be required to ensure the fund would no longer be in a deficit position. The pension fund trustees are expected to complete the 2006 actuarial process in September 2007 by finalizing the allocation of the deficit to all participating employers. Depending on the results of the 2006 and future actuarial valuations, it is possible that the MNOPF will issue additional invoices requiring the Company to recognize payroll related operating expenses in the period invoices are received.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

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

As of June 30, 2007, the Company held positions in short sales of marketable equity securities with a fair value of $100.5 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of June 30, 2007 would reduce income and comprehensive income by $6.5 million, net of tax. Additionally, a certain joint venture, of which the Company owns a 50% interest, held positions in short sales of marketable equity securities with a fair value of $14.3 million as of June 30, 2007. The joint venture’s short sales of marketable equity securities are positions in the transportation business. A 10% increase in the value of the equity securities underlying the short sale positions of the joint venture as of June 30, 2007 would reduce the Company’s income and comprehensive income by $0.5 million, net of tax.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to British Pounds Sterling, Euros, Japanese Yen, Indian Rupees, South African Rand, Arab Emirates Dirham and Singapore Dollars. These contracts enable the Company to buy these currencies in the future at fixed exchange rates which could offset possible consequences of changes in foreign currency exchange rates of the Company’s business transactions conducted in Europe, the Middle East, the Far East and Africa. Certain of the foreign currency forward contracts with a notional value of €69.7 million have been designated as fair value hedges for capital commitments. During the Current Six Months the Company recognized net derivative transaction losses of $0.2 million and reduced its capital commitment obligations by $2.8 million as a result of these foreign currency forward contracts.

Subsequent to June 30, 2007, the Company entered into additional foreign currency forward contracts including positions in the Malaysian Ringgit and has designated certain of the foreign currency forward contracts with a notional value of €65.3 million as a fair value hedge of a capital commitment.

ITEM 4.                CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under Plans or
Period	Shares Purchased	Paid Per Share	Plans or Programs(1)	Programs(1)(2)
April 1 — 30, 2007	—	N/A	—	$75,000,000
May 1 — 31, 2007	65,980	$92.3495	65,980	$68,906,783
June 1 — 30, 2007	227,100	$90.5903	227,100	$48,074,175
Total	293,080	$91.8719	293,080

(1)                Beginning in February 1997 and increased at various times through June 2007, the Board of Directors authorized the repurchase of $522.5 million of Common Stock, debt or combination thereof. Through June 30, 2007, the Company has repurchased $396.2 million and $78.2 million of Common Stock and debt, respectively.

(2)                On July 31, 2007, SEACOR’s Board of Directors increased the repurchase authority to $100.0 million.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on May 17, 2007. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Charles Fabrikant	21,921,141	N/A	184,515	N/A	N/A
Andrew Morse	13,632,165	N/A	8,473,491	N/A	N/A
Michael E. Gellert	21,936,326	N/A	169,330	N/A	N/A
Stephen Stamas	20,642,087	N/A	1,463,569	N/A	N/A
Richard M. Fairbanks III	21,941,084	N/A	164,572	N/A	N/A
Pierre de Demandolx	21,939,935	N/A	165,721	N/A	N/A
John C. Hadjipateras	22,063,833	N/A	41,823	N/A	N/A
Oivind Lorentzen	21,992,518	N/A	113,138	N/A	N/A
Steven J. Wisch	22,064,818	N/A	40,838	N/A	N/A
Christopher Regan	22,063,793	N/A	41,483	N/A	N/A
Steven Webster	14,546,797	N/A	7,558,859	N/A	N/A
2. The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007	22,095,627	1,718	N/A	8,310	N/A
3. To approve the SEACOR Holdings Inc. 2007 Share Incentive Plan	17,323,903	3,119,736	N/A	4,195	N/A

ITEM 6.                EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)
DATE: August 6, 2007	By:	/s/ Charles Fabrikant
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
DATE: August 6, 2007	By:	/s/ Richard Ryan
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.