Form 10-Q
period 2007-09-30
SEACOR HOLDINGS INC /NEW/
filed 2007-11-02
CIK 859598

Use these links to rapidly review the document
SEACOR HOLDINGS INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12289

SEACOR Holdings Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3542736 (IRS Employer Identification No.)
2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida (Address of Principal Executive Offices)	33316 (Zip Code)
954-523-2200 (Registrant's Telephone Number, Including Area Code)
Not Applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes / / No /x/

        The total number of shares of common stock, par value $.01 per share, outstanding as of October 29, 2007 was 23,147,246. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

Table of Contents

Part I.	Financial Information
	Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Income for each of the Three Months and Nine Months Ended September 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006
Notes to the Condensed Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures
Part II.	Other Information
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 6.	Exhibits

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$429,020	$506,966
Restricted cash	38,371	41,951
Available-for-sale securities	18,501	28,547
Receivables:
Trade, net of allowance for doubtful accounts of $4,650 and $4,848 in 2007 and 2006, respectively	289,796	264,090
Other	43,838	48,866
Inventories	28,186	22,670
Deferred income taxes	13,206	13,256
Prepaid expenses and other	13,689	12,023

Total current assets	874,607	938,369

Investments, at Equity, and Receivables from 50% or Less Owned Companies	120,866	76,218
Property and Equipment	2,470,029	2,213,245
Less accumulated depreciation	(518,285)	(443,035)

Net property and equipment	1,951,744	1,770,210

Construction Reserve Funds & Title XI Reserve Funds	390,576	348,261
Goodwill	56,271	41,950
Intangible Assets	33,756	38,631
Other Assets, net of allowance for doubtful accounts of $1,638 and $2,055 in 2007 and 2006, respectively	32,610	39,343

	$3,460,430	$3,252,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$9,429	$9,218
Current portion of capital lease obligations	19,140	2,490
Accounts payable and accrued expenses	97,134	88,868
Other current liabilities	280,250	194,933

Total current liabilities	405,953	295,509

Long-Term Debt	933,188	940,891
Capital Lease Obligations	9,000	20,112
Deferred Income Taxes	386,384	358,734
Deferred Gains and Other Liabilities	112,731	73,764
Minority Interest in Subsidiaries	8,803	6,894
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,128,511 and 31,745,583 shares issued in 2007 and 2006, respectively	321	317
Additional paid-in capital	902,120	871,914
Retained earnings	1,130,076	956,376
Less 8,971,215 and 7,226,784 shares held in treasury in 2007 and 2006, respectively, at cost	(431,550)	(274,490)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,712	1,009
Unrealized gain on available-for-sale securities	1,692	1,952

Total stockholders' equity	1,604,371	1,557,078

	$3,460,430	$3,252,982

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues	$359,923	$349,361	$996,140	$986,262

Costs and Expenses:
Operating	213,992	196,608	601,468	553,401
Administrative and general	36,883	30,880	105,220	95,238
Depreciation and amortization	37,443	40,977	114,373	126,555

	288,318	268,465	821,061	775,194

Gains on Asset Dispositions and Impairments, Net	19,560	12,054	74,257	57,020

Operating Income	91,165	92,950	249,336	268,088

Other Income (Expense):
Interest income	11,274	10,279	34,954	26,501
Interest expense	(10,855)	(13,307)	(36,231)	(40,222)
Derivative gains, net	5,221	2,813	5,097	3,085
Foreign currency gains, net	316	650	186	2,026
Marketable security gains (losses), net	11,960	4,549	(2,158)	(2,377)
Other, net	(716)	117	(120)	740

	17,200	5,101	1,728	(10,247)

Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	108,365	98,051	251,064	257,841
Income Tax Expense	40,339	37,037	89,387	96,171

Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	68,026	61,014	161,677	161,670
Minority Interest in Income of Subsidiaries	(927)	(451)	(1,409)	(638)
Equity in Earnings of 50% or Less Owned Companies	3,183	2,607	13,432	15,007

Net Income	$70,282	$63,170	$173,700	$176,039

Basic Earnings Per Common Share	$3.02	$2.57	$7.29	$7.11
Diluted Earnings Per Common Share	$2.66	$2.28	$6.44	$6.32
Weighted Average Common Shares Outstanding:
Basic	23,233,961	24,575,065	23,820,547	24,742,553
Diluted	26,905,106	28,281,842	27,524,562	28,448,157

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Net Cash Provided by Operating Activities	$262,134	$235,904

Cash Flows from Investing Activities:
Purchases of property and equipment	(426,705)	(237,706)
Proceeds from disposition of property, equipment and held for sale assets	305,224	168,642
Purchases of securities	(58,454)	(38,949)
Proceeds from sale of securities	78,306	62,509
Investments in and advances to 50% or less owned companies	(28,883)	(11,403)
Return of investments and advances from 50% or less owned companies	12,820	5,767
Proceeds on sale of investments in 50% or less owned companies	9,375	15,600
Principal payments on third party notes receivable, net	918	873
Net (increase) decrease in restricted cash	3,580	(6,700)
Net increase in construction reserve funds and title XI reserve funds	(42,315)	(126,177)
Net decrease in escrow deposits on like kind exchanges	6,129	—
Cash settlements on derivative transactions, net	3,435	5,128
Repayments of (investments in) sales type leases, net	5,574	(5,183)
Business acquisitions, net of cash acquired	(39,327)	(34)

Net cash used in investing activities	(170,323)	(167,633)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(17,142)	(28,019)
Proceeds from issuance of long term debt, net of offering costs	(231)	16,499
Common stock acquired for treasury	(158,331)	(58,142)
Proceeds and tax benefits from share award plans	5,418	10,438
Dividends paid to minority interest holders, net	(338)	(317)

Net cash used in financing activities	(170,624)	(59,541)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	867	1,320

Net Increase (Decrease) in Cash and Cash Equivalents	(77,946)	10,050
Cash and Cash Equivalents, Beginning of Period	506,966	484,422

Cash and Cash Equivalents, End of Period	$429,020	$494,472

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

        The condensed consolidated financial information for each of the three and nine months ended September 30, 2007 and 2006 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company's financial position as of September 30, 2007, its results of operations for each of the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications of prior period information have been made to conform to the presentation of the current period.

        Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the "Company" refer to SEACOR Holdings Inc. and its consolidated subsidiaries and any references in this Quarterly Report on Form 10-Q to "SEACOR" refer to SEACOR Holdings Inc.

2.    Business Acquisitions

        SRI Acquisition.    On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as "SRI"), providers of environmental services in the southeastern United States, for $10.5 million. The final purchase price is subject to working capital adjustments as defined in the acquisition agreement. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance standards over the period from the date of acquisition through September 30, 2011. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $8.0 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

        Link Acquisition.    On September 7, 2007, the Company also acquired all of the issued and outstanding shares of Link Associates International Global Limited ("Link"), a provider of environmental services in the United Kingdom, for £2.2 million ($4.5 million). Consideration paid includes the settlement of Link's outstanding debt obligations at the time of acquisition. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance standards over the period from the date of acquisition through May 31, 2010. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.4 million ($2.9 million). Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

        Waxler Acquisition.    On March 13, 2007, the Company acquired all of the assets and certain liabilities of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as "Waxler"), as well as certain assets from Waxler affiliates. The acquisition consideration was $32.0 million, including 202,972 shares of SEACOR common stock, par value $0.01 per share ("Common Stock") valued at $19.1 million based upon the closing price of Common Stock on March 13, 2007 of $94.15 per share plus additional cash consideration of $12.9 million. Acquired assets included 14 tank barges and eight towboats. In addition, the Company assumed leases on two other tank barges. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, resulting in no goodwill being recorded. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired equipment, identifiable intangible assets and income tax obligations.

        Vensea Acquisition.    On January 31, 2007, the Company acquired its partner's 50% interest in VENSEA Marine, SRL ("Vensea"), an owner of one offshore marine vessel in Latin America, for $0.7 million under the terms of a buyout option included in the joint venture's operating agreement. Subsequent to the transaction, the Company owns all of the issued and outstanding shares of Vensea.

        EraMed Acquisition.    Effective January 5, 2007, a wholly owned subsidiary of the Company, EraMed LLC ("EraMed"), acquired the air medical business of Keystone Helicopter Corporation for $11.5 million. The final purchase price is subject to working capital adjustments as defined in the asset purchase agreement. At the time of acquisition, EraMed operated 33 light and medium twin engine helicopters, including four owned, ten leased-in and 19 managed, in support of hospital based air medical programs in the northeastern United States. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, resulting in no goodwill being recorded. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired equipment and identifiable intangible assets.

        RMA Acquisition.    On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. ("RMA") for $12.5 million. The Company's purchase price includes cash consideration of $8.0 million, a note payable of $3.5 million and accrued working capital payments of $1.0 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance standards over the period from the date of acquisition through September 30, 2012. During the nine months ended September 30, 2007, the Company completed its fair value analysis for the acquisition which resulted in goodwill in the amount of $3.4 million.

        Purchase Price Allocation.    The following table summarizes the allocation of the purchase prices for the above acquisitions during the nine months ended September 30, 2007 (in thousands):

Trade and other receivables	$11,278
Other current assets	1,302
Investments at Equity, and Receivables from 50% or Less Owned Companies	(915)
Property and Equipment	46,510
Goodwill	14,321
Intangible Assets	(1,478)
Other Assets	5,125
Accounts payable and other current liabilities	(10,897)
Deferred Income Taxes	(5,973)
Minority Interest in Subsidiaries	(836)

Purchase price(1)	$58,437

(1)
Purchase price is net of $1.6 million cash acquired, includes acquisition costs totaling $0.8 million and includes issued Common Stock valued at $19.1 million. The purchase price does not include contingent consideration.

3.    Equipment Acquisitions, Dispositions and Depreciation Policy

        Capital expenditures were $426.7 million during the nine months ended September 30, 2007. Excluding the acquisition of equipment identified in Note 2 above, equipment deliveries during the period included 13 offshore services vessels, 40 dry cargo hopper barges, 18 deck barges, 19 helicopters and three harbor tugs.

        During the nine months ended September 30, 2007, the Company sold 30 offshore services vessels, 118 dry cargo hopper barges, three tank barges, one towboat, seven helicopters, construction contracts and other equipment for an aggregate consideration of $305.2 million and recognized net gains of $74.3 million.

        Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company's useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. In addition, the Company has retrofitted one and is in the process of retrofitting a second of its tankers with double-hulls to extend their useful lives beyond their original Oil Pollution Act 1990 ("OPA 90") mandated retirement dates.

        As of September 30, 2007, the estimated useful life (in years) of each of the Company's major categories of new equipment are as follows:

Offshore Marine Vessels	20
Tankers(1)	25
Inland River Dry Cargo and Deck Barges	20
Inland River Chemical Tank Barges	25
Inland River Towboats	25
Helicopters	12
Harbor and Offshore Tugs	40

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

        As of September 30, 2007, construction reserve funds of $373.2 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the nine months ended September 30, 2007, construction reserve fund account transactions included withdrawals of $36.6 million, deposits of $64.1 million and earned interest of $14.0 million.

5.    Commitments and Contingencies

        The Company's unfunded capital commitments as of September 30, 2007 consisted primarily of offshore services vessels, harbor tugs, helicopters, barges and capital improvements to certain of its existing marine transportation fleet and totaled $527.5 million, of which $109.1 million is payable during the remainder of 2007 and the balance payable through 2010. Of these commitments, approximately

$122.6 million may be terminated without further liability other than the payment of liquidated damages of $10.1 million in the aggregate. Subsequent to September 30, 2007, the Company committed to purchase additional property and equipment for $8.7 million.

        The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under banking facilities and a performance guarantee. As of September 30, 2007, the total amount guaranteed by the Company was $27.3 million.

        In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company's consolidated financial position or results of operations.

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

        Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk International, Inc. ("Seabulk"), a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control ("OFAC") of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk's vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

        Marine Transportation Services had one of its tankers retrofitted to a double-hull configuration and has another tanker currently undergoing such a retrofit to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work has been and is being completed in a foreign shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center ("NVDC") of the U.S. Coast Guard, which administers the U.S. build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofit in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers' eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., an operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the Coast Guard to reverse the NVDC's May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S. coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC's determination and direct the Coast Guard to revoke the coastwise license of the tanker whose retrofit has been completed. We believe the NVDC's determination was correct and in accord with the Coast Guard's long-standing regulations and interpretations. We have intervened in the action and intend to assist the Coast Guard in defending the NVDC's determination.

        Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund ("MNOPF"). Under the direction of a court order, any deficit of the MNOPF is to be remedied through future funding contributions from all participating employers. The Company's participation relates to officers employed between 1978 and 2002 by SEACOR's Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company's allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company's allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

6.    Long-Term Debt

        On July 3, 2007, the Company's unsecured revolving credit facility was amended to increase availability thereunder by $150.0 million, bringing the maximum available for borrowing to $450.0 million. As of September 30, 2007, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $448.6 million, net of issued letters of credit of $1.4 million. In addition, the Company had other outstanding letters of credit totaling $43.6 million with various expiration dates through 2010.

7.    Stock and Debt Repurchases

        During the nine months ended September 30, 2007, the Company acquired 1,762,980 shares of Common Stock for treasury for an aggregate purchase price of $158.3 million. On July 31, 2007, SEACOR's Board of Directors increased the Company's repurchase authority to $100.0 million. As of September 30, 2007, repurchase authority of $64.4 million granted by SEACOR's Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR's 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, its 2.875% Convertible Debentures due 2024 and the 9.5% senior notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

        Subsequent to September 30, 2007, the Company acquired 93,000 shares of Common Stock for treasury for an aggregate purchase price of $8.6 million.

8.    Earnings Per Common Share

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per common share for the three and nine months ended September 30, 2007 excluded

314,180 and 277,395, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. Diluted earnings per common share for the three and nine months ended September 30, 2006 excluded 80,750 and 132,250, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

        Computations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2007

Basic Earnings Per Common Share	$70,282	23,234	$3.02	$173,700	23,821	$7.29
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	253		—	286
Convertible Securities	1,213	3,418		3,639	3,418

Diluted Earnings Per Common Share	$71,495	26,905	$2.66	$177,339	27,525	$6.44

2006

Basic Earnings Per Common Share	$63,170	24,575	$2.57	$176,039	24,743	$7.11
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	289		—	287
Convertible Securities	1,213	3,418		3,639	3,418

Diluted Earnings Per Common Share	$64,383	28,282	$2.28	$179,678	28,448	$6.32

9.    Comprehensive Income

        For the three months ended September 30, 2007 and 2006, total comprehensive income was $69.3 million and $62.9 million, respectively. For the nine months ended September 30, 2007 and 2006, total comprehensive income was $174.1 million and $175.2 million, respectively. Other comprehensive income consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

10.    Share Based Compensation

        The following transactions have occurred in connection with the Company's share based compensation plans during the nine months ended September 30, 2007:

Director stock awards granted	3,750

Employee Stock Purchase Plan ("ESPP") shares issued	27,549

Restricted stock awards granted	126,155

Restricted stock awards cancelled	9,000

Restricted Stock Unit ("RSU") Activities:
RSU's outstanding at December 31, 2006	5,102
Granted	1,600
Converted to shares	(1,207)

RSU's outstanding at September 30, 2007	5,495

Stock Option Activities:
Options outstanding at December 31, 2006	877,025
Granted	159,225
Exercised	(48,844)
Cancelled	(7,150)

Options outstanding at September 30, 2007	980,256

Shares available for future grants and ESPP purchases at September 30, 2007(1)	1,160,893

(1)
The 2007 Share Incentive Plan was approved by the Company's shareholders on May 17, 2007 with 1,000,000 shares being made available for stock awards. Upon approval of the new plan, no further grants will be made under any of the prior stock award plans, but awards made prior to adoption (including the Company's commitments as of September 30, 2007 to grant 41,025 stock options to certain officers and key employees in installments during 2007) remain unaffected.

11.    New Accounting Pronouncements

        On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations. The Company accounts for interest and penalties relating to uncertain tax positions in its income tax provision. The Internal Revenue Service is currently examining the Company's U.S. federal income tax returns filed for the years ended December 31, 2005 and 2004.

        On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

12.   Segment Information

        Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's basis of measurement of segment profit or loss has not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, except for the inclusion of derivative gains and losses resulting from energy trading activities included in "Other". The following tables summarize the operating results and assets of the Company's reportable segments. Certain reclassifications of prior period information have been made to conform to the current period's segment presentation.

	Offshore Marine Services $'000	Marine Transportation Services $'000	Inland River Services $'000	Aviation Services $'000	Environmental Services $'000	Other $'000	Corporate and Eliminations $'000	Total $'000
For the Three Months Ended September 30, 2007
Operating Revenues:
External customers	179,470	27,730	32,656	62,449	42,264	15,354	—	359,923
Intersegment	148	—	—	—	23	55	(226)	—

	179,618	27,730	32,656	62,449	42,287	15,409	(226)	359,923

Costs and Expenses:
Operating	95,345	19,207	16,234	41,647	30,316	11,443	(200)	213,992
Administrative and general	13,137	1,150	1,753	4,590	5,931	2,102	8,220	36,883
Depreciation and amortization	14,069	9,536	4,256	7,015	1,096	1,264	207	37,443

	122,551	29,893	22,243	53,252	37,343	14,809	8,227	288,318

Gains on Asset Dispositions and Impairments, Net	13,222	—	1,592	4,304	75	367	—	19,560

Operating Income (Loss)	70,289	(2,163)	12,005	13,501	5,019	967	(8,453)	91,165

Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	(52)	5,273	5,221
Foreign currency gains (losses), net	(5)	12	—	33	(69)	1	344	316
Other, net	4	—	—	86	1	—	(807)	(716)
Equity in Earnings (Losses) of 50% or Less Owned Companies	959	—	2,022	130	(17)	89	—	3,183

Segment Profit (Loss)	71,247	(2,151)	14,027	13,750	4,934	1,005

Other Income (Expense) not included in Segment Profit (Loss)								12,379
Less Equity Earnings included in Segment Profit (Loss)								(3,183)

Income Before Taxes, Minority Interest and Equity Earnings								108,365

For the Nine Months Ended September 30, 2007
Operating Revenues:
External customers	521,628	84,210	87,398	163,743	99,546	39,615	—	996,140
Intersegment	360	—	—	—	1,401	218	(1,979)	—

	521,988	84,210	87,398	163,743	100,947	39,833	(1,979)	996,140

Costs and Expenses:
Operating	276,940	62,921	41,595	119,084	74,674	28,197	(1,943)	601,468
Administrative and general	38,053	3,572	4,731	13,550	15,555	6,493	23,266	105,220
Depreciation and amortization	45,108	29,484	12,087	19,695	3,105	3,792	1,102	114,373

	360,101	95,977	58,413	152,329	93,334	38,482	22,425	821,061

Gains (Losses) on Asset Dispositions and Impairments, Net	60,062	—	7,836	6,036	(74)	397	—	74,257

Operating Income (Loss)	221,949	(11,767)	36,821	17,450	7,539	1,748	(24,404)	249,336

Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	(214)	5,311	5,097
Foreign currency gains (losses), net	(1,077)	21	—	32	9	—	1,201	186
Other, net	5	—	136	560	—	118	(939)	(120)
Equity in Earnings (Losses) of 50% or Less Owned Companies	7,840	—	5,302	163	130	(3)	—	13,432

Segment Profit (Loss)	228,717	(11,746)	42,259	18,205	7,678	1,649

Other Income (Expense) not included in Segment Profit (Loss)								(3,435)
Less Equity Earnings included in Segment Profit (Loss)								(13,432)

Income Before Taxes, Minority Interest and Equity Earnings								251,064

Assets as of September 30, 2007
Investments, at Equity, and Receivables from 50% or Less Owned Companies	21,233	—	82,815	5,760	1,219	9,839	—	120,866
Goodwill	21,421	177	1,492	352	28,712	4,117	—	56,271
Other Segment Assets	1,033,251	453,264	284,730	405,464	87,093	89,478	930,013	3,283,293

	1,075,905	453,441	369,037	411,576	117,024	103,434	930,013	3,460,430

For the Three Months Ended September 30, 2006
Operating Revenues:
External customers	179,826	35,617	38,798	43,755	38,885	12,480	—	349,361
Intersegment	(139)	—	—	44	—	72	23	—

	179,687	35.617	38,798	43,799	38,885	12,552	23	349,361

Costs and Expenses:
Operating	89,791	21,017	18,563	33,269	26,370	7,744	(146)	196,608
Administrative and general	10,118	1,064	1,013	3,413	5,931	1,668	7,673	30,880
Depreciation and amortization	19,353	10,159	3,804	5,264	731	1,265	401	40,977

	119,262	32,240	23,380	41,946	33,032	10,677	7,928	268,465

Gains on Asset Dispositions and Impairments, Net	10,168	—	—	1,880	6	—	—	12,054

Operating Income (Loss)	70,593	3,377	15,418	3,733	5,859	1,875	(7,905)	92,950

Other Income (Expense):
Derivative gains, net	—	—	—	—	—	—	2,813	2,813
Foreign currency gains (losses), net	(200)	(3)	—	—	(39)	—	892	650
Other, net	34	—	26	—	—	—	57	117
Equity in Earnings of 50% or Less Owned Companies	1,683	—	—	—	374	550	—	2,607

Segment Profit	72,110	3,374	15,444	3,733	6,194	2,425

Other Income (Expense) not included in Segment Profit								1,521
Less Equity Earnings included in Segment Profit								(2,607)

Income Before Taxes, Minority Interest and Equity Earnings								98,051

For the Nine Months Ended September 30, 2006
Operating Revenues:
External customers	507,952	110,787	109,625	116,804	103,754	37,340	—	986,262
Intersegment	(128)	—	—	352	—	252	(476)	—

	507,824	110,787	109,625	117,156	103,754	37,592	(476)	986,262

Costs and Expenses:
Operating	255,992	60,552	52,607	88,751	73,223	22,921	(645)	553,401
Administrative and general	33,276	3,077	2,658	11,065	15,492	5,125	24,545	95,238
Depreciation and amortization	64,273	30,506	10,545	14,109	2,205	3,799	1,118	126,555

	353,541	94,135	65,810	113,925	90,920	31,845	25,018	775,194

Gains (Losses) on Asset Dispositions and Impairments, Net	53,209	—	—	4,023	(209)	—	(3)	57,020

Operating Income (Loss)	207,492	16,652	43,815	7,254	12,625	5,747	(25,497)	268,088

Other Income (Expense):
Derivative gains, net	—	—	—	—	—	—	3,085	3,085
Foreign currency gains, net	28	(12)	—	(56)	(103)	—	2,169	2,026
Other, net	88	—	28	545	—	—	79	740
Equity in Earnings (Losses) of 50% or Less Owned Companies	13,555	—	—	(5)	737	720	—	15,007

Segment Profit	221,163	16,640	43,843	7,738	13,259	6,467

Other Income (Expense) not included in Segment Profit								(16,098)
Less Equity Earnings included in Segment Profit								(15,007)

Income Before Taxes, Minority Interest and Equity Earnings								257,841

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

        This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, industry fleet capacity, consolidation of our customer base, the ongoing need to replace aging vessels, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company's Common Stock, increased competition if the Jones Act is repealed, safety record requirements related to Offshore Marine Services and Aviation Services, changes in foreign and domestic oil and gas exploration and production activity, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality on Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, future phase-out of our single-hull tankers, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and our ability to comply with such regulation and other governmental regulation, changes in NRC's OSRO classification, liability in connection with providing spill response services, effects of adverse weather and river conditions and seasonality on Inland River Services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Service's operations, adequacy of insurance coverage, compliance with government regulation, including environmental laws and regulations, currency exchange fluctuations, the attraction and retention of qualified personnel by the Company and various other matters, many of which are beyond the Company's control and other factors. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those mentioned under "Risks, Uncertainties and Other Factors That May Affect Future Results" in Item 1A of our Form 10-K and "Forward-Looking Statements" in Item 7 of our Form 10-K and SEACOR's periodic reporting on Form 8-K (if any), which we incorporate by reference.

Results of Operations

        The Company's operations are divided into five main business segments—Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services and Environmental Services. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, energy trading activities, various other investments in joint ventures and asset leasing activities.

        The sections below provide an analysis of the Company's operations by business segment for the three months ("Current Year Quarter") and nine months ("Current Nine Months") ended September 30, 2007 as compared to the three months ("Prior Year Quarter") and nine months ("Prior Nine Months") ended September 30, 2006. See "Item 1. Financial Statements—Note 12, Segment Information" included in Part I for consolidating segment tables for each period presented.

  Offshore Marine Services

									Change "07/'06
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
									3 Mos	9 Mos
	2007		2006		2007		2006
	$'000%		$'000%		$'000%		$'000%		%	%
Operating Revenues:
United States	84,139	47	99,285	55	259,392	50	278,668	55

Africa, primarily West Africa	42,870	24	42,444	24	128,158	24	117,600	23
United Kingdom, primarily North Sea	19,487	11	16,348	9	53,269	10	45,165	9
Middle East	13,625	7	8,306	4	36,317	7	23,824	5
Asia	7,035	4	10,198	6	21,286	4	28,936	6
Mexico, Central and South America	12,462	7	3,106	2	23,566	5	13,631	2

Total Foreign	95,479	53	80,402	45	262,596	50	229,156	45

	179,618	100	179,687	100	521,988	100	507,824	100	—	3

Costs and Expenses:
Operating	95,345	53	89,791	50	276,940	53	255,992	50
Administrative and general	13,137	7	10,118	6	38,053	7	33,276	6
Depreciation and amortization	14,069	8	19,353	11	45,108	9	64,273	13

	122,551	68	119,262	67	360,101	69	353,541	69

Gains on Asset Dispositions	13,222	7	10,168	6	60,062	11	53,209	10

Operating Income	70,289	39	70,593	39	221,949	42	207,492	41	—	7

Other Income (Expense):
Foreign currency gains (losses), net	(5)	—	(200)	—	(1,077)	—	28	—
Other, net	4	—	34	—	5	—	88	—
Equity in Earnings of 50% or Less Owned Companies	959	1	1,683	1	7,840	2	13,555	3

Segment Profit	71,247	40	72,110	40	228,717	44	221,163	44	(1)	3

        Operating Revenues – Current Year Quarter compared to Prior Year Quarter.    Operating revenues decreased by $0.1 million in the Current Year Quarter compared to the Prior Year Quarter. A 23% improvement in overall average day rates was offset by a 16% reduction in available days due to net fleet dispositions and a 5% reduction in utilization. Improvements in day rates contributed additional operating revenues of $18.3 million while the net fleet dispositions and decline in fleet utilization reduced operating revenues by $21.8 million. In addition, operating revenues increased $1.3 million due to favorable changes in currency exchange rates and $2.0 million due to other marine services.

        Operating Revenues – Current Nine Months compared to Prior Nine Months.    Operating revenues increased $14.2 million in the Current Nine Months compared to the Prior Nine Months primarily due to a 30% improvement in overall average day rates, partially offset by a 17% reduction in available days due to net fleet dispositions and a 5% reduction in utilization. Improvements in day rates contributed additional operating revenues of $83.9 million while the net fleet dispositions and decline in fleet utilization reduced operating revenues by $76.7 million. In addition, operating revenues increased $4.4 million due to favorable changes in currency exchange rates and $2.4 million due to other marine services.

        Operating Income – Current Year Quarter compared to Prior Year Quarter.    Operating income for the Current Year Quarter included $13.2 million in gains on asset dispositions compared to gains of $10.2 million in the Prior Year Quarter. Excluding the impact of these gains, operating income would have decreased $3.4 million in the Current Year Quarter compared to the Prior Year Quarter primarily due to an increase in operating expenses of $5.6 million. During the Current Year Quarter, the Company was invoiced and recognized $3.9 million for its share of a funding deficit arising from the March 2006 actuarial valuation of the United Kingdom Merchant Navy Officers Pension Fund. In addition, administrative and general costs were higher due to the reversal of a bad debt provision in the Prior Year Quarter and higher legal costs in the Current Year Quarter. Depreciation expense was $5.3 million lower in the Current Year Quarter as a result of vessels reaching the end of their depreciable lives and net fleet dispositions.

        Operating Income – Current Nine Months compared to Prior Nine Months.    Operating income for the Current Nine Months included $60.1 million in gains on asset dispositions compared to gains of $53.2 million in the Prior Nine Months. Excluding the impact of these gains, operating income would have increased $7.6 million in the Current Nine Months compared to the Prior Nine Months primarily due to the overall increase in operating revenues discussed above. These improvements were partially offset by increased wage and benefit costs as a result of a tight labor market, additional UK pension costs noted above and higher rates for repairs and maintenance provided by third parties. Depreciation expense was $19.2 million lower in the Current Nine Months as a result of vessels reaching the end of their depreciable lives and net fleet dispositions.

        Equity in Earnings of 50% or Less Owned Companies.    Equity earnings decreased $0.7 million in the Current Year Quarter compared to the Prior Year Quarter and $5.7 million in the Current Nine Months compared to the Prior Nine Months. During the Current Nine Months, Offshore Marine Services recognized a gain of $4.1 million, net of tax, relating to the sale of its interest in an Egyptian joint venture. During the Prior Nine Months, one of its joint ventures sold a vessel to a third party and the segment's share of the gain was $4.2 million, net of tax. In addition, the Prior Nine Months included a gain of $4.5 million, net of tax, on the sale of its interest in a Mexican joint venture.

        Fleet Count.    The composition of Offshore Marine Services' fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2007
Anchor handling towing supply	16	2	1	2	21
Crew	55	2	23	—	80
Mini-supply	16	—	5	1	22
Standby safety	22	1	—	5	28
Supply	11	—	11	2	24
Towing supply	20	7	2	1	30
Other	10	2	—	—	12

	150	14	42	11	217

2006(1)
Anchor handling towing supply	18	2	2	—	22
Crew	65	2	23	—	90
Mini-supply	20	1	7	1	29
Standby safety	21	1	—	5	27
Supply	15	—	10	—	25
Towing supply	27	10	3	—	40
Other	13	2	—	—	15

	179	18	45	6	248

  (1)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006(1)	2007	2006(1)
Rates Per Day Worked:
Anchor handling towing supply	$33,970	$24,666	$31,840	$20,831
Crew	6,699	6,470	6,534	5,885
Mini-supply	6,205	7,111	6,467	6,004
Standby safety	10,440	9,122	9,904	8,570
Supply	13,396	11,965	13,188	11,356
Towing supply	13,010	9,492	11,405	8,710
Other(1)	11,378	8,893	10,719	7,953
Overall Average Rates Per Day Worked	$11,769	$9,564	$11,304	$8,726
Utilization:
Anchor handling towing supply	89%	85%	90%	88%
Crew	80%	92%	79%	89%
Mini-supply	68%	87%	67%	90%
Standby safety	91%	93%	91%	91%
Supply	92%	81%	89%	78%
Towing supply	90%	86%	87%	87%
Other	86%	72%	82%	76%
Overall Fleet Utilization	84%	88%	82%	87%
Available Days:
Anchor handling towing supply	1,638	1,906	5,158	6,037
Crew	6,817	7,959	21,044	24,619
Mini-supply	1,937	2,392	5,926	7,339
Standby safety	2,021	1,932	5,822	5,733
Supply	2,032	2,499	6,285	8,988
Towing supply	1,996	2,716	6,839	8,429
Other	920	1,196	2,903	3,637

Overall Fleet Available Days	17,361	20,600	53,977	64,782

  (1)
  Certain reclassifications of prior period information have been made to conform to the presentation of the current period.

  Marine Transportation Services

									Change "07/'06
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
									3 Mos	9 Mos
	2007		2006		2007		2006
	$'000%		$'000%		$'000%		$'000%		%	%
Operating Revenues:
U. S. only	27,730	100	35,617	100	84,210	100	110,787	100	(22)	(24)

Costs and Expenses:
Operating	19,207	69	21,017	59	62,921	75	60,552	55
Administrative and general	1,150	4	1,064	3	3,572	4	3,077	3
Depreciation and amortization	9,536	35	10,159	29	29,484	35	30,506	27

	29,893	108	32,240	91	95,977	114	94,135	85

Operating Income (Loss)	(2,163)	(8)	3,377	9	(11,767)	(14)	16,652	15	(164)	(171)

Other Income (Expense):
Foreign currency gains (losses), net	12	—	(3)	—	21	—	(12)	—

Segment Profit (Loss)	(2,151)	(8)	3,374	9	(11,746)	(14)	16,640	15	(164)	(171)

        Operating Revenues – Current Year Quarter compared to Prior Year Quarter.    Operating revenues decreased $7.9 million in the Current Year Quarter compared to the Prior Year Quarter due to increased off-hire time and the conversion of one vessel from time charter to a multi-year bareboat charter. The increased off-hire time was due to one vessel undergoing a retrofit to a double-hull configuration during the entire Current Year Quarter and another vessel reaching its OPA 90 mandated retirement date in March 2007. The off-hire time for these two vessels accounted for 78% of the decrease in operating revenues. The vessel undergoing a retrofit is expected to return to service during the fourth quarter of 2007. Operating revenues for vessels that were operating under time charters in both periods were higher due to improved day rates.

        Operating Revenues – Current Nine Months compared to Prior Nine Months.    Operating revenues decreased $26.6 million in the Current Nine Months compared to the Prior Nine Months due to increased off-hire time, lower contract of affreightment revenue and the conversion of one vessel from time charter to a multi-year bareboat charter. The increased off-hire time was due to two vessels undergoing a retrofit to a double-hull configuration during significant portions of the Current Nine Months and another vessel reaching its OPA 90 mandated retirement date in March 2007. One of the retrofitted vessels returned to service in early June 2007 and the other is expected to return to service during the fourth quarter of 2007. The off-hire time for these three vessels accounted for 87% of the decrease in operating revenues. Operating revenues for vessels that were operating under time charters in both periods were higher due to improved day rates.

        Operating Income (Loss).    Operating results decreased $5.5 million in the Current Year Quarter compared to the Prior Year Quarter and $28.4 million in the Current Nine Months compared to the Prior Nine Months, as a result of the reduction in operating revenues noted above and higher docking costs, partially offset by lower fuel usage and charter-in expense.

        Fleet Count.    As of September 30, 2007 and 2006, Marine Transportation Services owned ten U.S. flag product tankers. One vessel ceased operations during March 2007 having reached its OPA 90 mandated retirement date. The Company is evaluating its commercial options for this vessel.

  Inland River Services

									Change '07/'06
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
									3 Mos	9 Mos
	2007		2006		2007		2006
	$'000%		$'000%		$'000%		$'000%		%	%
Operating Revenues:
U. S. only	32,656	100	38,798	100	87,398	100	109,625	100	(16)	(20)

Costs and Expenses:
Operating	16,234	50	18,563	48	41,595	48	52,607	48
Administrative and general	1,753	5	1,013	2	4,731	5	2,658	2
Depreciation and amortization	4,256	13	3,804	10	12,087	14	10,545	10

	22,243	68	23,380	60	58,413	67	65,810	60

Gains on Asset Dispositions	1,592	5	—	—	7,836	9	—	—

Operating Income	12,005	37	15,418	40	36,821	42	43,815	40	(22)	(16)

Other Income (Expense):
Other, net	—	—	26	—	136	—	28	—
Equity in Earnings of 50% or Less Owned Companies	2,022	6	—	—	5,302	6	—	—

Segment Profit	14,027	43	15,444	40	42,259	48	43,843	40	(9)	(4)

        Operating Revenues.    Operating revenues decreased $6.1 million in the Current Year Quarter compared to the Prior Year Quarter and $22.2 million in the Current Nine Months compared to the Prior Nine Months. These decreases were due to the net reduction in fleet size primarily as a result of the sale or contribution of barges to joint ventures and the return of barges previously operated on a bareboat charter-in agreement. In both the Current Year Quarter and the Current Nine Months, the impact of generally lower rates was substantially offset by higher volumes of cargo carried. Additionally, operating revenues were positively impacted by the 14 tank barges and eight towboats added through the Waxler acquisition in March 2007.

        Operating Income.    Operating income decreased $3.4 million in the Current Year Quarter compared to the Prior Year Quarter and $7.0 million in the Current Nine Months compared to the Prior Nine Months primarily due to the reduction in operating revenues described above partially offset by gains on asset dispositions. The assets acquired through the Waxler acquisition had no significant impact on operating income in either the Current Year Quarter or the Current Nine Months.

        Equity in Earnings of 50% or Less Owned Companies.    Equity earnings in the Current Year Quarter and Current Nine Months resulted from the activities of an Inland River Services' joint venture which owns a fleet of inland river transportation assets and a joint venture that operates a grain and liquid fertilizer storage and handling facility, both of which began operations in the fourth quarter of 2006, and a South American joint venture that owns a fleet of river transportation assets that began operations in the Current Year Quarter.

        Fleet Count.    The composition of Inland River Services' fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2007
Dry Cargo Barges-Open	271	25	5	10	311
Dry Cargo Barges-Covered	453	181	2	143	779
Chemical Tank Barges	53	22	2	—	77
Deck Barges	25	—	—	—	25
Towboats	14	3	—	—	17

	816	231	9	153	1,209

2006(1)
Dry Cargo Barges-Open	296	—	5	10	311
Dry Cargo Barges-Covered	495	—	24	157	676
Chemical Tank Barges	61	—	—	—	61
Deck Barges	2	—	—	—	2
Towboats	7	—	—	—	7

	861	—	29	167	1,057

  (1)
  Certain reclassifications of prior period information have been made to conform to the presentation of the current period.

  Aviation Services

									Change '07/'06
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
									3 Mos	9 Mos
	2007		2006		2007		2006
	$'000%		$'000%		$'000%		$'000%		%	%
Operating Revenues:
U. S.	57,995	93	41,615	95	152,367	93	112,808	96
Foreign	4,454	7	2,184	5	11,376	7	4,348	4

	62,449	100	43,799	100	163,743	100	117,156	100	43	40

Costs and Expenses:
Operating	41,647	67	33,269	76	119,084	73	88,751	76
Administrative and general	4,590	7	3,413	8	13,550	8	11,065	9
Depreciation and amortization	7,015	11	5,264	12	19,695	12	14,109	12

	53,252	85	41,946	96	152,329	93	113,925	97

Gains on Asset Dispositions	4,304	7	1,880	4	6,036	4	4,023	3

Operating Income	13,501	22	3,733	8	17,450	11	7,254	6	262	141

Other Income (Expense):
Foreign currency gains (losses), net	33	—	—	—	32	—	(56)	—
Other, net	86	—	—	—	560	—	545	1
Equity in Earnings (Losses) of 50% or Less Owned Companies	130	—	—	—	163	—	(5)	—

Segment Profit	13,750	22	3,733	8	18,205	11	7,738	7	268	135

        Operating Revenues.    Operating revenues increased $18.7 million in the Current Year Quarter compared to the Prior Year Quarter and $46.6 million in the Current Nine Months compared to the Prior Nine Months. The increase in operating revenues was primarily due to the acquisition of an air medical services business ("EraMed") which accounted for 56% and 59% of the increase in the Current Year Quarter and Current Nine Months, respectively. Operating revenues in Alaska were positively impacted by increased flight hours in support of oil and gas activity and higher rates. In the U.S. Gulf of Mexico, although flight hours were lower, operating revenues increased due to generally better rates as newer equipment was placed in service. International revenues increased as newly delivered aircraft were placed on long-term leases outside of the United States.

        Operating Income.    Operating income in the Current Year Quarter and the Current Nine Months included $4.3 million and $6.0 million, respectively, of gains on asset dispositions compared to gains of $1.9 million and $4.0 million in the Prior Year Quarter and Prior Nine Months, respectively. Excluding the impact of these gains, operating income would have increased $7.3 million in the Current Year Quarter compared to the Prior Year Quarter and $8.2 million in the Current Nine Months compared to the Prior Nine Months. These increases were due to the improvement in operating revenues noted above partially offset by higher operating expenses and depreciation charges. Wage and benefit costs were higher due to the EraMed acquisition and wage increases in the U.S Gulf of Mexico. Additionally, repair and maintenance costs, fuel costs and depreciation charges were higher primarily as a result of the impact of EraMed and net aircraft additions. Operating income also improved due to hurricane related insurance recoveries.

        Fleet Count.    At September 30, 2007, Aviation Services operated 38 aircraft in its air medical operation and had 15 aircraft operating outside of the United States under leases to third parties. The composition of Aviation Services' fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2007
Light Helicopters	78	4	21	15	118
Medium Helicopters	43	—	3	6	52
Heavy Helicopters	3	—	—	—	3

	124	4	24	21	173

2006
Light Helicopters	60	—	14	—	74
Medium Helicopters	41	—	—	—	41
Heavy Helicopters	3	—	—	—	3

	104	—	14	—	118

  (1)
  Excludes 4 and 12 helicopters removed from service as of September 30, 2007 and 2006, respectively.

  Environmental Services

									Change '07/'06
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
									3 Mos	9 Mos
	2007		2006		2007		2006
	$'000%		$'000%		$'000%		$'000%		%	%
Operating Revenues:
U. S.	29,829	71	30,962	80	73,586	73	85,643	83
Foreign	12,458	29	7,923	20	27,361	27	18,111	17

	42,287	100	38,885	100	100,947	100	103,754	100	9	(3)

Costs and Expenses:
Operating	30,316	72	26,370	68	74,674	74	73,223	71
Administrative and general	5,931	14	5,931	15	15,555	15	15,492	15
Depreciation and amortization	1,096	2	731	2	3,105	3	2,205	2

	37,343	88	33,032	85	93,334	92	90,920	88

Gains (losses) on Asset Dispositions	75	—	6	—	(74)	—	(209)	—

Operating Income	5,019	12	5,859	15	7,539	8	12,625	12	(14)	(40)

Other Income (Expense):
Foreign currency gains (losses), net	(69)	—	(39)	—	9	—	(103)	—
Other, net	1	—	—	—	—	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(17)	—	374	1	130	—	737	1

Segment Profit	4,934	12	6,194	16	7,678	8	13,259	13	(20)	(42)

        Operating Revenues – Current Year Quarter compared to the Prior Year Quarter.    Operating revenues increased $3.4 million in the Current Year Quarter compared to the Prior Year Quarter due to increased project management and consulting activities and higher equipment sales, partially offset by lower revenues for retainer and spill response services. The increase in project management and consulting activity revenues was primarily due to the results of acquisitions and the expansion of services internationally. Spill response revenues decreased $2.1 million as the Prior Year Quarter included revenue from a major oil spill response event in Lake Charles, LA, partially offset by a significant oil spill response event in Puerto Rico in the Current Year Quarter.

        Operating Revenues – Current Nine Months compared to the Prior Nine Months.    Operating revenues decreased $2.8 million in the Current Nine Months compared to the Prior Nine Months primarily due to lower revenues from spill response activities partially offset by increased revenues from project management and consulting activities. Spill response revenues decreased $18.2 million as the Prior Nine Months included revenue from a major oil spill response event in Lake Charles, LA, partially offset by a significant oil spill response event in Puerto Rico in the Current Nine Months. The increase in project management and consulting activity revenues was primarily due to the results of acquisitions and the expansion of services internationally.

        Operating Income.    Operating income decreased $0.8 million in the Current Year Quarter compared to the Prior Year Quarter and $5.1 million in the Current Nine Months compared to the Prior Nine Months primarily due to lower operating income from spill response activities.

  Other Segment Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change '07/'06
	2007	2006	2007	2006	3 Mos	9 Mos
	$'000	$'000	$'000	$'000%		%
Harbor and Offshore Towing Services	421	1,881	1,391	5,755	(78)	(76)
Other Activities	495	(6)	261	(8)	8,333	3,363
Equity in Earnings (Losses) of 50% or Less Owned Companies	89	550	(3)	720	(84)	(100)

Segment Profit	1,005	2,425	1,649	6,467	(59)	(75)

        Harbor and Offshore Towing Services.    Segment results decreased in the Current Year Quarter and the Current Nine Months compared to the Prior Year Quarter and the Prior Nine Months primarily due to higher drydock, insurance and wage costs.

  Corporate and Eliminations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change '07/'06
	2007	2006	2007	2006	3 Mos	9 Mos
	$'000	$'000	$'000	$'000%		%
Corporate Expenses	(8,458)	(7,910)	(24,421)	(25,514)	7	(4)
Eliminations	5	5	17	17	—	—

Operating Loss	(8,453)	(7,905)	(24,404)	(25,497)	7	(4)

Other Income (Expense):
Derivative gains, net	5,273	2,813	5,311	3,085	87	72
Foreign currency gains, net	344	892	1,201	2,169	(61)	(45)
Other, net	(807)	57	(939)	79	(1,516)	(1,289)

        Corporate Expenses.    Corporate expenses decreased $1.1 million in the Current Nine Months compared to the Prior Nine Months primarily due to lower legal and professional fees.

        Derivative gains, net.    Derivative gains, net increased $2.5 million in the Current Year Quarter compared to the Prior Year Quarter and $2.2 million in the Current Nine Months compared to the Prior Nine Months primarily due to increased net gains on various currency positions and an interest rate swap which terminated in the first quarter of 2007.

  Other Income (Expense) not included in Segment Profit (Loss)

					Change '07/'06
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					3 Mos	9 Mos
	2007	2006	2007	2006
	$'000	$'000	$'000	$'000%		%
Interest income	11,274	10,279	34,954	26,501	10	32
Interest expense	(10,855)	(13,307)	(36,231)	(40,222)	18	10
Marketable security gains (losses), net	11,960	4,549	(2,158)	(2,377)	163	9

	12,379	1,521	(3,435)	(16,098)	714	79

        Interest Income.    Interest income increased in the Current Year Quarter and Current Nine Months compared to the Prior Year Quarter and Prior Nine Months primarily due to higher interest rates and higher average invested balances.

        Interest Expense.    Interest expense decreased in the Current Year Quarter and Current Nine Months compared to the Prior Year Quarter and Prior Nine Months primarily due to higher capitalized interest and lower outstanding debt.

        Marketable security gains (losses), net.    Marketable security gains, net increased in the Current Year Quarter compared to the Prior Year Quarter and marketable security losses, net decreased in the Current Nine Months compared to the Prior Nine Months primarily resulting from gains on short sales of marketable equity securities.

Liquidity and Capital Resources

  General

        The Company's ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase its Common Stock or purchase other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company's revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of Common Stock, preferred stock, or a combination thereof.

  Summary of Cash Flows

	For the Nine Months Ended September 30,
	2007	2006
	$'000	$'000
Cash flows provided by or (used in):
Operating Activities	262,134	235,904
Investing Activities	(170,323)	(167,633)
Financing Activities	(170,624)	(59,541)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	867	1,320

Net Increase (Decrease) in Cash and Cash Equivalents	(77,946)	10,050

  Operating Activities

        Cash flows provided by operating activities increased in the Current Nine Months compared to the Prior Nine Months primarily due to favorable changes in working capital partially offset by lower operating income before depreciation and asset sales.

  Investing Activities

        Cash flows used in investing activities increased in the Current Nine Months compared to the Prior Nine Months primarily from increased capital expenditures, increased investments in business acquisitions and joint ventures and increased purchases of securities. These additional uses of cash were partially offset by increased proceeds from sales of securities and assets and lower deposits into construction reserve funds.

        Capital expenditures were $426.7 million during the Current Nine Months. Excluding equipment from business acquisitions, equipment deliveries during the period included 13 offshore services vessels, 40 dry cargo hopper barges, 18 deck barges, 19 helicopters and three harbor tugs.

        During the Current Nine Months, the Company sold 30 offshore services vessels, 118 dry cargo hopper barges, three tank barges, one towboat, seven helicopters, construction contracts and other equipment for an aggregate consideration of $305.2 million and recognized net gains of $74.3 million.

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

        As of September 30, 2007, construction reserve funds of $373.2 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Nine Months, construction reserve fund account transactions included withdrawals of $36.6 million, deposits of $64.1 million and earned interest of $14.0 million.

        The Company's unfunded capital commitments as of September 30, 2007, consisted primarily of offshore services vessels, harbor tugs, helicopters, barges and capital improvements to certain of its existing marine transportation fleet and totaled $527.5 million, of which $109.1 million is payable during the remainder of 2007 and the balance payable through 2010. Of these commitments, approximately $122.6 million may be terminated without further liability other than the payment of liquidated damages of $10.1 million in the aggregate. Subsequent to the end of the Current Year Quarter, the Company committed to purchase additional property and equipment for $8.7 million.

  Financing Activities

        Cash flows used in financing activities increased in the Current Nine Months compared to the Prior Nine Months primarily due to increased repurchases of Common Stock and reduced proceeds from the issuance of long-term debt, partially offset by lower payments on long-term debt and capital lease obligations.

        During the Current Nine Months, the Company acquired 1,762,980 shares of Common Stock for treasury for an aggregate purchase price of $158.3 million. On July 31, 2007, SEACOR's Board of Directors increased the Company's repurchase authority to $100.0 million. As of September 30, 2007, repurchase authority of $64.4 million granted by SEACOR's Board of Directors remained available for acquisition of additional shares of Common Stock, SEACOR's 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, its 2.875% Convertible Debentures due 2024 and the 9.5% senior notes of Seabulk International, Inc. ("Seabulk"), a subsidiary of SEACOR, due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

        Subsequent to September 30, 2007, the Company acquired 93,000 shares of Common Stock for treasury for an aggregate purchase price of $8.6 million.

        During the Current Nine Months, the Company made principal payments on long-term debt and capital lease obligations of $17.1 million.

        On July 3, 2007, the Company's unsecured revolving credit facility was amended to increase availability thereunder by $150.0 million, bringing the maximum available for borrowing to $450.0 million. As of September 30, 2007, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $448.6 million, net of issued letters of credit of $1.4 million. In addition, the Company had other outstanding letters of credit totaling $43.6 million with various expiration dates through 2010.

  Short and Long-Term Liquidity Requirements

        The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company's working capital requirements and contribute toward defraying costs of its capital expenditure program. As in the past and in further support of the Company's capital expenditure program, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

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

Contingencies

        In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the Company believes it has meritorious defenses against these claims, management has used estimates in determining the Company's potential exposure and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company's consolidated financial position or results of operations.

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

        Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, Seabulk, a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control ("OFAC") of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk's vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

        Marine Transportation Services had one of its tankers retrofitted to a double-hull configuration and has another tanker currently undergoing such a retrofit to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work has been and is being completed in a foreign shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center ("NVDC") of the U.S. Coast Guard, which administers the U.S.-build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofit in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers' eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., an operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the Coast Guard to reverse the NVDC's May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S. coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America,  Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC's determination and direct the Coast Guard to revoke the coastwise license of the tanker whose retrofit has been completed. We believe the NVDC's determination was correct and in accord with the Coast Guard's long-standing regulations and interpretations. We have intervened in the action and intend to assist the Coast Guard in defending the NVDC's determination.

        Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund ("MNOPF"). Under the direction of a court order, any deficit of the MNOPF is to be remedied through future funding contributions from all participating employers. The Company's participation relates to officers employed between 1978 and 2002 by SEACOR's Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company's allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company's allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

New Accounting Pronouncements

        On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations. The Company accounts for interest and penalties relating to uncertain tax positions in its income tax provision. The Internal Revenue Service is currently examining the Company's U.S. federal income tax returns filed for the years ended December 31, 2005 and 2004.

        On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There has been no significant change in the Company's exposure to market risk during the Current Year Quarter except as described below.

        As of September 30, 2007, the Company held positions in short sales of marketable equity securities with a fair value of $97.9 million. The Company's short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of September 30, 2007 would reduce income and comprehensive income by $6.4 million, net of tax. Additionally, a certain joint venture, of which the Company owns a 50% interest, held positions in short sales of marketable equity securities with a fair value of $12.2 million as of September 30, 2007. The joint venture's short sales of marketable equity securities are positions in the transportation business. A 10% increase in the value of the equity securities underlying the short sale positions of the joint venture as of September 30, 2007 would reduce the Company's income and comprehensive income by $0.4 million, net of tax.

        The Company has entered into and settled various positions in foreign currency forward exchange, option and futures contracts with respect to British Pounds Sterling, Euros, Japanese Yen, Indian Rupees, South African Rand, United Arab Emirates Dirham, Taiwanese Dollars, Kuwaiti Dinar, Malaysian Ringgit and Singapore Dollars. These contracts enable the Company to buy these currencies in the future at fixed exchange rates which could offset possible consequences of changes in foreign currency exchange rates of the Company's business transactions conducted in Europe, the Middle East, the Far East and Africa. Certain of the foreign currency forward contracts with a notional value of €132.5 million have been designated as fair value hedges for capital commitments. During the Current Nine Months, the Company recognized net derivative gains of $4.3 million and reduced its capital commitment obligations by $12.5 million as a result of these foreign currency contracts.

ITEM 4.    CONTROLS AND PROCEDURES

        With the participation of the Company's principal executive officer and principal financial officer management evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2007. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)
July 1 — 31, 2007	346,600	$88.586	346,600	$99,947,392
August 1 — 31, 2007	380,300	$83.016	380,300	$68,376,268
September 1 — 30, 2007	43,000	$92.108	43,000	$64,415,612

Total	769,900		769,900

  (1)
  Since February 1997, the Board of Directors authorized, in the aggregate, the repurchase of $605.1 million of Common Stock, debt or combination thereof. Through September 30, 2007, the Company has repurchased $462.5 million and $78.2 million of Common Stock and debt, respectively.

  (2)
  On July 31, 2007, SEACOR's Board of Directors increased the repurchase authority to $100.0 million.

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

SEACOR HOLDINGS INC. (REGISTRANT)
DATE: November 2, 2007	By:	/s/ CHARLES FABRIKANT Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
DATE: November 2, 2007	By:	/s/ RICHARD RYAN Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.