Form 10-K
period 2007-12-31
SEACOR HOLDINGS INC /NEW/
filed 2008-02-29
CIK 859598

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant's telephone number, including area code (954)-523-2200

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2007 was approximately $1,941,802,000 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 22, 2008 was 22,585,381.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the end of the Registrant's last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.
FORM 10-K
TABLE OF CONTENTS

	PART I
Item 1.	Business	1
	General	1
	Segment and Geographic Information	2
	Offshore Marine Services	2
	Marine Transportation Services	8
	Inland River Services	10
	Aviation Services	13
	Environmental Services	16
	Other	18
	Government Regulation	18
	Industry Hazards and Insurance	22
	Employees	22
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
	Executive Officers of the Registrant	32
	PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
	Market for the Company's Common Stock	33
	Performance Graph	34
	Issuer Repurchases of Equity Securities and Debt	35
Item 6.	Selected Financial Data	36
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
	Overview	37
	Consolidated and Business Segment Results of Operations	38
	Liquidity and Capital Resources	52
	Effects of Inflation	57
	Contingencies	57
	Related Party Transactions	58
	Critical Accounting Policies and Estimates	58
	New Accounting Pronouncement	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	65
Item 9B.	Other Information	65
	PART III
Item 10.	Directors and Executive Officers of the Registrant	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions	66
Item 14.	Principal Accountant Fees and Services	66
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	67

FORWARD-LOOKING STATEMENTS

        Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors). In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words "anticipate," "estimate," "expect," "project," "intend," "believe," "plan," "target," "forecast" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward- looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its 10-Q and 8-K reports to the Securities and Exchange Commission.

PART I

ITEM 1.    BUSINESS

General

        Unless the context indicates otherwise, the terms "we," "our," "ours," "us" and the "Company" refer to SEACOR Holdings Inc. and its consolidated subsidiaries. "SEACOR" refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. "Common Stock" refers to the common stock, par value $.01 per share, of SEACOR. The Company's fiscal year ended on December 31, 2007.

        The Company is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or "coastwise" trade. In addition, the Company operates a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. The Company's environmental services segment provides oil spill response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

        SEACOR's principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and the telephone number is (954) 523-2200. SEACOR's website address is www.seacorholdings.com.

        The Company's Corporate Governance policies, including the Board of Directors' Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are made available, free of charge, on the Company's website or in print for shareholders.

        All of the Company's periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through the Company's website, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available through the Company's website as soon as reasonably practicable after the Company electronically files such reports or amendments with the SEC. They are also available to be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information.

Segment and Geographic Information

        The Company's operations are divided into five main business segments: Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, and Environmental Services. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, energy trading activities, various other investments in joint ventures and asset leasing activities. Marine Transportation Services and Harbor and Offshore Towing Services were acquired as a result of the acquisition of Seabulk International, Inc. ("Seabulk") on July 1, 2005 through a merger with a wholly-owned subsidiary of SEACOR (the "Seabulk Merger"). Financial data for segment and geographic areas is reported in Part IV "Note 16. Major Customers and Segment Data" of this Annual Report on Form 10-K.

Offshore Marine Services

  Business

        Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and oil spill response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 51%, 52% and 50% of consolidated revenues in 2007, 2006 and 2005, respectively.

  Equipment and Services

        The following tables identify the types of vessels that make up the Offshore Marine Services' fleet as of December 31 in the indicated years. "Owned" are those majority owned by the Company. "Joint Ventured" are those owned by entities in which the Company does not have a controlling interest. "Leased-in" are generally those that have been sold to an institutional lessor and then leased back to the Company. "Pooled" are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues or results of operations of certain vessels owned by Offshore Marine Services based upon an agreed formula. "Managed" are owned by entities not affiliated with the Company but are operated by Offshore Marine Services for a fee. See Glossary of Vessel Types below for an explanation of the services they perform.

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2007
Anchor handling towing supply	15	1	2	2	20
Crew	52	2	23	—	77
Mini-supply	15	—	5	1	21
Standby safety	23	1	—	5	29
Supply	13	—	10	2	25
Towing supply	13	4	2	2	21
Other	10	3	—	—	13

	141	11	42	12	206

2006
Anchor handling towing supply	18	2	2	—	22
Crew	59	2	23	—	84
Mini-supply	17	1	5	1	24
Standby safety	21	1	—	5	27
Supply	12	—	12	—	24
Towing supply	27	9	3	—	39
Other	12	2	—	—	14

	166	17	45	6	234

2005
Anchor handling towing supply	24	3	2	—	29
Crew	75	3	23	—	101
Mini-supply	22	1	7	1	31
Standby safety	21	1	—	5	27
Supply	32	4	8	—	44
Towing supply	31	19	3	—	53
Other	14	2	—	—	16

	219	33	43	6	301

(1)
Excludes 3 Owned vessels removed from service in 2005.

        The following table indicates average fleet age in years as of December 31:

	2007	2006	2005
Including standby safety vessels	15.5	16.4	16.9
Excluding standby safety vessels	12.8	14.3	15.5

  Glossary of Vessel Types

        Anchor handling towing supply ("AHTS") vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower ("bhp"), size of winch in terms of "line pull" and wire storage capacity. Offshore Marine Services' fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning ("DP") systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

        Crew boats are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. Historically, crew boats transported people and were also used to deliver "light" cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field stand-by vessels, moving personnel between platforms and providing emergency stand-by services. Crew boats built prior to 1990 are generally 100 to 130 feet in length and are capable of 20 knots in light conditions and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels ("FSVs"), range from 130 to 200 feet in length and are capable of between 25 and 35 knots. Modern FSVs have enhanced cargo carrying capacities, including the capacity to support drilling operations. Vessels supporting deep water drilling are usually equipped with DP capabilities.

        Mini-supply vessels are generally less than 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling support activities and production support.

        Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.

        Supply vessels and towing supply vessels are generally more than 165 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: "dwt"), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, certain supply vessels have DP capabilities. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4-8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work.

        Other includes geophysical, accommodation, anchor handling tugs, line handling, lift boats and other vessels. These vessels generally have specialized features adapting them to specific applications. Special project activities include well stimulation, seismic data gathering, freight hauling services and accommodation services.

  Markets

        The demand for vessels is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors including:

  •
  expectations as to future oil and gas commodity prices

  •
  customer assessments of offshore drilling prospects compared to land-based opportunities

  •
  customer assessments of cost, geological opportunity and political stability in host countries

  •
  worldwide demand for oil and natural gas

  •
  the ability of The Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing

  •
  the level of production of non-OPEC countries

  •
  the relative exchange rates for the U.S. dollar

  •
  various U.S. and international government policies regarding exploration and development of oil and gas reserves

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of current market conditions.

        Offshore Marine Services operates vessels in six principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth vessel types by geographic market as of December 31 in the indicated years. Offshore Marine Services sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in certain foreign markets. This allows for the expansion of Offshore Marine Services' fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

	2007	2006	2005
United States:
Anchor handling towing supply	12	11	9
Crew	49	61	70
Mini-supply	19	22	28
Supply	9	9	23
Towing supply	4	4	5
Other	2	—	—

	95	107	135

Africa, primarily West Africa:
Anchor handling towing supply	6	7	6
Crew	12	12	13
Supply	5	8	10
Towing Supply	11	18	20
Other	3	3	4

	37	48	53

United Kingdom, primarily North Sea:
Anchor handling towing supply	—	—	1
Standby safety	29	27	27

	29	27	28

Middle East:
Crew	4	3	6
Supply	5	4	3
Towing supply	3	10	11
Other	7	9	10

	19	26	30

Asia:
Anchor handling towing supply	2	3	8
Crew	4	5	3
Mini-supply	—	1	1
Supply	1	1	1
Towing Supply	3	4	3
Other	—	1	2

	10	15	18

Mexico, Central and South America:
Anchor handling towing supply	—	1	5
Crew	8	3	9
Mini-supply	2	1	2
Supply	5	2	7
Towing supply	—	3	11
Other	1	1	1

	16	11	35

Other Foreign:
Towing supply	—	—	2

	—	—	2

Total Foreign Fleet	111	127	166

Total Fleet	206	234	301

        United States.    At December 31, 2007, 95 vessels were operating in the U.S. Gulf of Mexico, including 55 owned, 36 leased-in, three joint ventured and one pooled. Offshore Marine Services' expertise in this market is deepwater anchor handling with its fleet of AHTS vessels, and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf activity and the developing deepwater market. The shelf market is highly price sensitive and quickly impacted by movements in commodity prices. The deepwater market offers longer term projects with greater emphasis by customers on vessel specifications and features in addition to price.

        Africa, primarily West Africa.    At December 31, 2007, 37 vessels were operating in West Africa, including 24 owned, six leased-in, three joint ventured and four managed. Offshore Marine Services operates primarily in Angola, servicing large-scale, multi-year projects for major oil companies. The remainder of vessels in this region operate from ports in Nigeria, the Republic of the Congo, Cameroon, Gabon, Equatorial Guinea and South Africa.

        United Kingdom, primarily North Sea.    At December 31, 2007, 29 vessels were operating in the North Sea, including 23 owned, one joint ventured and five managed. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to "stand by" to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation.

        Middle East.    At December 31, 2007, 19 vessels were operating in the Middle East region, including 18 owned and one joint ventured. Offshore Marine Services' vessels operating in this area generally support activities in countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar, Saudi Arabia and India. Offshore Marine Services competes with a large number of local and international companies in this region.

        Asia.    At December 31, 2007, ten vessels were operating in Asia, including seven owned and three joint ventured. Offshore Marine Services' vessels operating in this area generally support exploration programs. To date, Offshore Marine Services' largest markets in this area have been Vietnam and Indonesia. Offshore Marine Services competes with a large number of local and international companies in this region.

        Mexico, Central and South America.    At December 31, 2007, 16 vessels were operating in Mexico, Central and South America, including 14 owned and two managed. Offshore Marine Services' primary markets in this region are Mexico and Brazil. In both areas, Offshore Marine Services operates through local companies registered to do business in the country and benefits from certain national flag preferences.

  Customers and Contractual Arrangements

        Offshore Marine Services' principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services' customer base. In 2007 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 38% of Offshore Marine Services' operating revenues. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services' results of operations.

        The Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under bareboat charter agreements, Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charters and bareboat charters are recorded and recognized as service is provided.

  Competitive Conditions

        Each of the markets in which Offshore Marine Services operates is highly competitive. The most important competitive factors are pricing and the availability and specifications of equipment to fit customer requirements. Other important factors include service, reputation, flag preference, local marine operating conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of moving equipment from one geographical location to another.

        Offshore Marine Services has numerous competitors in each of the geographical regions in which it operates, ranging from international companies that operate in many regions to smaller local companies that typically concentrate their activities in one specific region.

  Risks of Foreign Operations

        For the years ended December 31, 2007, 2006 and 2005 approximately 52%, 46% and 50%, respectively, of Offshore Marine Services' operating revenues were derived from foreign operations. Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Offshore Marine Services. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on the Company's financial condition and results of operations.

Marine Transportation Services

  Business

        As of December 31, 2007, Marine Transportation Services operated a fleet of ten owned U.S.-flag tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic or coastwise trade. Additionally, Marine Transportation Services managed one vessel on behalf of a third party. This segment contributed 9%, 11% and 7% of consolidated revenues in 2007, 2006 and 2005, respectively. Subsequent to December 31, 2007, Marine Transportation Services sold two of its U.S.-flag tankers to third parties for scrapping.

  Equipment and Services

        The Oil Pollution Act of 1990 ("OPA 90") prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the

International Maritime Organization ("IMO"). The table below sets forth the Marine Transportation Services' fleet as of December 31, 2007.

Name of Vessel	Capacity in barrels	Tonnage in "dwt"(1)	OPA 90 Retirement date	Type
Seabulk Trader(2)	294,000	48,700	None	Double-hull
Seabulk Challenge(2)	294,000	48,700	None	Double-hull
HMI Brenton Reef	341,000	45,000	None	Double-hull
Seabulk Energy	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Seabulk Mariner	340,000	46,000	None	Double-hull
Seabulk Pride	340,000	46,000	None	Double-hull
Seabulk Power(3)	260,000	36,600	2008	Single-hull
Seabulk Magnachem(3)	297,000	39,300	2007	Double-bottom
Seabulk America	297,000	46,300	2015	Double-bottom

(1)
Dead weight tons or "dwt".

(2)
Vessels have been retrofitted to a double-hull configuration.

(3)
Vessels were sold to third parties during the first quarter of 2008 for scrapping.

  Markets

        Petroleum Product Transportation.    In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts, as well as transport crude and product between Alaska and the Pacific coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980 as vessels have reached the end of their useful lives or are being retired due to OPA 90 requirements. In addition, the cost of new vessel construction in the United States (a requirement to operate in the U.S. domestic coastwise trade) has substantially increased.

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

  Customers and Contractual Arrangements

        The primary purchasers of petroleum product transportation services are multi-national oil and gas companies, refining companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment or other transportation agreements tailored to the shipper's requirements. In 2007, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Marine Transportation Services accounted for approximately 99% of its operating revenues. The loss of one or a few of these customers could have a material adverse effect on Marine Transportation Services' results of operations.

        Under a time charter Marine Transportation Services provides a vessel and is responsible for all operating expenses, typically excluding fuel. Under bareboat charter agreements, Marine Transportation Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charters and bareboat charters are recorded and recognized as service is provided.

        Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized based on the percentage of voyage completion computed on the basis of the number of voyage days worked at the relevant reporting date divided by the total number of days expected to complete the entire voyage.

  Competitive Conditions

        The markets in which the Marine Transportation Services fleet operates are highly competitive. Primary direct competitors are other operators of U.S.-flag ocean-going tank vessels and chemical carriers, operators of articulated tug and barge units and operators of refined product pipelines. The U.S. "Jones Act" shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age and vessel availability to fit customer requirements as well as the requirement in certain areas to operate double-hull vessels.

Inland River Services

  Business

        Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry's newest fleets of dry cargo and liquid tank barges transporting agricultural, industrial, chemical and petrochemical products on the U.S. inland waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the U.S. Gulf Intracoastal waterways. Inland River Services also owns towboats used for moving barges, fleeting operations used in barge loading and unloading activities and deck barges for specialized projects. It also manages barges for third parties.

        Inland River Services contributed 9%, 11% and 13% of consolidated operating revenues in 2007, 2006 and 2005, respectively.

  Equipment and Services

        The following table sets forth the number of dry cargo barges, liquid tank barges, deck barges and towboats owned and/or operated by Inland River Services.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2007
Dry cargo barges-open	213	97	5	3	318
Dry cargo barges-covered	395	125	2	145	667
Liquid tank barges	49	22	2	—	73
Deck barges	26	—	—	—	26
Towboats	13	4	—	—	17

	696	248	9	148	1,101

2006
Dry cargo barges-open	290	8	5	10	313
Dry cargo barges-covered	512	56	4	155	727
Liquid tank barges	42	19	—	—	61
Deck barges	7	—	—	—	7
Towboats	7	—	—	—	7

	858	83	9	165	1,115

2005
Dry cargo barges-open	285	—	—	11	296
Dry cargo barges-covered	470	—	182	191	843
Liquid tank barges	44	—	—	—	44
Deck barges	—	—	—	—	—
Towboats	7	—	—	—	7

	806	—	182	202	1,190

        Inland barges are unmanned and are moved on the U.S. inland waterways by vessels known in the trade as "towboats." The combination of a towboat and dry cargo barges is commonly referred to as a "tow." The Inland River Services dry cargo fleet consists of open and covered hopper barges. Open hopper barges are used to transport commodities that are not sensitive to water such as coal, aggregate and scrap. Covered hopper barges are more versatile because they can also carry water sensitive products, such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in the Inland River Services' fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull size of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. inland waterways, the number of barges included in tows and the quantity of cargo that is loaded in the barges.

        Inland River Services generally charges a price per ton for point to point transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo and thereafter pay a per diem demurrage rate for extra time. From time to time, dry cargo barges may be used for storage for a period prior to delivery. Inland River Services contracts with third parties to provide towing services to move its dry cargo barges on a spot basis. Towing prices are market driven with prices typically higher during periods of peak movement. In addition, towing prices may rise in response to higher costs of fuel and wages for vessel personnel.

        Typical dry cargo voyage activity requires shifting a clean, empty barge from a fleeting location to a loading facility. The barge is then moved from the loading location and assembled into a tow before proceeding to its next destination. After unloading, it is shifted to a fleeting area for cleaning and repair, if needed, before being moved again into a load position. Typically, grain cargos move southbound and non-grain cargos move northbound. Generally, Inland River Services attempts to coordinate the logistical match-up of northbound and southbound movements of cargo to minimize repositioning costs.

        Inland River Services' fleet of 10,000 barrel liquid tank barges transports liquid bulk commodities such as lube oils, solvents and glycols. The operation and chartering arrangements for these barges are similar to those of the dry cargo barges described above and are currently provided to Inland River Services by a third party.

        Inland River Services' fleet of 30,000 barrel liquid tank barges are normally chartered out as "unit tows" consisting of two to four barges along with a towboat working in patterns prescribed by the customer. Inland River Services is responsible for providing manpower for the towboats working in such operations.

        Inland River Services also owns a "fleeting operation," which is a staging area for grouping barges in preparation for movements up and down the river and a holding area for barges waiting to load and unload cargo. This fleeting operation is managed by a third party.

        Inland River Services has a 50% interest in a joint venture which owns a fleet of inland marine transportation assets with a view toward generating cash returns that may be enhanced by entering into strategic positions in marketable securities and commodity futures. Under the terms of the joint venture agreement and until October 31, 2009, Inland River Services has agreed to offer the joint venture the option to invest in any new dry cargo and liquid tank barges that Inland River Services acquires, subject to certain exceptions.

        Inland River Services has a 50% interest in a joint venture that operates a grain and fertilizer storage and handling facility in McLeansboro, Illinois.

        During the first quarter of 2007, the Company acquired all of the assets and certain liabilities of Waxler Transportation Company, Inc, and Waxler Towing Company, Incorporated (collectively referred to as "Waxler"), as well as certain assets from Waxler affiliates. Acquired assets included 14 liquid tank barges and eight towboats. In addition, the Company assumed leases on two other liquid tank barges.

        During the first quarter of 2007, Inland River Services entered into a 50-50 joint venture with a third party in South America to operate four towboats and 72 dry cargo barges on the Parana-Paraguay Rivers.

The joint venture was capitalized through equity contributions by the partners and bank debt. During 2007, Inland River Services sold four towboats and 61 open dry cargo barges to the joint venture.

        During the fourth quarter of 2007, Inland River Services entered into a joint venture to construct and operate four 98,000 barrel tanks for a tank farm and handling facility in Sauget, Illinois. This facility is a multi-modal supporting truck, rail, unit trains and barges. Inland River Services owns 67% of the joint venture and the first tanks are projected to be operational during the first half of 2008.

  Markets

        The market for Inland River Services is driven by supply and demand economics, which impacts prices, margins achieved and utilization of Inland River Services' assets. The relationship between supply and demand reflects many factors, including:

  •
  the level of domestic and international production of the basic agricultural products to be transported (in particular the yields from grain harvests)

  •
  the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets

  •
  domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities

  •
  strength or weakness of the U.S. Dollar

  •
  the cost of ocean freight and the cost of fuel

        Within the U.S., other local factors also have an effect on pricing and margins, including:

  •
  the supply of barges available to move the products

  •
  the cost of qualified wheelhouse personnel

  •
  the ability to position the barges to maximize efficiencies and utility in moving cargos both northbound and southbound

  •
  the cost of alternative forms of transportation (primarily rail)

  •
  general operating logistics on the river network including size and operating status of locks and dams

  •
  the effect of river levels on the loading capacities of the barges in terms of draft restrictions

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

  Customers and Contractual Arrangements

        The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2007 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 48% of Inland River Services' revenues in 2007. The loss of one or a few of its customers would likely not have a material adverse effect on Inland River Services' results of operations.

        Most of Inland River Services' dry cargo barges are employed under contracts of affreightment that can vary in duration, ranging from one voyage to several years. For longer term contracts, base rates may be adjusted in response to changes in fuel prices and operating expenses. Some longer term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. Some barges are bareboat chartered-out to third parties for a fixed payment of hire per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years.

        Inland River Services' 10,000 barrel liquid tank barges are either chartered out on term contracts ranging from one to five years or marketed on the spot market.

        Inland River Services' 30,000 barrel liquid tank barges are marketed primarily as unit tows under term contracts ranging from one to five years.

  Competitive Conditions

        Generally, Inland River Services believes the primary barriers to effective competitive entry into the U.S. inland waterways markets are the complexity of operations, the consolidation of the inland river towing industry and the difficulty in assembling a large enough fleet and an experienced staff to operate efficiently in the execution of voyages and to re-position barges effectively to optimize their use. The primary competitive factors among established operators are price, availability and reliability of barges and having equipment of a suitable type and condition for a specific cargo.

        The Company believes there are four major domestic companies that each operate over 2,000 dry cargo barges, with one of those operating over 3,000 barges. There are also four mid-sized barge companies that operate more than 500 but less than 1,000 barges. While Inland River Services' main competitors are other barge lines, railroads also compete for traffic that might otherwise move on the U.S. inland waterways.

        The Company believes there are five domestic companies that operate over 150 liquid tank barges each. These companies control approximately 64% of the equipment in the liquid cargo market.

Aviation Services

  Business

        Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, transportation services to hospitals ("Air Medical Services") and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft and a regional airline at its fixed base operation ("FBO") at Ted Stevens Anchorage International Airport. It also leases helicopters to third parties, provides aircraft and flight crews under contracts and manages customer-owned aircraft. Aviation Services contributed 16%, 12% and 14% of consolidated operating revenues in 2007, 2006 and 2005, respectively.

  Equipment and Services

        At December 31, 2007, Aviation Services controlled a fleet of 171 helicopters including 127 owned, 18 leased-in, 22 managed and four joint ventured. Of these, 129 were located in the United States and 16 were located in foreign jurisdictions. Aviation Services operates a Federal Aviation Administration ("FAA") approved maintenance repair station in Lake Charles, Louisiana and is a factory approved service facility for Bell Helicopter, American Eurocopter and Turbomeca.

        The composition of Aviation Services' fleet as of December 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2007
Light helicopters—single engine	49	4	8	—	61
Light helicopters—twin engine	31	—	7	15	53
Medium helicopters	44	—	3	7	54
Heavy helicopters	3	—	—	—	3

	127	4	18	22	171

2006
Light helicopters—single engine	43	—	14	—	57
Light helicopters—twin engine	24	—	—	—	24
Medium helicopters	39	—	—	—	39
Heavy helicopters	3	—	—	—	3

	109	—	14	—	123

2005
Light helicopters—single engine	37	—	14	—	51
Light helicopters—twin engine	18	—	—	—	18
Medium helicopters	36	—	—	—	36
Heavy helicopters	3	—	—	—	3

	94	—	14	—	108

(1)
Excludes four, three and 16 helicopters removed from service as of December 31, 2007, 2006 and 2005, respectively

        Light helicopters are single or twin engine helicopters with a passenger capacity of between four and seven. Medium helicopters are twin engine helicopters with a passenger capacity of up to 13. Heavy helicopters are twin engine helicopters with a passenger capacity of up to 19.

        On January 5, 2007, a wholly owned subsidiary of the Company, Era Med LLC ("EraMED"), acquired the air medical services business of Keystone Helicopter Corporation. EraMED currently operates 37 light and medium twin engine helicopters, including five owned, ten leased-in and 22 managed, in support of hospital based air medical programs primarily in the eastern United States.

  Markets

        Aviation Services' current principal market for its transportation services supporting the offshore oil and gas exploration, development and production industry is in the U.S. Gulf of Mexico. The customers and locations are similar to those serviced by Offshore Marine Services and its market opportunities are subject to the same cycles and pressures as described in "Item 1. Business—Offshore Marine Services—Markets." Aviation Services also provides services to the utility and offshore markets in Alaska.

        Air Medical Services operations are primarily in the northeastern United States, Florida and Tennessee. Flightseeing services in Alaska are operated out of Juneau and from areas near Denali National Park. Other helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse. In addition, Aviation Services leases aircraft in the U.S. and internationally.

  Seasonality

        A significant portion of Aviation Services' operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight and consequently flight hours are generally lower at these times. In addition, prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact operating results in the U.S. Gulf of Mexico and Air Medical Services' operations. In general, the months of December through

February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During tropical storms, Aviation Services is unable to operate in the area of the storm although flight activity may increase immediately prior to and after storms due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal; activity generally occurs from late May until early September.

  Customers and Contractual Arrangements

        Aviation Services charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either "dry", providing only the equipment, or "wet", providing equipment and personnel, either pilots, mechanics or both. The rate structure, as it applies to Aivation Services' utility and oil and gas contracts, typically contains terms that limit its exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers. With respect to flightseeing aircraft, block space is allocated to cruise lines and seats sold directly to customers.

        Air Medical Services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure, similar to oil and gas, or a fee per completed flight. Most contracts with hospitals are longer term, but offer either party the ability to terminate, with less than six months notice.

        Other markets for Aviation Services include international oil and gas industry support activities, agricultural support and general aviation activities. Aviation Services' activities in these markets are limited. At December 31, 2007, Aviation Services had 16 helicopters operating abroad under leases to third parties.

        Aviation Services' FBO sells fuel and other services to a regional airline under a long-term ground services agreement and to a diverse group of general aviation companies and large corporations on an ad hoc basis. In addition, the FBO leases hangar space and provides fueling services for the aviation assets of local companies.

        Aviation Services' principal customers in the U.S. Gulf of Mexico are oil companies of varying sizes. In Alaska, its principal customers for helicopter services are oil companies and cruise line passengers.

        In 2007, no one customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 46% of Aviation Services' operating revenues. The loss of one or a few of its customers could have a material adverse effect on Aviation Services' results of operations.

  Competitive Conditions

        The helicopter transportation business is highly competitive. Aviation Services is one of the largest helicopter companies operating in the U.S. Gulf of Mexico and one of the largest operating in Alaska. In the U.S. Gulf of Mexico there are three major competitors, PHI, Inc., Bristow Group, Inc and Rotorcraft Leasing Company LLC. In addition, several customers in the U.S. Gulf of Mexico operate their own helicopter fleets. In the air medical business, there are several major competitors with larger fleets than Aviation Services. In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Among bidders meeting these criteria, customers typically make their final choice based on price and aircraft preference.

Environmental Services

  Business

        Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the U.S. and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as bio-terrorism, pandemic influenza and port security. Business is conducted primarily through the Company's wholly owned subsidiaries and their affiliates, National Response Corporation, The O'Brien's Group, Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 12%, 11% and 14% of consolidated revenues in 2007, 2006 and 2005, respectively.

  Products and Services

        Emergency Response Services.    Environmental Services employs trained personnel and maintains specialized equipment positioned in the U.S. and in certain locations outside the U.S. to respond to oil and chemical spills, other emergencies and customer projects. A fleet of specialized vessels and barges outfitted with oil spill equipment is positioned on the East, Gulf and West Coasts of the U.S. as well as in the Caribbean and Hawaii. Oil spill and other response equipment are also stationed in certain international locations in Africa, the Caspian and Black Sea Region, the Far East and the Middle East. Environmental Services has established a network of approximately 175 independent oil spill response contractors that may assist it by providing equipment and personnel.

        Retainer Services.    Environmental Services offers retainer contracts to the maritime community, such as operators of tank and non-tank vessels and chemical carriers and to owners of facilities, such as refineries, pipelines, exploration and production platforms, power plants and storage tank and transportation terminals. Retainer services include access to professional response management and specialized equipment necessary to respond to an oil or chemical spill emergency.

        Consulting and Training Services.    Environmental Services develops prevention, emergency response, business continuity, safety and security plans, and procedures worldwide to assist oil, chemical, industrial, marine transportation, financial services and government customers in the prevention of, and response to, an extensive variety of environmental emergencies on both a retained and stand-alone basis. Environmental Services also assists customers in the selection and training of personnel in the use of environmental equipment and products. Environmental Services also provides a service to state, county and other local government agencies assisting them with claim reimbursement from the federal government, through agencies such as the Federal Emergency Management Agency ("FEMA") and the Federal Highway Administration. It also provides oversight of clean-up and debris management required after hurricanes, floods and other disasters.

        Industrial and Remediation Services.    Environmental Services provides industrial and remediation services to oil, chemical, industrial and government clients. These services include hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services.

  Markets

        The market for contractual oil spill preparedness, response and other related training and consulting services in the U.S. resulted from the enactment of OPA 90. OPA 90 and several subsequent regulations promulgated by the Department of Transportation, Environmental Protection Agency ("EPA"), the Minerals Management Service division of the U.S. Department of Interior ("MMS") and the United States Coast Guard ("USCG") require that all tank vessels operating within the 200-mile Exclusive Economic Zone of the U.S. and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the U.S. develop a plan to respond to a "worst case" oil spill and ensure by contract or other approved means the ability to respond to such a spill.

        The market for vessel security assessments, security plans, security training and exercises and other related services is for clients required to comply with the Maritime Transportation Security Act of 2002. Homeland Security services are marketed to government agencies to assist with efforts to improve emergency preparedness and response capabilities.

        In the international market for oil spill response services, Environmental Services seeks to develop opportunities with governments, other agencies and international oil and gas exploration and production companies to establish and operate the necessary response capability. International crisis management and business continuity services focus on middle and senior management and are marketed to a broad range of industry sectors such as oil and gas, chemical, financial services, transportation and other industries.

        The market for government services in the U.S. includes federal, state, county, city, and other subdivisions and agencies. Services are typically provided in association with specific funding sources, FEMA reimbursement, Homeland Security Grants, municipal budgets and other agency funding.

  Customers and Contractual Arrangements

        Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Services are provided pursuant to contracts generally ranging from one month to ten years. In 2007, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Environmental Services accounted for approximately 38% of Environmental Services' operating revenues. The loss of a single large client or a group of mid-size customers could have a material adverse effect on Environmental Services' results of operations. However, Environmental Services has more than 2,300 customers, and management does not believe that it is dependent on a single customer or small group of customers.

  Competitive Conditions

        The principal competitive factors in the environmental service business are price, customer service, reputation, experience, qualifications, availability of personnel and operating capabilities. In the U.S., Environmental Services' Oil Spill Removal Organization ("OSRO") unit faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation funded by the major integrated oil companies, other non-profit industry cooperatives and also from those commercial contractors who target specific market niches in response, consulting and remediation. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few private companies and regional oil industry cooperatives. Consulting and training service competitors range from small independent privately owned businesses to large enginerring consulting groups and major defense contractors.

  Risks of Foreign Operations

        Environmental Services operates worldwide. For the years ended December 31, 2007, 2006 and 2005 approximately 25%, 22% and 11%, respectively, of Environmental Services' operating revenues were derived from its foreign operations.

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

Other

        Harbor and Offshore Towing Services.    At December 31, 2007, Harbor and Offshore Towing Services operated a total of 30 tugs, excluding one tug removed from service, of which 14 were conventional tugs, six were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules ("SDM™"). SDMs™ are innovative vessels designed and patented by Seabulk that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. In 2007 there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Harbor and Offshore Towing Services accounted for approximately 34% of Harbor and Offshore Towing Services' operating revenues.

        At December 31, 2007, thirteen tugs were operating in Florida; four in Port Everglades, six in Tampa and three in Port Canaveral. Six tugs were operating in Port Arthur, Texas, five were operating in Mobile, Alabama and three were operating in Lake Charles, Louisiana. Two tugs were engaged in offshore towing operations, one in Mexico and one in St. Maarten. One tug was bareboat chartered-out.

        Other Joint Ventures, Leasing and Other Activities.    The Company is party to a 50-50 joint venture that operated a 52,000 dwt handy-max bulk carrier that was sold to a third party in September 2006. In addition, the Company has a minority equity investment in a company that designs and manufactures water treatment systems for sale or lease. The Company records the results of these investments using the equity method of accounting.

        The Company also engages in commodity trading activities and asset leasing activities.

Government Regulation

  Regulatory Matters

        The Company's operations are subject to significant U.S. federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where the Company operates its equipment or where the equipment is registered. The Company's domestically registered vessels are subject to the jurisdiction of the USCG, the National Transportation Safety Board ("NTSB"), the U.S. Customs Service and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Aviation Services is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended ("Federal Aviation Act"), and other statutes pursuant to Federal Aviation Regulations Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations and, in this respect, has jurisdiction over Aviation Services personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the NTSB is authorized to investigate aircraft accidents and to recommend improved safety standards. The Company is also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in Aviation Services operations.

        Offshore Marine Services, Marine Transportation Services and Inland River Services are subject to the Shipping Act, 1916, as amended ("1916 Act"), and the Merchant Marine Act of 1920, as amended ("1920 Act," or "Jones Act" and, together with the 1916 Act, "Shipping Acts"), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports known as "U.S. coastwise trade." The Shipping Acts require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. "citizens" (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

        To facilitate compliance with the Shipping Acts, SEACOR's Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of the SEACOR's capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorizes SEACOR's Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR's by-laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and the Chief Executive Officer and the President, all of whom must be U.S. citizens.

        Aviation Services' helicopters operating in the United States are subject to registration and citizenship requirements under the Federal Aviation Act. That Act requires that before an aircraft may be legally operated in the United States, it must be owned by "citizens of the United States," which, in the case of a corporation, means a corporation (i) organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are U.S. "citizens" (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens.

        All of Marine Transportation Services' and Inland River Services' vessels and the majority of Offshore Marine Services' vessels are registered in the United States. Offshore Marine Services also operates vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.

        All of Marine Transportation Services', Harbor and Offshore Towing Services', certain of Offshore Marine Services' vessels and all of Inland River Services' liquid tank barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to insure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.

        NRC is classified by the USCG as an OSRO for every port in the continental U.S., Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. Vessel owners and other customers subject to OPA 90 who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process permits the USCG and these customers to evaluate the ability of an OSRO to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

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

  Environmental Compliance

        As more fully described below, all of the Company's businesses are, to some degree, subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.

        The Company believes that its operations are currently in compliance with all material environmental laws and regulations. It does not expect that it will be required to make capital expenditures in the near future that are material to its financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations are frequently changing and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is the Company's view that this trend is likely to continue.

        OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone of the United States. Although it appears to apply in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include the Company's chemical and petroleum product vessels) and "other vessels" (which include the Company's tugs, offshore marine vessels and dry cargo barges).

        Under OPA 90, owners and operators of regulated facilities and owners and operators or certain charterers of vessels are "responsible parties" and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. Damages are defined broadly to include (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the U.S. government, a state or political subdivision thereof of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) loss of subsistence use of available natural resources.

        The statutory liability of responsible parties for tank vessels is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. These liability limits do not apply (a) if an incident is caused by the responsible party's violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with certain governmental orders.

        Under OPA 90, with certain limited exceptions, all newly-built oil tankers carrying crude oil and petroleum products in U.S. waters must have double-hulls. Existing single-hull, double-side or double-bottom tank vessels, unless retrofitted with double-hulls, must be phased out of service at some point through 2015, depending upon the vessel's size, age and place of discharge.

        OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act, described below, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall financial responsibility in the case of tank vessels from $1,200 to $1,500 per gross ton.

        OPA 90 also amended the Clean Water Act ("CWA"), also described below, to require the owner or operator of certain facilities or of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove, to the maximum extent practicable, a worst-case discharge. The Company has complied with these requirements. The Company expects its pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on the Company's business, results of operations or financial position.

        OPA 90 allows states to impose their own liability regimes with respect to oil pollution incidents occurring within their boundaries and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued regulations addressing financial responsibility and vessel and facility response planning requirements. The Company does not anticipate that state legislation or regulations will have any material impact on its operations.

        In addition to OPA 90, the following are examples of environmental laws that relate to the Company's business and operations:

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

        The federal Resource Conservation and Recovery Act and comparable state and local laws regulate the generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. The Company's operations may generate or, in some cases, result in the transportation of these regulated wastes.

        The federal Comprehensive Environmental Response, Compensation, and Liability Act and comparable state laws establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources.

        The federal Clean Air Act and comparable state and local laws impose restrictions on the emission of air pollutants into the atmosphere. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. The Company's chemical and petroleum product carrier vessels are subject to vapor control and recovery requirements when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports and are equipped with vapor control systems that satisfy these requirements in all material respects.

        The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and equipped facilities and vessels and its development of safety and environmental programs, including a maritime compliance program and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect.

  Security

        Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO and the states and local ports to adopt heightened security procedures relating to ports and vessels. The Company has updated its procedures in light of the new requirements.

        In 2002, Congress passed the Maritime Transportation Security Act ("MTSA"), which together with the IMO's recent security proposals (collectively known as the International Ship and Port Facility Security Code or "ISPS"), requires specific security plans for the Company's vessels and rigorous crew identification requirements. The following vessels are subject to the requirements of the ISPS:

  •
  U.S.-flag vessels operating in the Jones Act trade that are at least 100 gross registered tons

  •
  U.S.-flag vessels operating on an international voyage

  •
  Foreign flag vessels that are at least 500 gross tons under the International Tonnage Convention

        The Company has implemented vessel security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing the MTSA which have been issued by the USCG. The Company anticipates that the costs of security for its business will continue to increase. The Company's U.S.-flag vessels, subject to the requirements of the ISPS, all foreign flag vessels and U.S.-flag vessels, operating on international voyages, were in compliance with the ISPS requirements effective July 1, 2004.

Industry Hazards and Insurance

        Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. In addition, helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains marine and aviation hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which the Company operates. The Company also conducts training and safety programs to promote a safe working environment and minimize hazards.

Employees

        As of December 31, 2007, the Company employed 5,268 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services vessel operations.

        At December 31, 2007, Offshore Marine Services employed 812 seafarers in the North Sea of whom approximately 325 were members of a union under the terms of an ongoing agreement. In the United States, a total of approximately 504 employees are unionized in Marine Transportation Services and Harbor and Offshore Towing Services. The union agreements expire at varying times through September 30, 2011. Certain individuals in Environmental Services are also represented by unions. The unionization of domestic seamen and/or aviation employees could arise in the future.

        Management considers relations with its employees to be satisfactory.

ITEM 1A.    RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

        The Company's results of operations, financial condition and cash flow can be adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the more critical risk factors that affect the Company, as well as the other information that has been provided in this Annual Report on Form 10-K. The risks described below are not the exclusive risks faced by the Company. Additional risks not presently known may also impair the Company's business operations.

        Difficult market conditions can materially adversely affect the Company's business in many ways.    The success of the Company's business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company's business and investments, which in turn would reduce its revenues and profitability.

        Demand for many of the Company's services substantially depends on the level of activity in the offshore oil and natural gas exploration, development and production industry.    The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and that volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company's control, including:

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

        A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity. Lower levels of expenditure and activity would result in a decline in the demand and lower rates for the Company's offshore energy support services and tanker services. Moreover, approximately 48% of Offshore Marine Services and 58% of Aviation Services are currently conducted in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

        Risks from the Company's international operations.    The Company operates vessels, leases helicopters and transacts other business worldwide. Its ability to compete in the international offshore energy support market may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, the Company's foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.

        Activity outside the U.S. involves additional risks, including the possibility of:

  •
  U.S. embargoes, restrictive actions by foreign governments, including asset seizure

  •
  foreign taxation and changes in foreign tax laws

  •
  limitations on the repatriation of earnings

  •
  local cabotage and local ownership laws and requirements

  •
  nationalization and expropriation

  •
  loss of contract rights

  •
  political instability, war and civil disturbances or other risks that may limit or disrupt markets

  •
  changes in currency exchange rates

        Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services' operations are conducted could adversely impact the Company's business.    During 2007, approximately 52% of Offshore Marine Services' operating revenues resulted from Offshore Marine Services' foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company's control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupt its operations.

        Offshore Marine Services, Marine Transportation Services and Aviation Services rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results.    Offshore Marine Services', Marine Transportation Services' and Aviation Services' customers are primarily major oil companies and large independent oil and gas exploration and production companies. The portion of Offshore Marine Services', Marine Transportation Services' or Aviation Services' revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, their ability to meet the customer's needs and other factors, many of which are beyond the Company's control.

        Consolidation of the Company's customer base could adversely affect demand for its equipment and reduce its revenues.    Oil and natural gas companies, energy companies and drilling contractors have recently undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company's equipment. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which would adversely affect demand for the Company's Offshore Marine Services' vessels, Marine Transportation Services' tankers and Aviation Services' helicopters, thereby reducing the Company's revenues.

        The Company may be unable to maintain or replace its vessels as they age.    As of December 31, 2007, the average age of the Company's Offshore Marine Services vessels, excluding its standby safety vessels, was approximately 12.8 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

        An increase in the supply of offshore support vessels or tankers could have an adverse impact on the charter rates earned by the Company's offshore support vessels and tankers.    Expansion of the supply of the worldwide offshore support vessel fleet would increase competition in the markets where Offshore Marine Services operates. The refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity could lower charter rates and result in lower operating revenues. Similarly, should competitors in the domestic petroleum and chemical product tankers industry construct a significant number of new tankers or large capacity integrated or articulated tug and barges, demand for tanker assets could be adversely affected.

        If the Company does not restrict the amount of foreign ownership of its Common Stock, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in parts of the U.S. and could be prohibited from operating helicopters, which would adversely impact its business and operating results.    The Company is subject to the Shipping Acts, which govern, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Acts require that vessels engaged in the "U.S. coastwise trade" be owned by U.S. citizens and built in the U.S. The Company is also subject to regulations pursuant to the Federal Aviation Act and other statutes ("Aviation Acts"). Generally, aircraft operating in the U.S. must be registered in the U.S. In order to register such aircraft under the Aviation Acts, the Company must be owned or controlled by U.S. citizens. Although the Company's Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts, and also comply with the Aviation Acts, the Company would be prohibited from operating vessels in the U.S. coastwise trade and helicopters in the U.S. during any period in which the Company did not comply with these regulations.

        Repeal, Amendment, Suspension or Failure to Enforce the Jones Act would result in additional competition for Offshore Marine Services, Marine Transportation Services and Inland River Services.    A substantial portion of Offshore Marine Services', Marine Transportation Services' and Inland River Services' operations are conducted in the U.S. coastwise trade. Under the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. law. There have been attempts to repeal or amend the Jones Act, and these attempts are expected to continue in the future. Repeal of the Jones Act could result in additional competition from vessels built in lower-cost foreign shipyards and owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas.    Because Offshore Marine Services' operations rely on offshore oil and gas exploration and production, the government's exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company's financial condition and results of operations.

        Failure to maintain an acceptable safety record may have an adverse impact on the Company's ability to retain customers.    The Company's customers consider safety and reliability a primary concern in selecting a service provider. The Company must maintain a record of safety and reliability that is acceptable to its customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected.

        Operational risks could disrupt operations and expose the Company to liability.    The operation of offshore support vessels, tankers, tugs, and helicopters is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company's personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages. In addition, the affected vessels or helicopters could be removed from service and would not be available to generate revenues.

        Revenues from Aviation Services are subject to adverse weather conditions and seasonality.    A significant portion of the Company's revenues from Aviation Services is dependent on actual flight hours. Prolonged periods of adverse weather, storms and the effect of fewer hours of daylight adversely impact Aviation Services. Winter months generally have more days of adverse weather conditions than the other months of the year with poor visibility, high winds, heavy precipitation and fewer daylight hours, all of which adversely affect helicopter operations. June through November is tropical storm season in the U.S. Gulf of Mexico; during tropical storms, helicopters are unable to operate in the area of the storm. In addition, many of Aviation Services' facilities are located along the U.S. Gulf of Mexico coast, and tropical storms may cause damage to its property.

        Consolidation in the aircraft parts industry could affect the service and operation of Aviation Services' helicopters.    A reduction in the number of approved parts suppliers or a consolidation of the spare parts redistribution market could interrupt or delay the supply of aircraft components, adversely affect Aviation Services' ability to meet service commitments to customers and could cause Aviation Services to lose opportunities with existing and future customers. Aviation Services might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for Aviation Services and affect the cost of components. An increase in the cost of components could make Aviation Services less competitive and result in lower margins.

        Revenues from Marine Transportation Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery.    A reduction in domestic consumption of refined petroleum products, crude oil or chemical products may adversely affect revenues from Marine Transportation Services. Moreover, alternative methods of delivery of refined petroleum, natural gas or crude oil may be developed and therefore reduce demand for the Company's services. Finally, a reduction in domestic refining capacity would reduce demand for the Company's services.

        Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Marine Transportation Services' revenues.    Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by Marine Transportation Services' tankers. New pipeline segments are being planned and approved for the Florida market. The construction and operation of these pipelines could have an adverse effect on Marine Transportation Services' business.

        The Company may have to phase-out its double-bottom tanker from petroleum product transportation service in U.S. waters.    The Oil Pollution Act of 1990 establishes a phase-out schedule, depending upon vessel size and age, for non-double-hull vessels carrying crude oil and petroleum products in U.S. coastwise transportation. The phase-out date for the Company's non-double-hull tanker, the Seabulk America, is 2015 and unless this vessel is modified with a double-hull, which will require substantial capital expenditure, it will be prohibited from transporting crude oil and petroleum products in U.S. coastwise transportation after this date. It would also be prohibited from transporting petroleum products in most foreign and international markets under a phase-out schedule established by the International Maritime Organization.

        The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.    Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company's operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard ("USCG"), Occupational Safety and Health Administration ("OSHA"), the National Transportation Safety Board ("NTSB") and the U.S. Customs Service and to regulation by port states and class society organizations such as the American Bureau of Shipping, as well as to international regulations from international treaties such as the Safety of Life at Sea convention administered by port states and class societies. The USCG, the OSHA and the NTSB set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

        The Company's business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Company's operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase the Company's costs. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on its business, results of operations and financial condition. For more information, see Item 1. "Governmental Regulation—Environmental Compliance."

        Spill response revenue is subject to significant volatility.    Environmental Services' response revenues are event driven and can vary greatly from quarter to quarter and year to year based on the number and magnitude of responses. As a result, Environmental Services' profitability may also vary greatly from quarter to quarter and year to year.

        A relaxation of oil spill regulation or enforcement could reduce demand for Environmental Services' oil spill response services.    Environmental Services is dependent upon the enforcement of regulations promulgated under OPA 90, international conventions and, to a lesser extent, upon local regulations. Less stringent oil spill regulations or less aggressive enforcement of these regulations would decrease demand for Environmental Services' oil spill response services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for Environmental Services' oil spill response services could be adversely impacted.

        A change in, or revocation of, National Response Corporation's classification as an Oil Spill Removal Organization would result in a loss of business.    The National Response Corporation ("NRC") is classified by the USCG as an Oil Spill Removal Organization ("OSRO"). The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the USCG. A loss of NRC's classification or changes in the requirements for classification could eliminate or diminish NRC's ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

        Environmental Services could incur liability in connection with providing spill response services.    Although Environmental Services generally is exempt from liability under the Clean Water Act ("CWA") for its own actions and omissions in providing spill response services, this exemption might not apply if it were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the U.S. states in which Environmental Services provides service have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that Environmental Services does not benefit from federal or state exemptions from liability in providing spill response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others.

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

        Inland River Services' results of operations could be adversely affected by the decline in U.S. grain exports.     Inland River Services' business is significantly affected by the volume of grain exports handled through U.S. Gulf of Mexico ports. Grain exports can vary due to a number of factors including the crop harvest yield levels in the U.S. and abroad, and the demand for grain in the U.S. The shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland River Services.

        Inland River Services' results of operations could be adversely affected by international economic and political factors.    The actions of foreign governments could affect the import and export of the dry-bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry-bulk commodities Inland River Services transports. National and international boycotts and embargoes of other countries' or U.S. imports or exports together with the raising or lowering of tariff rates will affect the demand for transportation of the cargos Inland River Services transports. These actions or developments could have an adverse impact on Inland River Services.

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

        The Company's insurance coverage may be inadequate to protect it from the liabilities that could arise in its businesses.    The Company maintains insurance coverage against the risks related to its businesses. There can be no assurance, however, that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

        The Company's global operations are subject to certain foreign currency, interest rate, fixed-income and equity risks.    The Company is exposed to certain foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact the Company's financial position. Volatility in international currency exchange rates may have a significant impact on the Company's operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during the contract period. The Company's operating results have been negatively impacted for certain periods and positively impacted for other periods and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to the risks generally inherent in the capital markets. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations may be materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. Volatility in the public equity markets may cause the Company to experience investment losses. In addition, changes in interest rates may have an adverse impact on the Company's results of operations.

        The Company's inability to attract and retain qualified personnel could have an adverse effect on its business.     Attracting and retaining skilled personnel across all of the Company's business segments is an important factor in its future success. The market for the personnel employed is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel in the future.

        The failure to successfully complete construction or conversion of the Company's vessels, repairs, maintenance or routine drydockings on schedule and on budget could adversely affect the Company's financial condition and results of operations. The Company has a number of vessels under construction and may plan to construct other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or for other drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company's financial condition and results of operations. The demand for vessels currently under construction or conversion may diminish from anticipated levels, which may have a material adverse effect on the Company's revenues and profitability in response to a failure to obtain contracts on favorable terms or at all.

        A Violation of the Foreign Corrupt Practices Act may adversely affect the Company's business and operations.     In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The Company has adopted stringent procedures to enforce compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on its business and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        Offshore support vessels, tankers, barges and helicopters are the principal physical properties owned by the Company and are more fully described in "Offshore Marine Services," "Marine Transportation Services," "Inland River Services" and "Aviation Services" in "Item 1. Business."

ITEM 3.    LEGAL PROCEEDINGS

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

        Marine Transportation Services had two of its tankers retrofitted to double-hull configuration to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work was completed in a foreign shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center ("NVDC") of the U.S. Coast Guard ("USCG"), which administers the U.S.-build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofits in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers' eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., an operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the USCG to reverse the NVDC's May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S.

coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC's determination and direct the USCG to revoke the coastwise license of one of the tankers whose retrofit had then been completed. The Company believes the NVDC's determination was correct and in accord with the USCG's long-standing regulations and interpretations. The Company intervened in the action and intends to assist the USCG in defending the NVDC's determination.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR at December 31, 2007 were as follows:

Name	Age	Position
Charles Fabrikant	63	President, Chief Executive Officer and Chairman of the Board, and has been a director of SEACOR and several of its subsidiaries since 1989. Mr. Fabrikant is also a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. He is also President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Randall Blank	57	Senior Vice President of SEACOR since September 2005 and Chairman, President and Chief Executive Officer of Environmental Services since October 1997. From December 1989 to September 2005, Mr. Blank was Executive Vice President and Chief Financial Officer of SEACOR and from October 1992 to September 2005 he was Secretary of SEACOR. In addition, Mr. Blank has been an officer and director of certain SEACOR subsidiaries since 1989.
James Cowderoy	48	Senior Vice President of SEACOR since August 2006. Previously, he served as a Board Member of SEACOR from August 2001 to August 2006. Mr. Cowderoy served as Managing Director of Stirling Shipping Company Limited until its acquisition by SEACOR in May 2001, and subsequently as Managing Director of SEACOR International Ltd. until May 2002. Mr. Cowderoy is also a director of North England P&I Association Ltd., and Chairman of Marine Shipping Mutual Insurance Company Ltd.
Dick Fagerstal	47	Senior Vice President, Corporate Development and Treasurer of SEACOR since February 2003 and has served as Treasurer since May 2000. From August 1997 to February 2003, Mr. Fagerstal served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain SEACOR's subsidiaries since August 1997.
John Gellert	37	Senior Vice President since May 2004. Mr. Gellert's primary responsibility since 2002 has been the running of the domestic and international divisions of Offshore Marine Services. Mr. Gellert has been an employee of SEACOR since 1992.
Alice Gran	58	Senior Vice President, Legal Affairs and Risk Management of SEACOR since November 2007. Ms. Gran was General Counsel from July 1998 to November 2007, Corporate Secretary from September 2005 to November 2007 and Senior Vice President since May 2004. Ms. Gran joined SEACOR in July 1998. Ms. Gran is a licensed attorney admitted to practice law in the District of Columbia.
Paul Robinson	40	Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.
Richard Ryan	53	Senior Vice President of SEACOR since November 2005 and from September 2005 to November 2005 was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. Mr. Ryan joined SEACOR in 1996. From December 1996 until June 2002 he was International Controller and from July 2002 until becoming Chief Financial Officer served as Managing Director of SEACOR Marine (International) Ltd.
Matthew Cenac	42	Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005 Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR's subsidiaries.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company's Common Stock

        SEACOR's Common Stock trades on the New York Stock Exchange ("NYSE") under the trading symbol "CKH." Set forth in the table below for the periods presented are the high and low sale prices for SEACOR's Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2008:
First Quarter (through February 22, 2008)	$94.63	$85.15
Fiscal Year Ending December 31, 2007:
First Quarter	$103.31	$88.04
Second Quarter	$100.22	$90.01
Third Quarter	$96.73	$77.70
Fourth Quarter	$97.00	$87.25
Fiscal Year Ending December 31, 2006:
First Quarter	$79.20	$67.60
Second Quarter	$92.85	$73.99
Third Quarter	$89.15	$76.53
Fourth Quarter	$102.34	$78.40

        As of February 22, 2008, there were 821 holders of record of Common Stock.

        SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no present intention to pay any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company's revolving credit facility or other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Performance Graph

        Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2002 in (i) the Common Stock of the Company, (ii) the Standard & Poor's 500 Stock Index ("S&P 500") and (iii) the Simmons Offshore Transportation Index, an index of oil service companies published by Simmons and Company, Inc. (the "Simmons Peer Index").

	December 31
	2002	2003	2004	2005	2006	2007
Company	100	94	120	153	223	208
S&P 500	100	126	138	142	161	167
Simmons Peer Index	100	102	140	186	261	314

Issuer Repurchases of Equity Securities and Debt

        In 2007, 2006 and 2005, the Company acquired 2,366,880, 727,180 and 304,676 shares of Common Stock for treasury, respectively, at an aggregate cost of $213.2 million, $58.1 million, and $20.5 million, respectively. As of December 31, 2007, $125.0 million of repurchase authority granted by the Company's Board of Directors remains available for the acquisition of additional shares of Common Stock and 2.875% Convertible Senior Debentures due 2024. In addition, the Company may purchase, separate from such authorization, any or all of the Company's 7.2% Notes due 2009, 5.875% Senior Notes Due 2012, and the 9.5% Senior Notes due 2013 of Seabulk International, Inc., a wholly-owned subsidiary. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)(2)
10/01/07-10/31/07	66,800	$92.30	66,800	$58,249,829
11/01/07-11/30/07	264,100	$89.81	264,100	$150,000,000
12/01/07-12/31/07	273,000	$91.82	273,000	$125,020,196

(1)
Since February 1997, the Board of Directors authorized, in the aggregate, the repurchase of $720.6 million of Common Stock, debt or combination thereof. Through December 31, 2007, the Company has repurchased $517.4 million and $78.2 million of Common Stock and debt, respectively.

(2)
The Company's Board of Directors increased the repurchase authority to $100.0 million and $150.0 million on July 31, 2007 and November 29, 2007, respectively. This repurchase authority remains in place until fully used or until the Company determines otherwise.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL INFORMATION

        The following table sets forth, for the periods and at the dates indicated, selected historical and consolidated financial data for the Company, in thousands of dollars, except per share data. Such financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Revenues:
Offshore Marine Services	$692,418	$682,577	$480,058	$286,721	$316,116
Marine Transportation Services(1)	116,037	145,195	72,348	—	—
Inland River Services	121,248	147,466	123,231	66,568	27,859
Aviation Services(2)	215,039	156,014	137,555	27,180	20,604
Environmental Services	156,826	144,516	136,577	115,014	44,045
Other(3)	59,632	49,224	23,292	—	—
Eliminations and Corporate	(1,970)	(1,547)	(1,057)	(3,623)	(2,415)

	$1,359,230	$1,323,445	$972,004	$491,860	$406,209

Operating Income	$347,775	$360,748	$177,452	$28,672	$23,251

Other Income (Expenses):
Net interest expense	$(4,187)	$(15,686)	$(28,951)	$(14,063)	$(11,782)
Other income(4)	7,663	645	45,897	9,677	9,980

	$3,476	$(15,041)	$16,946	$(4,386)	$(1,802)

Income from Continuing Operations	$241,648	$234,394	$170,345	$19,889	$11,954

Income from Continuing Operations Per Share:
Basic	$10.26	$9.52	$7.89	$1.09	$0.63
Diluted	9.04	8.44	6.93	1.08	0.63
Statement of Cash Flows Data:
Cash provided by operating activities	$385,901	$366,107	$237,645	$34,521	$56,565
Cash provided by (used in) investing activities	(109,019)	(281,495)	167,243	(318,117)	(13,310)
Cash provided by (used in) financing activities	(247,240)	(64,230)	(131,936)	231,725	(127,525)
Effects of exchange rate changes on cash and cash equivalents	697	2,162	(2,919)	3,125	5,359
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, available-for-sale marketable securities and Title XI and construction reserve funds	$1,001,721	$925,725	$674,409	$495,387	$438,131
Total assets	3,568,651	3,252,982	2,885,141	1,766,009	1,402,611
Long-term debt and capital lease obligations	937,756	961,003	977,635	582,367	332,179
Stockholders' equity	1,621,819	1,557,078	1,361,305	793,757	770,446
Capital Expenditures	$537,608	$381,710	$250,459	$200,052	$161,842
Operating Data:
Offshore Marine Services:
Fleet count, at period ends(5)	206	234	301	212	235
Overall Fleet Utilization(6)	81%	86%	87%	85%	77%
Overall Rates Per Day(7)(8)	$11,519	$9,109	$6,757	$5,839	$4,874
Tanker count, at period end(5)	10	10	10	—	—
Dry cargo barge count, at period end(5)	985	1,040	1,139	1,072	784
Liquid tank barge count, at period end(5)	73	61	44	20	—
Inland deck barge count, at period end(5)	26	7	—	—	—
Inland towboat count, at period end(5)	17	7	7	6	3
Helicopter count, at period end(5)	171	123	108	127	41

(1)
Marine Transportation Services commenced operations in July 2005 with the Company's acquisition of Seabulk International Inc.

(2)
In December 2004, the Company acquired Era Aviation, Inc., significantly increasing the number of helicopters and the size of Aviation Services' business.

(3)
Other includes the operations of Harbor and Offshore Towing Services, which commenced operations in July 2005 with the Company's acquisition of Seabulk International Inc.

(4)
Other income principally includes gains and losses from the sale of marketable securities, derivative transactions and foreign currency transactions. Other income in 2005 included gains on marketable security and foreign currency transactions as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

(5)
Includes assets owned, joint ventured, chartered-in, managed and pooled.

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

FORWARD LOOKING STATEMENTS

        Management's Discussion and Analysis of Financial Condition and Results of Operations below presents the Company's operating results for each of the three years in the period ended December 31, 2007, and its financial condition at December 31, 2007. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "believe," "plan," "target," "forecast" and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in "Risks, Uncertainties and Other Factors That May Affect Future Results" in Item 1A of this Annual Report on Form 10-K. In addition, the following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company's consolidated financial statements and the related notes to its consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Overview

        SEACOR Holdings Inc. is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company conducts its activities in five primary business segments:

        Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide.

        Marine Transportation Services operates a fleet of U.S.-flag product tankers carrying petroleum, crude oil and chemical products in the U.S. coastwise trade.

        Inland River Services is primarily engaged in the provision of dry and liquid cargo transportation on the U.S. inland waterways for a range of agricultural and industrial products.

        Aviation Services operates a fleet of helicopters principally providing transportation services in support of offshore oil and gas activities in the U.S. and air medical services to hospitals.

        Environmental Services is primarily engaged in the provision of emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the U.S. and abroad.

        Other includes harbor assist and offshore towing services, various other investments in joint ventures, commodity trading activities and asset leasing activities.

        All of the Company's business segments, with the exception of Environmental Services, are "asset related" and highly capital-intensive. Demand for the Company's assets is cyclical in varying degrees, due to changes in the activity levels for those assets as well as availability of supply.

        To manage capital successfully over time, the Company continually assesses its asset portfolio and pursues opportunities to realize value from its assets by shifting their operation to other markets or trading them when circumstances warrant. The Company actively buys and sells second-hand equipment in the ordinary course of its business, as well as designs, orders, builds, upgrades, operates or re-sells newly constructed equipment. The Company typically pursues a strategy of shedding older assets while adjusting its asset mix. The Company also leases assets to other operators and sells assets to financial lessors and leases them back for varying periods of time. The Company believes that maintaining significant liquidity is an important factor that will enable it to take advantage of opportunities as they arise.

        In recent years, the Company has also sought to create balance in its businesses and broaden its asset base from support of offshore oil and gas activity, which is highly dependent on energy prices and drilling activity, by investing in barges, tankers and tugs, looking for opportunities to engage in logistics support for movement of agricultural commodities and supporting developing trades in renewable fuels.

        The Company is exploring opportunities to extend its aviation activities through investments in sales, marketing and distribution of aircraft and specialized parts and services, maintenance and repair facilities and fixed base operations. In addition, the Company is also looking to expand into the Chinese and Indian markets.

        The Company believes that demand for its barges, tankers and tugs is in part linked to different factors than those that drive demand for offshore oil and gas exploration and development. In addition, for barges and tankers, contracts can often be secured with longer terms than those typically available for offshore marine and helicopter services. The expectation is that over time this strategy of diversification will provide better returns on capital than could be achieved by restricting investment to one specific highly cyclical asset class such as marine vessels supporting offshore oil and gas activity. The Company believes this strategy will afford more opportunities to use capital efficiently, create greater stability of earnings and allow improved margins due to operational synergies which, in turn, should yield a lower cost of capital, more sustainable cash flow and increased profitability.

Consolidated Results of Operations

        The Company's operations are divided into five main business segments: Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services and Environmental Services. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, energy trading activities, various other investments in joint ventures, commodity trading activities and asset leasing activities. Financial data for segment and geographic areas is reported in Part IV "Note 16. Major Customers and Segment Data" of this Annual Report on Form 10-K.

Offshore Marine Services

        The market for offshore oil and gas drilling has historically been cyclical. Demand tends to be linked to the price of oil and gas and those prices tend to fluctuate depending on many factors, including global economic activity and levels of inventory. Price levels for oil and gas can in themselves cause additional fluctuations by inducing changes in consumer behavior. The cyclicality of the market is further exacerbated by the tendency of others to order capital assets as demand grows, often resulting in new capacity becoming available just as demand for oil and gas is peaking and activity is about to decline.

        Offshore oil and gas industry markets worldwide have been operating at high levels since the third quarter of 2004 when offshore drilling activity increased in response to higher oil and gas prices. New rigs continue to be delivered with 58 expected in 2008 although these deliveries are subject to probable delays. The Company believes that utilization in the rig market will continue at high levels in 2008. Demand for vessel support services has remained high with supply largely unchanged as the introduction of new and reactivated vessels has generally been offset by retirements of older equipment.

        The Company believes it is likely that the supply of new vessels could begin to have an increasing influence on vessel hire rates and utilization. The Company believes there are currently in excess of 700 new vessels on order with approximately 300 due for delivery in 2008, although ongoing shipyard delays could mean the actual numbers of deliveries is likely to be nearer to 200. The impact on the market will depend upon demand remaining at high levels and the extent of older equipment retirements. Offshore Marine Services has actively sought to dispose of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet has reduced from approximately 16 years to approximately 13 years.

        The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of Offshore Marine Services' operating results and cash flows. Unless a vessel is removed from operational service, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization.

        The aggregate cost of Offshore Marine Services' operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services' costs and expenses include daily running costs and fixed costs. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. During 2007, there was continual pressure to increase crew wages in response to chronic shortages of qualified and experienced crew throughout the world, particularly in the U.S. Gulf of Mexico and West Africa. The cost of basic ship repair activities in the U.S. Gulf of Mexico has also increased dramatically in the aftermath of the 2005 hurricanes, as labor shortages and increased activity levels have led to significantly higher costs. Offshore Marine Services expects upward cost pressures on repair and maintenance activity in the U.S. Gulf of Mexico to continue in 2008.

        Two significant components of maintenance and repair expenses are drydock and main engine overhaul costs which are both expensed as incurred. Vessel drydockings are regularly performed in accordance with applicable regulations and main engine overhauls are performed in accordance with planned maintenance programs. If a disproportionate number of drydockings or main engine overhauls are undertaken in a particular fiscal year or calendar quarter, operating expenses are likely to vary significantly when compared with a prior year or quarter.

        Depreciation and charter-in expenses of leased equipment are Offshore Marine Services' principal fixed costs. Depreciation depends on the acquisition costs of vessels and their related useful life and salvage value assumptions. When vessels are sold and leased back (bareboat chartered), depreciation and finance charges become indirectly incorporated into operating expenses through the lease payments made.

        Offshore Marine Services believes its diverse fleet and broad geographical distribution of vessels assist in weathering the effects of any industry downturns. The Company's strong financial position also enables Offshore Marine Services to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions.

  Results of Operations

	2007		2006		2005		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	'07/'06	'06/'05
	$'000%		$'000%		$'000%		%	%
Operating Revenues:
United States	335,624	48	371,184	54	240,921	50
Africa, primarily West Africa	159,426	23	158,900	23	99,438	21
United Kingdom, primarily North Sea	73,190	11	62,371	9	60,472	13
Middle East	51,382	8	35,707	5	15,270	3
Asia	29,463	4	37,271	6	31,810	7
Mexico, Central and South America	43,333	6	17,144	3	30,895	6
Other Foreign	—	—	—	—	1,252	0

	692,418	100	682,577	100	480,058	100	1	42

Costs and Expenses:
Operating	374,474	54	338,980	50	271,688	57
Administrative and general	51,908	7	46,377	7	39,841	8
Depreciation and amortization	60,523	9	81,512	11	69,432	14

	486,905	70	466,869	68	380,961	79

Gains on Asset Dispositions and Impairments, net	82,534	12	67,006	9	20,366	4

Operating Income	288,047	42	282,714	41	119,463	25	2	137

Other Income (Expense):
Foreign currency gains (losses), net	(760)	—	(1,095)	—	23,005	5
Other, net	10	—	152	—	1,116	—
Equity in Earnings of 50% or Less Owned Companies	14,221	2	11,592	2	5,899	1

Segment Profit	301,518	44	293,363	43	149,483	31	3	96

        Operating Revenues—2007 compared to 2006.    Overall operating revenues increased by $9.8 million in 2007 compared to 2006. Overall average day rates improved in all geographic regions resulting in additional operating revenues of $97.4 million. Overall fleet utilization was 81% in 2007 compared to 86% in 2006. The reduction was primarily due to a softening shelf market in the U.S. Gulf of Mexico in the second half of 2007 and resulted in a decrease in operating revenues of $45.8 million. Utilization in the international regions remained consistent with 2006 except in the Middle East where utilization improved from 72% in 2006 to 84% in 2007. Total days available for charter decreased by 13,354, or 16%, due to net fleet dispositions and resulted in an overall decrease of $66.7 million in operating revenues. The redeployment of vessels primarily from the U.S. Gulf of Mexico and Asia to other geographic regions, including Mexico, Central and South America, West Africa and the Middle East added additional operating revenues of $13.8 million. In addition, operating revenues increased $5.5 million due to favorable changes in currency exchange rates in the North Sea region and $5.6 million due to higher other marine services revenues.

        Operating Income—2007 compared to 2006.    Operating income in 2007 improved by $5.3 million over 2006. The improvements in operating revenues noted above were partially offset by increased operating expenses primarily due to higher crew wage expense as a result of labor shortages in most regions, higher other marine services revenues, primarily in the Middle East region and an additional contribution to the United Kingdom Merchant Navy Officers' Pension Fund. Depreciation expense was significantly lower due to the net reduction in fleet size. Gains from the disposition of assets were $82.5 million in 2007, compared to $67.0 million in the prior year.

        Operating Revenues—2006 compared to 2005.    Operating revenues in 2006 improved over 2005 due to several factors. Demand for equipment in most of the Company's markets remained at high levels throughout 2006 in response to higher levels of exploration, production and construction activity and in the U.S. Gulf of Mexico the ongoing re-construction activity in the aftermath of the 2005 hurricanes. Overall average day rates improved from $6,757 per day in 2005 to $9,109 per day in 2006, resulting in additional operating revenues of $110.6 million. A further $59.3 million of the improvement was due to an 11% increase in overall available days primarily as a result of a full year of activity for vessels acquired as a result of the acquisition of Seabulk International, Inc. ("Seabulk") on July 1, 2005 through a merger with a wholly-owned subsidiary of SEACOR (the "Seabulk Merger"), partially offset by days lost as a consequence of vessel dispositions. The redeployment of vessels between regions and the change of vessels from bareboat charter to time charter resulted in additional operating revenues of $37.5 million. Operating revenues in the Middle East region increased as a result of a full year of activity for vessels acquired as a result of the acquisition of Seabulk, higher utilization and the mobilization of two additional vessels to the region. Operating revenues in Mexico, Central and South America decreased primarily due to a reduction in activity in Mexico following the sale of a Mexican joint venture in early 2006. A number of vessels that had been chartered to that joint venture were either sold to former joint venture partners or deployed for service in the U.S. Gulf of Mexico. Overall fleet utilization remained flat during 2006 as compared to 2005.

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

        Equity in Earnings of 50% or Less Owned Companies.    During 2007, Offshore Marine Services recognized a gain of $4.1 million, net of tax, relating to the sale of its interest in an Egyptian joint venture and a gain of $5.0 million, net of tax, relating to the sale of its interest in certain South American offshore marine services joint ventures. During 2006, Offshore Marine Services recognized a gain of $4.5 million, net of tax, relating to the sale of its interest in a joint venture in Mexico, and a $4.2 million gain, net of tax, relating to the sale by a joint venture of an offshore marine vessel to a third party.

  Operating Statistics

        The table below sets forth average rates per day worked, utilization and available days data for Offshore Marine Services' fleet during the periods indicated. The rate per day worked for any group of vessels with respect to any period is the ratio of total time charter revenue of such vessels to the aggregate number of days worked by such vessels in the period. Utilization for any group of vessels in a stated period is the ratio of aggregate number of days worked by such vessels to total calendar days available for work in such period. Available days for a group of vessels represents the total calendar days during which owned and leased-in vessels are operated by the Company.

	2007	2006	2005
Rates Per Day Worked:
Anchor handling towing supply	$32,782	$22,559	$16,744
Crew	6,584	6,019	4,432
Mini-supply	6,460	6,121	3,651
Standby safety	10,049	8,739	8,117
Supply	13,571	11,559	8,926
Towing supply	11,308	8,861	7,771
Other	11,046	8,584	6,914
Overall Average Rates Per Day Worked	$11,519	$9,109	$6,757
Utilization:
Anchor handling towing supply	89%	89%	82%
Crew	76%	87%	89%
Mini-supply	64%	84%	90%
Standby safety	91%	92%	90%
Supply	89%	81%	81%
Towing supply	84%	85%	91%
Other	85%	78%	78%
Overall Fleet Utilization	81%	86%	87%
Available Days:
Anchor handling towing supply	6,744	7,877	6,865
Crew	27,776	32,079	30,583
Mini-supply	7,810	9,556	9,765
Standby Safety	7,933	7,665	7,665
Supply	8,322	11,233	9,341
Towing supply	8,564	11,162	8,930
Other	3,823	4,754	2,896

Overall Fleet Available Days	70,972	84,326	76,045

        During 2007, market prices for used equipment stayed at high levels and the vessels sold were of such an age that it was considered prudent to sell these assets. At December 31, 2007, Offshore Marine Services had eleven vessels of various types on order or under construction at shipyards in both the U.S. Gulf of Mexico and in Asia.

Marine Transportation Services

        In 2005, the Company's investment mix was diversified through the acquisition of a fleet of ten U.S.-flag tankers as part of the Seabulk Merger. The fleet included five modern double-hull product tankers, two of which had chemical carrying capacity, four double-bottom vessels and one single-hull vessel.

        OPA 90 prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the IMO. Subsequent to the acquisition, two of the double-bottom vessels were retro-fitted to a double-hull configuration thereby enabling them to continue to operate beyond their mandated retirement dates in 2011. One vessel returned to service in June 2007, having been off-hire since the fourth quarter of 2006, and the second vessel began its retrofit in March of 2007 and returned to service in November 2007.

        One of the Company's double-bottom vessels ceased petroleum cargo operations having reached its OPA 90 mandated retirement date; the vessel completed a one-way grain voyage in early 2008 and was subsequently sold to a third party for scrapping. The Company's single-hull vessel, which was scheduled for retirement in 2008, completed a one-way grain voyage in early 2008 and was also sold to a third party for scrapping.

        Demand for the Company's tankers is dependent on several factors, including petroleum production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, competition from foreign imports and the rate of refining activity in the United States. During 2007 and 2006, other operators placed orders for the construction of new double-hulled tankers and barges that are expected to be qualified for operation in the U.S. coastwise trade when delivered. The Company is uncertain as to whether the market will be able to absorb this additional capacity. During 2006, in response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet's future earnings, Marine Transportation Services entered into a firm nine year arrangement to bareboat charter-out four vessels with staggered delivery dates. The first vessel began its charter in March 2007.

        Marine Transportation Services' costs and expenses include daily running costs and fixed costs. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. The most significant components of maintenance and repair expenses are drydocking costs, which are expensed as incurred. Vessel drydockings are regularly performed in accordance with applicable regulations and if a disproportionately large number of drydockings are undertaken in a particular fiscal year or calendar quarter, operating expenses may vary significantly when compared with a prior year or quarter.

        Depreciation is Marine Transportation Services' principal fixed cost. Depreciation depends on the acquisition costs of vessels and their related useful life and salvage value assumptions. The costs to retrofit the two double-bottom vessels described above were capitalized and are being depreciated over the remaining life of the vessels. All associated costs, including the mobilizations and regulatory drydocking costs were expensed as incurred.

  Results of Operations

	2007		2006		2005		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	'07/'06	'06/'05
	$'000%		$'000%		$'000%		%	%
Operating Revenues:
United States	116,037	100	144,738	100	62,123	86
Foreign	—	—	459	0	10,225	14

	116,037	100	145,195	100	72,348	100	(20)	101

Costs and Expenses:
Operating	90,702	78	81,493	56	42,369	59
Administrative and general	5,309	5	4,173	3	1,579	2
Depreciation and amortization	38,248	33	40,665	28	23,304	32

	134,259	116	126,331	87	67,252	93

Operating Income (Loss)	(18,222)	(16)	18,864	13	5,096	7	(197)	270

Other Income (Expense):
Foreign currency gains (losses), net	43	—	(22)	—	—	—

Segment Profit (Loss)	(18,179)	(16)	18,842	13	5,096	7	(197)	270

        Operating Revenues—2007 compared to 2006.    The reduction in operating revenues was primarily due to the extended off-hire period for the Seabulk Challenge between March and November while undergoing a retro-fit to double-hull configuration, the removal of the Seabulk Magnachem from service in February 2007 having reached its mandated OPA 90 retirement date, the change in contract status of the Seabulk Mariner from time charter to long-term bareboat contract commencing in March 2007, and the regulatory drydocking of the Seabulk America in the fourth quarter of 2007. In 2007, Marine Transportation Services earned 72% of its operating revenues under time charters, 6% under a bareboat charter and 22% under contracts of affreightment.

        Operating Income (Loss)—2007 compared to 2006.    The reduction in operating income was primarily due to the reduction in operating revenues and significant regulatory drydocking expense for the Seabulk Challenge while undergoing a retrofit, the change in contract status of the Seabulk Mariner from time charter to long-term bareboat contract commencing in March 2007, the lost operating revenues coupled with drydocking expenses for the Seabulk America, and the removal from service of the Seabulk Magnachem.

        Operating Revenues—2006 compared to 2005.    Operating revenues increased in 2006 primarily reflecting twelve months of tanker operations compared with only six months in 2005 following the Seabulk Merger in July 2005. Operating revenues in 2005 included $2.2 million related to two foreign-flagged vessels which were sold in August and September 2005. In 2006, Marine Transportation Services earned 71% of its operating revenues under time charters and 29% under contracts of affreightment.

        Operating Income (Loss)—2006 compared to 2005.    Operating income increased in 2006 primarily reflecting twelve months of tanker operations compared with only six months in 2005 following the Seabulk Merger in July 2005.

Inland River Services

        In general, 2007 was a good year for the inland river industry despite overall freight rates not reaching 2006 levels. In summary, the market saw strong export demand for grain, weaker northbound demand and higher operating costs, particularly for fuel and crew wages.

        During the first half of the year, Inland River Services benefited from existing freight contracts that reduced its exposure to the spot market where rates were generally weak. Northbound loads were underpinned by term contracts that typically provided protection against rising fuel prices. Favorable changes in demurrage terms, introduced in the fall of 2006, also helped maintain profitability.

        During the second half of the year, record high grain freight rates, favorable weather in the lower Mississippi River basin and good river operating conditions were tempered by difficult navigation issues on the Arkansas River and drought conditions in the Midwest. The Midwest drought negatively affected the dry cargo market by lowering grain production and restricting loading drafts. Demand for northbound loads weakened in the second half of the year and late rainfall hampered harvests. As a result, demand weakened and carriers had time to reposition fleets and aggressively compete for harvest loads leading to a reduction in rates from the highs experienced early in the harvest period.

        At the end of 2007, the average age of the Inland River Services' dry cargo barge fleet was less than five years old, which the Company believes is among the youngest fleets operating on the U.S. inland waterways system. In contrast, Inland River Services believes that approximately 40% of the existing dry cargo barge fleet and 59% of the liquid tank barge fleet operating on the U.S. inland waterways are over 20 years old. Inland River Services expects the relatively young age of its fleet will enhance availability and reliability and reduce downtime for repairs. Inland River Services also expects the young age of its fleet to reduce replacement capital expenditures needed in future years to maintain its fleet size and thus maintain its revenue generating capacity.

        As of December 31, 2007, the average age (in years) of Inland River Services' owned and joint ventured fleet was as follows:

Dry cargo barges	4
Liquid tank barges—10,000 barrel	12
Liquid tank barges—30,000 barrel	8
Deck barges	1
Towboats(1)	39

(1)
Towboats have been upgraded and maintained to meet or exceed current industry standards.

        As of December 31, 2007, Inland River Services controlled a total of 985 dry cargo barges including 608 owned, seven leased-in, 222 joint ventured and 148 managed. Of the dry cargo barges, 275 were chartered to, and operated by, other operators for various periods of time for a fixed rate per day. The remaining 333 dry cargo barges were operated by Inland River Services through a pooling arrangement that Inland River Services manages.

        Pursuant to these pooling arrangements, operating revenues and voyage expenses are pooled and the net results are allocated to participants based upon the number of days the barges participate in the pool. Each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

        As of December 31, 2007, Inland River Services also controlled 73 liquid tank, including 49 owned, 22 joint ventured and two leased-in, and 26 deck barges which Inland River Services owned. Inland River Services also controlled 17 towboats, including owned and four joint ventured.

        In order to maintain control over the costs of towing, fleeting, cleaning and switching, Inland River Services endeavors to secure contracts of twelve months or longer with key vendors to provide these essential services. These contracts normally include fuel price escalators and other cost escalation clauses.

        In 2007, Inland River Services earned 62% of its operating revenues from participation in dry cargo barge pools that it managed, 12% from the charter-out of dry cargo barges, 17% from liquid tank barges and 9% from the operation of inland towboats and other activities.

        The following table presents, for the years indicated, Inland River Services' interest in the tons hauled, percentage of tons moved and percentage of operating revenues derived from the movement of cargo and earned from its participation in dry cargo barge pools.

	2007			2006			2005
(in thousands)	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues
Grain	1,742	57%	57%	2,392	50%	47%	2,563	47%	43%
Non-Grain	1,315	43%	43%	2,386	50%	53%	2,927	53%	57%

	3,057	100%	100%	4,778	100%	100%	5,490	100%	100%

        Dry cargo barge expenses are typically differentiated between those directly related to voyages including towing, switching, fleeting and cleaning costs, and non-voyage related expenses including repair costs, insurance and depreciation. For barges chartered-out, expense is limited to depreciation.

  Results of Operations

	2007		2006		2005		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	'07/'06	'06/'05
	$'000%		$'000%		$'000%		%	%
Operating Revenues:
United States	121,248	100	147,466	100	123,231	100	(18)	20

Costs and Expenses:
Operating	57,458	47	69,359	47	67,353	54
Administrative and general	6,807	6	3,988	2	2,413	2
Depreciation and amortization	16,307	13	14,300	10	12,018	10

	80,572	66	87,647	59	81,784	66

Gains on Asset Dispositions	30,562	25	84	—	11	—

Operating Income	71,238	59	59,903	41	41,458	34	19	44

Other Income (Expense):
Other, net	108	—	28	—	25	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	7,650	6	(3)	—	—	—

Segment Profit	78,996	65	59,928	41	41,483	34	32	44

        Operating Revenues—2007 compared to 2006.    Operating revenues decreased in 2007, primarily due to the reduction in the owned dry cargo barge fleet, following sales to third parties and the sale and contribution of equipment into Inland River Services' foreign and domestic joint ventures. Operating revenues were also impacted by lower freight rates and reduced northbound loadings. The decreases were partially offset by operating revenues generated by equipment added in an acquisition in March 2007.

        Operating Income—2007 compared to 2006.    Operating income increased in 2007, primarily due to gains on the sale of equipment to third parties and joint ventures. Operating expenses as a percentage of revenue were consistent, period over period while administrative and general expenses were higher due an acquisition.

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

        Equity in Earnings of 50% or Less Owned Companies.    Equity in earnings in 2007 were generated from the activities of an Inland River Services' joint venture which owns a fleet of inland river transportation assets and a joint venture that operates a grain and liquid fertilizer storage and handling facility, both of which began operations in the fourth quarter of 2006, and a South American joint venture that owns a fleet of river transportation assets that began operations in the third quarter of 2007. One of Inland River

Services' joint ventures entered into strategic positions in marketable securities and commodity futures thereby enhancing its returns.

Aviation Services

        A significant portion of Aviation Services' operations involves transportation services provided to offshore oil and gas customers. As with the Company's Offshore Marine Services segment, this market is highly cyclical with demand linked to the price of oil and gas which tend to fluctuate depending on many factors, including global economic activity and levels of inventory. The U.S. Gulf of Mexico continues to represent Aviation Services' major market.

        Aviation Services' current revenue stream from the support of oil and gas activities is balanced between the exploration and production activities of its customers. Exploration and development activities generally require medium size and heavy aircraft, which typically earn higher margins. Production related activities are less sensitive to variations in commodity prices and accordingly provide a more stable demand for services. Aviation Services has concentrated its production support in deepwater areas and pipeline companies. It performs very little shallow water production support.

        In recent years Aviation Services' oil company customers have been seeking modern aircraft that offer enhanced safety features and greater performance. Some customers have also been moving from small single engine aircraft to small twin engine aircraft due to the additional safety afforded from two engines when flying extended range missions in deepwater areas.

        On January 5, 2007, a wholly owned subsidiary of the Company, Era Med LLC ("EraMED"), acquired the air medical services business of Keystone Helicopter Corporation. EraMED currently operates 37 light and medium twin engine helicopters, including five owned, ten leased-in and 22 managed, in support of hospital-based air medical programs, primarily in the eastern United States.

        Maintenance and repair expenses, employee compensation, insurance costs and fuel expenses represent a significant portion of Aviation Services' overall operating costs. All maintenance and repair cost, including aircraft refurbishments and engine and major component overhauls, is expensed as incurred. Should a disproportionate number of refurbishments or overhauls be undertaken in a particular fiscal year or calendar quarter, comparative operating expense may vary considerably.

        Certain third party vendors maintain the engines and components on some of Aviation Services' helicopters are under programs that require it to pay ratably for the service based on actual flight hours flown. The costs are normally billed on a monthly basis and expensed as incurred. In the event that Aviation Services places an aircraft in a program after a maintenance period has begun it is normally necessary to pay an initial buy-in charge based on hours flown to date. If a helicopter is sold before the scheduled maintenance work is carried out Aviation Services may be able to recover part of the expenditure incurred up to that point. The impact of entry into and exit from these programs can have a significant impact on Aviation Services' repair and maintenance costs.

        In addition to variable operating expenses, Aviation Services incurs fixed charges for depreciation of aircraft and other property and equipment.

        In measuring and evaluating Aviation Services' performance, management considers flight hours flown. These were 74,766, 62,609, and 56,924 hours flown in 2007, 2006 and 2005 respectively. These hours are not necessarily indicative of management's expectations for future flight hours for the Aviation Services' fleet. Flight hours in 2007 include hours flown by EraMED.

  Results of Operations

	2007		2006		2005		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	'07/'06	'06/'05
	$'000%		$'000%		$'000%		%	%
Operating Revenues:
United States	199,891	92	149,061	96	135,095	98
Foreign	15,148	8	6,953	4	2,460	2

	215,039	100	156,014	100	137,555	100	38	13

Costs and Expenses:
Operating	157,240	73	121,569	78	101,602	74
Administrative and general	18,865	9	14,945	9	12,589	9
Depreciation and amortization	27,561	13	19,956	13	16,417	12

	203,666	95	156,470	100	130,608	95

Gains on Asset Dispositions and Impairments, net	8,032	4	11,088	7	7,915	6

Operating Income	19,405	9	10,632	7	14,862	11	83	(28)

Other Income (Expense):
Derivatives losses, net	(2,695)	(1)	(1,397)	(1)	—	—
Foreign currency gains (losses), net	44	—	(49)	—	(3)	—
Other, net	613	—	653	—	192	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(8)	—	38	—	—	2

Segment Profit	17,359	8	9,877	6	15,051	11	76	(34)

        Operating Revenues—2007 compared to 2006.    The acquisition of EraMED in early 2007 accounted for 61% of the $59.0 million increase in operating revenues between 2006 and 2007. In the U.S. Gulf of Mexico, although flight hours were lower, operating revenues increased due to generally better rates as newer equipment was placed in service. Operating revenues in Alaska were positively impacted by increased flight hours in support of oil and gas activity and higher rates. International revenues increased as additional aircraft were placed on long-term leases outside of the United States.

        Operating Income—2007 compared to 2006.    Operating income in 2007 included $8.0 million of gains on asset dispositions compared to gains of $11.1 million in 2006. Excluding the impact of these gains, operating income from flight operations increased by $11.8 million. This increase was primarily due to the improvement in operating revenues noted above, partially offset by higher operating expenses, primarily for wages and benefit costs which increased due to the EraMED acquisition and because of wage increases in the U.S Gulf of Mexico. Repair and maintenance costs, fuel costs and depreciation charges were also higher primarily as a result of the EraMED acquisition and other net aircraft additions. Operating income also improved due to hurricane related insurance recoveries.

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

        Derivative Expense.    In 2006, Aviation Services entered into foreign currency forward contracts designated as a fair value hedge for the purchase of capital equipment. The expense recorded in both periods represents the ineffective portion of the hedge.

Environmental Services

        Environmental Services charges fees for its consulting and industrial and remediation services on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment required to carry it out. The margins on time and material services are more predictable and for the most part are larger than for fixed fee work. The margins on equipment intensive jobs are normally higher than labor-intensive jobs.

        The principal components of Environmental Services' operating expenses are salaries and related benefits for operating personnel, payments to subcontractors, equipment maintenance and depreciation. These expenses are primarily a function of regulatory requirements and the level of retainer, spill, consulting and other environmental business activities.

        During 2007, Environmental Services continued to build on its environmental and consulting base through acquisitions. In September 2007, it acquired an emergency management company based in the southeastern United States specializing in hurricane planning, response and recovery work. Also in September 2007, it acquired a United Kingdom based crisis management, business continuity training and consulting company. In the fourth quarter of 2007 it acquired a U.S. West Coast based remediation, demolition, evacuation and industrial services company. Also in the fourth quarter of 2007, it acquired a U.S. West Coast based environmental management and engineering company. Subsequent to the end of the year, it acquired a U.S. West Coast based company responsible for the management of the City of Alameda's port operations.

        Operating results and cash flows are very dependent on the number of spill responses in a given fiscal period, the magnitude of each spill and the profit margin earned. Spill response revenues and related income can vary materially between comparable periods. The revenues from any one period are not indicative of a trend or anticipated results in future periods.

        Costs of oil spill response activities can include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor, equipment and materials provided by Environmental Services. Profit margins vary based on the use of the Company's personnel and equipment resources versus the use of third-party personnel and equipment.

  Results of Operations

	2007		2006		2005		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	'07/'06	'06/'05
	$'000%		$'000%		$'000%		%	%
Operating Revenues:
United States	118,374	75	112,960	78	121,599	89
Foreign	38,452	25	31,556	22	14,978	11

	156,826	100	144,516	100	136,577	100	9	6

Costs and Expenses:
Operating Expenses	111,297	71	103,154	71	93,254	68
Administrative and general	23,310	15	20,593	15	17,203	13
Depreciation and amortization	4,853	3	3,358	2	3,203	2

	139,460	89	127,105	88	113,660	83

Gains (Losses) on Asset Dispositions	175	—	(198)	—	(7)	—

Operating Income	17,541	11	17,213	12	22,910	17	2	(25)

Other Income (Expense):
Foreign currency gains (losses), net	(61)	—	(148)	—	73	—
Other, net	(1)	—	27	—	3	—
Equity in Earnings of 50% or Less Owned Companies	237	—	60	—	921	1

Segment Profit	17,716	11	17,152	12	23,907	18	3	(28)

        Operating Revenues—2007 compared to 2006.    Operating revenues increased $12.3 million in 2007 compared to 2006 primarily due to a 28% increase in consulting and project management revenues, offset by an 8% decrease in spill response revenues. Consulting and project management revenues accounted for 57% and 51% of Environmental Services, operating revenues in 2007 and 2006, respectively, with 2007 including $11.0 million of operating revenues from acquisitions. Spill response activities accounted for 30% and 35% of Environmental Services' operating revenues in 2007 and 2006, respectively.

        Operating Income—2007 compared to 2006.    Operating income increased $0.3 million in 2007 compared to 2006. Spill response activity in 2007 generated higher margins than in 2006, due to greater utilization of company-owned equipment partially offset by a decrease in income from consulting and project management services due to lower margins. Operating income from acquisitions was $1.6 million. The increases in administrative and general expenses and depreciation were primarily due to acquisitions.

        Operating Revenues—2006 compared to 2005.    Operating revenues increased in 2006 primarily due to a 44% increase in consulting and project management revenues offset by a 21% decrease in spill response revenues. Consulting and project management revenues accounted for 49% and 35% of Environmental Services operating revenues in 2006 and 2005, respectively. This increase was primarily due to greater international activity and additional services offered as a result of Homeland Security requirements. Spill response activities accounted for 35% and 46% of Environmental Services operating revenues in 2006 and 2005, respectively.

        Operating Income—2006 compared to 2005.    Operating income decreased by $5.7 million in 2006 primarily as a result of the aforementioned decreased spill response activity. The spill response activity in 2005 included higher margins due to greater utilization of more company-owned equipment than in the current year. Additionally, Environmental Services incurred increased operating and general and administrative expenses which contributed to decreased operating income. The above factors were partially offset by increased consulting and project management activity.

Other Segment Profit (Loss)

				Percent Change
	2007	2006	2005	'07/'06	'06/'05
	$'000	$'000	$'000%		%
Harbor and Offshore Towing Services	2,970	6,430	3,120	(54)	106
Other, net	531	(8)	(77)	6,738	90
Equity in Earnings (Losses) of 50% or Less Owned Companies	(35)	3,125	(1,159)	(101)	370

	3,466	9,547	1,884	(64)	418

        Harbor and Offshore Towing Services.    Operating income decreased in 2007 as compared to 2006 primarily due to higher wage and benefits costs, as a result of union wage and benefit increases, higher regulatory drydocking costs and increased depreciation expense on new equipment. Operating income increased in 2006 primarily due to twelve months of activity in 2006 compared to only six months in 2005 following the Seabulk Merger.

        Other, net.    Operating income increased in 2007 compared to 2006 due to asset sales in the Company's leasing activities partially offset by losses in the Company's commodity trading activities.

        Equity in Earnings of 50% or Less Owned Companies.    Equity earnings in 2006 included gains of $7.7 million, net of tax, on the sale of a handymax dry bulk ship by one or the Company's joint ventures.

Corporate and Eliminations

				Percent Change
	2007	2006	2005	'07/'06	'06/'05
	$'000	$'000	$'000%		%
Corporate Expenses	(33,250)	(35,375)	(29,298)	6	(21)
Eliminations	21	23	22	(9)	5

Operating Loss	(33,229)	(35,352)	(29,276)	6	(21)

Other Income (Expense):
Derivative gains (losses), net	13,027	7,944	(7,074)	64	212
Foreign currency gains, net	1,079	3,820	108	(72)	3,437
Other, net	(859)	87	267	(1,087)	(67)

        Corporate Expenses.    Corporate expenses decreased in 2007 compared to 2006 primarily due to lower legal and bank and finance costs. Corporate expenses increased in 2006 primarily due to twelve months of Seabulk corporate activity in 2006 compared to only six months in 2005 following the Seabulk Merger, and higher compensation expenses.

        Derivative gains (losses), net.    Derivative gains, net in 2007 are primarily due to net gains on foreign currency forward contracts, futures and options. Derivative gains, net in 2006 are primarily due to net gains on foreign currency forward contracts and commodity futures partially offset by losses on an interest rate swap. Derivative losses in 2005 are primarily due to the results of an interest rate swap acquired in the Seabulk Merger.

Other Income (Expense) not included in Segment Profit (Loss)

				Percent Change
	2007	2006	2005	'07'06	'06/'05
	$'000	$'000	$'000%		%
Interest income	45,173	37,993	19,201	19	98
Interest expense	(49,360)	(53,679)	(48,152)	8	(11)
Marketable security gains (losses), net	(3,391)	(9,003)	28,081	62	(132)

	(7,578)	(24,689)	(870)	69	(2,738)

        Interest income.    Interest income increased in 2007 as compared to 2006 primarily due to higher average invested balances. These increases were partially offset by lower rates of return on invested balances due to the Company investing available cash primarily in short-term U.S. treasury securities. Interest income increased in 2006 primarily due higher invested balances following the Seabulk Merger and higher rates of return.

        Interest expense.    Interest expense decreased in 2007 as compared to 2006 primarily due to higher capitalized interest and lower debt levels. Interest expense increased in 2006 as compared to 2005 as a result of higher debt balances following the Seabulk Merger.

        Marketable security gains (losses), net.    In 2007 and 2006, marketable security losses, net are primarily due to short sale activities. In 2005, certain investments in available-for-sale marketable securities with previously accumulated unrealized gains were liquidated as part of the Company's repatriation of foreign earnings in order to repatriate the earnings at favorable taxation rates.

Income Taxes

        The Company's effective income tax rate in 2007, 2006 and 2005 was 37.2%, 36.2% and 15.3%, respectively. The Company's effective income tax rate in 2005 was due primarily to the benefit of $46.2 million relating to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

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

  Summary of Cash Flows

	2007	2006	2005
	$'000	$'000	$'000
Cash provided by or (used in):
Operating Activities	385,901	366,107	237,645
Investing Activities	(109,019)	(281,495)	167,243
Financing Activities	(247,240)	(64,230)	(131,936)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	697	2,162	(2,919)

Net Increase in Cash and Cash Equivalents	30,339	22,544	270,033

  Operating Activities

        Cash flows provided by operating activities improved in 2007 compared to 2006 primarily due to non-recurring increases in working capital during 2006, partially offset by reduced operating results before depreciation and gains on asset dispositions in the Company's business segments.

        Improved operating results before depreciation and gains on asset dispositions in the Company's business segments, including the effects of the Seabulk Merger and Era Acquisition, primarily increased the Company's cash flows provided by operating activities in 2006 compared to 2005. Cash flows provided by operating activities also improved in 2006 through the utilization of net operating loss carryforwards and the deferral of current taxes on asset sales, partially offset by increases in working capital.

  Investing Activities

        The Company's capital expenditure activities in 2007 reflect its continuing strategy to diversify its asset base by allocating capital into assets of differing industries and upgrading the assets of its business units. In addition, the Company has sold offshore vessels to reduce its overall exposure to older assets in Offshore Marine Services and has acquired new vessels to adjust the mix of its fleet. The Company has significantly expanded its investment in Inland River Services and Aviation Services assets in recent years.

        Capital expenditures were $537.6 million, $381.7 million and $250.5 million in 2007, 2006 and 2005, respectively. In 2007, 18 offshore support vessels, 52 dry cargo barges, four liquid tank barges, 19 deck barges, 26 helicopters and five harbor tugs were delivered. In 2006, ten offshore support vessels, 79 barges and 21 helicopters were delivered. In 2005, nine offshore support vessels, 99 barges and nine helicopters were delivered.

        The Company's unfunded capital commitments as of December 31, 2007 consisted primarily of marine service vessels, harbor tugs, helicopters and barges and totaled $462.0 million, of which $332.4 million is payable in 2008, with the remaining balance payable through 2010. Of these commitments, approximately $86.0 million may be terminated without further liability other than the payment of liquidated damages of $7.3 million in the aggregate. Subsequent to the end of the year, the Company committed to purchase additional equipment for $6.2 million and sold a purchase contract reducing its unfunded capital commitments by $6.4 million.

        In 2007, cash flows from the sale of equipment were $449.7 million, which included 44 offshore support vessels, 185 dry cargo barges, eight liquid tank barges, two towboats and eleven helicopters. In 2006, cash flows from the sale of equipment were $278.1 million, which included 60 offshore support vessels and 15 helicopters. In 2005, cash flows from the sale of equipment were $203.1 million, which included 23 offshore support vessels and seven helicopters. The Company sold held for sale equipment for $7.3 million in 2006 and $121.4 million in 2005.

        The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve funds with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S.-flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use. Activity in the Company's construction reserve funds used cash flows of $57.6 million and $210.1 million in 2007 and 2006, respectively, and provided cash flows of $21.2 million in 2005.

        Cash used in investing activities for corporate acquisition transactions, net of cash acquired, was $44.6 million, $8.0 million and $66.8 million in 2007, 2006 and 2005, respectively. The Company acquired Seabulk in 2005. The Company sold the fixed wing operations of Aviation Services for $15.0 million in 2005. Investing activities with the Company's joint ventures provided cash flows of $6.6 million, $0.2 million and $4.7 million 2007, 2006 and 2005, respectively, resulting from the repayment of loans to the Company and proceeds from the sale of joint venture interests partly offset by additional investments made by the Company. The net results of marketable securities transactions and derivative transactions provided cash flows of $56.6 million, $37.5 million and $131.9 million in 2007, 2006 and 2005, respectively.

  Financing Activities

        SEACOR's Board of Directors have previously approved a securities repurchase plan which allows the Company to acquire Common Stock, 7.2% Senior Notes, 5.875% Senior Notes, 2.875% Convertible Debentures and 9.5% Senior Notes (collectively the "SEACOR Securities"). In 2007, 2006 and 2005, a total of 2,366,880, 727,180 and 304,676 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $213.3 million, $58.1 million and $20.5 million, respectively.

        As of December 31, 2007, SEACOR had authorization to repurchase $125.0 million of SEACOR Securities. The repurchase of additional SEACOR Securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. This repurchase authority remains in place until fully used or until the Company determines otherwise.

        The Company uses major capital markets and bank financing to meet certain of its financing requirements. The Company has not historically experienced difficulty in obtaining financing or refinancing existing debt. The Company manages its debt portfolio in response to changes in interest rates by periodically retiring, redeeming and repurchasing debt.

        The Company generally borrows on a long-term basis. Its long-term debt and capital lease obligations at December 31, 2007 totaled $937.8 million as compared to $961.0 million at December 31, 2006. The Company's outstanding long-term debt at December 31, 2007 primarily included $250.0 million of its 2.875% convertible debentures due December 15, 2024, $200.0 million of its 5.875% notes due October 1, 2012, $134.5 million of its 7.2% notes due 2009, $192.9 million of Seabulk's United States Government Guaranteed Ship Financing Bonds and $138.5 million of Seabulk's 9.5% Senior Notes due August 2013.

        On July 3, 2007, the Company amended its existing $300.0 million unsecured revolving credit facility, increasing the availability by $150.0 million, bringing the maximum available for borrowing to $450.0 million. The credit facility matures in November 2013 and advances under the facility are available for general corporate purposes. This facility will be reduced by 10% of the maximum committed amount during its term at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of December 31, 2007, the Company had no outstanding borrowings under the new revolving credit facility and the remaining availability under this new facility was $447.6 million, net of issued letters of credit of $2.4 million.

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

  Off-Balance Sheet Arrangements

        On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2007, the Company had the following guarantees in place:

        The Company is a guarantor of 50% of the outstanding debt for one of its domestic offshore marine joint ventures. The Company's guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2007, the Company's guarantee was $16.0 million.

        The Company is a party to an international offshore marine joint venture which has obtained bank debt to finance the acquisition of four offshore support vessels. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint venture to fund the uncalled capital commitments to the joint venture. In such event, the Company would be required to contribute its allocable share of uncalled capital, which as of December 31, 2007, was $3.3 million.

        The Company guaranteed up to $5.4 million with respect to amounts owing pursuant to a vessel charter agreement between a U.S. joint venture entity in which the Company owns a 50% interest and the owner of the chartered vessel. The Company's guarantee declines over the life of the charter and terminates in 2011.

        The Company guaranteed up to $0.7 million with respect to amounts owed by a Singapore joint venture of which the Company owns a 50% interest, under a banking facility used to finance the construction of two new Crew boats.

        The Company guaranteed up to $0.5 million as security for the performance of a contract between an Environmental Services joint venture, in which the Company has a 50% interest, for the provision of oil spill response and related services in Turkey to the Baku-Tblisi-Ceyhan Crude Oil Export Pipeline. Provision of this performance guaranty was a condition to the contract in Turkey.

  Contractual Obligations and Commercial Commitments

        The following table summarizes the Company's contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$'000	$'000	$'000	$'000	$'000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	1,351,311	66,699	255,603	309,434	719,575
Capital Purchase Obligations(2)	461,992	332,356	129,636	—	—
Operating Leases(3)	143,629	35,204	66,219	39,162	3,044
Purchase Obligations(4)	37,714	37,714	—	—	—
Other(5)	7,225	3,191	3,633	107	294

	2,001,871	475,164	455,091	348,703	722,913

Other Commercial Commitments:
Joint Venture Guarantees(6)	25,919	2,646	5,451	5,822	12,000
Letters of Credit	47,603	28,451	19,152	—	—

	73,522	31,097	24,603	5,822	12,000

	2,075,393	506,261	479,694	354,525	734,913

(1)
Maturities of the Company's borrowings and interest payments based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property, plant and equipment. These commitments are not recorded as liabilities on the Company's balance sheet at December 31, 2007 as the Company has not yet received the goods or taken title to the property. Subsequent to December 31, 2007, the Company committed to purchase additional equipment for $6.2 million, and sold a purchase contract reducing its unfunded capital commitments by $6.4 million.

(3)
Primarily leases of vessels, helicopters, barges and property.

(4)
Includes purchase order commitments of the Company outstanding at December 31, 2007 with respect to goods and services to be acquired in the ordinary course of business. These orders are fulfilled by the Company's vendors within short-time horizons.

(5)
Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)
Includes guarantees of amounts owing by entities in which the Company owns 50% or less under charter arrangements with vessel owners, a loan agreement for the construction of two vessels and an oil spill response service contract. In the case of guarantees relating to the charter arrangements and loan agreement, obligations thereunder decline over time. The guarantees terminate at various dates through 2015.

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

        Marine Transportation Services had two of its tankers retrofitted to double-hull configuration to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work was completed in a foreign shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center ("NVDC") of the U.S. Coast Guard ("USCG"), which administers the U.S.-build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofits in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers' eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., an operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the USCG to reverse the NVDC's May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S. coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC's determination and direct the USCG to revoke the coastwise license of one of the tankers whose retrofit had then been completed. The Company believes the NVDC's determination was correct and in accord with the USCG's long-standing regulations and interpretations. The Company intervened in the action and intends to assist the USCG in defending the NVDC's determination.

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

Related Party Transactions

        The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant, trusts for the benefit of Mr. Fabrikant's two children, and Mr. Andrew Morse, a member of the board of directors of SEACOR own barges that participate in the barge pools managed by the Company. Mr. Morse's wife owned a barge that participated in the barge pools prior to the sale referred to below. Mr. Fabrikant and his affiliates and Mr. Morse and his wife were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In 2007, 2006 and 2005, Mr. Fabrikant and his affiliates earned $1.7 million, $2.0 million and $1.3 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). In 2007 and 2006, Mr. Morse and his wife earned $0.1 and $0.15 million, respectively, of net barge pool results. As of December 31, 2007, 2006 and 2005, the Company owed Mr. Fabrikant and his affiliates and Mr. Morse and his wife $0.5 million, $0.6 million and $0.5 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates and Mr. Morse and his wife participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

        During 2007, the Company purchased a barge from Mr. Morse's wife at fair market value and sold it to Inland River Services' South American joint venture at the same value. The proceeds received by Mr. Morse's wife were deposited into a construction reserve fund established by her that is managed by the Company.

Critical Accounting Policies and Estimates

        General.    The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates, including those related to bad debts, useful lives of property and equipment, impairments, deferred tax assets and those accrued liabilities subject to estimation, based on historical experience, changes in the markets and businesses in which the Company operates and various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying value of the assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates and those differences may be material.

        The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements:

        Revenue Recognition.    The Company's Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as service is provided. Charter durations and rates are typically established in the context of master service agreements which govern the terms and conditions of charter.

        The Company's Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of its vessels or under contracts of affreightment. Under a time charter Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charter and bareboat charter are recognized as service is provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

        The Company's Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services' barges are operated in barge pools with other barges of third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and storage and demurrage of cargos associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered.

        The Company's Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services' air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or flight based revenues are recognized as hours are flown or flights are completed. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage being recognized as the services are performed.

        The Company's Environmental Services segment earns revenues primarily from emergency response services, retainer services, consulting and training services and industrial and remediation services. Emergency response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual spill responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training fees are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis or on a fixed fee bid basis and are recognized as the services are provided based on contract terms.

        Trade Receivables.    Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Oil spill, emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

        Derivatives.    The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. All of the Company's derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives, not designated as a fair value hedge, are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as a fair value hedge, to the extent they are effective, are recognized as a corresponding increase or decrease in the fair value of the underlying hedged asset or liability, with the ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net.

        Property and Equipment.    All of the Company's business segments except Environmental Services are asset-based and highly capital intensive. The Company's assessment of the useful economic lives of its assets are based on management's judgment, taking into consideration historical industry data, the Company's own experience in operating such assets and other relevant factors.

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

        As of December 31, 2007, the estimated useful life (in years) of each of the Company's major categories of new equipment is as follows:

Offshore Marine vessels	20
Tankers(1)	25
Inland River dry cargo and deck barges	20
Inland River liquid tank barges	25
Inland River towboats	25
Helicopters	12
Harbor and Offshore tugs	40

(1)
Subject to OPA 90 requirements.

        Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals or improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets' carrying values and are amortized over such assets estimated useful lives.

        Impairment of Long-Lived Assets.    The Company accounts for the impairment of long-lived assets, including intangible assets, under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires an impairment analysis on long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate.

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

        Goodwill.    Goodwill is accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company's impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and many are developed as part of its routine business planning and forecasting process. The Company believes its estimates and assumptions are reasonable; however, variations from those estimates could produce materially different results.

        Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") which was adopted on January 1, 2007 with no material impact to the Company's consolidated financial position and results of operations. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized, except for a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2005 as described below. Interest and penalties relating to uncertain tax positions are recognized in the Company's income tax provision. In accordance with SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

New Accounting Pronouncements

        On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain non-financial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

        On December 4, 2007 the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes SFAS No. 141 by requiring acquiring companies to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, establishes that shares issued in consideration for a business combination be at fair value on the acquisition date, requires the recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, requires recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values, provides for the capitalization of in-process research and development assets acquired, requires acquisition-related transaction costs to be expensed as incurred, allows for the capitalization of acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met as of the acquisition date and requires as an adjustment to income tax expense, changes in an acquirer's existing income tax valuation allowances and tax uncertainty accruals. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

        On December 4, 2007, the FASB also issued SFAS No. 160 which requires that a non-controlling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because noncontrolling interests meet the definition of equity of the consolidated entity. After control is obtained, a change in ownership interests that does not result in a loss of control will be accounted for as an equity transaction, and a change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is required to be adopted concurrently with SFAS No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined what impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is the pound sterling. Net consolidated assets of $35.8 million, or £18.0 million, and $28.6 million, or £14.6 million, before translation to U.S. dollars, are included in the Company's accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively. In addition, SEACOR has provided net cash advances to these operations of $35.0 million, or £17.5 million, and $25.0 million, or £12.8 million, as of December 31, 2007 and 2006, respectively. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2007 would reduce other comprehensive income by approximately $2.3 million, net of tax, due to translation and would reduce income by approximately $2.3 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance transactions.

        At December 31, 2007, the Company held available-for-sale marketable securities with a fair value of $28.8 million, including $4.0 million in fixed income investments consisting of corporate debt securities and foreign government bonds and $24.8 million in equity securities. At December 31, 2006, the Company held available-for-sale marketable securities with a fair value of $28.5 million, including $0.9 million in fixed income investments and $27.6 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities which has included U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company's investments in equity securities primarily include positions in energy, marine, transportation and other related businesses. The Company monitors its investments in available-for-sale marketable securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. A 10% decline in the value of available-for-sale marketable securities as of December 31, 2007 would reduce other comprehensive income by $1.9 million, net of tax.

        The Company held positions in short sales of marketable equity securities with a fair value of $109.4 and $84.8 million as of December 31, 2007 and 2006, respectively. The Company's short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2007, would reduce income by $7.1 million, net of tax.

        The Company held positions in publicly traded equity options that convey to the Company the right, but not the obligation, to engage in a future transaction on the underlying equity security. The Company's investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. For the year ended December 31, 2007, the Company recognized net gains of $1.6 million and is included in the accompanying consolidated statements of income as derivative gains (losses), net. The fair market value of the Company's outstanding equity options is an unrealized loss of $2.1 million and $0.2 million as of December 31, 2007 and 2006, respectively, and is included in the accompanying consolidated balance sheets as other receivables.

        The Company's outstanding debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and operations are not significantly affected by interest rate fluctuations. The Company's only significant variable rate debt instrument is its revolving credit facility, under which the Company had no outstanding borrowings at December 31, 2007 and 2006. While available for liquidity requirements, the Company has not historically utilized significant portions of the revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

        The Company entered into an interest rate swap agreement expiring in 2013 with members of its lending group in order to take advantage of lower available interest rates. Through this derivative instrument, which covered a notional amount of $150.0 million, the Company in effect converted the fixed interest rate on its outstanding 9.5% Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate was adjusted semi-annually in February and August of each year. The swap agreement was secured by a second lien on certain assets. The Company's position in this interest rate swap was terminated in March 2007, and for the year ended December 31, 2007, the Company recorded a gain of $0.2 million with respect to the swap agreement and is included in the accompanying consolidated statements of income as derivative gains (losses), net. At December 31, 2006, an unrealized loss of $4.7 million is included in the accompanying consolidated balance sheet as other current liabilities.

        The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, ringgit, dinar, renminbi, dirham and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company's business conducted in Europe, Africa, the Middle East and the Far East. At December 31, 2007, the Company had foreign currency forward exchange contracts which aggregated $417.4 million. As of December 31, 2007 and 2006, the Company designated certain of the foreign currency forward contracts, with a notional value of €122.5 and €73.5 million, respectively, as fair value hedges for capital commitments. For the year ended December 31, 2007, the Company recorded $8.1 million of net gains from these forward exchange, option and future contracts. For the year ended December 31, 2007, the Company reduced its capital commitment obligations by $18.4 million as a result of the foreign currency forward contracts designated as fair value hedges. The fair market value of the Company's outstanding currency positions as of December 31, 2007 and 2006, is a net unrealized loss of $1.6 million and a net unrealized gain of $6.4 million, respectively, and is included in the accompanying consolidated balance sheets as other receivables.

        The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil and ethanol) pursuant to which the Company net settles its position based upon the difference between the contract price and the market price. The general purpose of these transactions is to provide value to the Company should the price of commodities decline, which over time, if sustained, could lead to a decline in the Company's offshore and inland river assets' market values and cash flows. As of December 31, 2007 and 2006, the fair value of these exchange based commodity contracts was an unrealized loss of $0.4 million and unrealized gain of $1.6 million, respectively, and is included in the accompanying consolidated balance sheets as other receivables. The Company also enters into various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of December 31, 2007, the fair value of these non-exchange based commodity contracts is an unrealized gain of $1.0 million and is included in the accompanying consolidated balance sheet as other receivables. There were no non-exchange based commodity contracts in 2006. Additionally, the Company carried inventory (primarily ethanol) relating to the physical delivery of product from these transactions with a fair value of $1.3 million at December 31, 2007. There was no inventory related to these contracts at December 31, 2006. For the year ended December 31, 2007, the Company recognized net gains of $1.0 million from both exchange and non-exchange transactions.

        The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which the Company settles its position based upon the difference between the contract price and the market price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. The fair market value of the Company's outstanding positions at December 31, 2007, is an unrealized loss of $0.2 million and is included in the accompanying consolidated balance sheets as other receivables. The Company did not have any of these positions at December 31, 2006.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        With the participation of the Company's principal executive officer and principal financial officer, management evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2007. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than the implementation of a suite of software applications used to accumulate financial data for reporting business activities of Seabulk. This software application implementation was not made in response to any deficiency in the Company's internal controls and the same suite of software applications has been generally used in the Company's worldwide operations since 2003.

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

        NYSE Annual Certification.    The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification. SEACOR Holdings Inc. has filed the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Compensation Disclosure and Analysis portion of the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Security Ownership of Certain Beneficial Owners and Management portion of the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Certain Relationships and Related Transactions portion of the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Ratification or Appointment of Independent Auditors portion of the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

    1. and 2. Financial Statements and Financial Statement Schedules.

        See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K

    3. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).
3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).
3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).
3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).
4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).
4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K filed with the Commission on March 14, 1995).
4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed with the Commission on June 7, 1996).
4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).
4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).
4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).
4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).
4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).
4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).
4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 14, 2005).
4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005).
4.18*	Stockholders' Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005).
4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.'s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).
4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.'s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).
4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.'s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).
4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.'s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).
4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2006).
10.1*+	SEACOR Holdings Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.2*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company's Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).
10.3*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).
10.4*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.5*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.6*	Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).
10.7*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).
10.8*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).
10.9*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).
10.10*	Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.11*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.12*	Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.13*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.14*	Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
10.15*	Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on May 17, 2001).
10.16*	Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.17*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).
10.18*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K filed with the Commission on March 15, 2004).
10.19*+	Form of Option Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2004).
10.20*+	Form of Restricted Stock Grant Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2004).
10.21*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on October 14, 2004).
10.22*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).
10.23*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005).
10.24*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company's Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.25*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).
10.26+	Compensation Arrangements for the Executive Officers.
10.27+	Compensation of Non-Employee Directors.
10.28*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company's Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).
10.29*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR's Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.30*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).
10.31*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission on May 10, 2007).
10.32*	Amendment No. 1 to SEACOR Holdings Inc.'s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 3, 2007).
21.1	List of Registrant's Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as indicated.

+
Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)
By:	/s/ RICHARD RYAN Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ RICHARD RYAN Richard Ryan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008
/s/ MATTHEW CENAC Matthew Cenac	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008
/s/ CHARLES FABRIKANT Charles Fabrikant	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ PIERRE DE DEMANDOLX Pierre De Demandolx	Director	February 28, 2008
/s/ RICHARD M. FAIRBANKS III Richard M. Fairbanks III	Director	February 28, 2008
/s/ MICHAEL E. GELLERT Michael E. Gellert	Director	February 28, 2008
/s/ JOHN C. HADJIPATERAS John C. Hadjipateras	Director	February 28, 2008
/s/ OIVIND LORENTZEN Oivind Lorentzen	Director	February 28, 2008
/s/ ANDREW R. MORSE Andrew R. Morse	Director	February 28, 2008
/s/ CHRISTOPHER REGAN Christopher Regan	Director	February 28, 2008
/s/ STEPHEN STAMAS Stephen Stamas	Director	February 28, 2008
/s/ STEVEN WEBSTER Steven Webster	Director	February 28, 2008
/s/ STEVEN J. WISCH Steven J. Wisch	Director	February 28, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

    Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        SEACOR Holdings Inc.'s ("SEACOR") management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

        Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding SEACOR's financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management's evaluation, management has concluded that SEACOR's internal control over financial reporting was effective as of December 31, 2007 based on the framework in Internal Control—Integrated Framework. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

        SEACOR's internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited SEACOR's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on SEACOR's internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Shareholders and Board of Directors of SEACOR Holdings Inc.

        We have audited SEACOR Holdings Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants

Fort Lauderdale, Florida
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Shareholders and Board of Directors of SEACOR Holdings Inc.

        We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2006 SEACOR Holdings Inc. changed its method of accounting for share-based payments.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants

Fort Lauderdale, Florida
February 28, 2008

SEACOR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$537,305	$506,966
Restricted cash	30,624	41,951
Available-for-sale marketable securities	28,792	28,547
Receivables:
Trade, net of allowance for doubtful accounts of $4,670 and $4,848 in 2007 and 2006, respectively	267,564	264,090
Other	62,975	48,866
Inventories	30,468	22,670
Deferred income taxes	9,929	13,256
Prepaid expenses and other	9,756	12,023

Total current assets	977,413	938,369

Investments, at Equity, and Receivables from 50% or Less Owned Companies	109,288	76,218
Property and Equipment:
Vessels and equipment	965,235	926,834
Tankers	529,750	507,232
Barges	220,387	238,984
Helicopters	308,574	224,589
Harbor Tugs	109,456	75,725
Construction in progress	260,538	181,306
Equipment, furniture, fixtures, vehicles and other	75,795	58,575

	2,469,735	2,213,245
Accumulated depreciation	(526,583)	(443,035)

	1,943,152	1,770,210

Construction Reserve Funds & Title XI Reserve Funds	405,000	348,261
Goodwill	60,226	41,950
Intangible Assets	30,500	38,631
Other Assets, net of allowance for doubtful accounts of $1,502 and $2,055 in 2007 and 2006, respectively	43,072	39,343

	$3,568,651	$3,252,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$9,648	$9,218
Current portion of capital lease obligations	851	2,490
Accounts payable and accrued expenses	119,321	88,868
Accrued wages and benefits	38,277	33,778
Accrued interest	12,184	12,245
Accrued income taxes	18,187	12,762
Short sale of marketable securities	109,386	84,759
Accrued capital, repair and maintenance expenditures	34,423	11,419
Other current liabilities	46,483	39,970

Total current liabilities	388,760	295,509

Long-Term Debt	929,114	940,891
Capital Lease Obligations	8,642	20,112
Deferred Income Taxes	480,447	358,734
Deferred Gains and Other Liabilities	130,311	73,764
Minority Interest in Subsidiaries	9,558	6,894
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,154,052 and 31,745,583 shares issued in 2007 and 2006, respectively	322	317
Additional paid-in capital	905,702	871,914
Retained earnings	1,198,024	956,376
Less 9,578,789 and 7,226,784 shares held in treasury in 2007 and 2006, respectively, at cost	(486,505)	(274,490)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,938	1,009
Unrealized gain on available-for-sale marketable securities	2,338	1,952

Total stockholders' equity	1,621,819	1,557,078

	$3,568,651	$3,252,982

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	For the years ended December 31,
	2007	2006	2005
Operating Revenues	$1,359,230	$1,323,445	$972,004

Costs and Expenses:
Operating	832,403	743,200	589,928
Administrative and general	147,317	130,760	105,195
Depreciation and amortization	154,307	166,714	127,714

	1,134,027	1,040,674	822,837

Gains on Asset Dispositions and Impairments, Net	122,572	77,977	28,285

Operating Income	347,775	360,748	177,452

Other Income (Expense):
Interest income	45,173	37,993	19,201
Interest expense	(49,360)	(53,679)	(48,152)
Derivative gains (losses), net	10,835	6,343	(7,074)
Foreign currency gains, net	230	2,358	23,183
Marketable security gains (losses), net	(3,391)	(9,003)	28,081
Other, net	(11)	947	1,707

	3,476	(15,041)	16,946

Income from Continuing Operations Before Income Tax Expense (Benefit), Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	351,251	345,707	194,398

Income Tax Expense (Benefit):
Current	13,599	24,531	60,343
Deferred	116,842	100,589	(30,597)

	130,441	125,120	29,746

Income from Continuing Operations Before Minority Interest in (Income) Loss of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	220,810	220,587	164,652
Minority Interest in (Income) Loss of Subsidiaries	(1,227)	(1,005)	32
Equity in Earnings of 50% or Less Owned Companies	22,065	14,812	5,661

Income from Continuing Operations	241,648	234,394	170,345
Income from Discontinued Operations	—	—	364

Net Income	$241,648	$234,394	$170,709

Basic Earnings Per Common Share:
Income from Continuing Operations	$10.26	$9.52	$7.89
Income from Discontinued Operations	—	—	0.02

Net Income	$10.26	$9.52	$7.91

Diluted Earnings Per Common Share:
Income from Continuing Operations	$9.04	$8.44	$6.93
Income from Discontinued Operations	—	—	0.02

Net Income	$9.04	$8.44	$6.95

Weighted Average Common Shares Outstanding:
Basic	23,547,708	24,633,826	21,594,752
Diluted	27,266,750	28,350,311	25,272,736

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unamortized Share Awards	Accumulated Other Comprehensive Income	Comprehensive Income
Year Ended December 31, 2004	$245	$412,210	$551,273	$(197,850)	$(2,423)	$30,302
Issuance of common stock:
Seabulk Merger	64	434,800	—	(3,362)	—	—
Tex-Air acquisition	—	57	—	—	—	—
Employee Stock Purchase Plan	—	—	—	897	—	—
Exercise of stock options	4	10,216	—	—	—	—
Director stock awards	—	294	—	—	—	—
Restricted stock and restricted stock units	—	4,145	—	—	(3,825)	—
Purchase of treasury shares	—	—	—	(20,499)	—	—
Amortization of share awards	—	—	—	—	2,540	—
Net income	—	—	170,709	—	—	—	$170,709
Other comprehensive loss	—	—	—	—	—	(28,492)	(28,492)

Year Ended December 31, 2005	313	861,722	721,982	(220,814)	(3,708)	1,810	$142,217

Issuance of common stock:
Tex-Air acquisition	—	57	—	—	—	—
Employee Stock Purchase Plan	—	—	—	1,467	—	—
Exercise of stock options	2	6,661	—	—	—	—
Director stock awards	—	430	—	—	—	—
Restricted stock and restricted stock units	2	127	—	3,050	—	—
Purchase of treasury shares	—	—	—	(58,142)	—	—
Amortization of share awards	—	6,574	—	—	—	—
Cancellation of restricted stock	—	51	—	(51)	—	—
Adoption of SFAS 123(R)	—	(3,708)	—	—	3,708	—
Net income	—	—	234,394	—	—	—	$234,394
Other comprehensive income	—	—	—	—	—	1,151	1,151

Year Ended December 31, 2006	317	871,914	956,376	(274,490)	—	2,961	$235,545

Issuance of common stock:
Waxler acquisition	2	19,108	—	—	—	—
Tex-Air acquisition	—	56	—	—	—	—
Employee Stock Purchase Plan	—	—	—	2,052	—	—
Exercise of stock options	1	2,966	—	—	—	—
Director stock awards	—	475	—	—	—	—
Restricted stock and restricted stock units	2	614	—	74	—	—
Purchase of treasury shares	—	—	—	(213,284)	—	—
Amortization of share awards	—	9,712	—	—	—	—
Cancellation of restricted stock	—	857	—	(857)	—	—
Net income	—	—	241,648	—	—	—	$241,648
Other comprehensive income	—	—	—	—	—	1,315	1,315

Year Ended December 31, 2007	$322	$905,702	$1,198,024	$(486,505)	$—	$4,276	$242,963

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$241,648	$234,394	$170,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,307	166,714	127,714
Amortization of valuation adjustments on acquired leases	1,875	7,058	492
Amortization of deferred income on sale and leaseback transactions	(12,196)	(9,106)	(5,756)
Debt premium amortization, net	(1,685)	(1,942)	(966)
Amortization of share awards	9,712	6,574	2,540
Director stock awards	482	430	294
Bad debt (income) expense	571	(3,405)	3,943
Gains on asset dispositions and impairments, net	(122,572)	(77,977)	(28,285)
Derivative (gains) losses, net	(10,835)	(6,343)	7,074
Foreign currency gains, net	(230)	(2,358)	(23,183)
Marketable security (gains) losses, net	3,391	9,003	(28,081)
Deferred income tax expense (benefit)	116,842	100,589	(30,597)
Minority interest in income (loss) of subsidiaries	1,227	1,005	(32)
Equity in earnings of 50% or less owned companies	(22,065)	(14,812)	(5,661)
Dividends received from 50% or less owned companies	20,702	24,517	8,692
Other, net	1,473	827	(146)
Changes in operating assets and liabilities:
Increase in receivables	(15,692)	(49,432)	(24,111)
(Increase) decrease in prepaid expenses and other assets	(6,762)	(7,041)	7,277
Increase (decrease) in accounts payable, accrued expenses and other liabilities	25,708	(12,588)	55,728

Net cash provided by operating activities	385,901	366,107	237,645

Cash Flows from Investing Activities:
Purchases of property and equipment	(537,608)	(381,710)	(250,459)
Proceeds from disposition of property, equipment and held for sale assets	449,745	285,397	324,494
Purchases of securities	(107,464)	(45,886)	(117,760)
Proceeds from sale of securities	128,278	77,773	247,658
Investments in and advances to 50% or less owned companies	(31,566)	(24,617)	(1,022)
Return of investments and advances from 50% or less owned companies	7,487	9,254	1,352
Proceeds on sale of investments in 50% or less owned companies	30,686	15,600	4,400
Principal payments on third party notes receivable, net	974	1,020	7,319
Net (increase) decrease in restricted cash	11,327	(764)	(8,929)
Net (increase) decrease in construction reserve funds and title XI funds	(56,739)	(212,056)	21,159
Net (increase) decrease in escrow deposits on like kind exchanges	(2,176)	2,183	(10,112)
Cash settlements on derivative transactions, net	35,782	5,599	2,025
Repayments of (investments in) sales type lease, net	6,846	(5,254)	(1,123)
Business acquisitions, net of cash acquired	(44,591)	(8,034)	(66,759)
Sale of discontinued operation	—	—	15,000

Net cash provided by (used in) investing activities	(109,019)	(281,495)	167,243

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(40,462)	(33,486)	(182,983)
Proceeds from issuance of long-term debt, net of offering costs	(231)	15,374	64,802
Common stock acquired for treasury	(213,284)	(58,142)	(20,499)
Proceeds and tax benefits from share award plans	6,146	12,573	7,198
Dividends paid to minority interest holders, net of cash received	591	(549)	(454)

Net cash used in financing activities	(247,240)	(64,230)	(131,936)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	697	2,162	(2,919)

Net Increase in Cash and Cash Equivalents	30,339	22,544	270,033
Cash and Cash Equivalents, Beginning of Year	506,966	484,422	214,389

Cash and Cash Equivalents, End of Year	$537,305	$506,966	$484,422

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES

        Nature of Operations.    SEACOR Holdings Inc. ("SEACOR") and its subsidiaries (collectively referred to as the "Company") is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or "coastwise" trade. In addition, the Company operates a fleet of inland river barges transporting grain and other bulk commodities on the U.S. inland waterways. The Company's environmental services segment provides oil spill response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials.

        Basis of Consolidation.    The consolidated financial statements include the accounts of SEACOR and its majority-owned subsidiaries, which effective July 1, 2005 included Seabulk International, Inc. ("Seabulk"—see Note 5). All significant inter-company accounts and transactions are eliminated in consolidation.

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

        The Company employs the cost method of accounting for investments in other business ventures over which the Company does not have the ability to exercise significant influence. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in fair value.

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

        Revenue Recognition.    The Company's Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as service is provided. Charter durations and rates are typically established in the context of master service agreements which govern the terms and conditions of charter.

        The Company's Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of its vessels or under contracts of affreightment. Under a time

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

charter Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charter and bareboat charter are recognized as service is provided. Voyage contracts are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

        The Company's Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services' barges are operated in barge pools with other barges of third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and storage and demurrage of cargos associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered.

        The Company's Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services' air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage being recognized as the services are performed.

        The Company's Environmental Services segment earns revenues primarily from emergency response services, retainer services, consulting and training services and industrial and remediation services. Emergency response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual spill responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training fees are recognized as the services are provided based on the contract terms. Industrial and remediation services are provided on both a time and material basis or on a fixed fee bid basis and are recognized as the services are provided based on the contract terms.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments and overnight investments. Credit risk associated with cash and cash equivalents is considered low due to the high credit quality of the financial institutions in which the Company maintains its cash and cash equivalent balances.

        Restricted Cash.    Restricted cash consists primarily of U.S. treasury securities and cash which has been generated from the operations of five of Marine Transportation Services' U.S.-flag double-hull product tankers (see Note 9).

        Marketable Securities.    Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying balance sheets as available-for-sale marketable securities. These investments are stated at their fair value with unrealized holding gains and losses reported in the accompanying consolidated balance sheets as accumulated other comprehensive income (loss) and realized holding gains and losses are reported in the consolidated statements of income as marketable security gains (losses), net. Short sales of marketable securities are temporary trading positions held by the Company in anticipation of short-term market movements. The liabilities arising from these positions are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net.

        Trade Receivables.    Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Oil spill, emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

        Derivatives.    The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. All of the Company's derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives, not designated as a fair value hedge, are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as a fair value hedge, to the extent they are effective, are recognized as a corresponding increase or decrease in the fair value of the underlying hedged asset or liability with the ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net.

        Concentrations of Credit Risk.    The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

been within management's expectations. The Company is also exposed to concentrations of credit risk associated with its cash and cash equivalents, its available-for-sale marketable securities and its derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved.

        Inventories.    Inventories, which consist primarily of fuel and fuel oil in the Company's Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company's Aviation Services segment and ethanol or bio-diesel arising from the Company's trading activities, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

        Property and Equipment.    Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company's useful life, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. In addition, the Company has retrofitted two of its tankers with double-hulls to extend their useful lives beyond their original Oil Pollution Act 1990 ("OPA 90") mandated retirement dates.

        As of December 31, 2007, the useful life (in years) of each of the Company's major categories of new equipment is as follows:

Offshore Marine vessels	20
Tankers(1)	25
Inland River dry cargo and deck barges	20
Inland River liquid tank barges	25
Inland River towboats	25
Helicopters	12
Harbor and Offshore tugs	40

(1)
Subject to OPA 90 requirements.

        Depreciation expense totaled $147.7 million, $162.3 million and $125.0 million in 2007, 2006 and 2005, respectively.

        Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets' carrying values and are amortized over such assets estimated useful lives. Capitalized interest totaled $10.7 million $5.5 million and $1.1 million in 2007, 2006 and 2005, respectively.

        Intangible Assets.    The Company accounts for its intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily arose from the acquisition of Seabulk, Response Management Associates, Inc. and Solid Resources, Inc. (see Note 5) and consist of

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

trademarks and tradenames, non-compete agreements, customer relationships, acquired contractual rights and software. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2007, 2006 and 2005, the Company recognized amortization expense of $6.6 million, $4.4 million and $2.7 million, respectively.

        The Company's intangible assets and accumulated amortization by type (in thousands) is as follows:

	Gross Carrying Value
	Non-Compete Agreements	Trademark/ Tradenames	Customer Lists	Software/ Technology	Purchase Contracts	Total
Year Ended December 31, 2005	$1,700	$6,100	$30,508	$—	$4,772	$43,080
Purchase price adjustments to previously acquired intangible assets	—	(1,000)	(7,808)	—	—	(8,808)
Acquired intangible assets	—	—	11,683	—	—	11,683

Year Ended December 31, 2006	1,700	5,100	34,383	—	4,772	45,955
Purchase price adjustments to previously acquired intangible assets	300	400	(4,783)	600	—	(3,483)
Acquired intangible assets	—	—	1,942	—	—	1,942
Fully amortized intangible assets	(1,700)	—	—	—	—	(1,700)

Year ended December 31, 2007	$300	$5,500	$31,542	$600	$4,772	$42,714

	Accumulated Amortization
	Non-Compete Agreements	Trademark/ Tradenames	Customer Lists	Software/ Technology	Purchase Contracts	Total
Year Ended December 31, 2005	$(425)	$(255)	$(1,390)	$—	$(828)	$(2,898)
Amortization expense	(850)	(510)	(2,269)	—	(797)	(4,426)

Year Ended December 31, 2006	(1,275)	(765)	(3,659)	—	(1,625)	(7,324)
Amortization expense	(479)	(419)	(4,849)	(150)	(693)	(6,590)
Fully amortized intangible assets	1,700	—	—	—	—	1,700

Year ended December 31, 2007	$(54)	$(1,184)	$(8,508)	$(150)	$(2,318)	$(12,214)

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

        Future amortization expense of intangible assets for each of the years ended December 31 is as follows (amounts in thousands):

2008	$4,915
2009	4,707
2010	4,518
2011	3,997
2012	3,373
2013 to 2017	8,990

$30,500

        Amortization expense is subject to adjustment based upon further changes to the preliminary fair value of intangible assets acquired in business combinations.

        Impairment of Long-Lived Assets.    The Company accounts for the impairment of long-lived assets, including intangible assets, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires an impairment analysis of long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. During 2007, the Company recognized impairment charges of $0.1 million related to long-lived assets held for use. The Company did not recognize any impairment charges in 2006 related to assets held for use or sale. During 2005, the Company recognized impairment charges of $0.8 million related to long-lived assets damaged or destroyed by hurricanes Katrina and Rita.

        Impairment of 50% or Less Owned Companies.    The Company performs regular reviews of each investee's financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, the investment is written down to fair value when the Company expects the decline to be other-than-temporary. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments.

        Goodwill.    Goodwill is accounted for under the provisions of SFAS No. 142 and is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company's impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and many are developed as part of the Company's routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

goodwill impairments in 2007 or 2006. During 2005, the Company recognized an impairment charge of $0.8 million related to goodwill impacted by hurricanes Katrina and Rita.

        Business Combinations.    The Company accounts for business combinations under the provisions of SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for all business combinations. The purchase method of accounting requires the Company to adjust the carrying value of the assets acquired and liabilities assumed to their fair value at the date of purchase with any excess of purchase price over the fair value of assets acquired and liabilities assumed to be recorded as goodwill. Under the provisions of SFAS No. 141, the Company has one year from the purchase date to finalize the fair value of the assets acquired and liabilities assumed. Additionally, under the provisions of SFAS No. 141, the purchase price of an entity acquired in a business combination includes all the direct expenses of the acquisition. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 5).

        Deferred Financing Costs.    Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs amortization expense totaled $1.2 million, $1.4 million and $0.7 million in 2007, 2006 and 2005, respectively, and is included in interest expense in the accompanying consolidated statements of income.

        Self-insurance Liabilities.    The Company maintains business insurance programs with significant self-insured retention primarily relating to its offshore support vessels, tankers, harbor tugs and helicopters. In addition, the Company maintains self-insured health benefit plans for its participating employees. The Company limits its exposure to the business insurance programs and health benefit plans by maintaining stop-loss and aggregate liability coverage. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company's historical loss experience. To the extent that estimated self-insurance losses differ from actual losses realized, the Company's insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

        Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN48 was adopted on January 1, 2007 with no material impact on the Company's consolidated financial position and results of operations. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized, except for a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2005 as described below. Interest and penalties relating to uncertain tax positions are recognized in the Company's income tax provision. In accordance with SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        In 2005, as a result of the American Jobs Creation Act of 2004, the Company repatriated accumulated foreign earnings at an effective federal tax rate of 5.25% which resulted in tax obligations significantly less than the deferred taxes previously provided. In accordance with FASB Staff Position FAS 109-2, the Company recognized the income tax benefit of this special one-time dividends received deduction during

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

the fourth quarter of 2005 when the Company finalized its plan for repatriation and distributed cash dividends.

        Deferred Gains.    From time to time, the Company enters into vessel sale and leaseback transactions and sells vessels to business ventures in which it holds an equity ownership interest. Certain of the gains realized from these transactions are not immediately recognized in income and have been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale and leaseback transactions, gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In business venture sale transactions, gains are deferred and amortized based on the Company's ownership interest, cash received from the business venture and the applicable vessels' depreciable lives. Deferred gain activity for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$52,077	$25,725	$20,058
Deferred income arising from vessel sales	81,413	37,763	12,895
Amortization of deferred gains	(13,689)	(11,394)	(6,991)
Reduction of deferred gains on repurchased vessels	(10,357)	—	—
Currency translation and other	(160)	(17)	(237)

Balance at end of year	$109,284	$52,077	$25,725

        Stock Based Compensation.    The Company accounts for stock based compensation in accordance with SFAS No. 123(R), Share Based Payments. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method which required the Company to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. After assessing alternative valuation models and amortization assumptions, the Company is using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grants. The Company will reconsider its use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company has previously estimated forfeitures in its expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company presents the excess tax benefits from the exercise of stock options as a financing cash flow in the consolidated statements of cash flows.

        Prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R) (see Note 13). The impact of adopting SFAS No. 123(R) lowered net income for the years ended December 31, 2007 and 2006 by $3.4 million and $2.3 million, respectively. The impact of adopting SFAS No. 123(R) lowered basic earnings per common share for the years ended December 31, 2007 and 2006 by $0.14 and $0.07 per share, respectively, and lowered diluted earnings per common share for the year ended December 31, 2007 and 2006 by $0.12 and $0.06 per share, respectively.

        Foreign Currency Translation.    The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries' financial statements are reported as accumulated other comprehensive income in the accompanying consolidated balance sheets.

        In the fourth quarter of 2005 as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004, the Company recognized a $16.4 million foreign currency gain primarily relating to the revaluation of certain assets denominated in pounds sterling. Following the payment of dividends, the subsidiaries that owned these assets were deemed to be substantially liquidated and the accumulated currency translation adjustments previously reported in stockholders' equity were reclassified to foreign currency gains.

        Foreign Currency Transactions.    Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains, net in the accompanying consolidated statements of income in the period in which the currency exchange rates change.

        Earnings Per Share.    In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose, the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 excluded 328,420, 123,675 and 137,493, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

        The calculation of basic and diluted earnings per share for the years ended December 31 are as follows (in thousands except share data):

	Income	Shares	Per Share
2007
Basic Earnings Per Share:
Net income	$241,648	23,547,708	$10.26

Effect of Dilutive Securities:
Options and restricted stock	—	301,417
Convertible securities	4,850	3,417,625

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$246,498	27,266,750	$9.04

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

        Comprehensive Income.    In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive income (loss) in the accompanying consolidated statements of changes in equity. The Company's other comprehensive income (loss) is comprised of net currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities. The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the years ended December 31 are as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2007
Foreign currency translation adjustments	$1,429	$(500)	$929

Unrealized gains on available-for-sale securities:
Unrealized net holding gains arising during period	5,224	(1,828)	3,396
Less—reclassification adjustment for net gains included in net income	(4,631)	1,621	(3,010)

	593	(207)	386

Other comprehensive income	$2,022	$(707)	$1,315

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2006
Foreign currency translation adjustments	$2,096	$(734)	$1,362

Unrealized losses on available-for-sale securities:
Unrealized net holding gains arising during period	5,081	(1,778)	3,303
Less—reclassification adjustment for net gains included in net income	(5,406)	1,892	(3,514)

	(325)	114	(211)

Other comprehensive income	$1,771	$(620)	$1,151

2005
Foreign currency translation adjustments	$(28,692)	$10,043	$(18,649)

Unrealized losses on available-for-sale securities:
Unrealized net holding gains arising during period	19,838	(6,943)	12,895
Less—reclassification adjustment for net gains included in net income	(34,981)	12,243	(22,738)

	(15,143)	5,300	(9,843)

Other comprehensive loss	$(43,835)	$15,343	$(28,492)

        New Accounting Pronouncements.    On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

        On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes SFAS No. 141 by requiring acquiring companies to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, establishes that shares issued in consideration for a business combination be at fair value on the acquisition date, requires the recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, requires

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES (Continued)

recognition of preacquisition loss and gain contingencies at their acquisition-date fair values, provides for the capitalization of in-process research and development assets acquired, requires acquisition-related transaction costs to be expensed as incurred, allows for the capitalization of acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met as of the acquisition date and requires as an adjustment to income tax expense, changes in an acquirer's existing income tax valuation allowances and tax uncertainty accruals. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

        On December 4, 2007, the FASB also issued SFAS No. 160 which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because noncontrolling interests meet the definition of equity of the consolidated entity. After control is obtained, a change in ownership interests that does not result in a loss of control will be accounted for as an equity transaction, and a change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is required to be adopted concurrently with SFAS No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined what impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial position or results of operations.

        Reclassifications.    Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2.    FINANCIAL INSTRUMENTS

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
ASSETS:
Cash, cash equivalents and restricted cash	$567,929	$567,929	$548,917	$548,917
Available-for-sale marketable securities	28,792	28,792	28,547	28,547
Collateral and escrow deposits and notes receivable	12,428	12,428	11,614	11,614
Notes receivable from business ventures	5,229	see below	531	see below
Construction reserve funds and Title XI reserve funds	405,000	405,000	348,261	348,261
Business ventures, carried at cost	6,413	see below	990	see below
Derivative instruments	—	—	7,832	7,832
LIABILITIES:
Long-term debt including current portion(1)	938,762	1,240,764	950,109	1,035,941
Short-sale of marketable securities	109,386	109,386	84,759	84,759
Derivative instruments	3,349	3,349	4,666	4,666

(1)
The carrying amount of debt excludes capital leases of $9.5 million and $22.6 million at December 31, 2007 and 2006, respectively.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    FINANCIAL INSTRUMENTS (Continued)

        The carrying value of cash, cash equivalents, restricted cash and collateral cash deposits approximates fair value. The carrying value of construction reserve funds and Title XI reserve funds, primarily consisting of U.S. treasury securities, approximate fair value. The fair values of the Company's available-for-sale marketable securities, notes receivable, derivative instruments and long-term debt were estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company's notes receivable from business ventures because the timing of settlement of these notes is not certain. It was not practicable to estimate the fair value of the Company's historical cost investments in business ventures because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.    MARKETABLE SECURITIES

        The cost and fair value of available-for-sale marketable securities as of December 31 were as follows (in thousands):

		Gross Unrealized Holding
	Amortized Cost			Fair Value
		Gains	Losses
2007
Corporate debt securities(1)	$950	$10	$—	$960
Foreign treasury securities	2,925	75	—	3,000
Equity securities	21,245	3,833	(246)	24,832

	$25,120	$3,918	$(246)	$28,792

2006
Corporate debt securities(1)	$950	$1	$(6)	$945
Foreign treasury securities	—	—	—	—
Equity securities	24,593	3,228	(219)	27,602

	$25,543	$3,229	$(225)	$28,547

(1)
Corporate debt securities have a stated maturity in 2013.

        For the years ended December 31, 2007, 2006 and 2005, the sale of available-for-sale marketable securities resulted in gross realized gains of $4.9 million, $5.5 million and $35.3 million, respectively, and gross realized losses of $0.2 million, $0.1 million, and $0.3 million, respectively, and are included in the consolidated statements of income as marketable security gains (losses), net. The specific identification method was used to determine the cost of available-for-sale marketable securities in computing realized gains and losses.

        For the years ended December 31, 2007, 2006 and 2005, short sales of marketable securities resulted in gross realized and unrealized gains of $4.6 million, $1.4 million and $12.0 million, respectively, and gross realized and unrealized losses of $12.7 million, $15.8 million and $18.9 million, respectively.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    DERIVATIVE INSTRUMENTS

        Derivative gains (losses), included in the accompanying consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Equity options	$1,565	$81	$869
Interest rate swap agreement	186	(2,128)	(5,417)
Forward exchange, option and future contracts	8,088	4,865	(2,317)
Commodity swap, option and future contracts:
Exchange traded	299	3,494	(266)
Non-exchange traded	736	—	—
U.S. treasury notes and bond future and option contracts	(39)	31	57

	$10,835	$6,343	$(7,074)

        The Company held positions in publicly traded equity options that convey to the Company the right, but not the obligation, to engage in a future transaction on the underlying equity security. The Company's investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. The fair market value of the Company's outstanding equity options is an unrealized loss of $2.1 million and $0.2 million as of December 31, 2007 and 2006, respectively, and is included in the accompanying consolidated balance sheets as other receivables.

        The Company entered into an interest rate swap agreement expiring 2013 with members of its lending group in order to take advantage of lower available interest rates. Through this derivative instrument, which covered a notional amount of $150.0 million, the Company in effect converted the fixed interest rate on its outstanding 9.5% Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate was adjusted semi-annually in February and August of each year. The swap agreement was secured by a second lien on certain assets. This interest rate swap was terminated in March 2007. The fair market value of the Company's position in this swap agreement was an unrealized loss of $4.7 million as of December 31, 2006, and is included in the accompanying consolidated balance sheets as other current liabilities.

        The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, ringgit, dinar, renminbi, dirham and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company's business conducted in Europe, Africa, the Middle East and the Far East. At December 31, 2007, the Company had foreign currency forward exchange contracts which aggregated $417.4 million. As of December 31, 2007 and 2006, the Company has designated certain of its foreign currency forward contracts with notional values of €122.5 and €73.5 million, respectively, as fair value hedges for capital commitments. For the year ended December 31, 2007 and 2006, the Company reduced its capital commitment obligations by $18.4 million and $4.0 million, respectively, as a result of the foreign currency forward contracts designated as fair value hedges. The fair market value of the Company's outstanding currency positions as of December 31, 2007 and 2006, is a net unrealized loss of $1.6 million and a net unrealized gain of $6.4 million, respectively, and is included in the accompanying consolidated balance sheets as other receivables.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    DERIVATIVE INSTRUMENTS (Continued)

        The Company has entered into and settled positions in various commodity swaps, options and futures contracts (primarily natural gas, crude oil and ethanol) pursuant to which the Company net settles its position based upon the difference between the contract price and market price. The general purpose of these transactions is to provide value to the Company should the price of commodities decline, which over time, if sustained, could lead to a decline in the Company's offshore and inland river assets' market values and cash flows. As of December 31, 2007 and 2006, the fair value of these exchange based commodity contracts is an unrealized loss of $0.4 million and an unrealized gain of $1.6 million, respectively, and is included in the accompanying consolidated balance sheets as other receivables. The Company also enters into various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of December 31, 2007, the fair value of these non-exchange based commodity contracts is an unrealized gain of $1.0 million and is included in the accompanying consolidated balance sheets as other receivables. There were no non-exchange based commodity contracts in 2006. Additionally, the Company carried inventory (primarily ethanol) relating to the physical delivery of product from these transactions with a fair value of $1.3 million at December 31, 2007. There was no inventory related to these contracts at December 31, 2006.

        The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which the Company net settles its position based upon the difference between the contract price and market price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. The fair market value of the Company's outstanding positions as of December 31, 2007 is an unrealized loss of $0.2 million. The Company did not have any of these positions at December 31, 2006.

5.    ACQUISITIONS AND DISPOSITIONS

        Rivers Edge Acquisition.    On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp's Rivers Edge Vactor Services, Inc. (collectively referred to as "Rivers Edge"), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million. The Company's purchase price includes cash consideration of $3.3 million and accrued obligations of $0.9 million due to the selling stockholder as defined in the acquisition agreement. Consideration paid includes the settlement of certain River's Edge outstanding debt obligations at the time of acquisition. In addition, the final purchase price is subject to working capital adjustments as defined in the acquisition agreement. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance standards over the period from the date of acquisition through December 31, 2011. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $1.1 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS AND DISPOSITIONS (Continued)

        ACI Acquisition.    On September 30, 2007, the Company acquired all of the issued and outstanding shares of AC Industrial Services Corporation ("ACI"), providers of environmental services in northern California, for $1.5 million. The Company's purchase price includes cash consideration of $1.3 million and accrued working capital payments of $0.2 million. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.8 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

        SRI Acquisition.    On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as "SRI"), providers of environmental services in the southeastern United States, for $10.5 million. The final purchase price is subject to working capital adjustments as defined in the acquisition agreement. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance standards over the period from the date of acquisition through September 30, 2011. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $8.8 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

        Link Acquisition.    On September 7, 2007, the Company also acquired all of the issued and outstanding shares of Link Associates International Global Limited ("Link"), a provider of environmental services in the United Kingdom, for £2.2 million ($4.5 million). Consideration paid includes the settlement of Link's outstanding debt obligations at the time of the acquisition. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance standards during the period from the date of acquisition through May 31, 2010. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.6 million ($3.2 million). Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

        Waxler Acquisition.    On March 13, 2007, the Company acquired all of the assets and certain liabilities of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as "Waxler"), as well as certain assets from Waxler affiliates. The acquisition consideration was $32.0 million, including 202,972 shares of SEACOR common stock, par value $0.01 per share ("Common Stock"), valued at $19.1 million based upon the closing price of Common Stock on March 13, 2007 of $94.15 per share plus additional cash consideration of $12.9 million. Acquired assets included 14 tank barges and eight towboats. In addition, the Company assumed leases on two other tank barges. SEACOR performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of Waxler based on their fair values as of March 13, 2007 resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized as of December 31, 2007.

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

        EraMED Acquisition.    Effective January 5, 2007, a wholly owned subsidiary of the Company, Era Med LLC ("EraMED"), acquired the air medical business of Keystone Helicopter Corporation for $11.1 million. The Company's purchase price includes cash consideration of $11.5 million and is net of $0.4 million due from Keystone Helicopter Corporation for final working capital settlement. At the time of the acquisition, EraMED operated 33 light and medium twin engine helicopters, including four owned, ten leased-in and 19 managed, in support of hospital based air medical programs in the northeastern United States. SEACOR performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of EraMED based on their fair values as of January 5, 2007 resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized as of December 31, 2007.

        RMA acquisition.    On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. ("RMA"), a provider of environmental consulting services, for $12.5 million. The Company's purchase price includes cash consideration of $8.9 million ($8.0 million paid in 2006 and $0.9 million paid in 2007), a note payable of $3.5 million and accrued working capital payments of $0.1 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance standards over the period from the date of the acquisition through September 30, 2012. SEACOR performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of RMA based on their fair values as of October 1, 2006, with the excess of purchase price over fair value recorded as goodwill in the amount of $3.4 million. The fair value analysis of assets and liabilities acquired was finalized as of September 30, 2007.

        Sea-Gil Acquisition.    On December 21, 2005, the Company acquired all of the issued and outstanding shares of Sea-Gil Holdings LLC ("Sea-Gil") for $2.1 million. At time of the acquisition, Sea-Gil owned one offshore vessel valued at $13.0 million and had outstanding debt of $10.9 million.

        Seabulk Acquisition and Disposition of Held for Sale Assets.    On July 1, 2005, SEACOR completed its acquisition of Seabulk through a merger with a wholly-owned subsidiary of SEACOR (the "Seabulk Merger"). The Company's purchase price was $525.3 million, including 6,354,642 shares of Common Stock, 394,446 options to purchase Common Stock, 51,832 restricted stock units under the SEACOR Deferred Compensation Plan, plus additional cash consideration and transaction expenses of approximately $96.9 million. SEACOR performed a fair value analysis whereby the purchase price was allocated to the assets and liabilities of Seabulk, including certain identifiable intangible assets, based on their fair values as of July 1, 2005, with the excess of the purchase price over fair value recorded as goodwill in the amount of $13.9 million. The fair value analysis of assets and liabilities acquired in the Seabulk Merger was finalized as of July 1, 2006.

        As part of the fair value analysis, the Company designated certain Seabulk vessels as held for sale in the aggregate amount of $123.0 million, including two foreign flag double-hull product tankers, one tug and 13 offshore supply vessels. Subsequent to the Seabulk Merger, the Company invested an additional $1.2 million in improvements. During the six months ended December 31, 2005, Seabulk sold the two foreign flag double-hull product tankers, one tug and seven offshore supply vessels for aggregate consideration of $117.7 million. No gain or loss on sale of the vessels was recognized in 2005 as the fair

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS AND DISPOSITIONS (Continued)

value of the vessels was equal to the net sales price. During the year ended December 31, 2006, Seabulk sold the remaining six offshore supply vessels for aggregate consideration of $7.3 million and recognized a gain of $0.8 million.

        Era Acquisition and Disposition of Held for Sale Assets.    On December 31, 2004, the Company acquired all of the issued and outstanding shares of Era Aviation, Inc., the owner of 81 helicopters and 16 fixed wing aircraft, for $118.1 million (the "Era Acquisition"). Following the Era Acquisition, the Company combined the acquired helicopter business with its pre-existing helicopter business and began a process to sell the acquired regional airline service business that included its fixed wing aircraft. For the year ended December 31, 2005, the purchase price was reduced by $4.8 million resulting from the final determination of post-closing working capital adjustments partially offset by additional transaction expenses.

        Effective May 27, 2005, the Company sold the acquired regional airline service business, previously held for sale, for $15.0 million. The operating results of the regional airline service business, including $15.3 million of operating revenues earned for the year ended December 31, 2005, have been reported as "Discontinued Operations" in the Company's consolidated statements of income. During 2005, the Company also sold other previously held for sale assets of Era Aviation, Inc. for $3.7 million, including one helicopter and four fixed wing aircraft. No gain or loss on these sales was recorded as their carrying value was equal to their sales price.

        NRCES Acquisition.    On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services Inc. ("NRCES") (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41.0 million based upon certain performance standards over a period from the date of the acquisition through December 31, 2008. During the years ended December 31, 2007, 2006 and 2005, $1.0 million, $(0.1) million and $0.3 million additional accrued consideration has been allocated to goodwill, respectively. During the years ended December 31, 2007 and 2006, $0.1 million of additional consideration has been paid in the aggregate.

        Tex-Air Acquisition.    All contingent consideration associated with the acquisition of Tex-Air Helicopters, Inc. ("Tex-Air") was previously settled with minimal impact to the Company's initial purchase price allocation, including 6,097 escrow shares of Common Stock issued as security for the selling stockholder's obligations under the purchase agreement and additional consideration earned for operating performance. The additional consideration of $0.2 million earned for operating performance was paid with Common Stock in three equal yearly installments beginning in 2005. During 2007, 2006 and 2005, the Company issued 616, 571 and 826 shares, respectively, of Common Stock in settlement of this obligation.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS AND DISPOSITIONS

        Purchase Price Allocation.    The following table summarizes the allocation of the purchase price for the above acquisitions during the following periods (in thousands):

	Year ended December 31,
	2007	2006	2005
Restricted cash	$—	$—	$32,258
Trade and other receivables	13,931	2,278	55,700
Other current assets	1,335	(698)	142,674
Investments in Equity, and Receivables from 50% or Less Owned Companies	(915)	—	—
Property and equipment	48,992	(7,710)	872,461
Goodwill	18,312	1,599	12,395
Intangible and other assets	3,657	13,483	58,676
Accounts payable and other current liabilities	(12,920)	(503)	(75,844)
Long-Term Debt and Capital Lease Obligations	(1,202)	(3,500)	(511,467)
Deferred Income Taxes	(6,653)	3,085	(82,291)
Deferred Gains and Other Liabilities	—	—	(6,301)
Minority Interest in Subsidiaries	(836)	—	—

Purchase price(1)	$63,701	$8,034	$498,261

(1)
Purchase price is net of cash acquired (totaling $2.0 million and $27.4 million in 2007 and 2005, respectively), includes acquisition costs (totaling $1.2 million and $2.7 million in 2007 and 2005, respectively), and includes Common Stock issued (valued at $19.1 million and $431.5 million in 2007 and 2005, respectively). The purchase price does not include contingent consideration.

        Equipment Additions.    The Company's capital expenditures were $537.6 million, $381.7 million and $250.5 million, in 2007, 2006 and 2005, respectively. Major equipment deliveries were as follows (unaudited):

	2007(1)	2006	2005(2)
Anchor handling towing supply	2	—	5
Crew	3	4	3
Mini-supply	—	—	1
Standby safety	2	—	—
Supply	6	1	—
Towing supply	5	5	—

	18	10	9

Tankers	—	—	—

Inland River dry cargo barges	52	69	75

Inland River liquid tank barges	4	3	24

Inland River deck barges	19	7	—

Inland River towboats	—	—	1

Helicopters	26	21	9

Harbor Tugs	5	—	—

(1)
Excludes 14 liquid tank barges and eight towboats associated with the Waxler acquisition, four helicopters associated with the EraMED acquisition and one mini-supply boat associated with the Vensea acquisition.

(2)
Excludes assets associated with the Seabulk Merger and one offshore vessel associated with the Sea-Gil acquisition.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS AND DISPOSITIONS (Continued)

        Equipment Dispositions.    The Company has sold property and equipment for $449.7 million, $278.1 million and $203.1 million in 2007, 2006 and 2005, respectively, including major equipment dispositions as follows (unaudited):

	2007(1)	2006(2)(3)	2005(3)
Anchor handling towing supply	5	6	3
Crew	10	20	8
Mini-supply	3	5	4
Standby safety	—	—	—
Supply	5	19	7
Towing supply	19	8	1
Other	2	2	—

	44	60	23

Tankers	—	—	—

Inland River dry cargo barges	185	—	—

Inland River liquid tank barges	8	—	—

Inland River deck barges	—	—	—

Inland River towboats	2	—	—

Helicopters	11	15	7

Harbor tugs	—	—	—

(1)
Excludes 61 dry cargo and three liquid tank barges contributed to Seaspraie joint venture (see Note 6).

(2)
Excludes eight dry cargo barges and 19 liquid tank barges contributed to Seaspraie joint venture (see Note 6).

(3)
Excludes equipment classified as held for sale in connection with the Seabulk Merger and Era Acquisition.

6.    INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES

        Investments, carried at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2007	2006
Seaspraie	50.0%	$56,290	$27,946
Globe Wireless	37.5%	—	9,051
Soylutions	50.0%	8,672	8,949
Avion	33.4%	8,308	3,162
C-Lift	50.0%	6,633	6,909
SCFCo Holdings	50.0%	6,463	—
Other	28.8%-50.0%	22,922	20,201

		$109,288	$76,218

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

        Combined Condensed Financials.    Summarized financial information for the Company's investments, at equity, is as follows (in thousands):

	December 31,
	2007	2006
Current assets	$89,223	$89,191
Noncurrent assets	301,981	101,382
Current liabilities	32,042	36,713
Noncurrent liabilities	142,574	16,456

	Year ended December 31,
	2007	2006	2005
Operating revenues	$120,091	$116,562	$171,085
Operating income	36,719	21,199	30,305
Net income	43,260	43,693	25,059

        At December 31, 2007, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company's consolidated retained earnings were $32.2 million. At December 31, 2006, cumulative net deficits of 50% or less owned companies accounted for by the equity method included in the Company's consolidated retained earnings were $26.6 million.

        Seaspraie.    On October 1, 2006, the Company and a financial investor organized a joint venture to own inland marine transportation assets with a view toward generating cash returns which may be enhanced by entering into strategic positions in marketable securities and commodity futures. During 2006, the Company's contribution to the joint venture included eight dry cargo barges, 19 liquid tank barges, working capital deposits and a fixed price construction contract with an aggregate value of $27.8 million. The Company's contribution to the joint venture during 2007 included 61 dry cargo barges, three liquid tank barges and a fixed price construction contract with an aggregate value of $33.0 million. During 2007 and 2006, the Company received fees of $2.2 million and $0.2 million, respectively, related to the management of Seaspraies' barges.

        Globe Wireless.    Globe Wireless LLC ("Globe Wireless") and its subsidiaries operate a worldwide network of high frequency radio stations providing internet messaging, telex, facsimile communications, satellite messaging and voice communication services to the maritime industry. During 2005, the Company recognized an impairment charge of $2.7 million, net of tax, on its investment in Globe Wireless. On July 17, 2007, the Company sold its investment in Globe Wireless for $9.4 million.

        Globe Wireless provides the Company's offshore marine business segment with a "ship-to-shore" communication network and has provisioned and installed certain computer hardware, software and electronic equipment aboard its vessels. During 2007, 2006 and 2005, the Company paid $0.6 million, $0.8 million and $0.8 million, respectively, to Globe Wireless for services and merchandise provided to the Company through the date of sale.

        Soylutions.    On October 1, 2006, the Company purchased a 50% interest in Soylutions LLC for $9.1 million, a company which operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

        C-Lift.    In May 2006, the Company entered into a joint venture that is engaged in the construction of two lift boats which began operations in the fourth quarter of 2007. As of December 2007, net advances to the joint venture were $7.3 million. The Company is a guarantor of 50% of C-Lift's outstanding debt and its guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2007, the Company's guarantee was $16.0 million.

        Avion.    In 2006, the Company purchased a 27.8% interest in Avion Pacific Limited ("Avion"), a distributor of aircraft and aircraft related parts, for $2.6 million. As of December 31, 2006, the Company also had outstanding loans to Avion totaling $0.5 million. During 2007, the Company invested an additional $0.8 million to increase its ownership stake to 33.3%. As of December 31, 2007, the Company had outstanding loans to Avion totaling $4.7 million.

        SCFCo Holdings.    In 2007 the Company and a third party in South America formed a 50-50 joint venture to operate four towboats and 72 dry cargo barges on the Parana-Paraguay Rivers. Each party contributed $5.2 million to the joint venture. During 2007, the Company sold four towboats and 67 dry cargo barges to the joint venture for $43.9 million.

        Marmex.    In 1994, the Company and Grupo TMM, S.A., a Mexican corporation ("TMM") organized a joint venture, Maritima Mexicana, S.A. de C.V. ("Marmex") to serve the Mexican offshore market. Effective March 3, 2006, the Company sold its 40% interest in Marmex to TMM for $20.0 million, including a 2005 deposit received of $4.4 million, recognizing an after tax gain of $4.5 million and was released from its guarantees in the amount of $8.0 million with respect to vessels bareboat chartered to the joint venture. In addition, TMM purchased five offshore vessels from the Company for aggregate consideration of approximately $37.3 million (see Note 5).

        Revenues earned by the Company from the charter of vessels and management services provided to Marmex in 2006 and 2005, totaled $1.1 million and $20.5 million, respectively. Revenues earned by Marmex from management services provided to the Company in 2006 and 2005, totaled $1.2 million and $3.2 million, respectively.

        Other.    The Company's other business ventures include offshore marine businesses that operate nine vessels, eight owned and one bareboat chartered-in, environmental services businesses, an aviation services business and an environmental remediation equipment manufacturer. At December 31, 2007, loans of $0.2 million were payable to the Company from certain of these joint ventures. The Company is a guarantor of up to $5.4 million pursuant to a vessel charter between a joint venture of which the Company owns a 50% interest and the vessel owner. The Company's guarantee declines over the life of the charter and terminates in 2011. The Company is also a guarantor of up to $0.7 million for amounts owed by a joint venture, of which the Company owns 50%, and of up to $0.5 million as security for the contract performance by another joint venture of which the Company owns 50%.

        Additionally, the Company is a party to an international offshore marine joint venture which has obtained bank debt to finance the acquisition of four offshore support vessels. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint venture to fund the uncalled capital commitments to the joint venture. In such event, the Company would be required to contribute its allocable share of uncalled capital, which as of

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES (Continued)

December 31, 2007, was $3.3 million. The Company received $0.4 million of vessel management fees from this joint venture.

7.    CONSTRUCTION RESERVE FUNDS

        The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve funds with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S.-flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company's general use.

        As of December 31, 2007 and 2006, the Company's construction reserve funds of $387.4 million and $331.7 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the year ended December 31, 2007, construction reserve fund account transactions included withdrawals of $169.7 million, deposits of $207.2 million and earned interest of $18.2 million.

8.    INCOME TAXES

        Income from continuing operations before income tax expense (benefit), minority interest in (income) loss of subsidiaries and equity in earnings of 50% or less owned companies derived from the United States and foreign companies for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
United States	$311,809	$319,677	$110,047
Foreign	39,442	26,030	84,351

	$351,251	$345,707	$194,398

        The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
State	$1,552	$1,952	$2,582
Federal	(548)	14,315	33,859
Foreign	12,595	8,264	23,902
Deferred:
State	5,019	(1,698)	5,252
Federal	109,702	104,716	(23,971)
Foreign	2,121	(2,429)	(11,878)

	$130,441	$125,120	$29,746

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    INCOME TAXES (Continued)

        The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
American Jobs Creation Act of 2004	—	—	(23.7)%
Non-deductible expenses	1.0%	0.4%	0.4%
State taxes	1.7%	0.5%	3.5%
Other	(0.6)%	0.3%	0.1%

	37.1%	36.2%	15.3%

        During the fourth quarter of 2005, the Company repatriated $310.4 million of accumulated foreign earnings that were eligible for the 85% received dividend deduction under the American Jobs Creation Act of 2004 and recognized an income tax benefit of $46.2 million as the resulting tax obligation was less than the deferred taxes previously provided. The repatriation dividend included $67.9 million of acquired foreign earnings for which no deferred taxes were previously provided and $27.9 million of acquired foreign earnings associated with the Seabulk Merger for which deferred taxes were previously provided at the reduced rate.

        The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2007	2006
Deferred tax liabilities:
Property and equipment	$459,134	$438,704
Intangible assets	7,302	8,419
Other	46,825	25,642

Total deferred tax liabilities	513,261	472,765

Deferred tax assets:
Net operating loss carryforwards	3,097	50,922
Foreign tax credit carryforwards	25,275	48,896
Deductible goodwill	5,155	7,166
Other	29,033	37,726

Total deferred tax assets	62,560	144,710
Valuation allowance	(19,817)	(17,423)

Net deferred tax assets	42,743	127,287

Net deferred tax liabilities	$470,518	$345,478

        As of December 31, 2007, the Company has federal net operating loss carryforwards of $8.9 million that expire from 2022 to 2026 and foreign tax credits of $25.3 million that expire from 2009 through 2015.

        The Company believes it is more likely than not that the Company's net operating loss carryforwards and foreign tax credit carryforwards will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof, with the exception of $19.8 million of

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    INCOME TAXES (Continued)

foreign tax credits and state net operating loss carryforwards. During the year ended December 31, 2007, the Company increased its valuation allowance by $2.4 million to reserve additional state net operating loss carryforwards. The valuation allowance includes $17.4 million provided for foreign tax credits and state net operating loss carryforwards acquired as part of the Seabulk Merger which, if ultimately utilized, would reduce this valuation allowance and the amount of goodwill recorded in connection with the Seabulk Merger.

        The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. The additional net benefit, which is recorded in stockholders' equity, was $1.4 million, $1.8 million and $4.2 million in 2007, 2006 and 2005, respectively.

        In May 2007, the Internal Revenue Service ("IRS") initiated an audit of the Company's tax returns for 2004 and 2005. One of the Company's subsidiaries is also under audit for its 2003 and 2004 tax returns, periods prior to the Company's acquisition of that subsidiary. The IRS is still in the information gathering phase on both audits and has not communicated any proposed adjustments. While it is often difficult to predict the final outcome or timing of resolutions of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of known tax eventualities.

9.    LONG-TERM DEBT

        The Company's borrowings as of December 31 are summarized below (in thousands):

	2007	2006
2.875% Convertible Debentures	$250,000	$250,000
5.875% Senior Notes (excluding unamortized discount of $1.3 million)	200,000	200,000
Title XI Bonds (excluding unamortized discount of $11.0 million)	184,516	192,873
9.5% Senior Notes (excluding unamortized premium of $12.9 million)	138,500	138,500
7.2% Senior Notes (excluding unamortized discount of $0.1 million)	134,500	134,500
Other (excluding unamortized discount of $1.3 million)	31,952	33,837

	939,468	949,710
Portion due within one year	(9,648)	(9,218)
Debt premium (discount), net	(706)	399

	$929,114	$940,891

        The Company's long-term debt maturities for the years ended December 31 are as follows (in thousands):

2008	$9,648
2009	145,710
2010	10,200
2011	10,129
2012	210,690
Years subsequent to 2012	553,091

$939,468

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    LONG-TERM DEBT (Continued)

        2.875% Convertible Debentures.    On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the "2.875% Convertible Debentures"). Interest on the 2.875% Convertible Debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2005. Beginning December 15, 2011, contingent interest is payable during any subsequent semi-annual interest period if the average market price of the 2.875% Convertible Debentures is equal to or exceeds 120% of their principal amount. The amount of contingent interest payable for any such period will be equal to 0.35% per annum of such average market value of the 2.875% Convertible Debentures. The 2.875% Convertible Debentures are convertible into shares of Common Stock at any time at an initial conversion price of $73.15 per share of Common Stock. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 3,417,625, as of December 31, 2007. After December 20, 2009, the 2.875% Convertible Debentures may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 15 of 2011, 2014 and 2019, the holders of the 2.875% Convertible Debentures may require SEACOR to purchase for cash all or part of their debentures at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $5.5 million of net underwriting fees associated with this debenture sale.

        5.875% Senior Notes.    In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the "5.875% Senior Notes"). The 5.875% Senior Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR's senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5.875% Senior Notes is payable semiannually on April 1 and October 1 of each year. The 5.875% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified "make-whole" premium.

        Title XI Bonds.    The five double-hull product and chemical tankers (the "Title XI tankers") owned by subsidiaries of Seabulk (the "Title XI companies") were financed through the issuance of United States Government Guaranteed Ship Financing Bonds (the "Title XI Bonds" or "Title XI financing"). Seven series of bonds comprise the Title XI Bonds bearing interest at rates ranging from 6.50% to 7.54% with semi-annual principal and interest payments and maturing through June 2024. Beginning in June 2006, the Company was eligible to make additional principal payments equal to the regularly scheduled semi-annual principal payment on two of the Title XI Bonds which may be used to offset future principal payments at the Company's discretion. During 2007 and 2006, the Company made $2.2 million and $2.1 million, respectively, in additional principal payments in accordance with the terms of the Title XI financing. As of December 31, 2007, the Company had paid additional principal of $4.3 million in the aggregate in accordance with the terms of the Title XI financing. The aggregate outstanding principal amount of the Title XI Bonds as of the date of the Seabulk Merger was $203.4 million.

        A percentage of earnings attributable to each of the Title XI tankers' operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. At December 31, 2007 and 2006, the Title XI reserve fund account balances were $17.6 million and $16.6 million, respectively.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    LONG-TERM DEBT (Continued)

        The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. At December 31, 2007, the Title XI companies held $30.6 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company's general working capital requirements.

        In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value at December 31, 2007 of the Title XI tankers was $324.9 million.

        9.5% Senior Notes.    In 2003, Seabulk issued $150.0 million of its Senior Notes due 2013 (the "9.5% Senior Notes"). Interest on the 9.5% Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 9.5% Senior Notes are senior unsecured obligations of Seabulk and are guaranteed by certain of Seabulk's U.S. subsidiaries. Negative covenants in the debenture governing the 9.5% Senior Notes include limits on the ability of Seabulk and certain of its U.S. subsidiaries to incur additional indebtedness, pay dividends to stockholders, make certain investments, sell assets and enter into certain strategic transactions. At the date of the Seabulk Merger, SEACOR owned $11.5 million of the 9.5% Senior Notes.

        On February 28, 2006, SEACOR and Seabulk received consent from holders of a majority of the aggregate principal amount of outstanding 9.5% Senior Notes needed to enter into a supplemental indenture containing certain proposed amendments to the indenture governing the 9.5% Senior Notes. The supplemental indenture eliminated the requirement to report separate stand-alone financial statements for Seabulk as well as certain other reporting requirements and allowed for intercompany loans between SEACOR and Seabulk. In consideration of the holders' consent to the proposed amendments, SEACOR paid a cash consent fee of $2.50 for each $1,000 of principal amount of 9.5% Senior Notes for which consent was received and SEACOR fully and unconditionally guaranteed Seabulk's payment obligations under the 9.5% Senior Notes on a senior unsecured basis. The supplemental indenture has been executed and became effective March 2, 2006.

        7.2% Senior Notes.    In 1997, SEACOR sold $150.0 million aggregate principal amount of its 7.2% Senior Notes due 2009 (the "7.2% Notes"). The offering was made to qualified institutional buyers, a limited number of institutional accredited investors, and in offshore transactions, exempt from registration under U.S. federal securities laws. The 7.2% Notes were issued under an indenture (the "1997 Indenture") between SEACOR and First Trust National Association, as trustee. Interest on the 7.2% Notes is payable semi-annually on March 15 and September 15 of each year. The 7.2% Notes may be redeemed at any time at the option of SEACOR, in whole or from time to time in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a "make-whole" premium, if any, relating to the then prevailing Treasury Yield and the remaining life of the 7.2% Notes. The 1997 Indenture contains covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined in the 1997 Indenture and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined in the 1997 Indenture.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    LONG-TERM DEBT (Continued)

        SEACOR Revolving Credit Facility.    On July 3, 2007, the Company amended its existing $300.0 million unsecured revolving credit facility, increasing the availability by $150.0 million, bringing the maximum available for borrowing to $450.0 million. The credit facility matures in November 2013 and advances under the facility are available for general corporate purposes. This facility will be reduced by 10% of the maximum committed amount during its term at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross- default as defined in the credit agreement. As of December 31, 2007, the Company had no outstanding borrowings under the new revolving credit facility and the remaining availability under this new facility was $447.6 million, net of issued letters of credit of $2.4 million.

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

        At acquisition, Seabulk was obligated to Banco Nacional de Desenvolvimento Economico e Social ("BNDES") of Brazil, a government-owned company, in the principal amount of $15.6 million for funds borrowed to construct two offshore marine vessels. During 2006, Seabulk borrowed an additional $16.5 million to reimburse itself for progress payments made to construct the vessels. Principal and interest payments are due at various dates monthly for sixteen years with final installments due in May 2021. The BNDES loan bears interest at the rate of 4.0% per annum and, as of December 31, 2007 and 2006, the outstanding balance due under the loan was $28.2 million and $30.3 million, respectively.

        At acquisition, Seabulk was obligated for the repayment of four promissory notes that aggregated $14.0 million relating to the purchase and construction of four offshore marine vessels. During the six months ended December 31, 2005, accelerated payments resulted in the retirement of two of these promissory notes. During 2006, the two remaining notes were repaid.

        As of December 31, 2007, the Company had other outstanding letters of credit, apart from the revolving credit facility, totaling $45.2 million with various expiration dates through 2010.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    CAPITAL LEASE OBLIGATIONS

        The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2008	$1,363
2009	1,402
2010	1,402
2011	1,402
2012	2,657
Years subsequent to 2012	2,959

Total minimum lease payments	11,185

Premium on capital leases	528
Less amounts representing interest	(2,220)

Present value of minimum lease payments (including current portion of $851)	$9,493

        As of December 31, 2007 and 2006, the Company had $12.7 million and $32.3 million, respectively, of equipment subject to capital lease obligations. During 2007, the Company purchased an offshore support vessel and harbor tug previously subject to a capital lease.

11.    COMMON STOCK

        SEACOR's Board of Directors have previously approved a securities repurchase plan which allows the Company to acquire Common Stock, 7.2% Senior Notes, 5.875% Senior Notes, 2.875% Convertible Debentures and 9.5% Senior Notes (collectively the "SEACOR Securities"). In 2007, 2006 and 2005, a total of 2,366,880, 727,180 and 304,676 shares of Common Stock, respectively, were acquired for treasury at an aggregate cost of $213.3 million, $58.1 million and $20.5 million, respectively.

        As of December 31, 2007, SEACOR had authorization to repurchase $125.0 million of SEACOR Securities. The repurchase of additional SEACOR Securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. This repurchase authority remains in place until fully used or until the Company determines otherwise.

12.    SAVINGS PLANS

        SEACOR Savings Plan.    The Company provides a defined contribution plan to its employees (the "Savings Plan"). The Company's contribution to the Savings Plan is limited to 50% of an employee's first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company's Savings Plan costs were $2.8 million, $2.4 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Subsequent to the Seabulk Merger, the Company paid $0.1 million associated with Seabulk's defined contribution plan prior to its termination.

        SEACOR Deferred Compensation Plan.    In 2005, the Company established a non-qualified deferred compensation plan (the "Deferred Compensation Plan") to provide a select group of highly compensated employees, as well as non-employee directors, with the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and up to 100% of their vested restricted stock (deferred in the form of Restricted Stock Units, as defined in the plan) for each fiscal year. Each participant's

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    SAVINGS PLANS (Continued)

compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable under the Deferred Compensation Plan (the Company is not obligated to actually invest any deferred amounts in the selected investment options).

        Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control. All distributions to participants following a separation from service shall be in the form of a lump sum, except if such separation qualifies as "retirement" under the terms of the plan, in which case it may be paid in installments if previously elected by the participant. Distributions to "Key Employees" upon a separation from service (other than due to death) will not commence until at least 6 months after the separation from service. Participants are always 100% vested in the amounts that participants contribute to their Deferred Compensation Plan accounts. The Company, at its option, may contribute amounts to participants' accounts, which may be subject to vesting requirements.

        The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2007 and 2006, the Company had an obligation of $5.5 million and $4.3 million, respectively, related to the Deferred Compensation Plan and is included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company's obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors' ability to amend or terminate the plan).

13.    SHARE BASED COMPENSATION

        Share Incentive Plans.    SEACOR's stockholders approved the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan, the 2003 Share Incentive Plan and the 2007 Share Incentive Plan (collectively, the "Share Incentive Plans") to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock awards, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 3,500,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants have been limited to restricted stock and restricted stock unit awards and options to purchase shares of Common Stock.

        Restricted stock awards and restricted stock units vest in one to five years and options to purchase shares of Common Stock vest and become exercisable in three to five years. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant's death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock awards vest immediately and options to purchase shares of Common Stock vest and become immediately exercisable. The Company granted 348,755, 278,155 and 165,485 shares in 2007, 2006 and 2005, respectively, pursuant to the Share Incentive Plans. The 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan and the 2003 Share Incentive Plan were superceded by the 2007 Share Incentive Plan and no further grants

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    SHARE BASED COMPENSATION (Continued)

will be made under the superceded plans. At December 31, 2007, there were 950,000 shares available under the Share Incentive Plans for future grant.

        SEACOR's stockholders also approved the 2003 Non-Employee Director Share Incentive Plan under which each member of the Board of Directors who was not an employee of SEACOR was granted the right to receive 125 shares of Common Stock per quarter and was granted an option to purchase 3,000 shares of Common Stock annually. These grants commenced with the 2003 Annual Meeting of Stockholders of SEACOR. A total of 150,000 shares of Common Stock were authorized for grant under the 2003 Non-Employee Director Share Incentive Plan. During 2007, no options to purchase and 1,250 shares of Common Stock were granted under this plan. During 2006, 30,000 options to purchase, net of cancellations, and 5,125 shares of Common Stock were granted under this plan. During 2005, 27,000 options to purchase and 4,500 shares of Common Stock were granted under this plan. This plan has been superseded by the 2007 Share Incentive Plan and no further awards will be made under the 2003 Non-Employee Director Share Incentive Plan.

        Employee Stock Purchase Plan.    SEACOR's stockholders approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") that permits the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. A total of 300,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. During 2007, 2006 and 2005 a total of 27,550, 23,921 and 19,718 shares, respectively, of Common Stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2007, there were 152,867 shares available for future issuance pursuant to the Stock Purchase Plan.

        Share Award Transactions.    During the years ended December 31, 2007, 2006 and 2005, the Company recognized $9.7 million, $6.6 million and $2.5 million, respectively, of compensation expense related to stock options, employee stock purchase plan purchases and restricted stock grants (including restricted stock units) (collectively referred to as "share awards"). As of December 31, 2007, the Company had approximately $24.0 million in total unrecognized compensation costs of which $7.8 million and $6.3 million are expected to be recognized in 2008 and 2009, respectively, with the remaining balance recognized through 2012.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    SHARE BASED COMPENSATION (Continued)

        The previously disclosed pro forma effects of recognizing the estimated fair value of share awards prior to the adoption of SFAS 123(R) for the year ended December 31, 2005 is presented below (in thousands, except per share data):

Net Income, As Reported	$170,709
Add: Share Based Compensation Using Intrinsic Value Method, net of tax	1,842
Less: Share Based Compensation Using Fair Value Method, net of tax	(2,596)

Net Income, Pro Forma	$169,955

Basic Earnings Per Common Share:
As Reported	$7.91
Pro Forma	7.87
Diluted Earnings Per Common Share:
As Reported	$6.95
Pro Forma	6.92

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    SHARE BASED COMPENSATION (Continued)

        The weighted average value of grants under the Company's share-based compensation plans were $55.28, $46.86, and $35.86 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of each option granted during the years ended December 31, 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 22.3%, 25.1% and 27.5%, respectively, (c) weighted average discount rates of 4.43%, 4.89% and 4.07%, respectively, and (d) expected lives of 5.33 years, 5.00 years and 5.00 years, respectively.

        The following transactions have occurred in connection with the share award plans during the years ended December 31:

	2007		2006		2005
	Number of Shares	Wt'ed Avg Exercise/ Grant Price	Number of Shares	Wt'ed Avg Exercise/ Grant Price	Number of Shares	Wt'ed Avg Exercise/ Grant Price
Director stock awards granted	5,000	$96.36	5,125	$83.99	4,500	$65.28

Employee Stock Purchase Plan shares issued	27,550	$74.48	23,921	$61.34	19,718	$45.49

Restricted stock awards granted	131,905	$97.84	119,295	$74.89	58,085	$65.85

Restricted stock canceled	(9,000)	$84.80	635	$71.32	—

Restricted Stock Unit ("RSU") Activities:
Outstanding at beginning of year	5,102	$65.32	51,832	$64.87	—
Granted	1,600	$98.52	275	$73.20	—
Converted to shares(3)	(4,882)	$64.96	(47,005)	$64.87	—
Seabulk Merger	—	—	—	—	51,832	$64.87

Outstanding at end of year	1,820	$95.46	5,102	$65.32	51,832	$64.87

Stock Option Activities:
Outstanding, at beginning of year	877,025	$51.52	919,653	$37.23	772,815	$32.92
Granted	210,250	$92.46	194,425	$84.12	134,400	$63.81
Exercised	(63,094)	$32.80	(231,848)	$21.66	(378,258)	$16.66
Canceled	(7,150)	$71.38	(5,205)	$73.73	(3,750)	$38.50
Seabulk Merger(1)	—	—	—	—	394,446	$16.89

Outstanding, at end of year	1,017,031	$61.01	877,025	$51.52	919,653	$37.23

Options exercisable at year end	568,371	$45.49	489,115	$39.32	598,437	$31.32

Shares available for future grants and ESPP Purchases at year end(2)	1,102,867		627,498		760,361

(1)
Replacement options issued in connection with the Seabulk Merger at a fair value of $48.87 per option. As of December 31, 2005, the remaining contractual life was 4.4 years.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    SHARE BASED COMPENSATION (Continued)

(2)
The 2007 Share Incentive Plan was approved by the Company's shareholders on May 17, 2007 with 1,000,000 shares being made available for stock awards. Upon approval of the new plan, no further grants will be made under any of the prior share incentive plans.

(3)
During the years ended December 31, 2007 and 2006, the Company released shares of 1,207 and 47,005, respectively, relating to the Company's Deferred Compensation Plan.

        New shares are issued to satisfy stock option exercises or restricted stock awards pursuant to the Share Incentive Plans. Treasury shares are issued to satisfy stock acquired by employees through the Stock Purchase Plan.

        The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was $3.9 million. As of December 31, 2007 the aggregate intrinsic value of all options outstanding, all exercisable options and all restricted stock awards outstanding was $32.3 million, $26.9 million and $7.0 million, respectively.

        The following table summarizes certain information about the options outstanding at December 31, 2007 grouped into five exercise price ranges:

	Exercise Price Range
	Under $20.00	$20.01 to $40.00	$40.01 to $60.00	$60.01to $80.00	over $80.00
Options outstanding at December 31, 2007	5,591	249,242	269,533	136,120	356,545
Weighted-average exercise price	$15.70	$32.85	$45.82	$68.04	$90.20
Weighted-average remaining contractual life (years)	2.02	3.54	4.81	7.51	8.82
Options exercisable at December 31, 2007	5,591	237,467	213,938	58,650	52,725
Weighted average exercise price of exercisable options	$15.70	$32.66	$45.35	$65.85	84.29

14.    RELATED PARTY TRANSACTIONS

        The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant, trusts for the benefit of Mr. Fabrikant's two children, and Mr. Andrew Morse, a member of the board of directors of SEACOR, own barges that participate in the barge pools managed by the Company. Mr. Morse's wife owned a barge that participated in the barge pools prior to the sale referred to below. Mr. Fabrikant and his affiliates and Mr. Morse and his wife were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In 2007, 2006 and 2005, Mr. Fabrikant and his affiliates earned $1.7 million, $2.0 million and $1.3 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). In 2007 and 2006, Mr. Morse and his wife earned $0.1 and $0.15 million, respectively, of net barge pool results. As of December 31, 2007, 2006 and 2005, the Company owed Mr. Fabrikant and his affiliates and Mr. Morse and his wife $0.5 million, $0.6 million and $0.5 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates and Mr. Morse and his wife participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    RELATED PARTY TRANSACTIONS (Continued)

        During 2007, the Company purchased a barge from Mr. Morse's wife at fair market value and sold it to Inland River Services' South American joint venture at the same value. The proceeds received by Mr. Morse's wife were deposited into a construction reserve fund established by her that is managed by the Company.

15.    COMMITMENTS AND CONTINGENCIES

        The Company's unfunded capital commitments as of December 31, 2007 consisted primarily of marine service vessels, harbor tugs, helicopters and barges, and totaled $462.0 million, of which $332.4 million is payable in 2008, with the remaining balance payable through 2010. Of these commitments, approximately $86.0 million may be terminated without further liability other than the payment of liquidated damages of $7.3 million in the aggregate. Subsequent to December 31, 2007, the Company committed to purchase additional equipment for $6.2 million and sold a purchase contract reducing its unfunded capital commitments by $6.4 million.

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

        Marine Transportation Services had two of its tankers retrofitted to double-hull configuration to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade, which is restricted to vessels built or rebuilt in the United States. The retrofit work was completed in a foreign

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    COMMITMENTS AND CONTINGENCIES (Continued)

shipyard. In May 2005, the Company received a determination from the National Vessel Documentation Center ("NVDC") of the U.S. Coast Guard ("USCG"), which administers the U.S.-build requirements of the Jones Act. The determination, which the Company relied upon to commence the retrofits in a foreign shipyard, concluded the retrofits would not constitute a foreign rebuilding and therefore would not jeopardize the tankers' eligibility to operate in the U.S. coastwise trade. On April 25, 2007, Crowley Maritime Corp., an operator of tank vessels in the U.S. coastwise trade, filed an appeal asking the Commandant of the USCG to reverse the NVDC's May 2005 determination, which would render these two tankers ineligible to operate in the U.S. coastwise trade. Subsequently, on July 9, 2007, a U.S. shipbuilders trade association, Crowley Maritime Corp. and another operator of tankers in the U.S. coastwise trade commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they seek to have the court set aside the NVDC's determination and direct the USCG to revoke the coastwise license of the tankers whose retrofit had then been completed. The Company believes the NVDC's determination was correct and in accord with the USCG's long-standing regulations and interpretations. The Company intervened in the action and intends to assist the USCG in defending the NVDC's determination.

        Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund ("MNOPF"). Under the direction of a court order, any deficit of the MNOPF is to be remedied through future funding contributions from all participating employers. The Company's participation relates to officers employed between 1978 and 2002 by SEACOR's Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company's allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers, and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company's allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

        As of December 31, 2007, the Company leases 42 offshore marine vessels, resulting primarily from sale-leaseback transactions, 18 helicopters, nine barges, two harbor tugs and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease and range in duration from one to six years. Certain of the gains realized from various sale-leaseback transactions, totaling $57.0 million, $28.9 million and $11.7 million in 2007, 2006 and 2005, respectively, have been deferred in the accompanying consolidated balance sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company's operating leases in 2007, 2006 and 2005 totaled $62.1 million, $59.5 million and

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    COMMITMENTS AND CONTINGENCIES (Continued)

$31.3 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year at December 31, 2007 (in thousands):

Minimum Payment
2008	$35,204
2009	34,168
2010	32,051
2011	26,107
2012	13,055
Years subsequent to 2012	3,044

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

        Offshore Marine Services.    Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and oil spill response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 51%, 52% and 50% of consolidated revenues in 2007, 2006 and 2005, respectively.

        Marine Transportation Services    As of December 31, 2007, Marine Transportation Services operated a fleet of ten owned U.S.-flag tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic or coastwise trade. Additionally, Marine Transportation Services managed one vessel on behalf of a third party. This segment contributed 9%, 11% and 7% of consolidated revenues in 2007, 2006 and 2005, respectively. Subsequent to December 31, 2007, Marine Transportation Services sold two of its U.S.-flag tankers to third parties for scrapping.

        Inland River Services.    Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry's newest fleets of dry cargo and liquid tank barges transporting agricultural, industrial, chemical and petrochemical products on the U.S. inland waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the U.S. Gulf Intracoastal waterways. Inland River Services also owns towboats used for moving barges, fleeting operations used in barge loading and unloading activities and deck barges for specialized projects. It also manages barges for third parties. Inland River Services contributed 9%, 11% and 13% of consolidated operating revenues in 2007, 2006 and 2005, respectively.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

        Aviation Services.    Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, transportation services to hospitals and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft and a regional airline at its fixed base operation at Ted Stevens Anchorage International Airport. It also leases helicopters to third parties, provides aircraft and flight crews under contracts and manages customer-owned aircraft. Aviation Services contributed 16%, 12% and 14% of consolidated operating revenues in 2007, 2006 and 2005, respectively.

        Environmental Services.    Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the U.S. and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as bio-terrorism, pandemic influenza and port security. Business is conducted primarily through the Company's wholly owned subsidiaries and their affiliates, National Response Corporation, The O'Brien's Group, Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 12%, 11% and 14% of consolidated revenues in 2007, 2006 and 2005, respectively.

  Other Activities.

        Harbor and Offshore Towing Services.    At December 31, 2007, Harbor and Offshore Towing Services operated a total of 30 tugs, excluding one tug removed from service, of which 14 were conventional tugs, six were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules ("SDM™"). SDMs™ are innovative vessels designed and patented by Seabulk that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs.

        At December 31, 2007, thirteen tugs were operating in Florida; four in Port Everglades, six in Tampa and three in Port Canaveral. Six tugs were operating in Port Arthur, Texas, five were operating in Mobile, Alabama and three were operating in Lake Charles, Louisiana. Two tugs were engaged in offshore towing operations, one in Mexico and one in St. Maarten. One tug was bareboat chartered-out.

        Other Joint Ventures, Leasing and Other Activities.    The Company is party to a 50-50 joint venture that operated a 52,000 dwt handy-max bulk carrier that was sold to a third party in September 2006. In addition, the Company has a minority equity investment in a company that designs and manufactures water treatment systems for sale or lease. The Company also engages in commodity trading activities and asset leasing activities.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

        Certain reclassifications of prior period information have been made to conform to the current period's segment presentation. Reportable segment profit (loss), assets and capital expenditures for the years ended December 31 are as follows (in thousands):

	Offshore Marine Services $'000	Marine Transportation Services $'000	Inland River Services $'000	Aviation Services $'000	Environmental Services $'000	Other $'000	Corporate and Eliminations $'000	Total $'000
2007
Operating Revenues:
External customers	692,245	116,037	121,248	215,039	155,375	59,286	—	1,359,230
Intersegment	173	—	—	—	1,451	346	(1,970)	—

	692,418	116,037	121,248	215,039	156,826	59,632	(1,970)	1,359,230

Costs and Expenses:
Operating	374,474	90,702	57,458	157,240	111,297	43,152	(1,920)	832,403
Administrative and general	51,908	5,309	6,807	18,865	23,310	9,249	31,869	147,317
Depreciation and amortization	60,523	38,248	16,307	27,561	4,853	5,506	1,309	154,307

	486,905	134,259	80,572	203,666	139,460	57,907	31,258	1,134,027

Gains (Losses) on Asset Dispositions and Impairments, Net	82,534	—	30,562	8,032	175	1,270	(1)	122,572

Operating Income (Loss)	288,047	(18,222)	71,238	19,405	17,541	2,995	(33,229)	347,775

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(2,695)	—	503	13,027	10,835
Foreign currency gains (losses), net	(760)	43	—	44	(61)	(115)	1,079	230
Other, net	10	—	108	613	(1)	118	(859)	(11)
Equity in Earnings (Losses) of 50% or Less Owned Companies	14,221	—	7,650	(8)	237	(35)	—	22,065

Segment Profit (Loss)	301,518	(18,179)	78,996	17,359	17,716	3,466

Other Income (Expense) not included in Segment Profit (Loss)								(7,578)
Less Equity Earnings included in Segment Profit (Loss)								(22,065)

Income Before Taxes, Minority Interest and Equity Earnings								351,251

Assets
Investments, at Equity, and Receivables from 50% or Less Owned Companies	21,023	—	71,426	6,016	884	9,939	—	109,288
Property and Equipment	807,210	431,517	225,052	332,709	29,223	113,358	4,083	1,943,152
Goodwill	21,421	178	1,492	352	32,666	4,117	—	60,226
Intangible Assets	15,221	3,092	2,454	—	8,882	851	—	30,500
Other current and long-term assets, excluding cash and near cash assets(1)	169,598	8,891	34,003	76,000	55,949	19,502	59,821	423,764

Segment Assets	1,034,473	443,678	334,427	415,077	127,604	147,767

Cash and near cash assets(1)								1,001,721

Total Assets								3,568,651

Capital Expenditures	344,377	14,295	30,844	133,829	6,367	6,180	1,716	537,608

(1)
Cash and near cash assets includes cash, cash equivalents, restricted cash, available-for-sale marketable securities, construction reserve funds and title XI reserve funds.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

	Offshore Marine Services $'000	Marine Transportation Services $'000	Inland River Services $'000	Aviation Services $'000	Environmental Services $'000	Other $'000	Corporate and Eliminations $'000	Total $'000
2006
Operating Revenues:
External customers	682,046	145,195	147,466	155,662	144,134	48,942	—	1,323,445
Intersegment	531	—	—	352	382	282	(1,547)	—

	682,577	145,195	147,466	156,014	144,516	49,224	(1,547)	1,323,445

Costs and Expenses:
Operating	338,980	81,493	69,359	121,569	103,154	30,173	(1,528)	743,200
Administrative and general	46,377	4,173	3,988	14,945	20,593	7,214	33,470	130,760
Depreciation and amortization	81,512	40,665	14,300	19,956	3,358	5,063	1,860	166,714

	466,869	126,331	87,647	156,470	127,105	42,450	33,802	1,040,674

Gains (Losses) on Asset Dispositions and Impairments, Net	67,006	—	84	11,088	(198)	—	(3)	77,977

Operating Income (Loss)	282,714	18,864	59,903	10,632	17,213	6,774	(35,352)	360,748

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(1,397)	—	(204)	7,944	6,343
Foreign currency gains (losses), net	(1,095)	(22)	—	(49)	(148)	(148)	3,820	2,358
Other, net	152	—	28	653	27	—	87	947
Equity in Earnings (Losses) of 50% or Less Owned Companies	11,592	—	(3)	38	60	3,125	—	14,812

Segment Profit	293,363	18,842	59,928	9,877	17,152	9,547

Other Income (Expense) not included in Segment Profit								(24,689)
Less Equity Earnings included in Segment Profit								(14,812)

Income Before Taxes, Minority Interest and Equity Earnings								345,707

Assets
Investments, at Equity, and Receivables from 50% or Less Owned Companies	22,310	—	36,895	3,162	895	12,956	—	76,218
Property and Equipment	713,232	448,750	225,985	258,544	23,750	97,366	2,583	1,770,210
Goodwill	21,421	177	1,493	352	14,390	4,117	—	41,950
Intangible Assets	19,295	3,400	3,147	—	11,429	935	425	38,631
Other current and long-term assets, excluding cash and near cash assets(1)	172,491	17,722	26,472	61,646	47,808	16,439	57,670	400,248

Segment Assets	948,749	470,049	293,992	323,704	98,272	131,813

Cash and near cash assets(1)								925,725

Total Assets								3,252,982

Capital Expenditures	148,830	1,809	41,103	150,371	11,767	26,738	1,092	381,710

(1)
Cash and near cash assets includes cash, cash equivalents, restricted cash, available-for-sale marketable securities, construction reserve funds and title XI reserve funds.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

	Offshore Marine Services $'000	Marine Transportation Services $'000	Inland River Services $'000	Aviation Services $'000	Environmental Services $'000	Other $'000	Corporate and Eliminations $'000	Total $'000
2005
Operating Revenues:
External customers	479,736	72,348	123,231	137,062	136,577	23,050	—	972,004
Intersegment	322	—	—	493	—	242	(1,057)	—

	480,058	72,348	123,231	137,555	136,577	23,292	(1,057)	972,004

Costs and Expenses:
Operating	271,688	42,369	67,353	101,602	93,254	14,717	(1,055)	589,928
Administrative and general	39,841	1,579	2,413	12,589	17,203	3,107	28,463	105,195
Depreciation and amortization	69,432	23,304	12,018	16,417	3,203	2,529	811	127,714

	380,961	67,252	81,784	130,608	113,660	20,353	28,219	822,837

Gains (Losses) on Asset Dispositions and Impairments, Net	20,366	—	11	7,915	(7)	—	—	28,285

Operating Income (Loss)	119,463	5,096	41,458	14,862	22,910	2,939	(29,276)	177,452

Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	—	(7,074)	(7,074)
Foreign currency gains (losses), net	23,005	—	—	(3)	73	—	108	23,183
Other, net	1,116	—	25	192	3	104	267	1,707
Equity in Earnings (Losses) of 50% or Less Owned Companies	5,899	—	—	—	921	(1,159)	—	5,661

Segment Profit	149,483	5,096	41,483	15,051	23,907	1,884

Other Income (Expense) not included in Segment Profit (Loss)								(870)
Less Equity Earnings included in Segment Profit (Loss)								(5,661)

Income Before Taxes, Minority Interest and Equity Earnings								194,398

Assets
Investments, at Equity, and Receivables from 50% or Less Owned Companies	18,404	—	—	—	932	17,618	—	36,954
Property and Equipment	795,394	494,169	216,449	159,269	15,165	77,149	1,798	1,759,393
Goodwill	12,088	5,216	1,493	352	14,530	6,672	—	40,351
Intangible Assets	29,118	4,800	3,944	—	—	1,045	1,275	40,182
Other current and long-term assets, excluding cash and near cash assets(1)	167,928	9,162	21,321	62,419	43,274	9,014	20,734	333,852

Segment Assets	1,022,932	513,347	243,207	222,040	73,901	111,498

Cash and near cash assets(1)								674,409

Total Assets								2,885,141

Capital Expenditures	143,868	288	45,894	51,613	4,950	3,821	25	250,459

(1)
Cash and near cash assets includes cash, cash equivalents, restricted cash, available-for-sale marketable securities, construction reserve funds and title XI funds.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    MAJOR CUSTOMERS AND SEGMENT DATA (Continued)

        In 2007, 2006 and 2005, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2007, 2006 and 2005, approximately 30%, 27% and 28%, respectively, of the Company's operating revenues were derived from its foreign operations. The Company's foreign revenues are primarily derived from its Offshore Marine Services fleet. These vessels are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these vessels may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material as that term is defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following represents the Company's revenues attributed by geographical region in which services are provided to customers (in thousands):

	For the year ended December 31,
	2007	2006	2005
Operating Revenues:
United States	$946,298	$969,589	$703,921
Africa, primarily West Africa	160,046	159,493	99,880
United Kingdom, primarily North Sea	77,959	63,968	60,813
Asia	33,429	38,647	32,428
Middle East	55,684	39,973	17,163
Mexico, Central and South America	50,000	22,444	33,963
Other	35,814	29,331	23,836

	$1,359,230	$1,323,445	$972,004

        The Company's long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company's property and equipment based upon the assets' physical location as of the end of each applicable period presented (in thousands):

	As of December 31,
	2007	2006	2005
Property and Equipment:
United States	$1,569,974	$1,396,618	$1,280,154
Africa, primarily West Africa	91,281	165,051	167,049
United Kingdom, primarily North Sea	39,099	17,593	20,748
Asia	46,660	62,043	61,879
Middle East	56,550	28,986	39,612
Mexico, Central and South America	101,548	69,604	114,956
Other	38,040	30,315	74,995

	$1,943,152	$1,770,210	$1,759,393

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2007	2006	2005
Income taxes paid	$19,960	$80,798	$9,202
Income taxes refunded	40	280	9,338
Interest paid	61,183	59,424	43,438
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of vessel	16,489	1,125	1,200
Contribution of assets to Seaspraie	33,027	27,800	—
Acquisition of Waxler-Common Stock	19,110	—	—
Acquisition of RMA-Note payable	—	3,500	—
Acquisition of Seabulk-Common Stock	—	—	431,502

18.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Selected financial information for interim periods is presented below (in thousands except share data). Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2007
Operating Revenues	$363,090	$359,923	$325,454	$310,763
Operating Income	98,439	91,165	97,184	60,987
Net Income	67,948	70,282	65,266	38,152
Basic Earnings Per Common Share	$2.99	$3.02	$2.73	$1.57
Diluted Earnings Per Common Share	$2.62	$2.66	$2.41	$1.40
2006
Operating Revenues	$337,183	$349,361	$330,986	$305,915
Operating Income	92,660	92,950	92,743	82,395
Net Income	58,355	63,170	62,761	50,108
Basic Earnings Per Common Share	$2.40	$2.57	$2.52	$2.02
Diluted Earnings Per Common Share	$2.12	$2.28	$2.24	$1.80

SEACOR HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

Description	Balance Beginning of Year	Allowances Assumed in Acquisitions	Charges (Reductions) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2007
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,903	$—	$571	$1,302	$6,172

Year Ended December 31, 2006
Allowance for doubtful accounts (deducted from trade and notes receivable)	$13,996	$—	$(3,405)	$3,688	$6,903

Year Ended December 31, 2005
Allowance for doubtful accounts (deducted from trade and notes receivable)	$3,357	$7,169	$4,243	$773	$13,996

(1)
Trade and notes receivable amounts deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).
3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).
3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).
3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).
4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).
4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K filed with the Commission on March 14, 1995).
4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed with the Commission on June 7, 1996).
4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).
4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company's Current Report on Form 8-K filed with the Commission on December 24, 1996).
4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.7*
Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).
4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).
4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).
4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).
4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company's Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).
4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 14, 2005).
4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on March 14, 2005).
4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005).
4.18*	Stockholders' Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.'s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).
4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.'s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).
4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.'s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).
4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.'s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).
4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 1, 2006).
10.1*+	SEACOR Holdings Inc. 1992 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement on Form S-1 (No. 33-53244) filed with the Commission on November 10, 1992).
10.2*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company's Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).
10.3*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).
10.4*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.5*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the Commission on December 24, 1996).
10.6*	Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).
10.7*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.8*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).
10.9*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).
10.10*	Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.11*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.12*	Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.13*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on March 5, 2001).
10.14*	Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).
10.15*	Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on May 17, 2001).
10.16*	Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly-owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).
10.17*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).
10.18*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K filed with the Commission on March 15, 2004).
10.19*+	Form of Option Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.20*+	Form of Restricted Stock Grant Agreement used under the Company's 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on November 24, 2004).
10.21*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on October 14, 2004).
10.22*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).
10.23*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on March 17, 2005).
10.24*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company's Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).
10.25*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).
10.26+	Compensation Arrangements for the Executive Officers.
10.27+	Compensation of Non-Employee Directors.
10.28*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company's Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).
10.29*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR's Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).
10.30*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).
10.31*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Commission on May 10, 2007).
10.32*	Amendment No. 1 to SEACOR Holdings Inc.'s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 3, 2007).
21.1	List of Registrant's Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as indicated.

+
Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.

QuickLinks

SEACOR HOLDINGS INC. FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
SEACOR HOLDINGS INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2007, 2006 and 2005 (in thousands)
EXHIBIT INDEX