Form 10-Q
period 2008-03-31
SEACOR HOLDINGS INC /NEW/
filed 2008-05-02
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12289

SEACOR Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2200 Eller Drive, P.O. Box 13038,	33316
Fort Lauderdale, Florida	(Zip Code)
(Address of Principal Executive Offices)

954-523-2200

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2008 was 21,957,989. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$444,787	$537,305
Restricted cash	39,152	30,624
Available-for-sale marketable securities	75,669	28,792
Receivables:
Trade, net of allowance for doubtful accounts of $4,584 and $4,670 in 2008 and 2007, respectively	250,789	267,564
Other	72,073	62,975
Inventories	35,021	30,468
Deferred income taxes	9,929	9,929
Prepaid expenses and other	9,196	9,756

Total current assets	936,616	977,413

Property and Equipment	2,511,118	2,469,735
Accumulated depreciation	(554,838)	(526,583)

Net property and equipment	1,956,280	1,943,152

Investments, at Equity, and Receivables from 50% or Less Owned Companies	117,409	109,288
Construction Reserve Funds & Title XI Reserve Funds	413,681	405,000
Goodwill	62,020	60,226
Intangible Assets	29,292	30,500
Other Assets, net of allowance for doubtful accounts of $1,329 and $1,502 in 2008 and 2007, respectively	36,136	43,072

	$3,551,434	$3,568,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$11,414	$9,648
Current portion of capital lease obligations	864	851
Accounts payable and accrued expenses	93,079	119,321
Other current liabilities	254,522	258,940

Total current liabilities	359,879	388,760

Long-Term Debt	928,308	929,114
Capital Lease Obligations	8,439	8,642
Deferred Income Taxes	493,701	480,447
Deferred Gains and Other Liabilities	131,259	130,311
Minority Interest in Subsidiaries	12,207	9,558
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,331,682 and 32,154,052 shares issued in 2008 and 2007, respectively	323	322
Additional paid-in capital	910,843	905,702
Retained earnings	1,235,932	1,198,024
Shares held in treasury of 10,108,693 and 9,578,789 in 2008 and 2007, respectively, at cost	(531,236)	(486,505)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	2,337	1,938
Unrealized gain (loss) on available-for-sale marketable securities	(558)	2,338

Total stockholders’ equity	1,617,641	1,621,819

	$3,551,434	$3,568,651

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Revenues	$354,455	$310,763

Costs and Expenses:
Operating	235,040	188,658
Administrative and general	39,005	34,400
Depreciation and amortization	37,800	38,875

	311,845	261,933

Gains on Asset Dispositions and Impairments, Net	11,906	12,157

Operating Income	54,516	60,987

Other Income (Expense):
Interest income	7,476	12,224
Interest expense	(11,548)	(13,268)
Derivative gains, net	6,467	130
Foreign currency gains (losses), net	2,610	(590)
Marketable security losses, net	(5,684)	(4,688)
Other, net	164	(43)

	(515)	(6,235)

Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	54,001	54,752
Income Tax Expense	20,470	18,842

Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	33,531	35,910
Minority Interest in Income of Subsidiaries	(202)	(178)
Equity in Earnings of 50% or Less Owned Companies	4,579	2,420

Net Income	$37,908	$38,152

Basic Earnings Per Common Share	$1.70	$1.57
Diluted Earnings Per Common Share	$1.50	$1.40
Weighted Average Common Shares Outstanding:
Basic	22,343,655	24,354,119
Diluted	26,011,338	28,076,516

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Net Cash Provided by Operating Activities	$59,268	$76,811

Cash Flows from Investing Activities:
Purchases of property and equipment	(81,492)	(131,651)
Proceeds from disposition of property and equipment	38,051	48,703
Purchases of marketable securities	(82,406)	(38,196)
Proceeds from sales of marketable securities	23,072	37,255
Investments in and advances to 50% or less owned companies	(3,985)	(11,582)
Return of investments and advances from 50% or less owned companies	60	107
Principal payments on (investments in) third party notes receivable, net	218	(188)
Net increase in restricted cash	(8,528)	(11,871)
Net increase in construction reserve funds and title XI reserve funds	(8,681)	(6,748)
Net decrease in escrow deposits on like kind exchanges	8,427	1,514
Cash settlements on derivative transactions, net	4,647	(1,911)
Repayments of sales type leases, net	23	5,464
Business acquisitions, net of cash acquired	(2,594)	(25,235)

Net cash used in investing activities	(113,188)	(134,339)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,186)	(1,630)
Common stock acquired for treasury	(45,900)	(65,170)
Proceeds and tax benefits from share award plans	3,599	3,123
Cash received from (dividends paid to) minority interest holders, net	2,447	(629)

Net cash used in financing activities	(41,040)	(64,306)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,442	55

Net Decrease in Cash and Cash Equivalents	(92,518)	(121,779)
Cash and Cash Equivalents, Beginning of Period	537,305	506,966

Cash and Cash Equivalents, End of Period	$444,787	$385,187

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial information for the three months ended March 31, 2008 and 2007 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries and any references in this Quarterly Report on Form 10-Q to “SEACOR” refer to SEACOR Holdings Inc.

2.	Fair Value Measurements

On September 16, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company adopted SFAS No. 157 effective January 1, 2008 with no material impact on the Company’s consolidated financial position or its results of operations.

The fair value of an asset or liability, as defined by SFAS No. 157, is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company’s assets and liabilities as of March 31, 2008, that are measured at fair value on a recurring basis, are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Available-for-sale marketable securities	$75,669	$—	$—
Forward exchange, option and future contracts	61	12,024	—
Construction reserve funds and Title XI reserve funds	413,681	—	—
LIABILITIES		—	—
Short sale of marketable securities	106,440	—	—
Short sale of equity options, net	1,306	—	—
Short sale of commodity swap, option and future contracts, net	1,271	—	—
Forward delivery contracts, net	—	121	—
Short sale of U.S. treasury notes and bond future and option contracts, net	304	—	—

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain non-financial instruments that are similar to financial instruments, at fair value. SFAS No. 159 was effective for SEACOR beginning January 1, 2008 and the Company has not elected the fair value option under this standard.

3.	Business Acquisitions

Trident Acquisition. On January 2, 2008, the Company acquired all of the issued and outstanding shares of Trident Port Services, Inc. (“Trident”), providers of environmental services in northern California, for $1.5 million. The Company’s purchase price included cash consideration of $0.8 million, a note payable of $0.5 million and accrued payments of $0.2 million subject to satisfactory delivery of equipment under construction. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.4 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million. The Company’s purchase price included cash consideration of $3.3 million and accrued obligations of $0.9 million due to the selling stockholder. Consideration paid includes the settlement of certain of Rivers Edge’s outstanding debt obligations at the time of acquisition. In addition, the final purchase price is subject to certain working capital adjustments. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance standards over the period from the date of acquisition through December 31, 2011. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $1.1 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

ACI Acquisition. On September 30, 2007, the Company acquired all of the issued and outstanding shares of AC Industrial Services Corporation (“ACI”), providers of environmental services in northern California, for $1.5 million. The Company’s purchase price included cash consideration of $1.3 million. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.4 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States, for $10.5 million. The final purchase price is subject to certain working capital adjustments. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance standards over the period from the date of acquisition through September 30, 2011. During the three months ended March 31, 2008, the Company paid $1.8 million of additional consideration in accordance with the acquisition agreement. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $10.6 million. Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

Link Acquisition. On September 7, 2007, the Company also acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom, for £2.2 million ($4.5 million). Consideration paid included the settlement of Link’s outstanding debt obligations at the time of the acquisition. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance standards during the period from the date of acquisition through May 31, 2010. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.6 million ($3.2 million). Further changes to the preliminary fair value analysis may be made as the valuation of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

Purchase Price Allocation. The following table summarizes the allocation of the purchase prices for the above acquisitions during the three months ended March 31, 2008 (in thousands):

Trade and other receivables	$(4)
Property and Equipment	1,063
Goodwill	1,798
Intangible Assets	5
Accounts payable and other current liabilities	236
Long-Term Debt	(504)

Purchase price	$2,594

4.	Equipment Acquisitions, Dispositions and Depreciation Policy

Capital expenditures were $81.5 million during the three months ended March 31, 2008. Equipment deliveries during the period included two offshore marine vessels, five inland river dry cargo barges, three inland river towboats, four helicopters, one harbor tug and two ocean liquid tank barges.

During the three months ended March 31, 2008, the Company sold two offshore marine vessels, two tankers, one inland river dry cargo barge, three inland river liquid tank barges and other equipment for an aggregate consideration of $38.1 million and recognized net gains of $11.9 million.

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

As of March 31, 2008, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore marine vessels	20
Tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs	40
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

5.	Construction Reserve Funds

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

As of March 31, 2008, construction reserve funds of $396.0 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the three months ended March 31, 2008, construction reserve fund account transactions included deposits of $8.6 million. During the three months ended March 31, 2008, interest earned on construction reserve fund balances was $3.0 million.

6.	Commitments and Contingencies

The Company’s unfunded capital commitments as of March 31, 2008 consisted primarily of offshore marine vessels, harbor tugs, helicopters and inland river barges and totaled $410.5 million, of which $273.5 million is payable during the remainder of 2008 with the balance payable through 2010. Of these commitments, approximately $65.1 million may be terminated without further liability other than the payment of liquidated damages of $5.2 million in the aggregate.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under banking facilities and has issued a performance guarantee. As of March 31, 2008, the total amount guaranteed by the Company was $28.3 million. Additionally, the Company has an uncalled capital commitment to one of its joint ventures for $3.5 million as of March 31, 2008.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard (“USCG”), which administers the U.S.-build requirements of the Jones Act, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS had the retrofit work completed in a foreign shipyard in reliance upon the NVDC’s determination. MTS believes the NVDC’s determination was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia (“Court”), Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they sought to have the court set aside the NVDC’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending the NVDC’s determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment filed by the Shipbuilders, holding that the record did not support the NVDC’s coastwise endorsement, and remanding the matter to the USCG with instructions to revoke the coastwise endorsement for the Seabulk Trader. On April 30, 2008, MTS filed a motion to stay the judgment pending appeal. The Company believes the Court’s ruling is erroneous and will vigorously pursue all appropriate channels of relief. If MTS is unsuccessful on its motion for a stay and its appeal, the permanent loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The Company’s carrying value of its two retrofitted tankers was $65.5 million as of March 31, 2008 and the two retrofitted tankers contributed operating revenues of $5.4 million during the three months ended March 31, 2008.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through future funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers, and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

7.	Long-Term Debt

As of March 31, 2008, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $446.8 million, net of issued letters of credit of $3.2 million. In addition, the Company had other outstanding letters of credit totaling $44.7 million with various expiration dates through 2010.

8.	Stock and Debt Repurchases

During the three months ended March 31, 2008, the Company acquired 545,400 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury for an aggregate purchase price of $45.9 million. As of March 31, 2008, $79.1 million of the repurchase authority granted by SEACOR’s Board of Directors remained available for acquisition of additional shares of Common Stock and its 2.875% Convertible Debentures due 2024. On April 23, 2008, SEACOR’s Board of Directors increased such repurchase authority by $70.9 million to $150.0 million. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and the 9.5% Senior Notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Subsequent to March 31, 2008, the Company acquired 335,100 shares of Common Stock for treasury in the amount of $28.5 million.

9.	Earnings Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per common share for the three months ended March 31, 2008 and 2007, excluded 565,145 and 3,000, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. Computations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Net Income	Average O/S Shares	Per Share
For the Three Months Ended March 31, 2008
Basic Earnings Per Common Share	$37,908	22,344	$1.70

Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	249
Convertible Securities	1,212	3,418

Diluted Earnings Per Common Share	$39,120	26,011	$1.50

For the Three Months Ended March 31, 2007
Basic Earnings Per Common Share	$38,152	24,354	$1.57

Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	305
Convertible Securities	1,212	3,418

Diluted Earnings Per Common Share	$39,364	28,077	$1.40

10.	Comprehensive Income

For the three months ended March 31, 2008 and 2007, total comprehensive income was $35.4 million and $37.7 million, respectively. Other comprehensive income consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities.

11.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the three months ended March 31, 2008:

Director stock awards granted	1,250

Employee Stock Purchase Plan (“ESPP”) shares issued	14,854

Restricted stock awards granted	135,890

Restricted stock awards cancelled	190

Shares released from Deferred Compensation Plan	1,207

Restricted Stock Unit (“RSU”) Activities:
RSU’s outstanding at December 31, 2007	1,820
Granted	—
Converted to shares and contributed to Deferred Compensation Plan	(375)

RSU’s outstanding at March 31, 2008	1,445

Stock Option Activities:
Options outstanding at December 31, 2007	1,017,031
Granted	42,826
Exercised	(40,115)
Cancelled	—

Options outstanding at March 31, 2008	1,019,742

Shares available for future grants and ESPP purchases at March 31, 2008	1,045,187

12.	New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes SFAS No. 141 by requiring acquiring companies to recognize, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, by establishing that shares issued in consideration for a business combination be at fair value on the acquisition date, by requiring the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, by requiring recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values, by providing for the capitalization of in-process research and development assets acquired, by requiring acquisition-related transaction costs to be expensed as incurred, by allowing for the capitalization of acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date and by requiring as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

On December 4, 2007, the FASB also issued SFAS No. 160 which requires that a non-controlling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because noncontrolling interests meet the definition of equity of the consolidated entity. After control is obtained, a change in ownership interests that does not result in a loss of control will be accounted for as an equity transaction, and a change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is required to be adopted concurrently with SFAS No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined what impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial position or its results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure for derivative instruments and hedging activities about how and why an entity uses derivative instruments and hedges and how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has not yet determined what impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial position or its results of operations.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amended SFAS No. 157 to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company is evaluating the impact, if any, the adoption would have on the Company’s consolidated financial position or its results of operations.

13.	Segment Information

Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The following tables summarize the operating results and assets of the Company’s reportable segments. Certain reclassifications of prior period information have been made to conform to the current period’s segment presentation.

	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other	Corporate and Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Three Months Ended March 31, 2008
Operating Revenues:
External customers	154,260	28,953	30,145	53,792	42,488	44,817	—	354,455
Intersegment	387	—	—	—	21	114	(522)	—

	154,647	28,953	30,145	53,792	42,509	44,931	(522)	354,455

Costs and Expenses:
Operating	94,270	16,219	16,726	39,871	30,598	37,866	(510)	235,040
Administrative and general	12,804	1,438	2,123	4,629	5,709	2,700	9,602	39,005
Depreciation and amortization	14,125	7,980	3,964	7,789	1,445	2,267	230	37,800

	121,199	25,637	22,813	52,289	37,752	42,833	9,322	311,845

Gains (Losses) on Asset Dispositions and Impairments, Net	7,138	3,629	711	394	35	—	(1)	11,906

Operating Income (Loss)	40,586	6,945	8,043	1,897	4,792	2,098	(9,845)	54,516

Other Income (Expense):
Derivative gains (losses), net	—	—	—	179	—	(485)	6,773	6,467
Foreign currency gains (losses), net	(155)	30	—	(31)	(9)	(8)	2,783	2,610
Other, net	—	—	—	39	—	1	124	164
Equity in Earnings (Losses) of 50% or Less Owned Companies	3,633	—	911	(60)	58	37	—	4,579

Segment Profit	44,064	6,975	8,954	2,024	4,841	1,643

Other Income (Expense) not included in Segment Profit								(9,756)
Less Equity Earnings included in Segment Profit								(4,579)

Income Before Taxes, Minority Interest and Equity Earnings								54,001

As of March 31, 2008
Property and Equipment	799,213	420,180	236,095	333,518	32,590	130,820	3,864	1,956,280
Investments, at Equity, and Receivables from 50% or Less Owned Companies	25,726	—	72,828	6,356	1,248	11,251	—	117,409
Goodwill	21,421	177	1,493	352	34,460	4,117	—	62,020
Intangible Assets	14,572	2,999	2,280	—	8,616	825	—	29,292
Other current and long-term assets, excluding cash and near cash assets(1)	149,323	10,459	28,499	78,709	65,953	25,025	55,176	413,144

Segment Assets	1,010,255	433,815	341,195	418,935	142,867	172,038		2,578,145

Cash and near cash assets(1)								973,289

Total Assets								3,551,434

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, available-for-sale marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Other	Corporate and Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Three Months Ended March 31, 2007
Operating Revenues:
External customers	170,928	30,556	26,722	45,433	25,564	11,560	—	310,763
Intersegment	—	—	—	—	928	122	(1,050)	—

	170,928	30,556	26,722	45,433	26,492	11,682	(1,050)	310,763

Costs and Expenses:
Operating	92,999	20,849	12,305	36,225	20,753	6,577	(1,050)	188,658
Administrative and general	13,023	1,186	877	4,521	5,301	2,185	7,307	34,400
Depreciation and amortization	16,524	10,158	3,499	6,079	909	1,264	442	38,875

	122,546	32,193	16,681	46,825	26,963	10,026	6,699	261,933

Gains (Losses) on Asset Dispositions and Impairments, Net	8,294	—	3,622	227	(16)	30	—	12,157

Operating Income (Loss)	56,676	(1,637)	13,663	(1,165)	(487)	1,686	(7,749)	60,987

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(686)	—	(161)	977	130
Foreign currency gains (losses), net	(707)	(4)	—	—	(2)	—	123	(590)
Other, net	(18)	—	(2)	—	—	—	(23)	(43)
Equity in Earnings of 50% or Less Owned Companies	1,352	—	969	16	21	62	—	2,420

Segment Profit (Loss)	57,303	(1,641)	14,630	(1,835)	(468)	1,587

Other Income (Expense) not included in Segment Profit (Loss)								(5,732)
Less Equity Earnings included in Segment Profit (Loss)								(2,420)

Income Before Taxes, Minority Interest and Equity Earnings								54,752

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the conditions in the global financial markets and international economic conditions including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality on Aviation Services, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporations’ Oil Spill Removal Organization classification, liability in connection with providing spill response services, effects of adverse weather and river conditions and seasonality on Inland River Services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this release should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 10-Q and Form 8-K (if any), which is incorporated by reference.

Results of Operations

The Company’s operations are divided into five main business segments – Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services and Environmental Services. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, commodity trading activities, various other investments in joint ventures and asset leasing activities.

The sections below provide an analysis of the Company’s operations by business segment for the three months ended March 31, 2008 (“Current Year Quarter”) as compared with the three months ended March 31, 2007 (“Prior Year Quarter”). See “Item 1. Financial Statements – Note 13, Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended March 31				Change ’08/’07
	2008		2007		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	70,030	45	90,892	53

Africa, primarily West Africa	32,319	21	40,569	24
United Kingdom, primarily North Sea	19,163	12	16,631	10
Middle East	16,494	11	10,658	6
Asia	6,467	4	7,508	4
Mexico, Central and South America	10,174	7	4,670	3

Total Foreign	84,617	55	80,036	47

	154,647	100	170,928	100	(10)

Costs and Expenses:
Operating	94,270	61	92,999	54
Administrative and general	12,804	8	13,023	8
Depreciation and amortization	14,125	9	16,524	10

	121,199	78	122,546	72

Gains on Asset Dispositions and Impairments, Net	7,138	4	8,294	5

Operating Income	40,586	26	56,676	33	(28)

Other Income (Expense):
Foreign currency losses, net	(155)	—	(707)	—
Other, net	—	—	(18)	—
Equity in Earnings of 50% or Less Owned Companies	3,633	2	1,352	1

Segment Profit	44,064	28	57,303	34	(23)

Operating Revenues. Operating revenues decreased by $16.3 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to a 2,337 day, or 13%, reduction in overall days available for charter as a result of net fleet dispositions. On a regional basis, including net fleet dispositions and mobilizations between geographic regions, days available for charter were 12% lower in the U.S. Gulf of Mexico, 39% lower in West Africa and 46% lower in Asia. Days available for charter were 76% higher in Mexico, Central and South America, 14% higher in the Middle East and 11% higher in the North Sea.

Overall average day rates improved in the Current Year Quarter compared with the Prior Year Quarter in all international regions. In the U.S. Gulf of Mexico, average day rates were lower primarily due to the commencement of the regulatory repair and upgrade program of the Company’s large AHTS vessels scheduled for the first half of 2008 resulting in 87 days of out-of-service time during the Current Year Quarter.

In overall terms, the improvements in average day rates contributed additional operating revenues of $2.6 million while net fleet dispositions, the impact of vessels mobilizing between geographic regions and the decline in utilization reduced operating revenues by $20.8 million. In addition, operating revenues increased by $0.2 million due to favorable changes in currency exchange rates and by $1.6 million due to other marine services.

Operating Income. Operating income in the Current Year Quarter included $7.1 million of gains on asset dispositions compared with $8.3 million in the Prior Year Quarter. Excluding the impact of these gains, operating income decreased by $14.9 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to a decrease in operating revenues of $16.3 million. Operating expenses increased by $1.3 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to costs associated with vessel mobilizations between geographic regions incurred in the Current Year Quarter. Depreciation expense was $2.4 million lower in the Current Year Quarter compared with the Prior Year Quarter as a result of net fleet dispositions.

Equity in Earnings of 50% or Less Owned Companies. Equity earnings increased by $2.3 million in the Current Year Quarter compared with the Prior Year Quarter. During the Current Year Quarter, Offshore Marine Services recognized a gain of $1.9 million, net of tax, relating to the sale of a vessel owned by a Norwegian joint venture.

Fleet Count. The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Anchor handling towing supply	15	1	2	2	20
Crew	52	2	23	—	77
Mini-supply	15	—	5	1	21
Standby safety	23	1	—	5	29
Supply	13	—	11	2	26
Towing supply	12	3	2	1	18
Other	11	3	—	—	14

	141	10	43	11	205

2007
Anchor handling towing supply	18	2	2	—	22
Crew	59	2	23	—	84
Mini-supply	17	—	5	1	23
Standby safety	21	1	—	5	27
Supply	12	—	11	—	23
Towing supply	28	9	—	—	37
Other	11	2	—	—	13

	166	16	41	6	229

Operating Data. The table below sets forth average rates per day worked, utilization and available days data for Offshore Marine Services’ fleet during the periods indicated. The rate per day worked for any group of vessels with respect to any period is the ratio of total time charter revenue of such vessels to the aggregate number of days worked by such vessels in the period. Utilization for any group of vessels in a stated period is the ratio of aggregate number of days worked by such vessels to total calendar days available for work in such period. Available days for a group of vessels represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

	For the Three Months Ended March 31,
	2008	2007
Rates Per Day Worked:
Anchor handling towing supply	$32,173	$32,673
Crew	6,745	6,395
Mini-supply	7,072	6,797
Standby safety	10,146	9,514
Supply	15,537	12,931
Towing supply	10,227	10,143
Other	11,792	10,103
Overall Average Rates Per Day Worked	11,783	11,209

Utilization:
Anchor handling towing supply	82%	88%
Crew	69%	75%
Mini-supply	61%	60%
Standby safety	89%	92%
Supply	88%	87%
Towing supply	80%	84%
Other	91%	80%
Overall Fleet Utilization	77%	79%

Available Days:
Anchor handling towing supply	1,547	1,800
Crew	6,552	7,180
Mini-supply	1,820	1,994
Standby safety	2,093	1,890
Supply	2,099	2,160
Towing supply	1,300	2,631
Other	936	1,029

Overall Fleet Available Days	16,347	18,684

Marine Transportation Services

	For the Three Months Ended March 31				Change ’08/’07
	2008		2007		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States only	28,953	100	30,556	100	(5)

Costs and Expenses:
Operating	16,219	56	20,849	68
Administrative and general	1,438	5	1,186	4
Depreciation and amortization	7,980	28	10,158	33

	25,637	89	32,193	105

Gains on Asset Dispositions	3,629	13	—	—

Operating Income (Loss)	6,945	24	(1,637)	(5)	524

Other Income (Expense):
Foreign currency gains (losses), net	30	—	(4)	—

Segment Profit (Loss)	6,975	24	(1,641)	(5)	525

Operating Revenues. Operating revenues decreased by $1.6 million in the Current Year Quarter compared with the Prior Year Quarter. The decrease was due to the Current Year Quarter off-hire time for the Seabulk Challenge while undergoing repairs, reduced cargo volumes for the Seabulk America operating under a contract of affreightment, sales of the Seabulk Power and Seabulk Magnachem for scrapping, and the change in contract status of the Seabulk Mariner from time charter to long-term bareboat contract commencing in March 2007. These declines were partially offset by the contribution of the Seabulk Trader which had been off-hire for the entire Prior Year Quarter while undergoing a retrofit to double-hull configuration and improved day-rates for the Seabulk Energy and the Brenton Reef.

Operating Income (Loss). Operating income increased by $8.6 million in the Current Year Quarter compared with the Prior Year Quarter. The improvement was primarily due to the contribution of the Seabulk Trader following its retrofit, higher day rates for the Seabulk Energy and the Brenton Reef, gains realized on the sales of the Seabulk Power and Seabulk Magnachem and lower operating and drydock expenses for the Seabulk Mariner that was drydocked prior to commencing its long-term bareboat contract. These improvements were partially offset by the reductions in operating revenues and higher operating expenses for the Seabulk Challenge and lower operating revenues for the Seabulk America as noted above.

Fleet Count. As of March 31, 2008, Marine Transportation Services owned eight Jones Act U.S.-flag product tankers, which were operated in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended March 31				Change ’08/’07
	2008		2007		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States only	30,145	100	26,722	100	13

Costs and Expenses:
Operating	16,726	55	12,305	46
Administrative and general	2,123	7	877	3
Depreciation and amortization	3,964	13	3,499	13

	22,813	75	16,681	62

Gains on Asset Dispositions	711	2	3,622	13

Operating Income	8,043	27	13,663	51	(41)

Other Income (Expense):
Other, net	—	—	(2)	—
Equity in Earnings of 50% or Less Owned Companies	911	3	969	4

Segment Profit	8,954	30	14,630	55	(39)

Operating Revenues. Operating revenues increased by $3.4 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the acquisition of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as “Waxler”) in March of 2007. Inland river dry cargo barge revenues were lower due to the reduction in fleet size resulting from net fleet dispositions coupled with unfavorable operating conditions.

Operating Income. Operating income for the Current Year Quarter included $0.7 million of gains on asset dispositions compared with $3.6 million of gains on asset disposition in the Prior Year Quarter. Excluding the impact of these gains, operating income decreased by $2.7 million in the Current Year Quarter compared with the Prior Year Quarter. The improvement in operating revenues noted above was partially offset by unfavorable operating conditions caused by ice and high water levels and higher towing costs. Administrative and general costs were higher due to the Waxler acquisition and professional services.

Fleet Count. The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured(1)	Leased-in	Pooled or Managed	Total
2008
Inland river dry cargo barges-open	213	97	5	3	318
Inland river dry cargo barges-covered	399	131	2	139	671
Inland river liquid tank barges	46	22	2	—	70
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	4	—	—	20

	700	254	9	142	1,105

2007
Inland river dry cargo barges-open	271	25	5	10	311
Inland river dry cargo barges-covered	521	106	2	154	783
Inland river liquid tank barges	53	22	2	—	77
Inland river deck barges	14	—	—	—	14
Inland river towboats	15	—	—	—	15

	874	153	9	164	1,200

(1)	Subsequent to March 31, 2007, 43 open and 43 covered inland river dry cargo barges and four inland river towboats were sold or contributed to joint ventures.

Aviation Services

	For the Three Months Ended March 31				Change ’08/’07
	2008		2007		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	49,513	92	42,396	93
Foreign	4,279	8	3,037	7

	53,792	100	45,433	100	18

Costs and Expenses:
Operating	39,871	74	36,225	80
Administrative and general	4,629	9	4,521	10
Depreciation and amortization	7,789	14	6,079	13

	52,289	97	46,825	103

Gains on Asset Dispositions	394	1	227	—

Operating Income (Loss)	1,897	4	(1,165)	(3)	263

Other Income (Expense):
Derivative gains (losses), net	179	—	(686)	(1)
Foreign currency losses, net	(31)	—	—	—
Other, net	39	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(60)	—	16	—

Segment Profit (Loss)	2,024	4	(1,835)	(4)	210

Operating Revenues. Operating revenues increased by $8.4 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues in Alaska improved due to a cost-driven increase in fuel uplift fees charged to fixed-base operation customers, increased flight hours in support of oil and gas activity and higher rates. In the U.S. Gulf of Mexico operating revenues increased due to a higher fuel surcharge and generally better rates as newer equipment was placed in service. Operating revenues in the air medical services business improved due to additional contracts, rate increases and additional maintenance billings. International revenues increased as newly delivered aircraft were placed on long-term leases outside of the United States.

Operating Income (Loss). Operating income increased by $3.1 million in the Current Year Quarter compared with the Prior Year Quarter due to the improvement in operating revenues noted above partially offset by higher wage and benefit costs in the U. S. Gulf of Mexico, higher fuel costs and increased depreciation charges. Wage and benefit costs were higher due to a September 2007 wage increase in the U.S. Gulf of Mexico and depreciation charges were higher as a result of net aircraft additions. In addition, operating income was positively impacted by hurricane-related insurance recoveries.

Fleet Count. The composition of Aviation Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2008
Light helicopters – single engine	52	4	8	—	64
Light helicopters – twin engine	31	—	7	16	54
Medium helicopters	45	—	3	7	55
Heavy helicopters	3	—	—	—	3

	131	4	18	23	176

2007
Light helicopters – single engine	45	—	12	—	57
Light helicopters – twin engine	27	—	8	15	50
Medium helicopters	40	—	3	6	49
Heavy helicopters	3	—	—	—	3

	115	—	23	21	159

(1)	Excludes 4 helicopters removed from service as of March 31, 2008 and 2007.

Environmental Services

	For the Three Months Ended March 31				Change ’08/’07
	2008		2007		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	34,531	81	19,103	72
Foreign	7,978	19	7,389	28

	42,509	100	26,492	100	60

Costs and Expenses:
Operating	30,598	72	20,753	78
Administrative and general	5,709	14	5,301	20
Depreciation and amortization	1,445	3	909	4

	37,752	89	26,963	102

Gains (losses) on Asset Dispositions	35	—	(16)	—

Operating Income (Loss)	4,792	11	(487)	(2)	1,084

Other Income (Expense):
Foreign currency losses, net	(9)	—	(2)	—
Equity in Earnings of 50% or Less Owned Companies	58	—	21	—

Segment Profit (Loss)	4,841	11	(468)	(2)	1,134

Operating Revenues. Operating revenues increased by $16.0 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues from project management and consulting activities were $8.0 million higher as a result of recent acquisitions. In addition, operating revenues from spill response activities increased by $5.8 million due to a significant response project in Tulsa, Oklahoma and retainer services were $1.5 million higher primarily due to two new contracts with major domestic oil companies.

Operating Income (Loss). Operating income increased by $5.3 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher operating revenues noted above.

Other Segment Profit (Loss)

	For the Three Months Ended March 31,		Change ’08/’07
	2008	2007	3 Mos.
	$ ’000	$ ’000%
Harbor and Offshore Towing Services	1,110	1,537	(28)
Commodity Trading	700	(12)	5,933
Other Activities	(204)	—	—
Equity in Earnings of 50% or Less Owned Companies, net	37	62	(40)

Segment Profit	1,643	1,587	4

Harbor and Offshore Towing Services. Segment profit from Harbor and Offshore Towing Services decreased in the Current Year Quarter compared with the Prior Year Quarter due to higher drydocking and fuel costs and the cost of providing third-party equipment to support the start-up of a new terminal operation in St. Eustatius.

Commodity Trading. Segment profit from SEACOR’s commodity merchandising group, which focuses on renewable fuels and rice, increased by $0.7 million in the Current Year Quarter compared with the Prior Year Quarter. The Current Year Quarter reflects a full quarter of activity as the group began operating in late March 2007.

Corporate and Eliminations

	For the Three Months Ended March 31,		Change ’08/’07
	2008	2007	3 Mos.
	$ ’000	$ ’000%
Corporate Expenses	(9,851)	(7,755)	(27)
Eliminations	6	6	—

Operating Loss	(9,845)	(7,749)	(27)

Other Income (Expense):
Derivative gains, net	6,773	977	593
Foreign currency gains, net	2,783	123	2,163
Other, net	124	(23)	639

Corporate Expenses. Corporate expenses increased by $2.1 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher wage and benefit costs and one-time severance accruals.

Derivative gains, net. Derivative gains, net increased by $5.8 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to increased gains on equity options and forward exchange, option and future contracts partially offset by losses on commodity swap, option and future contracts.

Foreign Currency gains, net. Foreign currency gains, net increased by $2.7 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the translation of certain Euro denominated investments.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended March 31,		Change ’08/’07
	2008	2007	3 Mos.
	$ ’000	$ ’000%
Interest income	7,476	12,224	(39)
Interest expense	(11,548)	(13,268)	13
Marketable security losses, net	(5,684)	(4,688)	(21)

	(9,756)	(5,732)	(70)

Interest Income. Interest income decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower rates of return on invested cash balances.

Interest Expense. Interest expense decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher capitalized interest and lower outstanding debt.

Marketable security losses, net. Marketable security losses, net increased in the Current Year Quarter compared with the Prior Year Quarter primarily resulting from losses on short sales of marketable securities.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR Common Stock, par value $0.01 par share (“Common Stock”), for treasury or purchase other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of Common Stock, preferred stock, or a combination thereof.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2008	2007
	$ ’000	$ ’000
Cash flows provided by (used in):
Operating Activities	59,268	76,811
Investing Activities	(113,188)	(134,339)
Financing Activities	(41,040)	(64,306)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,442	55

Net Decrease in Cash and Cash Equivalents	(92,518)	(121,779)

Operating Activities

Cash flows provided by operating activities decreased in the Current Year Quarter primarily due to changes in working capital.

Investing Activities

Cash flows used in investing activities decreased in the Current Year Quarter compared with the Prior Year Quarter primarily from decreased capital expenditures and decreased net investments in business acquisitions and joint ventures. These reduced uses of cash were partially offset by increased purchases of marketable securities and a decrease in proceeds from the sale of equipment and marketable securities.

Capital expenditures were $81.5 million during the Current Year Quarter. Equipment deliveries during the period included two offshore marine vessels, five inland river dry cargo barges, three inland river towboats, four helicopters, one harbor tug and two ocean liquid tank barges.

The Company’s unfunded capital commitments as of March 31, 2008 consisted primarily of offshore marine vessels, harbor tugs, helicopters and inland river barges and totaled $410.5 million, of which $273.5 million is payable during the remainder of 2008 with the balance payable through 2010. Of these commitments, approximately $65.1 million may be terminated without further liability other than the payment of liquidated damages of $5.2 million in the aggregate.

During the Current Year Quarter, the Company sold two offshore marine vessels, two tankers, one inland river dry cargo barge, three inland river liquid tank barges and other equipment for an aggregate consideration of $38.1 million and recognized net gains of $11.9 million.

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

As of March 31, 2008, construction reserve funds of $396.0 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the three months ended March 31, 2008, construction reserve fund account transactions included deposits of $8.6 million. During the three months ended March 31, 2008, interest earned on construction reserve fund balance was $3.0 million.

Cash used in investing activities for business acquisitions, net of cash acquired, was $2.6 million and $25.2 million in 2008 and 2007, respectively. In the Prior Year Quarter, the Company acquired an air medical services business and Waxler. The net results of marketable security transactions and derivative transactions used cash flows of $54.7 million and $2.9 million in 2008 and 2007, respectively.

Financing Activities

Cash flows used in financing activities decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced repurchases of Common Stock.

During the Current Year Quarter, the Company acquired 545,400 shares of Common Stock for treasury for an aggregate purchase price of $45.9 million. As of March 31, 2008, $79.1 million of the repurchase authority granted by SEACOR’s Board of Directors remained available for acquisition of additional shares of Common Stock and its 2.875% Convertible Debentures due 2024. On April 23, 2008, SEACOR’s Board of Directors increased such repurchase authority by $70.9 million to $150.0 million. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior

Notes due 2012 and the 9.5% Senior Notes of Seabulk due 2013. Securities are acquired from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

Subsequent to March 31, 2008, the Company acquired 335,100 shares of Common Stock for treasury in the amount of $28.5 million.

During the Current Year Quarter, the Company made principal payments on long-term debt and capital lease obligations of $1.2 million.

As of March 31, 2008, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $446.8 million, net of issued letters of credit of $3.2 million. In addition, the Company had other outstanding letters of credit totaling $44.7 million with various expiration dates through 2010.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or results of operations.

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard (“USCG”), which administers the U.S.-build requirements of the Jones Act, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS had the retrofit work completed in a foreign shipyard in reliance upon the NVDC’s determination. MTS believes the NVDC’s determination was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia (“Court”), Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they sought to have the court set aside the NVDC’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending the NVDC’s determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment filed by the Shipbuilders, holding that the record did not support the NVDC’s coastwise endorsement, and remanding the matter to the USCG with instructions to revoke the coastwise endorsement for the Seabulk Trader. On April 30, 2008, MTS filed a motion to stay the judgment pending appeal. The Company believes the Court’s ruling is erroneous and will vigorously pursue all appropriate channels of relief. If MTS is unsuccessful on its motion for a stay and its appeal, the permanent loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The Company’s carrying value of its two retrofitted tankers was $65.5 million as of March 31, 2008 and the two retrofitted tankers contributed operating revenues of $5.4 million during the three months ended March 31, 2008.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through future funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers, and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes SFAS No. 141 by requiring acquiring companies to recognize, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, by establishing that shares issued in consideration for a business combination be at fair value on the acquisition date, by requiring the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, by requiring recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values, by providing for the capitalization of in-process research and development assets acquired, by requiring acquisition-related transaction costs to be expensed as incurred, by allowing for the capitalization of acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date and by requiring as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

On December 4, 2007, the FASB also issued SFAS No. 160 which requires that a non-controlling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because noncontrolling interests meet the definition of equity of the consolidated entity. After control is obtained, a change in ownership interests that does not result in a loss of control will be accounted for as an equity transaction, and a change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is required to be adopted concurrently with SFAS No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined what impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial position or its results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure for derivative instruments and hedging activities about how and why an entity uses derivative instruments and hedges and how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has not yet determined what impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial position or its results of operations.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amended SFAS No. 157 to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company is evaluating the impact, if any, the adoption would have on the Company’s consolidated financial position or its results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter except as described below.

At March 31, 2008, the Company held available-for-sale marketable securities with a fair value of $75.7 million, including $28.9 million in fixed income investments consisting of corporate debt securities, municipal bonds and foreign government bonds and $46.8 million in equity securities. The fair value of the fixed income securities fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company’s investments in equity securities primarily include positions in energy, marine, transportation and other related businesses. The Company monitors its investments in available-for-sale marketable securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. A 10% decline in the value of available-for-sale marketable securities as of March 31, 2008 would reduce other comprehensive income by $4.9 million, net of tax.

The Company held positions in short sales of marketable securities with a fair value of $106.4 million as of March 31, 2008. The Company’s short sales of marketable securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of the securities underlying the short sale positions of the Company as of March 31, 2008 would reduce income by $6.9 million, net of tax.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, ringgit, dinar, renminbi, dirham and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, the Middle East and Asia. At March 31, 2007, the Company had foreign currency forward exchange contracts that aggregated $388.7 million. As of March 31, 2008, the Company designated certain of these foreign currency forward contracts, with a notional value of €105.5, as fair value hedges for capital commitments. For the three months ended March 31, 2008, the Company recorded $5.1 million of net gains from these forward exchange, option and future contracts and reduced its capital commitment obligations by $11.2 million as a result of the foreign currency forward contracts designated as fair value hedges.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)
January 1 – 31, 2008	—	N/A	—	$125,020,196
February 1 – 29, 2008	—	N/A	—	$125,020,196
March 1 – 31, 2008	545,400	$84.16	545,400	$79,120,582

(1)

Since February 1997, the Board of Directors authorized, in the aggregate, the repurchase of $720.6 million of Common Stock, certain debt or combination thereof. Through March 31, 2008, the Company has repurchased $563.3 million and $78.2 million of Common Stock and debt, respectively.

(2)

On April 23, 2008, the Board of Directors approved an increase in the Company’s authority to repurchase Common Stock and its 2.875% convertible senior debentures due 2024 to a total authorized expenditure of up to $150 million. This repurchase authority remains in place until fully used or until the Company determines otherwise.

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

SEACOR HOLDINGS INC. (REGISTRANT)

DATE: May 2, 2008	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 2, 2008	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.