Form 10-Q
period 2008-06-30
SEACOR HOLDINGS INC /NEW/
filed 2008-07-31
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of July 30, 2008 was 20,849,120. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$422,569	$537,305
Restricted cash	30,072	30,624
Available-for-sale marketable securities	97,920	28,792
Receivables:
Trade, net of allowance for doubtful accounts of $4,451 and $4,670 in 2008 and 2007, respectively	272,291	267,564
Other	54,520	62,975
Inventories	42,063	30,468
Deferred income taxes	9,929	9,929
Prepaid expenses and other	12,067	9,756

Total current assets	941,431	977,413

Property and Equipment	2,665,956	2,469,735
Accumulated depreciation	(578,100)	(526,583)

Net property and equipment	2,087,856	1,943,152

Investments, at Equity, and Receivables from 50% or Less Owned Companies	115,701	109,288
Construction Reserve Funds & Title XI Reserve Funds	270,357	405,000
Goodwill	63,101	60,226
Intangible Assets	28,079	30,500
Other Assets, net of allowance for doubtful accounts of $1,093 and $1,502 in 2008 and 2007, respectively	41,806	43,072

	$3,548,331	$3,568,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,385	$9,648
Current portion of capital lease obligations	33,682	851
Accounts payable and accrued expenses	101,942	119,321
Other current liabilities	273,185	258,940

Total current liabilities	419,194	388,760

Long-Term Debt	927,701	929,114
Capital Lease Obligations	8,192	8,642
Deferred Income Taxes	492,131	480,447
Deferred Gains and Other Liabilities	127,217	130,311
Minority Interest in Subsidiaries	11,981	9,558
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,338,985 and 32,154,052 shares issued in 2008 and 2007, respectively	323	322
Additional paid-in capital	913,874	905,702
Retained earnings	1,274,289	1,198,024
Shares held in treasury of 11,221,610 and 9,578,789 in 2008 and 2007, respectively, at cost	(628,041)	(486,505)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	2,344	1,938
Unrealized gain (loss) on available-for-sale marketable securities	(874)	2,338

Total stockholders’ equity	1,561,915	1,621,819

	$3,548,331	$3,568,651

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues	$408,967	$325,454	$763,422	$636,217

Costs and Expenses:
Operating	274,304	198,818	509,344	387,476
Administrative and general	45,095	33,937	84,100	68,337
Depreciation and amortization	37,728	38,055	75,528	76,930

	357,127	270,810	668,972	532,743

Gains on Asset Dispositions and Impairments, Net	19,274	42,540	31,180	54,697

Operating Income	71,114	97,184	125,630	158,171

Other Income (Expense):
Interest income	5,373	11,456	12,849	23,680
Interest expense	(12,674)	(12,108)	(24,222)	(25,376)
Derivative losses, net	(7,113)	(254)	(646)	(124)
Foreign currency gains (losses), net	604	460	3,214	(130)
Marketable security gains (losses), net	383	(9,430)	(5,301)	(14,118)
Other, net	162	639	326	596

	(13,265)	(9,237)	(13,780)	(15,472)

Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	57,849	87,947	111,850	142,699
Income Tax Expense	20,616	30,206	41,086	49,048

Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	37,233	57,741	70,764	93,651
Minority Interest in Income of Subsidiaries	(191)	(304)	(393)	(482)
Equity in Earnings of 50% or Less Owned Companies	1,315	7,829	5,894	10,249

Net Income	$38,357	$65,266	$76,265	$103,418

Basic Earnings Per Common Share	$1.80	$2.73	$3.49	$4.29
Diluted Earnings Per Common Share	$1.57	$2.41	$3.06	$3.80
Weighted Average Common Shares Outstanding:
Basic	21,363,065	23,885,550	21,853,360	24,118,540
Diluted	25,170,903	27,581,958	25,691,551	27,832,382

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Net Cash Provided by Operating Activities	$135,802	$165,383

Cash Flows from Investing Activities:
Purchases of property and equipment	(233,093)	(235,516)
Proceeds from disposition of property and equipment	63,843	196,763
Purchases of marketable securities	(159,769)	(40,153)
Proceeds from sales of marketable securities	83,833	52,676
Investments in and advances to 50% or less owned companies	(4,950)	(26,646)
Return of investments and advances from 50% or less owned companies	229	5,440
Principal payments on third party notes receivable, net	383	783
Net decrease (increase) in restricted cash	552	(12,729)
Net decrease in construction reserve funds and title XI reserve funds	134,643	3,796
Net (increase) decrease in escrow deposits on like kind exchanges	(1,204)	7,672
Cash settlements on derivative transactions, net	6,671	2,434
Repayments of sales type leases, net	35	5,508
Business acquisitions, net of cash acquired	(4,302)	(25,364)

Net cash used in investing activities	(113,129)	(65,336)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(8,740)	(15,578)
Proceeds from issuance of long-term debt, net of offering costs	6,002	—
Common stock acquired for treasury	(142,705)	(92,096)
Proceeds and tax benefits from share award plans	3,646	3,520
Cash received from (dividends paid to) minority interest holders, net	2,030	(184)

Net cash used in financing activities	(139,767)	(104,338)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,358	613

Net Decrease in Cash and Cash Equivalents	(114,736)	(3,678)
Cash and Cash Equivalents, Beginning of Period	537,305	506,966

Cash and Cash Equivalents, End of Period	$422,569	$503,288

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial information for each of the three and six months ended June 30, 2008 and 2007 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of June 30, 2008, its results of operations for each of the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

On September 16, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company adopted SFAS No. 157 effective January 1, 2008, with no material impact on the Company’s consolidated financial position or its results of operations.

The fair value of an asset or liability, as defined by SFAS No. 157, is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair vale of the assets or liabilities.

The Company’s assets and liabilities as of June 30, 2008 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Available-for-sale marketable securities	$97,920	$—	$—
Forward exchange, options and future contracts	—	2,738	—
Commodity swap, options and future contracts, net	142	—	—
Forward delivery contracts, net	—	84	—
Construction reserve funds and Title XI reserve funds	270,357	—	—

LIABILITIES
Short sale of marketable securities	112,242	—	—
Short sale of equity options, net	4,281	—	—
Short sale of forward option and future contracts	328	—	—
Short sale of U.S. treasury notes and bond future and option contracts, net	994	—	—

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain non-financial instruments that are similar to financial instruments, at fair value. SFAS No. 159 became effective for SEACOR on January 1, 2008 and the Company did not elect the fair value option under this standard.

3.	Business Acquisitions

Trident Acquisition. On January 2, 2008, the Company acquired all of the issued and outstanding shares of Trident Port Services, Inc. (“Trident”), providers of environmental services in northern California, for $1.3 million. The Company’s purchase price included cash consideration of $0.8 million and a note payable of $0.5 million. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.4 million. Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.0 million. The Company’s purchase price included cash consideration of $3.4 million (including $0.1 million paid in 2008 relating to working capital adjustments) and accrued obligations of $0.6 million due to the selling stockholder. Consideration paid includes the settlement of certain of Rivers Edge’s outstanding debt obligations at the time of acquisition. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned by the selling stockholder. No additional consideration has been earned by the selling stockholder through June 30, 2008. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.9 million. Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

ACI Acquisition. On September 30, 2007, the Company acquired all of the issued and outstanding shares of AC Industrial Services Corporation (“ACI”), providers of environmental services in northern California, for $1.3 million. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.6 million. Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States, for $10.5 million. The final purchase price is subject to certain working capital adjustments. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2008, the Company paid $1.8 million of additional consideration in accordance with the acquisition agreement. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $10.6 million. Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

Link Acquisition. On September 7, 2007, the Company also acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom, for £2.2 million ($4.5 million). Consideration paid included the settlement of Link’s outstanding debt obligations at the time of the acquisition. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. No additional consideration has been deemed distributable through June 30, 2008. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.6 million ($3.2 million). Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The Company’s purchase price included cash consideration of $8.9 million, a note payable of $3.5 million and accrued working capital payments of $0.1 million. The selling stockholder of RMA has the opportunity to receive additional consideration of $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2008, the Company paid $1.6 million of additional consideration in accordance with the acquisition agreement and allocated the amount to goodwill.

NRCES Acquisition. On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services, Inc. (“NRCES”) (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41.0 million based upon certain performance measures over a period from the date of the acquisition through December 31, 2008, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2008, accrued additional consideration was reduced by $0.4 million.

Purchase Price Allocation. The following table summarizes the allocation of the purchase prices for the above acquisitions during the six months ended June 30, 2008 (in thousands):

Trade and other receivables	$3
Property and Equipment	863
Goodwill	2,878
Intangible Assets	5
Accounts payable and other current liabilities	1,057
Long-Term Debt	(504)

Purchase price	$4,302

4.	Equipment Acquisitions, Dispositions and Depreciation Policy

During the six months ended June 30, 2008, capital expenditures were $233.1 million. Equipment deliveries during the period included six offshore marine vessels, 15 inland river dry cargo barges, three inland river towboats, twelve helicopters, two ocean liquid tank barges and three harbor tugs. One offshore marine vessel scheduled for delivery during the three months ended June 30, 2008 has been delayed for an undetermined length of time due to damage sustained in a fire while under construction in a shipyard.

During the six months ended June 30, 2008, the Company sold eight offshore marine vessels, two tankers, one inland river dry cargo barge, five inland river liquid tank barges, six helicopters, one harbor tug, one offshore marine construction contract and other equipment for an aggregate consideration of $63.8 million and recognized net gains of $31.2 million.

Equipment, stated at cost, is depreciated using the straight line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.

As of June 30, 2008, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore marine vessels	20
Tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

(2)	Effective April 1, 2008, the Company changed its estimated useful life for newly built harbor and offshore tugs from 40 to 25 years and reduced the remaining useful life of certain vessels within its harbor and offshore tug fleet due to the more frequent occurrence of technological advancements in vessel design. These changes in estimates did not materially impact the comparability of financial information for the periods presented.

5.	Construction Reserve Funds

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

As of June 30, 2008, construction reserve funds of $252.6 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the six months ended June 30, 2008, construction reserve fund account transactions included withdrawals of $171.1 million and deposits of $36.3 million.

6.	Commitments and Contingencies

The Company’s unfunded capital commitments as of June 30, 2008 consisted primarily of offshore marine vessels, harbor tugs, helicopters and inland river barges and totaled $348.5 million, of which $180.2 million is payable during the remainder of 2008, with the balance payable through 2010. Of the total unfunded capital commitments, approximately $52.3 million may be terminated without further liability other than the payment of liquidated damages of $6.3 million in the aggregate.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed by certain of its joint ventures under banking facilities and has issued a performance guarantee. As of June 30, 2008, the total amount guaranteed by the Company was $24.9 million. Additionally, as of June 30, 2008, the Company had an uncalled capital commitment to one of its joint ventures for $3.6 million.

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such subpoena. SEACOR believes it has provided all information requested in response to this investigation.

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

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard (“USCG”), which administers the U.S.build requirements of the Jones Act, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the NVDC’s determination. MTS believes the NVDC’s determination was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia (“Court”), Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they sought to have the court set aside the NVDC’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending the NVDC’s determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment filed by the Shipbuilders, setting aside the NVDC’s determination, and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement for the Seabulk Trader. The Company believes the Court erroneously set aside the NVDC’s determination and has and will continue to vigorously pursue all appropriate channels of relief. In response to MTS’s motion to stay the implementation of the Court’s Memorandum Opinion, the Court stayed the matter pending MTS’s appeal and, on July 25, 2008 while considering a renewed motion to stay by MTS, the Court declared its intention to revise the Memorandum Opinion by deleting the instruction to the NVDC to revoke the Seabulk Trader’s coastwise endorsement and remanding the matter to the USCG with a direction to complete its proceedings within 90 days. The permanent loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The Company’s carrying value of its two retrofitted tankers was $63.5 million as of June 30, 2008 and the two retrofitted tankers contributed operating revenues of $12.6 million during the six months ended June 30, 2008.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers, and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

7.	Long-Term Debt and Capital Lease Obligations

As of June 30, 2008, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $447.7 million, net of issued letters of credit of $2.3 million. In addition, the Company had other outstanding letters of credit totaling $40.3 million with various expiration dates through 2010.

In April and May 2008, the Company committed to purchase two leased-in offshore marine vessels at the end of their lease terms in September and October 2008, respectively. The leases had previously been considered operating leases but were determined to be capital leases upon commitment to purchase the vessels. As of June 30, 2008, the capital lease obligation related to these two leases was $32.8 million and is included in current portion of capital lease obligations in the accompanying condensed consolidated balance sheets.

8.	Stock and Debt Repurchases

During the six months ended June 30, 2008, the Company acquired for treasury 1,658,317 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for an aggregate purchase price of $142.7 million. From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024. On April 23 and June 4, 2008, SEACOR’s Board of Directors increased such repurchase authority by $70.9 million and $75.5 million, respectively, to a total authorized expenditure on each occasion of up to $150.0 million. As of June 30, 2008, $128.7 million of the repurchase authority granted by SEACOR’s Board of Directors remained available. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, and the 9.5% senior notes of Seabulk due 2013. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. Subsequent to June 30, 2008, the Company acquired 328,000 shares of Common Stock for treasury in the amount of $27.5 million

9.	Earnings Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. For the three and six months ended June 30, 2008, diluted earnings per common share excluded 571,364 and 506,274, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and six months ended June 30, 2007, diluted earnings per common share excluded 235,020 of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2008
Basic Earnings Per Common Share	$38,357	21,363	$1.80	$76,265	21,853	$3.49
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	390		—	421
Convertible Securities	1,212	3,418		2,425	3,418

Diluted Earnings Per Common Share	$39,569	25,171	$1.57	$78,690	25,692	$3.06

2007
Basic Earnings Per Common Share	$65,266	23,886	$2.73	$103,418	24,119	$4.29
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	278		—	295
Convertible Securities	1,212	3,418		2,425	3,418

Diluted Earnings Per Common Share	$66,478	27,582	$2.41	$105,843	27,832	$3.80

10.	Comprehensive Income

For the three months ended June 30, 2008 and 2007, total comprehensive income was $38.0 million and $67.1 million, respectively. For the six months ended June 30, 2008 and 2007, total comprehensive income was $73.5 million and $104.8 million, respectively. Other comprehensive income (loss) consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities.

11.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the six months ended June 30, 2008:

Director stock awards granted	2,500

Employee Stock Purchase Plan (“ESPP”) shares issued	14,854

Restricted stock awards granted	136,190

Restricted stock awards cancelled	190

Shares released from Deferred Compensation Plan	1,207

Restricted Stock Unit (“RSU”) Activities:
RSU’s outstanding at December 31, 2007	1,820
Granted	—
Converted to shares and contributed to Deferred Compensation Plan	(375)

RSU’s outstanding at June 30, 2008	1,445

Stock Option Activities:
Options outstanding at December 31, 2007	1,017,031
Granted	115,652
Exercised	(45,868)
Cancelled	—

Options outstanding at June 30, 2008	1,086,815

Shares available for future grants and ESPP purchases at June 30, 2008	833,671

12.	New Accounting Pronouncements

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

On May 9, 2008, the FASB issued FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The equity component is not revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis for all periods presented. The Company has not yet determined what impact the adoption of FSP APB 14-1 will have on its consolidated financial position or its results of operations, but expects such impact will be material.

On May 15, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 will result in a change in current practice and as such will have no impact on its consolidated financial position or its results of operations.

13.	Subsequent Event

On July 22, 2008, the Company acquired a 49% interest in DART Helicopter Services LLC, an international sales, marketing and manufacturing organization focusing on after market helicopter accessories, for $21.0 million.

14.	Segment Information

Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, the Company’s Commodity Trading segment exceeded certain quantitative thresholds and is presented below as a reportable segment. All prior period information has been restated to conform to the current period’s segment presentation.

The following tables summarize the operating results and assets of the Company’s reportable segments. Certain reclassifications of prior period information have been made to conform to the current period’s segment presentation.

	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Commodity Trading	Other	Corporate And Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Three Months Ended June 30, 2008
Operating Revenues:
External customers	170,418	28,764	32,698	63,795	37,945	55,419	19,928	—	408,967
Intersegment	796	—	624	—	39	—	105	(1,564)	—

	171,214	28,764	33,322	63,795	37,984	55,419	20,033	(1,564)	408,967

Costs and Expenses:
Operating	104,599	16,762	21,310	46,697	26,571	46,977	12,959	(1,571)	274,304
Administrative and general	15,801	1,607	1,916	4,895	8,423	1,644	2,529	8,280	45,095
Depreciation and amortization	13,674	8,039	4,032	8,672	1,414	—	1,656	241	37,728

	134,074	26,408	27,258	60,264	36,408	48,621	17,144	6,950	357,127

Gains on Asset Dispositions and Impairments, Net	14,352	—	1,472	3,208	84	—	158	—	19,274

Operating Income (Loss)	51,492	2,356	7,536	6,739	1,660	6,798	3,047	(8,514)	71,114

Other Income (Expense):
Derivative gains (losses), net	—	—	—	1,173	—	(102)	10	(8,194)	(7,113)
Foreign currency gains (losses), net	111	(3)	—	(478)	(10)	2	(4)	986	604
Other, net	—	—	—	—	—	3	3	156	162
Equity in Earnings (Losses) of 50% or Less Owned Companies	1,592	—	(462)	61	214	—	(90)	—	1,315

Segment Profit	53,195	2,353	7,074	7,495	1,864	6,701	2,966

Other Income (Expense) not included in Segment Profit									(6,918)

Less Equity Earnings included in Segment Profit									(1,315)

Income Before Taxes, Minority Interest and Equity Earnings									57,849

	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Commodity Trading	Other	Corporate And Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Six Months Ended June 30, 2008
Operating Revenues:
External customers	324,678	57,717	62,843	117,587	80,433	84,093	36,071	—	763,422
Intersegment	1,183	—	624	—	60	—	219	(2,086)	—

	325,861	57,717	63,467	117,587	80,493	84,093	36,290	(2,086)	763,422

Costs and Expenses:
Operating	198,869	32,981	38,036	86,568	57,169	73,734	24,068	(2,081)	509,344
Administrative and general	28,605	3,045	4,039	9,524	14,132	2,371	4,502	17,882	84,100
Depreciation and amortization	27,799	16,019	7,996	16,461	2,859	—	3,923	471	75,528

	255,273	52,045	50,071	112,553	74,160	76,105	32,493	16,272	668,972

Gains (Losses) on Asset Dispositions and Impairments, Net	21,490	3,629	2,183	3,602	119	—	158	(1)	31,180

Operating Income (Loss)	92,078	9,301	15,579	8,636	6,452	7,988	3,955	(18,359)	125,630

Other Income (Expense):
Derivative gains (losses), net	—	—	—	1,352	—	(592)	15	(1,421)	(646)
Foreign currency gains (losses), net	(44)	27	—	(509)	(19)	1	(11)	3,769	3,214
Other, net	—	—	—	39	—	4	3	280	326
Equity in Earnings (Losses) of 50% or Less Owned Companies	5,225	—	449	1	272	—	(53)	—	5,894

Segment Profit	97,259	9,328	16,028	9,519	6,705	7,401	3,909

Other Income (Expense) not included in Segment Profit									(16,674)
Less Equity Earnings included in Segment Profit									(5,894)

Income Before Taxes, Minority Interest and Equity Earnings									111,850

As of June 30, 2008
Property and Equipment	835,270	412,048	252,742	410,957	33,551	—	139,453	3,835	2,087,856
Investments, at Equity, and Receivables from 50% or Less Owned Companies	23,198	—	72,532	8,259	1,576	—	10,136	—	115,701
Goodwill	21,421	177	1,493	352	35,541	—	4,117	—	63,101
Intangible Assets	13,922	2,905	2,107	—	8,346	—	799	—	28,079
Other current and long-term assets, excluding cash and near cash assets(1)	168,845	12,538	30,593	86,402	54,283	11,540	27,937	40,538	432,676

Segment Assets	1,062,656	427,668	359,467	505,970	133,297	11,540	182,442

Cash and near cash assets(1)									820,918

Total Assets									3,548,331

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, available-for-sale marketable securities, construction reserve funds and Title IX reserve funds.

	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Commodity Trading	Other	Corporate And Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Three Months Ended June 30, 2007
Operating Revenues:
External customers	171,230	25,924	28,020	55,861	31,718	204	12,497	—	325,454
Intersegment	212	—	—	—	450	—	41	(703)	—

	171,442	25,924	28,020	55,861	32,168	204	12,538	(703)	325,454

Costs and Expenses:
Operating	88,596	22,865	13,056	41,212	23,605	174	10,003	(693)	198,818
Administrative and general	11,893	1,236	2,101	4,439	4,323	200	2,006	7,739	33,937
Depreciation and amortization	14,515	9,790	4,332	6,601	1,100	—	1,264	453	38,055

	115,004	33,891	19,489	52,252	29,028	374	13,273	7,499	270,810

Gains (Losses) on Asset Dispositions and Impairments, Net	38,546	—	2,622	1,505	(133)	—	—	—	42,540

Operating Income (Loss)	94,984	(7,967)	11,153	5,114	3,007	(170)	(735)	(8,202)	97,184

Other Income (Expense):
Derivative gains (losses), net	—	—	—	52	—	(162)	12	(156)	(254)
Foreign currency gains (losses), net	(365)	13	—	(1)	80	—	(1)	734	460
Other, net	19	—	138	474	(1)	—	118	(109)	639
Equity in Earnings (Losses) of 50% or Less Owned Companies	5,529	—	2,311	17	126	—	(154)	—	7,829

Segment Profit (Loss)	100,167	(7,954)	13,602	5,656	3,212	(332)	(760)

Other Income (Expense) not included in Segment Profit (Loss)									(10,082)
Less Equity Earnings included in Segment Profit (Loss)									(7,829)

Income Before Taxes, Minority Interest and Equity Earnings									87,947

	Offshore Marine Services	Marine Transportation Services	Inland River Services	Aviation Services	Environmental Services	Commodity Trading	Other	Corporate And Eliminations	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
For the Six Months Ended June 30, 2007
Operating Revenues:
External customers	342,158	56,480	54,742	101,294	57,282	204	24,057	—	636,217
Intersegment	212	—	—	—	1,378	—	163	(1,753)	—

	342,370	56,480	54,742	101,294	58,660	204	24,220	(1,753)	636,217

Costs and Expenses:
Operating	181,595	43,714	25,361	77,437	44,358	183	16,571	(1,743)	387,476
Administrative and general	24,916	2,422	2,978	8,960	9,624	203	4,188	15,046	68,337
Depreciation and amortization	31,039	19,948	7,831	12,680	2,009	—	2,528	895	76,930

	237,550	66,084	36,170	99,077	55,991	386	23,287	14,198	532,743

Gains (Losses) on Asset Dispositions and Impairments, Net	46,840	—	6,244	1,732	(149)	—	30	—	54,697

Operating Income (Loss)	151,660	(9,604)	24,816	3,949	2,520	(182)	963	(15,951)	158,171

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(634)	—	(162)	(149)	821	(124)
Foreign currency gains (losses), net	(1,072)	9	—	(1)	78	—	(1)	857	(130)
Other, net	1	—	136	474	(1)	—	118	(132)	596
Equity in Earnings (Losses) of 50% or Less Owned Companies	6,881	—	3,280	33	147	—	(92)	—	10,249

Segment Profit (Loss)	157,470	(9,595)	28,232	3,821	2,744	(344)	839

Other Income (Expense) not included in Segment Profit (Loss)									(15,814)
Less Equity Earnings included in Segment Profit (Loss)									(10,249)

Income Before Taxes, Minority Interest and Equity Earnings									142,699

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the conditions in the global financial markets and international economic conditions including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsements for the Seabulk Trader and Seabulk Challenge, the retrofitted double-hull tankers, if the Company is unsuccessful in appealing a district court opinion instructing the U.S. Coast Guard to revoke its coastwise charter, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality on Aviation Services, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporations’ Oil Spill Removal Organization classification, liability in connection with providing spill response services, effects of adverse weather and river conditions and seasonality on Inland River Services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors on Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which is incorporated by reference.

Results of Operations

The Company’s operations are divided into six main business segments—Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services and Commodity Trading. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and asset leasing activities.

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2008, as compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2007. See “Item 1. Financial Statements—Note 14. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	79,439	46	84,363	49	149,469	46	175,254	51

Africa, primarily West Africa	30,479	18	44,720	26	62,799	19	85,289	25
United Kingdom, primarily North Sea	19,180	11	17,150	10	38,343	12	33,782	10
Middle East	21,917	13	12,032	7	38,411	12	22,691	7
Asia	6,534	4	6,742	4	13,001	4	14,250	4
Mexico, Central and South America	13,665	8	6,435	4	23,838	7	11,104	3

Total Foreign	91,775	54	87,079	51	176,392	54	167,116	49

	171,214	100	171,442	100	325,861	100	342,370	100	—	(5)

Costs and Expenses:
Operating	104,599	61	88,596	52	198,869	61	181,595	53
Administrative and general	15,801	9	11,893	7	28,605	9	24,916	7
Depreciation and amortization	13,674	8	14,515	8	27,799	9	31,039	9

	134,074	78	115,004	67	255,273	79	237,550	69

Gains on Asset Dispositions	14,352	8	38,546	22	21,490	7	46,840	14

Operating Income	51,492	30	94,984	55	92,078	28	151,660	45	(46)	(39)

Other Income (Expense):
Foreign currency gains (losses), net	111	—	(365)	—	(44)	—	(1,072)	—
Other, net	—	—	19	—	—	—	1	—
Equity in Earnings of 50% or Less Owned Companies	1,592	1	5,529	3	5,225	2	6,881	2

Segment Profit	53,195	31	100,167	58	97,259	30	157,470	47	(47)	(38)

Operating Revenues. Operating revenues decreased by $0.2 million in the Current Year Quarter compared with the Prior Year Quarter and by $16.5 million in the Current Six Months compared with the Prior Six Months. In the Current Year Quarter, an 11% improvement in overall average day rates was offset by a 10% reduction in available days due to net fleet dispositions and a 3% reduction in overall utilization. In the Current Six Months, an 8% improvement in overall average day rates was offset by an 11% reduction in available days due to net fleet dispositions and a 3% reduction in overall utilization. The improvements in average day rates contributed additional operating revenues of $11.0 million in the Current Year Quarter and $13.6 million in the Current Six Months. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix, together with a decline in fleet utilization, reduced operating revenues by $16.6 million in the Current Year Quarter and by $37.3 million in the Current Six Months. In addition, other marine services and the effects of foreign currency translations increased operating revenues by $5.4 million in the Current Year Quarter and by $7.2 million in the Current Six Months.

In the U.S. Gulf of Mexico, operating revenues were lower due to a reduction in overall utilization and the impact of vessels mobilizing to other geographic regions, partially offset by increases in operating revenues as a result of more rig moving activity and new vessels being placed into service. Utilization was impacted by the regulatory drydocking, major repair and upgrade program of the Company’s large AHTS vessels, which resulted in 168 days of out-of-service time in the Current Year Quarter and 255 days of out-of-service time in the Current Six Months. In comparison, the Company’s large AHTS vessels were out-of-service due to regulatory drydocking for 42 days and 60 days in the Prior Year Quarter and Prior Six Months, respectively. In Mexico, Central and South America and the Middle East, operating revenues were higher primarily due to vessels mobilizing from other geographic regions. Operating revenues decreased in West Africa primarily as a result of net fleet dispositions.

Operating Income—Current Year Quarter compared with Prior Year Quarter. Operating income in the Current Year Quarter included $14.4 million of gains on asset dispositions compared with $38.5 million in the Prior Year Quarter. Excluding the impact of these gains, operating income decreased by $19.3 million primarily due to a $16.0 million increase in operating expenses resulting from higher drydocking costs, higher wage and benefit costs and higher insurance costs. In addition, administrative and general expenses increased by $3.9 million primarily due to the recognition of international staff severance payments.

Operating Income—Current Six Months compared with Prior Six Months. Operating income in the Current Six Months included $21.5 million of gains on asset dispositions compared with $46.8 million in the Prior Six Months. Excluding the impact of these gains, operating income decreased by $34.2 million primarily due to an overall decrease in operating revenues as discussed above and a $17.7 million increase in operating expenses resulting from higher drydocking costs and wage and benefit costs. In addition, administrative and general expenses increased by $3.7 million primarily due to the recognition of international staff severance payments.

Equity in Earnings of 50% or Less Owned Companies. Equity earnings decreased by $3.9 million in the Current Year Quarter compared with the Prior Year Quarter and by $1.7 million in the Current Six Months compared with the Prior Six Months. In February 2008, Offshore Marine Services recognized a gain of $1.9 million, net of tax, relating to the sale of a vessel owned by its Norwegian joint venture. During the Prior Six Months, Offshore Marine Services recognized a gain of $4.1 million, net of tax, relating to the sale of its interest in an Egyptian joint venture.

Fleet Count. The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Anchor handling towing supply	17	1	1	1	20
Crew	51	2	23	—	76
Mini-supply	14	—	5	1	20
Standby safety	23	1	—	5	29
Supply	14	—	9	5	28
Towing supply	10	3	2	1	16
Specialty(1)	10	3	—	—	13

	139	10	40	13	202

2007
Anchor handling towing supply	16	2	2	1	21
Crew	55	2	23	—	80
Mini-supply	17	—	5	1	23
Standby safety	21	1	—	5	27
Supply	12	—	11	—	23
Towing supply	20	7	2	1	30
Specialty(1)	10	1	—	—	11

	151	13	43	8	215

(1)	Previously referred to as Other and includes anchor handling tugs, lift boats, accommodation, line handling and other vessels.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Rates Per Day Worked:
Anchor handling towing supply	$41,038	$29,077	$36,330	$30,865
Crew	6,608	6,508	6,673	6,453
Mini-supply	6,838	6,431	6,950	6,599
Standby safety	10,278	9,725	10,212	9,620
Supply	16,250	13,241	15,898	13,085
Towing supply	10,532	11,365	10,389	10,712
Specialty(1)	11,962	10,701	11,873	10,394
Overall Average Rates Per Day Worked	$12,182	$10,948	$11,987	$11,078
Utilization:
Anchor handling towing supply	69%	93%	76%	91%
Crew	77%	81%	73%	78%
Mini-supply	67%	71%	64%	66%
Standby safety	88%	91%	89%	91%
Supply	90%	89%	89%	88%
Towing supply	94%	88%	87%	86%
Specialty(1)	94%	82%	92%	81%
Overall Fleet Utilization	81%	84%	79%	82%
Available Days:
Anchor handling towing supply	1,618	1,720	3,165	3,520
Crew	6,492	7,047	13,044	14,227
Mini-supply	1,795	1,995	3,615	3,989
Standby safety	2,093	1,911	4,186	3,801
Supply	2,123	2,093	4,222	4,253
Towing supply	1,253	2,212	2,553	4,843
Specialty(1)	831	954	1,767	1,983

Overall Fleet Available Days	16,205	17,932	32,552	36,616

(1)	Previously referred to as Other and includes anchor handling tugs, lift boats, accommodation, line handling and other vessels.

Marine Transportation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	28,764	100	25,924	100	57,717	100	56,480	100	11	2

Costs and Expenses:
Operating	16,762	58	22,865	88	32,981	57	43,714	77
Administrative and general	1,607	6	1,236	5	3,045	5	2,422	4
Depreciation and amortization	8,039	28	9,790	38	16,019	28	19,948	35

	26,408	92	33,891	131	52,045	90	66,084	116

Gains on Asset Dispositions	—	—	—	—	3,629	6	—	—
Operating Income (Loss)	2,356	8	(7,967)	(31)	9,301	16	(9,604)	(16)	130	197

Other Income (Expense):
Foreign currency gains (losses), net	(3)	—	13	—	27	—	9	—

Segment Profit (Loss)	2,353	8	(7,954)	(31)	9,328	16	(9,595)	(16)	130	197

Operating Revenues—Current Year Quarter compared with Prior Year Quarter. Operating revenues increased by $2.9 million in the Current Year Quarter compared with the Prior Year Quarter. The increase was primarily due to the Seabulk Trader and Seabulk Challenge being out-of-service while undergoing retrofit to a double hull configuration during the Prior Year Quarter. In addition, day rates for the Seabulk Energy were higher in the Current Year Quarter compared with the Prior Year Quarter. These increases in operating revenues were partially offset as a result of the sale and subsequent scrapping of the Seabulk Power in January 2008 and increased out-of-service time in the Current Year Quarter for the Seabulk Arctic which began a regulatory drydocking in mid June 2008 and is expected to continue into the third quarter.

Operating Revenues—Current Six Months compared with Prior Six Months. Operating revenues increased by $1.2 million in the Current Six Months compared with the Prior Six Months. The increase was primarily due to the Seabulk Trader and the Seabulk Challenge being out-of-service in the Prior Six Months while undergoing retrofit. In addition, day rates for the Seabulk Energy and Brenton Reef were higher in the Current Six Months compared with the Prior Six Months. These increases in operating revenues were partially offset as a result of the sale and subsequent scrapping of the Seabulk Power and Seabulk Magnachem in January 2008, increased out-of-service time for the Seabulk Arctic while undergoing a regulatory drydocking, lower cargo volumes for the Seabulk America which operates under a contract of affreightment, and the change in contract status of the Seabulk Mariner from time charter to long-term bareboat contract in March 2007.

Operating Income (Loss). Operating income increased by $10.4 million in the Current Year Quarter compared with the Prior Year Quarter and by $18.9 million in the Current Six Months compared with the Prior Six Months primarily due to higher operating revenues as described above, lower regulatory drydocking expenses for the Seabulk Trader, Seabulk Challenge and Seabulk Magnachem and a reduction in depreciation charges as a result of the sale of the Seabulk Power and the extension of the retrofitted tankers useful lives. Operating income in the Current Six Months improved due to the recognition of gains on asset dispositions in January 2008.

Fleet Count. As of June 30, 2008 and 2007, Marine Transportation Services owned eight and ten U.S.-flag product tankers, respectively, operating in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	33,322	100	28,020	100	63,467	100	54,742	100	19	16

Costs and Expenses:
Operating	21,310	64	13,056	47	38,036	60	25,361	47
Administrative and general	1,916	6	2,101	7	4,039	6	2,978	5
Depreciation and amortization	4,032	12	4,332	15	7,996	13	7,831	14

	27,258	82	19,489	69	50,071	79	36,170	66

Gains on Asset Dispositions	1,472	4	2,622	9	2,183	3	6,244	11

Operating Income	7,536	22	11,153	40	15,579	24	24,816	45	(32)	(37)

Other Income (Expense):
Other, net	—	—	138	—	—	—	136	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(462)	(1)	2,311	8	449	1	3,280	6

Segment Profit	7,074	21	13,602	48	16,028	25	28,232	51	(48)	(43)

Operating Revenues. Operating revenues increased by $5.3 million in the Current Year Quarter compared with the Prior Year Quarter and by $8.7 million in the Current Six Months compared with the Prior Six Months. The increases were due to higher rates for the covered dry cargo barge pools and higher demurrage revenues. In addition, operating revenues in the Current Six Months compared with the Prior Six Months increased due to the acquisition of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as “Waxler”), which were acquired in mid-March 2007, and decreased following the sale of equipment to joint ventures and third parties.

Operating Income. Operating income in the Current Year Quarter and Current Six Months included $1.5 million and $2.2 million, respectively, of gains on asset dispositions compared with $2.6 million and $6.2 million in the Prior Year Quarter and Prior Six Months, respectively. Excluding the impact of these gains, operating income decreased by $2.5 million in the Current Year Quarter compared with the Prior Year Quarter and by $5.2 million in the Current Six Months compared with the Prior Six Months. The improvements in operating revenues described above were offset by higher operating expenses. Towing and switching costs were higher due to increased fuel costs. Maintenance and repair costs were higher for the upgrade of towboats and the regulatory inspection of liquid tank barges acquired from Waxler.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Equity earnings decreased by $2.8 million in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months. The decrease was primarily due to losses from securities and futures trading during the Current Year Quarter.

Fleet Count. The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Inland river dry cargo barges-open	213	97	5	3	318
Inland river dry cargo barges-covered	409	131	2	123	665
Inland river liquid tank barges	44	29	2	—	75
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	4	—	—	20

	708	261	9	126	1,104

2007
Inland river dry cargo barges-open	271	25	5	10	311
Inland river dry cargo barges-covered	461	165	2	152	780
Inland river liquid tank barges	53	22	2	—	77
Inland river deck barges	22	—	—	—	22
Inland river towboats	15	—	—	—	15

	822	212	9	162	1,205

Aviation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	56,630	89	51,976	93	106,142	90	94,372	93
Foreign	7,165	11	3,885	7	11,445	10	6,922	7

	63,795	100	55,861	100	117,587	100	101,294	100	14	16

Costs and Expenses:
Operating	46,697	73	41,212	74	86,568	74	77,437	76
Administrative and general	4,895	8	4,439	8	9,524	8	8,960	9
Depreciation and amortization	8,672	13	6,601	12	16,461	14	12,680	13

	60,264	94	52,252	94	112,553	96	99,077	98

Gains on Asset Dispositions	3,208	5	1,505	3	3,602	3	1,732	2

Operating Income	6,739	11	5,114	9	8,636	7	3,949	4	32	119

Other Income (Expense):
Derivative gains (losses), net	1,173	2	52	—	1,352	1	(634)	—
Foreign currency losses, net	(478)	(1)	(1)	—	(509)	—	(1)	—
Other, net	—	—	474	1	39	—	474	—
Equity in Earnings of 50% or Less Owned Companies	61	—	17	—	1	—	33	—

Segment Profit	7,495	12	5,656	10	9,519	8	3,821	4	33	149

Operating Revenues—Current Year Quarter compared with Prior Year Quarter. Operating revenues increased by $7.9 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues in Alaska improved due to a cost-driven increase in fuel uplift fees charged to fixed-based operation customers, higher fuel sales volume and higher rates. International operating revenues increased as additional helicopters were placed on short-term contracts outside of the United States. These increases were offset by a reduction in revenues in the U.S. Gulf of Mexico as helicopters were moved to support activity in other geographic regions.

Operating Revenues—Current Six Months compared with Prior Six Months. Operating revenues increased by $16.3 million in the Current Six Months compared to the Prior Six Months. Operating revenues in Alaska improved for the reasons described above with respect to the Current Year Quarter and, in the U.S. Gulf of Mexico, operating revenues increased due to a higher fuel surcharge and generally better rates as newer equipment was placed into service. The improvements in the U.S. Gulf of Mexico were partially offset by a reduction in oil and gas support activities as helicopters were moved to other geographic regions. Operating revenues in the air medical services business improved due to additional contracts, rate increases and additional maintenance billings. International revenues increased as helicopters were placed on long-term leases and short-term contracts outside of the United States.

Operating Income. Operating income in the Current Year Quarter and the Current Six Months included $3.2 million and $3.6 million, respectively, of gains on asset dispositions compared with gains of $1.5 million and $1.7 million in the Prior Year Quarter and Prior Six Months, respectively. Excluding the impact of these gains, operating income decreased by $0.1 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $2.8 million in the Current Six Months compared with the Prior Six Months. The improvements in operating revenues were impacted by higher operating expenses resulting from the increased operating activity described above, higher depreciation charges as a result of net aircraft additions, lower insurance costs and lower repair costs due to the timing of component and fleet repair and maintenance.

Fleet Count. The composition of Aviation Services’ fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2008
Light helicopters – single engine	50	6	6	—	62
Light helicopters – twin engine	31	—	7	17	55
Medium helicopters	47	—	3	7	57
Heavy helicopters	5	—	—	—	5

	133	6	16	24	179

2007
Light helicopters – single engine	46	4	12	—	62
Light helicopters – twin engine	28	—	9	16	53
Medium helicopters	42	—	3	6	51
Heavy helicopters	3	—	—	—	3

	119	4	24	22	169

(1)	Excludes four helicopters removed from service as of June 30, 2008 and 2007.

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	27,331	72	24,634	77	61,880	77	43,737	75
Foreign	10,653	28	7,534	23	18,613	23	14,923	25

	37,984	100	32,168	100	80,493	100	58,660	100	18	37

Costs and Expenses:
Operating	26,571	70	23,605	73	57,169	71	44,358	76
Administrative and general	8,423	22	4,323	13	14,132	18	9,624	16
Depreciation and amortization	1,414	4	1,100	4	2,859	3	2,009	3

	36,408	96	29,028	90	74,160	92	55,991	95

Gains (Losses) on Asset Dispositions	84	—	(133)	—	119	—	(149)	—

Operating Income	1,660	4	3,007	10	6,452	8	2,520	5	(45)	156

Other Income (Expense):
Foreign currency gains (losses), net	(10)	—	80	—	(19)	—	78	—
Other, net	—	—	(1)	—	—	—	(1)	—
Equity in Earnings of 50% or Less Owned Companies	214	1	126	—	272	—	147	—

Segment Profit	1,864	5	3,212	10	6,705	8	2,744	5	(42)	144

Operating Revenues. Operating revenues increased by $5.8 million in the Current Year Quarter compared with the Prior Year Quarter and by $21.8 million in the Current Six Months compared with the Prior Six Months. Operating revenues from response activities, project management, consulting activities and retainer services were all higher while operating revenues from equipment sales were lower. Operating revenues from response activities were higher primarily due to a significant response event in Tulsa, Oklahoma that concluded in May 2008. Project management and consulting revenues increased as a result of recent acquisitions. Retainer services were higher primarily due to two new contracts with major domestic oil companies. Operating revenues from equipment sales decreased due to lower sales volumes.

Operating Income. Operating income decreased by $1.3 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $4.0 million in the Current Six Months compared with the Prior Six Months. Operating income was impacted by higher operating expenses as a result of increased operating activity described above and higher administrative and general expenses, including management bonus awards, bad debt expense, professional fees and additional administrative and general expenses associated with recent acquisitions.

Commodity Trading

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U. S.	30,390	55	204	100	57,774	69	204	100
Foreign	25,029	45	—	—	26,319	31	—	—

	55,419	100	204	100	84,093	100	204	100	27,066	41,122

Costs and Expenses:
Operating	46,977	85	174	85	73,734	88	183	90
Administrative and general	1,644	3	200	98	2,371	3	203	99

	48,621	88	374	183	76,105	91	386	189

Operating Income	6,798	12	(170)	(83)	7,988	9	(182)	(89)	4,099	4,489

Other Income (Expense):
Derivative losses, net	(102)	—	(162)	(80)	(592)	—	(162)	(80)
Foreign currency gains, net	2	—	—	—	1	—	—	—
Other, net	3	—	—	—	4	—	—	—

Segment Profit	6,701	12	(332)	(163)	7,401	9	(344)	(169)	2,118	2,251

Operating Results. Operating revenues increased by $55.2 million in the Current Year Quarter compared with the Prior Year Quarter and by $83.9 million in the Current Six Months compared with the Prior Six Months. Operating income increased by $7.0 million in the Current Year Quarter compared with the Prior Year Quarter and by $8.2 million in the Current Six Months compared with the Prior Six Months. Operating results increased due to the commencement of ethanol merchandising activities in the Prior Year Quarter and rice merchandising activities in February 2008.

Other Segment Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘08/’07
	2008	2007	2008	2007	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	3,089	(717)	4,199	820	531	412
Other Activities	(33)	111	(237)	111	(130)	(314)
Equity in Losses of 50% or Less Owned Companies	(90)	(154)	(53)	(92)	42	42

Segment Profit (Loss)	2,966	(760)	3,909	839	490	365

Harbor and Offshore Towing Services. Segment profit increased in the Current Year Quarter and the Current Six Months compared with the Prior Year Quarter and the Prior Six Months primarily due to tariff increases and the commencement of terminal operations in St. Eustatius. The increases were reduced by higher drydocking and fuel costs and the cost of providing third-party equipment to support the start-up of the St. Eustatius terminal operation.

Corporate and Eliminations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘08/’07
	2008	2007	2008	2007	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(8,555)	(8,208)	(18,406)	(15,963)	(4)	(15)
Eliminations	41	6	47	12	583	292

Operating Loss	(8,514)	(8,202)	(18,359)	(15,951)	(4)	(15)

Other Income (Expense):
Derivative gains (losses), net	(8,194)	(156)	(1,421)	821	(5,153)	(273)
Foreign currency gains, net	986	734	3,769	857	34	340
Other, net	156	(109)	280	(132)	243	312

Corporate Expenses. Corporate expenses increased by $0.3 million in the Current Year Quarter compared with the Prior Year Quarter and by $2.4 million in the Current Six Months compared with the Prior Six Months, primarily due to higher wage and benefit costs, including management bonus awards, legal and severance costs.

Derivative gains (losses), net. Derivative losses, net increased by $8.0 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $2.2 million in the Current Six Months compared with the Prior Six Months due to losses on equity security and index options, foreign currency forward exchange, option and future contracts, commodity swap, option and future contracts and U.S. treasury and bond future and option contracts.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘08/’07
	2008	2007	2008	2007	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	5,373	11,456	12,849	23,680	(53)	(46)
Interest expense	(12,674)	(12,108)	(24,222)	(25,376)	(5)	5
Marketable security gains (losses), net	383	(9,430)	(5,301)	(14,118)	104	62

	(6,918)	(10,082)	(16,674)	(15,814)	31	(5)

Interest Income. Interest income decreased in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months primarily due to lower average invested balances and lower interest rates.

Interest Expense. Interest expense increased in the Current Year Quarter compared with the Prior Year Quarter and decreased in the Current Six Months compared with the Prior Six Months primarily due to changes in capitalized interest.

Marketable security gains (losses), net. Marketable security gains, net increased in the Current Year Quarter compared with the Prior Year Quarter and marketable security losses, net decreased in the Current Six Months compared with the Prior Six Months primarily resulting from gains on short sales of marketable securities.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of Common Stock, preferred stock, or a combination thereof.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2008	2007
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	135,802	165,383
Investing Activities	(113,129)	(65,336)
Financing Activities	(139,767)	(104,338)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,358	613

Net Decrease in Cash and Cash Equivalents	(114,736)	(3,678)

Operating Activities

Cash flows provided by operating activities decreased in the Current Six Months compared with the Prior Six Months primarily due to unfavorable changes in working capital and reduced operating results before depreciation and gains on asset dispositions in the Company’s business segments.

Investing Activities

Cash flows used in investing activities increased in the Current Six Months compared with the Prior Six Months primarily due to lower proceeds from the sale of property and equipment and increased purchases of marketable securities. These additional uses of cash were partially offset by higher withdrawals from construction reserve funds and increased proceeds from sales of marketable securities.

During the Current Six Months, capital expenditures were $233.1 million. Equipment deliveries during the period included six offshore marine vessels, 15 inland river dry cargo barges, three inland river towboats, twelve helicopters, two ocean liquid tank barges and three harbor tugs. During the Prior Six Months, capital expenditures were $235.5 million. Excluding equipment from business acquisitions, equipment deliveries included six offshore marine vessels, 35 inland river dry cargo barges, 15 inland river deck barges, eleven helicopters and three harbor tugs.

During the Current Six Months, the Company sold eight offshore marine vessels, two tankers, one inland river dry cargo barge, five inland river liquid tank barges, six helicopters, one harbor tug, one offshore marine construction contract and other equipment for an aggregate consideration of $63.8 million and recognized net gains of $31.2 million. During the Prior Six Months, the Company sold 22 offshore marine vessels, 105 inland river dry cargo barges, three inland river liquid tank barges, four helicopters, construction contracts and other equipment for an aggregate consideration of $196.8 million and recognized net gains of $54.7 million.

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

As of June 30, 2008, construction reserve funds of $252.6 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Six Months, construction reserve fund account transactions included withdrawals of $171.1 million and deposits of $36.3 million. During the Prior Six Months, construction reserve account transactions included withdrawals of $35.3 million and deposits of $21.5 million.

The Company’s unfunded capital commitments as of June 30, 2008 consisted primarily of offshore marine vessels, harbor tugs, helicopters and inland river barges and totaled $348.5 million, of which $180.2 million is payable during the remainder of 2008, with the balance payable through 2010. Of the total unfunded capital commitments, approximately $52.3 million may be terminated without further liability other than the payment of liquidated damages of $6.3 million in the aggregate.

During the Current Six Months, cash used to purchase marketable security long positions was $126.2 million and cash used to cover marketable security short positions was $33.6 million. During the Prior Six Months, cash used to purchase marketable security long positions was $5.6 million and cash used to cover marketable security short positions was $34.6 million.

During the Current Six Months, cash received from the sale of marketable security long positions was $57.5 million and cash received upon entering into marketable security short positions was $26.3 million. During the Prior Six Months, cash received from the sale of marketable security long positions was $18.9 million and cash received upon entering into marketable security short positions was $33.8 million.

Cash used in investing activities for business acquisitions, net of cash acquired was $4.3 million in the Current Six Months and $25.4 million in the Prior Six Months. Investing activities with the Company’s joint ventures used cash flows of $4.7 million in the Current Six Months and $21.2 million in the Prior Six Months.

Financing Activities

Cash flows used in financing activities increased in the Current Six Months compared with the Prior Six Months primarily due to increased repurchases of Common Stock partially offset by lower payments on long-term debt and capital lease obligations.

During the Current Six Months, the Company acquired for treasury 1,658,317 shares of Common Stock for an aggregate purchase price of $142.7 million. From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024. On April 23 and June 4, 2008, SEACOR’s Board of Directors increased such repurchase authority by $70.9 million and $75.5 million, respectively, to a total authorized expenditure on each occasion of up to $150.0 million. As of June 30, 2008, $128.7 million of the repurchase authority granted by SEACOR’s Board of Directors remained available. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, and the 9.5% senior notes of Seabulk due 2013. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. Subsequent to June 30, 2008, the Company acquired 328,000 shares of Common Stock for treasury in the amount of $27.5 million. During the Prior Six Months, the Company acquired 993,080 shares of Common Stock for treasury for an aggregate purchase price of $92.1 million.

During the Current Six Months, the Company made principal payments on long-term debt and capital lease obligations of $8.7 million. During the Prior Six Months, the Company made principal payments on long-term debt and capital lease obligations of $15.6 million.

As of June 30, 2008, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $447.7 million, net of issued letters of credit of $2.3 million. In addition, the Company had other outstanding letters of credit totaling $40.3 million with various expiration dates through 2010.

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

Contingencies

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the U.S. Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such subpoena. SEACOR believes it has provided all information requested in response to this investigation.

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

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard (“USCG”), which administers the U.S.build requirements of the Jones Act, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the NVDC’s determination. MTS believes the NVDC’s determination was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia (“Court”), Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.), in which they sought to have the court set aside the NVDC’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending the NVDC’s determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment filed by the Shipbuilders, setting aside the NVDC’s determination, and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement for the Seabulk Trader. The Company believes the Court erroneously set aside the NVDC’s determination and has and will continue to vigorously pursue all appropriate channels of relief. In response to MTS’s motion to stay the implementation of the Court’s Memorandum Opinion, the Court stayed the matter pending MTS’s appeal and, on July 25, 2008 while considering a renewed motion to stay by MTS, the Court declared its intention to revise the Memorandum Opinion by deleting the instruction to the NVDC to revoke the Seabulk Trader’s coastwise endorsement and remanding the matter to the USCG with a direction to complete its proceedings within 90 days. The permanent loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The Company’s carrying value of its two retrofitted tankers was $63.5 million as of June 30, 2008 and the two retrofitted tankers contributed operating revenues of $12.6 million during the six months ended June 30, 2008.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers, and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

On May 9, 2008, the FASB issued FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The equity component is not revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis for all periods presented. The Company has not yet determined what impact the adoption of FSP APB 14-1 will have on its consolidated financial position or its results of operations, but expects such impact will be material.

On May 15, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 will result in a change in current practice and as such will have no impact on its consolidated financial position or its results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change in the Company’s exposure to market risk during the Current Six Months, except as described below.

As of June 30, 2008, the Company held available-for-sale marketable securities with a fair value of $97.9 million, including $59.5 million in fixed income investments consisting of corporate debt securities, municipal bonds and foreign government bonds and $38.4 million in equity securities. The fair value of the fixed income securities fluctuates based on market interest rates and the creditworthiness of the issuers. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by maintaining a ladder of maturities and analyzing the creditworthiness of issuers. The Company’s investments in equity securities primarily include positions in energy, marine, transportation and other related businesses. The Company monitors its investments in available-for-sale marketable securities on a regular basis and disposes of investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. As of June 30, 2008, a 10% decline in the value of available-for-sale marketable securities would reduce other comprehensive income by $6.4 million, net of tax.

As of June 30, 2008, the Company held positions in short sales of marketable securities with a fair value of $112.2 million. The Company’s short sales of marketable securities primarily include positions in energy, marine, transportation and other related businesses. As of June 30, 2008, a 10% increase in the value of the securities underlying the short sale positions of the Company would reduce income by $7.3 million, net of tax.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, ringgit, dinar, renminbi, dirham and rand. These contracts enable the Company to buy or sell these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, the Middle East and Asia. As of June 30, 2008, the outstanding foreign currency contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $156.8 million. An adverse change in the underlying foreign currency exchange rates of 10% would reduce income by $10.2 million, net of tax.

As of June 30, 2008, the Company no longer designates any of its foreign currency forward contracts as fair value hedges for capital commitments. For the Current Year Quarter and Current Six Months, the Company increased its capital commitment obligations by $2.9 million and reduced its capital commitment obligations by $8.3 million, respectively, as a result of the foreign currency forward contracts previously designated as fair value hedges.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)(3)
April 1 – 30, 2008	266,000	$85.07	266,000	$127,372,037
May 1 – 31, 2008	602,402	$86.74	602,402	$75,120,487
June 1 – 30, 2008	244,515	$89.44	244,515	$128,739,152

(1)	Excludes commissions of $56,000, or $0.05 per share, paid in the Current Year Quarter.

(2)	Since February 1997, SEACOR’s Board of Directors authorized, in the aggregate, the repurchase of $866.9 million of Common Stock, certain debt or a combination thereof. Through June 30, 2008, the Company has repurchased $660.0 million and $78.2 million of Common Stock and debt, respectively.

(3)	On April 23 and June 4, 2008, SEACOR’s Board of Directors approved increases of $70.9 million and $75.5 million, respectively, in the Company’s authority to repurchase Common Stock and its 2.875% convertible senior debentures due 2024 to a total authorized expenditure on each occasion of up to $150 million. This repurchase authority remains in place until fully used or until the Company determines otherwise.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on June 4, 2008. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Charles Fabrikant	19,535,915	N/A	190,816	N/A	N/A
Andrew Morse	10,471,954	N/A	9,254,777	N/A	N/A
Michael E. Gellert	19,539,542	N/A	187,189	N/A	N/A
Stephen Stamas	17,940,498	N/A	1,786,233	N/A	N/A
Richard Fairbanks	19,472,025	N/A	254,706	N/A	N/A
Pierre de Demandolx	19,541,079	N/A	185,652	N/A	N/A
John C. Hadjipateras	19,576,987	N/A	149,744	N/A	N/A
Oivind Lorentzen	19,541,580	N/A	212,151	N/A	N/A
Steven J. Wisch	19,514,375	N/A	212,356	N/A	N/A
Christopher Regan	19,585,089	N/A	141,642	N/A	N/A
Steven Webster	13,574,331	N/A	6,152,400	N/A	N/A
2. The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008	19,645,375	78,993	N/A	2,363	N/A

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: July 31, 2008	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: July 31, 2008	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.