Form 10-Q
period 2008-09-30
SEACOR HOLDINGS INC /NEW/
filed 2008-10-30
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of October 28, 2008 was 19,975,327. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$326,143	$537,305
Restricted cash	23,659	30,624
Available-for-sale marketable securities	72,862	28,792
Receivables:
Trade, net of allowance for doubtful accounts of $4,525 and $4,670 in 2008 and 2007, respectively	294,330	267,564
Other	57,892	62,975
Inventories	50,234	30,468
Deferred income taxes	9,929	9,929
Prepaid expenses and other	8,943	9,756

Total current assets	843,992	977,413

Property and Equipment	2,706,500	2,469,735
Accumulated depreciation	(596,017)	(526,583)

Net property and equipment	2,110,483	1,943,152

Investments, at Equity, and Receivables from 50% or Less Owned Companies	143,190	109,288
Construction Reserve Funds & Title XI Reserve Funds	265,586	405,000
Goodwill	61,401	60,226
Intangible Assets	29,707	30,500
Other Assets, net of allowance for doubtful accounts of $991 and $1,502 in 2008 and 2007, respectively	33,067	43,072

	$3,487,426	$3,568,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,301	$9,648
Current portion of capital lease obligations	15,074	851
Accounts payable and accrued expenses	105,496	119,321
Other current liabilities	226,395	258,940

Total current liabilities	357,266	388,760

Long-Term Debt	931,588	929,114
Capital Lease Obligations	7,940	8,642
Deferred Income Taxes	512,102	480,447
Deferred Gains and Other Liabilities	126,281	130,311
Minority Interest in Subsidiaries	11,945	9,558
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,346,488 and 32,154,052 shares issued in 2008 and 2007, respectively	323	322
Additional paid-in capital	917,192	905,702
Retained earnings	1,349,931	1,198,024
Shares held in treasury of 12,370,761 and 9,578,789 in 2008 and 2007, respectively, at cost	(724,165)	(486,505)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	27	1,938
Unrealized gain (loss) on available-for-sale marketable securities	(3,004)	2,338

Total stockholders’ equity	1,540,304	1,621,819

	$3,487,426	$3,568,651

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues	$437,608	$359,923	$1,201,030	$996,140

Costs and Expenses:
Operating	269,874	213,992	779,218	601,468
Administrative and general	41,487	36,883	125,587	105,220
Depreciation and amortization	39,598	37,443	115,126	114,373

	350,959	288,318	1,019,931	821,061

Gains on Asset Dispositions and Impairments, Net	20,074	19,560	51,254	74,257

Operating Income	106,723	91,165	232,353	249,336

Other Income (Expense):
Interest income	4,329	11,274	17,178	34,954
Interest expense	(14,404)	(10,855)	(38,626)	(36,231)
Derivative gains (losses), net	(8,430)	5,221	(9,076)	5,097
Foreign currency gains (losses), net	(6,683)	316	(3,469)	186
Marketable security gains (losses), net	35,950	11,960	30,649	(2,158)
Other, net	(89)	(716)	237	(120)

	10,673	17,200	(3,107)	1,728

Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity In Earnings of 50% or Less Owned Companies	117,396	108,365	229,246	251,064
Income Tax Expense	43,551	40,339	84,637	89,387

Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	73,845	68,026	144,609	161,677
Minority Interest in Income of Subsidiaries	(363)	(927)	(756)	(1,409)
Equity in Earnings of 50% or Less Owned Companies	2,160	3,183	8,054	13,432

Net Income	$75,642	$70,282	$151,907	$173,700

Basic Earnings Per Common Share	$3.75	$3.02	$7.13	$7.29
Diluted Earnings Per Common Share	$3.20	$2.66	$6.19	$6.44
Weighted Average Common Shares Outstanding:
Basic	20,183,310	23,233,961	21,292,625	23,820,547
Diluted	23,999,260	26,905,106	25,121,290	27,524,562

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Net Cash Provided by Operating Activities	$205,781	$262,134

Cash Flows from Investing Activities:
Purchases of property and equipment	(315,588)	(426,705)
Proceeds from disposition of property and equipment	98,883	305,224
Purchases of marketable securities	(212,590)	(58,454)
Proceeds from sales of marketable securities	141,886	78,306
Investments in and advances to 50% or less owned companies	(31,568)	(28,883)
Return of investments and advances from 50% or less owned companies	144	12,820
Proceeds from sale of investments in 50% or less owned companies	—	9,375
Principal payments on third party notes receivable, net	59	918
Net decrease in restricted cash	6,965	3,580
Net decrease (increase) in construction reserve funds and title XI reserve funds	139,414	(42,315)
Net decrease in escrow deposits on like-kind exchanges	7,194	6,129
Cash settlements on derivative transactions, net	7,772	3,435
Repayments on sales type leases, net	47	5,574
Business acquisitions, net of cash acquired	(6,052)	(39,327)

Net cash used in investing activities	(163,434)	(170,323)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(29,715)	(17,142)
Proceeds from issuance of long-term debt, net of offering costs	11,250	(231)
Common stock acquired for treasury	(240,047)	(158,331)
Proceeds and tax benefits from share award plans	5,183	5,418
Cash received from (dividends paid to) minority interest holders, net	1,629	(338)

Net cash used in financing activities	(251,700)	(170,624)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,809)	867

Net Decrease in Cash and Cash Equivalents	(211,162)	(77,946)
Cash and Cash Equivalents, Beginning of Period	537,305	506,966

Cash and Cash Equivalents, End of Period	$326,143	$429,020

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial information for each of the three and nine months ended September 30, 2008 and 2007 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of September 30, 2008, its results of operations for each of the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP 157-3 had no impact on the Company’s consolidated financial position or its results of operations.

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

The Company’s assets and liabilities as of September 30, 2008 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Available-for-sale marketable securities	$71,272	$1,590	$—
Commodity swap, options and future contracts, net	1,131	—	—
Forward delivery contracts, net	—	21	—
Construction reserve funds and Title XI reserve funds	265,586	—	—

LIABILITIES
Short sale of marketable securities	(61,208)	—	—
Short sale of equity options, net	(7,931)	—	—
Short sale of forward exchange contracts, net	—	(2,678)	—
Short sale of forward option and future contracts, net	(1,866)	—	—
Short sale of U.S. treasury notes and bond future and option contracts, net	(1,088)	—	—

During the third quarter, the Company determined that the fair value of one of its available-for-sale marketable securities is based on a quoted price in a market that is not active and has reclassified the security from Level 1 to Level 2.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain non-financial instruments that are similar to financial instruments, at fair value. SFAS No. 159 became effective for SEACOR on January 1, 2008 and the Company did not elect the fair value option under this standard.

3.	Business Acquisitions

Trident Acquisition. On January 2, 2008, the Company acquired all of the issued and outstanding shares of Trident Port Services, Inc. (“Trident”), providers of environmental services in northern California, for $1.3 million. The Company’s purchase price included cash consideration of $0.8 million and the assumption of a note payable of $0.5 million. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.4 million. Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million. The Company’s purchase price included $0.8 million paid in 2008 relating to working capital adjustments and settlement of tax obligations due to the selling stockholder. Consideration paid includes the settlement of certain of Rivers Edge’s outstanding debt obligations at the time of acquisition. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned by the selling stockholder. No additional consideration has been earned by the selling stockholder through September 30, 2008. The Company has performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $1.1 million. Further changes to the preliminary fair value analysis may be made as the valuations of assets and liabilities are finalized and additional information becomes available, primarily related to the fair value of acquired identifiable intangible assets and income tax obligations.

ACI Acquisition. On September 30, 2007, the Company acquired all of the issued and outstanding shares of AC Industrial Services Corporation (“ACI”), providers of environmental services in northern California, for $1.3 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.6 million. The fair value analysis of assets and liabilities acquired was finalized in September 2008.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States, for $10.5 million. The final purchase price is subject to certain working capital adjustments. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2008, the Company paid $2.5 million of additional consideration in accordance with the acquisition agreement. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $9.4 million. The fair value analysis of assets and liabilities acquired was finalized in September 2008.

Link Acquisition. On September 7, 2007, the Company also acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom, for £2.2 million ($4.5 million). Consideration paid included the settlement of Link’s outstanding debt obligations at the time of the acquisition. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. No additional consideration has been deemed distributable through September 30, 2008. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.3 million ($2.6 million). The fair value analysis of assets and liabilities acquired was finalized in September 2008.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The Company’s purchase price included cash consideration of $9.0 million and a note payable of $3.5 million. The selling stockholder of RMA has the opportunity to receive additional consideration of $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2008, the Company paid $1.6 million of additional consideration in accordance with the acquisition agreement.

NRCES Acquisition. On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services, Inc. (“NRCES”) (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41.0 million based upon certain performance measures over a period from the date of the acquisition through December 31, 2008, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2008, the Company paid $0.4 million of additional consideration in accordance with the acquisition agreement.

Purchase Price Allocation. The following table summarizes the allocation of the purchase prices for the above acquisitions during the nine months ended September 30, 2008 (in thousands):

Trade and other receivables	$4
Property and Equipment	863
Goodwill	1,426
Intangible Assets	3,386
Accounts payable and other current liabilities	2,063
Long-Term Debt	(504)
Deferred Income Taxes	(1,186)

Purchase price	$6,052

4.	Equipment Acquisitions, Dispositions and Depreciation Policy

During the nine months ended September 30, 2008, capital expenditures were $315.6 million. Equipment deliveries during the period included seven offshore marine vessels, 15 inland river dry cargo barges, four inland river towboats, 17 helicopters, three ocean liquid tank barges and four harbor tugs. One offshore marine vessel scheduled for delivery during the three months ended June 30, 2008 has been delayed for an undetermined length of time due to damage sustained in a fire while under construction in a shipyard.

During the nine months ended September 30, 2008, the Company sold 13 offshore marine vessels, one offshore marine construction contract, 21 inland river dry cargo barges, six inland river liquid tank barges, seven helicopters, three helicopter construction contracts, one harbor tug and other equipment for an aggregate consideration of $98.9 million and recognized net gains of $51.3 million.

Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets which have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.

As of September 30, 2008, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

5.	Investments at Equity and Receivables from 50% or Less Owned Companies

Seaspraie. During the three months ended September 30, 2008, the Company recorded a $1.3 million loss, net of tax, primarily resulting from an impairment charge recognized by the Seaspraie joint venture on prime broker exposure.

Dart. On July 22, 2008, the Company purchased a 49% interest in DART Helicopter Services LLC, an international sales, marketing and manufacturing organization focusing on after market helicopter accessories, for $21.0 million.

6.	Construction Reserve Funds

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

As of September 30, 2008, construction reserve funds of $247.8 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the nine months ended September 30, 2008, construction reserve fund account transactions included withdrawals of $183.3 million and deposits of $43.7 million.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of September 30, 2008 consisted primarily of offshore marine vessels, helicopters, inland river barges and inland river towboats and totaled $276.2 million, of which $114.2 million is payable during the remainder of 2008 and the balance payable through 2010. Of the total unfunded capital commitments, $35.1 million may be terminated without further liability other than the payment of liquidated damages of $3.4 million in the aggregate.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures and has issued a performance guarantee on behalf of one of its joint ventures. As of September 30, 2008, the total amount guaranteed by the Company was $23.7 million. Additionally, as of September 30, 2008, the Company had an uncalled capital commitment to one of its joint ventures for $3.2 million.

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or its results of operations.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

Marine Transportation Services (“MTS”) had two of its tankers retro-fitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard (“USCG”), which administers the U.S. build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retro-fit work in the foreign shipyard in reliance upon the NVDC’s determination. MTS believes the NVDC’s determination was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia (“Court”), Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the NVDC’s determination and direct the USCG to revoke the coastwise license of one of the two retro-fitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending the NVDC’s determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment filed by the Shipbuilders, setting aside the NVDC’s determination, and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement for the Seabulk Trader. MTS filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit and a motion requesting the Court to stay its judgment pending appeal. The Court entered an order temporarily staying its judgment pending appeal and, on August 18, 2008, issued an order expressing its intention to revise its Memorandum Opinion by deleting the instruction to the NVDC to revoke the Seabulk Trader’s coastwise endorsement and remanding the matter to the USCG with a direction to complete its proceedings reevaluating its prior determination in accordance with the Court’s revised order within 90 days. On August 20, 2008, MTS and the Coast Guard filed with the court of appeals a motion to remand and suspend the briefing schedule and moved for an order remanding the case to the Court to permit the Court to amend its Memorandum Opinion in accordance with its August 18, 2008 order. On October 23, 2008, the court of appeals denied the motion to remand. Consequently, the court of appeals will review the district court’s decision on appeal, and MTS will ask the Court to make permanent the order staying its judgment pending appeal. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retro-fitted tanker, the Seabulk Challenge. As it did in the SB Trader Litigation, MTS intends to intervene in the SB Challenge Litigation. The loss of coastwise eligibility for its two retro-fitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $61.8 million as of September 30, 2008 and such tankers contributed operating revenues of $20.4 million during the nine months ended September 30, 2008.

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

8.	Long-Term Debt and Capital Lease Obligations

As of September 30, 2008, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $447.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $38.7 million with various expiration dates through 2010. Subsequent to September 30, 2008, the Company made two draws on its revolving credit facility totaling $75.0 million.

In April and May 2008, the Company committed to purchase two leased-in offshore marine vessels at the end of their lease terms in September and October 2008, respectively. The leases had previously been considered operating leases but were determined to be capital leases upon commitment to purchase the vessels. During the three months ended September 30, 2008, the first lease obligation was settled as scheduled. As of September 30, 2008, the capital lease obligation related to the remaining vessel was $14.3 million and is included in current portion of capital lease obligations in the accompanying condensed consolidated balance sheets.

9.	Stock and Debt Repurchases

During the nine months ended September 30, 2008, the Company acquired for treasury 2,824,317 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for an aggregate purchase price of $240.0 million. From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024. On April 23, June 4 and September 10, 2008, SEACOR’s Board of Directors increased such repurchase authority by $70.9 million, $75.5 million and $117.7 million, respectively, to a total authorized expenditure on each occasion of up to $150.0 million. As of September 30, 2008, $149.2 million of the repurchase authority granted by SEACOR’s Board of Directors remained available. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, and the 9.5% senior notes of Seabulk due 2013. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. Subsequent to September 30, 2008, the Company repurchased $51.2 million, principal amount, of its 7.2% Senior Notes due 2009 and $0.5 million, principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $51.6 million.

10.	Earnings Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. For the three and nine months ended September 30, 2008, diluted earnings per common share excluded 648,449 and 571,501, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and nine months ended September 30, 2007, diluted earnings per common share excluded 314,180 and 277,395, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2008
Basic Earnings Per Common Share	$75,642	20,183	$3.75	$151,907	21,292	$7.13
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	398		—	411
Convertible Securities	1,213	3,418		3,639	3,418

Diluted Earnings Per Common Share	$76,855	23,999	$3.20	$155,546	25,121	$6.19

2007
Basic Earnings Per Common Share	$70,282	23,234	$3.02	$173,700	23,821	$7.29
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	253		—	286
Convertible Securities	1,213	3,418		3,639	3,418

Diluted Earnings Per Common Share	$71,495	26,905	$2.66	$177,339	27,525	$6.44

11.	Comprehensive Income

For the three months ended September 30, 2008 and 2007, total comprehensive income was $71.2 million and $69.3 million, respectively. For the nine months ended September 30, 2008 and 2007, total comprehensive income was $144.7 million and $174.1 million, respectively. Other comprehensive income (loss) consisted of gains and losses from foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities.

12.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the nine months ended September 30, 2008:

Director stock awards granted	3,750

Employee Stock Purchase Plan (“ESPP”) shares issued	31,703

Restricted stock awards granted	136,190

Restricted stock awards cancelled	190

Shares released from Deferred Compensation Plan	1,207

Restricted Stock Unit (“RSU”) Activities:
RSU’s outstanding at December 31, 2007	1,820
Granted	—
Converted to shares and contributed to Deferred Compensation Plan	(375)

RSU’s outstanding at September 30, 2008	1,445

Stock Option Activities:
Options outstanding at December 31, 2007	1,017,031
Granted	158,476
Exercised	(52,121)
Cancelled	—

Options outstanding at September 30, 2008	1,123,386

Shares available for future grants and ESPP purchases at September 30, 2008	772,748

13.	New Accounting Pronouncements

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

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, deferring the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company is evaluating the impact, if any, the adoption would have on the Company’s consolidated financial position or its results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure for derivative instruments and hedging activities about how and why an entity uses derivative instruments and hedges and how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has not yet determined what impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial position or its results of operations.

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

Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, the Company’s Commodity Trading segment exceeded certain quantitative thresholds and is presented below as a reportable segment. All prior period information has been restated to conform to the current period’s segment presentation.

The following tables summarize the operating results and assets of the Company’s reportable segments. Certain reclassifications of prior period information have been made to conform to the current period’s segment presentation.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate And Eliminations $’000	Total $’000
For the Three Months Ended September 30, 2008
Operating Revenues:
External customers	195,591	27,535	34,869	73,455	42,155	44,290	19,713	—	437,608
Intersegment	1,320	—	1,648	28	22	—	86	(3,104)	—

	196,911	27,535	36,517	73,483	42,177	44,290	19,799	(3,104)	437,608

Costs and Expenses:
Operating	97,790	22,391	23,079	49,991	29,904	37,746	11,941	(2,968)	269,874
Administrative and general	14,473	1,486	1,800	5,174	5,924	1,358	2,688	8,584	41,487
Depreciation and amortization	13,689	7,997	4,146	9,571	2,033	—	1,887	275	39,598

	125,952	31,874	29,025	64,736	37,861	39,104	16,516	5,891	350,959

Gains on Asset Dispositions and Impairments, Net	13,516	—	4,073	1,307	—	—	1,178	—	20,074

Operating Income (Loss)	84,475	(4,339)	11,565	10,054	4,316	5,186	4,461	(8,995)	106,723

Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	178		(8,608)	(8,430)
Foreign currency gains (losses), net	(747)	(18)	—	587	(478)	8	(143)	(5,892)	(6,683)
Other, net	1	—	2	—	—	1		(93)	(89)
Equity in Earnings (Losses) of 50% or Less Owned Companies	2,876	—	(1,413)	312	238	77	70	—	2,160

Segment Profit (Loss)	86,605	(4,357)	10,154	10,953	4,076	5,450	4,388

Other Income (Expense) not included in Segment Profit (Loss)									25,875
Less Equity Earnings included in Segment Profit (Loss)									(2,160)

Income Before Taxes, Minority Interest and Equity Earnings									117,396

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the Nine Months Ended September 30, 2008
Operating Revenues:
External customers	520,269	85,252	97,712	191,042	122,588	128,383	55,784	—	1,201,030
Intersegment	2,503	—	2,272	28	82	—	305	(5,190)	—

	522,772	85,252	99,984	191,070	122,670	128,383	56,089	(5,190)	1,201,030

Costs and Expenses:
Operating	296,659	55,372	61,115	136,559	87,073	111,480	36,009	(5,049)	779,218
Administrative and general	43,078	4,531	5,839	14,698	20,056	3,729	7,190	26,466	125,587
Depreciation and amortization	41,488	24,016	12,142	26,032	4,892	—	5,810	746	115,126

	381,225	83,919	79,096	177,289	112,021	115,209	49,009	22,163	1,019,931

Gains (Losses) on Asset Dispositions and Impairments, Net	35,006	3,629	6,256	4,909	119	—	1,336	(1)	51,254

Operating Income (Loss)	176,553	4,962	27,144	18,690	10,768	13,174	8,416	(27,354)	232,353

Other Income (Expense):
Derivative gains (losses), net	—	—	—	1,352	—	(414)	15	(10,029)	(9,076)
Foreign currency gains (losses), net	(791)	9	—	78	(497)	9	(154)	(2,123)	(3,469)
Other, net	1	—	2	39	—	5	3	187	237
Equity in Earnings (Losses) of 50% or Less Owned Companies	8,101	—	(964)	313	510	77	17	—	8,054

Segment Profit	183,864	4,971	26,182	20,472	10,781	12,851	8,297

Other Income (Expense) not included in Segment Profit									9,201
Less Equity Earnings included in Segment Profit									(8,054)

Income Before Taxes, Minority Interest and Equity Earnings									229,246

As of September 30, 2008
Property and Equipment	820,641	404,144	254,150	451,883	33,561	—	142,061	4,043	2,110,483
Investments, at Equity, and Receivables from 50% or Less Owned Companies	26,613	—	72,985	29,308	1,942	2,083	10,259	—	143,190
Goodwill	21,421	178	1,493	352	33,841	—	4,116	—	61,401
Intangible Assets	13,273	2,811	1,933	—	10,917	—	773	—	29,707
Other current and long-term assets, excluding cash and near cash assets(1)	180,844	11,118	45,752	80,817	50,874	21,713	28,526	34,751	454,395

Segment Assets	1,062,792	418,251	376,313	562,360	131,135	23,796	185,735

Cash and near cash assets(1)									688,250

Total Assets									3,487,426

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, available-for-sale marketable securities, construction reserve funds and Title IX reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate And Eliminations $’000	Total $’000
For the Three Months Ended September 30, 2007
Operating Revenues:
External customers	179,470	27,730	32,656	62,449	42,264	3,058	12,296	—	359,923
Intersegment	148	—	—	—	23	—	55	(226)	—

	179,618	27,730	32,656	62,449	42,287	3,058	12,351	(226)	359,923

Costs and Expenses:
Operating	95,345	19,207	16,234	41,647	30,316	2,646	8,797	(200)	213,992
Administrative and general	13,137	1,150	1,753	4,590	5,931	287	1,815	8,220	36,883
Depreciation and amortization	14,069	9,536	4,256	7,015	1,096	—	1,264	207	37,443

	122,551	29,893	22,243	53,252	37,343	2,933	11,876	8,227	288,318

Gains on Asset Dispositions and Impairments, Net	13,222	—	1,592	4,304	75	—	367	—	19,560

Operating Income (Loss)	70,289	(2,163)	12,005	13,501	5,019	125	842	(8,453)	91,165

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(1,292)	—	(52)	(119)	6,684	5,221
Foreign currency gains (losses), net	(5)	12	—	33	(69)	—	1	344	316
Other, net	4	—	—	86	1	—	—	(807)	(716)
Equity in Earnings (Losses) of 50% or Less Owned Companies	959	—	2,022	130	(17)	—	89	—	3,183

Segment Profit (Loss)	71,247	(2,151)	14,027	12,458	4,934	73	813

Other Income (Expense) not included in Segment Profit (Loss)									12,379
Less Equity Earnings included in Segment Profit (Loss)									(3,183)

Income Before Taxes, Minority Interest and Equity Earnings									108,365

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate And Eliminations $’000	Total $’000
For the Nine Months Ended September 30, 2007
Operating Revenues:
External customers	521,628	84,210	87,398	163,743	99,546	3,262	36,353	—	996,140
Intersegment	360	—	—	—	1,401	—	218	(1,979)	—

	521,988	84,210	87,398	163,743	100,947	3,262	36,571	(1,979)	996,140

Costs and Expenses:
Operating	276,940	62,921	41,595	119,084	74,674	2,829	25,368	(1,943)	601,468
Administrative and general	38,053	3,572	4,731	13,550	15,555	490	6,003	23,266	105,220
Depreciation and amortization	45,108	29,484	12,087	19,695	3,105	—	3,792	1,102	114,373

	360,101	95,977	58,413	152,329	93,334	3,319	35,163	22,425	821,061

Gains (Losses) on Asset Dispositions and Impairments, Net	60,062	—	7,836	6,036	(74)	—	397	—	74,257

Operating Income (Loss)	221,949	(11,767)	36,821	17,450	7,539	(57)	1,805	(24,404)	249,336

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(1,926)	—	(214)	(268)	7,505	5,097
Foreign currency gains (losses), net	(1,077)	21	—	32	9	—	—	1,201	186
Other, net	5	—	136	560	—	—	118	(939)	(120)
Equity in Earnings (Losses) of 50% or Less Owned Companies	7,840	—	5,302	163	130	—	(3)	—	13,432

Segment Profit (Loss)	228,717	(11,746)	42,259	16,279	7,678	(271)	1,652

Other Income (Expense) not included in Segment Profit (Loss)									(3,435)
Less Equity Earnings included in Segment Profit (Loss)									(13,432)

Income Before Taxes, Minority Interest and Equity Earnings									251,064

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the unprecedented decline in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsement for the Seabulk Trader and Seabulk Challenge, retro-fitted double-hull tankers, if the Company is unsuccessful in defending litigation seeking the revocation of their coastwise charters, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporations’ Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which is incorporated by reference.

Results of Operations

The Company’s operations are divided into six main business segments – Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services and Commodity Trading. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and asset leasing activities.

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2008, as compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2007. See “Item 1. Financial Statements – Note 14. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’08/’07
	2008		2007		2008		2007		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	93,892	48	84,139	47	243,361	47	259,392	50

Africa, primarily West Africa	29,091	15	42,870	24	91,889	18	128,158	24
United Kingdom, primarily North Sea	19,348	10	19,487	11	57,691	11	53,269	10
Middle East	24,318	12	13,625	7	62,730	12	36,317	7
Asia	10,383	5	7,035	4	23,384	4	21,286	4
Mexico, Central and South America	19,879	10	12,462	7	43,717	8	23,566	5

Total Foreign	103,019	52	95,479	53	279,411	53	262,596	50

	196,911	100	179,618	100	522,772	100	521,988	100	10	—

Costs and Expenses:
Operating	97,790	50	95,345	53	296,659	57	276,940	53
Administrative and general	14,473	7	13,137	7	43,078	8	38,053	7
Depreciation and amortization	13,689	7	14,069	8	41,488	8	45,108	9

	125,952	64	122,551	68	381,225	73	360,101	69

Gains on Asset Dispositions	13,516	7	13,222	7	35,006	7	60,062	11

Operating Income	84,475	43	70,289	39	176,553	34	221,949	42	20	(20)

Other Income (Expense):
Foreign currency losses, net	(747)	—	(5)	—	(791)	—	(1,077)	—
Other, net	1	—	4	—	1	—	5	—
Equity in Earnings of 50% or Less Owned Companies	2,876	1	959	1	8,101	2	7,840	2

Segment Profit	86,605	44	71,247	40	183,864	36	228,717	44	22	(20)

Operating Revenues. Operating revenues increased by $17.3 million in the Current Year Quarter compared with the Prior Year Quarter and by $0.8 million in the Current Nine Months compared with the Prior Nine Months. In the Current Year Quarter, overall average day rates increased by 12%, overall utilization improved by 4% and days available for charter were 11% lower due to net fleet dispositions. In the Current Nine Months, overall average day rates increased by 10%, overall utilization was flat and days available for charter were 11% lower due to net fleet dispositions. The improvements in average day rates contributed additional operating revenues of $17.7 million in the Current Year Quarter and $31.3 million in the Current Nine Months. Net fleet dispositions, changes in fleet utilization, the impact of vessels mobilizing between geographic regions and other changes in fleet mix reduced operating revenues by $6.2 million in the Current Year Quarter and by $43.5 million in the Current Nine Months. Movements in foreign currency exchange rates reduced operating revenues by $1.1 million in the Current Year Quarter and by $1.0 million in the Current Nine Months. In addition, operating revenues from other marine services, primarily brokered vessel activity and bareboat charters, increased by $6.9 million in the Current Year Quarter and by $14.0 million in the Current Nine Months.

In the U.S. Gulf of Mexico, operating revenues in the Current Year Quarter were higher compared with the Prior Year Quarter primarily due to an increase in overall utilization and higher average day rates as a result of more rig moving activity. Operating revenues were lower in the Current Nine Months compared with the Prior Nine Months primarily as a result of the now concluded regulatory drydocking, major repair and upgrade program of the Company’s large U.S.-flag AHTS vessels, which resulted in 281 days of out-of-service time in the Current Nine Months compared with 81 days in the Prior Nine Months. In Mexico, Central and South America and the Middle East, operating revenues were higher primarily due to vessels mobilizing from other geographic regions. Operating revenues decreased in West Africa primarily as a result of net fleet dispositions.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Operating income in the Current Year Quarter included $13.5 million of gains on asset dispositions compared with $13.2 million in the Prior Year Quarter. Excluding the impact of these gains, operating income increased by $13.9 million primarily due to the increase in operating revenues as discussed above. Operating expenses increased by $2.4 million primarily due to higher time charter-in expenses for brokered vessels, higher maintenance and repair costs offset by lower bareboat charter-in expenses and third party management fees. In addition, administrative and general expenses increased by $1.3 million primarily due to the recognition of international staff severance payments and costs related to hurricane disruption in the U.S. Gulf of Mexico.

Operating Income – Current Nine Months compared with Prior Nine Months. Operating income in the Current Nine Months included $35.0 million of gains on asset dispositions compared with $60.1 million in the Prior Nine Months. Excluding the impact of these gains, operating income decreased by $20.3 million. Operating expenses increased by $19.7 million primarily due to higher time charter-in expenses for brokered vessels, higher drydocking costs, higher mobilization costs and higher wage and benefit costs partially offset by lower bareboat charter-in expenses and third party management fees. Administrative and general expenses increased by $5.0 million primarily due to the recognition of international staff severance payments. In addition, depreciation decreased by $3.6 million primarily due to net fleet reductions.

Equity in Earnings of 50% or Less Owned Companies. Equity earnings increased by $1.9 million in the Current Year Quarter compared with the Prior Year Quarter and by $0.3 million in the Current Nine Months compared with the Prior Nine Months. The increase in equity earnings was primarily due to an overall improvement in the operating results for Offshore Marine Services’ joint ventures partially offset in the Current Nine Months by a reduction in gains on dispositions. In February 2008, Offshore Marine Services recognized a gain of $1.9 million, net of tax, relating to the sale of a vessel owned by its Norwegian joint venture. In March 2007, Offshore Marine Services recognized a gain of $4.1 million, net of tax, relating to the sale of its interest in an Egyptian joint venture.

Fleet Count. The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Anchor handling towing supply	17	1	1	1	20
Crew	51	2	23	1	77
Mini-supply	14	—	5	—	19
Standby safety	23	1	—	5	29
Supply	12	—	9	6	27
Towing supply	10	3	2	—	15
Specialty(2)	7	3	—	—	10

	134	10	40	13	197

2007
Anchor handling towing supply	16	2	1	2	21
Crew	55	2	23	—	80
Mini-supply	16	—	5	1	22
Standby safety	22	1	—	5	28
Supply	11	—	11	2	24
Towing supply	20	7	2	1	30
Specialty(2)	10	2	—	—	12

	150	14	42	11	217

(1)	Excludes one supply boat removed from service as of September 30, 2008.

(2)	Previously referred to as “Other” and includes anchor handling tugs, lift boats and accommodation, line handling and other vessels.

Operating Data. The table below sets forth the average rates per day worked, utilization and available days data for each group of Offshore Marine Services’ vessels operating under time charters for the periods indicated. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked to total calendar days available for work. Available days represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Rates Per Day Worked:
Anchor handling towing supply	$45,800	$33,970	$39,701	$31,840
Crew	7,080	6,699	6,822	6,534
Mini-supply	6,859	6,205	6,916	6,467
Standby safety	10,040	10,440	10,153	9,904
Supply	17,917	13,396	16,539	13,188
Towing supply	11,135	13,010	10,636	11,405
Specialty (1)	11,864	11,378	11,871	10,719
Overall Average Rates Per Day Worked	$13,161	$11,769	$12,394	$11,304
Utilization:
Anchor handling towing supply	85%	89%	79%	90%
Crew	87%	80%	78%	79%
Mini-supply	80%	68%	69%	67%
Standby safety	90%	91%	89%	91%
Supply	90%	92%	89%	89%
Towing supply	95%	90%	90%	87%
Specialty (1)	89%	86%	91%	82%
Overall Fleet Utilization	88%	84%	82%	82%
Available Days:
Anchor handling towing supply	1,547	1,638	4,712	5,158
Crew	6,348	6,817	19,392	21,044
Mini-supply	1,748	1,937	5,363	5,926
Standby safety	2,116	2,021	6,302	5,822
Supply	1,942	2,032	6,164	6,285
Towing supply	1,152	1,996	3,705	6,839
Specialty (1)	617	920	2,384	2,903

Overall Fleet Available Days	15,470	17,361	48,022	53,977

(1)	Previously referred to as “Other” and includes anchor handling tugs, lift boats and accommodation, line handling and other vessels.

Marine Transportation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’08/’07
	2008		2007		2008		2007		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	27,535	100	27,730	100	85,252	100	84,210	100	(1)	1

Costs and Expenses:
Operating	22,391	82	19,207	70	55,372	65	62,921	75
Administrative and general	1,486	5	1,150	4	4,531	5	3,572	4
Depreciation and amortization	7,997	29	9,536	34	24,016	28	29,484	35

	31,874	116	29,893	108	83,919	98	95,977	114

Gains on Asset Dispositions	—	—	—	—	3,629	4	—	—

Operating Income (Loss)	(4,339)	(16)	(2,163)	(8)	4,962	6	(11,767)	(14)	(100)	142

Other Income (Expense):
Foreign currency gains (losses), net	(18)	—	12	—	9	—	21	—

Segment Profit (Loss)	(4,357)	(16)	(2,151)	(8)	4,971	6	(11,746)	(14)	(103)	142

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues decreased by $0.2 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues were higher in the Current Year Quarter for the Seabulk Challenge, which was out-of-service for all of the Prior Year Quarter while undergoing a retro-fit to a double-hull configuration, and for the Brenton Reef, which was out-of-service for 25 days in the Prior Year Quarter while undergoing repairs. In addition, the Seabulk Energy’s day rate was higher in the Current Year Quarter compared with the Prior Year Quarter. These increases in operating revenues were partially offset by the sale and subsequent scrapping of the Seabulk Power, out-of-service time in the Current Year Quarter for the Seabulk Arctic and Seabulk Pride while undergoing regulatory dockings and lower cargo volumes in the Current Year Quarter for the Seabulk America, which operates under a contract of affreightment. During September 2008, the Brenton Reef’s contract status changed from a time charter to a multi-year bareboat charter.

Operating Revenues – Current Nine Months compared with Prior Nine Months. Operating revenues increased by $1.0 million in the Current Nine Months compared with the Prior Nine Months. The increase was primarily due to out-of-service time in the Prior Nine Months for the Seabulk Trader and Seabulk Challenge while undergoing retro-fit and the Brenton Reef while undergoing repairs. In addition, the Seabulk Energy’s day rate was higher in the Current Nine Months compared with the Prior Nine Months. These increases in operating revenues were partially offset by the sale and subsequent scrapping of the Seabulk Power in January 2008 and the Seabulk Magnachem in March 2008, out-of-service time in the Current Nine Months for the Seabulk Arctic and Seabulk Pride while undergoing regulatory drydockings, lower cargo volumes for the Seabulk America and a change in contract status for the Seabulk Mariner from time charter to a multi-year bareboat charter in March 2007.

Operating Income (Loss) – Current Year Quarter compared with Prior Year Quarter. Operating loss increased by $2.2 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher costs and expenses. Regulatory drydocking expenses were higher and fuel costs increased due to an additional vessel operating in the spot market. The increases in operating expenses were partially offset by a reduction in depreciation charges as a result of the sale of the Seabulk Power and the extension of the retro-fitted tankers useful lives.

Operating Income (Loss) – Current Nine Months compared with Prior Nine Months. Operating income increased by $16.7 million in the Current Nine Months compared with the Prior Nine Months due to the improvements in operating revenues noted above and lower costs and expenses. Operating expenses were lower primarily due to the sale and subsequent scrapping of the Seabulk Power and Seabulk Magnachem and the conversion of the Seabulk Mariner from time charter to a multi-year bareboat charter partially offset by higher fuel costs for vessels operating in the spot market. In addition, depreciation charges were lower as a result of the sale of the Seabulk Power and the extension of the retro-fitted tankers useful lives. Operating income in the Current Nine Months included $3.6 million in gains on asset dispositions.

Fleet Count. As of September 30, 2008 and 2007, Marine Transportation Services owned eight and ten U.S.-flag product tankers, respectively, operating in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	36,517	100	32,656	100	99,984	100	87,398	100	12	14

Costs and Expenses:
Operating	23,079	63	16,234	50	61,115	61	41,595	48
Administrative and general	1,800	5	1,753	5	5,839	6	4,731	5
Depreciation and amortization	4,146	11	4,256	13	12,142	12	12,087	14

	29,025	79	22,243	68	79,096	79	58,413	67

Gains on Asset Dispositions	4,073	11	1,592	5	6,256	6	7,836	9

Operating Income	11,565	32	12,005	37	27,144	27	36,821	42	(4)	(26)

Other Income (Expense):
Other, net	2	—	—	—	2	—	136	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(1,413)	(4)	2,022	6	(964)	(1)	5,302	6

Segment Profit	10,154	28	14,027	43	26,182	26	42,259	48	(28)	(38)

Operating Revenues. Operating revenues increased by $3.9 million in the Current Year Quarter compared with the Prior Year Quarter and by $12.6 million in the Current Nine Months compared with the Prior Nine Months. The increases were primarily due to higher rates for all classes of equipment employed, more dry cargo barges operating on voyage affreightment contracts rather than long-term charter arrangements and higher demurrage revenues. These increases were partially offset by lower operating revenues resulting from net fleet reductions following the sale of equipment to joint ventures and third parties. In addition, operating revenues in the Current Nine Months were positively impacted due to the March 2007 acquisition of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as “Waxler”).

Operating Income. Operating income in the Current Year Quarter and Current Nine Months included $4.1 million and $6.3 million, respectively, of gains on asset dispositions compared with $1.6 million and $7.8 million in the Prior Year Quarter and Prior Nine Months, respectively. Excluding the impact of these gains, operating income decreased by $2.9 million in the Current Year Quarter compared with the Prior Year Quarter and by $8.1 million in the Current Nine Months compared with the Prior Nine Months. Operating expenses increased due to higher fuel, towing, fleeting and switching costs, higher operating costs on dry cargo barges moving to voyage affreightment contracts, and higher repair and maintenance costs. These cost increases were partially offset by the improvements in operating revenues noted above.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Equity earnings decreased by $3.4 million in the Current Year Quarter and $6.3 million Current Nine Months compared with the Prior Year Quarter and Prior Nine Months primarily due to losses from securities and futures trading. In addition, the Company recognized a $1.3 million loss, net of tax, in the Current Year Quarter primarily resulting from an impairment charge on prime broker exposure.

Fleet Count. The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Inland river dry cargo barges-open	213	117	5	3	338
Inland river dry cargo barges-covered	389	131	2	121	643
Inland river liquid tank barges	43	30	2	—	75
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	4	—	—	21

	688	282	9	124	1,103

2007
Inland river dry cargo barges-open	276	81	5	10	372
Inland river dry cargo barges-covered	448	125	2	143	718
Inland river liquid tank barges	53	22	2	—	77
Inland river deck barges	25	—	—	—	25
Inland river towboats	14	3	—	—	17

	816	231	9	153	1,209

Aviation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	67,065	91	57,995	93	173,208	91	152,367	93
Foreign	6,418	9	4,454	7	17,862	9	11,376	7

	73,483	100	62,449	100	191,070	100	163,743	100	18	17

Costs and Expenses:
Operating	49,991	68	41,647	67	136,559	71	119,084	73
Administrative and general	5,174	7	4,590	7	14,698	8	13,550	8
Depreciation and amortization	9,571	13	7,015	11	26,032	14	19,695	12

	64,736	88	53,252	85	177,289	93	152,329	93

Gains on Asset Dispositions	1,307	2	4,304	7	4,909	3	6,036	4

Operating Income	10,054	14	13,501	22	18,690	10	17,450	11	(26)	7

Other Income (Expense):
Derivative gains, net	—	—	—	—	1,352	1	—	—
Foreign currency gains, net	587	1	33	—	78	—	32	—
Other, net	—	—	86	—	39	—	560	—
Equity in Earnings of 50% or Less Owned Companies	312	—	130	—	313	—	163	—

Segment Profit	10,953	15	13,750	22	20,472	11	18,205	11	(20)	12

Operating Revenues. Operating revenues increased by $11.0 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $27.3 million in the Current Nine Months compared with the Prior Nine Months. Operating revenues in the U.S. Gulf of Mexico increased due to additional contracts, a higher fuel surcharge resulting from increased fuel costs, generally better rates with new equipment and additional activity as a result of Hurricanes Gustav and Ike. International operating revenues increased as additional helicopters were placed on long-term leases and short-term contracts outside of the United States. In addition, operating revenues in Alaska increased due to improved fuel sales volume at the fixed-base operation and overall higher fuel prices. The air medical services business had improved results in the Current Nine Months due to additional contracts and certain rate increases.

Operating Income. Operating income in the Current Year Quarter and the Current Nine Months included $1.3 million and $4.9 million, respectively, of gains on asset dispositions compared with gains of $4.3 million and $6.0 million in the Prior Year Quarter and Prior Nine Months, respectively. Excluding the impact of these gains, operating income decreased by $0.5 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $2.4 million in the Current Nine Months compared with the Prior Nine Months. The improvements in operating revenues were impacted by higher operating expenses resulting from the increased operating activity described above, higher depreciation charges as a result of net aircraft additions and higher repair costs due to the timing of component and fleet repair and maintenance. In addition, operating income in the Current Year Quarter was impacted by costs related to hurricane disruption in the U.S. Gulf of Mexico.

Fleet Count. The composition of Aviation Services’ fleet as of September 30 was as follows:

	Owned (1)	Joint Ventured	Leased-in	Managed	Total
2008
Light helicopters – single engine	50	6	6	—	62
Light helicopters – twin engine	33	—	6	14	53
Medium helicopters	48	—	3	7	58
Heavy helicopters	6	—	—	—	6

	137	6	15	21	179

2007
Light helicopters – single engine	49	4	12	—	65
Light helicopters – twin engine	29	—	9	15	53
Medium helicopters	43	—	3	6	52
Heavy helicopters	3	—	—	—	3

	124	4	24	21	173

(1)	Excludes one and four helicopters removed from service as of September 30, 2008 and 2007, respectively.

Environmental Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	34,075	81	29,829	71	95,955	78	73,586	73
Foreign	8,102	19	12,458	29	26,715	22	27,361	27

	42,177	100	42,287	100	122,670	100	100,947	100	—	22

Costs and Expenses:
Operating	29,904	71	30,316	72	87,073	71	74,674	74
Administrative and general	5,924	14	5,931	14	20,056	16	15,555	15
Depreciation and amortization	2,033	5	1,096	2	4,892	4	3,105	3

	37,861	90	37,343	88	112,021	91	93,334	92

Gains (Losses) on Asset Dispositions	—	—	75	—	119	—	(74)	—

Operating Income	4,316	10	5,019	12	10,768	9	7,539	8	(14)	43

Other Income (Expense):
Foreign currency gains (losses), net	(478)	(1)	(69)	—	(497)	—	9	—
Other, net	—	—	1	—	—	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	238	1	(17)	—	510	—	130	—

Segment Profit	4,076	10	4,934	12	10,781	9	7,678	8	(17)	40

Operating Revenues – Current Year Quarter compared to the Prior Year Quarter. Operating revenues decreased $0.1 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower operating revenues from response services offset by higher operating revenues from project management and retainer services. Spill response revenues were lower primarily due to a significant oil spill response event in Puerto Rico in the Prior Year Quarter. The increase in project management revenues was primarily due to acquisitions and the expansion of services domestically. Retainer services revenues were higher primarily due to new contracts with major domestic oil companies.

Operating Revenues – Current Nine Months compared to the Prior Nine Months. Operating revenues increased $21.7 million in the Current Nine Months compared to the Prior Nine Months due to increased revenues from project management, response, retainer and professional services. Response activities included significant events in Tulsa and Louisiana in the Current Nine Months and in Puerto Rico in the Prior Nine Months. Operating revenues from project management and retainer services were higher in the Current Nine Months for the reasons described above in the Current Year Quarter. The increase in professional services revenues was primarily due to a full nine months of operations for acquisitions made in the Prior Nine Months.

Operating Income. Operating income decreased $0.7 million in the Current Year Quarter compared with the Prior Year Quarter and increased $3.2 million in the Current Nine Months compared with the Prior Nine Months primarily due to the activities noted in operating revenues above. Operating costs and expenses were generally in line with the changes in activity levels but were also affected by higher amortization expense related to intangible assets arising from the Company’s acquisitions.

Commodity Trading

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ‘08/’07
	2008		2007		2008		2007		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U. S.	27,549	62	3,058	100	85,323	66	3,262	100
Foreign	16,741	38	—	—	43,060	34	—	—

	44,290	100	3,058	100	128,383	100	3,262	100	1,348	3,836

Costs and Expenses:
Operating	37,746	85	2,646	87	111,480	87	2,829	87
Administrative and general	1,358	3	287	9	3,729	3	490	15

	39,104	88	2,933	96	115,209	90	3,319	102

Operating Income (Loss)	5,186	12	125	4	13,174	10	(57)	(2)	4,049	23,212

Other Income (Expense):
Derivative gains (losses), net	178	—	(52)	(2)	(414)	—	(214)	(6)
Foreign currency gains, net	8	—	—	—	9	—	—	—
Other, net	1	—	—	—	5	—	—	—
Equity in Earnings of 50% or Less Owned Companies	77	—	—	—	77	—	—	—

Segment Profit (Loss)	5,450	12	73	2	12,851	10	(271)	(8)	7,366	4,842

Operating Results. Operating revenues increased by $41.2 million in the Current Year Quarter compared with the Prior Year Quarter and by $125.1 million in the Current Nine Months compared with the Prior Nine Months. Operating income increased by $5.1 million in the Current Year Quarter compared with the Prior Year Quarter and by $13.2 million in the Current Nine Months compared with the Prior Nine Months. Operating results increased due to increased activity in renewable fuel merchandising, including logistics and transport, and the commencement of rice merchandising activities in February 2008.

Other Segment Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ‘08/’07
	2008	2007	2008	2007	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	2,986	303	7,185	1,123	885	539
Other Activities	1,332	421	1,095	532	216	106
Equity in Earnings (Losses) of 50% or Less Owned Companies	70	89	17	(3)	(21)	667

Segment Profit	4,388	813	8,297	1,652	439	402

Harbor and Offshore Towing Services. Segment profit increased in the Current Year Quarter and the Current Nine Months compared with the Prior Year Quarter and the Prior Nine Months primarily due to tariff increases and the commencement of terminal operations in St. Eustatius. The increases were partially offset by higher fuel costs and the cost of providing third-party equipment to support the start-up of the St. Eustatius terminal operation.

Corporate and Eliminations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ‘08/’07
	2008	2007	2008	2007	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(8,903)	(8,458)	(27,309)	(24,421)
Eliminations	(92)	5	(45)	17

Operating Loss	(8,995)	(8,453)	(27,354)	(24,404)	(6)	(12)

Other Income (Expense):
Derivative gains (losses), net	(8,608)	6,684	(10,029)	7,505	(229)	(233)
Foreign currency gains, net	(5,892)	344	(2,123)	1,201	(1,813)	(277)
Other, net	(93)	(807)	187	(939)	88	1,199

Corporate Expenses. Corporate expenses increased by $0.4 million in the Current Year Quarter compared with the Prior Year Quarter and by $2.9 million in the Current Nine Months compared with the Prior Nine Months primarily due to higher wage and benefit costs, including management bonus and share awards, and higher travel expenses partially offset by lower costs for professional services. In addition, corporate expenses increased in the Current Nine Months due to higher severance costs.

Derivative gains (losses), net. Derivative losses, net increased by $15.3 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $17.5 million in the Current Nine Months compared with the Prior Nine Months due to losses on foreign currency forward exchange, option and future contracts, commodity swap, option and future contracts and U.S. treasury note and bond future and option contracts partially offset by gains on equity and index options.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ‘08/’07
	2008	2007	2008	2007	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	4,329	11,274	17,178	34,954	(62)	(51)
Interest expense	(14,404)	(10,855)	(38,626)	(36,231)	(33)	(7)
Marketable security gains (losses), net	35,950	11,960	30,649	(2,158)	201	1,520

	25,875	12,379	9,201	(3,435)	109	368

Interest Income. Interest income decreased $6.9 million in the Current Year Quarter compared with the Prior Year Quarter and decreased by $17.8 million in the Current Nine Months compared with the Prior Nine Months. The decrease was primarily due to lower invested cash balances partially offset by higher interest income on the Company’s bond investments.

Interest Expense. Interest expense increased $3.5 million in the Current Year Quarter compared with the Prior Year Quarter and $2.4 million in the Current Nine Months compared with the Prior Nine Months primarily due to lower capitalized interest, higher interest expense on capital lease obligations and interest on foreign tax settlements.

Marketable security gains (losses), net. Marketable security gains, net increased $24.0 million in the Current Year Quarter compared with the Prior Year Quarter and $32.8 million in the Current Nine Months compared with the Prior Nine Months primarily resulting from realized and unrealized gains on short sales of marketable securities.

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

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2008	2007
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	205,781	262,134
Investing Activities	(163,434)	(170,323)
Financing Activities	(251,700)	(170,624)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,809)	867

Net Decrease in Cash and Cash Equivalents	(211,162)	(77,946)

Operating Activities

Cash flows provided by operating activities decreased in the Current Nine Months compared with the Prior Nine Months primarily due to unfavorable changes in working capital and reduced operating results before depreciation and gains on asset dispositions.

Investing Activities

Cash flows used in investing activities decreased in the Current Nine Months compared with the Prior Nine Months primarily due to higher withdrawals from construction reserve funds, increased proceeds from sales of marketable securities and lower purchases of property and equipment. These additional sources of cash were partially offset by lower proceeds from the sale of property and equipment and increased purchases of marketable securities.

During the Current Nine Months, capital expenditures were $315.6 million. Equipment deliveries during the period included seven offshore marine vessels, 15 inland river dry cargo barges, four inland river towboats, 17 helicopters, three ocean liquid tank barges and four harbor tugs. During the Prior Nine Months, capital expenditures were $426.7 million. Excluding equipment from business acquisitions, equipment deliveries included 13 offshore marine vessels, 40 inland river dry cargo barges, 18 inland river deck barges, 19 helicopters and three harbor tugs.

During the Current Nine Months, the Company sold thirteen offshore marine vessels, one offshore marine construction contract, 21 inland river dry cargo barges, six inland river liquid tank barges, seven helicopters, three helicopter construction contracts, one harbor tug and other equipment for an aggregate consideration of $98.9 million and recognized net gains of $51.3 million. During the Prior Nine Months, the Company sold 30 offshore marine vessels, 118 inland river dry cargo barges, three inland river liquid tank barges, one towboat, seven helicopters, construction contracts and other equipment for an aggregate consideration of $305.2 million and recognized net gains of $74.3 million.

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

As of September 30, 2008, construction reserve funds of $247.8 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Nine Months, construction reserve fund account transactions included withdrawals of $183.3 million and deposits of $43.7 million. During the Prior Nine Months, construction reserve account transactions included withdrawals of $36.6 million and deposits of $64.1 million.

The Company’s unfunded capital commitments as of September 30, 2008 consisted primarily of offshore marine vessels, harbor tugs, helicopters and inland river barges and totaled $276.2 million, of which $114.2 million is payable during the remainder of 2008, with the balance payable through 2010. Of the total unfunded capital commitments, $35.1 million may be terminated without further liability other than the payment of liquidated damages of $3.4 million in the aggregate.

During the Current Nine Months, cash used to purchase marketable security long positions was $155.6 million and cash used to cover marketable security short positions was $57.0 million. During the Prior Nine Months, cash used to purchase marketable security long positions was $17.3 million and cash used to cover marketable security short positions was $41.2 million.

During the Current Nine Months, cash received from the sale of marketable security long positions was $106.3 million and cash received upon entering into marketable security short positions was $35.6 million. During the Prior Nine Months, cash received from the sale of marketable security long positions was $31.4 million and cash received upon entering into marketable security short positions was $46.9 million.

Cash used in investing activities for business acquisitions, net of cash acquired was $6.1 million in the Current Nine Months and $39.3 million in the Prior Nine Months. Investing activities with the Company’s joint ventures used cash flows of $31.4 million in the Current Nine Months and $6.7 million in the Prior Nine Months.

Financing Activities

Cash flows used in financing activities increased in the Current Nine Months compared with the Prior Nine Months primarily due to increased repurchases of Common Stock and higher payments on long-term debt and capital lease obligations, partially offset by proceeds from the issuance of long-term debt.

During the Current Nine Months, the Company acquired for treasury 2,824,317 shares of Common Stock for an aggregate purchase price of $240.0 million. From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024. On April 23, June 4 and September 10, 2008, SEACOR’s Board of Directors increased such repurchase authority by $70.9 million, $75.5 million and $117.7 million, respectively, to a total authorized expenditure on each occasion of up to $150.0 million. As of September 30, 2008, $149.2 million of the repurchase authority granted by SEACOR’s Board of Directors remained available. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, and the 9.5% senior notes of Seabulk due 2013. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. Subsequent to September 30, 2008, the Company repurchased $51.2 million, principal amount, of its 7.2% Senior Notes due 2009 and $0.5 million, principal amount, of its 5.875% Senior Notes due 2012, for an aggregate purchase price of $51.6 million.

During the Prior Nine Months, the Company acquired for treasury 1,762,980 shares of Common Stock for an aggregate purchase price of $158.3 million.

During the Current Nine Months, the Company made principal payments on long-term debt and capital lease obligations of $29.7 million. During the Prior Nine Months, the Company made principal payments on long-term debt and capital lease obligations of $17.1 million. During the Current Nine Months, the Company received proceeds from the issuance of long-term debt of $11.3 million.

As of September 30, 2008, the Company had no outstanding borrowings under its revolving credit facility and the remaining availability under this facility was $447.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $38.7 million with various expiration dates through 2010. Subsequent to September 30, 2008, the Company made two draws on its revolving credit facility totaling $75.0 million.

Short and Long-Term Liquidity Requirements

The current economic conditions have created an unprecedented disruption in the credit markets. To date, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near-future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may use its cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

As of September 30, 2008, the Company’s long-term debt included $134.5 million, principal amount, of its 7.2% Senior Notes due September 2009. Subsequent to September 30, 2008, the Company repurchased $51.2 million, principal amount, of these notes, the balance of which the Company expects to refinance provided the credit and capital markets will be accessible on reasonable terms. If unable to refinance on reasonable terms, the Company intends to use its revolving credit facility to meet this obligation.

The Company’s long-term liquidity is dependent upon its ability to generate operating profits sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders’ investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity or off-balance sheet financing arrangements. Management will continue to closely monitor the Company’s liquidity and the credit markets.

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

Marine Transportation Services (“MTS”) had two of its tankers retro-fitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the National Vessel Documentation Center (“NVDC”) of the U.S. Coast Guard (“USCG”), which administers the U.S. build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retro-fit work in the foreign shipyard in reliance upon the NVDC’s determination. MTS believes the NVDC’s determination was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia (“Court”), Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the NVDC’s determination and direct the USCG to revoke the coastwise license of one of the two retro-fitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending the NVDC’s determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment filed by the Shipbuilders, setting aside the NVDC’s determination, and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement for the Seabulk Trader. MTS filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit and a motion requesting the Court to stay its judgment pending appeal. The Court entered an order temporarily staying its judgment pending appeal and, on August 18, 2008, issued an order expressing its intention to revise its Memorandum Opinion by deleting the instruction to the NVDC to revoke the Seabulk Trader’s coastwise endorsement and remanding the matter to the USCG with a direction to complete its proceedings reevaluating its prior determination in accordance with the Court’s revised order within 90 days. On August 20, 2008, MTS and the Coast Guard filed with the court of appeals a motion to remand and suspend the briefing schedule and moved for an order remanding the case to the Court to permit the Court to amend its Memorandum Opinion in accordance with its August 18, 2008, order. On October 23, 2008, the court of appeals denied the motion to remand. Consequently, the court of appeals will review the district court’s decision on appeal, and MTS will ask the Court to make permanent the order staying its judgment pending appeal. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against

MTS’s second retro-fitted tanker, the Seabulk Challenge. As it did in the SB Trader Litigation, MTS intends to intervene in the SB Challenge Litigation. The loss of coastwise eligibility for its two retro-fitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $61.8 million as of September 30, 2008 and such tankers contributed operating revenues of $20.4 million during the Current Nine Months.

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

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, deferring the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company is evaluating the impact, if any, the adoption would have on the Company’s consolidated financial position or its results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure for derivative instruments and hedging activities about how and why an entity uses derivative instruments and hedges and how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has not yet determined what impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial position or its results of operations.

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

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change in the Company’s exposure to market risk during the Current Nine Months, except as described below.

As of September 30, 2008, the Company held available-for-sale marketable securities with a fair value of $72.9 million, including $47.8 million in fixed income investments consisting of corporate debt securities, municipal bonds and foreign government bonds and $25.1 million in equity securities. The fair value of the fixed income securities fluctuates based on market interest rates and the creditworthiness of the issuers. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques which may include maintaining a ladder of maturities. The Company’s investments in equity securities primarily include positions in energy, marine, transportation and other related businesses. The Company reviews its investments in available-for-sale marketable securities for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other than temporary. The analysis includes a review of the type of security and probability of recovery, the financial condition and near-term prospects of the issuer, the intent and ability to retain the investments in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the period of time until anticipated recovery, and the period of time that a decline in value has existed. Based on the Company’s review, accumulated other comprehensive losses of $3.0 million, net of tax, relating to its long positions are deemed temporary and no impairment has been recognized. Additionally, the Company disposes of these investments when it judges the risk profile to be too high or when it believes that the investments have reached an attractive valuation. As of September 30, 2008, a 10% decline in the value of available-for-sale marketable securities would reduce other comprehensive income by $4.7 million, net of tax.

As of September 30, 2008, the Company held positions in short sales of marketable securities with a fair value of $61.2 million. The Company’s short sales of marketable securities primarily include positions in energy, marine, transportation and other related businesses. As of September 30, 2008, a 10% increase in the value of the securities underlying the short sale positions of the Company would reduce income by $4.0 million, net of tax.

The Company held positions in publicly traded equity options which may convey to the Company a right or obligation to engage in a future transaction on the underlying equity security. These investments include positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of September 30, 2008, the fair value of the Company’s held positions in publicly traded equity options was an unrealized loss of $7.8 million.

The Company has entered into and settled various positions in forward exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, ringgit, dinar, renminbi, dirham and rand. These contracts enable the Company to buy or sell these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, the Middle East and Asia. As of September 30, 2008, the outstanding foreign currency contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $151.2 million. An adverse change in the underlying foreign currency exchange rates of 10% would reduce income by $9.8 million, net of tax. Subsequent to September 30, 2008, the Company settled all of its foreign currency forward contracts. There was no significant adverse change incurred as a result of the termination of these contracts.

As of June 2008, the Company no longer designated any of its foreign currency forward contracts as fair value hedges for capital commitments. For the Current Nine Months, the Company reduced its capital commitment obligations by $8.3 million as a result of the foreign currency forward contracts previously designated as fair value hedges.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)(2)(3)
July 1 – 31, 2008	328,000	$83.76	328,000	$101,266,575
August 1 – 31, 2008	586,900	$83.32	586,900	$52,368,843
September 1 – 30, 2008	251,100	$83.29	251,100	$149,192,008

(1)	Excludes commissions of $58,690.00, or $0.05 per share, paid in the Current Year Quarter.

(2)	Since February 1997, SEACOR’s Board of Directors authorized, in the aggregate, the repurchase of $984.6 million of Common Stock, certain debt or a combination thereof. Through September 30, 2008, the Company has repurchased $757.3 million and $78.2 million of Common Stock and debt, respectively.

(3)	On April 23, June 4 and September 10, 2008, SEACOR’s Board of Directors approved increases of $70.9 million, $75.5 million and $117.7 million, respectively, in the Company’s authority to repurchase Common Stock and its 2.875% convertible senior debentures due 2024 to a total authorized expenditure on each occasion of up to $150.0 million.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: October 30, 2008	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: October 30, 2008	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.