Form 10-K
period 2008-12-31
SEACOR HOLDINGS INC /NEW/
filed 2009-02-26
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(954) 523-2200

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2008 was approximately $1,723,775,345 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 20, 2009 was 20,022,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors). In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its 10-Q and 8-K reports to the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2008.

The Company is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, the Company operates a fleet of inland river barges and towboats transporting grain and other bulk commodities on the U.S. Inland River Waterways and the Gulf Intracoastal Waterways. The Company’s environmental services segment provides emergency response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials. The Company's commodity trading segment is an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities.

SEACOR’s principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and the telephone number is (954) 523-2200. SEACOR’s website address is www.seacorholdings.com.

The Company’s Corporate Governance policies, including the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are made available, free of charge, on the Company’s website or in print for shareholders.

All of the Company’s periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through the Company’s website, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available through the Company’s website as soon as reasonably practicable after the Company electronically files such reports or amendments with the SEC. They are also available to be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information.

Segment and Geographic Information

The Company’s operations are divided into six main business segments: Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services and Commodity Trading. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities. Financial data for segment and geographic areas is reported in Part IV “Note 16. Major Customers and Segment Data” of this Annual Report on Form 10-K.

Offshore Marine Services

Business

Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 43%, 51% and 52% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Equipment and Services

The following tables identify the types of vessels that made up Offshore Marine Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” may be either vessels contracted from third parties or from international leasing companies to which the Company had sold such vessels. “Pooled” are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues or results of operations of certain vessels of similar type owned by Offshore Marine Services based upon an agreed formula. “Managed” are owned by entities not affiliated with the Company but operated by Offshore Marine Services for a fee. See Glossary of Vessel Types below for an explanation of the services they perform.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Anchor handling towing supply	18	1	1	—	20
Crew	49	2	23	1	75
Mini-supply	11	—	5	—	16
Standby safety	24	—	—	5	29
Supply	12	—	8	7	27
Towing supply	9	3	2	—	14
Specialty(1)	6	3	—	—	9

	129	9	39	13	190

2007
Anchor handling towing supply	15	1	2	2	20
Crew	52	2	23	—	77
Mini-supply	15	—	5	1	21
Standby safety	23	1	—	5	29
Supply	13	—	10	2	25
Towing supply	13	4	2	2	21
Specialty(1)	10	3	—	—	13

	141	11	42	12	206

2006
Anchor handling towing supply	18	2	2	—	22
Crew	59	2	23	—	84
Mini-supply	17	1	5	1	24
Standby safety	21	1	—	5	27
Supply	12	—	12	—	24
Towing supply	27	9	3	—	39
Specialty(1)	12	2	—	—	14

	166	17	45	6	234

(1)	Previously referred to as “Other” and includes anchor handling tugs, lift boats, accommodation, line handling and other vessels.

The following table indicates average age of Offshore Marine Services’ owned fleet as of December 31 (in years):

	2008	2007	2006
Including standby safety vessels	14.7	15.5	16.4
Excluding standby safety vessels	11.1	12.8	14.3

Glossary of Vessel Types

Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities in the towing, positioning and mooring of drilling rigs and other marine equipment. AHTS vessels are also used to transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are horsepower (“bhp”), size of winch in terms of “line pull” and wire storage capacity. Offshore Marine Services’ fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with dynamic positioning (“DP”) systems that enable them to maintain a fixed position in close proximity to a rig without the use of tie-up lines.

Crew boats are used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations. Historically, crew boats transported people and were also used to deliver “light” cargo such as personal effects, small machinery and small quantities of fuel and water. These boats also served as field stand-by vessels, moving personnel between platforms and providing emergency stand-by services. Crew boats built prior to 1990 are generally 100 to 130 feet in length and are capable of 20 knots speed in light conditions and calm seas. Vessels built since 1998, also referred to as Fast Support Vessels (“FSVs”), range from 130 to 200 feet in length and are capable of speeds between 25 and 35 knots. Modern FSVs have enhanced cargo carrying capacities enabling them to support both drilling operations and production services. Vessels supporting deep water drilling are usually equipped with DP capabilities, ride control systems and firefighting equipment.

Mini-supply vessels are approximately 145 to 165 feet in length and typically carry deck cargo, liquid mud, methanol, diesel fuel and water. These vessels are typically used to support construction projects, maintenance work, certain drilling activities and production services.

Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.

Supply vessels and towing supply vessels are generally more than 200 feet in length and are used to deliver cargo to rigs and platforms where drilling and work-over activity is underway or to support construction work by delivering pipe to vessels performing underwater installations. Supply vessels are distinguished from other vessels by the total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process and tank storage for water and fuel oil. The ability to hold station in open water and moderately rough seas is a key factor in differentiating supply vessels. To improve station keeping ability, certain supply vessels have DP capabilities. Towing supply vessels perform similar cargo delivery functions to those handled by supply vessels. They are, however, equipped with more powerful engines (4,000 – 8,000 bhp) and winches, giving them the added capability to perform general towing functions, buoy setting and limited anchor handling work.

Specialty, previously referred to as “Other”, includes anchor handling tugs, lift boats, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.

Markets

The demand for vessels is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors including:

•	expectations as to future oil and gas commodity prices

•	customer assessments of offshore drilling prospects compared with land-based opportunities

•	customer assessments of cost, geological opportunity and political stability in host countries

•	worldwide demand for oil and natural gas

•	the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing

•	the level of production of non-OPEC countries

•	the relative exchange rates for the U.S. dollar

•	various United States and international government policies regarding exploration and development of oil and gas reserves

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of current market conditions.

Offshore Marine Services operates vessels in six principal geographic regions. From time to time, vessels are relocated between these regions to meet customer demand for equipment. The table below sets forth vessel types by geographic market as of December 31 for the indicated years. Offshore Marine Services sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in certain foreign markets. This allows for the expansion of Offshore Marine Services’ fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

	2008	2007	2006
United States:
Anchor handling towing supply	11	12	11
Crew	42	49	61
Mini-supply	13	19	22
Supply	8	9	9
Towing supply	2	4	4
Specialty(1)	2	2	—

	78	95	107

Africa, primarily West Africa:
Anchor handling towing supply	5	6	7
Crew	11	12	12
Supply	4	5	8
Towing Supply	5	11	18
Specialty(1)	2	3	3

	27	37	48

United Kingdom, primarily North Sea:
Standby safety	29	29	27

Middle East:
Crew	6	4	3
Mini-supply	2	—	—
Supply	5	5	4
Towing supply	3	3	10
Specialty(1)	4	7	9

	20	19	26

Asia:
Anchor handling towing supply	2	2	3
Crew	5	4	5
Mini-supply	—	—	1
Supply	1	1	1
Towing Supply	4	3	4
Specialty(1)	—	—	1

	12	10	15

Mexico, Central and South America:
Anchor handling towing supply	2	—	1
Crew	11	8	3
Mini-supply	1	2	1
Supply	9	5	2
Towing supply	—	—	3
Specialty(1)	1	1	1

	24	16	11

Total Foreign Fleet	112	111	127

Total Fleet	190	206	234

(1)	Previously referred to as “Other” and includes anchor handling tugs, lift boats, accommodation, line handling and other vessels.

United States. As of December 31, 2008, 78 vessels were operating in the U.S. Gulf of Mexico, including 39 owned, 35 leased-in, three joint ventured and one pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with its fleet of AHTS vessels, and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf activity and the developing deepwater market. The shelf market is highly price sensitive and quickly affected by movements in commodity prices. Customers in the deepwater market place greater emphasis on vessel specifications and features in addition to price.

Africa, primarily West Africa. As of December 31, 2008, 27 vessels were operating in West Africa, including 21 owned, two leased-in, three joint ventured and one managed. Offshore Marine Services operates primarily in Angola, servicing large-scale, multi-year projects for major oil companies. The other vessels in this region operate from ports in Nigeria, the Republic of the Congo, Cameroon, Gabon, Equatorial Guinea and South Africa.

United Kingdom, primarily North Sea. As of December 31, 2008, 29 vessels were operating in the North Sea, including 24 owned and five managed. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation.

Middle East. As of December 31, 2008, 20 vessels were operating in the Middle East region, including 17 owned, one leased-in, one joint ventured and one managed. Offshore Marine Services’ vessels operating in this area generally support activities in countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar, Saudi Arabia and India.

Asia. As of December 31, 2008, twelve vessels were operating in Asia, including ten owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam and Indonesia.

Mexico, Central and South America. As of December 31, 2008, 24 vessels were operating in Mexico, Central and South America, including 18 owned, one leased-in and five managed. Offshore Marine Services’ primary markets in this region are Brazil, Venezuela, Argentina and Mexico.

Customers and Contractual Arrangements

Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2008, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 46% of Offshore Marine Services’ operating revenues. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.

The Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides a vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charters and bareboat charters are recorded and recognized as services are provided.

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

Risks of Foreign Operations

For the years ended December 31, 2008, 2007 and 2006, approximately 52%, 52% and 46%, respectively, of Offshore Marine Services’ operating revenues were derived from foreign operations. Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Offshore Marine Services. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on the Company’s financial condition and results of its operations.

Marine Transportation Services

Business

As of December 31, 2008, Marine Transportation Services owned a fleet of eight U.S.-flag product tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade. This segment contributed 7%, 9% and 11% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Equipment and Services

The Oil Pollution Act of 1990 (“OPA 90”) prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the International Maritime Organization (“IMO”). The table below sets forth Marine Transportation Services’ fleet as of December 31, 2008.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader(2)	294,000	48,700	None	Double-hull
Seabulk Challenge(2)	294,000	48,700	None	Double-hull
California Voyager (formerly – HMI Brenton Reef)	341,000	45,000	None	Double-hull
Seabulk Energy	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Mississippi Voyager (formerly – Seabulk Mariner)	340,000	46,000	None	Double-hull
Seabulk Pride	340,000	46,000	None	Double-hull
Seabulk America	297,000	46,300	2015	Double-bottom

(1)	Deadweight tons or “dwt”.

(2)	Vessels have been retrofitted to a double-hull configuration.

Markets

Petroleum Product Transportation. In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts, as well as transport crude and other petroleum products between Alaska and the Pacific coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. coastwise trade and capable of transporting fuel or petroleum products has steadily decreased since 1980 as vessels have reached the end of their useful lives or are being retired due to OPA 90 requirements. In addition, the cost of new vessel construction in the United States (a requirement to operate in the U.S. coastwise trade) has substantially increased.

Chemical Transportation. In the U.S. coastwise chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around U.S. Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, paraxylene, alkylates, toluene and lubricating oils. Some of the chemicals must be carried in vessels with specially coated or stainless steel cargo tanks and many of them are sensitive to contamination and require special cargo-handling equipment.

Customers and Contractual Arrangements

The primary purchasers of petroleum product transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment or other transportation agreements tailored to the shipper’s requirements. In 2008, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Marine Transportation Services accounted for approximately 95% of its operating revenues. The loss of one or a few of these customers could have a material adverse effect on Marine Transportation Services’ results of operations.

Under a time charter, Marine Transportation Services provides a vessel and is responsible for all operating expenses, typically excluding fuel and port charges. Under a bareboat charter, Marine Transportation Services provides a vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Revenues from time charters and bareboat charters are recorded and recognized as services are provided. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or variable rate per ton. Revenues for voyage charters and contracts of affreightment are recognized based on the percentage of voyage completion computed on the basis of the number of voyage days completed at the relevant reporting date divided by the total number of days expected to complete the entire voyage.

Competitive Conditions

The markets in which the Marine Transportation Services fleet operates are highly competitive. Primary direct competitors are other operators of U.S.-flag oceangoing tank vessels and chemical carriers, operators of articulated tug and barge units and operators of refined product pipelines. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age and vessel availability to fit customer requirements as well as the requirement in certain areas to operate double-hull vessels.

Inland River Services

Business

Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry’s newest fleets of dry cargo and liquid tank barges transporting agricultural, industrial, chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations used in barge loading and unloading activities, and deck barges for specialized projects. It also manages barges for third parties. Inland River Services contributed 9%, 9% and 11% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Equipment and Services

The following table sets forth the number of dry cargo barges, liquid tank barges, deck barges and towboats owned and/or operated by Inland River Services.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2008
Inland river dry cargo barges-open	213	124	5	3	345
Inland river dry cargo barges-covered	373	138	2	119	632
Inland river liquid tank barges	51	33	2	—	86
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	5	—	—	22

	680	300	9	122	1,111

2007
Inland river dry cargo barges-open	213	97	5	3	318
Inland river dry cargo barges-covered	395	125	2	145	667
Inland river liquid tank barges	49	22	2	—	73
Inland river deck barges	26	—	—	—	26
Inland river towboats	13	4	—	—	17

	696	248	9	148	1,101

2006
Inland river dry cargo barges-open	290	8	5	10	313
Inland river dry cargo barges-covered	512	56	4	155	727
Inland river liquid tank barges	42	19	—	—	61
Inland river deck barges	7	—	—	—	7
Inland river towboats	7	—	—	—	7

	858	83	9	165	1,115

As of December 31, 2008, the average age (in years) of Inland River Services’ owned and joint ventured fleet was as follows:

Dry cargo barges	4
Liquid tank barges—10,000 barrel	12
Liquid tank barges—30,000 barrel	8
Deck barges	1
Towboats(1)	39

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.

Inland barges are unmanned and are moved on the U.S. Inland River Waterways by towboats. The combination of a towboat and dry cargo barges is commonly referred to as a “tow.” The Inland River Services dry cargo fleet consists of open and covered hopper barges. Open hopper barges are used to transport commodities that are not sensitive to water such as coal, aggregate and scrap. Covered hopper barges are more versatile because they can also carry water sensitive products, such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull size of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. Inland River Waterways, the number of barges included in tows and the quantity of cargo that is loaded in the barges.

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

As of December 31, 2008, 215 of the dry cargo barges were chartered to, and operated by, other operators for various periods of time for a fixed rate per day. The remaining 371 dry cargo barges were operated by Inland River Services through a pooling arrangement that Inland River Services manages. Pursuant to this arrangement, operating revenues and voyage expenses are pooled and the net results are allocated to participants based upon the number of days the barges participate in the pool. Each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

Inland River Services’ fleet of 10,000 barrel liquid tank barges transports liquid bulk commodities such as lube oils, solvents and glycols. The operating arrangements for these barges are similar to those of the dry cargo barges described above. Inland River Services’ fleet of 30,000 barrel liquid tank barges transports refined petroleum products and black oil products and are normally chartered-out as “unit tows” consisting of two to three barges along with a towboat working in patterns prescribed by the customer. Inland River Services is responsible for providing manpower for the towboats working in such operations.

Inland River Services owns a “fleeting operation,” which is a staging area for grouping barges in preparation for movements up and down the river and a holding area for barges waiting to load and unload cargo. This fleeting operation is managed by a third party.

Inland River Services has a controlling interest in a tank farm and handling facility in Sauget, Illinois. The facility is multi-modal, supporting truck, rail, unit trains and barges, and commenced operations in May 2008.

Inland River Services has a 50% interest in a joint venture that owns a fleet of inland marine transportation assets with a view toward generating cash returns that may be enhanced by entering into strategic positions in marketable securities and commodity futures. Under the terms of the joint venture agreement and until October 31, 2009, Inland River Services has agreed to offer the joint venture the option to invest in any new dry cargo and liquid tank barges that Inland River Services acquires, subject to certain exceptions.

Inland River Services has a 50% interest in a joint venture that operates a grain and fertilizer storage and handling facility in McLeansboro, Illinois.

Inland River Services has a 50% interest in a joint venture with a third party in South America to operate towboats and dry cargo barges on the Parana-Paraguay Rivers. The joint venture was capitalized through equity contributions by the joint venture partners and bank debt. During the year ended December 31, 2008, Inland River Services sold 27 open and 13 covered dry cargo barges to the joint venture. During the year ended December 31, 2007, Inland River Services sold four towboats and 61 open dry cargo barges to the joint venture.

Markets

The market for Inland River Services is driven by supply and demand economics, which impacts prices, margins achieved and utilization of Inland River Services’ assets. The relationship between supply and demand reflects many factors, including:

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

Within the United States, other local factors also have an effect on pricing and margins, including:

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

Seasonality

During harsh winters the upper Mississippi River usually closes to barge traffic from mid-December to mid-March. Ice often hinders the navigation of barge traffic on the mid-Mississippi River, the Illinois River and the upper Ohio River during the same period. The volume of grain transported from the Midwest to the U.S. Gulf of Mexico, which is primarily for export, is greatest during the harvest season from mid-August through late November. The harvest season is particularly significant because pricing tends to peak during these months in response to higher demand for equipment.

Customers and Contractual Arrangements

The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2008, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 44% of Inland River Services’ revenues in 2008. The loss of one or a few of its customers would likely not have a material adverse effect on Inland River Services’ results of operations.

Most of Inland River Services’ dry cargo barges are employed under contracts of affreightment that can vary in duration, ranging from one voyage to several years. For longer term contracts, base rates may be adjusted in response to changes in fuel prices and operating expenses. Some longer term contracts provide for the transport of a minimum number of tons of cargo or specific transportation requirements for a particular customer. Some barges are bareboat chartered-out to third parties for a fixed rate per day for the duration of the charter. These contracts tend to be longer, ranging in term from one to five years.

Inland River Services generally charges a price per ton for point to point transportation of dry bulk commodities. Customers are permitted a specified number of days to load and discharge the cargo and thereafter pay a per diem demurrage rate for extra time. From time to time, dry cargo barges may be used for storage for a period prior to delivery. Inland River Services contracts with third parties to provide towing services to move its dry cargo barges on a spot basis. Towing prices are market driven with prices typically higher during periods of peak movement. In addition, towing prices are directly impacted by changes in the cost of fuel and wages for vessel personnel.

Inland River Services’ 10,000 barrel liquid tank barges are either chartered-out on term contracts ranging from one to five years or marketed on the spot market.

Inland River Services’ 30,000 barrel liquid tank barges are marketed primarily as unit tows under term contracts ranging from one to five years.

Competitive Conditions

Generally, Inland River Services believes the primary barriers to effective competitive entry into the U.S. Inland River Waterways market are the complexity of operations, the consolidation of the inland river towing industry and the difficulty in assembling a large enough fleet and an experienced staff to execute voyages efficiently and re-position barges effectively to optimize their use. The primary competitive factors among established operators are price, availability and reliability of barges and equipment of a suitable type and condition for a specific cargo.

The Company believes there are four major domestic companies that operate over 2,000 dry cargo barges each, with one of those operating over 3,000 barges. There are also five mid-sized barge companies that operate more than 500 but less than 1,000 barges. While Inland River Services’ main competitors are other barge lines, railroads also compete for traffic that might otherwise move on the U.S. Inland River Waterways.

The Company believes there are five other domestic companies that operate over 150 liquid tank barges each. These companies control approximately 64% of the equipment in the liquid cargo market.

Aviation Services

Business

Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, aircraft leasing, transportation services to hospitals (“Air Medical Services”) and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft and a regional airline at its fixed base operation (“FBO”) at Ted Stevens Anchorage

International Airport. It also provides aircraft and flight crews under contracts, provides flight training services and manages customer-owned aircraft. Aviation Services operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. Aviation Services contributed 15%, 16% and 12% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Equipment and Services

The following tables identify the types of aircraft that made up Aviation Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Managed” are those owned by entities not affiliated with the Company but operated by Aviation Services for a fee. As of December 31, 2008, 157 of the aircraft were located in the United States and 30 were located in foreign jurisdictions.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2008
Light helicopters—single engine	51	6	6	—	63
Light helicopters—twin engine	35	—	6	14	55
Medium helicopters	52	—	3	7	62
Heavy helicopters	7	—	—	—	7

	145	6	15	21	187

2007
Light helicopters—single engine	49	4	8	—	61
Light helicopters—twin engine	31	—	7	15	53
Medium helicopters	44	—	3	7	54
Heavy helicopters	3	—	—	—	3

	127	4	18	22	171

2006
Light helicopters—single engine	43	—	14	—	57
Light helicopters—twin engine	24	—	—	—	24
Medium helicopters	39	—	—	—	39
Heavy helicopters	3	—	—	—	3

	109	—	14	—	123

(1)	Excludes four and three helicopters removed from service as of December 31, 2007 and 2006, respectively

In typical configurations, Light helicopters are single or twin engine helicopters with a passenger capacity of between five and seven, Medium helicopters are twin engine helicopters with a passenger capacity of up to 13 and Heavy helicopters are twin engine helicopters with a passenger capacity of up to 19.

On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after market helicopter accessories.

Markets

Aviation Services’ current principal markets for its transportation services supporting the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and Alaska. In the U.S. Gulf of Mexico, the customers and locations are similar to those serviced by Offshore Marine Services and its market opportunities are subject to the same cycles and pressures as described in “Item 1. Business—Offshore Marine Services—Markets.” Other helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse.

Air Medical Services operations are primarily in the northeastern United States, Florida and Tennessee. Flightseeing services in Alaska are operated out of Juneau and from areas near Denali National Park. In addition, Aviation Services leases aircraft to other operators principally outside the United States.

Seasonality

A significant portion of Aviation Services’ operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight and consequently flight hours are generally lower at these times. In addition, prolonged periods of adverse weather and the effect of fewer hours of daylight can adversely impact operating results in the U.S. Gulf of Mexico and Air Medical Services’ operations. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During tropical storms, Aviation Services is unable to operate in the area of a storm although flight activity may increase immediately prior to and after storms due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal; activity generally occurs from late May until early September.

Customers and Contractual Arrangements

Aviation Services charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either “dry”, providing only the equipment, or “wet”, providing equipment and personnel, either pilots, mechanics or both. The rate structure, as it applies to Aviation Services’ utility and oil and gas contracts, typically contains terms that limit its exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers. With respect to flightseeing aircraft, block space is allocated to cruise lines and seats are sold directly to customers.

Air Medical Services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure, similar to oil and gas, or a fee per completed flight. Most contracts with hospitals are longer term, but offer either party the ability to terminate, with less than six months notice. Aviation Services operates some Air Medical Services contracts pursuant to which it collects a fee per flight, either from a hospital or an insurance company.

Other markets for Aviation Services include international oil and gas industry support activities, agricultural support and general aviation activities. Aviation Services’ activities in these markets are limited. As of December 31, 2008, Aviation Services had 30 helicopters operating abroad under leases to third parties.

Aviation Services’ FBO in Alaska sells fuel and other services to a regional airline under a long-term ground services agreement and to a diverse group of general aviation companies and large corporations on an ad hoc basis. In addition, the FBO leases hangar space and provides fueling services for transient aircraft and the aviation assets of local companies.

Aviation Services’ principal customers in the U.S. Gulf of Mexico are oil companies of varying sizes. In Alaska, its principal customers for helicopter services are oil and minerals companies and cruise line passengers.

In 2008, no one customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 47% of Aviation Services’ operating revenues. The loss of one or a few of its customers could have a material adverse effect on Aviation Services’ results of operations.

Competitive Conditions

The helicopter transportation business is highly competitive. Aviation Services is one of the largest helicopter companies operating in the U.S. Gulf of Mexico and one of the largest operating in Alaska. In the U.S. Gulf of Mexico, there are three major competitors: PHI, Inc., Bristow Group, Inc. and Rotorcraft Leasing Company LLC. In addition, several customers in the U.S. Gulf of Mexico operate their own helicopter fleets. In Air Medical Services, there are several major competitors with larger fleets than Aviation Services. In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Among bidders meeting these criteria, customers typically make their final choice based on price and aircraft preference.

Risks of Foreign Operations

Aviation Services operates worldwide. For the years ended December 31, 2008, 2007 and 2006, approximately 10%, 8% and 4%, respectively, of Aviation Services’ operating revenues were derived from its foreign operations.

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

Environmental Services

Business

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Business is conducted primarily through the Company’s wholly owned subsidiaries and their affiliates: National Response Corporation (“NRC”), O’Brien’s Response Management Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 10%, 12% and 11% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Products and Services

Emergency Response Services. Environmental Services employs trained personnel and maintains specialized equipment positioned in the United States and in certain locations outside the United States to respond to oil and chemical spills, other emergencies and customer projects. A fleet of specialized vessels and barges outfitted with oil spill equipment is positioned on the East, Gulf and West Coasts of the United States as well as in the Caribbean and Hawaii. Oil and chemical spill response equipment is also stationed in certain international locations in Africa, the Caspian and Black Sea Region, the Far East and the Middle East. Environmental Services has established a network of approximately 180 independent oil spill response contractors that may assist it by providing equipment and personnel.

Retainer Services. Environmental Services offers retainer contracts to the maritime community, such as operators of tank and non-tank vessels and chemical carriers, and to owners of facilities, such as refineries, pipelines, exploration and production platforms, power plants and storage tank and transportation terminals. Retainer contracts provide customers with access to professional response management and specialized equipment necessary to respond to an oil or chemical spill emergency and facilitate compliance with regulations such as OPA 90.

Consultancy and Training Services. Environmental Services provides a range of prevention, emergency response, business continuity, media, safety and security consultancy and training services around the world to assist oil, chemical, industrial, marine transportation, financial services and government customers in the prevention of, and response to, an extensive variety of environmental emergencies on both a retained and stand-alone basis. Environmental Services also assists customers in the selection and training of personnel in the use of environmental equipment and products. Environmental Services also provides a service to state, county and other local government agencies assisting them with claim reimbursement from the federal government, through agencies such as the Federal Emergency Management Agency (“FEMA”) and the Federal Highway Administration. It also provides oversight of clean-up and debris management required after hurricanes, floods and other natural disasters.

Industrial and Remediation Services. Environmental Services provides industrial and remediation services to oil, chemical, industrial and government clients. These services include hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services.

Markets

The market for contractual oil spill preparedness, response and other related training and consulting services in the United States resulted from the enactment of OPA 90. OPA 90 and several subsequent regulations promulgated by the U.S. Department of Transportation, Environmental Protection Agency (“EPA”), the Minerals Management Service division of the U.S. Department of Interior (“MMS”) and the U.S. Coast Guard (“USCG”) require that all tank vessels operating within the 200-mile Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the United States develop plans to respond to a “worst case” oil spill and ensure by contract or other approved means the ability to respond to such a spill.

The market for vessel security assessments, security plans, security training and exercises and other related services is for clients required to comply with the Maritime Transportation Security Act of 2002. Homeland Security services are marketed to government agencies to assist with efforts to improve emergency preparedness and response capabilities.

In the international market for emergency response services, Environmental Services seeks to develop opportunities with governments, other agencies and international oil and gas exploration and production companies to establish and operate the necessary response capability. International crisis management and business continuity services focus on middle and senior management and are marketed to a broad range of industry sectors such as oil and gas, chemical, financial services, transportation and other industries.

The market for government services in the United States includes federal, state, county, city, and other subdivisions and agencies. Services are typically provided in association with specific funding sources, such as FEMA reimbursement, Homeland Security Grants, municipal budgets and other agency funding.

Customers and Contractual Arrangements

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Services are provided pursuant to contracts generally ranging from one month to ten years. In 2008, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Environmental Services accounted for approximately 28% of Environmental Services’ operating revenues. The loss of a single large client or a group of mid-size customers could have a material adverse effect on Environmental Services’ results of operations.

Competitive Conditions

The principal competitive factors in the environmental service business are price, customer service, reputation, experience, qualifications, availability of personnel and operating capabilities. In the United States, qualifications include USCG classification as an Oil Spill Removal Organization (“OSRO”). Environmental Services’ NRC is a USCG classified OSRO and it faces competition primarily from the Marine Spill Response Corporation, a non-profit corporation OSRO funded by the major integrated oil companies. NRC also faces competition from other non-profit industry cooperatives and from those commercial contractors who target specific market niches in response, consulting and remediation. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few private companies and regional oil industry cooperatives. Consulting and training service competitors range from small independent privately owned businesses to large engineering consulting groups and major defense contractors.

Risks of Foreign Operations

Environmental Services operates worldwide. For the years ended December 31, 2008, 2007 and 2006, approximately 20%, 25% and 22%, respectively, of Environmental Services’ operating revenues were derived from its foreign operations.

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

Commodity Trading

Business

Commodity Trading operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are rice, ethanol, clean blendstocks and sugar. Commodity Trading contributed 13% and 1% of consolidated operating revenues in 2008 and 2007, respectively.

Products and Services

Commodity Trading is divided into two main groups each with a specific focus.

Agricultural. The agricultural group is primarily focused on the global origination, trading and merchandising of rough and milled rice and sugar. This group sources product from various export countries and arranges for the bundling and transport of the product to various import countries for sale in bulk or through local distribution networks. The group’s involvement in sugar is through an investment in a joint venture that focuses primarily on South America and the Caribbean.

Energy. The energy group is primarily focused on the domestic trading and transportation of physical ethanol and clean blendstocks.

Commodity Trading uses a variety of transportation modes to transport its products, including trucks, railcars, river barges and ocean going vessels, which are generally leased. The transportation services are typically provided by truck lines, railroads and barge and ocean freight companies. The cost and availability of freight to transport product from location to location is also a factor in determining the success of Commodity Trading’s business. From time to time, Commodity Trading utilizes the asset base of SEACOR’s other business units, primarily Inland River Services, for the transportation of product.

Markets

Commodity Trading’s activities are global and dependent upon factors that Commodity Trading cannot control, including macro and micro supply and demand factors, governmental intervention or mandates, weather patterns, and the price and availability of substitute products. With respect to rice and sugar, the primary markets in which Commodity Trading operates are countries that are net importers of these agricultural products and include countries in South America, the Caribbean and Africa. With respect to the energy group, Commodity Trading purchases, markets and sells ethanol to customers for blending into the U.S. gasoline pool and transports clean blendstocks for export. The energy group marketed biodiesel for export to Europe during the first half of 2008.

The availability of agricultural commodities is affected by weather, plant diseases, governmental policies and agricultural growing patterns. Rice demand is affected by growth in worldwide consumption of food products, population growth, changes in per capita income, the relative prices of substitute agricultural products and demand generated by beer consumption as rice is a significant input in the brewing process. Sugar demand is affected by growth in worldwide consumption of food products as well as soft drinks and sweetened beverages, population growth, changes in per capita income and the relative prices of substitute sweeteners.

Ethanol demand is subject to overall gasoline demand and gasoline blending economics, governmental policies and mandates, the cost of the production of feedstock commodities such as corn and sugar, gasoline and oil prices, freight and handling costs. The demand for the clean blendstocks handled by the energy group depends primarily on oil and natural gas liquids prices.

Customers

Commodity Trading sells agricultural commodities and processed commodity products to domestic and export customers throughout the world. The agricultural group sells both milled and rough rice globally to private import companies and government agencies overseeing grain imports. This group also has the flexibility to import, store and sell in smaller quantities in certain areas where the local market is unable to purchase large quantities. The principal purchasers of Commodity Trading’s sugar are private importers and distributors. The energy group sells primarily to gasoline blenders and their suppliers and other market participants. The group may also purchase, sell, or exchange product with other market participants to optimize logistics or hedge market exposure.

Competitive Conditions

The commodity trading business is highly competitive. Major competitors for the agricultural group include large agribusiness, major and independent trading houses and regional or local grower cooperatives. Major competitors for the energy group include other marketers, traders and other product suppliers.

Risk of Foreign Operations

For the year ended December 31, 2008, approximately 59% of Commodity Trading’s operating revenues were derived from foreign operations. In 2007, no operating revenues were derived from foreign operations.

Foreign operations are subject to various inherent risks. These risks include, among others, political instability, nationalization of assets, terrorist attacks, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Commodity Trading. It is not possible to predict whether any of these conditions or events might develop in the future.

Other

Harbor and Offshore Towing Services. As of December 31, 2008, Harbor and Offshore Towing Services operated a total of three ocean liquid tank barges and 35 vessels, of which 19 were conventional tugs, six were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. In 2008, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Harbor and Offshore Towing Services accounted for approximately 42% of Harbor and Offshore Towing Services’ operating revenues.

As of December 31, 2008, 13 tugs were operating in Florida: four in Port Everglades, six in Tampa and three in Port Canaveral. Six tugs were operating in Port Arthur, Texas, five were operating in Mobile, Alabama and three were operating in Lake Charles, Louisiana. Two tugs were engaged in offshore towing operations, one in Mexico. Three ocean liquid tank barges and six tugs were operating in St Eustatius.

Other Joint Ventures, Leasing and Other Activities. The Company has minority equity investments in various entities including a company that designs and manufactures water treatment systems for sale or lease and two aviation service businesses in Asia. The Company also engages in lending and leasing activities.

Government Regulation

Regulatory Matters

The Company’s operations are subject to significant United States federal, state and local regulations, as well as international conventions and the laws of foreign jurisdictions where the Company operates its equipment or where the equipment is registered. The Company’s domestically registered vessels are subject to the jurisdiction of the USCG, the National Transportation Safety Board (“NTSB”), the U.S. Customs Service and the U.S. Maritime Administration, as well as to the rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Aviation Services is subject to regulations pursuant to the Federal Aviation Act of 1958, as amended (“Federal Aviation Act”), and other statutes pursuant to Federal Aviation Regulations Part 135 Air Taxi Certificate granted by the FAA. The FAA regulates flight operations and, in this respect, has jurisdiction over Aviation Services personnel, aircraft, ground facilities and certain technical aspects of its operations. In addition to the FAA, the NTSB is authorized to investigate aircraft accidents and to recommend improved safety standards. The Company is also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in Aviation Services operations.

Offshore Marine Services, Marine Transportation Services and Inland River Services are subject to the Shipping Act, 1916, as amended (“1916 Act”), and the Merchant Marine Act of 1920, as amended (“1920 Act,” or “Jones Act” and, together with the 1916 Act, “Shipping Acts”), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports known as “U.S. coastwise trade.” The Shipping Acts require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens and built in the United States. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.

To facilitate compliance with the Shipping Acts, SEACOR’s Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of the SEACOR’s capital stock (including the Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR’s by-laws provide that the number of foreign directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any officer who is not a U.S. citizen from acting in the absence or disability of the Chairman of the Board of Directors and the Chief Executive Officer and the President.

Aviation Services’ helicopters operating in the United States are subject to registration and citizenship requirements under the Federal Aviation Act. That Act requires that before an aircraft may be legally operated in the United States, it must be owned by “citizens of the United States,” which, in the case of a corporation, means a corporation: (i) organized under the laws of the United States or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are U.S. “citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens.

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

All of Marine Transportation Services’, Harbor and Offshore Towing Services’, certain of Offshore Marine Services’ vessels and all of Inland River Services’ liquid tank barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to insure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.

NRC is classified by the USCG as an OSRO for every port in the continental United States, Hawaii and the Caribbean. The OSRO classification process is strictly voluntary. Vessel owners and other customers subject to OPA 90 who utilize classified OSROs are exempt from the requirement to list their response resources in their plans. The classification process permits the USCG and these customers to evaluate the ability of an OSRO to respond to and recover oil spills of various types and sizes in different operating environments and geographic locations.

In addition to the USCG, the EPA, the Office of Pipeline Safety, the MMS and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

When responding to third-party oil spills, Environmental Services enjoys immunity from liability under federal law and some state laws for any spills arising from its response efforts, except in the event of death or personal injury as a result of its gross negligence or willful misconduct.

Environmental Compliance

As more fully described below, all of the Company’s businesses are, to some degree, subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions or other sanctions.

The Company believes that its operations are currently in compliance with all material environmental laws and regulations. It does not expect that it will be required to make capital expenditures in the near future that are material to its financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations are frequently changing and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is the Company’s view that this trend is likely to continue.

OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone of the United States. Although it appears to apply in general to all vessels, for purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (which include the Company’s chemical and petroleum product vessels) and “other vessels” (which include the Company’s tugs, offshore marine vessels and dry cargo barges).

Under OPA 90, owners and operators of regulated facilities and owners and operators or certain charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss by the United States government, a state or political subdivision thereof, of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) loss of subsistence use of available natural resources.

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

Under OPA 90, with certain limited exceptions, all newly-built oil tankers carrying crude oil and petroleum products in U.S. waters must have double-hulls. Existing single-hull, double-side or double-bottom tank vessels, unless retrofitted with double-hulls, must be phased out of service by January 1, 2015, depending upon the vessel’s size, age and place of discharge.

OPA 90 expanded pre-existing financial responsibility requirements and requires tank vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), described below, which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall financial responsibility in the case of tank vessels from $1,200 to $1,500 per gross ton.

OPA 90 also amended the Clean Water Act (“CWA”), also described below, to require the owner or operator of certain facilities or of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove, to the maximum extent practicable, a worst-case discharge. The Company has complied with these requirements. The Company expects its pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on the Company’s business, results of operations or financial position.

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

In addition to OPA 90, the following are examples of environmental laws that relate to the Company’s business and operations:

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

The federal Resource Conservation and Recovery Act and comparable state and local laws regulate the generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. The Company’s operations may generate or, in some cases, result in the transportation of these regulated wastes.

CERCLA and comparable state laws establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources.

The federal Clean Air Act and comparable state and local laws impose restrictions on the emission of air pollutants into the atmosphere. These laws also provide for civil and criminal penalties, as well as injunctive relief, for violations. The Company’s chemical and petroleum product carrier vessels are subject to vapor control and recovery requirements when loading, unloading, ballasting, cleaning and conducting other operations in certain ports and are equipped with vapor control systems that satisfy these requirements in all material respects.

The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and well-equipped facilities and vessels, and its development of safety and environmental programs, including a maritime compliance program and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company’s business, results of operations or financial position.

Security

Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO and port states to adopt heightened security procedures relating to vessels and port facilities. The Company has updated its procedures in light of the new requirements.

In 2002, Congress passed the Maritime Transportation Security Act (“MTSA”), which together with the IMO’s recent security proposals (collectively known as the International Ship and Port Facility Security Code or “ISPS”), requires specific security plans for the Company’s vessels and rigorous crew identification requirements. The following vessels are subject to the requirements of the ISPS:

•	U.S.-flag vessels operating in the Jones Act trade that are at least 100 gross registered tons

•	U.S.-flag vessels operating on an international voyage

•	Foreign flag vessels that are at least 500 gross tons under the International Tonnage Convention

The Company has implemented vessel security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing the MTSA which have been issued by the USCG. The Company anticipates that the costs of security for its business will continue to increase. The Company’s U.S.-flag vessels, subject to the requirements of the ISPS, all foreign flag vessels and U.S.-flag vessels, operating on international voyages, were in compliance with the ISPS requirements effective July 1, 2004.

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. In addition, helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains marine and aviation hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which the Company operates. The Company also conducts training and safety programs to promote a safe working environment and minimize hazards.

Employees

As of December 31, 2008, the Company employed 5,316 individuals either directly or indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services vessel operations.

As of December 31, 2008, Offshore Marine Services employed 794 seafarers in the North Sea, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 376 employees in Marine Transportation Services and Harbor and Offshore Towing Services are unionized under agreements that expire at varying times through September 30, 2011. Certain individuals in Environmental Services are also represented by unions.

Management considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

The Company’s results of operations, financial condition and cash flow can be adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the more critical risk factors that affect the Company, as well as the other information that has been provided in this Annual Report on Form 10-K. The risks described below are not the exclusive risks faced by the Company. Additional risks not presently known may also impair the Company’s business operations.

Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. These factors may adversely affect the Company’s liquidity and financial condition (including the failure of lenders participating in the Company’s revolving credit facility to fulfill their commitments and obligations), and the liquidity and financial condition of the Company’s customers. Tight credit conditions could limit the Company’s ability to secure additional financing, if required, due to difficulties in accessing the capital markets. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations) can also have a material negative impact on the Company’s business and investments, which in turn would reduce its revenues and profitability. Although the Company has some exposure to credit risks on its accounts receivable, these risks are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial condition and operating results. The unstable current economic conditions may also increase the volatility of the Company’s stock price.

Demand for many of the Company’s services is impacted by the level of activity in the offshore oil and natural gas exploration, development and production industry. The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and that volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company’s control, including:

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

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity. Lower levels of expenditure and activity would result in a decline in demand and lower rates for the Company’s offshore energy support services and tanker services. Moreover, approximately 46% of Offshore Marine Services and 53% of Aviation Services are currently conducted in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

Adverse results of legal proceedings could materially adversely affect the Company. The Company is subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and cause significant expenditure and diversion of management attention. The Company may be faced with significant monetary damages or injunctive relief against it that would materially adversely affect a portion of its business and might materially affect the Company’s financial condition and operating results should the Company fail to prevail in certain matters.

Risks from the Company’s international operations. The Company operates vessels, leases helicopters, provides environmental services and transacts other business worldwide. Its ability to compete in the international offshore energy support market and environmental services market may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, the Company’s foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.

Activity outside the United States involves additional risks, including the possibility of:

•	United States embargoes, restrictive actions by foreign governments, including asset seizure

•	foreign taxation and changes in foreign tax laws

•	limitations on the repatriation of earnings

•	local cabotage and local ownership laws and requirements

•	nationalization and expropriation

•	loss of contract rights

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets

•	changes in currency exchange rates

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2008, approximately 52% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupt its operations.

Offshore Marine Services, Marine Transportation Services and Aviation Services rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. Offshore Marine Services’, Marine Transportation Services’ and Aviation Services’ customers are primarily major oil companies and large independent oil and gas exploration and production companies. The portion of Offshore Marine Services’, Marine Transportation Services’ or Aviation Services’ revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, their ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control.

Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues. Oil and natural gas companies, energy companies and drilling contractors have recently undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which would adversely affect demand for the Company’s Offshore Marine Services’ vessels, Marine Transportation Services’ tankers, Aviation Services’ helicopters and Environmental Services products and services, thereby reducing the Company’s revenues.

The Company may be unable to maintain or replace its vessels as they age. As of December 31, 2008, the average age of the Company’s Offshore Marine Services owned vessels, excluding its standby safety vessels, was approximately 11.1 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

An increase in the supply of offshore support vessels or tankers could have an adverse impact on the charter rates earned by the Company’s offshore support vessels and tankers. Expansion of the supply of the worldwide offshore support vessel fleet would increase competition in the markets where Offshore Marine Services operates. The refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity could lower charter rates and result in lower operating revenues. Similarly, should competitors in the domestic petroleum and chemical product tankers industry construct a significant number of new tankers or large capacity integrated or articulated tug and barge units, demand for tanker assets could be adversely affected.

If the Company does not restrict the amount of foreign ownership of its Common Stock, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in parts of the United States and could be prohibited from operating helicopters, which would adversely impact its business and operating results. The Company is subject to the Shipping Act, 1916, as amended, and the Merchant Marine Act of 1920, as amended (“Jones Act” and, together with the 1916 Act, “Shipping Acts”), which govern, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Shipping Acts require that vessels engaged in the “U.S. coastwise trade” be owned by U.S. citizens and built in the United States. The Company is also subject to regulations pursuant to the Federal Aviation Act of 1958, as amended (“Federal Aviation Act”), and other statutes (“Aviation Acts”). Generally, aircraft operating in the United States must be registered in the United States. In order to register such aircraft under the Aviation Acts, the Company must be owned or controlled by U.S. citizens. Although the Company’s Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts, and also comply with the Aviation Acts, the Company would be prohibited from operating vessels in the U.S. coastwise trade and helicopters in the United States during any period in which the Company did not comply with these regulations.

Repeal, Amendment, Suspension or Failure to Enforce the Jones Act would result in additional competition for Offshore Marine Services, Marine Transportation Services and Inland River Services. A substantial portion of Offshore Marine Services’, Marine Transportation Services’ and Inland River Services’ operations are conducted in the U.S. coastwise trade. Under the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under United States law. There have been attempts to repeal or amend the Jones Act, and these attempts are expected to continue in the future. Repeal of the Jones Act could result in additional competition from vessels built in lower-cost foreign shipyards and owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. Because Offshore Marine Services’ operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company’s financial condition and results of operations.

Failure to maintain an acceptable safety record may have an adverse impact on the Company’s ability to retain customers. The Company’s customers consider safety and reliability a primary concern in selecting a service provider. The Company must maintain a record of safety and reliability that is acceptable to its customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected.

Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, tugs, helicopters and emergency response vessels and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks relating to the operation of helicopters include harsh weather and marine conditions, mechanical failures, crashes and collisions, which may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations. The Company’s aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. The Company may experience similar accidents in the future. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, and damage to the Company’s reputation and customer relationships. In addition, the affected vessels or helicopters could be removed from service and would not be available to generate revenues.

Revenues from Aviation Services are subject to adverse weather conditions and seasonality. A significant portion of the Company’s revenues from Aviation Services is dependent on actual flight hours. Prolonged periods of adverse weather, storms and the effect of fewer hours of daylight adversely impact Aviation Services. Winter months generally have more days of adverse weather conditions than the other months of the year with poor visibility, high winds, heavy precipitation and fewer daylight hours, all of which adversely affect helicopter operations. June through November is tropical storm season in the U.S. Gulf of Mexico; during tropical storms, helicopters are unable to operate in the area of a storm. In addition, many of Aviation Services’ facilities are located along the U.S. Gulf of Mexico coast, and tropical storms may cause damage to its property.

The aircraft industry is subject to intense competition. The helicopter industry is highly competitive and involves an aggressive bidding process among providers having the necessary equipment, operational experience and resources. Aviation Services’ must provide safe and efficient service or risk losing customers or the termination of contracts, which could result in lost market share and may have a material adverse effect on the Company’s results of its operations.

Consolidation in the aircraft parts industry could affect the service and operation of Aviation Services’ helicopters. A reduction in the number of approved parts suppliers or a consolidation of the spare parts redistribution market could interrupt or delay the supply of aircraft components, adversely affect Aviation Services’ ability to meet service commitments to customers and could cause Aviation Services to lose opportunities with existing and future customers. Aviation Services might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for Aviation Services and affect the cost of components. An increase in the cost of components could make Aviation Services less competitive and result in lower margins.

Revenues from Marine Transportation Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. The demand for the Company’s services is influenced by the level of refinery capacity in the United States. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products may adversely affect Marine Transportation Services revenues. Moreover, alternative methods of delivery of refined petroleum, natural gas or crude oil may be developed and therefore reduce demand for the Company’s services. Finally, a reduction in domestic refining capacity would reduce demand for the Company’s services.

Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Marine Transportation Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by Marine Transportation Services’ tankers. New pipeline segments are being planned and approved for the Florida market. The construction and operation of these pipelines could have an adverse effect on Marine Transportation Services’ business.

The Company may have to phase-out its double-bottom tanker from petroleum product transportation service in United States waters. The Oil Pollution Act of 1990 establishes a phase-out schedule, depending upon vessel size and age, for non-double-hull vessels carrying crude oil and petroleum products in U.S. coastwise transportation. The phase-out date for the Company’s non-double-hull tanker, the Seabulk America, is 2015 and unless this vessel is modified with a double-hull, which will require substantial capital expenditure, it will be prohibited from transporting crude oil and petroleum products in U.S. coastwise transportation after this date. It would also be prohibited from transporting petroleum products in most foreign and international markets under a phase-out schedule established by the International Maritime Organization.

The Company may lose eligibility for two tankers retrofitted to a double-hull configuration to engage in U.S. coastwise trade. Two of Marine Transportation Services’ tankers that operate in the U.S. coastwise trade, which is restricted to vessels built or rebuilt in the United States, were retrofitted to a double-hull configuration in a foreign shipyard. The Company is party to litigation regarding the eligibility of such tankers following the retrofit to engage in the U.S. coastwise trade, the loss of which could adversely after the Company’s financial condition and its results of operations. See Item 3. “Legal Proceedings” for a complete description of this litigation.

The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard (“USCG”), Occupational Safety and

Health Administration (“OSHA”), the National Transportation Safety Board (“NTSB”) and the U.S. Customs Service, to regulation by port states and class society organizations such as the American Bureau of Shipping, and to international regulations from international treaties such as the Safety of Life at Sea convention administered by port states and class societies. The USCG, the OSHA and the NTSB set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service and the USCG are authorized to inspect vessels at will.

The Company’s business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Company’s operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase the Company’s costs. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on its business, results of operations and financial condition. For more information, see Item 1. “Governmental Regulation—Environmental Compliance.”

Emergency response revenue is subject to significant volatility. Environmental Services’ response revenues are event driven and can vary greatly from quarter to quarter and year to year based on the number and magnitude of responses. As a result, Environmental Services’ profitability may also vary greatly from quarter to quarter and year to year.

A relaxation of oil spill regulation or enforcement could reduce demand for Environmental Services’ emergency response services. Environmental Services is dependent upon the enforcement of regulations promulgated under OPA 90, international conventions and, to a lesser extent, upon local regulations. Less stringent emergency regulations or less aggressive enforcement of these regulations would decrease demand for Environmental Services’ emergency response services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for Environmental Services’ emergency response services could be adversely impacted.

A change in, or revocation of, National Response Corporation’s classification as an Oil Spill Removal Organization would result in a loss of business. The National Response Corporation (“NRC”) is classified by the USCG as an Oil Spill Removal Organization (“OSRO”). The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the USCG. A loss of NRC’s classification or changes in the requirements for classification could eliminate or diminish NRC’s ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

Environmental Services could incur liability in connection with providing spill response services. Although Environmental Services generally is exempt in the United States from liability under the Clean Water Act (“CWA”) for its own actions and omissions in providing spill response services, this exemption might not apply if it were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. While most of the states within the United States in which Environmental Services provides services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that Environmental Services does not benefit from federal or state exemptions from liability in providing emergency response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others. In the international market, Environmental Services does not benefit from the spill response liability protection provided by the CWA and therefore is subject to the liability terms and conditions negotiated with its international clients.

Inland River Services could experience variation in freight rates. Freight transportation rates may fluctuate as the volume of cargo and availability of barges changes. Volume of freight transported on the U.S. Inland River Waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand and foreign currency exchange rates. Barge participation in the industry can also vary year to year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.

Inland River Services’ results of operations could be adversely affected by the decline in United States grain exports. Inland River Services’ business is significantly affected by the volume of grain exports handled through U.S. Gulf of Mexico ports. Grain exports can vary due to a number of factors including the crop harvest yield levels in the United States and abroad, and the demand for grain in the United States. The shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland River Services.

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

Inland River Services’ results of operations could be materially and adversely affected by fuel price fluctuations. For the most part, Inland River Services purchases towboat and fleeting services from third party vendors. The price of these services can rise when fuel prices escalate and could adversely impact Inland River Services’ results of operations.

The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its businesses. Although the Company maintains insurance coverage against the risks related to its businesses, risks may arise for which it may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

The Company’s global operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. Some of these risks may be hedged, but fluctuations could impact the Company’s financial position. Volatility in international currency exchange rates may have a significant impact on the Company’s operating results. The Company has, and anticipates that it will continue to receive, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during the contract period. The Company’s operating results have been negatively impacted for certain periods and positively impacted for other periods and may continue to be affected to a material extent by the impact of currency fluctuations. Operating results may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to the risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, the results of its operations may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. The current volatility in the financial markets and overall economic uncertainty also increases the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s results of its operations.

Investment in new business strategies and initiatives may present risks not originally contemplated. The Company has invested, and in the future may invest, in new business plans or acquisitions. These activities may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with a plan or acquisitions, inadequate return of capital, and unidentified issues not discovered in due diligence. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse impact on the Company’s financial condition and results of its operations.

Commodity Trading’s results of operations may be materially adversely affected by the availability, demand and price of agricultural commodities, weather, disease, government programs, and competition. The availability and price of agricultural commodities may fluctuate widely due to unpredictable factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect profitability. Reduced supplies of agricultural commodities could limit the ability to procure, transport, store and merchandise agricultural commodities in an efficient manner. In addition, the availability and price of agricultural commodities can be affected by other factors, such as plant disease, which can result in crop failures and reduced harvests.

Commodity Trading is subject to economic downturns, political instability and other risks of doing business globally, which could adversely affect operating results. Commodity Trading conducts its business in many countries and geographic areas, and plans to expand its business in emerging market areas such as Asia, Africa and parts of the Caribbean. Both developed and emerging market areas are subject to economic downturns and emerging market areas could be subject to more volatile economic, political and market conditions. Such economic downturns and volatile conditions may have a negative impact on Commodity Trading’s ability to execute its business strategies and on its operating results. Commodity Trading’s results of operations also could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, including political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, and other trade barriers.

Commodity Trading is subject to government policies and regulations, in general, and specifically those affecting the agricultural sector and related industries, which could adversely affect its operating results. Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of Commodity Trading’s products, restrict its ability to do business in its existing and target markets, and could negatively impact revenues and operating results.

Commodity Trading is subject to numerous laws and regulations globally which could adversely affect operating results. Commodity Trading is required to comply with the numerous and broad reaching laws and regulations administered by United States federal, state, local, and foreign governmental agencies relating to, but not limited to, the sourcing, transporting, storing and merchandising of agricultural commodities and products. Any failure to comply with applicable laws and regulations could subject Commodity Trading to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of its products.

Commodity Trading’s risk management strategies may not be effective. Commodity Trading’s business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. Although Commodity Trading may engage in hedging transactions to manage these risks, such transactions may not be successful in mitigating its exposure to these fluctuations and may adversely affect operating results.

The Company’s inability to attract and retain qualified personnel could have an adverse effect on its business. Attracting and retaining skilled personnel across all of the Company’s business segments is an important factor in its future success. The market for personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel in the future.

The failure to successfully complete construction, conversion, repairs, maintenance or routine drydockings of the Company’s vessels on schedule and on budget could adversely affect the Company’s financial condition and results of operations. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or for other drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial condition and results of operations.

A Violation of the Foreign Corrupt Practices Act may adversely affect the Company’s business and operations. In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has adopted stringent procedures to enforce compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. Any determination that the Company has violated the FCPA could have a material adverse effect on its business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

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

In June 2005, a subsidiary of SEACOR received a document subpoena from the Antitrust Division of the United States Department of Justice. This subpoena relates to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the U.S. Gulf of Mexico. The Company believes that this subpoena is part of a broader industry inquiry and that other providers have also received such subpoena. SEACOR believes it has provided all information requested in response to this investigation.

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

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $60.0 million as of December 31, 2008 and such tankers contributed operating revenues of $29.2 million during the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2008 were as follows:

Name	Age	Position
Charles Fabrikant	64	President, Chief Executive Officer and Chairman of the Board, and has been a director of SEACOR and several of its subsidiaries since 1989. Mr. Fabrikant is also a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. He is also President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Randall Blank	58	Senior Vice President of SEACOR since September 2005 and Chairman, President and Chief Executive Officer of Environmental Services since October 1997. From December 1989 to September 2005, Mr. Blank was Executive Vice President and Chief Financial Officer of SEACOR and from October 1992 to September 2005 he was Secretary of SEACOR. In addition, Mr. Blank has been an officer and director of certain SEACOR subsidiaries since 1989.
James Cowderoy	49	Senior Vice President of SEACOR since August 2006. Previously, he served as a Board Member of SEACOR from August 2001 to August 2006. Mr. Cowderoy served as Managing Director of Stirling Shipping Company Limited until its acquisition by SEACOR in May 2001, and subsequently as Managing Director of SEACOR International Ltd. until May 2002. Mr. Cowderoy is also a director of North England P&I Association Ltd., and Chairman of Marine Shipping Mutual Insurance Company Ltd.
Dick Fagerstal	48	Senior Vice President, Corporate Development and Finance of SEACOR since February 2003 and served as Treasurer from May 2000 to November 2008. From August 1997 to February 2003, Mr. Fagerstal served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain SEACOR’s subsidiaries since August 1997.
John Gellert	38	Senior Vice President since May 2004. Mr. Gellert’s primary responsibility since 2002 has been the operation of the domestic and international divisions of Offshore Marine Services. Mr. Gellert has been an employee of SEACOR since 1992.
Alice Gran	59	Senior Vice President, Legal Affairs and Risk Management of SEACOR since November 2007. Ms. Gran was General Counsel from July 1998 to November 2007, Corporate Secretary from September 2005 to November 2007 and Senior Vice President since May 2004. Ms. Gran joined SEACOR in July 1998. Ms. Gran is a licensed attorney admitted to practice law in the District of Columbia.
Paul Robinson	41	Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.
Richard Ryan	54	Senior Vice President of SEACOR since November 2005 and from September 2005 to November 2005 was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. Mr. Ryan joined SEACOR in 1996. From December 1996 until June 2002 he was International Controller and from July 2002 until becoming Chief Financial Officer served as Managing Director of SEACOR Marine (International) Ltd.
Matthew Cenac	43	Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005 Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR’s subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2009:
First Quarter (through February 20, 2009)	$71.58	$60.90
Fiscal Year Ending December 31, 2008:
First Quarter	$97.80	$81.95
Second Quarter	$92.75	$82.82
Third Quarter	$89.74	$75.51
Fourth Quarter	$79.18	$51.60
Fiscal Year Ending December 31, 2007:
First Quarter	$103.31	$88.04
Second Quarter	$100.22	$90.01
Third Quarter	$96.73	$77.70
Fourth Quarter	$97.00	$87.25

As of February 20, 2009, there were 262 holders of record of Common Stock.

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

Performance Graph

Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2003 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Index, an index of oil service companies published by Simmons and Company, Inc. (the “Simmons Peer Index”).

	December 31
	2003	2004	2005	2006	2007	2008
Company	100	127	162	236	221	159
S&P 500	100	109	112	128	132	81
Simmons Peer Index(1)	100	137	183	257	309	136

(1)	Simmons Peer Index includes the following companies: Bristow Group Inc., PHI, Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Trico Marine Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA and District Offshore, ASA.

Issuer Repurchases of Equity Securities and Debt

In 2008, 2007 and 2006, the Company acquired 2,824,717, 2,366,880 and 727,180 shares of Common Stock for an aggregate purchase price of $240.1 million. From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024. On April 23, June 6 and September 11, 2008, SEACOR announced that its Board of Directors increased such repurchase authority by $70.9 million, $75.5 million and $117.7 million, respectively, to a total authorized expenditure on each occasion of up to $150.0 million. As of December 31, 2008, $149.2 million of the repurchase authority granted by SEACOR’s Board of Directors remained available. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012, and its 9.5% Senior Notes due 2013. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the year ended December 31, 2008, the Company repurchased $64.7 million, principal amount, of its 7.2% Senior Notes due 2009 at an average price of 100 percent of par, $0.5 million, principal amount, of its 5.875% Senior Notes due 2012 at an average price of 86 percent of par and $36.6 million, principal amount, of its 9.5% Senior Notes due 2013 at an average price of 91 percent of par. Subsequent to December 31, 2008, the Company purchased $6.0 million, principal amount, of its 9.5% Senior Notes due 2013 at an average price of 100 percent of par.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
10/01/08-10/31/08	400	$54.86	400	$149,170,064
11/01/08-11/30/08	—	$—	—	$149,170,064
12/01/08-12/31/08	—	$—	—	$149,170,064

(1)	Excludes commissions of $35, or $0.05 per share, paid in 2008.

(2)

Since February 1997, SEACOR’s Board of Directors authorized, in the aggregate, the repurchase of $984.6 million of Common Stock, certain debt or a combination thereof. Through December 31, 2008, the Company has repurchased $757.2 million and $78.2 million of Common Stock and debt, respectively.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Revenues:
Offshore Marine Services	$708,728	$692,418	$682,577	$480,058	$286,721
Marine Transportation Services(1)	114,028	116,037	145,195	72,348	—
Inland River Services	144,022	121,248	147,466	123,231	66,568
Aviation Services(2)	248,627	215,039	156,014	137,555	27,180
Environmental Services	168,030	156,826	144,516	136,577	115,014
Commodity Trading(3)	208,264	9,600	—	—	—
Other(4)	72,881	50,032	49,224	23,292	—
Eliminations and Corporate	(8,624)	(1,970)	(1,547)	(1,057)	(3,623)

	$1,655,956	$1,359,230	$1,323,445	$972,004	$491,860

Operating Income	$342,689	$347,775	$360,748	$177,452	$28,672

Other Income (Expense):
Net interest expense	$(32,113)	$(4,384)	$(15,922)	$(28,951)	$(14,063)
Other income(5)	15,265	7,860	881	45,897	9,677

	$(16,848)	$3,476	$(15,041)	$16,946	$(4,386)

Income from Continuing Operations	$223,688	$241,648	$234,394	$170,345	$19,889

Income from Continuing Operations Per Share:
Basic	$10.71	$10.26	$9.52	$7.89	$1.09
Diluted	9.25	9.04	8.44	6.93	1.08
Statement of Cash Flows Data:
Cash provided by operating activities	$291,624	$385,901	$366,107	$237,645	$34,521
Cash provided by (used in) investing activities	(246,424)	(109,019)	(281,495)	167,243	(318,117)
Cash provided by (used in) financing activities	(298,460)	(247,240)	(64,230)	(131,936)	231,725
Effects of exchange rate changes on cash and cash equivalents	(8,603)	697	2,162	(2,919)	3,125
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$655,803	$1,001,721	$925,725	$674,409	$495,387
Total assets	3,462,200	3,568,651	3,252,982	2,885,141	1,766,009
Long-term debt and capital lease obligations	928,960	937,756	961,003	977,635	582,367
Stockholders’ equity	1,615,174	1,621,819	1,557,078	1,361,305	793,757
Capital Expenditures	$428,478	$537,608	$381,710	$250,459	$200,052
Operating Data:
Offshore Marine Services:
Fleet count, at period ends(6)	190	206	234	301	212
Overall Fleet Utilization(7)	83%	81%	86%	87%	85%
Overall Rates Per Day(7)(8)	$12,396	$11,519	$9,109	$6,757	$5,839
Tanker count, at period end(6)	8	10	10	10	—
Inland River dry cargo barge count, at period end(6)	983	985	1,040	1,139	1,072
Inland River liquid tank barge count, at period end(6)	86	73	61	44	20
Inland River deck barge count, at period end(6)	26	26	7	—	—
Inland River towboat count, at period end(6)	22	17	7	7	6
Helicopter count, at period end(6)	187	171	123	108	127
Harbor and Offshore tugs(6)	35	30	26	26	—
Harbor and Offshore ocean liquid tank barges(6)	3	—	—	—	—

(1)	Marine Transportation Services commenced operations in July 2005 with the Company’s acquisition of Seabulk International, Inc.

(2)	In December 2004, the Company acquired Era Aviation, Inc., significantly increasing the number of helicopters and the size of Aviation Services’ business.

(3)	Commodity Trading commenced operations in March 2007.

(4)	Other includes the operations of Harbor and Offshore Towing Services, which commenced operations in July 2005 with the Company’s acquisition of Seabulk International, Inc.

(5)	Other income principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions. Other income in 2005 included gains and losses from marketable security and foreign currency transactions as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

(6)	Includes assets owned, joint ventured, chartered-in, managed and pooled.

(7)	With respect to any period presented, utilization and rate per day worked are for offshore support vessels that are owned and bareboat chartered-in operating under time charters. Utilization is the ratio of the aggregate number of days worked to total calendar days available for work. Rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked.

(8)	Revenues for certain offshore support vessels included in the calculation of rates per day worked are earned in foreign currencies, primarily pounds sterling, and have been converted to United States dollars at the weighted average exchange rate for the periods indicated.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2008, and its financial condition as of December 31, 2008. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in Item 1A (Risk Factors—Risks, Uncertainties and Other Factors That May Affect Future Results) of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SEACOR Holdings Inc. is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company conducts its activities in six primary business segments:

Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide.

Marine Transportation Services operates a fleet of U.S.-flag product tankers carrying petroleum, crude oil and chemical products in the U.S. coastwise trade.

Inland River Services is primarily engaged in the provision of dry and liquid cargo transportation on the U.S. Inland River Waterways and Gulf Intracoastal Waterways for a range of agricultural and industrial products.

Aviation Services operates a fleet of helicopters principally providing transportation services in support of offshore oil and gas activities in the United States and air medical services to hospitals.

Environmental Services is primarily engaged in the provision of emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the United States and abroad.

Commodity Trading is an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities.

Other primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities.

The Company’s business segments, with the exception of Environmental Services and Commodity Trading, are “asset related” and highly capital-intensive. Demand for the Company’s assets is cyclical in varying degrees, due to changes in the activity levels for those assets as well as availability of supply.

To manage capital successfully over time, the Company continually assesses its asset portfolio and pursues opportunities to realize value from its assets by shifting their operation to other markets or trading them when circumstances warrant. The Company actively buys and sells equipment in the ordinary course of its business, as well as designs, orders, builds, upgrades, operates or re-sells newly constructed equipment. The Company typically pursues a strategy of shedding older assets while adjusting its asset mix. The Company also leases assets to other operators and sells assets to financial lessors and leases them back for varying periods of time. The Company believes that maintaining significant liquidity is an important factor that will enable it to take advantage of opportunities as they arise.

In recent years, the Company has sought to create balance in its businesses and broaden its asset base from support of offshore oil and gas activity, which is highly dependent on energy prices and drilling activity, by investing in barges, tankers and tugs, looking for opportunities to engage in logistics support for movement of agricultural and energy commodities and supporting developing trades in renewable fuels.

The Company is exploring opportunities to extend its aviation activities through investments in sales, marketing and distribution of aircraft and specialized parts and services, maintenance and repair facilities and fixed base operations. In addition, the Company is looking to expand into the Chinese and Indian markets.

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

Consolidated Results of Operations

The Company’s operations are divided into six main business segments – Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services and Commodity Trading. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities. Financial data for segment and geographic areas is reported in Part IV “Note 16. Major Customers and Segment Data” of this Annual Report on Form 10-K.

Offshore Marine Services

The market for offshore oil and gas drilling has historically been cyclical. Demand tends to be linked to the price of oil and gas and those prices tend to fluctuate depending on many factors, including global economic activity and levels of inventory. Price levels for oil and gas can in themselves cause additional fluctuations by inducing changes in consumer behavior. The cyclicality of the market is further exacerbated by the tendency in the industry to order capital assets as demand grows, often resulting in new capacity becoming available just as demand for oil and gas is peaking and activity is about to decline.

Until the latter part of 2008, offshore oil and gas industry markets worldwide were operating at high levels due to increased activity in response to higher oil and gas prices. The precipitous drop in oil and gas prices during the second half of 2008 reduced offshore activity to some degree and the Company expects activity to reduce further in 2009. The Company has responded to prevailing market conditions by cold-stacking 15 U.S. Gulf of Mexico vessels in 2009. The term ‘cold-stacked’ means unmanned and not working. The Company continues to monitor market conditions and will cold-stack additional vessels as it deems appropriate. As of the filing of this Annual Report on Form 10-K, the Company cannot predict when conditions might warrant reactivation of the cold-stacked vessels. While the domestic order book is smaller than the international order book, there is an overhang of capacity in the U.S. market. There is a large international order book of new vessels which is likely to add to oversupply in the North Sea, Asia and West Africa, even if some of the units are cancelled or delivery delayed.

Reduced activity combined with tighter capital and credit markets has created uncertainty over new construction of offshore equipment. The industry order book for new equipment remains large but if and when these assets will be delivered is uncertain. Many of these assets were ordered without firm contractual commitments for employment and should these assets be delivered and placed into service there could be an adverse impact on market conditions.

Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2006, the average age of the owned fleet, excluding standby safety vessels, has been reduced from 14.3 years to 11.1 years. Offshore Marine Services enters 2009 with a limited order book for new equipment and believes its diverse fleet and broad geographical distribution of vessels will assist in weathering the effects of the industry downturn. The Company's strong financial position should enable Offshore Marine Services to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions.

The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of Offshore Marine Services' operating results and cash flows. Unless a vessel is removed from operational service, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization.

The aggregate cost of Offshore Marine Services' operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services' costs and expenses include daily running costs and fixed costs. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. During the last several years, there was pressure to increase crew wages in response to chronic shortages of qualified and experienced crew throughout the world, particularly in the U.S. Gulf of Mexico and West Africa. The cost of basic ship repair activities also increased dramatically driven by labor shortages, shortages of facilities, slow delivery of parts and lack of technical resources. These upward cost pressures moderated in the latter part of 2008 and Offshore Marine Services expects this moderation to continue in 2009.

As of December 31, 2008, Offshore Marine Services had three vessels of various types under construction at shipyards in the United States. In addition, one offshore marine vessel scheduled for delivery during 2008 was not delivered due to fire damage sustained while under construction in a shipyard.

Results of Operations

	2008		2007		2006		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’08/’07	’07/’06
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	336,639	48	335,624	48	371,184	54
Africa, primarily West Africa	123,088	17	159,426	23	158,900	23
United Kingdom, primarily North Sea	74,169	10	73,190	11	62,371	9
Middle East	82,621	12	51,382	8	35,707	5
Asia	34,417	5	29,463	4	37,271	6
Mexico, Central and South America	57,794	8	43,333	6	17,144	3

	708,728	100	692,418	100	682,577	100	2	1

Costs and Expenses:
Operating	390,102	55	374,474	54	338,980	50
Administrative and general	58,422	8	51,908	7	46,377	7
Depreciation and amortization	55,634	8	60,523	9	81,512	11

	504,158	71	486,905	70	466,869	68

Gains on Asset Dispositions and Impairments, net	69,206	10	82,534	12	67,006	9

Operating Income	273,776	39	288,047	42	282,714	41	(6)	2

Other Income (Expense):
Foreign currency losses, net	(422)	—	(760)	—	(1,095)	—
Other, net	(12)	—	10	—	152	—
Equity in Earnings of 50% or Less Owned Companies	11,068	2	14,221	2	11,592	2

Segment Profit	284,410	41	301,518	44	293,363	43	(6)	3

Operating Revenues—2008 compared with 2007. Overall operating revenues increased by $16.3 million in 2008 compared with 2007. Overall average day rates increased from $11,519 per day in 2007 to $12,396 per day in 2008, resulting in additional operating revenues of $36.5 million. Overall utilization improved from 81% in 2007 to 83% in 2008, resulting in an increase in operating revenues of $6.5 million. Total days available for charter decreased in 2008 by 7,745, or 11%, due to net fleet dispositions which resulted in a decrease in operating revenues of $35.9 million. Operating revenues were $22.9 million higher in 2008 due to increased third party vessel brokerage activity in the Middle East, higher other marine services revenues and increased bareboat charter hire in South America and Asia. Operating revenues were $13.7 million lower due to the impact of downtime for vessel mobilizations and unfavorable exchange rate changes in the North Sea.

Operating Income—2008 compared with 2007. Operating income in 2008 included $69.2 million of gains on asset dispositions compared with $82.5 million of gains in 2007. Excluding the impact of these gains, operating income decreased by $0.9 million. The improvements in operating revenues noted above were offset by higher operating expenses, primarily due to higher crew wage expense, higher regulatory drydock expense and an increase in third party charter-in expense as a result of increased third party vessel brokerage activity.

Administrative and general expenses were $6.5 million higher in 2008 primarily due to higher provisions for doubtful accounts, costs incurred for international staff severance and expenses related to hurricane disruptions in the U.S. Gulf of Mexico. Depreciation expense was $4.9 million lower in 2008 due to net fleet dispositions.

Operating Revenues—2007 compared with 2006. Overall operating revenues increased by $9.8 million in 2007 compared with 2006. Overall average day rates improved in all geographic regions resulting in additional operating revenues of $97.4 million. Overall fleet utilization was 81% in 2007 compared with 86% in 2006. The reduction was primarily due to a softening shelf market in the United States Gulf of Mexico in the second half of 2007 and resulted in a decrease in operating revenues of $45.8 million. Utilization in the international regions remained consistent with 2006 except in the Middle East where utilization improved from 72% in 2006 to 84% in 2007. Total days available for charter decreased by 13,354, or 16%, due to net fleet dispositions and resulted in an overall decrease of $66.7 million in operating revenues. The redeployment of vessels primarily from the U.S. Gulf of Mexico and Asia to other geographic regions, including Mexico, Central and South America, West Africa and the Middle East added additional operating revenues of $13.8 million. In addition, operating revenues increased $5.5 million due to favorable changes in currency exchange rates in the North Sea region and $5.6 million due to higher other marine services revenues.

Operating Income—2007 compared with 2006. Operating income in 2007 improved by $5.3 million over 2006. The improvements in operating revenues noted above were partially offset by increased operating expenses primarily due to higher crew wage expense as a result of labor shortages in most regions, higher other marine services revenues, primarily in the Middle East region and an additional contribution to the United Kingdom Merchant Navy Officers’ Pension Fund. Depreciation expense was significantly lower due to the net reduction in fleet size. Gains from the disposition of assets were $82.5 million in 2007 compared with $67.0 million in 2006.

Equity in Earnings of 50% or Less Owned Companies. Equity in earnings were $3.2 million lower in 2008 compared with 2007 and were $2.6 million higher in 2007 compared with 2006. Results in 2008 were positively impacted by improved performance from a lift boat joint venture in the U.S. Gulf of Mexico and a Norwegian joint venture. During 2007, the Company recognized gains on the sale of its interests in joint ventures in Egypt and South America and realized improved performance from a joint venture in the U.S. Gulf of Mexico. During 2006, the Company recognized gains on the sale of its interest in a joint venture in Mexico.

Operating Statistics

The table below sets forth average rates per day worked, utilization and available days data for each group of Offshore Marine Services’ vessels operating under time charters for the periods indicated. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked by to total calendar days available for work. Available days represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

	2008	2007	2006	Q4 2008	Q4 2007
Rates Per Day Worked:
Anchor handling towing supply	$40,691	$32,782	$22,559	$43,558	$36,005
Crew	6,934	6,584	6,019	7,228	6,675
Mini-supply	6,714	6,460	6,121	6,152	6,436
Standby safety	9,697	10,049	8,739	8,376	10,457
Supply	16,647	13,571	11,559	17,020	14,731
Towing supply	10,804	11,308	8,861	11,387	10,855
Specialty(1)	11,801	11,046	8,584	11,480	11,942
Overall Average Rates Per Day Worked	12,396	11,519	9,109	12,402	12,262
Utilization:
Anchor handling towing supply	80%	89%	89%	83%	86%
Crew	81%	76%	87%	90%	68%
Mini-supply	72%	64%	84%	80%	57%
Standby safety	90%	91%	92%	91%	90%
Supply	88%	89%	81%	84%	91%
Towing supply	89%	84%	85%	87%	73%
Specialty(1)	92%	85%	78%	95%	95%
Overall Fleet Utilization	83%	81%	86%	88%	76%
Available Days:
Anchor handling towing supply	6,252	6,744	7,877	1,540	1,586
Crew	25,774	27,776	32,079	6,383	6,732
Mini-supply	7,027	7,810	9,556	1,664	1,884
Standby Safety	8,449	7,933	7,665	2,147	2,111
Supply	8,049	8,322	11,233	1,885	2,037
Towing supply	4,795	8,564	11,162	1,091	1,725
Specialty(1)	2,881	3,823	4,754	497	920

Overall Fleet Available Days	63,227	70,972	84,326	15,207	16,995

(1)	Previously referred to as “Other” and includes anchor handling tugs, lift boats, accommodation, line handling and other vessels.

Marine Transportation Services

Demand for the Company’s tankers is dependent on several factors, including petroleum production and refining activity levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals and competition from foreign imports of oil products. During 2007 and 2006, other operators placed orders for the construction of new double-hulled tankers and barges that are expected to be qualified for operation in the U.S. coastwise trade when delivered. The Company is uncertain as to whether the market will be able to absorb this additional capacity. During 2006, in response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet’s future earnings, Marine Transportation Services entered into a firm nine year arrangement to bareboat charter-out four vessels with staggered delivery dates. The first vessel began its charter in March 2007 and the second vessel began its charter in September 2008.

As of December 31, 2008, the Company believes third parties had contracted to build approximately 37 U.S.-flag tank vessels that could compete with Marine Transportation Services’ equipment. Fourteen vessels are scheduled to be delivered in 2009 and 16 in 2010, with the balance to be delivered through 2013. It is anticipated that vessel retirements under OPA 90 regulations will be two in 2009, one in 2010 and another 21 between 2011 and January 1, 2015.

OPA 90 prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the IMO. Two of the Company’s double-bottom vessels were retro-fitted to a double-hull configuration thereby enabling them to continue to operate beyond their mandated retirement dates in 2011. One vessel returned to service in June 2007, having been off-hire since the fourth quarter of 2006, and the second vessel began its retrofit in March of 2007 and returned to service in November 2007.

One of the Company’s double-bottom vessels ceased petroleum cargo operations having reached its OPA 90 mandated retirement date; the vessel completed a one-way grain voyage in early 2008 and was subsequently sold to a third party for scrapping. The Company’s only single-hull vessel completed a one-way grain voyage in early 2008 and was also sold to a third party for scrapping.

In the year ended December 31, 2008, Marine Transportation Services earned 74% of its operating revenues under time charters, 10% under bareboat charters and 16% under contracts of affreightment. In the year ended December 31, 2007, Marine Transportation Services earned 72% of its operating revenues under time charters, 6% under a bareboat charter and 22% under contracts of affreightment.

Marine Transportation Services’ costs and expenses include daily running costs and fixed costs. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. The most significant components of maintenance and repair expenses are drydocking costs, which are expensed as incurred. Vessel drydockings are regularly performed in accordance with applicable regulations and if a disproportionately large number of drydockings are undertaken in a particular fiscal year or calendar quarter, operating expenses may vary significantly when compared with a prior year or quarter.

Depreciation is Marine Transportation Services’ principal fixed cost. Depreciation depends on the acquisition costs of vessels and their related useful life and salvage value assumptions. The costs to retrofit the two double-bottom vessels described above were capitalized and are being depreciated over the remaining life of the vessels. All associated costs, including the mobilizations and regulatory drydocking costs, were expensed as incurred.

Results of Operations

	2008		2007		2006		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’08/’07	’07/’06
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	111,497	98	116,037	100	144,738	100
Foreign	2,531	2	—	—	459	0

	114,028	100	116,037	100	145,195	100	(2)	(20)

Costs and Expenses:
Operating	72,246	63	90,702	78	81,493	56
Administrative and general	6,302	6	5,309	5	4,173	3
Depreciation and amortization	32,013	28	38,248	33	40,665	28

	110,561	97	134,259	116	126,331	87

Gains on Asset Dispositions and Impairments, net	3,629	3	—	—	—	—

Operating Income (Loss)	7,096	6	(18,222)	(16)	18,864	13	139	(197)

Other Income (Expense):
Foreign currency gains (losses), net	55	—	43	—	(22)	—

Segment Profit (Loss)	7,151	6	(18,179)	(16)	18,842	13	139	(197)

Operating Revenues—2008 compared with 2007. Operating revenues decreased by $2.0 million in 2008 compared with 2007. Operating revenues were lower due to the sale and subsequent scrapping of the Seabulk Power in January 2008 and the Seabulk Magnachem in March 2008, out-of-service time for the Seabulk Arctic and Seabulk Pride while undergoing regulatory dockings in 2008, and the change in contract status of the Mississippi Voyager (formerly—Seabulk Mariner) and California Voyager (formerly—Brenton Reef) from time charter to long-term bareboat charter in March 2007 and September 2008, respectively. Operating revenues were higher for the Seabulk Trader and Seabulk Challenge, both of which incurred significant out-of-service time in 2007 while undergoing retrofits to double-hull configuration, and for the Seabulk Energy which had a higher average day rate in 2008.

Operating Income (Loss)—2008 compared with 2007. Operating income increased by $25.3 million in 2008 compared with 2007 primarily due to lower costs and expenses. Operating expenses were lower primarily due to the sale and subsequent scrapping of the Seabulk Power and Seabulk Magnachem, lower drydocking expenses and the change in contract status of the Mississippi Voyager (formerly—Seabulk Mariner) and California Voyager (formerly—Brenton Reef) from time charter to long-term bareboat charters. In addition, depreciation charges were lower due to the sale of the Seabulk Power and the extension of the retro-fitted tankers useful lives. Operating income in 2008 included $3.6 million in gains on asset dispositions.

Operating Revenues—2007 compared with 2006. The reduction in operating revenues was primarily due to the extended off-hire period for the Seabulk Challenge between March and November while undergoing a retro-fit to double-hull configuration, the removal of the Seabulk Magnachem from service in February 2007 having reached its mandated OPA 90 retirement date, the change in contract status of the Mississippi Voyager (formerly—Seabulk Mariner) from time charter to long-term bareboat charter commencing in March 2007, and the regulatory drydocking of the Seabulk America in the fourth quarter of 2007.

Operating Income (Loss)—2007 compared with 2006. The reduction in operating income was primarily due to the reduction in operating revenues and significant regulatory drydocking expense for the Seabulk Challenge while undergoing a retrofit, the change in contract status of the Mississippi Voyager (formerly—Seabulk Mariner) from time charter to long-term bareboat charter commencing in March 2007, the lost operating revenues coupled with drydocking expenses for the Seabulk America, and the removal from service of the Seabulk Magnachem.

Inland River Services

During the year ended December 31, 2008, the inland river industry faced a number of challenges including logistical difficulties, a reduction in industrial cargo, and higher operating costs particularly in the first part of the year primarily due to the high price of fuel.

Grain freight rates remained strong for much of 2008 primarily due to the impact of logistical issues on the Mississippi River. In the first half of the year, heavy precipitation caused flooding and barge operating restrictions due to high water conditions. Activity was further disrupted in the summer months, first by an extensive oil spill that closed part of the New Orleans Harbor to all navigation and then by Hurricanes Gustav and Ike that affected navigation and grain loading activity. In overall terms, these disruptions resulted in large numbers of barges being out-of-position as the harvest season commenced and contributed to significantly higher freight rates for moving grain and grain by-products south in the last quarter of the year.

In the first three quarters of 2008, river-borne grain shipments were impacted by high ocean freight rates resulting in a significant cost disadvantage for grain exporters shipping to Asia from U.S. Gulf of Mexico ports compared with shipping to Asia through ports in the Pacific Northwest. Beginning in September 2008, following a dramatic reduction in ocean freight rates, river-borne transportation and exports through U.S. Gulf of Mexico ports became more competitive.

At the end of 2008, the average age of the Inland River Services’ dry cargo barge fleet was less than five years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways. Inland River Services believes that approximately 33% of the dry cargo barge fleet and 51% of the liquid tank barge fleet operating on the U.S. Inland River Waterways are over 20 years old. Inland River Services expects the relatively young age of its fleet to enhance availability and reliability, reduce downtime for repairs and limit replacement capital expenditures required to maintain its fleet size and revenue generating capacity.

For the year ended December 31, 2008, Inland River Services earned 59% of its operating revenues from participation in dry cargo barge pools that it managed, 15% from liquid unit tow operations, 7% from the charter-out of dry cargo barges, 7% from 10,000 barrel liquid tank barge operations and 12% from the operation of inland towboats and other activities. For the year ended December 31, 2007, Inland River Services earned 62% of its operating revenues from participation in dry cargo barge pools that it managed, 9% from liquid unit tow operations, 12% from the charter-out of dry cargo barges, 8% from 10,000 barrel liquid tank barge operations and 9% from the operation of inland towboats and other activities.

The following table presents, for the years indicated, Inland River Services’ interest in the tons hauled, percentage of tons moved and percentage of operating revenues derived from the movement of cargo and earned from its participation in dry cargo barge pools.

	2008			2007			2006
(in thousands)	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues
Grain	1,977	56%	53%	1,742	57%	57%	2,392	50%	47%
Non-Grain	1,524	44%	47%	1,315	43%	43%	2,386	50%	53%

	3,501	100%	100%	3,057	100%	100%	4,778	100%	100%

Dry cargo barge expenses are typically differentiated between those directly related to voyages including towing, switching, fleeting and cleaning costs and non-voyage related expenses including repair costs, insurance and depreciation. In order to maintain control over the costs of towing, fleeting, cleaning and switching, Inland River Services endeavors to secure contracts of twelve months or longer with key vendors to provide these essential services. These contracts normally include fuel price and other cost adjustment clauses. For barges chartered-out, expense is limited to depreciation.

Results of Operations

	2008		2007		2006		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’08/’07	’07/’06
	$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	144,022	100	121,248	100	147,466	100	19	(18)

Costs and Expenses:
Operating	82,419	57	57,458	47	69,359	47
Administrative and general	7,887	5	6,807	6	3,988	2
Depreciation and amortization	16,582	12	16,307	13	14,300	10

	106,888	74	80,572	66	87,647	59

Gains on Asset Dispositions	10,394	7	30,562	25	84	—

Operating Income	47,528	33	71,238	59	59,903	41	(34)	19

Other Income (Expense):
Other, net	16	—	108	—	28	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	388	—	7,650	6	(3)	—

Segment Profit	47,932	33	78,996	65	59,928	41	(39)	32

Operating Revenues—2008 compared with 2007. Operating revenues increased in 2008, primarily due to the impact of by new equipment placed into service in the liquid unit tow operation. Operating revenues were also favorably impacted by increased activity on the lower Mississippi River and higher rates. In addition, operating revenues were higher following the return of 68 dry cargo barges to the pooled operating fleet that were previously on a long term charter to a third party. The commencement of terminal operations in Sauget, Illinois also contributed to revenue growth.

Operating Income—2008 compared with 2007. Operating income in 2008 included $10.4 million in gains on asset dispositions compared with gains of $30.6 million in 2007. Excluding the impact of these gains, operating income decreased by $3.5 million. The improvements in operating revenues noted above were offset by higher operating expenses, primarily due to higher fuel, towing, fleeting and switching costs and higher repair and maintenance costs. In addition, wage and benefit costs were higher as a result of additional activity in the liquid unit tow operation.

Operating Revenues—2007 compared with 2006. Operating revenues decreased in 2007, primarily due to the reduction in the owned dry cargo barge fleet following sales to third parties and the sale and contribution of equipment into Inland River Services’ foreign and domestic joint ventures. Operating revenues were also impacted by lower freight rates and reduced northbound loadings. The decreases were partially offset by operating revenues generated by equipment added in an acquisition in March 2007.

Operating Income—2007 compared with 2006. Operating income increased in 2007 primarily due to gains on the sale of equipment to third parties and joint ventures. Operating expenses as a percentage of revenue were consistent period over period while administrative and general expenses were higher due to an acquisition.

Equity in Earnings of 50% or Less Owned Companies. Equity in earnings decreased in 2008 primarily due to the results of an Inland River Services’ joint venture that owns a fleet of inland river transportation assets and enters into strategic positions in marketable securities and commodity futures. In 2008, this joint venture recorded losses from its trading activities and recognized an impairment charge on its prime brokerage exposure.

Aviation Services

A significant portion of Aviation Services’ operations involves transportation services provided to offshore oil and gas customers. As with the Company’s Offshore Marine Services segment, this market is highly cyclical with demand linked to oil and gas prices which tend to fluctuate depending on many factors, including global economic activity and levels of inventory. The U.S. Gulf of Mexico continues to represent Aviation Services’ major market.

Aviation Services’ current revenue stream from the support of oil and gas activities is balanced between the exploration and production activities of its customers. Exploration and development activities generally require medium size and heavy aircraft, which typically earn higher margins. Production related activities are less sensitive to variations in commodity prices and accordingly provide a more stable demand for services. Aviation Services has concentrated its production support in deepwater areas and with pipeline companies. It performs very little shallow water production support.

In recent years Aviation Services’ oil company customers have been seeking modern aircraft that offer enhanced safety features and greater performance. Some customers have also been moving from small single engine aircraft to small twin engine aircraft due to the additional safety afforded from two engines when flying extended range missions in deepwater areas.

During 2008, Aviation Services began greater promotion and marketing of its training services. The Company, through its subsidiaries and a joint venture, offers training services to third parties using a mix of classrooms, flight training devices and aircraft.

Maintenance and repair expenses, employee compensation, insurance costs and fuel expenses represent a significant portion of Aviation Services’ overall operating costs. All maintenance and repair costs, including aircraft refurbishments and engine and major component overhauls, are expensed as incurred. Should a disproportionate number of refurbishments or overhauls be undertaken in a particular fiscal year or calendar quarter, comparative operating expense may vary considerably.

Certain third party vendors maintain the engines and components on some of Aviation Services’ helicopters under programs that require it to pay ratably for the service based on actual flight hours flown. The costs are normally billed on a monthly basis and expensed as incurred. In the event that Aviation Services places an aircraft in a program after a maintenance period has begun it is normally necessary to pay an initial buy-in charge based on hours flown to date. If a helicopter is sold before the scheduled maintenance work is carried out, Aviation Services may be able to recover part of the expenditure incurred up to that point. The impact of entry into and exit from these programs can have a significant impact on Aviation Services’ repair and maintenance costs.

In addition to variable operating expenses, Aviation Services incurs fixed charges for depreciation of aircraft and other property and equipment.

In measuring and evaluating Aviation Services’ performance, management considers flight hours flown. Hours flown were 74,203, 74,766 and 62,609 for the years ended December 31, 2008, 2007 and 2006, respectively, and include hours flown for oil and gas support services, air medical services, flightseeing activities and international leasing activities. These hours are not necessarily indicative of management’s expectations for future flight hours for the Aviation Services’ fleet.

Results of Operations

	2008		2007		2006		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’08/’07	’07/’06
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	223,193	90	199,891	92	149,061	96
Foreign	25,434	10	15,148	8	6,953	4

	248,627	100	215,039	100	156,014	100	16	38

Costs and Expenses:
Operating	181,490	73	157,240	73	121,569	78
Administrative and general	20,130	8	18,865	9	14,945	9
Depreciation and amortization	36,411	15	27,561	13	19,956	13

	238,031	96	203,666	95	156,470	100

Gains on Asset Dispositions and Impairments, net	4,883	2	8,032	4	11,088	7

Operating Income	15,479	6	19,405	9	10,632	7	(20)	83

Other Income (Expense):
Derivative gains (losses), net	274	—	(2,695)	(1)	(1,397)	(1)
Foreign currency gains (losses), net	271	—	44	—	(49)	—
Other, net	38	—	613	—	653	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(461)	—	(8)	—	38	—

Segment Profit	15,601	6	17,359	8	9,877	6	(10)	76

Operating Revenues—2008 compared with 2007. Operating revenues increased in 2008 due to several factors. Operating revenues from international leasing activities increased by $12.7 million as more aircraft were dedicated to the international leasing market. As of December 31, 2008, excluding joint ventures, 24 helicopters were operating in the international leasing market compared with 16 as of December 31, 2007. In the U.S. Gulf of Mexico, although flight hours decreased, operating revenues improved by $8.9 million primarily due to the replacement of older equipment with newer helicopters that earned generally higher contract rates and higher utilization of the heavy helicopter fleet. Operating revenues in Alaska increased by $7.8 million, primarily due to a higher volume of fuel sales and higher fuel prices at the FBO and an additional oil and gas support contract. Operating revenues from air medical services improved by $4.2 million due to additional contracts with hospitals.

Operating Income—2008 compared with 2007. Operating income in 2008 included $4.9 million of gains on asset dispositions compared with gains of $8.0 million in 2007. Excluding the impact of these gains, operating income from flight operations decreased by $0.8 million. The improvements in operating revenues noted above were offset by higher operating expenses, primarily for fuel, repairs and maintenance, expenses related to hurricane disruptions in the U.S. Gulf of Mexico and higher depreciation charges as a result of net aircraft additions.

Operating Revenues—2007 compared with 2006. The acquisition of Air Medical Services in early 2007 accounted for 61% of the $59.0 million increase in operating revenues between 2006 and 2007. In the U.S. Gulf of Mexico, although flight hours were lower, operating revenues increased due to generally better rates as newer equipment was placed in service. Operating revenues in Alaska were positively impacted by increased flight hours in support of oil and gas activity and higher rates. International revenues increased as additional aircraft were placed on long-term leases outside of the United States.

Operating Income—2007 compared with 2006. Operating income in 2007 included $8.0 million of gains on asset dispositions compared with gains of $11.1 million in 2006. Excluding the impact of these gains, operating income from flight operations increased by $11.8 million. This increase was primarily due to the improvement in operating revenues noted above, partially offset by higher operating expenses, primarily for wages and benefit costs which increased due to the Air Medical Services acquisition and because of wage increases in the U.S. Gulf of Mexico. Repair and maintenance costs, fuel costs and depreciation charges were also higher primarily as a result of the Air Medical Services acquisition and other net aircraft additions. Operating income also improved due to hurricane related insurance recoveries.

Derivative Gains (Losses), net. Aviation Services has forward currency exchange contracts designated as fair value hedges for the purchase of capital equipment. The reported gains and losses represent the ineffective portion of the hedges.

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

During the year ended December 31, 2008, Environmental Services continued to build on its environmental and consulting base through acquisitions. On January 2, 2008, the Company acquired all of the issued and outstanding shares of Trident Port Services, Inc., a provider of environmental, marine and port services in northern California.

Operating results and cash flows can be very dependent on the number of emergency responses in a given fiscal period, the magnitude of each emergency and the profit margin earned. Consequently, emergency response revenues and related income can vary materially between comparable periods. The revenues from any one period are not indicative of a trend or anticipated results in future periods.

Costs of emergency response activities can include payments to sub-contractors for labor, equipment and materials and/or the direct charge of labor, equipment and materials provided by Environmental Services. Profit margins vary based on the use of the Company’s personnel and equipment resources versus the use of third-party personnel and equipment.

Results of Operations

	2008		2007		2006		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	‘08/’07	‘07/’06
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	134,574	80	118,374	75	112,960	78
Foreign	33,456	20	38,452	25	31,556	22

	168,030	100	156,826	100	144,516	100	7	9

Costs and Expenses:
Operating Expenses	117,326	70	111,297	71	103,154	71
Administrative and general	27,527	16	23,310	15	20,593	15
Depreciation and amortization	7,053	4	4,853	3	3,358	2

	151,906	90	139,460	89	127,105	88

Gains (Losses) on Asset Dispositions	124	—	175	—	(198)	—

Operating Income	16,248	10	17,541	11	17,213	12	(7)	2

Other Income (Expense):
Foreign currency losses, net	(318)	—	(61)	—	(148)	—
Other, net		—	(1)	—	27	—
Equity in Earnings of 50% or Less Owned Companies	616	—	237	—	60	—

Segment Profit	16,546	10	17,716	11	17,152	12	(7)	3

Operating Revenues—2008 compared with 2007. Operating revenues increased by $11.2 million in 2008 compared with 2007 primarily due to an increase in retainer and project management revenues partially offset by a decrease in emergency response revenues. The increase in retainer revenues was primarily due to higher revenues from facility and ship owners through the expansion of Environmental Services’ customer base and greater vessel activity. The increase in project management revenues was primarily due to the impact of a full year of activity for acquisitions completed in late 2007. The decrease in emergency response revenues was primarily due to significant response events occurring in 2007. Emergency response activities accounted for 26% and 30% of Environmental Services’ operating revenues in 2008 and 2007, respectively.

Operating Income—2008 compared with 2007. Operating income decreased by $1.3 million in 2008 compared with 2007. Operating expenses increased due to higher activity levels. Administrative and general expenses increased primarily due to increased overhead costs associated with acquisitions completed in late 2007. Depreciation and amortization expenses increased primarily due to higher amortization expense for intangible assets related to the 2007 acquisitions.

Operating Revenues—2007 compared with 2006. Operating revenues increased by $12.3 million in 2007 compared with 2006 primarily due to a 28% increase in consulting and project management revenues, offset by an 8% decrease in emergency response revenues. Consulting and project management revenues accounted for 57% and 51% of Environmental Services’ operating revenues in 2007 and 2006, respectively, with 2007 including $11.0 million of operating revenues from acquisitions. Emergency response activities accounted for 30% and 35% of Environmental Services’ operating revenues in 2007 and 2006, respectively.

Operating Income—2007 compared with 2006. Operating income increased by $0.3 million in 2007 compared with 2006. Emergency response activity in 2007 generated higher margins than in 2006, due to greater utilization of company-owned equipment partially offset by a decrease in income from consulting and project management services due to lower margins. Operating income from acquisitions was $1.6 million. The increases in administrative and general expenses and depreciation were primarily due to acquisitions.

Commodity Trading

The profitability of Commodity Trading is affected by the availability and market prices of agricultural and energy commodities and the availability and costs of transportation and logistics services, including truck, barge, rail and ocean freight. Results in 2008 exceeded 2007 primarily due to the expansion into the rice trading business. Operating margins were influenced by high rice prices in the first half of 2008 during an expected global rice shortage. Operating margins in the energy group were consistent with management expectations. During the year ended December 31, 2008, the energy group expanded into the transportation of clean blendstocks.

Commodity Trading expects that population growth, rising standards of living and rising global demand for renewable fuels will continue to increase global demand for agricultural and energy commodities. However, from time to time, imbalances may exist between capacity and demand for rice, sugar and energy related products in certain markets, which impacts whether, when and where to purchase, store, transport or sell these commodities, including whether to change the location of Commodity Trading’s inventories.

	2008		2007		2006		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’08/’07	’07/’06
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	85,304	41	9,600	100	—	—
Foreign	122,960	59	—	—	—	—

	208,264	100	9,600	100	—	—	2069

Costs and Expenses:
Operating	189,905	91	9,731	101	—	—
Administrative and general	8,960	4	855	9	—	—

	198,865	95	10,586	110	—	—

Operating Income (Loss)	9,399	5	(986)	(10)	—	—	1053

Other Income (Expense):
Derivative gains (losses), net	(429)	(1)	736	8	—	—
Foreign currency gains, net	70	—	—	—	—	—
Other, net	8	—	—	—	—	—
Equity in Earnings of 50% or Less Owned Companies	173	—	—	—	—	—

Segment Profit (Loss)	9,221	4	(250)	(2)	—	—	3788

Operating Results—2008 compared with 2007. Operating results improved in 2008 compared with 2007 due to the commencement of rice trading activities in the agricultural group and a full year of activity for the energy group and its expansion into freight and logistics management. During 2008, Commodity Trading made an equity investment in a sugar trading business that generated equity in earnings of $0.2 million.

Operating Results—2007 compared with 2006. The Company’s Commodity Trading segment began operations in March 2007 and focused on renewable fuels throughout the year.

Other Segment Profit (Loss)

				Percent Change
	2008	2007	2006	‘08/’07	‘07/’06
	$ ’000	$ ’000	$ ’000%		%
Harbor and Offshore Towing Services	9,572	2,970	6,430	222	(54)
Other, net	957	781	(8)	23	99
Equity in Earnings (Losses) of 50% or Less Owned Companies	285	(35)	3,125	914	(101)

	10,814	3,716	9,547	191	(61)

Harbor and Offshore Towing Services. Segment profit increased in 2008 compared with 2007 primarily due to tariff increases and the commencement of terminal operations in St. Eustatius. These increases were partially offset by higher fuel costs and the cost of providing third-party equipment to support the start-up of the St. Eustatius terminal operation. Segment profit decreased in 2007 compared with 2006 primarily due to higher wage and benefit costs as a result of union wage and benefit increases, higher regulatory drydocking costs and increased depreciation expense on new equipment.

Other, net. Segment profit increased in 2008 compared with 2007, and 2007 compared with 2006, due to asset sales in the Company’s leasing activities.

Equity in Earnings of 50% or Less Owned Companies. Equity earnings in 2006 included gains on the sale of a handymax dry bulk ship by one of the Company’s joint ventures.

Corporate and Eliminations

				Percent Change
	2008	2007	2006	‘08/’07	‘07/’06
	$ ’000	$ ’000	$ ’000%		%
Corporate Expenses	(37,217)	(33,250)	(35,375)	(11)	6
Eliminations	(279)	21	23	(1428)	(9)

Operating Loss	(37,496)	(33,229)	(35,352)	(12)	6

Other Income (Expense):
Derivative gains (losses), net	(13,448)	13,027	7,944	(203)	64
Foreign currency gains (losses), net	(7,344)	1,079	3,820	(781)	(72)
Other, net	266	(859)	87	131	(1087)

Corporate Expenses. Corporate expenses increased in 2008 compared with 2007 primarily due to higher wage and benefit costs and severance and relocation expenses. Corporate expenses decreased in 2007 compared with 2006 primarily due to lower legal and bank and finance costs.

Derivative gains (losses), net. Derivative losses, net in 2008 were primarily due to losses on U.S. treasury notes and bond future and option contracts and forward currency exchange, option and future contracts partially offset by gains on equity options. Derivative gains, net in 2007 were primarily due to net gains on forward currency exchange, option and future contracts. Derivative gains, net in 2006 were primarily due to net gains on forward currency exchange contracts and commodity futures partially offset by losses on an interest rate swap.

Other Income (Expense) not included in Segment Profit (Loss)

				Percent Change
	2008	2007	2006	‘08’07	‘07/’06
	$’000	$’000	$’000%		%
Interest income	19,788	45,173	37,993	(56)	19
Interest expense	(51,901)	(49,557)	(53,915)	5	8
Debt extinguishment gains, net	6,265	197	236	3080	—
Marketable security gains (losses), net	30,105	(3,391)	(9,003)	988	62

	4,257	(7,578)	(24,689)	156	69

Interest income. Interest income decreased in 2008 compared with 2007 primarily due to lower invested cash balances and lower interest rates. Interest income increased in 2007 compared with 2006 primarily due to higher average invested balances partially offset by lower rates of return on invested balances due to the Company investing available cash primarily in short-term U.S. treasury securities.

Interest expense. Interest expense increased in 2008 compared with 2007 primarily due to lower capitalized interest partially offset by lower overall interest rates. In 2008, the Company repurchased $101.8 million in principal amount of its Senior Notes and drew $100.0 million on its revolving credit facility, resulting in a lower overall interest rate. Interest expense decreased in 2007 compared with 2006 primarily due to higher capitalized interest and lower debt levels.

Debt extinguishment gains, net. During the year ended December 31, 2008, the Company purchased $64.7 million, principal amount, of its 7.2% Senior Notes due September 2009 at an average price of 100 percent of par, $36.6 million, principal amount, of its 9.5% Senior Notes due August 2013 at an average price of 91 percent of par and $0.5 million, principal amount, of its 5.875% Senior Notes due October 2012 at 86 percent of par. The gains resulted primarily from the purchase of the notes at average prices below par and the recognition of unamortized premiums.

Marketable security gains (losses), net. In 2008, marketable security gains, net are primarily due to realized and unrealized gains on short sales of marketable securities, partially offset by realized and unrealized losses on the Company’s long marketable security positions. In 2007 and 2006, marketable security losses, net are primarily due to short sale activities.

Income Taxes

The Company’s effective income tax rate in 2008, 2007 and 2006 was 34.8%, 37.1% and 36.2%, respectively. During the year ended December 31, 2008, the Company’s effective income tax rate was reduced 1.2% as a result of lower state tax apportionment factors.

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

Summary of Cash Flows

	2008	2007	2006
	$ ’000	$ ’000	$ ’000
Cash provided by (used in):
Operating Activities	291,624	385,901	366,107
Investing Activities	(246,424)	(109,019)	(281,495)
Financing Activities	(298,460)	(247,240)	(64,230)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,603)	697	2,162

Net Increase (Decrease) in Cash and Cash Equivalents	(261,863)	30,339	22,544

Operating Activities

Cash flows provided by operating activities decreased in 2008 compared with 2007 primarily due to lower deferrals of income tax obligations and net purchases of marketable securities, partially offset by improved operating results before depreciation and gains on asset dispositions in the Company’s business segments and declines in working capital.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities and transferred securities of $72.9 million with net unrealized holding losses of $4.6 million from their previous available-for-sale designation. Cash flows from trading securities are reported within operating activities. Prior to this transfer, cash flows relating to available-for-sale securities were reported within investing activities. During the three months ended December 31, 2008, cash used to purchase marketable security long positions was $23.2 million and cash used to cover marketable security short positions was $37.1 million. During the three months ended December 31, 2008, cash received from the sale of marketable security long positions was $20.5 million and cash received upon entering into marketable security short positions was $3.7 million.

Cash flows provided by operating activities improved in 2007 compared to 2006 primarily due to declines in working capital, partially offset by reduced operating results before depreciation and gains on asset dispositions in the Company’s business segments.

Investing Activities

Cash flows used in investing activities increased in 2008 compared with 2007 primarily due to lower proceeds from the sale of property and equipment and higher net purchases of marketable securities partially offset by lower purchases of property and equipment and net withdrawals from construction reserve funds.

Cash flows used in investing activities decreased in 2007 compared with 2006 primarily due to higher proceeds from the sale of property and equipment and lower net withdrawals from construction reserve funds partially offset by higher purchases of property and equipment.

Purchases of property and equipment were $428.5 million, $537.6 million and $381.7 million in 2008, 2007 and 2006, respectively. In 2008, ten offshore support vessels, 19 dry cargo barges, eight liquid tank barges, four towboats, 25 helicopters, three ocean liquid tank barges and four harbor tugs were delivered. During 2007, 18 offshore support vessels, 52 dry cargo barges, four liquid tank barges, 19 deck barges, 26 helicopters and five harbor tugs were delivered. During 2006, ten offshore support vessels, 79 barges and 21 helicopters were delivered.

In 2008, proceeds from disposition of property and equipment were $171.7 million, which included 21 offshore support vessels, two tankers, 41 dry cargo barges, six liquid tank barges, seven helicopters and one harbor tug. In 2007, cash flows from the sale of equipment were $449.7 million, which included 44 offshore support vessels, 185 dry cargo barges, eight liquid tank barges, two towboats and eleven helicopters. In 2006, cash flows from the sale of equipment were $285.4 million, which included 60 offshore support vessels and 15 helicopters.

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, joint depository construction reserve funds with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the joint depository construction reserve fund accounts for the purpose of acquiring U.S.-flag vessels and qualifying for the temporary deferral of taxable gains realized from the sale of vessels. Withdrawals from the construction reserve fund accounts are only permitted with the consent of the Maritime Administration, and the funds on deposit must be committed for expenditure within three years or be released for the Company’s general use. Activity in the Company’s construction reserve funds provided cash flows of $99.5 million in 2008 and used cash flows of $57.6 million and $210.1 million in 2007 and 2006, respectively.

As of December 31, 2008, construction reserve funds of $287.9 million and $387.4 million are classified as non-current assets in the consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the year ended December 31, 2008, construction reserve funds account transactions included withdrawals of $215.5 million and deposits of $116.0 million.

The Company’s unfunded capital commitments as of December 31, 2008, consisted primarily of offshore support vessels, helicopters and inland river towboats and totaled $157.4 million, of which $113.3 million is payable during 2009 and the balance payable during 2010. Of the total unfunded capital commitments, $22.6 million may be terminated without further liability other than the payment of liquidated damages of $1.8 million in the aggregate.

Cash used in investing activities for business acquisitions, net of cash acquired, was $7.2 million, $44.6 million and $8.0 million in 2008, 2007 and 2006, respectively. Investing activities with the Company’s joint ventures used cash flows of $33.2 million in 2008 primarily resulting from additional investments and new loans made by the Company and provided cash flows of $6.6 million and $0.2 million in 2007 and 2006, respectively. The net results of marketable security and derivative transactions used cash flows of $62.9 million in 2008 and provided cash flows of $56.6 million and $37.5 million in 2007 and 2006, respectively.

During the nine months ended September 30, 2008, cash used to purchase marketable security long positions was $155.6 million and cash used to cover marketable security short positions was $57.0 million. During 2007, cash used to purchase marketable security long positions was $34.1 million and cash used to cover marketable security short positions was $73.4 million.

During the nine months ended September 30, 2008, cash received from the sale of marketable security long positions was $106.3 million and cash received upon entering into marketable security short positions was $35.6 million. During 2007, cash received from the sale of marketable security long positions was $39.1 million and cash received upon entering into marketable security short positions was $89.2 million.

Financing Activities

Cash flows used in financing activities increased in 2008 compared with 2007 primarily due to repurchases of long term debt partially offset by proceeds from drawdowns on the Company’s revolving credit facility.

Cash flows used in financing activities increased in 2007 compared with 2006 primarily due to the increased purchase of Common Stock for treasury.

SEACOR’s Board of Directors previously approved a securities repurchase plan which allows the Company to acquire shares of its Common Stock, and its 2.875% Convertible Debentures (collectively the “SEACOR Securities”). In 2008, 2007 and 2006, a total of 2,824,717, 2,366,880 and 727,180 shares of Common

Stock, respectively, were acquired for treasury at an aggregate cost of $240.1 million, $213.3 million and $58.1 million, respectively. Additionally, the Company may purchase separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the year ended December 31, 2008, the Company repurchased $64.7 million, principal amount, of its 7.2% Senior Notes due 2009, $0.5 million, principal amount, of its 5.875% Senior Notes due 2012 and $36.6 million, principal amount, of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $100.0 million. As of December 31, 2008, the Company had $100.0 million outstanding under its revolving credit facility and the remaining availability under this facility was $347.9 million, net of issued letters of credit of $2.1 million. The Company may utilize a portion of this availability to satisfy its obligations under the terms of the 7.2% Senior Notes.

As of December 31, 2008, SEACOR had authorization to repurchase $149.2 million of SEACOR Securities. The repurchase of additional SEACOR Securities may be conducted from time to time through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. This repurchase authority remains in place until fully used or until the Company determines otherwise.

Short and Long-Term Liquidity Requirements

The current economic conditions have created an unprecedented disruption in the credit markets. To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and/or other liquidity requirements, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

As of December 31, 2008, the Company’s long-term debt included $69.8 million, par value, of its 7.2% Senior Notes due September 2009. The Company expects to refinance this debt provided the capital markets are accessible on reasonable terms. If refinancing is unsuccessful, given access to its revolving credit facility, the Company believes its liquidity will be sufficient to meet this obligation.

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

Off-Balance Sheet Arrangements

On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2008, the Company had the following guarantees in place:

The Company is a guarantor of 50% of the outstanding debt for one of its domestic offshore marine joint ventures. The Company’s guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2008, the Company’s guarantee was $15.2 million.

The Company is a party to an international offshore marine joint venture which has obtained bank debt to finance the acquisition of four offshore support vessels. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint venture to fund the uncalled capital commitments to the joint venture. In such event, the Company would be required to contribute its allocable share of uncalled capital, which as of December 31, 2008, was $2.6 million.

The Company guaranteed up to $3.9 million with respect to amounts owing pursuant to a vessel charter agreement between a United States joint venture in which the Company owns a 50% interest and the owner of the chartered vessel. The Company’s guarantee declines over the life of the charter and terminates in 2011.

The Company guaranteed up to $0.2 million with respect to amounts owed by a Singapore joint venture in which the Company owns a 50% interest, under a banking facility used to finance the construction of two new Crew boats.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	1,331,391	90,469	127,975	574,789	538,158
Capital Purchase Obligations(2)	157,411	113,332	44,079	—	—
Operating Leases(3)	123,867	33,929	60,819	19,431	9,688
Purchase Obligations(4)	12,465	12,465	—	—	—
Other(5)	5.364	3,278	1,008	280	798

	1,630,498	253,473	233,881	594,500	548,644

Other Commercial Commitments:
Joint Venture Guarantees(6)	25,240	2,300	3,976	7,764	11,200
Letters of Credit	42,733	10,634	30,471	1,628	—

	67,973	12,934	34,447	9,392	11,200

	1,698,471	266,407	268,328	603,892	559,844

(1)	Maturities of the Company’s borrowings and interest payments are based on contractual terms with the exception of the Company’s 7.2% Senior Notes. As of December 31, 2008, $69.8 million, principal amount, of the Company’s 7.2% Senior Notes were outstanding and such notes mature in September 2009. For purposes of the table it is assumed that such notes will be repaid with borrowings under the Company’s Revolving Credit Facility and, therefore, their maturity is assumed to be 2013, the maturity of the Revolving Credit Facility.

(2)	Capital purchase obligations represent commitments for the purchase of property, plant and equipment. These commitments are not recorded as liabilities on the Company’s balance sheet as of December 31, 2008 as the Company has not yet received the goods or taken title to the property.

(3)	Primarily leases of vessels, helicopters, barges and property.

(4)	Includes purchase order commitments of the Company outstanding as of December 31, 2008 with respect to goods and services to be acquired in the ordinary course of business. These orders are fulfilled by the Company’s vendors within short-time horizons.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	Includes guarantees of amounts owed by entities in which the Company owns 50% or less under charter arrangements with vessel owners, a loan agreement for the construction of two vessels and an oil spill response service contract. In the case of guarantees relating to the charter arrangements and loan agreement, obligations thereunder decline over time. The guarantees terminate at various dates through 2015.

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

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On

April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $60.0 million as of December 31, 2008 and such tankers contributed operating revenues of $29.2 million during the year ended December 31, 2008.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received. A funding update as of March 2008 indicated that an additional funding deficit of $116.2 million had developed over the two years since the last actuarial valuation in 2006. No invoices in respect of this deficit will be issued to participating employers until the results of the next actuarial valuation, due in March 2009, are available. Should the deficit be maintained at current levels through the March 2009 actuarial valuation the Company estimates its share of the deficit to be approximately $1.5 million. The Company would recognize payroll related operating expenses at such time as it is invoiced for its share of any funding deficit

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered but the Company expects it likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the deficit to be approximately $1.0 million.

Related Party Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant, trusts for the benefit of Mr. Fabrikant’s two children, and Mr. Andrew Morse, a member of the board of directors of SEACOR, own barges that participate in the barge pools managed by the Company. Mr. Morse’s wife owned a barge that participated in the barge pools prior to the sale referred to below. Mr. Fabrikant and his affiliates and Mr. Morse and his wife were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In the years ended December 31, 2008, 2007 and 2006, Mr. Fabrikant and his affiliates earned $1.7 million, $1.7 million and $2.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). Mr. Morse and his wife earned $0.1 million of net barge pool results in each of the years ended December 31, 2008 and 2007. As of December 31, 2008, 2007 and 2006, the Company owed Mr. Fabrikant and his affiliates and Mr. Morse and his wife $0.7 million, $0.5 million and $0.6 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates and Mr. Morse and his wife participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

During the year ended December 31, 2008, the Company purchased a barge from Mr. Fabrikant’s sister for $0.5 million and sold it to Inland River Services’ South American joint venture. The proceeds received by Mr. Fabrikant’s sister were deposited into a construction reserve fund established by her that is managed by the Company. Additionally, the Company, on behalf of Mr. Fabrikant, sold three barges owned by him for scrap, for $0.3 million. During the year ended December 31, 2007, the Company purchased a barge from Mr. Morse’s wife at fair market value and sold it to Inland River Services’ South American joint venture at the same value. The proceeds received by Mr. Morse’s wife were deposited into a construction reserve fund established by her that is managed by the Company.

Critical Accounting Policies and Estimates

General. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates, including those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities subject to estimation, based on historical experience, changes in the markets and businesses in which the Company operates and various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying value of the assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates and those differences may be material.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”). SAB No. 104 states that revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet the criteria outlined in SAB No. 104 is deferred until the criteria are met.

The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as services are provided. Charter durations and rates are typically established in the context of master service agreements which govern the terms and conditions of charter.

The Company’s Marine Transportation Services segment earns revenues from the time charter, bareboat charter and voyage charter of its vessels or under contracts of affreightment. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charter and bareboat charter are recognized as services are provided. Voyage charters are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges of third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and storage and demurrage of cargos associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered.

The Company’s Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or flight based revenues are recognized as hours are flown or flights are completed. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage being recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from emergency response services, retainer services, consulting and training services and industrial and remediation services. Emergency response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training services fees are recognized as the services are provided based on contract terms. Industrial and remediation services are provided on both a time and material basis with revenues recognized as services are provided or on a fixed fee bid basis and are recognized as the services are provided based on contract terms.

The Company’s Commodity Trading segment earns revenues from the sale of rice and renewable fuels, primarily ethanol, the rental of tank storage, and through voyage affreightment contracts on leased-in liquid tank barges and towboats. Revenues from rice and renewable fuel sales are recorded when title transfers to the buyer, typically when cash is received. Revenues from the rental of tank storage are recognized ratably over the lease periods. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred.

Trade Receivables. Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Customers of Commodity Trading include major agricultural and industrial companies, major and large independent oil and gas production companies, foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivatives. The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. All of the Company’s derivative positions are stated at fair value in the consolidated balance sheets. Realized and unrealized gains and losses on derivatives, not designated as a fair value hedge, are reported in the consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as a fair value hedge, to the extent they are effective, are recognized as a corresponding increase or decrease in the fair value of the underlying hedged asset or liability, with the ineffective portion reported in the consolidated statements of income as derivative gains (losses), net.

Inventories. Inventories, which consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment and ethanol and rice in the Company’s Commodity Trading segment, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

Property and Equipment. The Company’s business segments, except Environmental Services and Commodity Trading, are asset-based and highly capital intensive. The Company’s assessment of the useful economic lives of its assets are based on management’s judgment, taking into consideration historical industry data, the Company’s own experience in operating such assets and other relevant factors.

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

As of December 31, 2008, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore marine vessels	20
Tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements. The Company has retrofitted two of its tankers with double-hulls to extend their useful lives beyond their original OPA90 mandated retirement dates

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

Intangible Assets. The Company accounts for its intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years.

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

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 was adopted on January 1, 2008 with no material impact to the Company’s consolidated financial position or its results of operations. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in the Company’s income tax provision. In accordance with SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

On May 9, 2008, the FASB issued FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The equity component is not revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis for all periods presented. Upon adopting FSP APB 14-1, the Company will restate its currently reported net income for the years ended December 31, 2008, 2007 and 2006 to $218.5 million, $236.8 million and $229.9 million, respectively. Basic earnings per common share will be restated to $10.46, $10.06 and $9.33 for the years ended December 31, 2008, 2007 and 2006, respectively. Diluted earnings per common share will remain unchanged from per common share amounts currently reported.

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

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is the pound sterling. Net consolidated assets of £18.6 million ($27.0 million) and £18.0 million ($35.8 million) are included in the Company’s consolidated balance sheets as of December 31, 2008 and 2007, respectively. In addition, SEACOR has provided net cash advances to these operations of £15.6 million ($22.6 million) and £17.5 million ($35.0 million) as of December 31, 2008 and 2007, respectively. SEACOR considers these advances to be intercompany loans with payment expected in the foreseeable future. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2008 would reduce other comprehensive income by approximately $1.8 million, net of tax, due to translation and would reduce income by approximately $1.5 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance transactions.

As of December 31, 2008, the Company held marketable securities with a fair value of $53.8 million, including $31.1 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds and $22.7 million in equity securities. As of December 31, 2007, the Company held marketable securities with a fair value of $28.8 million, including $4.0 million in fixed income investments and $24.8 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities which has included U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques which may include maintaining a ladder of maturities. The Company’s investments in equity securities primarily include positions in energy, marine, transportation and other related businesses. As of December 31, 2008, a 10% decline in the value of marketable securities would reduce income by $3.5 million, net of tax.

The Company held positions in short sales of marketable equity securities with a fair value of $2.9 million and $109.4 million as of December 31, 2008 and 2007, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2008, would reduce income by $0.2 million, net of tax.

The Company held positions in publicly traded equity options which may convey to the Company a right or obligation to engage in a future transaction on the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. The fair market value of the Company’s positions in publicly traded options on equities and equity indices is an unrealized loss of $2.5 million and $1.9 million as of December 31, 2008 and 2007, respectively.

The Company’s outstanding debt is primarily in fixed interest rate instruments. While the fair value of these debt instruments will vary with changes in interest rates, the Company has fixed most of its cash flow requirements and its operations are not significantly affected by interest rate fluctuations. The Company’s only significant variable rate debt instrument is its revolving credit facility, under which the Company had $100.0 million of borrowings as of December 31, 2008, at an average rate of 4.6%. While available for liquidity requirements, the Company has not historically utilized significant portions of its revolving credit facility for any extended period of time and thus has not been significantly impacted by fluctuations in interest rates.

The Company has entered into and settled various positions in forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, renminbi, dirham, Brazilian real and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, the Middle East and Asia. As of December 31, 2008, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $28.4 million. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $1.8 million, net of tax. As of December 31, 2008 and 2007, the Company had designated certain of its forward currency exchange contracts with notional values of €20.0 million and €122.5 million, respectively, as fair value hedges for capital commitments. For the years ended December 31, 2008 and 2007, the Company reduced its capital commitment obligations by $10.6 million and $18.4 million, respectively, as a result of the forward currency exchange contracts designated as fair value hedges. As of December 31, 2008 and 2007, the fair market value of the Company’s positions in forward currency exchange, option and future contracts was a net unrealized loss of $0.8 million and $1.8 million, respectively. Subsequent to December 31, 2008, the Company entered into forward currency exchange contracts with notional values of €15.0 million designated as fair value hedges for capital commitments.

The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil and ethanol) pursuant to which the Company net settles its position based upon the difference between the contract price and the market price. The general purpose of these transactions is to provide value to the Company should there be a sustained decline in the price of commodities which over time could lead to a reduction in the market values and cash flows of the Company’s offshore, inland river and commodity trading businesses. As of December 31, 2008 and 2007, the fair value of these exchange based commodity contracts was an unrealized loss of $0.2 and $0.4 million, respectively.

The Company also enters into various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of December 31, 2008 and 2007, the fair value of these non-exchange based commodity contracts was an unrealized gain of $0.2 million and $1.0 million, respectively. Additionally, the Company carried inventory (primarily ethanol) relating to the physical delivery of product from these transactions with a fair value of $0.6 million and $1.3 million as of December 31, 2008 and 2007, respectively.

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on future and rate-lock agreements tied to U.S. treasury notes. The Company settles these positions based upon the difference between the contract price and the market price. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. For the year ended December 31, 2008, the Company recognized net losses of $7.7 million. There were no outstanding positions as of December 31, 2008. The fair market value of the Company’s outstanding positions as of December 31, 2007, was an unrealized loss of $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Set forth in Part IV of this Annual Report on Form 10-K and incorporated herein by reference are: Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

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

The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the Compensation Disclosure and Analysis portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the Security Ownership of Certain Beneficial Owners and Management portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the Certain Relationships and Related Transactions portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the Ratification or Appointment of Independent Auditors portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules – See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K

3. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

Exhibit Number	Description
4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*	Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

Exhibit Number	Description
4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*	Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.6*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.7*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

Exhibit Number	Description
10.8*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.9*	Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.10*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.11*	Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.12*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.13*	Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.14*	Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.15*	Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly- owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.16*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.17*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).

10.18*+	Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.19*+	Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.20*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

Exhibit Number	Description
10.21*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.22*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.23*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.24*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.25+	Compensation Arrangements for the Executive Officers.

10.26+	Compensation of Non-Employee Directors.

10.27*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

10.28*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.29*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.30*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2007).

10.31*	Amendment No. 1 to SEACOR Holdings Inc.’s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.32*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.33*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.34*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

Exhibit Number	Description
21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

Date: February 25, 2009	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/S/ RICHARD RYAN Richard Ryan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/S/ MATTHEW CENAC Matthew Cenac	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009

/S/ CHARLES FABRIKANT Charles Fabrikant	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/S/ PIERRE DE DEMANDOLX Pierre De Demandolx	Director	February 25, 2009

/S/ RICHARD M. FAIRBANKS III Richard M. Fairbanks III	Director	February 25, 2009

/S/ MICHAEL E. GELLERT Michael E. Gellert	Director	February 25, 2009

/S/ JOHN C. HADJIPATERAS John C. Hadjipateras	Director	February 25, 2009

/S/ OIVIND LORENTZEN Oivind Lorentzen	Director	February 25, 2009

/S/ ANDREW R. MORSE Andrew R. Morse	Director	February 25, 2009

/S/ CHRISTOPHER REGAN Christopher Regan	Director	February 25, 2009

Signer	Title	Date

/S/ STEPHEN STAMAS Stephen Stamas	Director	February 25, 2009

/S/ STEVEN WEBSTER Steven Webster	Director	February 25, 2009

/S/ STEVEN J. WISCH Steven J. Wisch	Director	February 25, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Except for the Financial Statement Schedule set forth above, all other schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

SEACOR Holdings Inc.’s (“SEACOR”) management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding SEACOR’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management’s evaluation, management has concluded that SEACOR’s internal control over financial reporting was effective as of December 31, 2008. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

SEACOR’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited SEACOR’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on SEACOR’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors of SEACOR Holdings Inc.

We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of SEACOR Holdings Inc.

We have audited the consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 25, 2009

SEACOR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$275,442	$537,305
Restricted cash	20,787	30,624
Marketable securities	53,817	28,792
Receivables:
Trade, net of allowance for doubtful accounts of $5,730 and $4,670 in 2008 and 2007, respectively	277,350	267,564
Other	40,141	62,975
Inventories	66,278	30,468
Deferred income taxes	5,164	9,929
Prepaid expenses and other	10,499	9,756

Total current assets	749,478	977,413

Property and Equipment	2,741,322	2,469,735
Accumulated depreciation	(601,806)	(526,583)

Net property and equipment	2,139,516	1,943,152

Investments, at Equity, and Receivables from 50% or Less Owned Companies	150,062	109,288
Construction Reserve Funds & Title XI Reserve Funds	305,757	405,000
Goodwill	51,496	60,226
Intangible Assets	28,478	30,500
Other Assets, net of allowance for doubtful accounts of $888 and $1,502 in 2008 and 2007, respectively	37,413	43,072

	$3,462,200	$3,568,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$33,671	$9,648
Current portion of capital lease obligations	907	851
Accounts payable and accrued expenses	102,798	119,321
Accrued wages and benefits	36,041	38,277
Accrued interest	9,938	12,184
Accrued income taxes	16,787	18,187
Short sale of marketable securities	2,938	109,386
Accrued capital, repair and maintenance expenditures	15,629	34,423
Other current liabilities	58,092	46,483

Total current liabilities	276,801	388,760

Long-Term Debt	921,275	929,114
Capital Lease Obligations	7,685	8,642
Deferred Income Taxes	507,391	480,447
Deferred Gains and Other Liabilities	121,796	130,311
Minority Interest in Subsidiaries	12,078	9,558
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,390,838 and 32,154,052 shares issued in 2008 and 2007, respectively	324	322
Additional paid-in capital	922,540	905,702
Retained earnings	1,421,712	1,198,024
Shares held in treasury of 12,373,291 and 9,578,789 in 2008 and 2007, respectively, at cost	(724,357)	(486,505)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(5,045)	1,938
Unrealized gain on available-for-sale marketable securities	—	2,338

Total stockholders’ equity	1,615,174	1,621,819

	$3,462,200	$3,568,651

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	For the years ended December 31,
	2008	2007	2006
Operating Revenues	$1,655,956	$1,359,230	$1,323,445

Costs and Expenses:
Operating	1,071,116	832,403	743,200
Administrative and general	174,878	147,317	130,760
Depreciation and amortization	156,426	154,307	166,714

	1,402,420	1,134,027	1,040,674

Gains on Asset Dispositions and Impairments, Net	89,153	122,572	77,977

Operating Income	342,689	347,775	360,748

Other Income (Expense):
Interest income	19,788	45,173	37,993
Interest expense	(51,901)	(49,557)	(53,915)
Debt extinguishment gains, net	6,265	197	236
Marketable security gains (losses), net	30,105	(3,391)	(9,003)
Derivative gains (losses), net	(13,588)	10,835	6,343
Foreign currency gains (losses), net	(7,837)	230	2,358
Other, net	320	(11)	947

	(16,848)	3,476	(15,041)

Income Before Income Tax Expense, Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	325,841	351,251	345,707

Income Tax Expense:
Current	74,521	13,599	24,531
Deferred	38,821	116,842	100,589

	113,342	130,441	125,120

Income Before Minority Interest in Income of Subsidiaries and Equity in Earnings of 50% or Less Owned Companies	212,499	220,810	220,587
Minority Interest in Income of Subsidiaries	(880)	(1,227)	(1,005)
Equity in Earnings of 50% or Less Owned Companies	12,069	22,065	14,812

Net Income	$223,688	$241,648	$234,394

Basic Earnings Per Common Share	$10.71	$10.26	$9.52
Diluted Earnings Per Common Share	$9.25	$9.04	$8.44
Weighted Average Common Shares Outstanding:
Basic	20,893,390	23,547,708	24,633,826
Diluted	24,699,181	27,266,750	28,350,311

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unamortized Share Awards	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Year Ended December 31, 2005	$313	$861,722	$721,982	$(220,814)	$(3,708)	$1,810
Issuance of common stock:
Tex-Air acquisition	—	57	—	—	—	—
Employee Stock Purchase Plan	—	—	—	1,467	—	—
Exercise of stock options	2	6,661	—	—	—	—
Director stock awards	—	430	—	—	—	—
Restricted stock and restricted stock units	2	127	—	3,050	—	—
Purchase of treasury shares	—	—	—	(58,142)	—	—
Amortization of share awards	—	6,574	—	—	—	—
Cancellation of restricted stock	—	51	—	(51)	—	—
Adoption of SFAS 123(R)	—	(3,708)	—	—	3,708	—
Net income	—	—	234,394	—	—	—	$234,394
Other comprehensive income	—	—	—	—	—	1,151	1,151

Year Ended December 31, 2006	317	871,914	956,376	(274,490)	—	2,961	$235,545

Issuance of common stock:
Waxler acquisition	2	19,108	—	—	—	—
Tex-Air acquisition	—	56	—	—	—	—
Employee Stock Purchase Plan	—	—	—	2,052	—	—
Exercise of stock options	1	2,966	—	—	—	—
Director stock awards	—	475	—	—	—	—
Restricted stock and restricted stock units	2	614	—	74	—	—
Purchase of treasury shares	—	—	—	(213,284)	—	—
Amortization of share awards	—	9,712	—	—	—	—
Cancellation of restricted stock	—	857	—	(857)	—	—
Net income	—	—	241,648	—	—	—	$241,648
Other comprehensive income	—	—	—	—	—	1,315	1,315

Year Ended December 31, 2007	322	905,702	1,198,024	(486,505)	—	4,276	$242,963

Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,361	—	—
Exercise of stock options	1	3,901	—	—	—	—
Director stock awards	—	433	—	—	—	—
Restricted stock and restricted stock units	1	118	—	43	—	—
Purchase of treasury shares	—	—	—	(240,069)	—	—
Amortization of share awards	—	12,199	—	—	—	—
Cancellation of restricted stock	—	187	—	(187)	—	—
Net income	—	—	223,688	—	—	—	$223,688
Other comprehensive loss	—	—	—	—	—	(9,321)	(9,321)

Year Ended December 31, 2008	$324	$922,540	$1,421,712	$(724,357)	$—	$(5,045)	$214,367

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$223,688	$241,648	$234,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,426	154,307	166,714
Amortization of valuation adjustments on acquired leases	738	1,875	7,058
Amortization of deferred income on sale and leaseback transactions	(17,290)	(12,196)	(9,106)
Debt premium amortization, net	(1,723)	(1,488)	(1,706)
Amortization of share awards	12,199	9,712	6,574
Director stock awards	450	482	430
Bad debt (income) expense	1,392	571	(3,405)
Gains on asset dispositions and impairments, net	(89,153)	(122,572)	(77,977)
Gains on debt extinguishment, net	(6,265)	(197)	(236)
Marketable security (gains) losses, net	(30,105)	3,391	9,003
Purchases of marketable securities	(60,288)	—	—
Proceeds from sale of marketable securities	24,168	—	—
Derivative (gains) losses, net	13,588	(10,835)	(6,343)
Cash settlement on derivative transactions, net	(11,310)	—	—
Foreign currency (gains) losses, net	7,837	(230)	(2,358)
Deferred income tax expense	38,821	116,842	100,589
Minority interest in income of subsidiaries	880	1,227	1,005
Equity in earnings of 50% or less owned companies	(12,069)	(22,065)	(14,812)
Dividends received from 50% or less owned companies	10,634	20,702	24,517
Other, net	698	1,473	827
Changes in operating assets and liabilities:
(Increase) decrease in receivables	10,909	(15,692)	(49,432)
(Increase) decrease in prepaid expenses and other assets	22,802	(6,762)	(7,041)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,403)	25,708	(12,588)

Net cash provided by operating activities	291,624	385,901	366,107

Cash Flows from Investing Activities:
Purchases of property and equipment	(428,478)	(537,608)	(381,710)
Proceeds from disposition of property, equipment and held for sale assets	171,722	449,745	285,397
Purchases of marketable securities	(212,590)	(107,464)	(45,886)
Proceeds from sale of marketable securities	141,886	128,278	77,773
Cash settlements on derivative transactions, net	7,772	35,782	5,599
Investments in and advances to 50% or less owned companies	(35,447)	(31,566)	(24,617)
Return of investments and advances from 50% or less owned companies	2,229	7,487	9,254
Proceeds on sale of investments in 50% or less owned companies	—	30,686	15,600
(Advances) principal payments on third party notes receivable, net	(5,607)	974	1,020
Net (increase) decrease in restricted cash	9,837	11,327	(764)
Net (increase) decrease in construction reserve funds and title XI funds	99,243	(56,739)	(212,056)
Net (increase) decrease in escrow deposits on like kind exchanges	10,105	(2,176)	2,183
Repayments on (investments in) sales type lease, net	59	6,846	(5,254)
Business acquisitions, net of cash acquired	(7,155)	(44,591)	(8,034)

Net cash used in investing activities	(246,424)	(109,019)	(281,495)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(177,928)	(40,462)	(33,486)
Proceeds from issuance of long-term debt, net of offering costs	111,250	(231)	15,374
Common stock acquired for treasury	(240,069)	(213,284)	(58,142)
Proceeds and tax benefits from share award plans	6,655	6,146	12,573
Cash received from (dividends paid to) minority interest holders, net	1,632	591	(549)

Net cash used in financing activities	(298,460)	(247,240)	(64,230)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(8,603)	697	2,162

Net (decrease) increase in Cash and Cash Equivalents	(261,863)	30,339	22,544
Cash and Cash Equivalents, Beginning of Year	537,305	506,966	484,422

Cash and Cash Equivalents, End of Year	$275,442	$537,305	$506,966

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, the Company operates a fleet of inland river barges and towboats transporting grain and other bulk commodities on the U.S. Inland River Waterways and the Gulf Intracoastal Waterways. The Company’s environmental services segment provides emergency response, manages environmental remediation projects and offers related consulting services worldwide to those who store, transport, produce or handle petroleum products and environmentally hazardous materials. The Company’s commodity trading segment is an integrated business involved in the purchase, storage, transportation, processing and sale of agricultural and energy commodities.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”). SAB No. 104 states that revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet the criteria outlined in SAB No. 104 is deferred until the criteria are met. As of December 31, 2008, 2007 and 2006, the Company has deferred $3.1 million, $1.3 million and $1.2 million, respectively, of revenues that did not meet the recognition criteria in SAB No. 104.

The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter,

Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as services are provided. Charter durations and rates are typically established in the context of master service agreements which govern the terms and conditions of charter.

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of its vessels or under contracts of affreightment. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charter and bareboat charter are recognized as services are provided. Voyage charters are contracts to carry cargoes on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargoes that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage charters and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges of third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and storage and demurrage of cargos associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered.

The Company’s Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage being recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from emergency response services, retainer services, consulting and training services, project management services and remediation services. Emergency response revenues are recognized as contracted services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training services fees are recognized as the services are provided based on the contract terms. Project management and remediation services are provided on a time and material basis with revenues recognized as services are provided or on a fixed fee bid basis with revenue and expenses recognized upon completion of the contract.

The Company’s Commodity Trading segment earns revenues from the sale of rice and renewable fuels, primarily ethanol, the rental of tank storage, and through voyage affreightment contracts on leased-in liquid tank barges and towboats. Revenues from rice and renewable fuel sales are recorded when title transfers to the buyer, typically when cash is received. Revenues from the rental of tank storage are recognized ratably over the lease periods. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.

Restricted Cash. Restricted cash consists primarily of U.S. treasury securities and cash which has been generated from the operations of five of Marine Transportation Services’ U.S.-flag double-hull product tankers (see Note 9).

Marketable Securities. The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value with, effective October 1, 2008 (see discussion below), both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized gains and losses reported in the accompanying consolidated statements of income as marketable security gains (losses), net.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities under the guidelines set forth in SFAS No. 115 and transferred securities of $72.9 million with net unrealized holding losses of $4.6 million from their previous available-for-sale designation. Prior to this transfer, unrealized gains and losses on available-for-sale marketable equity and debt securities were reported in other comprehensive income (loss) and realized gains and losses on available-for-sale marketable equity and debt securities were reported in the accompanying consolidated statements of income as marketable security gains (losses), net.

Trade Receivables. Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and large independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Customers of Commodity Trading include major agricultural and industrial companies, major and large independent oil and gas production companies, foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivatives. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. All of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives, not designated as a fair value hedge, are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as a fair value hedge, to the extent they are effective, are recognized as a corresponding increase or decrease in the fair value of the underlying hedged asset or liability with the ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net.

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, marketable securities and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.

Inventories. Inventories, which consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment and ethanol and rice in the Company’s Commodity Trading segment, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. For the year ended December 31, 2008, the Company recorded write-downs of $1.0 million related to Commodity Trading’s rice inventory.

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

As of December 31, 2008, the estimated useful life (in years) of each of the Company’s major classes of new equipment is as follows:

Offshore support vessels	20
Tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)

Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements. The Company has retrofitted two of its tankers with double-hulls to extend their useful lives beyond their original OPA 90 mandated retirement dates.

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

The Company’s major classes of property and equipment as of December 31 are as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2008
Offshore support vessels	$957,017	$(258,750)	$698,267
Tankers	519,564	(123,322)	396,242
Inland river barges and towboats	288,170	(52,766)	235,404
Helicopters	527,533	(81,123)	446,410
Harbor and Offshore tugs and ocean liquid tank barges	159,442	(19,641)	139,801
Equipment, furniture, fixtures, vehicles and other	165,617	(66,204)	99,413
Construction in progress	123,979	—	123,979

	$2,741,322	$(601,806)	$2,139,516

2007
Offshore support vessels	$866,034	$(269,257)	$596,777
Tankers	529,749	(98,232)	431,517
Inland river barges and towboats	251,997	(40,541)	211,456
Helicopters	323,694	(50,252)	273,442
Harbor and Offshore tugs and ocean liquid tank barges	109,456	(12,808)	96,648
Equipment, furniture, fixtures, vehicles and other	128,261	(55,493)	72,768
Construction in progress	260,544	—	260,544

	$2,469,735	$(526,583)	$1,943,152

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

Depreciation expense totaled $150.9 million, $147.7 million and $162.3 million in 2008, 2007 and 2006, respectively.

Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. Capitalized interest totaled $7.7 million, $10.7 million and $5.5 million in 2008, 2007 and 2006, respectively.

Intangible Assets. The Company accounts for its intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 5) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2008, 2007 and 2006, the Company recognized amortization expense of $5.5 million, $6.6 million and $4.4 million, respectively.

The Company’s intangible assets and accumulated amortization by type is as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2006	$1,700	$5,100	$34,383	$—	$4,772	$45,955
Purchase price adjustments to previously acquired intangible assets	300	400	(4,783)	600	—	(3,483)
Acquired intangible assets	—	—	1,942	—	—	1,942
Fully amortized intangible assets	(1,700)	—	—	—	—	(1,700)

Year Ended December 31, 2007	300	5,500	31,542	600	4,772	42,714
Purchase price adjustments to previously acquired intangible assets	665	332	2,628	—	—	3,625
Foreign currency translation	(3)	(25)	(95)	—	—	(123)

Year ended December 31, 2008	$962	$5,807	$34,075	$600	$4,772	$46,216

	Accumulated Amortization
Year Ended December 31, 2006	$(1,275)	$(765)	$(3,659)	$—	$(1,625)	$(7,324)
Amortization expense	(479)	(419)	(4,849)	(150)	(693)	(6,590)
Fully amortized intangible assets	1,700	—	—	—	—	1,700

Year Ended December 31, 2007	(54)	(1,184)	(8,508)	(150)	(2,318)	(12,214)
Amortization expense	(201)	(545)	(3,992)	(120)	(666)	(5,524)

Year ended December 31, 2008	$(255)	$(1,729)	$(12,500)	$(270)	$(2,984)	$(17,738)

Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2009	$5,017
2010	4,717
2011	4,464
2012	4,076
2013	3,761
2014 to 2017	6,443

$28,478

Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets, including intangible assets, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires an impairment analysis of long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2008 and 2007, the Company recognized impairment charges of $1.1 million and

$0.1 million, respectively, related to long-lived assets held for use. The Company did not recognize any impairment charges in 2006 related to assets held for use.

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

Goodwill. Goodwill is accounted for under the provisions of SFAS No. 142 and is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and many are developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2008, 2007 or 2006. During the year ended December 31, 2008, the Company reduced goodwill by $11.0 million based on the expected future utilization of acquired foreign tax credit carryforwards and federal and state net operating loss carryforwards (see Note 8).

Business Combinations. The Company accounts for business combinations under the provisions of SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for all business combinations. The purchase method of accounting requires the Company to adjust the carrying value of the assets acquired and liabilities assumed to their fair value at the date of purchase with any excess of purchase price over the fair value of assets acquired and liabilities assumed to be recorded as goodwill. Under the provisions of SFAS No. 141, the Company has one year from the purchase date to finalize the fair value of the assets acquired and liabilities assumed. Additionally, the purchase price of an entity acquired in a business combination includes all the direct expenses of the acquisition. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 5).

Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Deferred financing costs amortization expense totaled $0.7 million, $0.7 million and $0.8 million in 2008, 2007 and 2006, respectively, and is included in interest expense in the accompanying consolidated statements of income.

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

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for

Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 was adopted on January 1, 2008 with no material impact to the Company’s consolidated financial position or its results of operations. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in the Company’s income tax provision. In accordance with SFAS No. 109, the Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

	2008	2007	2006
Balance at beginning of year	$109,284	$52,077	$25,725
Deferred income arising from vessel sales	10,521	81,413	37,763
Amortization of deferred gains	(20,635)	(13,689)	(11,394)
Reduction of deferred gains on repurchased vessels	—	(10,357)	—
Currency translation and other	34	(160)	(17)

Balance at end of year	$99,204	$109,284	$52,077

Stock Based Compensation. The Company accounts for stock based compensation in accordance with SFAS No. 123(R), Share Based Payments. After assessing alternative valuation models and amortization assumptions, the Company is using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grants. The Company will reconsider its use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company does not estimate forfeitures in its expense calculations as forfeiture history has been minor. In accordance with SFAS No. 123(R), the Company presents the excess tax benefits from the exercise of stock options as a financing cash flow in the accompanying consolidated statements of cash flows.

Foreign Currency Translation. The assets, liabilities and results of operations of certain SEACOR subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with SEACOR, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of changes in equity.

Foreign Currency Transactions. Certain SEACOR subsidiaries enter into transactions denominated in currencies other than their functional currency. Changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains (losses), net in the accompanying consolidated statements of income in the period in which the currency exchange rates change.

Earnings Per Share. In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose, the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 excluded 650,757, 328,420 and 123,675, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

The calculations of basic and diluted earnings per share for the years ended December 31 are as follows (in thousands except share data):

	Income	Shares	Per Share
2008
Basic Earnings Per Share:
Net income	$223,688	20,893,390	$10.71

Effect of Dilutive Securities:
Options and restricted stock	—	388,221
Convertible securities	4,850	3,417,570

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$228,538	24,699,181	$9.25

2007
Basic Earnings Per Share:
Net income	$241,648	23,547,708	$10.26

Effect of Dilutive Securities:
Options and restricted stock	—	301,417
Convertible securities	4,850	3,417,625

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$246,498	27,266,750	$9.04

2006
Basic Earnings Per Share:
Net income	$234,394	24,633,826	$9.52

Effect of Dilutive Securities:
Options and restricted stock	—	298,860
Convertible securities	4,850	3,417,625

Diluted Earnings Per Share:
Net income available to common stockholders plus assumed conversions	$239,244	28,350,311	$8.44

Comprehensive Income. In accordance with SFAS No. 130, Reporting Comprehensive Income, comprehensive income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of changes in equity. The Company’s other comprehensive income (loss) is comprised of net currency translation adjustments and net unrealized gains and losses on available-for-sale marketable securities.

The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the years ended December 31 are as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2008
Foreign currency translation adjustments	$(10,743)	$3,760	$(6,983)

Unrealized net gains and losses on available-for-sale securities:
Unrealized net losses arising during the period	(4,356)	1,525	(2,831)
Reclassification adjustment for net gains included in net income	(3,863)	1,352	(2,511)
Transfer of unrealized net losses from available-for-sale to trading	4,622	(1,618)	3,004

	(3,597)	1,259	(2,338)

Other comprehensive loss	$(14,340)	$5,019	$(9,321)

2007
Foreign currency translation adjustments	$1,429	$(500)	$929

Unrealized net gains and losses on available-for-sale securities:
Unrealized net gains arising during the period	5,224	(1,828)	3,396
Reclassification adjustment for net gains included in net income	(4,631)	1,621	(3,010)

	593	(207)	386

Other comprehensive income	$2,022	$(707)	$1,315

2006
Foreign currency translation adjustments	$2,096	$(734)	$1,362

Unrealized net gains and losses on available-for-sale securities:
Unrealized net gains arising during the period	5,081	(1,778)	3,303
Reclassification adjustment for net gains included in net income	(5,406)	1,892	(3,514)

	(325)	114	(211)

Other comprehensive income	$1,771	$(620)	$1,151

New Accounting Pronouncements. On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes SFAS No. 141 by requiring acquiring companies to recognize, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, by establishing that shares issued in consideration for a business combination be at fair value on the acquisition date, by requiring the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, by requiring recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values, by providing for the capitalization of in-process research and development assets acquired, by requiring acquisition-related transaction costs to be expensed as incurred, by allowing for the capitalization of acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date and by requiring as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

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

On May 9, 2008, the FASB issued FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The equity component is not revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis for all periods presented. Upon adopting FSP APB 14-1, the Company will restate its currently reported net income for the years ended December 31, 2008, 2007 and 2006 to $218.5 million, $236.8 million and $229.9 million, respectively. Basic earnings per common share will be restated to $10.46, $10.06 and $9.33 for the years ended December 31, 2008, 2007 and 2006, respectively. Diluted earnings per common share will remain unchanged from per common share amounts currently reported.

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

On September 16, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company adopted SFAS No. 157 effective January 1, 2008, with no material impact on the Company’s consolidated financial position or its results of operations.

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

The Company’s assets and liabilities as of December 31, 2008 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$53,322	$495	$—
Forward currency exchange contracts, net	—	1,198	—
Forward delivery contracts, net	—	151	—
Construction reserve funds and Title XI reserve funds	305,757	—	—
LIABILITIES
Short sale of marketable securities	2,938	—	—
Short sale of options on equities and equity indices, net	2,527	—	—
Short sale of commodity swap, option and future contracts, net	163	—	—
Short sale of forward option and future contracts, net	2,014	—	—

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 are as follows (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$296,229	$296,229	$567,929	$567,929
Collateral and escrow deposits	2,198	2,198	12,302	12,302
Notes receivable from business ventures	15,798	see below	5,355	see below
Business ventures, carried at cost	8,219	see below	6,413	see below
LIABILITIES
Long-term debt including current portion(1)	954,946	926,470	938,762	1,240,764

(1)	The carrying amount of debt excludes capital lease obligations of $8.6 million and $9.5 million as of December 31, 2008 and 2007, respectively.

The carrying value of cash, cash equivalents, restricted cash and collateral and escrow deposits approximates fair value. The carrying value of construction reserve funds and Title XI reserve funds, primarily consisting of U.S. treasury securities, approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s notes receivable from business ventures because the timing of settlement of these notes is not certain. It was not practicable to estimate the fair value of the Company’s historical cost investments in business ventures because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

3.	MARKETABLE SECURITIES

For the years ended December 31, 2008, 2007 and 2006, the sale of marketable securities resulted in gross realized gains of $5.6 million, $4.9 million and $5.5 million, respectively, and gross realized losses of $6.0 million, $0.2 million, and $0.1 million, respectively. The specific identification method was used to determine the cost of marketable securities in computing realized gains and losses. For the year ended December 31, 2008, investments in marketable securities resulted in gross unrealized gains of $0.5 million and gross unrealized losses of $21.7 million subsequent to their designation as trading securities (see Note 1).

For the years ended December 31, 2008, 2007 and 2006, short sales of marketable securities resulted in gross realized and unrealized gains of $53.6 million, $4.6 million and $1.4 million, respectively, and gross realized and unrealized losses of $1.9 million, $12.7 million and $15.8 million, respectively.

The cost and fair value of available-for-sale marketable securities as of December 31, 2007 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding		Fair Value
		Gains	Losses
Corporate debt securities(1)	$950	$10	$—	$960
Foreign treasury securities(2)	2,925	75	—	3,000
Equity securities	21,245	3,833	(246)	24,832

	$25,120	$3,918	$(246)	$28,792

(1)	Corporate debt securities have a stated maturity of 2013.

(2)	Foreign treasury securities have a stated maturity of 2009.

4.	DERIVATIVE INSTRUMENTS

Assets and liabilities arising from outstanding derivative positions are included in the accompanying consolidated balance sheets as other receivables or other current liabilities, as appropriate. Derivative gains (losses), net included in the accompanying consolidated statements of income for the years ended December 31 are as follows (in thousands):

	2008	2007	2006
Options on equities and equity indices	$9,527	$1,565	$81
Interest rate swap agreement	—	186	(2,128)
Forward currency exchange, option and future contracts	(15,007)	8,088	4,865
Commodity swap, option and future contracts:
Exchange traded	(33)	299	3,494
Non-exchange traded	(335)	736	—
U.S. treasury notes and bond future and option contracts	(7,740)	(39)	31

	$(13,588)	$10,835	$6,343

The Company held positions in publicly traded equity options which may convey to the Company a right or obligation to engage in a future transaction on the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. The fair market value of the Company’s outstanding options on equities and equity indices is an unrealized loss of $2.5 million and $1.9 million as of December 31, 2008 and 2007, respectively.

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

The Company has entered into and settled various positions in forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, renminbi, dirham, Brazilian real and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, the Middle East and Asia.

As of December 31, 2008, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $28.4 million. As of December 31, 2008 and 2007, the Company had designated certain of its forward currency exchange contracts with notional values of €20.0 million and €122.5 million, respectively, as fair value hedges for capital commitments. For the years ended December 31, 2008 and 2007, the Company reduced its capital commitment obligations by $10.6 million and $18.4 million, respectively, as a result of the forward currency exchange contracts designated as fair value hedges. As of December 31, 2008 and 2007, the fair market value of the Company’s positions in forward currency exchange, option and future contracts, was a net unrealized loss of $0.8 million and $1.8 million, respectively. Subsequent to December 31, 2008 the Company entered into forward currency exchange contracts with notional values of €15.0 million designated as fair value hedges for capital commitments.

The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil and ethanol) pursuant to which the Company net settles its position based upon the difference between the contract price and the market price. The general purpose of these transactions is to provide value to the Company should there be a sustained decline in the price of commodities which over time could lead to a reduction in the market values and cash flows of the Company’s offshore, inland river and commodity trading businesses. As of December 31, 2008 and 2007, the fair value of these exchange based commodity contracts was an unrealized loss of $0.2 and $0.4 million, respectively.

The Company also enters into various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of December 31, 2008 and 2007, the fair value of these non-exchange based commodity contracts is an unrealized gain of $0.2 million and $1.0 million, respectively. Additionally, as of December 31, 2008 and 2007, the Company carried inventory (primarily ethanol) relating to the physical delivery of product from these transactions with a fair value of $0.6 million and $1.3 million, respectively.

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements on U.S. treasury notes pursuant to which the Company net settles its position based upon the difference between the contract price and market price. The general purpose of these hedge transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates which, if sustained over time, might lead to higher interest costs for the Company. As of December 31, 2008, there were no outstanding positions. The fair market value of the Company’s outstanding positions as of December 31, 2007 was an unrealized loss of $0.2 million.

5.	ACQUISITIONS AND DISPOSITIONS

Trident Acquisition. On January 2, 2008, the Company acquired all of the issued and outstanding shares of Trident Port Services, Inc. (“Trident”), a provider of environmental services in northern California, for $1.2 million. The Company’s purchase price included cash consideration of $0.7 million and the assumption of a note payable of $0.5 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.5 million. The fair value of assets and liabilities acquired was finalized in December 2008.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million. The Company’s purchase price included $0.8 million paid in 2008 relating to working capital adjustments and settlement of tax obligations due to the selling stockholder. Consideration paid also included the settlement of certain of Rivers Edge’s outstanding debt obligations at the time of acquisition. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to

$4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned by the selling stockholder. No additional consideration has been earned by the selling stockholder through December 31, 2008. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.9 million. The fair value of assets and liabilities acquired was finalized in November 2008.

ACI Acquisition. On September 30, 2007, the Company acquired all of the issued and outstanding shares of AC Industrial Services Corporation (“ACI”), providers of environmental services in northern California, for $1.2 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.6 million. The fair value analysis of assets and liabilities acquired was finalized in September 2008.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States, for $10.5 million. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the year ended December 31, 2008, the Company paid $3.9 million of additional consideration in accordance with the acquisition agreement. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $11.0 million. The fair value analysis of assets and liabilities acquired was finalized in September 2008.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom, for £2.3 million ($4.5 million). The Company’s purchase price included $0.1 million paid in 2008 relating to working capital adjustments. Consideration paid also included the settlement of Link’s outstanding debt obligations at the time of the acquisition. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. No additional consideration has been deemed distributable through December 31, 2008. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.5 million ($2.9 million). The fair value analysis of assets and liabilities acquired was finalized in September 2008.

Waxler Acquisition. On March 13, 2007, the Company acquired all of the assets and certain liabilities of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as “Waxler”), as well as certain assets from Waxler affiliates. The acquisition consideration was $32.0 million, including 202,972 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), valued at $19.1 million based upon the closing price of Common Stock on March 13, 2007 of $94.15 per share plus additional cash consideration of $12.9 million. Acquired assets included 14 tank barges and eight towboats. In addition, the Company assumed leases on two other tank barges. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in December 2007.

Vensea Acquisition. On January 31, 2007, the Company acquired its partner’s 50% interest in VENSEA Marine, SRL (“Vensea”), an owner of one offshore marine vessel in Latin America, for $0.7 million under the terms of a buyout option included in the joint venture’s operating agreement. Subsequent to the transaction, the Company owns all of the issued and outstanding shares of Vensea.

EraMED Acquisition. Effective January 5, 2007, a wholly owned subsidiary of the Company, Era Med LLC (“EraMED”), acquired the air medical business of Keystone Helicopter Corporation for $11.1 million. The Company’s purchase price includes cash consideration paid of $11.5 million in 2007 and $0.4 million received from Keystone Helicopter Corporation in 2008 for final working capital settlement. At the time of the acquisition, EraMED operated 33 light and medium twin engine helicopters, including four owned, ten leased-in and 19 managed, in support of hospital based air medical programs in the northeastern United States. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in December 2007.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The Company’s purchase price included cash consideration of $9.0 million ($1.0 million in 2007 and $8.0 million in 2006) and a note payable of $3.5 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the year ended December 31, 2008, the Company paid $1.6 million of additional consideration in accordance with the acquisition agreement. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $5.0 million.

NRCES Acquisition. On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services, Inc. (“NRCES”) (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES has the opportunity to receive additional consideration of up to $41.0 million based upon certain performance measures over a period from the date of the acquisition through December 31, 2008, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the years ended December 31, 2008 and 2007, the Company paid $0.4 million and $0.1 million, respectively, of additional consideration in accordance with the acquisition agreement.

Tex-Air Acquisition. All contingent consideration associated with the acquisition of Tex-Air Helicopters, Inc. (“Tex-Air”) was previously settled with minimal impact to the Company’s initial purchase price allocation. Additional consideration of $0.2 million earned for operating performance was paid with Common Stock in three equal yearly installments beginning in 2005. During 2007 and 2006, the Company issued 616 and 571 shares, respectively, of Common Stock in settlement of this obligation.

Purchase Price Allocation. The following table summarizes for the years ended December 31 the allocation of the purchase price for the Company’s acquisitions (in thousands):

	2008	2007	2006
Trade and other receivables	$(375)	$13,931	$2,278
Other current assets	7	1,335	(698)
Investments in Equity, and Receivables from 50% or Less Owned Companies	—	(915)	—
Property and equipment	828	48,992	(7,710)
Goodwill	3,086	18,312	1,599
Intangible Assets	3,625	(1,541)	2,875
Other Assets	—	5,198	10,608
Accounts payable and other current liabilities	2,002	(12,920)	(503)
Long-Term Debt	(504)	(1,202)	(3,500)
Deferred Income Taxes	(1,514)	(6,653)	3,085
Minority Interest in Subsidiaries	—	(836)	—

Purchase price(1)	$7,155	$63,701	$8,034

(1)	Purchase price is net of cash acquired (totaling $2.0 million in 2007), includes acquisition costs (totaling $1.2 million in 2007) and includes Common Stock issued (valued at $19.1 million in 2007). The purchase price does not include contingent consideration.

Equipment Additions. The Company’s capital expenditures were $428.5 million, $537.6 million and $381.7 million, in 2008, 2007 and 2006, respectively. Major equipment deliveries for the years ended December 31 were as follows (unaudited):

	2008	2007(1)	2006
Anchor handling towing supply	4	2	—
Crew	—	3	4
Standby safety	1	2	—
Supply	3	6	1
Towing supply	1	5	5
Specialty	1	—	—

	10	18	10

Inland River dry cargo barges	19	52	69

Inland River liquid tank barges	8	4	3

Inland River deck barges	—	19	7

Inland River towboats	4	—	—

Helicopters	25	26	21

Harbor Tugs	4	5	—

Ocean liquid tank barges	3	—	—

(1)	Excludes 14 liquid tank barges and eight towboats associated with the Waxler acquisition, four helicopters associated with the EraMED acquisition and one mini-supply vessel associated with the Vensea acquisition.

Equipment Dispositions. The Company has sold property and equipment for $171.7 million, $449.7 million, and $278.1 million in 2008, 2007 and 2006, respectively. Major equipment dispositions for the years ended December 31 were follows (unaudited):

	2008(1)	2007(2)	2006(3)(4)
Anchor handling towing supply	1	5	6
Crew	3	10	20
Mini-supply	4	3	5
Standby safety	—	—	—
Supply	4	5	19
Towing supply	5	19	8
Specialty	5	2	2

	22	44	60

Tankers	2	—	—

Inland River dry cargo barges	41	185	—

Inland River liquid tank barges	6	8	—

Inland River towboats	—	2	—

Helicopters	7	11	15

Harbor tugs	1	—	—

(1)	Includes the sale of one offshore supply vessel previously removed from service.

(2)	Excludes 61 dry cargo and three liquid tank barges contributed to Seaspraie joint venture (see Note 6).

(3)	Excludes eight dry cargo barges and 19 liquid tank barges contributed to Seaspraie joint venture (see Note 6).

(4)	Excludes the sale of six offshore supply vessels that were classified as held for sale for an aggregate consideration of $7.3 million and recognized gains of $0.8 million.

6.	INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES

Investments, carried at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2008	2007
Seaspraie	50.0%	$57,898	$56,290
Dart	49.0%	20,593	—
SCFCo Holdings	50.0%	11,455	6,463
Avion	39.1%	9,681	8,308
C-Lift	50.0%	9,260	6,633
Soylutions	50.0%	8,585	8,672
Other	30.0%-50.0%	32,590	22,922

		$150,062	$109,288

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, was as follows (in thousands):

	December 31,
	2008	2007
Current assets	$93,862	$89,223
Noncurrent assets	353,741	301,981
Current liabilities	35,070	32,042
Noncurrent liabilities	167,217	142,574

	Year ended December 31,
	2008	2007	2006
Operating revenues	$200,326	$120,091	$116,562
Operating income	53,608	36,719	21,199
Net income	45,346	43,260	43,693

As of December 31, 2008 and 2007, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $44.5 million and $32.2 million, respectively.

Seaspraie. On October 1, 2006, the Company and a financial investor created Seaspraie Holdings LLC, a joint venture to own inland marine transportation assets with a view toward generating cash returns which may be enhanced by entering into strategic positions in marketable securities and commodity futures. The Company’s contribution to the joint venture during 2007 included 61 dry cargo barges, three liquid tank barges and a fixed price construction contract with an aggregate value of $33.0 million. The Company made no contribution to the joint venture during 2008. During the year ended December 31, 2008, the Company recorded a $1.3 million loss, net of tax primarily resulting from an impairment charge recognized by the joint venture on prime broker exposure. During the years ended 2008, 2007 and 2006, the Company received fees of $2.7 million, $2.2 million and $0.2 million, respectively, related to the management of Seaspraie’s barges.

Dart. On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after market helicopter accessories. The Company has performed a preliminary fair value analysis of Dart as of the acquisition date. The excess of the purchase price over the Company’s interest in Dart’s net assets has been initially allocated to intangible assets and goodwill in the amount of $9.8 million each. Finalization of the preliminary fair value analysis may result in revisions to this allocation.

SCFCo Holdings. On February 20, 2007, the Company and a third party in South America formed SCFCo Holdings LLC, a 50-50 joint venture, to operate four towboats and 72 dry cargo barges on the Parana-Paraguay Rivers. Each party contributed $5.2 million to the joint venture and the joint venture secured bank financing to purchase the equipment. In 2008, the joint venture agreed to expand its operation to include two additional towboats and 40 dry cargo barges. Each party contributed an additional $6.1 million to the joint venture and it expanded its bank financing to purchase the additional equipment. During the year ended December 31, 2008, the Company sold 40 dry cargo barges to the joint venture for $22.0 million and during 2007 the Company sold four towboats and 67 dry cargo barges to the joint venture for $43.9 million.

Avion. On February 27, 2006, the Company purchased a 27.8% interest in Avion Pacific Limited (“Avion”), a distributor of aircraft and aircraft related parts, for $2.6 million. During the year ended December 31, 2008, the Company invested an additional $1.0 million to increase its ownership to 39.1%. As of December 31, 2008 and 2007, the Company had outstanding loans to Avion totaling $4.7 million.

C-Lift. On April 28, 2006, the Company entered into a joint venture engaged in the construction of two lift boats which began operations in the fourth quarter of 2007. The Company is a guarantor of 50% of C-Lift’s outstanding debt and its guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2008, the Company’s guarantee was $15.2 million.

Soylutions. On October 1, 2006, the Company purchased a 50% interest in Soylutions LLC for $9.1 million, a company that operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

Other. The Company’s other business ventures include offshore marine businesses that operate nine vessels, eight owned and one bareboat chartered-in, environmental services businesses, aviation services’ businesses, including a flight training center, a sugar trading business and an environmental remediation equipment manufacturer. As of December 31, 2008, loans of $2.9 million were payable to the Company from certain of these joint ventures. The Company is a guarantor of up to $3.9 million pursuant to a vessel charter between a joint venture of which the Company owns a 50% interest and the vessel owner. The Company’s guarantee declines over the life of the charter and terminates in 2011. The Company is also a guarantor of up to $0.2 million for amounts owed by a joint venture, of which the Company owns 50%, and of up to $0.5 million as security for the contract performance by another joint venture of which the Company owns 50%.

Additionally, the Company is a party to an international offshore marine joint venture which has obtained bank debt to finance the acquisition of four offshore support vessels. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint venture to fund the uncalled capital commitments to the joint venture. In such event, the Company would be required to contribute its allocable share of uncalled capital, which, as of December 31, 2008, was $2.6 million. During the years ended 2008 and 2007, the Company received $0.5 million and $0.4 million, respectively, of vessel management fees from this joint venture.

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

As of December 31, 2008 and 2007, the Company’s construction reserve funds of $287.9 million and $387.4 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the year ended December 31, 2008, construction reserve fund account transactions included withdrawals of $215.5 million and deposits of $116.0 million.

8.	INCOME TAXES

Income before income tax expense, minority interest in income of subsidiaries and equity in earnings of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 are as follows (in thousands):

	2008	2007	2006
United States	$303,678	$311,809	$319,677
Foreign	22,163	39,442	26,030

	$325,841	$351,251	$345,707

As of December 31, 2008, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $126.3 million.

The Company files a consolidated United States federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
State	$4,359	$1,552	$1,952
Federal	45,143	(548)	14,315
Foreign	25,019	12,595	8,264

	74,521	13,599	24,531

Deferred:
State	(4,453)	5,019	(1,698)
Federal	43,229	109,702	104,716
Foreign	45	2,121	(2,429)

	38,821	116,842	100,589

	$113,342	$130,441	$125,120

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	1.3%	1.0%	0.4%
State effective tax rate changes	(1.2)%	—%	—%
State taxes	0.7%	1.7%	0.5%
Other	(1.0)%	(0.6)%	0.3%

	34.8%	37.1%	36.2%

During the year ended December 31, 2008, the Company recognized an income tax benefit of $4.0 million on reductions in deferred tax liabilities resulting from lower state tax apportionment factors.

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Property and Equipment	$498,702	$459,134
Investments in 50% or Less Owned Companies	21,182	20,998
Long-term Debt	13,701	10,311
Intangible Assets	6,534	7,302
Other	8,301	15,516

Total deferred tax liabilities	548,420	513,261

Deferred tax assets:
Federal net operating loss carryforwards	—	3,097
Foreign tax credit carryforwards	18,211	25,275
Deductible goodwill	3,022	5,155
Other	31,560	29,033

Total deferred tax assets	52,793	62,560
Valuation allowance	(6,600)	(19,817)

Net deferred tax assets	46,193	42,743

Net deferred tax liabilities	$502,227	$470,518

The Company’s valuation allowance included $17.4 million of reserves established as part of the Company’s July 1, 2005 acquisition of Seabulk International, Inc. (“Seabulk Merger”) relating to acquired foreign tax credit carryforwards and federal and state net operating loss carryforwards. During the year ended December 31, 2008, the Company reduced its deferred tax assets and related valuation allowance by $2.0 million for acquired foreign tax credit carryforwards and federal net operating loss carryforwards that it was unable to utilize. Based on the expected future utilization of remaining acquired carryforwards as of December 31, 2008, the Company also reduced its valuation allowance by $11.0 million with a corresponding reduction in goodwill associated with the Seabulk Merger.

As of December 31, 2008, the Company has foreign tax credit carryforwards of $18.2 million that expire from 2011 through 2015. The Company believes it is more likely than not that the Company’s foreign tax credit carryforwards will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof, with the exception of $3.1 million.

During the year ended December 31, 2008, the Company decreased its valuation allowance for state net operating loss carryforwards by $0.1 million to $3.5 million.

The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. The additional net benefit recorded in stockholders’ equity was $1.2 million, $1.4 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In May 2007, the Internal Revenue Service (“IRS”) initiated an audit of the Company’s tax returns for the years ended December 31, 2004 and 2005. One of the Company’s subsidiaries is also under audit for its 2003 and 2004 tax returns, periods that were prior to the Company’s acquisition of that subsidiary. The audits are still ongoing and, to date, the IRS has proposed one adjustment relating to non-deductible expenses. While it is difficult to predict the final resolution of any tax matters that may arise from these audits, the Company believes that the eventual outcome of all such tax matters will not have a material adverse impact on its consolidated financial position or its results of operations.

9.	LONG-TERM DEBT

The Company’s borrowings as of December 31 are summarized below (in thousands):

	2008	2007
2.875% Convertible Debentures	$249,996	$250,000
5.875% Senior Notes (excluding unamortized discount of $1.0 million)	199,500	200,000
Title XI Bonds (excluding unamortized discount of $10.7 million)	176,781	184,516
9.5% Senior Notes (excluding unamortized premium of $8.1 million)	101,880	138,500
7.2% Senior Notes	69,777	134,500
Revolving Credit Facility	100,000	—
Other (excluding unamortized discount of $1.2 million)	61,811	31,952

	959,745	939,468
Portion due within one year	(33,671)	(9,648)
Debt premium (discount), net	(4,799)	(706)

	$921,275	$929,114

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2009	$33,671
2010	20,497
2011	10,257
2012	210,252
2013	282,954
Years subsequent to 2013	402,114

$959,745

2.875% Convertible Debentures. On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the “2.875% Convertible Debentures”). Interest on the 2.875% Convertible Debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2005. Beginning December 15, 2011, contingent interest is payable during any subsequent semi-annual interest period if the average market price of the 2.875% Convertible Debentures is equal to or exceeds 120% of their principal amount. The amount of contingent interest payable for any such period will be equal to 0.35% per annum of such average market value of the 2.875% Convertible Debentures. The 2.875% Convertible Debentures are convertible into shares of Common Stock at any time at an initial conversion price of $73.15 per share of Common Stock. The Company has reserved the maximum number of shares of Common Stock needed upon conversion, or 3,417,570, as of December 31, 2008. After December 20, 2009, the 2.875% Convertible Debentures may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. On December 15, 2011, 2014 and 2019, the holders of the 2.875% Convertible Debentures may require SEACOR to purchase for cash all or part of their debentures at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. SEACOR incurred $5.5 million of net underwriting fees associated with this debenture sale.

5.875% Senior Notes. In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the “5.875% Senior Notes”). The 5.875% Senior Notes were issued under a supplemental indenture dated as of September 27, 2002 to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5.875% Senior Notes is payable semiannually on April 1 and October 1 of each year. The 5.875% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. During the year ended December 31, 2008, the Company purchased $0.5 million, principal amount, of its 5.875% Senior Notes at a price of 86 percent of par without a material gain.

Title XI Bonds. The five double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of the Company (the “Title XI companies”) were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”). Seven series of bonds comprise the Title XI Bonds bearing interest at rates ranging from 6.50% to 7.54% with semi-annual principal and interest payments and maturing through June 2024. Beginning in June 2006, the Company was eligible to make additional principal payments equal to the regularly scheduled semi-annual principal payment on two of the Title XI Bonds which may be used to offset future principal payments at the Company’s discretion. During the years ended December 31, 2008, 2007 and 2006, the Company made $1.2 million, $2.2 million and $2.1 million, respectively, in additional principal payments in accordance with the terms of the Title XI financing. As of December 31, 2008, the Company had paid additional principal of $5.5 million in the aggregate in accordance with the terms of the Title XI financing.

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2008 and 2007, the Title XI reserve fund account balances were $17.9 million and $17.6 million, respectively.

The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2008, the Title XI companies held $20.5 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements.

In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2008 of the Title XI tankers was $305.0 million.

9.5% Senior Notes. In 2003, Seabulk International Inc. (“Seabulk”) issued $150.0 million of Senior Notes due 2013 (the “9.5% Senior Notes”). Interest on the 9.5% Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 9.5% Senior Notes are senior unsecured obligations of Seabulk and are guaranteed by certain of Seabulk’s U.S. subsidiaries. Negative covenants in the debenture governing the 9.5% Senior Notes include limits on the ability of Seabulk and certain of its U.S. subsidiaries to incur additional indebtedness, pay dividends to stockholders, make certain investments, sell assets and enter into certain strategic transactions. At the date of the Seabulk Merger, SEACOR owned $11.5 million of the 9.5% Senior Notes.

On February 28, 2006, SEACOR and Seabulk received consent from holders of a majority of the aggregate principal amount of outstanding 9.5% Senior Notes needed to enter into a supplemental indenture containing certain proposed amendments to the indenture governing the 9.5% Senior Notes. The supplemental indenture eliminated the requirement to report separate stand-alone financial statements for Seabulk as well as certain other reporting requirements and allowed for intercompany loans between SEACOR and Seabulk. In consideration of the holders’ consent to the proposed amendments, SEACOR paid a cash consent fee of $2.50 for each $1,000 of principal amount of 9.5% Senior Notes for which consent was received and SEACOR fully and unconditionally guaranteed Seabulk’s payment obligations under the 9.5% Senior Notes on a senior unsecured basis. The supplemental indenture has been executed and became effective March 2, 2006. Subsequent to December 31, 2008, the Company purchased $6.0 million, principal amount, of its 9.5% Senior Notes at an average price of 100 percent of par.

During the year ended December 31, 2008, the Company purchased $36.6 million, principal amount, of its 9.5% Senior Notes at an average price of 91 percent of par and recognized a gain of $6.2 million on the purchase.

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

During the year ended December 31, 2008, the Company purchased $64.7 million, principal amount, of its 7.2% Senior Notes at an average price of 100 percent of par and recognized a gain of $0.1 million on the purchase. As of December 31, 2008, the remaining principal balance due on the 7.2% Senior Notes is $69.8 million and is included in long-term debt in the accompanying consolidated balance sheets in accordance with SFAS No. 6, Classification of Short-term Obligations Expected to be Refinanced, as the Company has both the intent and ability to refinance this debt. If the Company cannot refinance this obligation on acceptable terms, its intent is to utilize the borrowing availability under its revolving credit facility.

SEACOR Revolving Credit Facility. On July 3, 2007, the Company amended its existing $300.0 million unsecured revolving credit facility, increasing the availability by $150.0 million, bringing the maximum available for borrowing to $450.0 million. The credit facility matures in November 2013 and advances under the facility are available for general corporate purposes. This facility will be reduced by 10% of the maximum committed amount during its term at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of December 31, 2008, the Company had $100.0 million outstanding borrowings under the revolving credit facility and the remaining availability under this facility was $347.9 million, net of issued letters of credit of $2.1 million. The Company may utilize a portion of this availability to satisfy its obligations under the terms of the 7.2% Senior Notes.

Other. The Company has various other obligations including ship, equipment and facility mortgages, notes payable to prior owners of acquisitions and short term financing for certain Commodity Trading inventories. These obligations have maturities ranging from several days through May 2021 and, as of December 31, 2008, had interest rates ranging from 3.0% to 8.5% all of which require periodic payments of interest and principal.

As of December 31, 2008, the Company had other outstanding letters of credit, apart from the revolving credit facility, totaling $40.7 million with various expiration dates through 2010.

10.	CAPITAL LEASE OBLIGATIONS

The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2009	$1,402
2010	1,402
2011	1,402
2012	2,657
2013	2,959

Total minimum lease payments	9,822
Premium on capital leases	438
Less amounts representing interest	(1,668)

Present value of minimum lease payments (including current portion of $907)	$8,592

As of December 31, 2008 and 2007, the Company had $12.1 million and $12.7 million, respectively, of equipment subject to capital lease obligations.

11.	COMMON STOCK

During the years ended December 31, 2008, 2007 and 2006, the Company acquired for treasury 2,824,717, 2,366,880 and 727,180, respectively, shares of Common Stock for an aggregate purchase price of $240.1 million, $213.3 million and $58.1 million, respectively. From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024 (“SEACOR Securities”). On April 23, June 6 and September 11, 2008, SEACOR announced that its Board of Directors increased such repurchase authority by $70.9 million, $75.5 million and $117.7 million, respectively, to a total authorized expenditure on each occasion of up to $150.0 million. As of December 31, 2008, SEACOR had authorization to repurchase $149.2 million of SEACOR Securities. Additionally, the Company may purchase, separate from such authorization, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

12.	SAVINGS PLANS

SEACOR Savings Plan. The Company provides a defined contribution plan to its employees (the “Savings Plan”). The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $3.2 million, $2.8 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2008 and 2007, the Company had an obligation of $4.7 million and $5.5 million, respectively, related to the Deferred Compensation Plan and is included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ ability to amend or terminate the plan).

13.	SHARE BASED COMPENSATION

Share Incentive Plans. SEACOR’s stockholders approved the 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan, the 2003 Share Incentive Plan and the 2007 Share Incentive Plan (collectively, the “Share Incentive Plans”) to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock awards, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 3,500,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants have been limited to restricted stock and restricted stock unit awards and options to purchase shares of Common Stock.

Restricted stock awards and restricted stock units vest in one to five years. Options to purchase shares of Common Stock vest and become exercisable in one to five years. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock awards vest immediately and options to purchase shares of Common Stock vest and become immediately exercisable. The Company granted 349,328, 348,755 and 278,155 shares in 2008, 2007 and 2006, respectively, pursuant to the Share Incentive Plans. The 1992 Non-Qualified Stock Option Plan, the 1996 Share Incentive Plan and the 2003 Share Incentive Plan were superseded by the 2007 Share Incentive Plan and no further grants will be made under the superseded plans. As of December 31, 2008, there were 601,535 shares available under the Share Incentive Plans for future grant.

SEACOR’s stockholders also approved the 2003 Non-Employee Director Share Incentive Plan under which each member of the Board of Directors who was not an employee of SEACOR was granted the right to receive 125 shares of Common Stock per quarter and was granted an option to purchase 3,000 shares of Common Stock annually. These grants commenced with the 2003 Annual Meeting of Stockholders of SEACOR. A total of 150,000 shares of Common Stock were authorized for grant under the 2003 Non-Employee Director Share Incentive Plan. During 2006, 30,000 options to purchase, net of cancellations, and 5,125 shares of Common Stock were granted under this plan. This plan has been superseded by the 2007 Share Incentive Plan and no further awards will be made under the 2003 Non-Employee Director Share Incentive Plan.

Employee Stock Purchase Plan. SEACOR’s stockholders approved the 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) that permits the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock will be available for purchase under the Stock Purchase Plan for six-month offering periods. The Stock Purchase Plan is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Stock Purchase Plan at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Stock Purchase Plan may be made without stockholder approval. A total of 300,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan during the ten years following its adoption. During the years ended December 31, 2008, 2007 and 2006 a total of 31,703, 27,550 and 23,921 shares, respectively, of Common Stock were issued pursuant to the Stock Purchase Plan. As of December 31, 2008, there were 121,164 shares available for future issuance pursuant to the Stock Purchase Plan.

Share Award Transactions. During the years ended December 31, 2008, 2007 and 2006, the Company recognized $12.2 million, $9.7 million and $6.6 million, respectively, of compensation expense related to stock options, employee stock purchase plan purchases and restricted stock grants (including restricted stock units) (collectively referred to as “share awards”). As of December 31, 2008, the Company had approximately $30.0 million in total unrecognized compensation costs of which $10.0 million and $8.8 million are expected to be recognized in 2009 and 2010, respectively, with the remaining balance recognized through 2013.

The weighted average value of grants under the Company’s share-based compensation plans were $51.65, $55.28 and $46.86 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of each option granted during the years ended December 31, 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 23.5%, 22.3% and 25.1%, respectively, (c) weighted average discount rates of 2.49%, 4.43% and 4.89%, respectively, and (d) expected lives of 5.55 years, 5.33 years and 5.00 years, respectively.

The following transactions have occurred in connection with the share award plans during the years ended December 31:

	2008		2007		2006
	Number of Shares	Wt’ed Avg Exercise/ Grant Price	Number of Shares	Wt’ed Avg Exercise/ Grant Price	Number of Shares	Wt’ed Avg Exercise/ Grant Price
Director stock awards granted	5,000	$90.05	5,000	$96.36	5,125	$83.99

Employee Stock Purchase Plan shares issued	31,703	$74.48	27,550	$74.48	23,921	$61.34

Restricted stock awards granted	141,190	$93.64	131,905	$97.84	119,295	$74.89

Restricted stock canceled	(2,320)	$93.37	(9,000)	$84.80	(635)	$71.32

Restricted Stock Unit (“RSU”) Activities:
Outstanding at beginning of year	1,820	$95.46	5,102	$65.32	51,832	$64.87
Granted	—	$—	1,600	$98.52	275	$73.20
Converted to shares(2)	(375)	$94.98	(4,882)	$64.96	(47,005)	$64.87

Outstanding at end of year	1,445	$95.58	1,820	$95.46	5,102	$65.32

Stock Option Activities:
Outstanding, at beginning of year	1,017,031	$61.01	877,025	$51.52	919,653	$37.23
Granted	203,138	$82.13	210,250	$92.46	194,425	$84.12
Exercised	(90,221)	$30.77	(63,094)	$32.80	(231,848)	$21.66
Canceled	(263)	$88.74	(7,150)	$71.38	(5,205)	$73.73

Outstanding, at end of year	1,129,685	$67.21	1,017,031	$61.01	877,025	$51.52

Options exercisable at year end	633,335	$55.09	568,371	$45.49	489,115	$39.32

Shares available for future grants and ESPP Purchases at year end(1)	722,699		1,102,867		627,498

(1)	The 2007 Share Incentive Plan was approved by the Company’s shareholders on May 17, 2007 with 1,000,000 shares being made available for stock awards. Upon approval of the new plan, no further grants will be made under any of the prior share incentive plans.

(2)	During the years ended December 31, 2008, 2007 and 2006, the Company released shares of 1,207, 1,207 and 47,005, respectively, relating to the Company’s Deferred Compensation Plan.

New shares are issued to satisfy stock option exercises or restricted stock awards pursuant to the Share Incentive Plans. Treasury shares are issued to satisfy stock acquired by employees through the Stock Purchase Plan.

The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was $4.4 million. As of December 31, 2008 the aggregate intrinsic value of all options outstanding, all exercisable options and all restricted stock awards outstanding was $11.6 million, $10.7 million and $20.0 million, respectively.

The following table summarizes certain information about the options outstanding as of December 31, 2008 grouped into five exercise price ranges:

	Exercise Price Range
	Under $ 40.00	$ 40.01 to $ 60.00	$ 60.01 to $80.00	$ 80.01 to $ 100.00	over $ 100.00
Options outstanding as of December 31, 2008	172,624	308,233	134,570	511,258	3,000
Weighted-average exercise price	$34.20	$47.79	$68.02	$89.66	$101.40
Weighted-average remaining contractual life (years)	3.47	3.84	6.51	8.25	7.64
Options exercisable as of December 31, 2008	172,624	235,601	81,545	142,365	1,200
Weighted average exercise price of exercisable options	$34.20	$45.58	$66.81	$89.07	$101.40

14.	RELATED PARTY TRANSACTIONS

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant, trusts for the benefit of Mr. Fabrikant’s two children, and Mr. Andrew Morse, a member of the board of directors of SEACOR, own barges that participate in the barge pools managed by the Company. Mr. Morse’s wife owned a barge that participated in the barge pools prior to the sale referred to below. Mr. Fabrikant and his affiliates and Mr. Morse and his wife were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In the years ended December 31, 2008, 2007 and 2006, Mr. Fabrikant and his affiliates earned $1.7 million, $1.7 million and $2.0 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). Mr. Morse and his wife earned $0.1 million of net barge pool results in each of the years ended December 31, 2008 and 2007. As of December 31, 2008, 2007 and 2006, the Company owed Mr. Fabrikant and his affiliates and Mr. Morse and his wife $0.7 million, $0.5 million and $0.6 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates and Mr. Morse and his wife participate in the barge pool on the same terms and conditions as other pool participants who are unrelated to the Company.

During the year ended December 31, 2008, the Company purchased a barge from Mr. Fabrikant’s sister for $0.5 million and sold it to Inland River Services’ South American joint venture. The proceeds received by Mr. Fabrikant’s sister were deposited into a construction reserve fund established by her that is managed by the Company. Additionally, the Company, on behalf of Mr. Fabrikant, sold three barges owned by him for scrap, for $0.3 million. During the year ended December 31, 2007, the Company purchased a barge from Mr. Morse’s wife at fair market value and sold it to Inland River Services’ South American joint venture at the same value. The proceeds received by Mr. Morse’s wife were deposited into a construction reserve fund established by her that is managed by the Company.

15.	COMMITMENTS AND CONTINGENCIES

The Company’s unfunded capital commitments as of December 31, 2008 consisted primarily of offshore marine vessels, helicopters and inland river towboats and totaled $157.4 million, of which $113.3 million is payable during 2009 and the balance payable during 2010. Of the total unfunded capital commitments, $22.6 million may be terminated without further liability other than the payment of liquidated damages of $1.8 million in the aggregate.

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

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels which called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels which called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $60.0 million as of December 31, 2008 and such tankers contributed operating revenues of $29.2 million during the year ended December 31, 2008.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received. A funding update as of March 2008 indicated that an additional funding deficit of $116.2 million had developed over the two years since the last actuarial valuation in 2006. No invoices in respect of this deficit will be issued to participating employers until the results of the next actuarial valuation, due in March 2009, are available. Should the deficit be maintained at current levels through the March 2009 actuarial valuation the Company estimates its share of the deficit to be approximately $1.5 million. The Company would recognize payroll related operating expenses at such time as it is invoiced for its share of any funding deficit.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered but the Company expects it likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the deficit to be approximately $1.0 million.

As of December 31, 2008, the Company leases 39 offshore marine vessels, resulting primarily from sale-leaseback transactions, 15 helicopters, nine barges, four harbor tugs and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease and range in duration from one to six years. Certain of the gains realized from various sale-leaseback transactions, totaling $0.7 million, $57.0 million and $28.9 million in 2008, 2007 and 2006, respectively, have been deferred in the accompanying consolidated balance sheets and are being credited to income as reductions in rental expense over the lease terms. The total rental expense for the Company’s operating leases in 2008, 2007 and 2006 totaled $66.4 million, $62.1 million and $59.5 million, respectively.

Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2008 (in thousands):

Minimum Payment
2009	$33,929
2010	33,585
2011	27,234
2012	16,137
2013	3,294
Years subsequent to 2013	9,688

16.	MAJOR CUSTOMERS AND SEGMENT DATA

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

Offshore Marine Services. Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 43%, 51% and 52% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Marine Transportation Services. As of December 31, 2008, Marine Transportation Services owned a fleet of eight U.S.-flag product tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade. This segment contributed 7%, 9% and 11% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Inland River Services. Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry’s newest fleets of dry cargo and liquid tank barges transporting agricultural, industrial, chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations used in barge loading and unloading activities, and deck barges for specialized projects. It also manages barges for third parties. Inland River Services contributed 9%, 9% and 11% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Aviation Services. Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, aircraft leasing, transportation services to hospitals and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft and a regional airline at its fixed base operation at Ted Stevens Anchorage International Airport. It also provides aircraft and flight crews under contracts, provides flight training services and manages customer-owned aircraft. Aviation Services contributed 15%, 16% and 12% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Environmental Services. Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Business is conducted primarily through the Company’s wholly owned subsidiaries and their affiliates: National Response Corporation, O’Brien’s Response Management Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 10%, 12% and 11% of consolidated operating revenues in 2008, 2007 and 2006, respectively.

Commodity Trading. Commodity Trading operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are rice, ethanol, clean blendstocks and sugar. Commodity Trading contributed 13% and 1% of consolidated operating revenues in 2008 and 2007, respectively.

Other Activities.

Harbor and Offshore Towing Services. As of December 31, 2008, Harbor and Offshore Towing Services operated a total of three ocean liquid tank barges and 35 vessels, of which 19 were conventional tugs, six were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs.

Other Joint Ventures, Leasing and Other Activities. The Company has minority equity investments in various entities including a company that designs and manufactures water treatment systems for sale or lease and two aviation services businesses in Asia. The Company also engages in lending and leasing activities.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments. Certain reclassifications of prior period information have been made to conform to the current period’s segment presentation.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2008
Operating Revenues:
External customers	705,967	114,028	138,662	248,569	167,948	208,264	72,518	—	1,655,956
Intersegment	2,761	—	5,360	58	82	—	363	(8,624)	—

	708,728	114,028	144,022	248,627	168,030	208,264	72,881	(8,624)	1,655,956

Costs and Expenses:
Operating	390,102	72,246	82,419	181,490	117,326	189,905	45,821	(8,193)	1,071,116
Administrative and general	58,422	6,302	7,887	20,130	27,527	8,960	9,966	35,684	174,878
Depreciation and amortization	55,634	32,013	16,582	36,411	7,053	—	7,750	983	156,426

	504,158	110,561	106,888	238,031	151,906	198,865	63,537	28,474	1,402,420

Gains (Losses) on Asset Dispositions and Impairments, Net	69,206	3,629	10,394	4,883	124	—	1,315	(398)	89,153

Operating Income (Loss)	273,776	7,096	47,528	15,479	16,248	9,399	10,659	(37,496)	342,689

Other Income (Expense):
Derivative gains (losses), net	—	—	—	274	—	(429)	15	(13,448)	(13,588)
Foreign currency gains (losses), net	(422)	55	—	271	(318)	70	(149)	(7,344)	(7,837)
Other, net	(12)	—	16	38	—	8	4	266	320
Equity in Earnings (Losses) of 50% or Less Owned Companies	11,068	—	388	(461)	616	173	285	—	12,069

Segment Profit	284,410	7,151	47,932	15,601	16,546	9,221	10,814

Other Income (Expense) not included in Segment Profit									4,257
Less Equity Earnings included in Segment Profit									(12,069)

Income Before Taxes, Minority Interest and Equity Earnings									325,841

Capital Expenditures	113,306	6,727	54,562	220,623	8,999	—	23,256	1,005	428,478

As of December 31, 2008
Property and Equipment	794,461	396,242	276,471	495,410	33,099	—	140,159	3,674	2,139,516
Investments, at Equity, and Receivables from 50% or Less Owned Companies	27,674	—	77,938	27,415	1,839	2,186	13,010	—	150,062
Goodwill	13,367	—	1,493	353	34,981	—	1,302	—	51,496
Intangible Assets	12,623	2,717	1,788	—	10,603	—	747	—	28,478
Other current and long-term assets, excluding cash and near cash assets(1)	165,746	11,838	40,561	63,154	58,039	47,037	25,759	24,711	436,845

Segment Assets	1,013,871	410,797	398,251	586,332	138,561	49,223	180,977

Cash and near cash assets(1)									655,803

Total Assets									3,462,200

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2007
Operating Revenues:
External customers	692,245	116,037	121,248	215,039	155,375	9,600	49,686	—	1,359,230
Intersegment	173	—	—	—	1,451	—	346	(1,970)	—

	692,418	116,037	121,248	215,039	156,826	9,600	50,032	(1,970)	1,359,230

Costs and Expenses:
Operating	374,474	90,702	57,458	157,240	111,297	9,731	33,421	(1,920)	832,403
Administrative and general	51,908	5,309	6,807	18,865	23,310	855	8,394	31,869	147,317
Depreciation and amortization	60,523	38,248	16,307	27,561	4,853	—	5,506	1,309	154,307

	486,905	134,259	80,572	203,666	139,460	10,586	47,321	31,258	1,134,027

Gains (Losses) on Asset Dispositions and Impairments, Net	82,534	—	30,562	8,032	175	—	1,270	(1)	122,572

Operating Income (Loss)	288,047	(18,222)	71,238	19,405	17,541	(986)	3,981	(33,229)	347,775

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(2,695)	—	736	(233)	13,027	10,835
Foreign currency gains (losses), net	(760)	43	—	44	(61)	—	(115)	1,079	230
Other, net	10	—	108	613	(1)	—	118	(859)	(11)
Equity in Earnings (Losses) of 50% or Less Owned Companies	14,221	—	7,650	(8)	237	—	(35)	—	22,065

Segment Profit (Loss)	301,518	(18,179)	78,996	17,359	17,716	(250)	3,716

Other Income (Expense) not included in Segment Profit (Loss)									(7,578)
Less Equity Earnings included in Segment Profit									(22,065)

Income Before Taxes, Minority Interest and Equity Earnings									351,251

Capital Expenditures	344,377	14,295	30,844	133,829	6,367	—	6,180	1,716	537,608

As of December 31, 2007
Property and Equipment	807,210	431,517	225,052	332,709	29,223	—	113,358	4,083	1,943,152
Investments, at Equity, and Receivables from 50% or Less Owned Companies	21,023	—	71,426	6,016	884		9,939	—	109,288
Goodwill	21,421	178	1,492	352	32,666	—	4,117	—	60,226
Intangible Assets	15,221	3,092	2,454	—	8,882	—	851	—	30,500
Other current and long-term assets, excluding cash and near cash assets(1)	169,598	8,891	34,003	76,000	55,949	2,798	16,704	59,821	423,764

Segment Assets	1,034,473	443,678	334,427	415,077	127,604	2,798	144,969

Cash and near cash assets(1)									1,001,721

Total Assets									3,568,651

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2006
Operating Revenues:
External customers	682,046	145,195	147,466	155,662	144,134		48,942	—	1,323,445
Intersegment	531	—	—	352	382	—	282	(1,547)	—

	682,577	145,195	147,466	156,014	144,516	—	49,224	(1,547)	1,323,445

Costs and Expenses:
Operating	338,980	81,493	69,359	121,569	103,154	—	30,173	(1,528)	743,200
Administrative and general	46,377	4,173	3,988	14,945	20,593	—	7,214	33,470	130,760
Depreciation and amortization	81,512	40,665	14,300	19,956	3,358	—	5,063	1,860	166,714

	466,869	126,331	87,647	156,470	127,105	—	42,450	33,802	1,040,674

Gains (Losses) on Asset Dispositions and Impairments, Net	67,006	—	84	11,088	(198)	—	—	(3)	77,977

Operating Income (Loss)	282,714	18,864	59,903	10,632	17,213	—	6,774	(35,352)	360,748

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(1,397)	—	—	(204)	7,944	6,343
Foreign currency gains (losses), net	(1,095)	(22)	—	(49)	(148)	—	(148)	3,820	2,358
Other, net	152	—	28	653	27	—	—	87	947
Equity in Earnings (Losses) of 50% or Less Owned Companies	11,592	—	(3)	38	60	—	3,125	—	14,812

Segment Profit	293,363	18,842	59,928	9,877	17,152	—	9,547

Other Income (Expense) not included in Segment Profit									(24,689)
Less Equity Earnings included in Segment Profit									(14,812)

Income Before Taxes, Minority Interest and Equity Earnings									345,707

Capital Expenditures	148,830	1,809	41,103	150,371	11,767	—	26,738	1,092	381,710

As of December 31, 2006
Property and Equipment	713,232	448,750	225,985	258,544	23,750	—	97,366	2,583	1,770,210
Investments, at Equity, and Receivables from 50% or Less Owned Companies	22,310	—	36,895	3,162	895	—	12,956	—	76,218
Goodwill	21,421	177	1,493	352	14,390	—	4,117	—	41,950
Intangible Assets	19,295	3,400	3,147	—	11,429	—	935	425	38,631
Other current and long-term assets, excluding cash and near cash assets(1)	172,491	17,722	26,472	61,646	47,808	—	16,439	57,670	400,248

Segment Assets	948,749	470,049	293,992	323,704	98,272	—	131,813

Cash and near cash assets(1)									925,725

Total Assets									3,252,982

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In 2008, 2007 and 2006, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2008, 2007 and 2006, approximately 32%, 30% and 27%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet. These vessels are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these vessels may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material as that term is defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers (in thousands):

	For the year ended December 31,
	2008	2007	2006
Operating Revenues:
United States	$1,130,867	$946,298	$969,589
Africa, primarily West Africa	162,998	160,046	159,493
United Kingdom, primarily North Sea	80,025	77,959	63,968
Asia	45,226	33,429	38,647
Middle East	88,421	55,684	39,973
Mexico, Central and South America	118,381	50,000	22,444
Other	30,038	35,814	29,331

	$1,655,956	$1,359,230	$1,323,445

The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of the end of each applicable period presented (in thousands):

	As of December 31,
	2008	2007	2006
Property and Equipment:
United States	$1,512,645	$1,569,974	$1,396,618
Africa, primarily West Africa	122,261	91,281	165,051
United Kingdom, primarily North Sea	47,297	39,099	17,593
Asia	46,586	46,660	62,043
Middle East	81,367	56,550	28,986
Mexico, Central and South America	273,169	101,548	69,604
Other	56,191	38,040	30,315

	$2,139,516	$1,943,152	$1,770,210

17. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS (in thousands)
	For the year ended December 31,
	2008	2007	2006
Income taxes paid	$31,560	$19,960	$80,798
Income taxes refunded	6,991	40	280
Interest paid	54,649	50,241	54,465
Schedule of Non-Cash Investing and Financing Activities:
Company financed purchase of inventory	56,139	—	—
Company financed purchase of vessels	33,381	16,489	—
Company financed sale of vessels	1,500	—	1,125
Contribution of assets to business ventures	2,517	33,027	27,800
Acquisition of Waxler – Common Stock	—	19,110	—
Acquisitions of Trident and RMA – Notes payable	504	—	3,500

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim periods is presented below (in thousands except share data). Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2008
Operating Revenues	$454,926	$437,608	$408,967	$354,455
Operating Income	110,336	106,723	71,114	54,516
Net Income	71,781	75,642	38,357	37,908
Basic Earnings Per Common Share	$3.64	$3.75	$1.80	$1.70
Diluted Earnings Per Common Share	$3.11	$3.20	$1.57	$1.50
2007
Operating Revenues	$363,090	$359,923	$325,454	$310,763
Operating Income	98,439	91,165	97,184	60,987
Net Income	67,948	70,282	65,266	38,152
Basic Earnings Per Common Share	$2.99	$3.02	$2.73	$1.57
Diluted Earnings Per Common Share	$2.62	$2.66	$2.41	$1.40

SEACOR HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

Description	Balance Beginning of Year	Charges (Reductions) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2008
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,172	$1,392	$(946)	$6,618

Year Ended December 31, 2007
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,903	$571	$(1,302)	$6,172

Year Ended December 31, 2006
Allowance for doubtful accounts (deducted from trade and notes receivable)	$13,996	$(3,405)	$(3,688)	$6,903

(1)	Trade and notes receivable amounts deemed uncollectible are removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

Exhibit Number	Description
4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*	Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings, Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

Exhibit Number	Description
4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*	Purchase Agreement, dated as of September 15, 1997, between SEACOR Holdings Inc. and Salomon Brothers Inc., individually and as representative of the Initial Purchasers (as defined therein)(incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

10.6*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

Exhibit Number	Description
10.7*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.8*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.9*	Stock Purchase Agreement dated as of January 30, 2001, by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.10*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and between SEACOR SMIT Inc. and Brian Cheramie (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.11*	Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.12*	Letter Agreement dated as of February 23, 2001, amending the Stock Purchase Agreement dated as of January 30, 2001 by and among SEACOR SMIT Inc., the persons listed on Exhibit A thereto and Brian Cheramie, as representative of such persons (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2001).

10.13*	Stock Exchange Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

10.14*	Tax Deed, dated as of May 4, 2001, by and between SEACOR SMIT Inc. and the Stirling Vendors (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2001).

10.15*	Securities Purchase Agreement dated as of December 31, 2002 by and between Offshore Aviation Inc., a wholly- owned subsidiary of SEACOR SMIT Inc., and Edward L. Behne (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003).

10.16*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.17*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).

10.18*+	Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.19*+	Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.20*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

Exhibit Number	Description
10.21*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.22*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.23*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.24*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.25+	Compensation Arrangements for the Executive Officers.

10.26+	Compensation of Non-Employee Directors.

10.27*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

10.28*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.29*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.30*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2007).

10.31*	Amendment No. 1 to SEACOR Holdings Inc.’s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.32*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.33*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.34*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

21.1	List of Registrant’s Subsidiaries.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.