Form 10-Q
period 2009-03-31
SEACOR HOLDINGS INC /NEW/
filed 2009-04-30
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009              or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of April 24, 2009 was 20,190,516. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$376,720	$275,442
Restricted cash	23,984	20,787
Marketable securities	50,785	53,817
Receivables:
Trade, net of allowance for doubtful accounts of $5,258 and $5,730 in 2009 and 2008, respectively	262,170	277,350
Other	41,515	40,141
Inventories	62,065	66,278
Deferred income taxes	5,164	5,164
Prepaid expenses and other	11,286	10,499

Total current assets	833,689	749,478

Property and Equipment	2,761,837	2,741,322
Accumulated depreciation	(649,971)	(601,806)

Net property and equipment	2,111,866	2,139,516

Investments, at Equity, and Receivables from 50% or Less Owned Companies	158,066	150,062
Construction Reserve Funds & Title XI Reserve Funds	297,681	305,757
Goodwill	52,919	51,496
Intangible Assets	27,230	28,478
Other Assets, net of allowance for doubtful accounts of $888 in 2008	36,086	34,867

	$3,517,537	$3,459,654

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,301	$33,671
Current portion of capital lease obligations	921	907
Accounts payable and accrued expenses	104,023	102,798
Other current liabilities	145,421	139,425

Total current liabilities	262,666	276,801

Long-Term Debt	910,156	895,689
Capital Lease Obligations	7,426	7,685
Deferred Income Taxes	530,825	515,455
Deferred Gains and Other liabilities	111,714	121,796

Total liabilities	1,822,787	1,817,426

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,538,588 and 32,390,838 shares issued in 2009 and 2008, respectively	325	324
Additional paid-in capital	959,092	956,457
Retained earnings	1,455,765	1,402,771
Shares held in treasury of 12,348,072 and 12,373,291 in 2009 and 2008, respectively, at cost	(723,154)	(724,357)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(5,578)	(5,045)
Derivative loss on cash flow hedge, net of tax	(36)	—

	1,686,414	1,630,150
Noncontrolling interests in subsidiaries	8,336	12,078

Total equity	1,694,750	1,642,228

	$3,517,537	$3,459,654

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Revenues	$399,516	$354,455

Costs and Expenses:
Operating	248,412	235,040
Administrative and general	38,682	39,005
Depreciation and amortization	39,264	37,800

	326,358	311,845

Gains on Asset Dispositions and Impairments, Net	16,760	11,906

Operating Income	89,918	54,516

Other Income (Expense):
Interest income	1,043	7,476
Interest expense	(14,337)	(13,491)
Debt extinguishment gains, net	1,363	—
Marketable security losses, net	(3,981)	(5,684)
Derivative gains, net	3,611	6,467
Foreign currency gains, net	658	2,610
Other, net	190	164

	(11,453)	(2,458)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	78,465	52,058
Income Tax Expense	28,199	19,790

Income Before Equity in Earnings of 50% or Less Owned Companies	50,266	32,268
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	3,527	4,579

Net Income	53,793	36,847
Net Income attributable to Noncontrolling Interests in Subsidiaries	799	202

Net Income attributable to SEACOR Holdings Inc.	$52,994	$36,645

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$2.68	$1.64
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$2.36	$1.50
Weighted Average Common Shares Outstanding:
Basic	19,761,776	22,343,655
Diluted	23,507,459	26,011,338

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity	Comprehensive Income
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2008, previously reported	$324	$922,540	$1,421,712	$(724,357)	$(5,045)	$12,078	$1,627,252
Adoption of FSP APB 14-1 (see note 8)	—	33,917	(18,941)	—	—	—	14,976

December 31, 2008, as adjusted	324	956,457	1,402,771	(724,357)	(5,045)	12,078	1,642,228
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,228	—	—	1,228
Exercise of stock options	—	234	—	—	—	—	234
Director stock awards	—	97	—	—	—	—	97
Restricted stock and restricted stock units	1	(703)	—	42	—	—	(660)
Amortization of share awards	—	3,071	—	—	—	—	3,071
Cancellation of restricted stock	—	67	—	(67)	—	—	—
Conversion option on purchased Convertible Debentures	—	(131)	—	—	—	—	(131)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(4,541)	(4,541)
Comprehensive income:
Net income	—	—	52,994	—	—	799	53,793	$53,793
Other comprehensive loss	—	—	—	—	(569)	—	(569)	(569)

Three months ended March 31, 2009	$325	$959,092	$1,455,765	$(723,154)	$(5,614)	$8,336	$1,694,750	$53,224

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Net Cash Provided by Operating Activities	$99,168	$59,268

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,688)	(81,492)
Proceeds from disposition of property and equipment	43,867	38,051
Purchases of marketable securities	—	(82,406)
Proceeds from sales of marketable securities	—	23,072
Cash settlements on derivative transactions, net	—	4,647
Investments in and advances to 50% or less owned companies	(5,473)	(3,985)
Return of investments and advances from 50% or less owned companies	1,064	60
Proceeds on sale of investments from 50% or less owned companies	136	—
Principal payments on third party notes receivable, net	1,198	218
Net increase in restricted cash	(3,197)	(8,528)
Net decrease (increase) in construction reserve funds and title XI reserve funds	8,076	(8,681)
Net decrease in escrow deposits on like-kind exchanges	—	8,427
(Investments in) repayments on leases, net	(2,074)	23
Business acquisitions, net of cash acquired	(1,563)	(2,594)

Net cash provided by (used in) investing activities	16,346	(113,188)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(39,690)	(1,186)
Proceeds from issuance of long-term debt, net of offering costs	25,000	—
Common stock acquired for treasury	—	(45,900)
Proceeds and tax benefits from share award plans	780	3,599
Purchase of subsidiary shares from noncontrolling interest	(250)	—
Cash received from noncontrolling interest	—	2,447

Net cash used in financing activities	(14,160)	(41,040)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(76)	2,442

Net Increase (Decrease) in Cash and Cash Equivalents	101,278	(92,518)
Cash and Cash Equivalents, Beginning of Period	275,442	537,305

Cash and Cash Equivalents, End of Period	$376,720	$444,787

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial information for the three months ended March 31, 2009 and 2008 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008, its changes in equity for the three months ended March 31, 2009 and its cash flows for the three months ended March 31, 2009 and 2008. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Unless the context otherwise indicates, any references in this Quarterly Report on Form 10-Q to the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries and any references in this Quarterly Report on Form 10-Q to “SEACOR” refer to SEACOR Holdings Inc.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income to be reported at amounts inclusive of both the Company’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests and its inclusion in comprehensive income, the adoption of SFAS No. 160 had no impact on the Company’s consolidated financial position or its results of operations.

2.	Financial Instruments Measured at Fair Value

The fair value of an asset or liability, as defined by SFAS No. 157, Fair Value Measurements, is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair vale of the assets or liabilities.

The Company’s assets and liabilities as of March 31, 2009 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$50,245	$540	$—
Derivative instruments	295	1,193	—
Construction reserve funds and Title XI reserve funds	297,681	—	—
LIABILITIES
Short sale of marketable securities	4,456	—	—
Derivative instruments	1,111	1,630	—

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS No. 157-2”), with no material impact on its consolidated financial position or its results of operations. FSP SFAS No. 157-2 deferred for one year the effective date of SFAS No. 157 for certain nonfinancial assets and certain nonfinancial liabilities.

3.	Derivative Instruments and Hedging Strategies

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure for derivative instruments and hedging activities about how and why an entity uses derivative instruments and hedges and how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company accounts for derivatives in accordance with SFAS No. 133. All of the Company’s derivative positions are stated at fair value in the accompanying condensed consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges under SFAS No. 133 are reported in the accompanying condensed consolidated statements of income as derivative gains, net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying condensed consolidated statements of income as derivative gains, net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive loss in the accompanying condensed consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in the accompanying condensed consolidated statements of income as derivative gains, net.

Derivative instruments are classified as either assets or liabilities based on whether their individual fair value is a gain or loss. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2009 are as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments under SFAS No. 133:
Forward currency exchange contracts (fair value hedges)	$500	$—
Interest rate swap agreement (cash flow hedge)	—	75

	500	75

Derivatives not designated as hedging instruments under SFAS No. 133:
Options on equities and equity indices	186	540
Forward currency exchange, option and future contracts	785	1,783
Interest rate swap agreement	—	191
Commodity swap, option and future contracts:
Exchange traded	—	—
Non-exchange traded	—	—
U.S. treasury notes and bond future and option contracts	17	152

	988	2,666

	$1,488	$2,741

The Company evaluates the risk of counterparty default by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties.

Fair Value Hedges. As of March 31, 2009, the Company has designated certain of its forward currency exchange contracts with notional values of €16.0 million as fair value hedges under SFAS No. 133 in respect of capital commitments denominated in euros scheduled to be delivered in 2010. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the three months ended March 31, 2009, the Company designated €15.0 million notional value of its forward currency exchange contracts as fair value hedges under SFAS No. 133, in addition to the €20.0 million previously so designated as of December 31, 2008. During the three months ended March 31, 2009, the Company no longer designated €19.0 million notional value of these contracts as fair value hedges under SFAS No. 133.

For the three months ended March 31, 2009, the Company recognized gains (losses) on derivative instruments designated as fair value hedges as follows (in thousands):

Derivative gains (losses), net
Forward currency exchange contracts, effective and ineffective portions	$(1,468)
Increase in fair value of hedged items included in property and equipment corresponding to effective portion of derivative losses	1,860

$392

Cash Flow Hedge. On March 23, 2009, the Company entered into an interest rate swap agreement expiring March 2014 with a notional value of $25.0 million. The Company designated this instrument as a cash flow hedge under the provisions of SFAS No. 133. This instrument calls for the Company to pay a fixed interest rate of 2.25% on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. By entering into this interest rate swap agreement, the Company has converted the variable LIBOR component on $25.0 million of outstanding borrowings under its revolving credit facility maturing in 2013 to a fixed interest rate to protect against interest rate fluctuations.

For the three months ended March 31, 2009, the Company recognized gains (losses) on a derivative instrument designated as a cash flow hedge as follows (in thousands):

	Other comprehensive income (loss)	Derivative gains (losses), net
Interest rate swap agreement, effective portion	$(62)	$—
Interest rate swap agreement, ineffective portion	—	(18)
Reclassification of derivative losses to interest expense	6	—

	$(56)	$(18)

Other Derivative Instruments. For the three months ended March 31, 2009, the Company recognized gains (losses) on derivative instruments not designated as hedging instruments under SFAS No. 133 as follows (in thousands):

Derivative gains (losses), net
Options on equities and equity indices	$2,079
Forward currency exchange, option and future contracts	540
Interest rate swap agreement	(191)
Commodity swap, option and future contracts:
Exchange traded	(15)
Non-exchange traded	1,079
U.S. treasury notes and bond future and option contracts	(255)

$3,237

The Company holds positions in publicly traded equity options that convey the right or obligation to engage in a future transaction on the underlying equity security or index. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These contracts are typically entered into to mitigate the risk of changes in market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose of.

The Company has entered into and settled positions in various forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, renminbi, dirham, Brazilian real and rand. As of March 31, 2009, the outstanding forward currency exchange contracts translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $4.5 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve months.

On March 24, 2009, the Company entered into an interest rate swap agreement expiring March 2014 with a notional value of $25.0 million. This instrument calls for the Company to pay a fixed interest rate of 2.335% on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. By entering into this interest rate swap agreement, the Company is protecting against interest rate fluctuations on the variable LIBOR component on $25.0 million of outstanding borrowings under its revolving credit facility maturing in 2013. This instrument does not currently qualify as a cash flow hedge under the provisions of SFAS No. 133.

The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil, gasoline and ethanol). The general purpose of these transactions is to provide value to the Company should there be a sustained decline in the price of commodities that over time could lead to a reduction in the market values and cash flows of the Company’s offshore, inland river and commodity trading businesses.

The Company has also entered into and settled various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of March 31, 2009, the Company carried ethanol inventory relating to the physical delivery of product from these transactions with a carrying value of $10.9 million.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which if sustained over time, might lead to higher interest costs for the Company.

4.	Business Acquisitions

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. SFAS No. 141(R) amended the Company’s accounting policy by requiring the Company to recognize on its future acquisitions, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. It establishes that shares issued in consideration for a business combination be at fair value on the acquisition date, requires the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, and requires recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values. It also provides for the capitalization of in-process research and development assets acquired, requires acquisition-related transaction costs to be expensed as incurred, allows for the capitalization of acquisition-related restructuring costs only if the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date, and requires as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the three months ended March 31, 2009, the Company paid $0.9 million of additional consideration in accordance with the acquisition agreement that was recorded as goodwill in the accompanying condensed consolidated balance sheets.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom. The selling stockholder of Link has the opportunity to receive additional consideration of up to

£2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the three months ended March 31, 2009, the Company paid £61,560 ($0.1 million) of additional consideration in accordance with the acquisition agreement that was recorded as goodwill in the accompanying condensed consolidated balance sheets.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services. The selling stockholder of RMA has the opportunity to receive additional consideration of $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the three months ended March 31, 2009, the Company paid $0.6 million of additional consideration in accordance with the acquisition agreement that was recorded as goodwill in the accompanying condensed consolidated balance sheets.

5.	Equipment Acquisitions, Dispositions and Depreciation Policy

During the three months ended March 31, 2009, capital expenditures were $25.7 million. Equipment deliveries during the period included one offshore marine vessel, one inland river towboat and two helicopters.

During the three months ended March 31, 2009, the Company sold eight offshore marine vessels and four inland river dry cargo barges. One leased helicopter was a total loss after an accident in the North Sea. The Company received $43.9 million on the disposition of these assets, including the insurance proceeds for the helicopter, and recognized net gains of $16.8 million.

Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.

As of March 31, 2009, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore marine vessels	20
Tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Dry-cargo vessels	25
Helicopters	12
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

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

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

Dart. On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after market helicopter accessories. The Company has performed a preliminary fair value analysis of Dart as of the acquisition date. The excess of the purchase price over the Company’s interest in Dart’s net assets has been initially allocated to intangible assets and goodwill in the amount of $9.8 million each. The preliminary fair value analysis is not yet complete.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of March 31, 2009 consisted primarily of offshore marine vessels, helicopters, ocean liquid tank barges and inland river towboats and totaled $124.6 million, of which $87.0 million is payable during the remainder of 2009 and the balance payable in 2010. Of the total unfunded capital commitments, $22.9 million may be terminated without further liability other than the payment of liquidated damages of $3.1 million in the aggregate. Subsequent to March 31, 2009, the Company committed to purchase additional equipment for $8.0 million and extended the delivery dates and timing of payments totaling $16.8 million for certain equipment from 2009 to 2010.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures and has issued a performance guarantee on behalf of one of its joint ventures. As of March 31, 2009, the total amount guaranteed by the Company under these arrangements was $23.0 million. Additionally, as of March 31, 2009, the Company had an uncalled capital commitment to one of its joint ventures for $2.7 million.

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in the Company’s estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or its results of operations.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels that called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels that called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005,

MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $58.3 million as of March 31, 2009 and such tankers contributed operating revenues of $7.5 million during the three months ended March 31, 2009.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies

(which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the deficit to be approximately $1.0 million.

8.	Long-Term Debt and Capital Lease Obligations

As of March 31, 2009, the Company had $125.0 million outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $322.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $40.7 million with various expiration dates through 2012. Subsequent to March 31, 2009, an additional letter of credit was issued apart from the Company’s revolving credit facility in the amount of $6.0 million with an expiration in 2010.

During the three months ended March 31, 2009, the Company made principal repayments of $22.8 million on its long-term debt and capital lease obligations excluding debt repurchases (see note 9).

Effective January 1, 2009, the Company adopted FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that reflects the issuers’ non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. Upon adopting FSP APB 14-1, the Company recorded the impact on a retrospective basis for all periods presented and adjusted previously reported equity as of December 31, 2008 by increasing additional paid-in capital $33.9 million and reducing retained earnings $18.9 million. For the three months ended March 31, 2009 and 2008, the impact of adopting FSP APB 14-1 on the Company’s condensed consolidated statements of income was an additional $2.1 million and $1.9 million of pre-tax, non-cash interest expense, respectively. For the three months ended March 31, 2009 and 2008, the impact of the adoption on basic earnings per share was a reduction of $0.07 and $0.06 per share, respectively.

9.	Stock and Debt Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), and its 2.875% Convertible Debentures due 2024. During the three months ended March 31, 2009, the Company repurchased $2.0 million in principal amount of its 2.875% Convertible Debentures due 2024 for $1.9 million and none of its Common Stock. During the three months ended March 31, 2008, the Company acquired for treasury 545,400 shares of Common Stock for an aggregate purchase price of $45.9 million and none of its 2.875% Convertible Debentures due 2024. As of March 31, 2009, the remaining authority under the repurchase plan was $147.2 million. Subsequent to March 31, 2009, the Company purchased $1.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $1.8 million.

Additionally, the Company may purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the three months ended March 31, 2009, the Company repurchased $1.0 million in principal amount of its 5.875% Senior Notes due 2012 and $13.9 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $15.0 million. During the three months ended March 31, 2008, the Company did not purchase any of its Senior Notes. Subsequent to March 31, 2009, the Company purchased $37.0 million in principal amount of its 7.2% Senior Notes due 2009 for $37.4 million.

10.	Acquisition of a Noncontrolling Interest

Effective January 1, 2009, the Company purchased the remaining noncontrolled subsidiary shares in a tank farm and handling facility in Sauget, Illinois and certain related leasehold improvements from a noncontrolling interest holder. The aggregate purchase price of $9.6 million included a note payable of $7.0 million, the forgiveness of a $2.4 million note receivable from the noncontrolling interest holder and cash consideration of $0.3 million.

11.	Earnings Per Common Share of SEACOR

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of outstanding convertible debentures. For the three months ended March 31, 2009 and 2008, diluted earnings per common share of SEACOR excluded 916,472 and 564,145, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR are included in the table below (in thousands, except per share data). Certain prior period information has been retrospectively adjusted to reflect the adoption of FSP APB 14-1 (see note 8).

	For the Three Months Ended March 31,
	Net Income	Average O/S Shares	Per Share
2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$52,994	19,762	$2.68
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	328
Convertible Securities	2,558	3,417

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$55,552	23,507	$2.36

2008
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$36,645	22,344	$1.64
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	249
Convertible Securities	2,475	3,418

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$39,120	26,011	$1.50

12.	Comprehensive Income

For the three months ended March 31, 2009 and 2008, total comprehensive income was $53.2 million and $34.4 million, respectively (total comprehensive income for the three months ended March 31, 2008 has been retrospectively adjusted to reflect the adoption of SFAS No. 160 and FSP APB 14-1 — see notes 1 and 8). For the three months ended March 31, 2009, other comprehensive loss consisted of gains and losses from foreign currency translation adjustments, net of tax, and derivative losses on a cash flow hedge, net of tax (see note 3). For the three months ended March 31, 2008, other comprehensive loss consisted of gains and losses from foreign currency translation adjustments, net of tax, and unrealized holding gains and losses on available-for-sale marketable securities, net of tax.

13.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the three months ended March 31, 2009:

Director stock awards granted	1,250

Employee Stock Purchase Plan (“ESPP”) shares issued	25,527

Restricted stock awards granted	141,250

Restricted stock awards cancelled	1,140

Shares released from Deferred Compensation Plan	1,207

Restricted Stock Unit Activities:
Outstanding as of December 31, 2008	1,445
Granted	600
Converted to shares and issued to Deferred Compensation Plan	(375)

Outstanding as of March 31, 2009	1,670

Stock Option Activities:
Outstanding as of December 31, 2008	1,129,685
Granted	50,710
Exercised	(4,875)
Cancelled	(3,025)

Outstanding as of March 31, 2009	1,172,495

Shares available for future grants and ESPP purchases as of March 31, 2009	503,587

14.	New Accounting Pronouncement

On May 15, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the American Institute of Certified Public Accountants Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 will result in a change in its current accounting policies and as such will have no impact on its consolidated financial position or its results of operations.

15.	Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss has not changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments. Certain prior period information has been retrospectively adjusted to reflect the adoption of FSP APB 14-1 (see note 8). Certain reclassifications of prior period information have been made to conform to the current period’s segment presentation.

	Offshore Marine Services $ ’000	Marine Transportation Services $ ’000	Inland River Services $ ’000	Aviation Services $ ’000	Environmental Services $ ’000	Commodity Trading $ ’000	Other $ ’000	Corporate and Eliminations $ ’000	Total $ ’000
For the three months ended March 31, 2009
Operating Revenues:
External customers	163,484	26,537	35,219	59,378	34,184	64,503	16,211	—	399,516
Intersegment	1,299	—	1,795	7	50	—	135	(3,286)	—

	164,783	26,537	37,014	59,385	34,234	64,503	16,346	(3,286)	399,516

Costs and Expenses:
Operating	78,839	16,771	19,409	40,317	24,077	61,871	10,704	(3,576)	248,412
Administrative and general	10,198	1,184	2,136	4,151	7,241	1,839	2,226	9,707	38,682
Depreciation and amortization	13,689	7,999	4,866	8,706	1,754	—	1,952	298	39,264

	102,726	25,954	26,411	53,174	33,072	63,710	14,882	6,429	326,358

Gains on Asset Dispositions and Impairments, Net	14,446	—	2,261	45	8	—	—	—	16,760

Operating Income (Loss)	76,503	583	12,864	6,256	1,170	793	1,464	(9,715)	89,918

Other Income (Expense):
Derivative gains, net	—	—	—	391	—	949	—	2,271	3,611
Foreign currency gains (losses), net	1,365	(34)	—	429	(33)	(17)	3	(1,055)	658
Other, net	172	—	—	—	—	—	(53)	71	190
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,391	—	1,172	(274)	86	155	(3)	—	3,527

Segment Profit	80,431	549	14,036	6,802	1,223	1,880	1,411

Other Income (Expense) not included in Segment Profit									(15,912)
Less Equity Earnings included in Segment Profit									(3,527)

Income Before Taxes and Equity Earnings									78,465

Capital Expenditures	10,436	—	5,140	8,328	1,055	—	37	692	25,688

As of March 31, 2009
Property and Equipment	790,293	388,339	281,434	476,063	33,214	—	138,456	4,067	2,111,866
Investments, at Equity, and Receivables from 50% or Less Owned Companies	29,159	—	84,861	26,984	1,969	2,353	12,740	—	158,066
Goodwill	13,367	—	1,493	353	36,404	—	1,302	—	52,919
Intangible Assets	12,024	2,621	1,698	—	10,167	—	720	—	27,230
Other current and long-term assets, excluding cash and near cash assets(1)	159,702	11,441	26,064	69,618	60,390	38,648	27,043	25,380	418,286

Segment Assets	1,004,545	402,401	395,550	573,018	142,144	41,001	180,261

Cash and near cash assets(1)									749,170

Total Assets									3,517,537

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title IX reserve funds.

	Offshore Marine Services $ ’000	Marine Transportation Services $ ’000	Inland River Services $ ’000	Aviation Services $ ’000	Environmental Services $ ’000	Commodity Trading $ ’000	Other $ ’000	Corporate and Eliminations $ ’000	Total $ ’000
For the three months ended March 31, 2008
Operating Revenues:
External customers	154,260	28,953	30,145	53,792	42,488	28,674	16,143	—	354,455
Intersegment	387	—	—	—	21	—	114	(522)	—

	154,647	28,953	30,145	53,792	42,509	28,674	16,257	(522)	354,455

Costs and Expenses:
Operating	94,270	16,219	16,726	39,871	30,598	26,757	11,109	(510)	235,040
Administrative and general	12,804	1,438	2,123	4,629	5,709	727	1,973	9,602	39,005
Depreciation and amortization	14,125	7,980	3,964	7,789	1,445	—	2,267	230	37,800

	121,199	25,637	22,813	52,289	37,752	27,484	15,349	9,322	311,845

Gains (Losses) on Asset Dispositions and Impairments, Net	7,138	3,629	711	394	35	—	—	(1)	11,906

Operating Income (Loss)	40,586	6,945	8,043	1,897	4,792	1,190	908	(9,845)	54,516

Other Income (Expense):
Derivative gains (losses), net	—	—	—	179	—	(490)	5	6,773	6,467
Foreign currency gains (losses), net	(155)	30	—	(31)	(9)	(1)	(7)	2,783	2,610
Other, net	—	—	—	39	—	1	—	124	164
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,633	—	911	(60)	58	—	37	—	4,579

Segment Profit	44,064	6,975	8,954	2,024	4,841	700	943

Other Income (Expense) not included in Segment Profit									(11,699)
Less Equity Earnings included in Segment Profit									(4,579)

Income Before Taxes and Equity Earnings									52,058

Capital Expenditures	30,071	5,645	12,364	20,598	3,479	—	9,322	13	81,492

As of March 31, 2008
Property and Equipment	799,213	420,180	236,095	333,518	32,590	—	130,820	3,864	1,956,280
Investments, at Equity, and Receivables from 50% or Less Owned Companies	25,726	—	72,828	6,356	1,248	—	11,251	—	117,409
Goodwill	21,421	177	1,493	352	34,460	—	4,117	—	62,020
Intangible Assets	14,572	2,999	2,280	—	8,616	—	825	—	29,292
Other current and long-term assets, excluding cash and near cash assets(1)	149,323	10,459	28,499	78,709	65,953	5,308	19,717	52,885	410,853

Segment Assets	1,010,255	433,815	341,195	418,935	142,867	5,308	166,730

Cash and near cash assets(1)									973,289

Total Assets									3,549,143

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title IX reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the unprecedented decline in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsement for the retro-fitted double-hull tankers, Seabulk Trader and Seabulk Challenge, if the Company is unsuccessful in defending litigation seeking the revocation of their coastwise charters, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum product, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporations’ Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

The sections below provide an analysis of the Company’s operations by business segment for the three months ended March 31, 2009 (“Current Year Quarter”) compared with the three months ended March 31, 2008 (“Prior Year Quarter”). See “Item 1. Financial Statements - Note 15. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended March 31,				Change ’09/’08
	2009		2008		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	75,848	46	70,030	45

Africa, primarily West Africa	29,063	18	32,319	21
United Kingdom, primarily North Sea	15,160	9	19,163	12
Middle East	21,346	13	16,494	11
Asia	7,041	4	6,467	4
Mexico, Central and South America	16,325	10	10,174	7

Total Foreign	88,935	54	84,617	55

	164,783	100	154,647	100	7

Costs and Expenses:
Operating	78,839	48	94,270	61
Administrative and general	10,198	6	12,804	8
Depreciation and amortization	13,689	8	14,125	9

	102,726	62	121,199	78

Gains on Asset Dispositions	14,446	9	7,138	4

Operating Income	76,503	47	40,586	26	88

Other Income (Expense):
Foreign currency gains (losses), net	1,365	1	(155)	—
Other, net	172	—	—	—
Equity in Earnings of 50% or Less Owned Companies	2,391	1	3,633	2

Segment Profit	80,431	49	44,064	28	83

Operating Revenues. Operating revenues increased by $10.1 million in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues decreased by $0.1 million and other operating revenues, including third party vessel brokerage activity, bareboat charter revenues and other marine services, increased by $10.2 million.

In overall terms, the decrease in time charter revenues was due to a 2,059 day, or 13%, reduction in days available for charter due to net fleet dispositions, partially offset by an 8% improvement in average day rates and a 4% increase in utilization. On a regional basis, including net fleet dispositions, mobilizations between geographical regions and other changes in fleet mix, days available for charter were 18% lower in the U.S. Gulf of Mexico, 24% lower in West Africa, 5% lower in Asia and 12% lower in the Middle East. Days available for charter were 16% higher in Mexico, Central and South America, and 3% higher in the North Sea.

In the U.S. Gulf of Mexico, time charter revenues were higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the commencement in the Prior Year Quarter of the repair and regulatory upgrade program of the Company’s large AHTS vessels, which resulted in 87 days of out-of-service time. Average day rates improved in most other regions except Mexico, Central and South America, where average day rates declined due to lower rates for vessels that had mobilized from other geographical regions. Average rates also declined in the North Sea due to unfavorable currency exchange rate movements between the U.S. dollar and the pound sterling.

The improvements in average day rates contributed additional time charter revenues of $10.8 million before the impact of unfavorable changes in currency exchange rates, which reduced time charter revenues by $5.4 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions, changes in utilization and other changes in fleet mix reduced time charter revenues by $5.5 million.

Operating Income. Operating income in the Current Year Quarter included $14.4 million of gains on asset dispositions compared with $7.1 million of gains in the Prior Year Quarter. Excluding the impact of these gains, operating income increased by $28.6 million primarily due to the improvements in operating revenues noted above and a reduction in operating expenses of $15.4 million. The reduction in operating expenses was primarily due to net fleet dispositions and a reduction in the number of scheduled drydockings and lower unscheduled repair costs. Administrative and general expenses were $2.6 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a restructuring of the international group.

Equity in Earnings of 50% or Less Owned Companies. Equity earnings decreased by $1.2 million in the Current Year Quarter compared with the Prior Year Quarter. During the Prior Year Quarter, Offshore Marine Services recognized a gain of $1.9 million, net of tax, relating to the sale of a vessel owned by a Norwegian joint venture.

Fleet Count. The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Anchor handling towing supply	18	1	1	1	21
Crew	45	2	23	1	71
Mini-supply	10	—	5	—	15
Standby safety	24	—	—	4	28
Supply	12	—	8	8	28
Towing supply	7	3	2	1	13
Specialty	6	3	—	—	9

	122	9	39	15	185

2008
Anchor handling towing supply	15	1	2	2	20
Crew	52	2	23	—	77
Mini-supply	15	—	5	1	21
Standby safety	23	1	—	5	29
Supply	13	—	11	2	26
Towing supply	12	3	2	1	18
Specialty	11	3	—	—	14

	141	10	43	11	205

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

	For the Three Months Ended March 31,
	2009	2008
Rates Per Day Worked:
Anchor handling towing supply	$47,719	$32,173
Crew	7,311	6,745
Mini-supply	5,811	7,072
Standby safety	7,756	10,146
Supply	16,323	15,537
Towing supply	11,581	10,227
Specialty	13,453	11,792
Overall Average Rates Per Day Worked	12,777	11,783
Utilization:
Anchor handling towing supply	73%	82%
Crew	78%	69%
Mini-supply	73%	61%
Standby safety	90%	89%
Supply	82%	88%
Towing supply	90%	80%
Specialty	99%	91%
Overall Fleet Utilization	81%	77%
Available Days:
Anchor handling towing supply	1,506	1,547
Crew	6,123	6,552
Mini-supply	1,378	1,820
Standby safety	2,160	2,093
Supply	1,800	2,099
Towing supply	871	1,300
Specialty	450	936

Overall Fleet Available Days	14,288	16,347

Marine Transportation Services

	For the Three Months Ended March 31,				Change ’09/’08
	2009		2008		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	26,537	100	28,953	100	(8)

Costs and Expenses:
Operating	16,771	63	16,219	56
Administrative and general	1,184	5	1,438	5
Depreciation and amortization	7,999	30	7,980	28

	25,954	98	25,637	89

Gains on Asset Dispositions	—	—	3,629	13

Operating Income	583	2	6,945	24	(92)

Other Income (Expense):
Foreign currency gains (losses), net	(34)	—	30	—

Segment Profit	549	2	6,975	24	(92)

Operating Revenues. Operating revenues decreased by $2.4 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues were lower in the Current Year Quarter due to out-of-service time in the Current Year Quarter for the Seabulk Energy while undergoing a regulatory docking and the change in contract status of the California Voyager from time charter to long-term bareboat charter commencing in September 2008. These decreases were partially offset by higher operating revenues in the Current Year Quarter for the Seabulk Pride due to out-of-service time in the Prior Year Quarter while undergoing repairs and for the Seabulk Challenge due to a higher average day rate.

Operating Income. Operating income in the Prior Year Quarter included gains of $3.6 million on the sale of the Seabulk Magnachem and Seabulk Power. Excluding the impact of these gains, operating income decreased by $2.7 million in the Current Year Quarter compared with the Prior Year Quarter. In addition to the changes in operating revenues described above, operating expenses were higher in the Current Year Quarter, primarily due to the regulatory drydocking of the Seabulk Energy, partially offset by the change in contract status of the California Voyager from time charter to long-term bareboat charter, lower voyage costs for the Seabulk America and lower repair costs for the Seabulk Challenge.

Fleet Count. As of March 31, 2009 and 2008, Marine Transportation Services owned eight U.S.-flag product tankers operating in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended March 31,				Change ’09/’08
	2009		2008		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	37,014	100	30,145	100	23

Costs and Expenses:
Operating	19,409	52	16,726	55
Administrative and general	2,136	6	2,123	7
Depreciation and amortization	4,866	13	3,964	13

	26,411	71	22,813	75

Gains on Asset Dispositions	2,261	6	711	2

Operating Income	12,864	35	8,043	27	60

Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,172	3	911	3

Segment Profit	14,036	38	8,954	30	57

Operating Revenues. Operating revenues increased by $6.9 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of new equipment in the liquid unit tow operation. In the Current Year Quarter, the liquid unit tow operation included two additional towboats, eight additional 30,000-barrel liquid tank barges, two fewer 10,000-barrel liquid tank barges and one less 25,000-barrel liquid tank barge compared with the Prior Year Quarter. In addition, operating revenues were higher following the return of dry cargo barges to the pooled operating fleet that were previously on a long-term charter to a third party and the commencement of terminal operations in Sauget, Illinois in May 2008.

Operating Income. Operating income for the Current Year Quarter included $2.3 million of gains on asset dispositions compared with $0.7 million of gains on asset dispositions in the Prior Year Quarter. Excluding the impact of these gains, operating income increased by $3.3 million primarily due to the addition of the new equipment in the liquid unit tow operation noted above. The dry cargo barge operation benefited from favorable operating conditions and lower fuel prices that resulted in lower towing, fleeting and switching costs compared with the Prior Year Quarter. The commencement of terminal operations in Sauget, Illinois also contributed to the improvement in operating income.

Fleet Count. The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Inland river dry cargo barges-open	209	124	—	—	333
Inland river dry cargo barges-covered	373	138	2	116	629
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	18	5	—	—	23
Dry-cargo vessels	—	1	—	—	1

	677	302	4	116	1,099

2008
Inland river dry cargo barges-open	213	97	5	3	318
Inland river dry cargo barges-covered	399	125	2	139	665
Inland river liquid tank barges	46	22	2	—	70
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	4	—	—	20
Dry-cargo vessels	—	—	—	—	—

	700	248	9	142	1,099

Aviation Services

	For the Three Months Ended March 31,				Change ’09/’08
	2009		2008		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	51,513	87	49,513	92
Foreign	7,872	13	4,279	8

	59,385	100	53,792	100	10

Costs and Expenses:
Operating	40,317	68	39,871	74
Administrative and general	4,151	7	4,629	9
Depreciation and amortization	8,706	14	7,789	14

	53,174	89	52,289	97

Gains on Asset Dispositions and Impairments, Net	45	—	394	1

Operating Income	6,256	11	1,897	4	230

Other Income (Expense):
Derivative gains, net	391	—	179	—
Foreign currency gains (losses), net	429	—	(31)	—
Other, net	—	—	39	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(274)	—	(60)	—

Segment Profit	6,802	11	2,024	4	236

Operating Revenues. Operating revenues increased by $5.6 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues in the U.S. Gulf of Mexico increased due to additional contracts and charter flights and generally better rates with new equipment, offset by lower re-billable fuel revenues as a result of a decline in fuel prices. International operating revenues increased as additional helicopters were placed on long-term leases and short-term contracts outside the United States. Operating revenues in Alaska decreased due to a reduction in fuel sales volume at the fixed-base operation and the decline in fuel prices.

Operating Income. Operating income increased by $4.7 million in the Current Year Quarter compared with the Prior Year Quarter before a $0.4 million gain on asset dispositions in the Prior Year Quarter. In addition to the improvements in operating revenues noted above, operating income was positively affected by lower fuel expenses due to the decline in fuel prices, lower wage and benefit costs and lower administrative and general expenses due to the recovery of a previously reserved receivable balance from a major Alaska-based customer. These improvements in operating income were partially offset by increases in insurance expense as a result of net fleet additions and higher repair costs due to the timing of component and fleet repair and maintenance. In addition, operating expenses in the Current Year Quarter were higher due to costs related to hurricane disruption in the U.S. Gulf of Mexico. Depreciation expense was higher in the Current Year Quarter due to the addition of new equipment to the fleet partially offset as a result of assets acquired in a 2004 acquisition reaching the end of their depreciable lives.

Fleet Count. The composition of Aviation Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Managed	Total
2009
Light helicopters – single engine	52	6	6	—	64
Light helicopters – twin engine	35	—	6	14	55
Medium helicopters	52	—	3	8	63
Heavy helicopters	6	—	—	—	6

	145	6	15	22	188

2008
Light helicopters – single engine	52	4	8	—	64
Light helicopters – twin engine	31	—	7	16	54
Medium helicopters	45	—	3	7	55
Heavy helicopters	3	—	—	—	3

	131	4	18	23	176

(1)	Excludes one and four helicopter(s) removed from service as of March 31, 2009 and 2008, respectively.

Environmental Services

	For the Three Months Ended March 31,				Change ’09/’08
	2009		2008		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	28,872	84	34,531	81
Foreign	5,362	16	7,978	19

	34,234	100	42,509	100	(19)

Costs and Expenses:
Operating	24,077	70	30,598	72
Administrative and general	7,241	21	5,709	14
Depreciation and amortization	1,754	6	1,445	3

	33,072	97	37,752	89

Gains on Asset Dispositions	8	—	35	—

Operating Income	1,170	3	4,792	11	(76)

Other Income (Expense):
Foreign currency losses, net	(33)	—	(9)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	86	—	58	—

Segment Profit	1,223	3	4,841	11	(75)

Operating Revenues. Operating revenues decreased by $8.3 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in project management and emergency response service activities. The decrease in project management revenues was primarily due to a reduction in pipeline repair services and industrial services in the Current Year Quarter. The decrease in emergency response revenues was primarily due to a significant response project in Tulsa, Oklahoma in the Prior Year Quarter.

Operating Income. Operating income decreased by $3.6 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the reduction in activities noted above and higher administrative and general expenses, primarily due to higher management bonus awards and an increase in the reserve for doubtful accounts.

Commodity Trading

	For the Three Months Ended March 31,				Change ’09/’08
	2009		2008		3 Mos.
	$ ’000%		$ ’000%		%
Operating Revenues:
United States	31,331	49	27,384	96
Foreign	33,172	51	1,290	4

	64,503	100	28,674	100	125

Costs and Expenses:
Operating	61,871	96	26,757	93
Administrative and general	1,839	3	727	3

	63,710	99	27,484	96

Operating Income	793	1	1,190	4	(33)

Other Income (Expense):
Derivative gains (losses), net	949	2	(490)	(2)
Foreign currency losses, net	(17)	—	(1)	—
Other, net	—	—	1	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	155	—	—	—

Segment Profit	1,880	3	700	2	169

Segment Profit. Segment profit improved by $1.2 million in the Current Year Quarter compared with the Prior Year Quarter due to increased activity in renewable fuel merchandising, including logistics and transport, and higher rice merchandising activity levels. Rice merchandising activities commenced in February 2008.

Other Segment Profit

	For the Three Months Ended March 31,		Change ’09/’08
	2009	2008	3 Mos.
	$ ’000	$ ’000%
Harbor and Offshore Towing Services	1,670	1,110	50
Other Activities	(256)	(204)	(25)
Equity in Earnings of 50% or Less Owned Companies, net	(3)	37	(108)

Segment Profit	1,411	943	50

Harbor and Offshore Towing Services. Segment profit increased $0.6 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to improved results from terminal operations in St. Eustatius and lower fuel costs.

Corporate and Eliminations

	For the Three Months Ended March 31,		Change ’09/’08
	2009	2008	3 Mos.
	$ ’000	$ ’000%
Corporate Expenses	(10,022)	(9,851)	(2)
Eliminations	307	6	5017

Operating Loss	(9,715)	(9,845)	3

Other Income (Expense):
Derivative gains, net	2,271	6,773	(66)
Foreign currency gains (losses), net	(1,055)	2,783	(138)
Other, net	71	124	(43)

Derivative gains, net. Derivative gains, net decreased by $4.5 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower gains on forward currency exchange contracts and commodity swap, option and future contracts.

Foreign currency gains (losses), net. Foreign currency losses of $1.1 million in the Current Year Quarter were primarily due to a weakening of the U.S. dollar against the euro and the corresponding revaluation of euro cash balances held by the Company. Foreign currency gains of $2.8 million in the Prior Year Quarter were primarily due to a strengthening of the U.S. dollar against the euro and the corresponding revaluation of euro cash balances held by the Company.

Other Income (Expense) not included in Segment Profit

	For the Three Months Ended March 31,		Change ’09/’08
	2009	2008	3 Mos.
	$ ’000	$ ’000%
Interest income	1,043	7,476	(86)
Interest expense	(14,337)	(13,491)	(6)
Debt extinguishment gains, net	1,363	—	n/a
Marketable security losses, net	(3,981)	(5,684)	30

	(15,912)	(11,699)	(36)

Interest Income. Interest income decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower rates of return and lower invested cash balances.

Interest Expense. Interest expense increased in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower capitalized interest partially offset by a lower overall interest rate. The impact of adopting FSP APB 14-1 was an additional $2.1 million and $1.9 million of pre-tax, non-cash interest expense in the Current Year Quarter and Prior Year Quarter, respectively.

Debt extinguishment gains, net. Debt extinguishment gains, net in the Current Year Quarter resulted from the Company’s purchase of $1.0 million in principal amount of its 5.875% Senior Notes due 2012, $13.9 million in principal amount of its 9.5% Senior Notes due 2013 and $2.0 million in principal amount of its 2.875% Convertible Debentures due 2024 for an aggregate purchase price of $16.9 million at average prices below their respective principal amounts and the recognition of unamortized net premiums. There were no debt purchases in the Prior Year Quarter.

Marketable security losses, net. Marketable security losses, net in the Current Year Quarter resulted from losses on long marketable security positions. Marketable security losses, net in the Prior Year Quarter resulted from losses on short sales of marketable securities partially offset by gains on long marketable security positions.

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

Summary of Cash Flows

	For the Three Months Ended March 31,
	2009	2008
	$ ’000	$ ’000
Cash flows provided by or (used in):
Operating Activities	99,168	59,268
Investing Activities	16,346	(113,188)
Financing Activities	(14,160)	(41,040)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(76)	2,442

Net Increase (Decrease) in Cash and Cash Equivalents	101,278	(92,518)

Operating Activities

Cash flows provided by operating activities increased in the Current Year Quarter compared with the Prior Year Quarter primarily due to improved net income before depreciation and gains on asset dispositions and increased deferrals of income tax obligations and current payables.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities from their previous available-for-sale designation. As a result, cash flows from trading securities are now reported within operating activities. Prior to this change in designation, cash flows relating to available-for-sale securities were reported within investing activities. During the Current Year Quarter, cash used in operating activities included $4.0 million to purchase marketable security long positions and $0.6 million to cover marketable security short positions. During the Current Year Quarter, cash provided by operating activities included $2.7 million received from the sale of marketable security long positions and $2.2 million received upon entering into marketable security short positions.

Investing Activities

Cash flows provided by investing activities were $16.3 million in the Current Year Quarter compared with cash flows used in investing activities of $113.2 million in the Prior Year Quarter.

During the Prior Year Quarter, cash used in investing activities included $58.9 million to purchase marketable security long positions and $23.5 million to cover marketable security short positions. During the Prior Year Quarter, cash provided by investing activities included $8.9 million received from the sale of marketable security long positions and $14.2 million received upon entering into marketable security short positions.

During the Current Year Quarter, capital expenditures were $25.7 million. Equipment deliveries during the period included one offshore marine vessel, one inland river towboat and two helicopters. During the Prior Year Quarter, capital expenditures were $81.5 million. Equipment deliveries during the Prior Year Quarter included two offshore marine vessels, five inland river dry cargo barges, three inland river towboats, four helicopters, one harbor tug and two ocean liquid tank barges.

During the Current Year Quarter, the Company sold eight offshore marine vessels and four inland river dry cargo barges. One leased helicopter was a total loss after an accident in the North Sea. The Company received $43.9 million on the disposition of these assets, including the insurance proceeds for the helicopter, and recognized net gains of $16.8 million. During the Prior Year Quarter, the Company sold two offshore marine vessels, two tankers, one inland river dry cargo barge, three inland river liquid tank barges and other equipment for an aggregate consideration of $38.1 million and recognized net gains of $11.9 million.

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

As of March 31, 2009, construction reserve funds of $279.8 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Year Quarter, construction reserve fund account transactions included withdrawals of $21.6 million and deposits of $13.5 million. During the Prior Year Quarter, construction reserve account transactions included deposits of $8.6 million.

The Company’s unfunded capital commitments as of March 31, 2009 consisted primarily of offshore marine vessels, helicopters, ocean liquid tank barges and inland river towboats and totaled $124.6 million, of which $87.0 million is payable during the remainder of 2009 and the balance payable in 2010. Of the total unfunded capital commitments, $22.9 million may be terminated without further liability other than the payment of liquidated damages of $3.1 million in the aggregate. Subsequent to March 31, 2009, the Company committed to purchase additional equipment for $8.0 million and extended the delivery dates and timing of payments totaling $16.8 million for certain equipment from 2009 to 2010.

Financing Activities

Cash flows used in financing activities were $14.2 million in the Current Year Quarter compared with cash flows used in financing activities of $41.0 million in the Prior Year Quarter.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of Common Stock and its 2.875% Convertible Debentures due 2024. During the

Current Year Quarter, the Company repurchased $2.0 million in principal amount of its 2.875% Convertible Debentures due 2024 for $1.9 million and none of its Common Stock. During the Prior Year Quarter, the Company acquired for treasury 545,400 shares of Common Stock for an aggregate purchase price of $45.9 million and none of its 2.875% Convertible Debentures due 2024. As of March 31, 2009, the remaining authority under the repurchase plan was $147.2 million. Subsequent to March 31, 2009, the Company purchased $1.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $1.8 million.

Additionally, the Company may purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the Current Year Quarter, the Company repurchased $1.0 million in principal amount of its 5.875% Senior Notes due 2012 and $13.9 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $15.0 million. During the Prior Year Quarter, the Company did not purchase any of its Senior Notes. Subsequent to March 31, 2009, the Company purchased $37.0 million in principal amount of its 7.2% Senior Notes due 2009 for $37.4 million.

During the Current Year Quarter, the Company drew $25.0 million under its revolving credit facility. The remaining availability under this facility was $322.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $40.7 million with various expiration dates through 2012. During the Prior Year Quarter, there were no draws under the revolving credit facility. Subsequent to March 31, 2009, an additional letter of credit was issued apart from the Company’s revolving credit facility in the amount of $6.0 million with an expiration in 2010.

During the Current Year Quarter, the Company made principal payments on long-term debt and capital lease obligations of $22.8 million excluding debt repurchases. During the Prior Year Quarter, the Company made principal payments on long-term debt and capital lease obligations of $1.2 million.

Short and Long-Term Liquidity Requirements

The current economic conditions have created an unprecedented disruption in the credit and capital markets. To date, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may use its cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

As of April 29, 2009, the outstanding principal balance of the Company’s 7.2% Senior Notes due September 2009 was $32.8 million. The Company expects to refinance the remaining principal balance of this debt provided the credit and capital markets are accessible on reasonable terms. If the refinancing is unsuccessful, the Company believes its liquidity will be sufficient to meet its obligations.

The Company’s long-term liquidity is dependent upon its ability to generate operating profits sufficient to meet its requirements for working capital, capital expenditures and a reasonable return on shareholders’ investment. The Company believes that earning such operating profits will permit it to maintain its access to favorably priced debt, equity or off-balance sheet financing arrangements. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.

Contingencies

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.

Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in the Company’s estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs will have a material effect on the Company’s consolidated financial position or its results of operations.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc. (“Seabulk”), a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels that called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels that called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $58.3 million as of March 31, 2009 and such tankers contributed operating revenues of $7.5 million during the three months ended March 31, 2009.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the deficit to be approximately $1.0 million.

New Accounting Pronouncement

On May 15, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the American Institute of Certified Public Accountants Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 will result in a change in its current accounting policies and as such will have no impact on its consolidated financial position or its results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.

During the Current Year Quarter, the Company entered into two interest rate swap agreements, each with a notional value of $25.0 million and maturing in March 2014. The first instrument calls for the Company to pay a fixed interest rate of 2.25% on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. The second instrument calls for the Company to pay a fixed interest rate of 2.335% on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. By entering into these interest rate swap agreements, the Company is protecting against interest rate fluctuations on the variable LIBOR component of $50.0 million of outstanding borrowings under its revolving credit facility maturing in 2013.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The outbreak of diseases, such as the H1N1 Flu (commonly known as Swine Flu), has curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these countries and other regions due to additional incidences of diseases, such as the H1N1 Flu, could have a material adverse effect on the Company’s business, results of operations, and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2009	—	—	—	$149,170,064
February 1 – 28, 2009	—	—	—	$149,170,064
March 1 – 31, 2009(2)	—	—	—	$147,240,064

(1)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on September 11, 2008, SEACOR announced that its Board of Directors increased this authority to repurchase Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024 to a total authorized expenditure of up to $150.0 million.

(2)	On March 30, 2009, the Company repurchased through an open market transaction $2.0 million in principal amount of its 2.875% Convertible Debentures due 2024 for $1.9 million.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: April 30, 2009	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: April 30, 2009	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.