Form 10-Q
period 2009-06-30
SEACOR HOLDINGS INC /NEW/
filed 2009-07-30
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of July 27, 2009 was 20,203,607. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$415,626	$275,442
Restricted cash	20,838	20,787
Marketable securities	47,305	53,817
Receivables:
Trade, net of allowance for doubtful accounts of $4,199 and $5,730 in 2009 and 2008, respectively	251,111	277,350
Other	60,373	40,141
Inventories	68,082	66,278
Deferred income taxes	5,164	5,164
Prepaid expenses and other	14,734	10,499

Total current assets	883,233	749,478

Property and Equipment	2,801,446	2,741,322
Accumulated depreciation	(692,084)	(601,806)

Net property and equipment	2,109,362	2,139,516

Investments, at Equity, and Receivables from 50% or Less Owned Companies	150,862	150,062
Construction Reserve Funds & Title XI Reserve Funds	265,586	305,757
Goodwill	53,581	51,496
Intangible Assets	26,018	28,478
Other Assets, net of allowance for doubtful accounts of $888 in 2008	48,053	34,867

	$3,536,695	$3,459,654

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$11,834	$33,671
Current portion of capital lease obligations	921	907
Accounts payable and accrued expenses	93,908	102,798
Other current liabilities	157,030	139,425

Total current liabilities	263,693	276,801

Long-Term Debt	861,096	895,689
Capital Lease Obligations	7,178	7,685
Deferred Income Taxes	543,075	515,455
Deferred Gains and Other Liabilities	111,939	121,796

Total liabilities	1,786,981	1,817,426

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,555,149 and 32,390,838 shares issued in 2009 and 2008, respectively	326	324
Additional paid-in capital	962,990	956,457
Retained earnings	1,498,073	1,402,771
Shares held in treasury of 12,354,222 and 12,373,291 in 2009 and 2008, respectively, at cost	(723,650)	(724,357)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments, net of tax	1,602	(5,045)
Derivative gain on cash flow hedges, net of tax	716	—

	1,740,057	1,630,150
Noncontrolling interests in subsidiaries	9,657	12,078

Total equity	1,749,714	1,642,228

	$3,536,695	$3,459,654

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues	$389,233	$408,967	$788,749	$763,422

Costs and Expenses:
Operating	256,131	274,304	504,543	509,344
Administrative and general	40,058	45,095	78,740	84,100
Depreciation and amortization	39,828	37,728	79,092	75,528

	336,017	357,127	662,375	668,972

Gains (Losses) on Asset Dispositions and Impairments, Net	(15)	19,274	16,745	31,180

Operating Income	53,201	71,114	143,119	125,630

Other Income (Expense):
Interest income	578	5,373	1,621	12,849
Interest expense	(14,075)	(14,625)	(28,412)	(28,116)
Debt extinguishment gains (losses), net	(78)	(1)	1,285	(1)
Marketable security gains (losses), net	11,829	383	7,848	(5,301)
Derivative gains (losses), net	3,765	(7,113)	7,376	(646)
Foreign currency gains, net	6,847	604	7,505	3,214
Other, net	(1)	162	189	326

	8,865	(15,217)	(2,588)	(17,675)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	62,066	55,897	140,531	107,955
Income Tax Expense	22,916	19,933	51,115	39,723

Income Before Equity in Earnings of 50% or Less Owned Companies	39,150	35,964	89,416	68,232
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	3,491	1,315	7,018	5,894

Net Income	42,641	37,279	96,434	74,126
Net Income attributable to Noncontrolling Interests in Subsidiaries	333	191	1,132	393

Net Income attributable to SEACOR Holdings Inc.	$42,308	$37,088	$95,302	$73,733

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$2.13	$1.74	$4.81	$3.37
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.91	$1.57	$4.27	$3.06
Weighted Average Common Shares Outstanding:
Basic	19,844,579	21,363,065	19,803,406	21,853,360
Diluted	23,528,365	25,170,903	23,511,361	25,691,551

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests In Subsidiaries	Total Equity	Comprehensive Income
December 31, 2008, previously reported	$324	$922,540	$1,421,712	$(724,357)	$(5,045)	$12,078	$1,627,252
Adoption of FSP APB 14-1 (see note 8)	—	33,917	(18,941)	—	—	—	14,976

December 31, 2008, as adjusted	324	956,457	1,402,771	(724,357)	(5,045)	12,078	1,642,228
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,228	—	—	1,228
Exercise of stock options	—	943	—	—	—	—	943
Director stock awards	—	186	—	—	—	—	186
Restricted stock and restricted stock units	2	(780)	—	(16)	—	—	(794)
Amortization of share awards	—	5,961	—	—	—	—	5,961
Cancellation of restricted stock	—	505	—	(505)	—	—	—
Conversion option on purchased Convertible Debentures	—	(282)	—	—	—	—	(282)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(5,501)	(5,501)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	3,043	3,043
Sale of a subsidiary with noncontrolling interests	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,068)	(1,068)
Comprehensive income:
Net income	—	—	95,302	—	—	1,132	96,434	$96,434
Other comprehensive income	—	—	—	—	7,363	—	7,363	7,363

Six months ended June 30, 2009	$326	$962,990	$1,498,073	$(723,650)	$2,318	$9,657	$1,749,714	$103,797

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Net Cash Provided by Operating Activities	$188,629	$135,802

Cash Flows from Investing Activities:
Purchases of property and equipment	(77,052)	(233,093)
Proceeds from disposition of property and equipment	55,544	63,843
Purchases of marketable securities	—	(159,769)
Proceeds from sales of marketable securities	—	83,833
Cash settlements on derivative transactions, net	(380)	6,671
Investments in and advances to 50% or less owned companies	(6,370)	(4,950)
Return of investments and advances from 50% or less owned companies	2,036	229
Proceeds on sale of investments in 50% or less owned companies	136	—
(Advances) principal payments on third party notes receivable, net	(133)	383
Net (increase) decrease in restricted cash	(51)	552
Net decrease in construction reserve funds and title XI reserve funds	40,171	134,643
Net increase in escrow deposits on like-kind exchanges	—	(1,204)
(Investments in) repayments on leases, net	(1,938)	35
Business acquisitions, net of cash acquired	(1,473)	(4,302)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	(154)	—

Net cash provided by (used in) investing activities	10,336	(113,129)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(91,474)	(8,740)
Proceeds from issuance of long-term debt, net of offering costs	25,000	6,002
Common stock acquired for treasury	—	(142,705)
Proceeds and tax benefits from share award plans	1,463	3,646
Purchase of subsidiary shares from noncontrolling interests	(1,210)	—
Cash received from (dividends paid to) noncontrolling interests, net	(1,068)	2,030

Net cash used in financing activities	(67,289)	(139,767)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	8,508	2,358
Net Increase (Decrease) in Cash and Cash Equivalents	140,184	(114,736)

Cash and Cash Equivalents, Beginning of Period	275,442	537,305

Cash and Cash Equivalents, End of Period	$415,626	$422,569

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial information for the three and six months ended June 30, 2009 and 2008 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008, its changes in equity for the six months ended June 30, 2009 and its cash flows for the six months ended June 30, 2009 and 2008. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has performed an evaluation of subsequent events through the date of the filing of this Quarterly Report on Form 10-Q.

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income to be reported at amounts inclusive of both the Company’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests and its inclusion in comprehensive income, the adoption of SFAS No. 160 had no impact on the Company’s consolidated financial position or its results of operations.

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

The Company’s assets and liabilities as of June 30, 2009 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$39,995	$7,310	$—
Derivative instruments	2,365	5,194	—
Construction reserve funds and Title XI reserve funds	265,586	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	12,936	—	—
Derivative instruments	679	1,867	—

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

The estimated fair value of the Company’s other financial assets and liabilities as of June 30, 2009 are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$436,464	$436,464
Investments, at cost, in 50% or less owned companies	7,506	see below
Notes receivable from other business ventures	15,823	see below
LIABILITIES
Long-term debt, including current portion	872,930	887,468

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of the Company’s notes receivable from other business ventures because the timing of settlement of these notes is not certain. Considerable judgment was required in developing certain of the estimates of fair value and accordingly the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Marketable Securities. For the three months ended June 30, 2009 and 2008, marketable security gains (losses), net includes gains of $7.7 million and $0.3 million, respectively, related to marketable security positions held by the Company as of June 30, 2009. For the six months ended June 30, 2009 and 2008, marketable security gains (losses), net includes gains of $6.5 million and $0.4 million, respectively, related to marketable security positions held by the Company as of June 30, 2009.

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

The Company accounts for derivatives in accordance with SFAS No. 133. All of the Company’s derivative positions are stated at fair value in the accompanying condensed consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges under SFAS No. 133 are reported in the accompanying condensed consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying condensed consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying condensed consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in the accompanying condensed consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies in the accompanying condensed consolidated statements of income.

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2009 are as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments under SFAS No. 133:
Forward currency exchange contracts (fair value hedges)	$1,765	$—
Interest rate swap agreements (cash flow hedges)	1,239	—

	3,004	—

Derivatives not designated as hedging instruments under SFAS No. 133:
Options on equities and equity indices	—	244
Forward currency exchange, option and future contracts	1,661	1,864
Interest rate swap agreements	—	250
Commodity swap, option and future contracts:
Exchange traded	2,340	—
Non-exchange traded	554	102
U.S. treasury notes and bond future and option contracts	—	86

	4,555	2,546

	$7,559	$2,546

The Company evaluates the risk of counterparty default by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties.

Fair Value Hedges. As of June 30, 2009, the Company has designated certain of its forward currency exchange contracts with notional values of €16.0 million as fair value hedges under SFAS No. 133 in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2010. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the six months ended June 30, 2009, the Company designated €15.0 million notional value of its forward currency exchange contracts as fair value hedges under SFAS No. 133, in addition to €20.0 million previously so designated as of December 31, 2008. During the six months ended June 30, 2009, the Company no longer designated €19.0 million notional value of these contracts as fair value hedges under SFAS No. 133.

For the six months ended June 30, 2009, the Company recognized gains (losses) on derivative instruments designated as fair value hedges as follows (in thousands):

Derivative gains (losses), net
Forward currency exchange contracts, effective and ineffective portions	$(203)
Increase in fair value of hedged items included in property and equipment corresponding to effective portion of derivative losses	516

$313

Cash Flow Hedges. The Company has entered into various interest rate swap agreements which have been designated as cash flow hedges under the provisions of SFAS No. 133. Additionally, one of the Company’s Offshore Marine Services joint ventures has entered into an interest rate swap agreement which has also been designated as a cash flow hedge under the provisions of SFAS No. 133. These instruments call for the Company or the joint venture to pay fixed interest rates on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. By entering into these interest rate swap agreements, the Company has converted the variable LIBOR component of its outstanding borrowings to a fixed interest rate to protect against interest rate fluctuations. The terms of derivative instruments designated as cash flow hedges as of June 30, 2009 are as follows:

Notional Amount	Maturity Date	Fixed Rate	Variable Rate
$25,000,000	03/24/14	2.25%	LIBOR
$25,000,000	03/24/14	2.335%	LIBOR
$29,600,000(1)	12/30/14	3.05%	LIBOR

(1)	Cash flow hedge entered into by one of the Company’s 50% owned Offshore Marine Services joint ventures.

For the six months ended June 30, 2009, the Company recognized gains (losses) on derivative instruments designated as cash flow hedges as follows (in thousands):

	Other comprehensive income (loss)	Derivative gains (losses), net
Interest rate swap agreements, effective portion	$1,265	$—
Interest rate swap agreements, ineffective portion	—	(250)
Reclassification of derivative gains to interest expense or equity in earnings of 50% or less owned companies	(163)	—

	$1,102	$(250)

Other Derivative Instruments. For the six months ended June 30, 2009, the Company recognized gains (losses) on derivative instruments not designated as hedging instruments under SFAS No. 133 as follows (in thousands):

Derivative gains (losses), net
Options on equities and equity indices	$2,627
Forward currency exchange, option and future contracts	2,921
Interest rate swap agreements	137
Commodity swap, option and future contracts:
Exchange traded	(502)
Non-exchange traded	2,153
U.S. treasury notes and bond future and option contracts	(23)

$7,313

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

The Company has entered into and settled positions in various forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, renminbi, dirham, Brazilian real and rand. As of June 30, 2009, the outstanding forward currency exchange contracts translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $5.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve months. Subsequent to June 30, 2009, the Company entered into a $5.0 million U.S. dollar equivalent forward currency exchange contract.

The Company has entered into various interest rate swap agreements which call for the Company to pay fixed interest rates ranging from 1.79% to 2.85% on aggregate notional values of $68.0 million and receive in return variable interest rates based on LIBOR on these notional values. These instruments mature in 2012 through 2013. By entering into these interest rate swap agreements, the Company is protecting against interest rate fluctuations on the variable LIBOR component of its outstanding or anticipated borrowings. These instruments do not currently qualify as cash flow hedges under the provisions of SFAS No. 133. Subsequent to June 30, 2009, the Company entered into additional interest rate swap agreements which call for the Company to pay fixed interest rates ranging from 2.46% to 2.59% on aggregate notional values of $83.5 million and receive in return variable interest rates based on LIBOR on these notional values.

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

The Company has also entered into and settled various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of June 30, 2009, the Company carried ethanol inventory relating to the physical delivery of product from these transactions with a carrying value of $13.1 million.

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

V & A Acquisition. On May 21, 2009, the Company acquired a controlling interest in V&A Commodity Traders, Inc. (“V&A”), a sugar trading business, for $4.0 million. The Company’s purchase price included cash consideration of $1.3 million and forgiveness of a note due from V&A of $2.7 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value of assets and liabilities acquired was finalized in June 2009.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2009, the Company paid $1.2 million of additional consideration in accordance with the acquisition agreement and recorded the consideration as goodwill in the accompanying condensed consolidated balance sheets.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2009, the Company paid £61,560 ($0.1 million) of additional consideration in accordance with the acquisition agreement and recorded the consideration as goodwill in the accompanying condensed consolidated balance sheets.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services. The selling stockholder of RMA has the opportunity to receive additional consideration of $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2009, the Company paid $0.5 million of additional consideration in accordance with the acquisition agreement and recorded the consideration as goodwill in the accompanying condensed consolidated balance sheets.

Purchase Price Allocation. The following table summarizes for the six months ended June 30, 2009, the allocation of the purchase price for the Company’s acquisitions (in thousands):

Trade and other receivables	$6,045
Other current assets	2,341
Investments in Equity, and Receivables from 50% or Less Owned Companies	(5,109)
Property and equipment	137
Goodwill	1,780
Other Assets	177
Accounts payable and other current liabilities	(829)
Deferred Gains and Other Liabilities	(26)
Noncontrolling Interests	(3,043)

Purchase price(1)	$1,473

(1)	Purchase price is net of cash acquired of $1.6 million.

5.	Equipment Acquisitions, Dispositions and Depreciation Policy

During the six months ended June 30, 2009, capital expenditures were $77.1 million. Equipment deliveries during the period included two offshore support vessels, one inland river towboat and four helicopters.

During the six months ended June 30, 2009, the Company sold 14 offshore support vessels, four inland river dry cargo barges, three harbor tugs and other equipment. In addition, two helicopters were scrapped and one helicopter was declared a total loss after an accident in the North Sea. The Company received $55.5 million on the disposition of these assets, including the insurance proceeds for the helicopter, and recognized net gains of $16.7 million.

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

As of June 30, 2009, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
U.S.-flag tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

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

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

Dart. On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after-market helicopter accessories. The Company has performed a preliminary fair value analysis of Dart as of the acquisition date. The excess of the purchase price over the Company’s interest in Dart’s net assets has been initially allocated to intangible assets and goodwill in the amount of $9.8 million each. The fair value analysis is not yet complete.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of June 30, 2009 consisted primarily of offshore support vessels, helicopters, ocean liquid tank barges and inland river towboats and totaled $117.4 million, of which $48.1 million is payable during the remainder of 2009 and the balance is payable through 2011. Of the total unfunded capital commitments, $20.9 million may be terminated without further liability other than the payment of liquidated damages of $3.0 million in the aggregate. Subsequent to June 30, 2009, the Company committed to purchase additional equipment for $3.7 million, of which $1.1 million is payable during the remainder of 2009 and the balance is payable through 2011.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures and has issued a performance guarantee on behalf of one of its joint ventures. As of June 30, 2009, the total amount guaranteed by the Company under these arrangements was $24.3 million. Additionally, as of June 30, 2009, the Company had an uncalled capital commitment to one of its joint ventures for $2.8 million.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $56.5 million as of June 30, 2009 and such tankers contributed operating revenues of $13.2 million during the six months ended June 30, 2009.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in

2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received. A funding update as of March 2008 indicated that an additional funding deficit of $116.2 million had developed over the two years since the last actuarial valuation in 2006. No invoices in respect of this deficit will be issued to participating employers until the results of the latest actuarial valuation, carried out in March 2009, are available. Should the deficit be maintained at current levels through the March 2009 actuarial valuation, the Company estimates its share of the uninvoiced deficit to be approximately $1.5 million.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.0 million.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired the Era group of companies in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

8.	Long-Term Debt and Capital Lease Obligations

As of June 30, 2009, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $322.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $46.7 million with various expiration dates through 2012.

During the six months ended June 30, 2009, the Company made principal repayments of $29.4 million on its long-term debt and capital lease obligations excluding debt purchases (see note 9).

Effective January 1, 2009, the Company adopted FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that reflects the issuers’ non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. Upon adopting FSP APB 14-1, the Company recorded the impact on a retrospective basis for all periods presented and adjusted previously reported equity as of December 31, 2008 by increasing additional paid-in capital $33.9 million and reducing retained earnings $18.9 million. For the six months ended June 30, 2009 and 2008, the impact of adopting FSP APB 14-1 on the Company’s condensed consolidated statements of income was an additional $4.0 million and $3.7 million of pre-tax, non-cash interest expense, respectively. For the six months ended June 30, 2009 and 2008, the impact of the adoption on basic earnings per share was a reduction of $0.13 and $0.11 per share, respectively.

9.	Stock and Debt Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), and its 2.875% Convertible Debentures due 2024. During the six months ended June 30, 2009, the Company repurchased $3.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $3.7 million. During the six months ended June 30, 2008, the Company acquired for treasury 1,658,317 shares of Common Stock for an aggregate purchase price of $142.7 million. As of June 30, 2009, the remaining authority under the repurchase plan was $145.5 million.

Additionally, the Company may purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the six months ended June 30, 2009, the Company purchased $1.0 million in principal amount of its 5.875% Senior Notes due 2012, $37.0 million in principal amount of its 7.2% Senior Notes due 2009 and $20.2 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $58.4 million.

10.	Acquisitions of Noncontrolling Interests

Effective January 1, 2009, the Company purchased the remaining noncontrolled subsidiary shares in a tank farm and handling facility in Sauget, Illinois and certain related leasehold improvements from a noncontrolling interest holder. The aggregate purchase price of $9.6 million included a note payable of $7.0 million, the forgiveness of a $2.3 million note receivable from the noncontrolling interest holder and cash consideration of $0.3 million.

Effective April 1, 2009, the Company purchased the remaining noncontrolled subsidiary shares in an offshore marine services company for $0.9 million.

11.	Earnings Per Common Share of SEACOR

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of outstanding convertible debentures. For the three and six months ended June 30, 2009, diluted earnings per common share of SEACOR excluded 821,519 and 896,874, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and six months ended June 30, 2008, diluted earnings per common share of SEACOR excluded 571,364 and 506,274, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR are included in the table below (in thousands, except per share data). Certain prior period information has been retrospectively adjusted to reflect the adoption of FSP APB 14-1 (see note 8).

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$42,308	19,845	$2.13	$95,302	19,803	$4.81
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	311		—	314
Convertible Securities	2,529	3,372		5,087	3,394

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$44,837	23,528	$1.91	$100,389	23,511	$4.27

2008
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$37,088	21,363	$1.74	$73,733	21,853	$3.37
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	390		—	421
Convertible Securities	2,481	3,418		4,957	3,418

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$39,569	25,171	$1.57	$78,690	25,692	$3.06

12.	Comprehensive Income

For the three months ended June 30, 2009 and 2008, total comprehensive income was $50.6 million and $37.0 million, respectively. For the six months ended June 30, 2009 and 2008, total comprehensive income was $103.8 million and $71.3 million, respectively. Total comprehensive income for the three and six months ended June 30, 2008 has been retrospectively adjusted to reflect the adoption of SFAS No. 160 and FSP APB 14-1 (see notes 1 and 8). For the three and six months ended June 30, 2009, other comprehensive income consisted of gains and losses from foreign currency translation adjustments, net of tax, and derivative gains on cash flow hedges, net of tax (see note 3). For the three and six months ended June 30, 2008, other comprehensive income consisted of gains and losses from foreign currency translation adjustments, net of tax, and unrealized holding gains and gains on available-for-sale marketable securities, net of tax.

13.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the six months ended June 30, 2009:

Director stock awards granted	2,500

Employee Stock Purchase Plan (“ESPP”) shares issued	25,527

Restricted stock awards granted	141,250

Restricted stock awards cancelled	6,690

Shares released from Deferred Compensation Plan	1,207

Restricted Stock Unit Activities:
Outstanding as of December 31, 2008	1,445
Granted	600
Converted to shares and issued to Deferred Compensation Plan	(975)

Outstanding as of June 30, 2009	1,070

Stock Option Activities:
Outstanding as of December 31, 2008	1,129,685
Granted	128,825
Exercised	(19,586)
Cancelled	(31,625)

Outstanding as of June 30, 2009	1,207,299

Shares available for future grants and ESPP purchases as of June 30, 2009	1,747,392

14.	New Accounting Pronouncement

On May 15, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective on July 1, 2009. The Company does not expect the adoption of SFAS No. 162 will result in a change in its current accounting policies and as such will have no impact on its consolidated financial position or its results of operations.

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

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2009
Operating Revenues:
External customers	145,436	24,095	26,842	57,699	33,167	85,852	16,142	—	389,233
Intersegment	1,030	—	3,321	1	8	—	99	(4,459)	—

	146,466	24,095	30,163	57,700	33,175	85,852	16,241	(4,459)	389,233

Costs and Expenses:
Operating	81,609	11,792	17,839	37,312	23,656	79,165	9,214	(4,456)	256,131
Administrative and general	10,935	942	2,048	5,649	5,966	3,468	2,607	8,443	40,058
Depreciation and amortization	13,802	7,999	4,950	9,070	1,739	2	1,973	293	39,828

	106,346	20,733	24,837	52,031	31,361	82,635	13,794	4,280	336,017

Gains (Losses) on Asset Dispositions and Impairments, Net	361	—	396	(1,104)	4	—	330	(2)	(15)

Operating Income (Loss)	40,481	3,362	5,722	4,565	1,818	3,217	2,777	(8,741)	53,201

Other Income (Expense):
Derivative gains (losses), net	(18)	—	—	(78)	—	588	—	3,273	3,765
Foreign currency gains, net	479	25	—	937	53	289	128	4,936	6,847
Other, net	(4)	—	—	—	—	26	—	(23)	(1)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,380	—	702	270	15	32	(908)	—	3,491

Segment Profit	44,318	3,387	6,424	5,694	1,886	4,152	1,997

Other Income (Expense) not included in Segment Profit									(1,746)
Less Equity Earnings included in Segment Profit									(3,491)

Income Before Taxes and Equity Earnings									62,066

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2009
Operating Revenues:
External customers	308,920	50,632	62,061	117,077	67,351	150,355	32,353	—	788,749
Intersegment	2,329	—	5,116	8	58	—	234	(7,745)	—

	311,249	50,632	67,177	117,085	67,409	150,355	32,587	(7,745)	788,749

Costs and Expenses:
Operating	160,448	28,563	37,248	77,629	47,733	141,036	19,918	(8,032)	504,543
Administrative and general	21,133	2,126	4,184	9,800	13,207	5,307	4,833	18,150	78,740
Depreciation and amortization	27,491	15,998	9,816	17,776	3,493	2	3,925	591	79,092

	209,072	46,687	51,248	105,205	64,433	146,345	28,676	10,709	662,375

Gains (Losses) on Asset Dispositions and Impairments, Net	14,807	—	2,657	(1,059)	12	—	330	(2)	16,745

Operating Income (Loss)	116,984	3,945	18,586	10,821	2,988	4,010	4,241	(18,456)	143,119

Other Income (Expense):
Derivative gains (losses), net	(18)	—	—	313	—	1,537	—	5,544	7,376
Foreign currency gains (losses), net	1,844	(9)	—	1,366	20	272	131	3,881	7,505
Other, net	168	—	—	—	—	26	(53)	48	189
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,771	—	1,874	(4)	101	187	(911)	—	7,018

Segment Profit	124,749	3,936	20,460	12,496	3,109	6,032	3,408

Other Income (Expense) not included in Segment Profit									(17,658)
Less Equity Earnings included in Segment Profit									(7,018)

Income Before Taxes and Equity Earnings									140,531

Capital Expenditures	29,182	—	6,814	37,610	2,448	—	91	907	77,052

As of June 30, 2009
Property and Equipment	781,925	380,436	277,254	495,978	32,818	135	136,832	3,984	2,109,362
Investments, at Equity, and Receivables from 50% or Less Owned Companies	31,265	—	79,704	27,893	1,991	—	10,009	—	150,862
Goodwill	13,367	—	1,493	353	37,066	—	1,302	—	53,581
Intangible Assets	11,425	2,525	1,607	—	9,768	—	693	—	26,018
Other current and long-term assets, excluding cash and near cash assets(1)	184,056	12,730	21,752	69,414	43,154	56,059	25,392	34,960	447,517

Segment Assets	1,022,038	395,691	381,810	593,638	124,797	56,194	174,228

Cash and near cash assets(1)									749,355

Total Assets									3,536,695

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2008
Operating Revenues:
External customers	170,418	28,764	32,698	63,795	37,945	55,419	19,928	—	408,967
Intersegment	796	—	624	—	39	—	105	(1,564)	—

	171,214	28,764	33,322	63,795	37,984	55,419	20,033	(1,564)	408,967

Costs and Expenses:
Operating	104,599	16,762	21,310	46,697	26,571	46,977	12,959	(1,571)	274,304
Administrative and general	15,801	1,607	1,916	4,895	8,423	1,644	2,529	8,280	45,095
Depreciation and amortization	13,674	8,039	4,032	8,672	1,414	—	1,656	241	37,728

	134,074	26,408	27,258	60,264	36,408	48,621	17,144	6,950	357,127

Gains on Asset Dispositions and Impairments, Net	14,352	—	1,472	3,208	84	—	158	—	19,274

Operating Income (Loss)	51,492	2,356	7,536	6,739	1,660	6,798	3,047	(8,514)	71,114

Other Income (Expense):
Derivative gains (losses), net	—	—	—	1,173	—	(102)	10	(8,194)	(7,113)
Foreign currency gains (losses), net	111	(3)	—	(478)	(10)	2	(4)	986	604
Other, net	—	—	—	—	—	3	3	156	162
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,592	—	(462)	61	214	—	(90)	—	1,315

Segment Profit	53,195	2,353	7,074	7,495	1,864	6,701	2,966

Other Income (Expense) not included in Segment Profit									(8,870)
Less Equity Earnings included in Segment Profit									(1,315)

Income Before Taxes and Equity Earnings									55,897

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2008
Operating Revenues:
External customers	324,678	57,717	62,843	117,587	80,433	84,093	36,071	—	763,422
Intersegment	1,183	—	624	—	60	—	219	(2,086)	—

	325,861	57,717	63,467	117,587	80,493	84,093	36,290	(2,086)	763,422

Costs and Expenses:
Operating	198,869	32,981	38,036	86,568	57,169	73,734	24,068	(2,081)	509,344
Administrative and general	28,605	3,045	4,039	9,524	14,132	2,371	4,502	17,882	84,100
Depreciation and amortization	27,799	16,019	7,996	16,461	2,859	—	3,923	471	75,528

	255,273	52,045	50,071	112,553	74,160	76,105	32,493	16,272	668,972

Gains on Asset Dispositions and Impairments, Net	21,490	3,629	2,183	3,602	119	—	158	(1)	31,180

Operating Income (Loss)	92,078	9,301	15,579	8,636	6,452	7,988	3,955	(18,359)	125,630

Other Income (Expense):
Derivative gains, net	—	—	—	1,352	—	(592)	15	(1,421)	(646)
Foreign currency gains (losses), net	(44)	27	—	(509)	(19)	1	(11)	3,769	3,214
Other, net	—	—	—	39	—	4	3	280	326
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,225	—	449	1	272	—	(53)	—	5,894

Segment Profit	97,259	9,328	16,028	9,519	6,705	7,401	3,909

Other Income (Expense) not included in Segment Profit									(20,569)
Less Equity Earnings included in Segment Profit									(5,894)

Income Before Taxes and Equity Earnings									107,955

Capital Expenditures	58,453	6,712	27,684	112,683	6,474	—	20,863	224	233,093

As of June 30, 2008
Property and Equipment	835,270	412,048	252,742	410,957	33,551	—	139,453	3,835	2,087,856
Investments, at Equity, and Receivables from 50% or Less Owned Companies	23,198	—	72,532	8,259	1,576	—	10,136	—	115,701
Goodwill	21,421	177	1,493	352	35,541	—	4,117	—	63,101
Intangible Assets	13,922	2,905	2,107	—	8,346	—	799	—	28,079
Other current and long-term assets, excluding cash and near cash assets(1)	168,845	12,538	30,593	86,402	54,283	11,540	27,937	38,162	430,300

Segment Assets	1,062,656	427,668	359,467	505,970	133,297	11,540	182,442

Cash and near cash assets(1)									820,918

Total Assets									3,545,955

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the unprecedented decline in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsement for the retro-fitted double-hull tankers, Seabulk Trader and Seabulk Challenge, if the Company is unsuccessful in defending litigation seeking the revocation of their coastwise charters, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporation’s Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2009, as compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2008. See “Item 1. Financial Statements – Note 15. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘09/’08
	2009		2008		2009		2008		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	52,373	36	79,439	46	128,222	41	149,469	46

Africa, primarily West Africa	29,215	20	30,479	18	58,278	19	62,799	19
Middle East	22,097	15	21,917	13	43,443	14	38,411	12
Mexico, Central and South America	18,220	12	13,665	8	34,545	11	23,838	7
United Kingdom, primarily North Sea	16,552	11	19,180	11	31,712	10	38,343	12
Asia	8,009	6	6,534	4	15,049	5	13,001	4

Total Foreign	94,093	64	91,775	54	183,027	59	176,392	54

	146,466	100	171,214	100	311,249	100	325,861	100	(14)	(4)

Costs and Expenses:
Operating	81,609	56	104,599	61	160,448	52	198,869	61
Administrative and general	10,935	7	15,801	9	21,133	7	28,605	9
Depreciation and amortization	13,802	9	13,674	8	27,491	9	27,799	9

	106,346	72	134,074	78	209,072	68	255,273	79

Gains on Asset Dispositions and Impairmaints, net	361	—	14,352	8	14,807	5	21,490	7

Operating Income	40,481	28	51,492	30	116,984	37	92,078	28	(21)	27

Other Income (Expense):
Derivative losses, net	(18)	—	—	—	(18)	—	—	—
Foreign currency gains (losses), net	479	—	111	—	1,844	1	(44)	—
Other, net	(4)	—	—	—	168	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	3,380	2	1,592	1	5,771	2	5,225	2

Segment Profit	44,318	30	53,195	31	124,749	40	97,259	30	(17)	28

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues decreased by $24.7 million in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues decreased by $32.1 million and other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, increased by $7.4 million.

The decrease in time charter revenues was primarily due to a 2,141 or 13% reduction in days available for charter due to net fleet dispositions. Overall fleet utilization fell to 75% in the Current Year Quarter compared with 81% in the Prior Year Quarter primarily due to increased downtime resulting from cold-stacking vessels in the U.S. Gulf of Mexico. As of June 30, 2009, 23 vessels were cold-stacked. Overall average day rates were $12,030 per day in the Current Year Quarter compared with $12,182 per day in the Prior Year Quarter, a reduction of $152 per day or 1%. In overall terms, the decrease in average day rates reduced time charter revenues by $3.6 million and the impact of unfavorable changes in currency exchange rates reduced time charter revenues by a further $4.3 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and changes in utilization and other changes in fleet mix combined to reduce time charter revenues by $24.2 million.

In the U.S. Gulf of Mexico, time charter revenues were $27.6 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a 20% reduction in utilization. Average day rates decreased from $13,198 per day in the Prior Year Quarter to $13,064 per day in the Current Year Quarter.

Time charter revenues were higher in Mexico, Central and South America primarily due to higher utilization levels as a consequence of reduced downtime for maintenance, conversion and mobilization, and higher in Asia primarily due to mobilizing vessels from other geographic regions. Time charter revenues in West Africa were lower primarily due to net fleet dispositions and mobilizing vessels to other geographic regions and lower in the North Sea where average rates declined due to unfavorable currency exchange rate movements between the U.S. dollar and the pound sterling.

Operating Revenues – Current Six Months compared with Prior Six Months. Operating revenues decreased by $14.6 million in the Current Six Months compared with the Prior Six Months. Time charter revenues decreased by $32.2 million and other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, increased by $17.6 million.

The decrease in time charter revenues was primarily due to a 4,200 or 13% reduction in days available for charter due to net fleet dispositions. Overall fleet utilization was 78% in the Current Six Months compared with 79% in the Prior Six Months. Overall average day rates were $12,421 per day in the Current Six Months compared with $11,987 per day in the Prior Six Months, an increase of $434 per day or 4%. In overall terms, the improvement in average day rates increased time charter revenues by $7.2 million and the impact of unfavorable changes in currency exchange rates reduced time charter revenues by $9.7 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and changes in utilization and other changes in fleet mix combined to reduce time charter revenues by $29.7 million.

In the U.S. Gulf of Mexico, time charter revenues were $22.8 million lower in the Current Six Months compared with the Prior Six Months primarily due to an 8% reduction in utilization and a decrease in average day rates from $14,495 per day to $12,922 per day.

Time charter revenues were higher in Mexico, Central and South America, primarily due to higher utilization levels as a consequence of reduced downtime for maintenance, conversion and mobilization, higher in the Middle East primarily due to improvements in average day rates and higher in Asia primarily due to mobilizing vessels from other geographic regions. Time charter revenues in West Africa were lower primarily due to net fleet dispositions and mobilizing vessels to other geographic regions and lower in the North Sea where average day rates declined due to unfavorable currency exchange rate movements between the U.S. dollar and the pound sterling.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Operating income in the Current Year Quarter included $0.4 million of gains on asset dispositions compared with $14.4 million of gains in the Prior Year Quarter. Excluding the impact of these gains, operating income increased by $3.0 million. The decrease in operating revenues noted above was partially offset by a $23.0 million reduction in operating expenses primarily due to net fleet dispositions, a reduction in the number of scheduled drydockings, lower unscheduled repair costs and cold-stacking additional vessels in the U.S. Gulf of Mexico. Administrative and general expenses were $4.9 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the impact of restructuring the international group in late 2008.

Operating Income – Current Six Months compared with Prior Six Months. Operating income in the Current Six Months included $14.8 million of gains on asset dispositions compared with $21.5 million of gains in the Prior Six Months. Excluding the impact of these gains, operating income increased by $31.6 million. The decrease in operating revenues noted above was partially offset by a $38.4 million reduction in operating expenses primarily due to net fleet dispositions, a reduction in the number of scheduled drydockings and cold-stacking additional vessels in the U.S. Gulf of Mexico. Administrative and general expenses were $7.5 million lower in the Current Six Months compared with the Prior Six Months primarily due to the impact of restructuring the international group in late 2008.

Equity in Earnings of 50% or Less Owned Companies. Equity earnings increased by $1.8 million in the Current Year Quarter compared with the Prior Year Quarter and by $0.5 million in the Current Six Months compared with the Prior Six Months. The Current Year Quarter increase is primarily due to an Argentinian joint venture that began operations during July 2008. In February 2008, Offshore Marine Services recognized a gain of $1.9 million, net of tax, relating to the sale of a vessel owned by its Norwegian joint venture.

Fleet Count. The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Anchor handling towing supply	18	1	1	1	21
Crew	42	2	23	1	68
Mini-supply	7	—	5	—	12
Standby safety	24	—	—	—	24
Supply	12	—	8	8	28
Towing supply	7	3	2	1	13
Specialty	6	3	—	—	9

	116	9	39	11	175

2008
Anchor handling towing supply	17	1	1	1	20
Crew	51	2	23	—	76
Mini-supply	14	—	5	1	20
Standby safety	23	1	—	5	29
Supply	14	—	9	5	28
Towing supply	10	3	2	1	16
Specialty	10	3	—	—	13

	139	10	40	13	202

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Rates Per Day Worked:
Anchor handling towing supply	$36,486	$41,038	$42,288	$36,330
Crew	7,592	6,608	7,443	6,673
Mini-supply	6,286	6,838	6,021	6,950
Standby safety	8,522	10,278	8,137	10,212
Supply	14,716	16,250	15,534	15,898
Towing supply	11,973	10,532	11,779	10,389
Specialty	15,742	11,962	14,426	11,873
Overall Average Rates Per Day Worked	12,030	12,182	12,421	11,987

Utilization:
Anchor handling towing supply	66%	69%	70%	76%
Crew	71%	77%	75%	73%
Mini-supply	61%	67%	67%	64%
Standby safety	88%	88%	89%	89%
Supply	79%	90%	80%	89%
Towing supply	98%	94%	94%	87%
Specialty	82%	94%	91%	92%
Overall Fleet Utilization	75%	81%	78%	79%

Available Days:
Anchor handling towing supply	1,547	1,618	3,053	3,165
Crew	5,973	6,492	12,096	13,044
Mini-supply	1,319	1,795	2,697	3,615
Standby safety	2,184	2,093	4,344	4,186
Supply	1,820	2,123	3,620	4,222
Towing supply	819	1,253	1,690	2,553
Specialty	402	831	852	1,767

Overall Fleet Available Days	14,064	16,205	28,352	32,552

Marine Transportation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘09/’08
	2009		2008		2009		2008		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	24,095	100	28,764	100	50,632	100	57,717	100	(16)	(12)

Costs and Expenses:
Operating	11,792	49	16,762	58	28,563	56	32,981	57
Administrative and general	942	4	1,607	6	2,126	4	3,045	5
Depreciation and amortization	7,999	33	8,039	28	15,998	32	16,019	28

	20,733	86	26,408	92	46,687	92	52,045	90

Gains on Asset Dispositions	—	—	—	—	—	—	3,629	6

Operating Income	3,362	14	2,356	8	3,945	8	9,301	16	43	(58)

Other Income (Expense):
Foreign currency gains (losses), net	25	—	(3)	—	(9)	—	27	—

Segment Profit	3,387	14	2,353	8	3,936	8	9,328	16	44	(58)

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues were $4.7 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to changes in the contract status of the California Voyager from time charter to long-term bareboat charter commencing in September 2008, the Seabulk Challenge, which began a new time charter in April 2009, and the Seabulk Energy, which completed a long-term time charter in February 2009 and operated in the spot market in the Current Year Quarter. Operating revenues were higher in the Current Year Quarter for the Seabulk Arctic, which began a regulatory drydocking in the Prior Year Quarter.

Operating Revenues – Current Six Months compared with Prior Six Months. Operating revenues were $7.1 million lower in the Current Six Months compared with the Prior Six Months primarily due to changes in the contract status of the California Voyager and the Seabulk Energy as noted above. In addition, the Seabulk Energy was off-hire for regulatory drydocking and repairs for 28 days in the Current Six Months. Operating revenues were higher in the Current Six Months for the Seabulk Arctic and Seabulk Challenge, both of which were off-hire while undergoing regulatory drydockings in the Prior Six Months, and for the Seabulk Pride which was off-hire for repairs in the Prior Six Months.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Operating income was $1.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. The reductions in operating revenues noted above were offset by lower operating expenses primarily due to changes in the contract status of the California Voyager and the Seabulk Challenge and lower voyage costs for the Seabulk America, which operated in the spot market. In addition, operating expenses were lower in the Current Year Quarter for the Seabulk Arctic which began a regulatory drydocking in the Prior Year Quarter.

Operating Income – Current Six Months compared with Prior Six Months. Operating income in the Prior Six Months included gains of $3.6 million on the sale of the Seabulk Magnachem and Seabulk Power. Excluding the impact of these gains, operating income was $1.7 million lower in the Current Six Months compared with the Prior Six Months. Operating income was lower for the Seabulk Energy due to the reduced operating revenues noted above and higher operating expenses, primarily due to its regulatory drydocking in the Current Six Months.

Operating income was lower for the California Voyager following its change in contract status from time charter to long-term bareboat charter. Operating income was higher for the Seabulk Challenge primarily due to its new time charter and higher for the Seabulk America which operated in the spot market, primarily due to lower voyage costs. Operating income was higher for the Seabulk Pride primarily due to the improved operating revenues noted above and for the Seabulk Arctic due to improved operating revenues and lower operating expenses primarily due to its regulatory drydocking in the Prior Six Months.

Fleet Count. As of June 30, 2009 and 2008, Marine Transportation Services owned eight U.S.-flag product tankers operating in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘09/’08
	2009		2008		2009		2008		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	30,163	100	33,322	100	67,177	100	63,467	100	(10)	6

Costs and Expenses:
Operating	17,839	59	21,310	64	37,248	55	38,036	60
Administrative and general	2,048	7	1,916	6	4,184	6	4,039	6
Depreciation and amortization	4,950	16	4,032	12	9,816	15	7,996	13

	24,837	82	27,258	82	51,248	76	50,071	79

Gains on Asset Dispositions	396	1	1,472	4	2,657	4	2,183	3

Operating Income	5,722	19	7,536	22	18,586	28	15,579	24	(24)	19

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	702	2	(462)	(1)	1,874	2	449	1

Segment Profit	6,424	21	7,074	21	20,460	30	16,028	25	(9)	28

Operating Revenues. Operating revenues decreased by $3.2 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $3.7 million in the Current Six Months compared with the Prior Six Months. In the Current Year Quarter and Current Six Months operating revenues were higher in the liquid unit tow operation primarily due to the addition of two towboats and eight 30,000-barrel liquid tank barges. In addition, operating revenues were higher due to the commencement of terminal operations in Sauget, Illinois in May 2008. These increases were offset by declines in operating revenues from non-grain freight loadings and idling of a portion of the pooled fleet in the Current Year Quarter. Loadings in the Current Year Quarter were significantly lower than in the Prior Year Quarter due to weaker demand for the movement of non-grain commodities, including construction related materials and domestic coal.

Operating Income. Operating income in the Current Year Quarter included $0.4 million of gains on asset dispositions compared with $1.5 million in the Prior Year Quarter and $2.7 million of gains on asset dispositions in the Current Six Months compared with $2.2 million in the Prior Year Six Months. Excluding the impact of these gains, operating income decreased by $0.7 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $2.5 million in the Current Six Months compared with the Prior Six Months. The changes in operating income were generally in line with the changes in operating revenues noted above. Operating results in the pooled fleet benefited from favorable operating conditions and lower fuel prices, which resulted in lower towing, fleeting and switching costs compared with the Prior Year Quarter and Prior Six Months.

Fleet Count. The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Inland river dry cargo barges-open	209	124	—	—	333
Inland river dry cargo barges-covered	373	138	2	113	626
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	18	5	—	—	23
Dry-cargo vessel(1)	—	1	—	—	1

	677	302	4	113	1,096

2008
Inland river dry cargo barges-open	213	97	5	3	318
Inland river dry cargo barges-covered	409	131	2	123	665
Inland river liquid tank barges	44	29	2	—	75
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	4	—	—	20

	708	261	9	126	1,104

(1)	Argentine-flag.

Aviation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘09/’08
	2009		2008		2009		2008		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	50,689	88	56,630	89	102,202	87	106,142	90
Foreign	7,011	12	7,165	11	14,883	13	11,445	10

	57,700	100	63,795	100	117,085	100	117,587	100	(10)	0

Costs and Expenses:
Operating	37,312	65	46,697	73	77,629	66	86,568	74
Administrative and general	5,649	9	4,895	8	9,800	8	9,524	8
Depreciation and amortization	9,070	16	8,672	13	17,776	15	16,461	14

	52,031	90	60,264	94	105,205	89	112,553	96

Gains (Losses) on Asset Dispositions and Impairments, Net	(1,104)	(2)	3,208	5	(1,059)	(1)	3,602	3

Operating Income	4,565	8	6,739	11	10,821	10	8,636	7	(32)	25

Other Income (Expense):
Derivative gains (losses), net	(78)	—	1,173	2	313	—	1,352	1
Foreign currency gains (losses), net	937	2	(478)	(1)	1,366	1	(509)	—
Other, net	—	—	—	—	—	—	39	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	270	—	61	—	(4)	—	1	—

Segment Profit	5,694	10	7,495	12	12,496	11	9,519	8	(24)	31

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues decreased by $6.1 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues in the U.S. Gulf of Mexico decreased due to the loss of several short-term contracts and a cost-driven reduction in fuel sales prices. Operating revenues in Alaska also decreased due to a reduction in fuel sales volume and prices at the fixed-base operation as well as fewer aircraft supporting seasonal flightseeing operations. These reductions were partially offset by additional oil and gas support contracts in Alaska. In addition, air medical services’ operating revenues were higher due to an increase in patient transports.

Operating Revenues – Current Six Months compared with Prior Year Six Months. Operating revenues decreased by $0.5 million in the Current Six Months compared to the Prior Six Months. Operating revenues in Alaska were significantly reduced primarily due to lower fuel sales volume and prices at the fixed base operation. Operating revenues in the U.S. Gulf of Mexico were slightly higher due to additional contracts and generally better rates with new equipment, partially offset by lower re-billable fuel revenues as a result of the decline in fuel prices. Operating revenues in air medical services were higher due to an increase in patient transports and international leasing revenues were higher as additional helicopters were placed on long-term leases and short-term contracts outside the United States.

Operating Income. Operating income in the Current Year Quarter and the Current Six Months included $1.1 million of losses on net asset dispositions and impairments, compared with gains of $3.2 million and $3.6 million in the Prior Year Quarter and Prior Six Months, respectively. Excluding the impact of these transactions, operating income increased by $2.1 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $6.3 million in the Current Six Months compared with the Prior Six Months. Operating income was impacted by the decreases in operating activities noted above, lower fuel costs and the receipt of insurance proceeds in the Current Year Quarter related to damage incurred from Hurricanes Gustav and Ike. Operating income in the Current Six Months was impacted by the recovery of a previously reserved receivable balance from a major Alaska-based customer.

Fleet Count. The composition of Aviation Services’ fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2009
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	35	—	6	9	50
Medium helicopters	52	—	3	6	61
Heavy helicopters	7	—	1	—	8

	145	6	13	15	179

2008
Light helicopters – single engine	50	6	6	—	62
Light helicopters – twin engine	31	—	7	17	55
Medium helicopters	47	—	3	7	57
Heavy helicopters	5	—	—	—	5

	133	6	16	24	179

(1)	Excludes one and four helicopter(s) removed from service as of June 30, 2009 and 2008, respectively.

(2)	Excludes three helicopters removed from service as of June 30, 2009.

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘09/’08
	2009		2008		2009		2008		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	28,378	86	27,331	72	57,251	85	61,880	77
Foreign	4,797	14	10,653	28	10,158	15	18,613	23

	33,175	100	37,984	100	67,409	100	80,493	100	(13)	(16)

Costs and Expenses:
Operating	23,656	71	26,571	70	47,733	71	57,169	71
Administrative and general	5,966	18	8,423	22	13,207	20	14,132	18
Depreciation and amortization	1,739	5	1,414	4	3,493	5	2,859	3

	31,361	94	36,408	96	64,433	96	74,160	92

Gains on Asset Dispositions	4	—	84	—	12	—	119	—

Operating Income	1,818	6	1,660	4	2,988	4	6,452	8	10	(54)

Other Income (Expense):
Foreign currency gains (losses), net	53	—	(10)	—	20	—	(19)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	15	—	214	1	101	—	272	—

Segment Profit	1,886	6	1,864	5	3,109	4	6,705	8	1	(54)

Operating Revenues. Operating revenues decreased by $4.8 million in the Current Year Quarter compared with the Prior Year Quarter and by $13.1 million in the Current Six Months compared to the Prior Six Months. The decreases were primarily due to the impact of operating revenues contributed from pipeline repair projects in the Republic of Georgia and Turkey in the Prior Year Quarter and the Prior Six Months. In addition, operating revenues were lower in the Current Six Months due to a reduction of industrial services activity primarily on the U.S. West Coast. Operating revenues from consulting services were lower in both periods primarily due to a decrease in platform recovery, planning and public assistance recovery services. Operating revenues from response services were higher in both periods primarily due to an increase in debris monitoring activity in Kentucky and Arkansas and additional work in Louisiana relating to Hurricane Gustav.

Operating Income. Operating income increased by $0.2 million in the Current Year Quarter compared with the Prior Year Quarter and decreased by $3.5 million in the Current Six Months compared with the Prior Six Months. Operating income in both periods was impacted by the changes in operating revenues noted above. Administrative and general expenses were lower in the Current Year Quarter primarily due to reductions in management bonus awards.

Commodity Trading

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘09/’08
	2009		2008		2009		2008		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	52,502	61	30,390	55	101,990	68	57,774	69
Foreign	33,350	39	25,029	45	48,365	32	26,319	31

	85,852	100	55,419	100	150,355	100	84,093	100	55	79

Costs and Expenses:
Operating	79,165	92	46,977	85	141,036	94	73,734	88
Administrative and general	3,468	4	1,644	3	5,307	3	2,371	3
Depreciation	2	—	—	—	2	—	—	—

	82,635	96	48,621	88	146,345	97	76,105	91

Operating Income	3,217	4	6,798	12	4,010	3	7,988	9	(53)	(50)

Other Income (Expense):
Derivative gains (losses), net	588	1	(102)	—	1,537	1	(592)	—
Foreign currency gains, net	289	—	2	—	272	—	1	—
Other, net	26	—	3	—	26	—	4	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	32	—	—	—	187	—	—	—

Segment Profit	4,152	5	6,701	12	6,032	4	7,401	9	(38)	(18)

Segment Profit. Segment profit decreased by $2.5 million in the Current Year Quarter compared with the Prior Year Quarter and by $1.4 million in the Current Six Months compared with the Prior Six Months due to decreased rice merchandising activity, partially offset by higher renewable fuel merchandising activity.

Other Segment Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘09/’08
	2009	2008	2009	2008	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	3,284	3,089	4,954	4,199	6	18
Other Activities	(379)	(33)	(635)	(237)	(1,048)	(168)
Equity in Losses of 50% or Less Owned Companies	(908)	(90)	(911)	(53)	(909)	(1,619)

Segment Profit	1,997	2,966	3,408	3,909	(33)	(13)

Harbor and Offshore Towing Services. Segment profit increased $0.2 million in the Current Year Quarter compared with the Prior Year Quarter and by $0.8 million in the Current Six Months compared with the Prior Six Months primarily due to improved results from its terminal operations in St. Eustatius and lower drydocking and fuel costs, partially offset by decreased harbor traffic.

Equity in Losses of 50% or Less Owned Companies. During the Current Year Quarter, the Company recorded a $0.7 million impairment charge, net of tax, related to one of its cost investments.

Corporate and Eliminations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘09/’08
	2009	2008	2009	2008	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(8,741)	(8,555)	(18,763)	(18,406)	(2)	(2)
Eliminations	—	41	307	47	—	553

Operating Loss	(8,741)	(8,514)	(18,456)	(18,539)	(2)	—

Other Income (Expense):
Derivative gains (losses), net	3,273	(8,194)	5,544	(1,421)	140	490
Foreign currency gains, net	4,936	986	3,881	3,769	401	3
Other, net	(23)	156	48	280	(115)	(83)

Derivative gains (losses), net. Derivative gains, net were $3.3 million in the Current Year Quarter and $5.5 million in the Current Six Months compared with derivative losses, net of $8.2 million in the Prior Year Quarter and $1.4 million in the Prior Six Months primarily due to improved results on forward currency exchange contracts, equity index and options and commodity swap, option and future contracts.

Foreign currency gains, net. Foreign currency gains, net were $4.9 million in the Current Year Quarter primarily due to a weakening of the U.S. dollar against foreign currencies underlying certain of the Company’s cash positions and intercompany notes receivable.

Other Income (Expense) not included in Segment Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘09/’08
	2009	2008	2009	2008	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	578	5,373	1,621	12,849	(89)	(87)
Interest expense	(14,075)	(14,625)	(28,412)	(28,116)	(4)	1
Debt extinguishment gains (losses), net	(78)	(1)	1,285	(1)	(77)	1,286
Marketable security gains (losses), net	11,829	383	7,848	(5,301)	2,989	248

	(1,746)	(8,870)	(17,658)	(20,569)	80	14

Interest Income. Interest income decreased in the Current Year Quarter compared with the Prior Year Quarter and in the Current Six Months compared with the Prior Six Months primarily due to lower rates of return.

Interest Expense. Interest expense decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to the purchase of $45.1 million in principal amount of certain of the Company’s Senior Notes and Convertible Debentures partially offset by lower capitalized interest. Interest expense increased in the Current Six Months compared with the Prior Six Months primarily due to lower capitalized interest partially offset by a lower overall interest rate. The impact of adopting FSP APB 14-1 was an additional $2.0 million and

$1.9 million of pre tax, non-cash interest expense in the Current Year Quarter and Prior Year Quarter, respectively, and an additional $4.0 million and $3.7 million of pre-tax, non-cash interest expense in the Current Six Months and Prior Six Months, respectively.

Debt extinguishment gains (losses), net. Debt extinguishment losses, net in the Current Year Quarter resulted from the Company’s purchase of $1.8 million in principal amount of its 2.875% Convertible Debentures due 2024, $37.0 million in principal amount of its 7.2% Senior Notes due 2009 and $6.3 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $45.6 million at average prices above their respective principal amounts, partially offset by the recognition of unamortized net premiums. Debt extinguishment gains, net in the Current Six Months resulted from the Company’s purchase of $3.8 million in principal amount of its 2.875% Convertible Debentures due 2024, $1.0 million in principal amount of its 5.875% Senior Notes due 2012, $37.0 million in principal amount of its 7.2% Senior Notes due 2009 and $20.2 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $62.1 million at average prices below their respective principal amounts and the recognition of unamortized net premiums.

Marketable security gains (losses), net. Marketable security gains, net in the Current Year Quarter and the Current Six Months primarily resulted from gains on long marketable security positions. Marketable security losses, net in the Prior Six Months resulted from losses on short sales of marketable securities partially offset by gains on long marketable security positions.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of Common Stock, preferred stock or a combination thereof.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2009	2008
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	188,629	135,802
Investing Activities	10,336	(113,129)
Financing Activities	(67,289)	(139,767)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,508	2,358

Net Increase (Decrease) in Cash and Cash Equivalents	140,184	(114,736)

Operating Activities

Cash flows provided by operating activities were $188.6 million in the Current Six Months compared with $135.8 million in the Prior Six Months. Cash flows from operating activities increased primarily due to improved net income before depreciation and gains on asset dispositions and net proceeds received on marketable security transactions designated as trading in the Current Six Months.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities from their previous available-for-sale designation. As a result, cash flows from trading securities are now reported within operating activities. Prior to this change in designation, cash flows relating to available-for-sale securities were reported within investing activities. During the Current Six Months, cash used in operating activities included $10.9 million to purchase marketable security long positions and $1.0 million to cover marketable security short positions. During the Current Six Months, cash provided by operating activities included $26.7 million received from the sale of marketable security long positions and $1.8 million received upon entering into marketable security short positions.

Investing Activities

Cash flows provided by investing activities were $10.3 million in the Current Six Months compared with cash flows used in investing activities of $113.1 million in the Prior Six Months.

During the Prior Six Months, cash used in investing activities included $126.2 million to purchase marketable security long positions and $33.6 million to cover marketable security short positions. During the Prior Six Months, cash provided by investing activities included $57.5 million received from the sale of marketable security long positions and $26.3 million received upon entering into marketable security short positions.

During the Current Six Months, capital expenditures were $77.1 million. Equipment deliveries during the Current Six Months included two offshore support vessels, one inland river towboat and four helicopters. During the Prior Six Months, capital expenditures were $233.1 million. Equipment deliveries during the Prior Six Months included six offshore support vessels, 15 inland river dry cargo barges, three inland river towboats, twelve helicopters, two ocean liquid tank barges and three harbor tugs.

During the Current Six Months, the Company sold 14 offshore support vessels, four inland river dry cargo barges, three harbor tugs and other equipment. In addition, two helicopters were scrapped and one helicopter was declared a total loss after an accident in the North Sea. The Company received $55.5 million on the disposition of these assets, including the insurance proceeds for the helicopter, and recognized net gains of $16.7 million. During the Prior Six Months, the Company sold eight offshore support vessels, two tankers, one inland river dry cargo barge, five inland river liquid tank barges, six helicopters, one harbor tug, one offshore marine construction contract and other equipment for an aggregate consideration of $63.8 million and recognized net gains of $31.2 million.

As of June 30, 2009, construction reserve funds of $249.0 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Six Months, construction reserve fund account transactions included withdrawals of $58.3 million and deposits of $19.4 million. During the Prior Six Months, construction reserve fund account transactions included withdrawals of $171.1 million and deposits of $36.3 million.

The Company’s unfunded capital commitments as of June 30, 2009 consisted primarily of offshore support vessels, helicopters, ocean liquid tank barges and inland river towboats and totaled $117.4 million, of which $48.1 million is payable during the remainder of 2009 and the balance is payable through 2011. Of the total unfunded capital commitments, $20.9 million may be terminated without further liability other than the payment of liquidated damages of $3.0 million in the aggregate. Subsequent to June 30, 2009, the Company committed to purchase additional equipment for $3.7 million, of which $1.1 million is payable during the remainder of 2009 and the balance is payable through 2011.

Financing Activities

Cash flows used in financing activities were $67.3 million in the Current Six Months compared with $139.8 million in the Prior Six Months.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock and its 2.875% Convertible Debentures due 2024. During the Current Six Months, the Company repurchased $3.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $3.7 million. During the Prior Six Months, the Company acquired for treasury 1,658,317 shares of Common Stock for an aggregate purchase price of $142.7 million. As of June 30, 2009, the remaining authority under the repurchase plan was $145.5 million.

Additionally, the Company may purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the Current Six Months, the Company purchased $1.0 million in principal amount of its 5.875% Senior Notes due 2012, $37.0 million in principal amount of its 7.2% Senior Notes due 2009 and $20.2 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $58.4 million.

During the Current Six Months, the Company made principal payments on long-term debt and capital lease obligations of $29.4 million excluding debt purchases. During the Prior Six Months, the Company made principal payments on long-term debt and capital lease obligations of $8.7 million.

During the Current Six Months, the Company drew $25.0 million under its revolving credit facility. The remaining availability under this facility was $322.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $46.7 million with various expiration dates through 2012.

Short and Long-Term Liquidity Requirements

The recent economic conditions have created an unprecedented disruption in the credit and capital markets. To date, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may use its cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

The outstanding principal balance of the Company’s 7.2% Senior Notes is due in September 2009. The Company expects to refinance the remaining principal balance of this debt through drawdowns under its revolving credit facility.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade which is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision has been stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement. On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation, which has been stayed pending the decision of the Court of Appeals in the SB Trader Litigation. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $56.5 million as of June 30, 2009 and such tankers contributed operating revenues of $13.2 million during the six months ended June 30, 2009.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related operating expenses in the periods invoices are received. A funding update as of March 2008 indicated that an additional funding deficit of $116.2 million had developed over the two years since the last actuarial valuation in 2006. No invoices in respect of this deficit will be issued to participating employers until the results of the latest actuarial valuation, carried out in March 2009, are available. Should the deficit be maintained at current levels through the March 2009 actuarial valuation, the Company estimates its share of the uninvoiced deficit to be approximately $1.5 million.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.0 million.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC, and two other defendants (collectively “the Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired the Era group of companies in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

New Accounting Pronouncement

On May 15, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective on July 1, 2009. The Company does not expect the adoption of SFAS No. 162 will result in a change in its current accounting policies and as such will have no impact on its consolidated financial position or its results of operations.

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

During the Current Six Months, the Company entered into several interest rate swap agreements with an aggregate notional value of $118.0 million. In addition, one of the Company’s 50% owned joint ventures entered into an interest rate swap agreement with an aggregate notional value of $29.6 million. These instruments call for the Company or the joint venture to pay a fixed interest rate ranging from 1.79% to 3.05% on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. These instruments mature in 2012 through 2014. By entering into these interest rate swap agreements, the Company is protecting against interest rate fluctuation on the variable LIBOR component of outstanding borrowings. Subsequent to June 30, 2009, the Company entered into additional interest rate swap agreements with aggregate notional values of $83.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The outbreak of diseases, such as H1N1 Flu, commonly known as Swine Flu, has curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these countries and other regions due to additional incidences of diseases, such as Swine Flu, could have a material adverse effect on the Company’s business, results of operations, and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
April 1 – 30, 2009(2)	—	—	—	$145,492,189
May 1 – 31, 2009	—	—	—	$145,492,189
June 1 – 30, 2009	—	—	—	$145,492,189

(1)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on September 11, 2008, SEACOR announced that its Board of Directors increased authority to repurchase Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024 to a total authorized expenditure of up to $150.0 million.

(2)	On April 23, 2009, the Company repurchased, through an open market transaction, $1.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $1.7 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on May 13, 2009. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Charles Fabrikant	18,676,649	N/A	101,718	N/A	N/A
Andrew Morse	11,154,351	N/A	7,624,016	N/A	N/A
Michael E. Gellert	18,671,192	N/A	107,175	N/A	N/A
Stephen Stamas	18,181,700	N/A	596,667	N/A	N/A
Richard Fairbanks	18,661,779	N/A	116,588	N/A	N/A
Pierre de Demandolx	18,656,172	N/A	122,195	N/A	N/A
John C. Hadjipateras	18,589,472	N/A	188,895	N/A	N/A
Oivind Lorentzen	18,707,294	N/A	71,073	N/A	N/A
Steven J. Wisch	13,040,368	N/A	5,737,999	N/A	N/A
Christopher Regan	18,591,607	N/A	186,760	N/A	N/A
Steven Webster	18,063,523	N/A	714,844	N/A	N/A
2. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009	18,775,629	1,939	N/A	799	N/A
3. Approval of the 2009 SEACOR Holdings Inc. Employee Stock Purchase Plan	16,594,750	856,460	N/A	2,046	1,325,111
4. Approval of an amendment to increase number of shares of common stock authorized for issuance under the SEACOR Holdings Inc. 2007 Share Incentive Plan, to eliminate the ability to “reprice” stock options or stock appreciation rights without stockholder approval and to provide that shares of common stock that are used in either a net settlement of the exercise of stock options or to pay the exercise price or withholding taxes related to an award will no longer be available for grant under the 2007 Share Incentive Plan	11,444,536	6,006,637	N/A	2,083	1,325,111
5. Approval of the SEACOR Holdings Inc. Management Incentive Plan	14,707,329	4,068,169	N/A	2,869	N/A

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: July 30, 2009	By:	/s/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: July 30, 2009	By:	/s/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.