Form 10-Q
period 2009-09-30
SEACOR HOLDINGS INC /NEW/
filed 2009-10-28
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009             or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of October 23, 2009 was 20,244,165. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$620,045	$275,442
Restricted cash	29,353	20,787
Marketable securities	52,897	53,817
Receivables:
Trade, net of allowance for doubtful accounts of $3,502 and $5,730 in 2009 and 2008, respectively	266,537	277,350
Other	74,378	40,141
Inventories	52,502	66,278
Deferred income taxes	5,164	5,164
Prepaid expenses and other	21,121	10,499

Total current assets	1,121,997	749,478

Property and Equipment	2,794,067	2,741,322
Accumulated depreciation	(718,749)	(601,806)

Net property and equipment	2,075,318	2,139,516

Investments, at Equity, and Receivables from 50% or Less Owned Companies	166,878	150,062
Construction Reserve Funds & Title XI Reserve Funds	290,871	305,757
Goodwill	53,990	51,496
Intangible Assets	24,762	28,478
Other Assets, net of allowance for doubtful accounts of $2,153 and $888 in 2009 and 2008, respectively	49,920	34,867

	$3,783,736	$3,459,654

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$23,765	$33,671
Current portion of capital lease obligations	951	907
Accounts payable and accrued expenses	105,981	102,798
Other current liabilities	156,800	139,425

Total current liabilities	287,497	276,801

Long-Term Debt	1,027,496	895,689
Capital Lease Obligations	6,895	7,685
Deferred Income Taxes	565,321	515,455
Deferred Gains and Other Liabilities	122,041	121,796

Total liabilities	2,009,250	1,817,426

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 32,561,804 and 32,390,838 shares issued in 2009 and 2008, respectively	326	324
Additional paid-in capital	966,895	956,457
Retained earnings	1,524,355	1,402,771
Shares held in treasury of 12,331,332 and 12,373,291 in 2009 and 2008, respectively, at cost	(722,569)	(724,357)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(2,775)	(5,045)
Derivative loss on cash flow hedges, net of tax	(802)	—

	1,765,430	1,630,150
Noncontrolling interests in subsidiaries	9,056	12,078

Total equity	1,774,486	1,642,228

	$3,783,736	$3,459,654

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues	$446,079	$437,608	$1,234,828	$1,201,030

Costs and Expenses:
Operating	327,602	269,874	832,145	779,218
Administrative and general	41,926	41,487	120,666	125,587
Depreciation and amortization	40,272	39,598	119,364	115,126

	409,800	350,959	1,072,175	1,019,931

Gains on Asset Dispositions and Impairments, Net	5,783	20,074	22,528	51,254

Operating Income	42,062	106,723	185,181	232,353

Other Income (Expense):
Interest income	789	4,329	2,410	17,178
Interest expense	(14,267)	(16,409)	(42,679)	(44,525)
Debt extinguishment gains (losses), net	2,787	—	4,072	(1)
Marketable security gains, net	6,948	35,950	14,796	30,649
Derivative gains (losses), net	2,328	(8,430)	9,704	(9,076)
Foreign currency gains (losses), net	(939)	(6,683)	6,566	(3,469)
Other, net	(57)	(89)	132	237

	(2,411)	8,668	(4,999)	(9,007)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	39,651	115,391	180,182	223,346
Income Tax Expense	15,751	42,849	66,866	82,572

Income Before Equity in Earnings of 50% or Less Owned Companies	23,900	72,542	113,316	140,774
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,340	2,160	9,358	8,054

Net Income	26,240	74,702	122,674	148,828
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(42)	363	1,090	756

Net Income attributable to SEACOR Holdings Inc.	$26,282	$74,339	$121,584	$148,072

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.32	$3.68	$6.13	$6.95
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.23	$3.20	$5.53	$6.19
Weighted Average Common Shares Outstanding:
Basic	19,867,226	20,183,310	19,824,913	21,292,625
Diluted	23,458,195	23,999,260	23,374,644	25,121,290

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity	Comprehensive Income
December 31, 2008, previously reported	$324	$922,540	$1,421,712	$(724,357)	$(5,045)	$12,078	$1,627,252
Adoption of new accounting rules related to the Company’s convertible debt (see note 8)	—	33,917	(18,941)	—	—	—	14,976

December 31, 2008, as adjusted	324	956,457	1,402,771	(724,357)	(5,045)	12,078	1,642,228
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,361	—	—	2,361
Exercise of stock options	—	1,052	—	—	—	—	1,052
Director stock awards	—	290	—	—	—	—	290
Restricted stock and restricted stock units	2	(2)	—	(17)	—	—	(17)
Amortization of share awards	—	8,824	—	—	—	—	8,824
Cancellation of restricted stock	—	556	—	(556)	—	—	—
Conversion option on purchased Convertible Debentures	—	(282)	—	—	—	—	(282)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(5,501)	(5,501)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	3,043	3,043
Sale of a subsidiary with noncontrolling interests	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,627)	(1,627)
Comprehensive income:
Net income	—	—	121,584	—	—	1,090	122,674	$122,674
Other comprehensive income	—	—	—	—	1,468	—	1,468	1,468

Nine months ended September 30, 2009	$326	$966,895	$1,524,355	$(722,569)	$(3,577)	$9,056	$1,774,486	$124,142

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided by Operating Activities	$276,946	$205,781

Cash Flows from Investing Activities:
Purchases of property and equipment	(129,157)	(315,588)
Proceeds from disposition of property and equipment	95,033	98,883
Purchases of marketable securities	—	(212,590)
Proceeds from sales of marketable securities	—	141,886
Cash settlements on derivative transactions, net	(771)	7,772
Investments in and advances to 50% or less owned companies	(10,061)	(31,568)
Return of investments and advances from 50% or less owned companies	1,774	144
Proceeds on sale of investments in 50% or less owned companies	136	—
(Advances) principal payments on third party notes receivable, net	(2,031)	59
Net (increase) decrease in restricted cash	(8,566)	6,965
Net decrease in construction reserve funds and title XI reserve funds	14,886	139,414
Net decrease in escrow deposits on like-kind exchanges	—	7,194
(Investments in) repayments on leases, net	(1,803)	47
Business acquisitions, net of cash acquired	(1,955)	(6,052)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	(154)	—

Net cash used in investing activities	(42,669)	(163,434)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(222,691)	(26,954)
Net payments under inventory financing arrangements	(16,789)	(2,761)
Proceeds from issuance of long-term debt, net of offering costs	349,297	11,250
Common stock acquired for treasury	—	(240,047)
Proceeds and tax benefits from share award plans	2,870	5,183
Purchase of subsidiary shares from noncontrolling interests	(1,210)	—
Cash received from (dividends paid to) noncontrolling interests, net	(1,627)	1,629

Net cash provided by (used in) financing activities	109,850	(251,700)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	476	(1,809)
Net Increase (Decrease) in Cash and Cash Equivalents	344,603	(211,162)

Cash and Cash Equivalents, Beginning of Period	275,442	537,305

Cash and Cash Equivalents, End of Period	$620,045	$326,143

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The condensed consolidated financial information for the three and nine months ended September 30, 2009 and 2008 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008, its changes in equity for the nine months ended September 30, 2009 and its cash flows for the nine months ended September 30, 2009 and 2008. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Effective January 1, 2009, the Company adopted new accounting rules established by the Financial Accounting Standards Board (“FASB”) relating to the presentation of its noncontrolling interests. The new accounting rules establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary and defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. The new accounting rules require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income to be reported at amounts inclusive of both the Company’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of the new accounting rules were applied retrospectively. Other than the change in presentation of noncontrolling interests and its inclusion in comprehensive income, the adoption of the new accounting rules had no impact on the Company’s consolidated financial position or its results of operations.

Reclassifications. Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2.	Financial Instruments

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company’s assets and liabilities as of September 30, 2009 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$41,287	$11,610	$—
Derivative instruments (included in other receivables)	5,623	6,700	—
Construction reserve funds and Title XI reserve funds	290,871	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	17,140	—	—
Derivative instruments (included in other current liabilities)	4,004	3,148	—

Effective January 1, 2009, the Company adopted new accounting rules established by the FASB related to disclosure requirements of fair value measurements for certain nonfinancial assets and liabilities. The adoption of the new accounting rules had no material impact on the Company’s consolidated financial position or its results of operations.

The estimated fair value of the Company’s other financial assets and liabilities as of September 30, 2009 are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$649,398	$649,398
Investments, at cost, in 50% or less owned companies (included in other assets)	7,506	see below
Notes receivable from other business ventures (included in other assets)	15,568	see below
LIABILITIES
Long-term debt, including current portion	1,051,261	1,099,887

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

Marketable Securities. Marketable security gains, net include gains of $5.6 million and losses of $1.2 million for the three months ended September 30, 2009 and 2008, respectively, related to marketable security positions held by the Company as of September 30, 2009. Marketable security gains, net include gains of $9.4 million and losses of $0.6 million for the nine months ended September 30, 2009 and 2008, respectively, related to marketable security positions held by the Company as of September 30, 2009.

3.	Derivative Instruments and Hedging Strategies

Effective January 1, 2009, the Company adopted new accounting rules established by the FASB that require enhanced disclosures for derivative instruments and hedging activities. The new accounting rules require disclosure by the Company about how and why it uses derivative instruments and hedges, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying condensed consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying condensed consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying condensed consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying condensed consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in the accompanying condensed consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies in the accompanying condensed consolidated statements of income.

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2009 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$2,556	$—
Interest rate swap agreements (cash flow hedges)	312	1,775

	2,868	1,775

Derivatives not designated as hedging instruments:
Options on equities and equity indices	—	959
Forward currency exchange, option and future contracts	514	140
Interest rate swap agreements	—	641
Commodity swap, option and future contracts:
Exchange traded	5,560	2,719
Non-exchange traded	3,377	732
U.S. treasury notes and bond future and option contracts	4	186

	9,455	5,377

	$12,323	$7,152

The Company evaluates the risk of counterparty default by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties.

Fair Value Hedges. As of September 30, 2009, the Company has designated certain of its forward currency exchange contracts with notional values of €16.0 million as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2010. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the nine months ended September 30, 2009, the Company designated €15.0 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €20.0 million previously so designated as of December 31, 2008. During the nine months ended September 30, 2009, the Company dedesignated €19.0 million notional value of these contracts as fair value hedges.

For the nine months ended September 30, 2009, the Company recognized gains (losses) on derivative instruments designated as fair value hedges as follows (in thousands):

Derivative gains (losses), net
Forward currency exchange contracts, effective and ineffective portions	$587
Decrease in fair value of hedged items included in property and equipment corresponding to effective portion of derivative gains	(354)

$233

Cash Flow Hedges. The Company has entered into various interest rate swap agreements with maturities ranging from 2012 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 1.79% to 2.85% on aggregate notional values of $143.0 million and receive a variable interest rate based on LIBOR on these notional values. One of the Company’s Offshore Marine Services joint ventures has also entered into an interest rate swap agreement maturing in 2014 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the notional value of $29.6 million and receive a variable interest rate based on LIBOR on the notional value. By entering into these interest rate swap agreements, the Company and its joint venture have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

For the nine months ended September 30, 2009, the Company recognized gains (losses) on derivative instruments designated as cash flow hedges as follows (in thousands):

	Other comprehensive income (loss)	Derivative gains (losses), net
Interest rate swap agreements, effective portion	$(1,490)	$—
Interest rate swap agreements, ineffective portion	—	(255)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	256	—

	$(1,234)	$(255)

Other Derivative Instruments. For the nine months ended September 30, 2009, the Company recognized gains (losses) on derivative instruments not designated as hedging instruments as follows (in thousands):

Derivative gains (losses), net
Options on equities and equity indices	$2,894
Forward currency exchange, option and future contracts	3,847
Interest rate swap agreements	(594)
Commodity swap, option and future contracts:
Exchange traded	(55)
Non-exchange traded	3,489
U.S. treasury notes and bond future and option contracts	145

$9,726

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2009, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $33.4 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve months. Subsequent to September 30, 2009, the Company entered into additional forward currency exchange contracts with an aggregate U.S. dollar equivalent of $22.0 million.

The Company has entered into various interest rate swap agreements maturing in 2013 that call for the Company to pay fixed interest rates ranging from 2.47% to 2.59% on aggregate notional values of $58.5 million and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. These instruments are not designated as cash flow hedges.

The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil, gasoline, ethanol, sugar and rice). The general purpose of these transactions is to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore, inland river and commodity trading businesses.

The Company has also entered into various forward contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity upon settlement. As of September 30, 2009, the Company carried ethanol inventory of $11.9 million relating to such settled transactions.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company.

4.	Business Acquisitions

Effective January 1, 2009, the Company adopted new accounting rules established by the FASB related to business combinations. The new accounting rules amended the Company’s accounting policy by requiring the Company to recognize on its future acquisitions, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. The new accounting rules establish that shares issued in consideration for a business combination be at fair value on the acquisition date, requires the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, and requires recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values. The new accounting rules also provide for the capitalization of in-process research and development assets acquired, requires acquisition-related transaction costs to be expensed as incurred, allows for the capitalization of acquisition-related restructuring costs only if the criteria in the FASB rules related to exit or disposal cost obligations are met as of the acquisition date, and requires as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals.

SES-CHEM Acquisition. On August 3, 2009, the Company acquired its partner’s 51% interest in SES-CHEM Company Limited (“SES-CHEM”), a provider of environmental services in Thailand, for $0.1 million in cash. Subsequent to the transaction, the Company owns all of the issued and outstanding shares of SES-CHEM. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.

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

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2009, the Company paid $1.7 million of additional consideration in accordance with the acquisition agreement and recorded the consideration as goodwill in the accompanying condensed consolidated balance sheets.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental services in the United Kingdom. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2009, the Company paid £61,560 ($0.1 million) of additional consideration in accordance with the acquisition agreement and recorded the consideration as goodwill in the accompanying condensed consolidated balance sheets.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services. The selling stockholder of RMA has the opportunity to receive additional consideration of $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2009, the Company paid $0.5 million of additional consideration in accordance with the acquisition agreement and recorded the consideration as goodwill in the accompanying condensed consolidated balance sheets.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s acquisitions for the nine months ended September 30, 2009 (in thousands):

Trade and other receivables	$6,045
Other current assets	2,341
Investments in Equity, and Receivables from 50% or Less Owned Companies	(5,187)
Property and equipment	197
Goodwill	2,278
Other Assets	194
Accounts payable and other current liabilities	(802)
Other liabilities	(68)
Noncontrolling Interests	(3,043)

Purchase price(1)	$1,955

(1)	Purchase price is net of cash acquired of $1.7 million.

5.	Equipment Acquisitions, Dispositions and Depreciation Policy

During the nine months ended September 30, 2009, capital expenditures were $129.2 million. Equipment deliveries during the period included three offshore support vessels, two inland river towboats, six helicopters and three ocean liquid tank barges.

During the nine months ended September 30, 2009, the Company sold 17 offshore support vessels, five inland river dry cargo barges, three inland river towboats, four harbor tugs and other equipment. In addition, two helicopters were scrapped and two helicopters were declared a total loss. The Company received $95.0 million on the disposition of these assets, including the insurance proceeds for the helicopters, and recognized net gains of $22.5 million.

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

As of September 30, 2009, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

SCF Bunge Marine. On August 1, 2009, the Company and a subsidiary of a large international agricultural and food company formed SCF Bunge Marine LLC, a 50-50 joint venture to time charter and market six inland river towboats on the U.S. Inland River Waterways. Three of the six inland river towboats were previously owned by the Company and sold to a leasing company for $17.7 million immediately prior to the formation of the joint venture. Each partner contributed $1.3 million in cash to the joint venture.

Sea-Cat Crewzer. On July 27, 2009, the Company and another offshore support vessel operator formed Sea-Cat Crewzer LLC, a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. Each partner contributed to the joint venture a vessel and cash with a combined value of $17.3 million. The Company contributed one high speed offshore catamaran crew boat with a fair value of $14.7 million and $2.6 million in cash. In addition, immediately prior to the formation of the joint venture, the Company sold one high speed offshore catamaran crew boat to its joint venture partner for $16.9 million who then contributed the vessel to the joint venture along with $0.4 million in cash.

Dart. On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after-market helicopter accessories. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in goodwill of $3.2 million. The fair value analysis of assets and liabilities acquired was finalized during the third quarter of 2009.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of September 30, 2009 consisted primarily of offshore support vessels, helicopters, inland river dry cargo barges and an inland river towboat and totaled $98.3 million, of which $28.3 million is payable during the remainder of 2009 with the balance payable through 2011. Of the total unfunded capital commitments, $20.7 million may be terminated without further liability other than the payment of liquidated damages of $3.0 million in the aggregate.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures and has issued a performance guarantee on behalf of one of its joint ventures. As of September 30, 2009, the total amount guaranteed by the Company under these arrangements was $24.5 million. Additionally, as of September 30, 2009, the Company had an uncalled capital commitment to one of its joint ventures for $3.1 million.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade that is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. It is expected that the District Court will remand the matter to the USCG for further proceedings concerning matters as to which the District Court had instructed the USCG to provide further explanation that were not addressed by the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $54.8 million as of September 30, 2009 and such tankers contributed operating revenues of $17.3 million during the nine months ended September 30, 2009.

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

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired the Era group of companies in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the complaint, however the district court has yet to rule on that motion.

8.	Long-Term Debt and Capital Lease Obligations

As of September 30, 2009, the Company had $158.5 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $289.4 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $46.7 million with various expiration dates through 2012.

During the nine months ended September 30, 2009, the Company made payments on long term debt and capital lease obligations of $222.7 million, including $79.7 million for the purchase of Convertible Debentures and Senior Notes (see note 9), $84.3 million for the redemption of the remaining outstanding principal of its 9.5% Senior Notes (see note 9) and $32.8 million upon the maturity of its 7.2% Senior Notes. Subsequent to September 30, 2009, the Company repaid $33.5 million on its revolving credit facility.

During the nine months ended September 30, 2009, the Company issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”) and received net proceeds of $245.9 million. The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes is payable semiannually on April 1 and October 1 of each year. The 7.375% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium.

During the nine months ended September 30, 2009, the Company entered into other secured debt totaling $45.2 million and received proceeds of $44.9 million. The interest rates on the debt are variable based on LIBOR plus a margin of 300 to 400 basis points and are reset quarterly. As of September 30, 2009, the interest rates ranged from 4.4% to 4.5%. The debt will be repaid through periodic payments of principal and accrued interest and matures in 2012.

Effective January 1, 2009, the Company adopted new accounting rules established by the FASB related to its convertible debt that requires the Company to account separately for the liability and equity components in a manner that reflects the Company’s non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. Upon adoption of the new accounting rules, the Company recorded the impact on a retrospective basis for all periods presented and adjusted previously reported equity as of December 31, 2008 by increasing additional paid-in capital $33.9 million and reducing retained earnings $18.9 million. For the nine months ended September 30, 2009 and 2008, the impact of adopting the new accounting rules on the Company’s condensed consolidated statements of income was an additional $6.0 million and $5.6 million of pre-tax, non-cash interest expense, respectively. For the nine months ended September 30, 2009 and 2008, the impact of the adopting the new accounting rules on basic earnings per share was a reduction of $0.20 and $0.18 per share, respectively.

9.	Stock and Debt Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), and its 2.875% Convertible Debentures due 2024. During the nine months ended September 30, 2009, the Company repurchased $3.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $3.7 million. During the nine months ended September 30, 2008, the Company acquired for treasury 2,824,317 shares of Common Stock for an aggregate purchase price of $240.0 million. As of September 30, 2009, the remaining authority under the repurchase plan was $145.5 million.

SEACOR’s Board of Directors previously authorized the Company to purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the nine months ended September 30, 2009, the Company purchased

$37.0 million in principal amount of its 7.2% Senior Notes due 2009, $18.4 million in principal amount of its 5.875% Senior Notes due 2012 and $20.2 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $76.0 million. In addition, during the nine months ended September 30, 2009, the Company redeemed the remaining $81.7 million in principal amount outstanding of its 9.5% Senior Notes due 2013 for $84.3 million.

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

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of outstanding convertible debentures. For the three and nine months ended September 30, 2009, diluted earnings per common share of SEACOR excluded 715,985 and 818,364, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and nine months ended September 30, 2008, diluted earnings per common share of SEACOR excluded 648,449 and 571,501, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR are included in the table below (in thousands, except per share data). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see note 8).

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$26,282	19,867	$1.32	$121,584	19,825	$6.13
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	225		—	165
Convertible Securities	2,563	3,366		7,651	3,385

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$28,845	23,458	$1.23	$129,235	23,375	$5.53

2008
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$74,339	20,183	$3.68	$148,072	21,292	$6.95
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	398		—	411
Convertible Securities	2,516	3,418		7,474	3,418

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$76,855	23,999	$3.20	$155,546	25,121	$6.19

12.	Comprehensive Income

For the three months ended September 30, 2009 and 2008, total comprehensive income was $20.3 million and $69.9 million, respectively. For the nine months ended September 30, 2009 and 2008, total comprehensive income was $124.1 million and $140.8 million, respectively. Total comprehensive income for the three and nine months ended September 30, 2008 has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the presentation of the Company’s noncontrolling interests and the accounting for its convertible debt (see notes 1 and 8). For the three and nine months ended September 30, 2009, other comprehensive income consisted of gains and losses from foreign currency translation adjustments, net of tax, and derivative gains and losses on cash flow hedges, net of tax (see note 3). For the three and nine months ended September 30, 2008, other comprehensive income consisted of gains and losses from foreign currency translation adjustments, net of tax, and unrealized holding gains and losses on available-for-sale marketable securities, net of tax.

13.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the nine months ended September 30, 2009:

Director stock awards granted	3,750

Employee Stock Purchase Plan (“ESPP”) shares issued	49,077

Restricted stock awards granted	141,750

Restricted stock awards cancelled	7,350

Shares released from Deferred Compensation Plan	1,207

Restricted Stock Unit Activities:
Outstanding as of December 31, 2008	1,445
Granted	600
Converted to shares and issued to Deferred Compensation Plan	(975)

Outstanding as of September 30, 2009	1,070

Stock Option Activities:
Outstanding as of December 31, 2008	1,129,685
Granted	176,900
Exercised	(24,491)
Cancelled	(33,960)

Outstanding as of September 30, 2009	1,248,134

Shares available for future grants and ESPP purchases as of September 30, 2009	1,671,062

14.	Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments. Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see note 8).

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2009
Operating Revenues:
External customers	128,785	21,737	31,192	64,259	33,827	150,866	15,413	—	446,079
Intersegment	1,054	—	3,122	—	—	—	161	(4,337)	—

	129,839	21,737	34,314	64,259	33,827	150,866	15,574	(4,337)	446,079

Costs and Expenses:
Operating	76,982	11,420	20,144	39,659	23,206	150,983	9,544	(4,336)	327,602
Administrative and general	13,128	953	2,443	5,624	6,090	3,705	2,378	7,605	41,926
Depreciation and amortization	13,608	8,003	4,785	9,706	1,846	7	2,049	268	40,272

	103,718	20,376	27,372	54,989	31,142	154,695	13,971	3,537	409,800

Gains (Losses) on Asset Dispositions and Impairments, Net	3,852	—	813	1,062	(1)	—	58	(1)	5,783

Operating Income (Loss)	29,973	1,361	7,755	10,332	2,684	(3,829)	1,661	(7,875)	42,062

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(80)	—	1,689	—	719	2,328
Foreign currency gains (losses), net	(1,174)	7	—	296	—	177	10	(255)	(939)
Other, net	14	—	—	—	—	—	(1)	(70)	(57)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,322	—	140	(186)	34	—	30	—	2,340

Segment Profit (Loss)	31,135	1,368	7,895	10,362	2,718	(1,963)	1,700

Other Income (Expense) not included in Segment Profit (Loss)									(3,743)
Less Equity Earnings included in Segment Profit (Loss)									(2,340)

Income Before Taxes and Equity Earnings									39,651

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2009
Operating Revenues:
External customers	437,705	72,369	93,253	181,336	101,178	301,221	47,766	—	1,234,828
Intersegment	3,383	—	8,238	8	58	—	395	(12,082)	—

	441,088	72,369	101,491	181,344	101,236	301,221	48,161	(12,082)	1,234,828

Costs and Expenses:
Operating	237,430	39,983	57,392	117,288	70,939	292,019	29,462	(12,368)	832,145
Administrative and general	34,261	3,079	6,627	15,424	19,297	9,012	7,211	25,755	120,666
Depreciation and amortization	41,099	24,001	14,601	27,482	5,339	9	5,974	859	119,364

	312,790	67,063	78,620	160,194	95,575	301,040	42,647	14,246	1,072,175

Gains (Losses) on Asset Dispositions and Impairments, Net	18,659	—	3,470	3	11	—	388	(3)	22,528

Operating Income (Loss)	146,957	5,306	26,341	21,153	5,672	181	5,902	(26,331)	185,181

Other Income (Expense):
Derivative gains (losses), net	(18)	—	—	233	—	3,226	—	6,263	9,704
Foreign currency gains (losses), net	670	(2)	—	1,662	20	449	141	3,626	6,566
Other, net	182	—	—	—	—	26	(54)	(22)	132
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,093	—	2,014	(190)	135	187	(881)	—	9,358

Segment Profit	155,884	5,304	28,355	22,858	5,827	4,069	5,108

Other Income (Expense) not included in Segment Profit									(21,401)
Less Equity Earnings included in Segment Profit									(9,358)

Income Before Taxes and Equity Earnings									180,182

Capital Expenditures	21,062	124	7,722	65,521	4,508	3	29,310	907	129,157

As of September 30, 2009
Property and Equipment	728,751	372,653	269,679	511,628	33,514	131	155,246	3,716	2,075,318
Investments, at Equity, and Receivables from 50% or Less Owned Companies	46,805	—	81,707	26,946	1,966	—	9,454	—	166,878
Goodwill	13,367	—	1,493	353	37,475	—	1,302	—	53,990
Intangible Assets	10,825	2,429	1,516	—	9,326	—	666	—	24,762
Other current and long-term assets, excluding cash and near cash assets(1)	180,555	10,565	32,354	76,476	34,771	61,253	23,992	49,656	469,622

Segment Assets	980,303	385,647	386,749	615,403	117,052	61,384	190,660

Cash and near cash assets(1)									993,166

Total Assets									3,783,736

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2008
Operating Revenues:
External customers	195,591	27,535	34,869	73,455	42,155	44,290	19,713	—	437,608
Intersegment	1,320	—	1,648	28	22	—	86	(3,104)	—

	196,911	27,535	36,517	73,483	42,177	44,290	19,799	(3,104)	437,608

Costs and Expenses:
Operating	97,790	22,391	23,079	49,991	29,904	37,746	11,941	(2,968)	269,874
Administrative and general	14,473	1,486	1,800	5,174	5,924	1,358	2,688	8,584	41,487
Depreciation and amortization	13,689	7,997	4,146	9,571	2,033	—	1,887	275	39,598

	125,952	31,874	29,025	64,736	37,861	39,104	16,516	5,891	350,959

Gains on Asset Dispositions and Impairments, Net	13,516	—	4,073	1,307	—	—	1,178	—	20,074

Operating Income (Loss)	84,475	(4,339)	11,565	10,054	4,316	5,186	4,461	(8,995)	106,723

Other Income (Expense):
Derivative gains (losses), net	—	—	—	—	—	178	—	(8,608)	(8,430)
Foreign currency gains (losses), net	(747)	(18)	—	587	(478)	8	(143)	(5,892)	(6,683)
Other, net	1	—	2	—	—	1	—	(93)	(89)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,876	—	(1,413)	312	238	77	70	—	2,160

Segment Profit (Loss)	86,605	(4,357)	10,154	10,953	4,076	5,450	4,388

Other Income (Expense) not included in Segment Profit (Loss)									23,870
Less Equity Earnings included in Segment Profit (Loss)									(2,160)

Income Before Taxes and Equity Earnings									115,391

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2008
Operating Revenues:
External customers	520,269	85,252	97,712	191,042	122,588	128,383	55,784	—	1,201,030
Intersegment	2,503	—	2,272	28	82	—	305	(5,190)	—

	522,772	85,252	99,984	191,070	122,670	128,383	56,089	(5,190)	1,201,030

Costs and Expenses:
Operating	296,659	55,372	61,115	136,559	87,073	111,480	36,009	(5,049)	779,218
Administrative and general	43,078	4,531	5,839	14,698	20,056	3,729	7,190	26,466	125,587
Depreciation and amortization	41,488	24,016	12,142	26,032	4,892	—	5,810	746	115,126

	381,225	83,919	79,096	177,289	112,021	115,209	49,009	22,163	1,019,931

Gains (Losses) on Asset Dispositions and Impairments, Net	35,006	3,629	6,256	4,909	119	—	1,336	(1)	51,254

Operating Income (Loss)	176,553	4,962	27,144	18,690	10,768	13,174	8,416	(27,354)	232,353

Other Income (Expense):
Derivative gains (losses), net	—	—	—	1,352	—	(414)	15	(10,029)	(9,076)
Foreign currency gains (losses), net	(791)	9	—	78	(497)	9	(154)	(2,123)	(3,469)
Other, net	1	—	2	39	—	5	3	187	237
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,101	—	(964)	313	510	77	17	—	8,054

Segment Profit	183,864	4,971	26,182	20,472	10,781	12,851	8,297

Other Income (Expense) not included in Segment Profit									3,301
Less Equity Earnings included in Segment Profit									(8,054)

Income Before Taxes and Equity Earnings									223,346

Capital Expenditures	81,124	6,727	33,203	163,397	7,777	—	22,642	718	315,588

As of September 30, 2008
Property and Equipment	820,641	404,144	254,150	451,883	33,561	—	142,061	4,043	2,110,483
Investments, at Equity, and Receivables from 50% or Less Owned Companies	26,613	—	72,985	29,308	1,942	2,083	10,259	—	143,190
Goodwill	21,421	178	1,493	352	33,841	—	4,116	—	61,401
Intangible Assets	13,273	2,811	1,933	—	10,917	—	773	—	29,707
Other current and long-term assets, excluding cash and near cash assets(1)	180,844	11,118	45,752	80,817	50,874	21,713	28,526	32,290	451,934

Segment Assets	1,062,792	418,251	376,313	562,360	131,135	23,796	185,735

Cash and near cash assets(1)									688,250

Total Assets									3,484,965

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The Company’s operations are divided into six main business segments – Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services and Commodity Trading. The Company also has activities that are referred to and described under Other that primarily includes

Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities.

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2009, as compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2008. See “Item 1. Financial Statements – Note 14. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’09/’08
	2009		2008		2009		2008		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	37,705	29	93,892	48	165,927	38	243,361	47

Africa, primarily West Africa	26,889	21	29,091	15	85,167	19	91,889	18
Middle East	19,354	15	24,318	12	62,797	14	62,730	12
Mexico, Central and South America	19,190	15	19,879	10	53,735	12	43,717	8
United Kingdom, primarily North Sea	17,653	13	19,348	10	49,365	11	57,691	11
Asia	9,048	7	10,383	5	24,097	6	23,384	4

Total Foreign	92,134	71	103,019	52	275,161	62	279,411	53

	129,839	100	196,911	100	441,088	100	522,772	100	(34)	(16)

Costs and Expenses:
Operating	76,982	59	97,790	50	237,430	54	296,659	57
Administrative and general	13,128	10	14,473	7	34,261	8	43,078	8
Depreciation and amortization	13,608	11	13,689	7	41,099	9	41,488	8

	103,718	80	125,952	64	312,790	71	381,225	73

Gains on Asset Dispositions and Impairments, net	3,852	3	13,516	7	18,659	4	35,006	7

Operating Income	29,973	23	84,475	43	146,957	33	176,553	34	(65)	(17)

Other Income (Expense):
Derivative losses, net	—		—	—	(18)	—	—	—
Foreign currency gains (losses), net	(1,174)	(1)	(747)	—	670	—	(791)	—
Other, net	14	—	1	—	182	—	1	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,322	2	2,876	1	8,093	2	8,101	2

Segment Profit	31,135	24	86,605	44	155,884	35	183,864	36	(64)	(15)

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues decreased by $67.1 million in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues decreased by $68.3 million and other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, increased by $1.2 million.

The number of days available for charter in the Current Year Quarter was 13,753 compared with 15,470 in the Prior Year Quarter, a 1,717 or 11.1% reduction, due to net fleet dispositions. Overall fleet utilization was 67.4% in the Current Year Quarter compared with 87.7% in the Prior Year Quarter. Net fleet dispositions, the impact of vessels mobilizing between geographic regions, changes in utilization and other changes in fleet mix combined to reduce time charter revenues by $48.0 million.

Overall average day rates were $11,880 per day in the Current Year Quarter compared with $13,161 per day in the Prior Year Quarter, a decrease of $1,281 per day or 9.7%. In overall terms, this decrease reduced time charter revenues by $17.7 million and the impact of unfavorable changes in currency exchange rates reduced time charter revenues by a further $2.6 million.

In the U.S. Gulf of Mexico, time charter revenues were $55.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a reduction in rig moving activity and a 39.9% reduction in utilization. As of September 30, 2009, 26 of the Company’s vessels were cold-stacked in this region. Average day rates were $12,105 per day in the Current Year Quarter compared with $14,626 per day in the Prior Year Quarter.

Time charter revenues were lower in Mexico, Central and South America primarily due to the cessation of trading in Venezuela in June 2009, were lower in West Africa due to mobilizing vessels to other geographic regions, were lower in the Middle East due to fleet dispositions, and were lower in the North Sea due to unfavorable currency exchange rate movements between the U.S. dollar and the pound sterling.

Operating Revenues – Current Nine Months compared with Prior Nine Months. Operating revenues decreased by $81.7 million in the Current Nine Months compared with the Prior Nine Months. Time charter revenues decreased by $100.5 million. Other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, increased by $18.8 million primarily in Mexico, Central and South America and West Africa.

The number of days available for charter in the Current Nine Months was 42,104 compared with 48,022 in the Prior Nine Months, a 5,918 or 12.3% reduction, due to net fleet dispositions. Overall fleet utilization was 74.5% in the Current Nine Months compared with 81.5% in the Prior Nine Months. Net fleet dispositions, the impact of vessels mobilizing between geographic regions, changes in utilization and other changes in fleet mix combined to reduce time charter revenues by $77.7 million.

Overall average day rates were $12,261 per day in the Current Nine Months compared with $12,394 per day in the Prior Nine Months, a decrease of $133 per day or 1%. In overall terms, this decrease reduced time charter revenues by $10.4 million and the impact of unfavorable changes in currency exchange rates reduced time charter revenues by a further $12.4 million.

In the U.S. Gulf of Mexico, time charter revenues were $78.6 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to the reduction in rig moving activity and an 18.3% reduction in utilization primarily attributable to the cold-stacking of additional vessels during 2009.

Time charter revenues were lower in West Africa primarily due to net fleet dispositions and vessels mobilizing to other geographic regions and were lower in the North Sea due to unfavorable currency exchange rate movements between the U.S. dollar and the pound sterling.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Operating income in the Current Year Quarter included $3.9 million of gains on asset dispositions compared with $13.5 million of gains in the Prior Year Quarter. Excluding the impact of these gains, operating income decreased by $44.8 million. The decrease in operating revenues noted above was partially offset by a $20.8 million reduction in operating expenses primarily due to net fleet dispositions, a reduction in the number of scheduled drydockings, lower unscheduled repair costs, and cold-stacking additional vessels in the U.S. Gulf of Mexico. Administrative and general expenses were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the impact of restructuring the international group in late 2008.

Operating Income – Current Nine Months compared with Prior Nine Months. Operating income in the Current Nine Months included $18.7 million of gains on asset dispositions compared with $35.0 million of gains in the Prior Nine Months. Excluding the impact of these gains, operating income decreased by $13.2 million. The decrease in operating revenues noted above was partially offset by a $59.2 million reduction in operating expenses primarily due to net fleet dispositions, a reduction in the number of scheduled drydockings and cold-stacking additional vessels in the U.S. Gulf of Mexico. Administrative and general expenses were $8.8 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to the impact of restructuring the international group in late 2008.

Fleet Count. The composition of Offshore Marine Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Anchor handling towing supply	18	1	1	1	21
Crew	43	2	22	1	68
Mini-supply	6	—	5	—	11
Standby safety	24	—	—	—	24
Supply	11	—	8	8	27
Towing supply	7	3	2	1	13
Specialty	4	5	—	—	9

	113	11	38	11	173

2008
Anchor handling towing supply	17	1	1	1	20
Crew	51	2	23	1	77
Mini-supply	14	—	5	—	19
Standby safety	23	1	—	5	29
Supply	12	—	9	6	27
Towing supply	10	3	2	—	15
Specialty	7	3	—	—	10

	134	10	40	13	197

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Rates Per Day Worked:
Anchor handling towing supply	$31,993	$45,800	$39,091	$39,701
Crew	7,615	7,080	7,491	6,822
Mini-supply	6,822	6,859	6,213	6,916
Standby safety	8,795	10,040	8,362	10,153
Supply	15,244	17,917	15,449	16,539
Towing supply	12,202	11,135	11,908	10,636
Specialty	13,038	11,864	14,008	11,871
Overall Average Rates Per Day Worked	11,880	13,161	12,261	12,394

Utilization:
Anchor handling towing supply	57%	85%	65%	79%
Crew	60%	87%	70%	78%
Mini-supply	54%	80%	63%	69%
Standby safety	91%	90%	90%	89%
Supply	66%	90%	76%	89%
Towing supply	84%	95%	91%	90%
Specialty	91%	89%	91%	91%
Overall Fleet Utilization	67%	88%	75%	82%

Available Days:
Anchor handling towing supply	1,673	1,547	4,725	4,712
Crew	5,796	6,348	17,892	19,392
Mini-supply	1,046	1,748	3,743	5,363
Standby safety	2,208	2,116	6,552	6,302
Supply	1,834	1,942	5,454	6,164
Towing supply	828	1,152	2,518	3,705
Specialty	368	617	1,220	2,384

Overall Fleet Available Days	13,753	15,470	42,104	48,022

Marine Transportation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’09/’08
	2009		2008		2009		2008		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	21,737	100	27,535	100	72,369	100	85,252	100	(21)	(15)

Costs and Expenses:
Operating	11,420	53	22,391	82	39,983	56	55,372	65
Administrative and general	953	4	1,486	5	3,079	4	4,531	5
Depreciation and amortization	8,003	37	7,997	29	24,001	33	24,016	28

	20,376	94	31,874	116	67,063	93	83,919	98

Gains on Asset Dispositions	—	—	—	—	—	—	3,629	4

Operating Income (Loss)	1,361	6	(4,339)	(16)	5,306	7	4,962	6	131	7

Other Income (Expense):
Foreign currency gains (losses), net	7	—	(18)	—	(2)	—	9	—

Segment Profit (Loss)	1,368	6	(4,357)	(16)	5,304	7	4,971	6	131	7

Operating Revenues. Operating revenues were $5.8 million lower in the Current Year Quarter compared with the Prior Year Quarter and $12.9 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to changes in the contract status of the California Voyager (from time charter to long-term bareboat charter commencing in September 2008) and the Seabulk Challenge (from spot market to time charter commencing in April 2009), the temporary lay-up of the Seabulk Trader commencing in August 2009, and lower utilization for the Seabulk America that operated in the spot market. Operating revenues were also lower for the Seabulk Energy that completed a long-term time charter in February 2009 and then operated in the spot market before commencing a new time charter at a lower day rate in August 2009. In addition, the Seabulk Energy was off-hire for regulatory drydocking and repairs for 28 days in the Current Nine Months. Operating revenues were higher for the Seabulk Arctic and the Seabulk Pride both of which underwent regulatory drydockings in the Prior Nine Months.

Operating Income (Loss). Operating income was $5.7 million higher in the Current Year Quarter compared with the Prior Year Quarter and $0.3 million higher in the Current Nine Months compared with the Prior Nine Months. Operating income in the Prior Nine Months included gains of $3.6 million on the sale of the Seabulk Magnachem and Seabulk Power. Excluding the impact of these gains, operating income was $4.0 million higher in the Current Nine Months compared with the Prior Nine Months. In both the Current Year Quarter and Current Nine Months the reductions in operating revenues as noted above were offset by lower operating expenses associated with the drydockings of the Seabulk Arctic and Seabulk Pride, the changes in contract status of the Seabulk Challenge and California Voyager and lower voyage expenses for the Seabulk America that operated in the spot market. Operating income was lower for the Seabulk Energy in the Current Year Quarter and Current Nine Months primarily due to the reduction in operating revenues as noted above and in the Current Nine Months due to higher operating expenses, primarily associated with the regulatory drydocking.

Fleet Count. As of September 30, 2009 and 2008, Marine Transportation Services owned eight U.S.-flag product tankers operating in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’09/’08
	2009		2008		2009		2008		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	34,314	100	36,517	100	101,491	100	99,984	100	(6)	2

Costs and Expenses:
Operating	20,144	59	23,079	63	57,392	56	61,115	61
Administrative and general	2,443	7	1,800	5	6,627	7	5,839	6
Depreciation and amortization	4,785	14	4,146	11	14,601	14	12,142	12

	27,372	80	29,025	79	78,620	77	79,096	79

Gains on Asset Dispositions	813	2	4,073	11	3,470	3	6,256	6

Operating Income	7,755	22	11,565	32	26,341	26	27,144	27	(33)	(3)

Other Income (Expense):
Other, Net	—	—	2	—	—	—	2	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	140	1	(1,413)	(4)	2,014	2	(964)	(1)

Segment Profit	7,895	23	10,154	28	28,355	28	26,182	26	(22)	8

Operating Revenues. Operating revenues decreased by $2.2 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $1.5 million in the Current Nine Months compared with the Prior Nine Months. In the Current Year Quarter and Current Nine Months operating revenues were higher in the liquid unit tow operation primarily due to the addition of two towboats and eight 30,000-barrel liquid tank barges. In addition, operating revenues were higher due to the commencement of terminal operations in Sauget, Illinois in May 2008. These increases were offset by declines in operating revenues from non-grain freight loadings and idling of a portion of the pooled fleet in the Current Year Quarter. Loadings in the Current Year Quarter were significantly lower than in the Prior Year Quarter due to weaker demand for the movement of non-grain commodities, including construction related materials and domestic coal.

Operating Income. Operating income in the Current Year Quarter included $0.8 million of gains on asset dispositions compared with $4.1 million in the Prior Year Quarter and $3.5 million of gains on asset dispositions in the Current Nine Months compared with $6.3 million in the Prior Year Nine Months. Excluding the impact of these gains, operating income decreased by $0.6 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $2.0 million in the Current Nine Months compared with the Prior Nine Months. The changes in operating income were generally in line with the changes in operating revenues noted above. Operating results in the pooled fleet benefited from favorable operating conditions and lower fuel prices that resulted in lower towing, fleeting and switching costs compared with the Prior Year Quarter and Prior Nine Months.

Fleet Count. The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Inland river dry cargo barges-open	179	124	—	—	303
Inland river dry cargo barges-covered	402	138	2	540	1,082
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	12	—	—	28
Dry-cargo vessel(1)	—	1	—	—	1

	674	309	4	540	1,527

2008
Inland river dry cargo barges-open	213	117	5	3	338
Inland river dry cargo barges-covered	389	131	2	121	643
Inland river liquid tank barges	43	30	2	—	75
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	4	—	—	21

	688	282	9	124	1,103

(1)	Argentine-flag.

Aviation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’09/’08
	2009		2008		2009		2008		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	54,742	85	67,065	91	156,944	87	173,208	91
Foreign	9,517	15	6,418	9	24,400	13	17,862	9

	64,259	100	73,483	100	181,344	100	191,070	100	(13)	(5)

Costs and Expenses:
Operating	39,659	62	49,991	68	117,288	65	136,559	71
Administrative and general	5,624	9	5,174	7	15,424	8	14,698	8
Depreciation and amortization	9,706	15	9,571	13	27,482	15	26,032	14

	54,989	86	64,736	88	160,194	88	177,289	93

Gains on Asset Dispositions and Impairments, Net	1,062	2	1,307	2	3	—	4,909	3

Operating Income	10,332	16	10,054	14	21,153	12	18,690	10	3	13

Other Income (Expense):
Derivative gains (losses), net	(80)	—	—	—	233	—	1,352	1
Foreign currency gains, net	296	—	587	1	1,662	1	78	—
Other, net	—	—	—	—	—	—	39	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(186)	—	312	—	(190)	—	313	—

Segment Profit	10,362	16	10,953	15	22,858	13	20,472	11	(5)	12

Operating Revenues. Operating revenues decreased by $9.2 million in the Current Year Quarter compared with the Prior Year Quarter and by $9.7 million in the Current Nine Months compared with the Prior Nine Months. Operating revenues in the U.S. Gulf of Mexico decreased in the Current Nine Months primarily due to non-recurring hurricane support activity in the Prior Nine Months and a reduction in fuel surcharge revenues as a result of lower fuel prices. In addition, operating revenues were lower in the Current Year Quarter due to the loss of several short-term contracts. Operating revenues in Alaska decreased due to a reduction in fuel sales volume and lower fuel prices at the fixed base operation and fewer aircraft supporting seasonal flightseeing operations, partially offset by additional oil and gas support contracts. Operating revenues for air medical services were lower due to a reduction in the number of medical contracts. International leasing revenues improved as newly delivered aircraft were placed on leases outside the United States.

Operating Income. Operating income in the Current Year Quarter included $1.1 million of gains on asset dispositions and impairments, compared with gains of $1.3 million in the Prior Year Quarter. Operating income in the Prior Nine Months included $4.9 million in gains on asset dispositions and impairments, net. Excluding the impact of these gains, operating income increased by $0.5 million in the Current Year Quarter compared with the Prior Year Quarter and increased by $7.4 million in the Current Nine Months compared with the Prior Nine Months. Operating income was impacted by the decreases in operating activities noted above, offset by lower fuel costs, a reduction in workforce and the receipt of insurance proceeds related to damage incurred from Hurricanes Gustav and Ike. In addition, operating income in the Current Nine Months was positively impacted by the recovery of a previously reserved receivable balance from a major Alaska-based customer.

Fleet Count. The composition of Aviation Services’ fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2009
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	35	—	6	9	50
Medium helicopters	52	—	3	3	58
Heavy helicopters	8	—	1	—	9

	146	6	13	12	177

2008
Light helicopters – single engine	50	6	6	—	62
Light helicopters – twin engine	33	—	6	14	53
Medium helicopters	48	—	3	7	58
Heavy helicopters	6	—	—	—	6

	137	6	15	21	179

(1)	Excludes one helicopter removed from service as of September 30, 2009 and 2008.
(2)	Excludes three helicopters removed from service as of September 30, 2009.

Environmental Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’09/’08
	2009		2008		2009		2008		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	28,779	85	34,075	81	86,030	85	95,955	78
Foreign	5,048	15	8,102	19	15,206	15	26,715	22

	33,827	100	42,177	100	101,236	100	122,670	100	(20)	(17)

Costs and Expenses:
Operating	23,206	69	29,904	71	70,939	70	87,073	71
Administrative and general	6,090	18	5,924	14	19,297	19	20,056	16
Depreciation and amortization	1,846	5	2,033	5	5,339	5	4,892	4

	31,142	92	37,861	90	95,575	94	112,021	91

Gains (Losses) on Asset Dispositions	(1)	—	—	—	11	—	119	—

Operating Income	2,684	8	4,316	10	5,672	6	10,768	9	(38)	(47)

Other Income (Expense):
Foreign currency gains (losses), net	—	—	(478)	(1)	20	—	(497)	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	34	—	238	1	135	—	510	—

Segment Profit	2,718	8	4,076	10	5,827	6	10,781	9	(33)	(46)

Operating Revenues. Operating revenues decreased by $8.4 million in the Current Year Quarter compared with the Prior Year Quarter and by $21.4 million in the Current Nine Months compared with the Prior Nine Months. The decreases were primarily due to higher activity levels in the Prior Year Quarter and Prior Nine Months for pipeline repair projects in the Republic of Georgia and Turkey and industrial services activity primarily on the U.S. West Coast. In addition, operating revenues were higher in the Prior Year Quarter due to higher debris monitoring activity relating to Hurricane Gustav. Operating revenues from professional services were lower in the Current Year Quarter and Current Nine Months primarily due to a decrease in platform recovery, planning and public assistance recovery activities.

Operating Income. Operating income decreased by $1.6 million in the Current Year Quarter compared with the Prior Year Quarter and by $5.1 million in the Current Nine Months compared with the Prior Nine Months. The decreases were generally in line with the reductions in operating revenues noted above.

Commodity Trading

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’09/’08
	2009		2008		2009		2008		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	109,045	72	27,549	62	211,035	70	85,323	66
Foreign	41,821	28	16,741	38	90,186	30	43,060	34

	150,866	100	44,290	100	301,221	100	128,383	100	241	135

Costs and Expenses:
Operating	150,983	100	37,746	85	292,019	97	111,480	87
Administrative and general	3,705	2	1,358	3	9,012	3	3,729	3
Depreciation	7	—	—	—	9	—	—	—

	154,695	102	39,104	88	301,040	100	115,209	90

Operating Income (Loss)	(3,829)	(2)	5,186	12	181	—	13,174	10	(174)	(99)

Other Income (Expense):
Derivative gains (losses), net	1,689	1	178		3,226	1	(414)	—
Foreign currency gains, net	177	—	8	—	449	—	9	—
Other, net	—	—	1	—	26	—	5	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	—	77	—	187	—	77	—

Segment Profit (Loss)	(1,963)	(1)	5,450	12	4,069	1	12,851	10	(136)	(68)

Operating Revenues. Operating revenues in the Current Year Quarter were $150.9 million compared with $44.3 million in the Prior Year Quarter and $301.2 million in the Current Nine Months compared with $128.4 million in the Prior Nine Months. The improvements in operating revenues reflect increased activity in renewable fuel trading, including logistics and transportation, higher hydrocarbon transportation revenues, higher volumes of rice sales and the consolidation of sugar trading activities commencing June 1, 2009.

Segment Profit (Loss). Segment loss in the Current Year Quarter was $2.0 million compared with segment profit of $5.5 million in the Prior Year Quarter. Segment profit in the Current Nine Months was $4.1 million compared with $12.9 million in the Prior Nine Months. The reductions in segment profit were primarily due to lower margins on rice sales, higher freight costs for liquid products and higher administrative and general expenses due to increased headcount. In addition, Current Year Quarter and Current Nine Months results were negatively impacted by a provision for doubtful accounts.

Other Segment Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ’09/’08
	2009	2008	2009	2008	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	2,016	2,986	6,970	7,185	(32)	(3)
Other Activities	(346)	1,332	(981)	1,095	(126)	(190)
Equity in Earnings (Losses) of 50% or Less Owned Companies	30	70	(881)	17	(57)	(5,282)

Segment Profit	1,700	4,388	5,108	8,297	(61)	(38)

Harbor and Offshore Towing Services. Segment profit decreased by $1.0 million in the Current Year Quarter compared with the Prior Year quarter and by $0.2 million in the Current Nine Months compared with the Prior Nine Months primarily due to decreased demand in all ports, a reduction in fuel surcharges and additional off-hire time for two tugs after completing term contracts.

Equity in Losses of 50% or Less Owned Companies. During the Current Nine Months, the Company recorded a $0.7 million impairment charge, net of tax, related to one of its 50% or less owned companies.

Corporate and Eliminations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ’09/’08
	2009	2008	2009	2008	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(7,874)	(8,903)	(26,637)	(27,309)
Eliminations	(1)	(92)	306	(45)

Operating Loss	(7,875)	(8,995)	(26,331)	(27,354)	12	4

Other Income (Expense):
Derivative gains (losses), net	719	(8,608)	6,263	(10,029)	108	162
Foreign currency gains (losses) net	(255)	(5,892)	3,626	(2,123)	96	271
Other, net	(70)	(93)	(22)	187	25	(112)

Derivative gains (losses), net. Derivative gains, net were $0.7 million in the Current Year Quarter and $6.3 million in the Current Nine Months compared with derivative losses, net of $8.6 million in the Prior Year Quarter and $10.0 million in the Prior Nine Months. The improvements were primarily due to improved results on forward currency exchange contracts, equity index and options and commodity swap, option and future contracts.

Foreign currency gains, net. Foreign currency gains, net were $3.6 million in the Current Nine Months primarily due to a weakening of the U.S. dollar against foreign currencies underlying certain of the Company’s cash positions and intercompany notes receivable.

Other Income (Expense) not included in Segment Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ‘09/’08
	2009	2008	2009	2008	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	789	4,329	2,410	17,178	(82)	(86)
Interest expense	(14,267)	(16,409)	(42,679)	(44,525)	13	4
Debt extinguishment gains (losses), net	2,787	—	4,072	(1)	—	4,073
Marketable security gains, net	6,948	35,950	14,796	30,649	(81)	(52)

	(3,743)	23,870	(21,401)	3,301	(116)	(748)

Interest Income. Interest income decreased in the Current Year Quarter compared with the Prior Year Quarter and in the Current Nine Months compared with the Prior Nine Months primarily due to lower rates of return and lower invested cash balances.

Interest Expense. Interest expense decreased in the Current Year Quarter compared with the Prior Year Quarter and in the Current Nine Months compared with the Prior Nine Months. The decreases were primarily due to the reduction in principal balances following the purchases, maturity and redemption of certain of the Company’s Senior Notes and Convertible Debentures. The decreases were partially offset by interest incurred on draws on the Company’s revolving credit facility and lower capitalized interest. The impact of adopting new accounting rules established by the FASB related to the Company’s convertible debt was an additional $2.0 million and $1.9 million of pre tax, non-cash interest expense in the Current Year Quarter and Prior Year Quarter, respectively, and an additional $6.0 million and $5.6 million of pre-tax, non-cash interest expense in the Current Nine Months and Prior Nine Months, respectively.

Debt extinguishment gains (losses), net. Debt extinguishment gains, net in the Current Nine Months resulted from the Company’s purchase of $3.8 million in principal amount of its 2.875% Convertible Debentures due 2024, the purchase of $37.0 million in principal amount of its 7.2% Senior Notes due 2009, the purchase of $18.4 million in principal amount of its 5.875% Senior Notes due 2012 and the purchase and redemption of $101.9 million in principal amount of its 9.5% Senior Notes due 2013.

Marketable security gains (losses), net. Marketable security gains, net in the Current Year Quarter and the Current Nine Months were primarily due to gains on long marketable security positions partially offset by losses on short sales of marketable securities. Marketable security gains, net in the Prior Year Quarter and Prior Nine Months were primarily due to gains on short sales of marketable securities.

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

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2009	2008
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	276,946	205,781
Investing Activities	(42,669)	(163,434)
Financing Activities	109,850	(251,700)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	476	(1,809)

Net Increase (Decrease) in Cash and Cash Equivalents	344,603	(211,162)

Operating Activities

Cash flows provided by operating activities were $276.9 million in the Current Nine Months compared with $205.8 million in the Prior Nine Months. Cash flows from operating activities increased primarily due to improved net income before depreciation and gains on asset dispositions, improvements in working capital and net proceeds received on marketable security transactions designated as trading in the Current Nine Months.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities from their previous available-for-sale designation. As a result, cash flows from trading securities are now reported within operating activities. Prior to this change in designation, cash flows relating to available-for-sale securities were reported within investing activities. During the Current Nine Months, cash used in operating activities included $19.0 million to purchase marketable security long positions and $1.1 million to cover marketable security short positions. During the Current Nine Months, cash provided by operating activities included $39.1 million received from the sale of marketable security long positions and $11.9 million received upon entering into marketable security short positions.

Investing Activities

Cash flows used in investing activities were $42.7 million in the Current Nine Months compared with $163.4 million in the Prior Nine Months.

During the Prior Nine Months, cash used in investing activities included $155.6 million to purchase marketable security long positions and $57.0 million to cover marketable security short positions. During the Prior Nine Months, cash provided by investing activities included $106.3 million received from the sale of marketable security long positions and $35.6 million received upon entering into marketable security short positions.

During the Current Nine Months, capital expenditures were $129.2 million. Equipment deliveries during the Current Nine Months included three offshore support vessels, two inland river towboats, six helicopters and three ocean liquid tank barges. During the Prior Nine Months, capital expenditures were $315.6 million. Equipment deliveries during the Prior Nine Months included seven offshore support vessels, 15 inland river dry cargo barges, four inland river towboats, 17 helicopters, three ocean liquid tank barges and four harbor tugs.

During the Current Nine Months, the Company sold 17 offshore support vessels, five inland river dry cargo barges, three inland river towboats, four harbor tugs and other equipment. In addition, two helicopters were scrapped and two helicopters were declared a total loss. The Company received $95.0 million on the disposition of these assets, including the insurance proceeds for the helicopters, and recognized net gains of $22.5 million. During the Prior Nine Months, the Company sold 13 offshore support vessels, one offshore support construction contract, 21 inland river dry cargo barges, six inland river liquid tank barges, seven helicopters, three helicopter construction contracts, one harbor tug and other equipment for an aggregate consideration of $98.9 million and recognized net gains of $51.3 million.

As of September 30, 2009, construction reserve funds of $274.3 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Nine Months, construction reserve fund account transactions included withdrawals of $62.1 million and deposits of $48.5 million. During the Prior Nine Months, construction reserve fund account transactions included withdrawals of $183.3 million and deposits of $43.7 million.

The Company’s unfunded capital commitments as of September 30, 2009 consisted primarily of offshore support vessels, helicopters, inland river dry cargo barges and an inland river towboat and totaled $98.3 million, of which $28.3 million is payable during the remainder of 2009 with the balance payable through 2011. Of the total unfunded capital commitments, $20.7 million may be terminated without further liability other than the payment of liquidated damages of $3.0 million in the aggregate.

Financing Activities

Cash flows provided from financing activities were $109.9 million in the Current Nine Months compared with cash flows used in financing activities of $251.7 million in the Prior Nine Months.

During the Current Nine Months, the Company made payments on long term debt and capital lease obligations of $222.7 million, including $79.7 million for the purchase of Convertible Debentures and Senior Notes (as discussed below), $84.3 million for the redemption of the remaining outstanding principal of its 9.5% Senior Notes (as discussed below), and $32.8 million upon the maturity of its 7.2% Senior Notes. During the Prior Nine Months, the Company made principal payments on long-term debt and capital lease obligations of $27.0 million.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock and its 2.875% Convertible Debentures due 2024. During the Current Nine Months, the Company repurchased $3.8 million in principal amount of its 2.875% Convertible Debentures due 2024 for $3.7 million. During the Prior Nine Months, the Company acquired for treasury 2,824,317 shares of Common Stock for an aggregate purchase price of $240.0 million. As of September 30, 2009, the remaining authority under the repurchase plan was $145.5 million.

SEACOR’s Board of Directors previously authorized the Company to purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes due 2009, its 5.875% Senior Notes due 2012 and its 9.5% Senior Notes due 2013. During the Current Nine Months, the Company purchased $37.0 million in principal amount of its 7.2% Senior Notes due 2009, $18.4 million in principal amount of its 5.875% Senior Notes due 2012 and $20.2 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $76.0 million. In addition, during the nine months ended September 30, 2009, the Company redeemed the remaining $81.7 million in principal amount outstanding of its 9.5% Senior Notes due 2013 for $84.3 million.

During the Current Nine Months, the Company borrowed $58.5 million under its revolving credit facility. The remaining availability under this facility was $289.4 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $46.7 million with various expiration dates through 2012.

During the Current Nine Months, the Company issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”) and received proceeds of $245.9 million. Interest on the 7.375% Senior Notes is payable semiannually on April 1 and October 1 of each year.

During the Current Nine Months, the Company entered into other secured debt totaling $45.2 million and received proceeds of $44.9 million. The interest rates on the debt are variable based on LIBOR plus a margin of 300 to 400 basis points and are reset quarterly. As of September 30, 2009, the interest rates ranged from 4.4% to 4.5%. The debt will be repaid through periodic payments of principal and accrued interest and matures in 2012.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise, or Jones Act, trade that is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Jones Act, concluding the retro-fit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader

Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. It is expected that the District Court will remand the matter to the USCG for further proceedings concerning matters as to which the District Court had instructed the USCG to provide further explanation that were not addressed by the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retro-fitted tankers was $54.8 million as of September 30, 2009 and such tankers contributed operating revenues of $17.3 million during the nine months ended September 30, 2009.

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

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC, and two other defendants (collectively “the Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired the Era group of companies in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the complaint, however the district court has yet to rule on that motion.

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

During the Current Nine Months, the Company entered into several interest rate swap agreements with an aggregate notional value of $201.5 million, of which $143.0 million have been designated as cash flow hedges on outstanding debt. In addition, one of the Company’s 50% owned joint ventures entered into an interest rate swap agreement with an aggregate notional value of $29.6 million. These instruments call for the Company or the joint venture to pay a fixed interest rate ranging from 1.79% to 3.05% on the notional value and receive in return a variable interest rate based on LIBOR on the notional value. These instruments mature in 2012 through 2014. By entering into these interest rate swap agreements, the Company is protecting against increases in interest rates.

During the Current Nine Months, the Company entered into other secured debt totaling $45.2 million and received proceeds of $44.9 million. The rates on the debt are variable based on LIBOR plus a margin of 300 to 400 basis points and reset quarterly. As of September 30, 2009, the interest rates ranged from 4.4% to 4.5%. The debt will be repaid through periodic payments of principal and accrued interest and matures in 2012.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
July 1 – 31, 2009	—	—	—	$145,492,189
August 1 – 31, 2009	—	—	—	$145,492,189
September 1 – 30, 2009	—	—	—	$145,492,189

(1)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on September 11, 2008, SEACOR announced that its Board of Directors increased authority to repurchase Common Stock and SEACOR’s 2.875% Convertible Debentures due 2024 to a total authorized expenditure of up to $150.0 million.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: October 28, 2009	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: October 28, 2009	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.