Form 10-K
period 2009-12-31
SEACOR HOLDINGS INC /NEW/
filed 2010-02-25
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009            OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2009 was approximately $1,412,564,488 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 19, 2010 was 22,614,077.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2009.

The Company is in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, industrial aviation and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, the Company operates a fleet of inland river barges and towboats transporting grain, liquids and other bulk commodities on the U.S. Inland River Waterways. The Company’s environmental services segment primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. The Company’s commodity trading and logistics segment is an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities.

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

Segment and Geographic Information

The Company’s operations are divided into six main business segments: Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services and Commodity Trading and Logistics. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities. Financial data for segment and geographic areas is reported in Part IV “Note 15. Major Customers and Segment Data” of this Annual Report on Form  10-K.

Offshore Marine Services

Business

Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 33%, 43% and 51% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Equipment and Services

The following tables identify the types of vessels that comprise Offshore Marine Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” may be either vessels contracted from third parties or from leasing companies to which the Company may have sold such vessels. “Pooled” are owned by entities not affiliated with Offshore Marine Services with the revenues or results of operations of these vessels being shared with the revenues or results of operations of certain vessels of similar type owned by Offshore Marine Services based upon an agreed formula. “Managed” are owned by entities not affiliated with the Company but operated by Offshore Marine Services for a fee. See Glossary of Vessel Types below for an explanation of the services they perform.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Anchor handling towing supply	18	1	1	3	23
Crew	41	2	11	3	57
Mini-supply	6	—	5	—	11
Standby safety	24	1	—	—	25
Supply	11	—	8	8	27
Towing supply	7	3	2	1	13
Specialty	4	5	—	—	9

	111	12	27	15	165

2008
Anchor handling towing supply	18	1	1	—	20
Crew	49	2	23	1	75
Mini-supply	11	—	5	—	16
Standby safety	24	—	—	5	29
Supply	12	—	8	7	27
Towing supply	9	3	2	—	14
Specialty	6	3	—	—	9

	129	9	39	13	190

2007
Anchor handling towing supply	15	1	2	2	20
Crew	52	2	23	—	77
Mini-supply	15	—	5	1	21
Standby safety	23	1	—	5	29
Supply	13	—	10	2	25
Towing supply	13	4	2	2	21
Specialty	10	3	—	—	13

	141	11	42	12	206

The following table indicates average fleet age in years as of December 31:

	2009	2008	2007
Including standby safety vessels	15.1	14.7	15.5
Excluding standby safety vessels	10.6	11.0	12.8

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

Specialty includes anchor handling tugs, lift boats, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.

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

	2009	2008	2007
United States:
Anchor handling towing supply	12	11	12
Crew	31	42	49
Mini-supply	7	13	19
Supply	8	8	9
Towing supply	2	2	4
Specialty	2	2	2

	62	78	95

Africa, primarily West Africa:
Anchor handling towing supply	3	5	6
Crew	11	11	12
Supply	5	4	5
Towing Supply	5	5	11
Specialty	2	2	3

	26	27	37

United Kingdom, primarily North Sea:
Standby safety	25	29	29

Middle East:
Crew	7	6	4
Mini-supply	4	2	—
Supply	4	5	5
Towing supply	3	3	3
Specialty	4	4	7

	22	20	19

	2009	2008	2007
Asia:
Anchor handling towing supply	2	2	2
Crew	2	5	4
Supply	1	1	1
Towing Supply	3	4	3

	8	12	10

Mexico, Central and South America:
Anchor handling towing supply	6	2	—
Crew	6	11	8
Mini-supply	—	1	2
Supply	9	9	5
Specialty	1	1	1

	22	24	16

Total Foreign Fleet	103	112	111

Total Fleet	165	190	206

United States. As of December 31, 2009, 62 vessels were operating in the U.S. Gulf of Mexico, including 33 owned, 24 leased-in, three joint ventured and two pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with its fleet of AHTS vessels, and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf activity and the developing deepwater market. The shelf market is highly price sensitive and quickly affected by movements in commodity prices. Customers in the deepwater market place greater emphasis on vessel specifications and features in addition to price.

Africa, primarily West Africa. As of December 31, 2009, 26 vessels were operating in West Africa, including 18 owned, two leased-in, four joint ventured and two managed. Offshore Marine Services operates primarily in Angola, servicing large-scale, multi-year projects for major oil companies. The other vessels in this region operate from ports in Nigeria, the Republic of the Congo, Cameroon, Gabon, Equatorial Guinea and South Africa.

United Kingdom, primarily North Sea. As of December 31, 2009, 25 vessels were operating in the North Sea, including 24 owned and one joint ventured. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation.

Middle East. As of December 31, 2009, 22 vessels were operating in the Middle East region, including 16 owned, one leased-in, two joint ventured and three managed. Offshore Marine Services’ vessels operating in this area generally support activities in countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar, Saudi Arabia and India.

Asia. As of December 31, 2009, eight vessels were operating in Asia, including six owned and two joint ventured. Offshore Marine Services’ vessels operating in this area generally support exploration programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam and Indonesia.

Mexico, Central and South America. As of December 31, 2009, 22 vessels were operating in Mexico, Central and South America, including 14 owned and eight managed. Offshore Marine Services’ primary markets in this region are Brazil, Argentina and Mexico.

Customers and Contractual Arrangements

The Offshore Marine Services segment earns revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides a vessel to the customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of charter.

Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2009, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 50% of Offshore Marine Services’ operating revenues. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.

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

Risks of Foreign Operations

For the years ended December 31, 2009, 2008 and 2007, 63%, 52% and 52%, respectively, of Offshore Marine Services’ operating revenues were derived from foreign operations.

Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, blockades, blacklisting, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Offshore Marine Services. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on Offshore Marine Services’ financial position and its results of operations.

Marine Transportation Services

Business

Marine Transportation Services owns a fleet of eight U.S.-flag product tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade. This segment contributed 5%, 7% and 9% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Equipment and Services

The Oil Pollution Act of 1990 (“OPA 90”) prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the International Maritime Organization (“IMO”). The table below sets forth the Marine Transportation Services’ fleet as of December 31, 2009.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader	294,000	48,700	None	Double-hull
Seabulk Challenge	294,000	48,700	None	Double-hull
California Voyager (formerly—HMI Brenton Reef)	341,000	45,000	None	Double-hull
Seabulk Energy	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Mississippi Voyager (formerly—Seabulk Mariner)	340,000	46,000	None	Double-hull
Seabulk Pride	340,000	46,000	None	Double-hull
Seabulk America	297,000	46,300	2015	Double-bottom

(1)	Deadweight tons or “dwt”.

Markets

Petroleum Product Transportation. In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, and the U.S. Atlantic and Pacific coasts, as well as transport crude and product between Alaska and the U.S. Pacific coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to OPA 90 requirements and newbuilds are placed into service.

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

Customers and Contractual Arrangements

The primary purchasers of petroleum product transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, and contracts of affreightment or other transportation agreements tailored to the shipper’s requirements. In 2009, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Marine Transportation Services accounted for approximately 99% of its operating revenues. The loss of one or a few of these customers could have a material adverse effect on Marine Transportation Services’ results of operations.

Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel and port charges. Under a bareboat charter, Marine Transportation

Services provides a vessel to a customer and the customer assumes responsibility for all operating expenses and assumes all risk of operation. Vessel charters may range from several days to several years. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time, with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton.

Competitive Conditions

The markets in which the Marine Transportation Services fleet operates are highly competitive. Primary direct competitors are other operators of U.S.-flag ocean-going tank vessels and chemical carriers, operators of articulated tug and barge units and operators of refined product pipelines. The U.S. “Jones Act” shipping market is a trade that is not available to foreign-based competition. The most important competitive factors are pricing, vessel age and vessel availability to fit customer requirements as well as customer preference for double-hull vessels even though single hull vessels are still eligible to trade.

Inland River Services

Business

Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry’s newest fleets of dry cargo and liquid tank barges transporting agricultural and industrial commodities, and chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations and deck barges. It also manages barges for third parties. Inland River Services contributed 9%, 9% and 9% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Equipment and Services

The following tables identify the types of equipment that comprise Inland River Services fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Pooled” are owned by entities not affiliated with Inland River Services with operating revenues and voyage expenses pooled with certain barges of similar type owned by Inland River Services and the net results allocated to participants based upon the number of days the barges participate in the pool. Each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool. “Managed” are owned by entities not affiliated with the Company but operated by Inland River Services for a fee.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2009
Inland river dry cargo barges	581	262	2	550	1,395
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessel(1)	—	1	—	—	1

	675	309	4	550	1,538

2008
Inland river dry cargo barges	586	262	7	122	977
Inland river liquid tank barges	51	33	2	—	86
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	5	—	—	22

	680	300	9	122	1,111

2007
Inland river dry cargo barges	608	222	7	148	985
Inland river liquid tank barges	49	22	2	—	73
Inland river deck barges	26	—	—	—	26
Inland river towboats	13	4	—	—	17

	696	248	9	148	1,101

(1)	Argentine-flag.

As of December 31, 2009, the average age (in years) of Inland River Services’ owned and joint ventured fleet was as follows:

Dry cargo barges	6
Liquid tank barges—10,000 barrel	19
Liquid tank barges—30,000 barrel	7
Deck barges	2
Towboats(1)	35

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.

Inland barges are unmanned and are moved on the U.S. Inland River Waterways by towboats. The combination of a towboat and dry cargo barges is commonly referred to as a “tow.” The Inland River Services dry cargo fleet consists of hopper barges, which can be open for the transport of commodities that are not sensitive to water such as coal, aggregate and scrap, or covered for the transport of water sensitive products, such as grain, ores, alloys, cements and fertilizer. Each dry cargo barge in the Inland River Services’ fleet is capable of transporting approximately 1,500 to 2,000 tons (1,350 to 1,800 metric tons) of cargo. The carrying capacity of a barge at any particular time is determined by water depth in the river channels and hull size of the barge. Adverse river conditions, such as high water resulting from excessive rainfall or low water caused by drought, can also impact operations by limiting the speed at which tows travel the U.S. Inland River Waterways, the number of barges included in tows and the quantity of cargo that is loaded in the barges.

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

Inland River Services’ fleet of 10,000 barrel liquid tank barges transports liquid bulk commodities such as lube oils, solvents and glycols. The operations of these barges are similar to those of the dry cargo barges described above. Inland River Services’ fleet of 30,000 barrel liquid tank barges transports refined petroleum products and black oil products and are normally chartered-out as “unit tows” consisting of two to three barges along with a towboat working in patterns prescribed by the customer. Inland River Services is responsible for providing manpower for the towboats working in such operations.

Inland River Services owns a “fleeting operation,” which is a staging area for grouping barges in preparation for movements up and down the river and a holding area for barges waiting to load and unload cargo. This fleeting operation is managed by a third party.

Inland River Services owns a tank farm and handling facility in Sauget, Illinois. The facility is multi-modal, supporting truck, rail, unit trains and barges, and commenced operations in May 2008.

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

Inland River Services has a 50% interest in a joint venture with a third party in South America that, as of December 31, 2009, operates six towboats and 112 dry cargo barges on the Parana-Paraguay Rivers.

Inland River Services has a 50% interest in a joint venture that operates six inland river towboats on the U.S. Inland River Waterways.

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

Customers and Contractual Arrangements

The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2009, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 66% of Inland River Services’ revenues in 2009. The loss of one or a few of its customers would be unlikely to have a material adverse effect on Inland River Services’ results of operations.

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

Inland River Services’ tank farm and handling facility is marketed on a tariff system driven by throughput volume.

Competitive Conditions

Generally, Inland River Services believes the primary barriers to effective competitive entry into the U.S. Inland River Waterways markets are the complexity of operations, the consolidation of the inland river towing industry and the difficulty in assembling a large enough fleet and an experienced staff to execute voyages efficiently and re-position barges effectively to optimize their use. The primary competitive factors among established operators are price, availability and reliability of barges and equipment of a suitable type and condition for a specific cargo.

Inland River Services’ main competitors are other barge lines. Railroads and liquid pipelines also compete for traffic that might otherwise move on the U.S. Inland River Waterways.

The Company believes that 67% of the domestic dry cargo fleet is controlled by five companies and 63% of the domestic liquid barge industry fleet is controlled by five companies.

Risks of Foreign Operations

Inland River Services foreign operations primarily consist of its joint ventures operating in foreign jurisdictions.

Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, blockades, blacklisting, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Inland River Services. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on Inland River Services’ financial position and its results of operations.

Aviation Services

Business

Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, aircraft leasing, transportation services to hospitals (“Air Medical Services”) and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft at its fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport. It also provides aircraft and flight crews under contracts, provides flight training services and manages customer-owned aircraft. Aviation Services operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. Aviation Services contributed 14%, 15% and 16% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Equipment and Services

The following tables identify the types of aircraft that comprise Aviation Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Managed” are those owned by entities not affiliated with the Company but operated by Aviation Services for a fee. As of December 31, 2009, 137 aircraft were located in the United States and 37 were located in foreign jurisdictions.

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2009
Light helicopters—single engine	51	6	3	—	60
Light helicopters—twin engine	33	—	6	8	47
Medium helicopters	53	—	3	3	59
Heavy helicopters	8	—	—	—	8

	145	6	12	11	174

2008
Light helicopters—single engine	51	6	6	—	63
Light helicopters—twin engine	35	—	6	14	55
Medium helicopters	52	—	3	7	62
Heavy helicopters	7	—	—	—	7

	145	6	15	21	187

2007
Light helicopters—single engine	49	4	8	—	61
Light helicopters—twin engine	31	—	7	15	53
Medium helicopters	44	—	3	7	54
Heavy helicopters	3	—	—	—	3

	127	4	18	22	171

(1)	Excludes two and four helicopters removed from service as of December 31, 2009 and 2007, respectively.

(2)	Excludes three helicopters removed from service as of December 31, 2009.

In typical configurations, Light helicopters are single or twin engine helicopters with a passenger capacity between five and seven, Medium helicopters are twin engine helicopters with a passenger capacity of up to 13 and Heavy helicopters are twin engine helicopters with a passenger capacity of up to 19.

Aviation Services has a 49% interest in an international sales, marketing and manufacturing organization focusing on after-market helicopter accessories.

Aviation Services has a 50% interest in a joint venture that provides instruction and flight simulator training to outside customers and Aviation Services’ employees.

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

Seasonality

A significant portion of Aviation Services’ operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months coupled with the effect of fewer hours of daylight can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During tropical storms, Aviation Services is unable to operate in the area of a storm although flight activity may increase immediately prior to and after storms due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal with activity generally occurring from late May until early September.

Customers and Contractual Arrangements

Aviation Services charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either “dry”, providing only the equipment, or “wet”, providing equipment, insurance and personnel. The rate structure, as it applies to Aviation Services’ utility and oil and gas contracts, typically contains terms that limit its exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers. With respect to flightseeing aircraft, block space is allocated to cruise lines and seats sold directly to customers. Other markets for Aviation Services include international oil and gas industry support activities, agricultural support and general aviation activities. Aviation Services’ activities in these markets are limited.

Air Medical Services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure, similar to oil and gas, or a fee per completed flight. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. Aviation Services operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or an insurance company.

Aviation Services’ FBO in Alaska sells fuel and other services to a diverse group of general aviation companies and large corporations on an ad hoc basis. In addition, the FBO leases hangar space and provides fueling services for transient aircraft and the aviation assets of local companies.

Aviation Services’ principal customers in the U.S. Gulf of Mexico are oil companies of varying sizes and the U.S government. In Alaska, its principal customers for helicopter services are oil and mineral companies and cruise line passengers.

In 2009, no one customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 48% of Aviation Services’ operating revenues. The loss of one or a few of its customers could have a material adverse effect on Aviation Services’ results of operations.

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

Risks of Foreign Operations

Aviation Services operates worldwide. For the years ended December 31, 2009, 2008 and 2007, 15%, 10% and 8%, respectively, of Aviation Services’ operating revenues were derived from its foreign operations.

Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, blockades, blacklisting. nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Aviation Services. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on Aviation Services’ financial condition and its results of operations.

Environmental Services

Business

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Environmental Services also provides other services to oil, chemical, industrial and government clients including hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services. Business is conducted primarily through the Company’s wholly owned subsidiaries: National Response Corporation (“NRC”), O’Brien’s Response Management Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 8%, 10% and 12% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Products and Services

Emergency Response Services. Environmental Services employs trained personnel and maintains specialized equipment positioned in the United States and in certain locations outside the United States to respond to oil and chemical spills, other emergencies and customer projects. A fleet of specialized vessels and barges outfitted with oil spill equipment is positioned on the East, Gulf and West coasts of the United States as well as in the Caribbean and Hawaii. Oil and chemical spill response equipment are also stationed in certain international locations in Africa, the Caspian and Black Sea Region, the Far East and the Middle East. Environmental Services has established a network of approximately 180 independent oil spill response contractors that may assist it by providing equipment and personnel.

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

Consultancy and Training Services. Environmental Services provides a range of prevention, business continuity, media, safety and security consultancy and training services around the world to assist oil, chemical, industrial, marine transportation, financial services and government customers in the prevention of, and response to, an extensive variety of environmental emergencies on both a retained and stand-alone basis. Environmental Services assists customers in the selection and training of personnel in the use of environmental equipment and products. In addition, Environmental Services provides a service to state, county and other local government agencies assisting them with claim reimbursement from the federal government, through agencies such as the Federal Emergency Management Agency (“FEMA”) and the Federal Highway Administration. Furthermore, it provides oversight of clean-up and debris management required after hurricanes, floods and other natural disasters.

Industrial and Remediation Services. Environmental Services provides industrial and remediation services to oil, chemical, industrial and government clients. These services include hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services.

Markets

The market for contractual oil spill preparedness, response and other related training and consulting services in the United States resulted from the enactment of OPA 90. OPA 90 and several subsequent regulations promulgated by the Department of Transportation, Environmental Protection Agency (“EPA”), the Minerals Management Service division of the U.S. Department of Interior (“MMS”) and the U.S. Coast Guard (“USCG”) require that all tank vessels operating within the 200-mile Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the United States develop plans to respond to a “worst case” oil spill and ensure by contract or other approved means the ability to respond to such a spill.

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

Customers and Contractual Arrangements

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Services are provided pursuant to contracts generally ranging from one month to ten years. In 2009, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Environmental Services accounted for approximately 28% of Environmental Services’ operating revenues. The loss of a single large client or a group of mid-size customers could have a material adverse effect on Environmental Services’ results of operations.

Competitive Conditions

The principal competitive factors in the environmental service business are price, customer service, reputation, experience, qualifications, availability of personnel and operating capabilities. In the United States, qualifications include USCG classification as an Oil Spill Removal Organization (“OSRO”). Environmental Services’ NRC is a USCG classified OSRO and it faces competition primarily from the Marine Spill Response Corporation, a non-profit OSRO funded by the major integrated oil companies. NRC also faces competition from other non-profit industry cooperatives and from those commercial contractors who target specific market niches in response, consulting and remediation. Internationally, competition for both oil spill response and emergency preparedness and management comes from a few private companies and regional oil industry cooperatives. Consulting and training service competitors range from small independent privately owned businesses to large engineering consulting groups and major defense contractors.

Risks of Foreign Operations

Environmental Services operates worldwide. For the years ended December 31, 2009, 2008 and 2007, 14%, 20% and 25%, respectively, of Environmental Services’ operating revenues were derived from its foreign operations.

Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, blockades, blacklisting, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Environmental Services. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on Environmental Services’ financial condition and its results of operations.

Commodity Trading and Logistics

Business

Commodity Trading and Logistics operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are rice, sugar, ethanol and clean blendstocks. Commodity Trading and Logistics contributed 28%, 13% and 1% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Products and Services

Agricultural. The agricultural group is primarily focused on the global origination, trading and merchandising of rough and milled rice and sugar. This group typically sources rice from various export countries and arranges for the bundling and transport of the product to various import countries for sale in bulk or through local distribution networks. The group’s involvement in sugar pairs producers and buyers and arranges for the transportation and logistics of the product.

Energy. The energy group is primarily focused on the domestic trading and transportation of physical ethanol and clean blendstocks. The energy group also operates, through an investment in a joint venture, a food and fuel grade processing plant which produces alcohol and ethanol. The output of the plant is sold primarily to the energy group and its joint venture partner.

Commodity Trading and Logistics uses a variety of transportation modes to transport its products, including trucks, railcars, river barges and ocean going vessels, which are generally leased. The transportation services are typically provided by truck lines, railroads and barge and ocean freight companies. From time to time, Commodity Trading and Logistics leverages the asset base of SEACOR’s other business units, primarily Inland River Services, for the transportation and storage of product.

Markets

Commodity Trading and Logistics activities are global and dependent upon factors that Commodity Trading and Logistics cannot control, including macro and micro economic supply and demand factors, governmental intervention or mandates, weather patterns, and the price and availability of substitute products. With respect to rice and sugar, the primary markets in which Commodity Trading and Logistics operate are countries that are net importers of these agricultural products and include countries in South America, the Caribbean and Africa. Commodity Trading and Logistics produces, purchases, markets and sells ethanol to customers for blending into the U.S. gasoline pool and transports clean blendstocks for export.

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

Ethanol demand is subject to overall gasoline demand and gasoline blending economics, governmental policies and mandates, the cost of the production of feedstock commodities such as corn and sugar, gasoline and oil prices, freight and handling costs. The demand for the clean blendstocks depends primarily on oil and natural gas liquids prices.

Customers and Contractual Arrangements

Commodity Trading and Logistics sells agricultural commodities and processed commodity products to domestic and export customers throughout the world. Commodity Trading and Logistics sells both milled and rough rice globally to private import companies and government agencies overseeing grain imports. Commodity Trading and Logistics also has the flexibility to import, store and sell rice in smaller quantities in certain areas where the local market is unable to purchase large quantities. The principal purchasers of Commodity Trading and Logistics’ sugar are private importers and distributors. Commodity Trading and Logistics sells ethanol and blendstocks primarily to end users (gasoline blenders and their suppliers) and other market participants and may also purchase, sell, or exchange product with other market participants to optimize logistics or hedge market exposure.

In 2009, there was no single customer responsible for 10% or more of consolidated operating revenues. The ten largest customers of Commodity Trading and Logistics accounted for approximately 63% of Commodity Trading and Logistics operating revenues. The loss of one or a few of these customers could have a material adverse effect on Commodity Trading and Logistics results of operations.

Competitive Conditions

The commodity trading and logistics business is highly competitive. Major competitors for the agricultural group include large agribusiness, major and independent trading houses and regional or local grower cooperatives. Major competitors for the energy group include other marketers, traders and other product suppliers.

Risk of Foreign Operations

For the year ended December 31, 2009 and 2008, 21% and 59% of Commodity Trading and Logistics operating revenues were derived from foreign operations. In 2007, no operating revenues were derived from foreign operations.

Foreign operations are subject to inherent risks, including, among others, political instability, asset seizures, blockades, blacklisting, nationalization of assets, terrorist attacks, piracy, kidnapping, fluctuating currency values, hard currency shortages, controls on currency exchange, the repatriation of income or capital, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of Commodity Trading and Logistics. It is difficult to predict whether or when any of these conditions or events may develop in the future. The occurrence of any one or more of these conditions or events could have a material adverse effect on Commodity Trading and Logistics’ financial condition and its results of operations.

Other

Harbor and Offshore Towing Services. As of December 31, 2009, Harbor and Offshore Towing Services operated a total of 6 ocean liquid tank barges and 31 vessels, of which 15 were conventional tugs, six were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. In 2009, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Harbor and Offshore Towing Services accounted for approximately 49% of Harbor and Offshore Towing Services’ operating revenues.

As of December 31, 2009, ten tugs were operating in Florida: four in Port Everglades, five in Tampa and one in Port Canaveral. Six tugs were operating in Port Arthur, Texas, three were operating in Mobile, Alabama and four were operating in Lake Charles, Louisiana. Three tugs were engaged in offshore towing operations. Five ocean liquid tank barges and five tugs were operating in St. Eustatius and one ocean liquid tank barge was available for charter.

Other Joint Ventures, Leasing and Other Activities. The Company has minority equity investments in various entities including a company that designs and manufactures water treatment systems for sale or lease, and two aviation service businesses in Asia. The Company also engages in lending and leasing activities.

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

To facilitate compliance with the Shipping Acts, SEACOR’s Restated Certificate of Incorporation: (i) limits the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that such foreign ownership will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorizes SEACOR’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%, (ii) requires institution of a dual stock certification system to help determine such ownership and (iii) permits the Board of Directors to make such determinations as reasonably may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR’s by-laws provide that the number of non-U.S. citizen directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.

Aviation Services’ helicopters operating in the United States are subject to registration and citizenship requirements under the Federal Aviation Act. This Act requires that before an aircraft may be legally operated in the United States, it must be owned by “citizens of the United States,” which, in the case of a corporation, means a corporation: (i) organized under the laws of the United States or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are U.S. “citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens.

Marine Transportation Services, Inland River Services, Harbor and Offshore Towing Services and Offshore Marine Services operate vessels that are registered in the United States. Offshore Marine Services, Harbor and Offshore Towing Services, and an Inland River Services joint venture operate vessels registered in a number of foreign jurisdictions. Vessels registered in these jurisdictions are subject to the laws of the applicable jurisdiction as to ownership, registration, manning and safety. In addition, the vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the 1978 Protocol Relating to the International Convention for the Prevention of Pollution from Ships, (ii) the International Convention on the Safety of Life at Sea, 1974 and 1978 Protocols, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels registered in foreign jurisdictions are in compliance with all applicable material regulations and have all licenses necessary to conduct their business. In addition, vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act.

All of Marine Transportation Services’, Harbor and Offshore Towing Services’, certain of Offshore Marine Services’ vessels and all of Inland River Services’ liquid tank barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the USCG and/or the American Bureau of Shipping and other marine classification societies. Moreover, to ensure compliance with applicable safety regulations, the USCG is authorized to inspect vessels at will.

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

OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile Exclusive Economic Zone of the United States. Although it appears to apply in general to all vessels, for purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (which include the Company’s chemical and petroleum product vessels and liquid tank barges) and “other vessels” (which include the Company’s tugs, offshore support vessels and dry cargo barges).

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

OPA 90 amended the Clean Water Act (“CWA”), described below, to require the owner or operator of certain facilities or of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove, to the maximum extent practicable, a worst-case discharge. The Company has complied with these requirements. The Company expects its pollution liability insurance to cover any cost of spill removal subject to overall coverage limitations of $1.0 billion; however, a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on the Company’s business, financial position or its results of operations.

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

The Company manages exposure to losses from the above-described laws through its efforts to use only well-maintained, well-managed and well-equipped facilities and vessels and its development of safety and environmental programs, including a maritime compliance program and its insurance program. The Company believes it will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future regulations or requirements or that any discharge or emission of pollutants by the Company will not have a material adverse effect on the Company’s business, financial position or its results of operations.

Security

Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels. The Company has updated its procedures in light of the new requirements.

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

The Company has implemented security plans and procedures for each of its U.S.-flag vessels and its terminal operation in Sauget, Illinois pursuant to rules implementing the MTSA that have been issued by the USCG. The Company anticipates that the costs of security for its business will continue to increase. The Company’s U.S.-flag vessels subject to the requirements of ISPS, all foreign flag vessels, and U.S.-flag vessels operating on international voyages were in compliance with ISPS requirements effective July 1, 2004.

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

Employees

As of December 31, 2009, the Company employed 4,956 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services vessel operations.

As of December 31, 2009, Offshore Marine Services employed 692 seafarers in the North Sea, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 316 employees in Marine Transportation Services and Harbor and Offshore Towing Services are unionized under agreements that expire at varying times through December 31, 2012. Certain individuals in Environmental Services are also represented by unions.

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

Difficult economic conditions could materially adversely affect the Company. The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. These factors may also adversely affect the Company’s liquidity and financial condition (including the failure of lenders participating in the Company’s credit facility to fulfill their commitments and obligations), and the liquidity and financial condition of the Company’s customers. Tight credit conditions could limit the Company’s ability to secure additional financing, if required, due to difficulties accessing the capital markets. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Although the Company has some ongoing exposure to credit risks on its accounts receivable balances, these risks are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit its credit risk and avoid losses that could have a material adverse effect on the Company’s financial position and its results of operations. Unstable economic conditions may increase the volatility of the Company’s stock price.

There are risks associated with the Company’s debt structure. The Company’s ability to meet its debt service obligations is dependent upon its future operating results, which are subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. The Company’s debt levels and the terms of its indebtedness may limit its liquidity and flexibility in obtaining additional financing and pursuing other business opportunities. In addition, the Company’s overall debt level and/or market conditions could lead the credit rating agencies to lower the Company’s corporate credit ratings, which could limit its ability to issue additional debt in amounts and/or terms that it considers reasonable.

Demand for many of the Company’s services is impacted by the level of activity in the offshore oil and natural gas exploration, development and production industry. The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and that volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company’s control, including:

•	prevailing oil and natural gas prices and expectations about future prices and price volatility

•	the cost of exploring for, producing and delivering oil and natural gas offshore

•	worldwide demand for energy, other petroleum products and chemical products

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas

•	local and international political and economic conditions, and policies including cabotage and local content laws

•	technological advances affecting energy production and consumption

•	weather conditions

•	environmental regulation

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for the Company’s offshore energy support services and tanker services. Moreover, for the year ended December 31, 2009, approximately 36% of Offshore Marine Services’ and 51% of Aviation Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

Adverse results of legal proceedings could materially adversely affect the Company. The Company is subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and may cause significant expenditure and diversion of management attention. The Company may be faced with significant monetary damages or injunctive relief against it that could materially adversely affect a portion of its business operations or materially and adversely affect the Company’s financial position and its results of operations should the Company fail to prevail in certain matters.

The Company may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect the Company’s financial condition and its results of operations and may result in additional risks to its businesses. The Company continuously evaluates the acquisition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration for such transactions may include, among other things, cash, common stock or equity interests in the Company’s subsidiaries. The Company also evaluates the disposition of its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders.

These types of significant transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. As a result of the risks inherent in such transactions, the Company cannot guaranty that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on the Company’s financial condition or its results of operations. If the Company were to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in its amount of debt or the number of outstanding shares of its Common Stock.

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

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2009, approximately 63% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, and nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupt its operations.

Offshore Marine Services, Marine Transportation Services and Aviation Services rely on several customers for a significant share of their revenues, the loss of any of which could adversely affect each of their businesses and operating results. Offshore Marine Services’, Marine Transportation Services’ and Aviation Services’ customers are primarily major oil companies and large independent oil and gas exploration and production companies. The portion of Offshore Marine Services’, Marine Transportation Services’ or Aviation Services’ revenues attributable to any single customer may change over time, depending on the level of relevant activity by any such customer, the segments ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. The loss of any large customer or several mid-size customers could have a material and adverse effect on such segment’s or the Company’s financial position or its results of operations.

Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues. In recent years, oil and natural gas companies, energy companies and drilling contractors have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which could adversely affect demand for the Company’s Offshore Marine Services’ vessels, Marine Transportation Services’ tankers, Aviation Services’ helicopters and Environmental Services’ products and services, thereby reducing the Company’s revenues.

The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2009, the average age of the Company’s Offshore Marine Services vessels, excluding its standby safety vessels, was approximately 10.6 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

An increase in the supply of offshore support vessels or tankers could have an adverse impact on the charter rates earned by the Company’s offshore support vessels and tankers. Expansion of the supply of the worldwide offshore support vessel fleet would increase competition in the markets which Offshore Marine Services’ operates. The refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and gas exploration and production support and related activities or construction of new vessels could all add vessel capacity to current worldwide levels. A significant increase in vessel capacity could lower charter rates and result in lower operating revenues. Similarly, should competitors in the domestic petroleum and chemical product tanker industry construct a significant number of new tankers or large capacity integrated or articulated tug and barge units, demand for tanker assets could be adversely affected.

If the Company does not restrict the amount of foreign ownership of its Common Stock, it could be prohibited from operating offshore support vessels, inland river vessels and barges and tankers in parts of the United States and could be prohibited from operating helicopters, which would adversely impact its business and operating results. The Company is subject to the Shipping Acts, which govern, among other things, the ownership and operation of offshore support vessels, tankers and barges used to carry cargo between U.S. ports. The Shipping Acts require that vessels engaged in the “U.S. coastwise trade” be owned by U.S. citizens and built in the United States. The Company is also subject to regulations pursuant to the Federal Aviation Act and other statutes (“Aviation Acts”). Generally, aircraft operating in the United States must be registered in the United States. In order to register such aircraft under the Aviation Acts, the Company must be owned or controlled by U.S. citizens. Although the Company’s Certificate of Incorporation and by-laws contain provisions intended to assure compliance with these provisions of the Shipping Acts and the Aviation Acts, a failure to maintain compliance would adversely affect the Company’s financial position and its results of operations and the Company would be prohibited from operating vessels in the U.S. coastwise trade and helicopters in the United States during any period in which the Company did not comply with these regulations.

Repeal, Amendment, Suspension or Non-Enforcement of the Shipping Acts would result in additional competition for Offshore Marine Services, Marine Transportation Services and Inland River Services. A substantial portion of Offshore Marine Services’, Marine Transportation Services’ and Inland River Services’ operations are conducted in the U.S. coastwise trade. Under certain provisions of the Shipping Acts, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under United States law. There have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future. Repeal of such provisions would result in additional competition from vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on the Company’s business, financial position and its results of operations.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas. Because Offshore Marine Services’ and Aviation Services’ operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and gas leases could have a material adverse effect on the Company’s financial position and its results of operations.

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

Operational risks could disrupt operations and expose the Company to liability. The operation of offshore support vessels, tankers, inland river towboats, tugs, helicopters, oil spill response vessels and barges is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. Additional risks relating to the operation of helicopters include harsh weather and marine conditions, mechanical failures, crashes, and collisions, which may result in personal injury, loss of life, damage to property and equipment, and the suspension or reduction of operations. The Company’s aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. The Company may experience similar accidents in the future. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, and damage to the Company’s reputation and customer relationships. In addition, the affected vessels or helicopters could be removed from service and would then not be available to generate revenues.

Revenues from Aviation Services are dependent on flight hours, which are subject to adverse weather conditions and seasonality. A significant portion of the Company’s revenues from Aviation Services is dependent on actual flight hours. Prolonged periods of adverse weather, storms and the effect of fewer hours of daylight adversely impact Aviation Services. Winter months generally have more days of adverse weather conditions than the other months of the year, with poor visibility, high winds, and heavy precipitation and fewer daylight hours, all of which adversely affect helicopter operations. In addition, June through November is tropical storm season in the U.S. Gulf of Mexico; during tropical storms, helicopters are unable to operate in the area of a storm. In addition, many of Aviation Services’ facilities are located along the U.S. Gulf of Mexico coast, and tropical storms may cause damage to its property.

The helicopter industry is subject to intense competition. The helicopter industry is highly competitive and involves an aggressive bidding process among providers having the necessary equipment, operational experience and resources. The Company must provide safe and efficient service or risk losing customers or the termination of contracts, which could result in lost market share and have a material adverse effect on the Company’s financial position and its results of operations.

Consolidation in the aircraft parts industry could affect the service and operation of Aviation Services’ helicopters. A reduction in the number of approved parts suppliers or a consolidation in the spare parts redistribution market could interrupt or delay the supply of aircraft components, adversely affecting Aviation Services’ ability to meet service commitments to customers and could cause Aviation Services to lose opportunities with existing and future customers. Aviation Services might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for Aviation Services and affect the cost of components. An increase in the cost of components could make Aviation Services less competitive and result in lower margins.

Revenues from Marine Transportation Services could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery. A reduction in domestic consumption of refined petroleum products, crude oil or chemical products, the development of alternative methods of delivery of refined petroleum, crude oil, and a reduction in domestic refining capacity could reduce demand for the Company’s services.

Construction of additional refined petroleum product, natural gas or crude oil pipelines could have a material adverse effect on Marine Transportation Services’ revenues. Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by Marine Transportation Services’ tankers. The construction and operation of new pipeline segments to the Florida market could have a material and adverse effect on Marine Transportation Services’ business.

The Company may have to phase-out its double-bottom tanker from petroleum product transportation service in U.S. waters. The Oil Pollution Act of 1990 establishes a phase-out schedule, depending upon vessel size and age, for non-double-hull vessels carrying crude oil and petroleum products in the U.S. coastwise trade. The phase-out date for the Company’s non-double-hull tanker, the Seabulk America, is 2015 and, unless this vessel is modified with a double-hull, which would require substantial capital expenditure, it will be prohibited from transporting crude oil and petroleum products in the U.S. coastwise trade after this date. It would also be prohibited from transporting petroleum products in most foreign and international markets under a phase-out schedule established by the International Maritime Organization.

The Company may lose eligibility for two tankers retrofitted to a double-hull configuration to engage in U.S. coastwise trade. Two of Marine Transportation Services’ tankers that operate in the U.S. coastwise trade, which is restricted to vessels built or rebuilt in the United States, were retrofitted to a double-hull configuration in a foreign shipyard. The Company is party to litigation regarding the eligibility of such tankers following the retrofit to engage in the U.S. coastwise trade, the loss of which could adversely affect the Company’s financial condition and its results of operations. See Item 3. “Legal Proceedings” for a complete description of this litigation.

The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard (“USCG”), Occupational Safety and Health Administration (“OSHA”), the National Transportation Safety Board (“NTSB”) and the U.S. Customs Service, and to regulation by port states and class society organizations, such as the American Bureau of Shipping, as well as to international regulations from international treaties, such as the Safety of Life at Sea convention administered by port states and class societies. The USCG, OSHA and NTSB set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service and USCG are authorized to inspect vessels at will.

The Company’s business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Company’s operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it was negligent or at fault. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase the Company’s costs. The Company cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on its business, results of operations and financial condition. For more information, see Item 1. “Government Regulation—Environmental Compliance.”

Emergency response revenues are subject to significant volatility. Environmental Services’ response revenues and profitability are event driven and can vary greatly from quarter-to-quarter and year-to-year based on the number and magnitude of responses.

A relaxation of oil spill regulation or enforcement could reduce demand for Environmental Services’ emergency response services. Environmental Services is dependent upon the enforcement of regulations promulgated under OPA 90, international conventions and, to a lesser extent, local regulations. Less stringent emergency regulations or less aggressive enforcement of these regulations could decrease demand for Environmental Services’ emergency response services. There can be no assurance that oil spill regulation will not be relaxed or enforcement of existing or future regulation will not become less stringent. If this happens, the demand for Environmental Services’ emergency response services could be adversely impacted.

A change in, or revocation of, National Response Corporation’s classification as an Oil Spill Removal Organization could result in a loss of business. The National Response Corporation (“NRC”) is classified by the USCG as an Oil Spill Removal Organization (“OSRO”). The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG-classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO are exempt from regulations that would otherwise require them to list their oil spill response resources in filings with the USCG. A loss of NRC’s classification or changes in the requirements for classification could eliminate or diminish NRC’s ability to provide customers with this exemption. If this happens, Environmental Services could lose customers.

Environmental Services could incur liability in connection with providing spill response services. Although Environmental Services is generally exempt in the United States from liability under the Clean Water Act (“CWA”) for its own actions and omissions in providing spill response services, this exemption might not apply if it were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. Although most of the states within the United States in which Environmental Services provides services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that Environmental Services does not benefit from federal or state exemptions from liability in providing emergency response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others. In the international market, Environmental Services does not benefit from the spill response liability protection provided by the CWA and therefore is subject to the liability terms and conditions negotiated with its international clients.

Inland River Services could experience variation in freight rates. Freight transportation rates may fluctuate as the volume of cargo and availability of barges changes. The volume of freight transported on the Inland River Waterways may vary as a result of various factors, such as global economic conditions and business cycles, domestic and international agricultural production and demand, and foreign currency exchange rates. Barge participation in the industry can also vary year-to-year and is dependent on the number of barges built and retired from service. Extended periods of high barge availability and low cargo demand could adversely impact Inland River Services.

Inland River Services’ results of operations could be adversely affected by the decline in U.S. grain exports. Inland River Services’ business is significantly affected by the volume of grain exports handled through ports in the U.S. Gulf of Mexico. Grain exports can vary due to a number of factors including crop harvest yield levels in the United States and abroad, and the demand for grain in the United States. A shortage of available grain overseas can increase demand for U.S. grain. Conversely, an abundance of grain overseas can decrease demand for U.S. grain. A decline in exports could result in excess barge capacity, which would likely lower freight rates earned by Inland River Services.

Inland River Services’ results of operations could be adversely affected by international economic and political factors. The actions of foreign governments could affect the import and export of the dry-bulk commodities typically transported by Inland River Services. Foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports of the dry-bulk commodities that Inland River Services transports. National and international boycotts and embargoes of other countries’ or U.S. imports or exports together with the raising or lowering of tariff rates could affect the demand for the transportation of cargos handled by Inland River Services. These actions or developments could have an adverse impact on Inland River Services.

Inland River Services’ results of operations are affected by seasonal activity. Inland River Services’ business is seasonal, and its quarterly revenues and profits have historically been lower in the first and second quarters of the year and higher in the third and fourth quarters, during the grain harvest.

Inland River Services’ results of operations are affected by adverse weather and river conditions. Weather patterns can affect river levels and cause ice conditions during winter months, which can hamper barge navigation. Locks and dams on river systems may be closed for maintenance or other causes, which may delay barge movements. These conditions could adversely impact Inland River Services.

The aging infrastructure on the U.S. Inland River Waterways may lead to increased costs and disruptions in Inland River Services’ operations. Many of the locks and dams on the U.S. Inland River Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Delays caused by malfunctioning locks and dams could increase Inland River Services’ operating costs and delay the delivery of cargos. Moreover, in the future, increased diesel fuel user taxes could be imposed to fund necessary infrastructure improvements, and such increases may not be recoverable by Inland River Services through pricing increases.

Inland River Services’ results of operations could be materially and adversely affected by fuel price fluctuations. For the most part, Inland River Services purchases towboat and fleeting services from third party vendors. The price of these services can rise when fuel prices escalate and could adversely impact Inland River Services’ results of operation.

The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its businesses. Although the Company maintains insurance coverage against the risks related to its businesses, risks may arise for which the Company may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, the Company could be exposed to substantial liability.

The Company’s global operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks. Some of these risks may be hedged, but fluctuations could impact the Company’s financial position and its results of operations. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position and its results of operations have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. The Company’s financial position and its results of operations may also be affected by the cost of hedging activities that the Company undertakes. The Company holds a large proportion of its net assets in cash equivalents and short-term investments, including a variety of public and private debt and equity instruments. Such investments subject the Company to risks generally inherent in the capital markets. Given the relatively high proportion of the Company’s liquid assets relative to its overall size, its financial position and its results of operations may be materially affected by the results of the Company’s capital management and investment activities and the risks associated with those activities. Volatility in the financial markets and overall economic uncertainty also increases the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have an adverse impact on the Company’s financial position and its results of operations.

Investment in new business strategies and initiatives present risks not originally contemplated. The Company has invested, and in the future may again invest, in new business plans or acquisitions. These activities may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the plans or acquisitions, inadequate return of capital, and unidentified issues not discovered in due diligence. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse impact on the Company’s financial position and its results of operations.

Commodity Trading and Logistics’ results of operations may be materially adversely affected by the availability, demand and price of agricultural commodities, weather, disease, government programs, and competition. The availability and price of agricultural commodities may fluctuate widely due to unpredictable factors such as weather, plantings, government programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect Commodity Trading and Logistics’ profitability. Reduced supplies of agricultural commodities could limit Commodity Trading and Logistics’ ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner. In addition, the availability and price of agricultural commodities can be affected by other factors, such as plant disease, which can result in crop failures and reduced harvests.

Commodity Trading and Logistics’ is subject to economic downturns, political instability and other risks of doing business globally, which could adversely affect operating results. Commodity Trading and Logistics conducts its business in many countries and geographic areas, and plans to expand its business in emerging market areas such as Asia, Africa and parts of the Caribbean. Both developed and emerging market areas are subject to economic downturns and emerging market areas could be subject to more volatile economic, political and market conditions. Such economic downturns and volatile conditions may have a negative impact on Commodity Trading and Logistics’ ability to execute its business strategies and on its financial position and its results of operations. Commodity Trading and Logistics’ results of operations could be affected by changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, including political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, and other trade barriers.

Commodity Trading and Logistics is subject to government policies and regulations, in general, and specifically those affecting the agricultural sector and related industries, which could adversely affect its operating results. Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of Commodity Trading and Logistics’ products, restrict its ability to do business in its existing and target markets, and negatively impact revenues and operating results.

Commodity Trading and Logistics is subject to numerous laws and regulations globally that could adversely affect operating results. Commodity Trading and Logistics is required to comply with the numerous and broad reaching laws and regulations administered by United States federal, state, local, and foreign governmental agencies relating to, but not limited to, the sourcing, transporting, storing and merchandising of agricultural commodities and products. Any failure to comply with applicable laws and regulations could subject Commodity Trading and Logistics to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of its products.

Commodity Trading and Logistics’ risk management strategies may not be effective. Commodity Trading and Logistics business’ is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. Although Commodity Trading and Logistics may engage in hedging transactions to manage these risks, such transactions may not be successful in mitigating its exposure to these fluctuations and may adversely affect operating results.

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

The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine drydockings on schedule and on budget could adversely affect the Company’s financial position and its results of operations. From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could also adversely affect the Company’s financial position and its results of operations.

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

An outbreak of any contagious disease, such as H1N1 Flu, may adversely affect the Company’s business and operations. The outbreak of diseases, such as H1N1 Flu, commonly referred to as Swine Flu, has curtailed and may curtail travel to and from certain countries, or geographic regions. Restrictions on travel to and from these countries or other regions due to additional incidences for diseases, such as Swine Flu, could have a material adverse effect on the Company’s business, financial position or its results of operations.

There are risks associated with climate change and environmental regulations. Governments around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy, which may reduce demand for oil and natural gas and therefore the services provided by the Company. Such initiatives could have a material adverse effect on the Company’s financial position and its results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Offshore support vessels, tankers, inland river towboats and barges, and helicopters are the principal physical properties owned by the Company and are more fully described in “Offshore Marine Services,” “Marine Transportation Services,” “Inland River Services” and “Aviation Services” in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc., (“Seabulk”) a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels that called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels that called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $53.1 million as of December 31, 2009 and such tankers contributed operating revenues of $20.2 million during the year ended December 31, 2009.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The preliminary results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $720.0 million (£450.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit at $8.64 million (£5.4 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.0 million. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004.

The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the complaint. The District Court has yet to rule on that motion.

SEACOR Marine, LLC, a subsidiary of the Company, has two pending actions against it for alleged breaches of the California Wage Act. Bailey v. SEACOR Marine, LLC, is a class action filed on behalf of the crew members (current and terminated) who worked on the Company’s vessels while they were based in California. Schoenfeld v. SEACOR Marine, LLC, is an individual claim filed by Mr. Schoenfeld, even though he himself is a member of the class described in the Bailey case. At this early stage, no definitive estimate can be made as to the probability or magnitude of exposure in the cases. Outside legal counsel’s initial investigation suggests that there is a substantial legal question as to whether federal maritime law preempts the application of state law to the SEACOR vessels in question. If the court decides California wage laws do apply, and a class is certified, there may be financial exposure. Mediation is scheduled for the end of February 2010, and the Company intends to vigorously defend against these claims.

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position or its results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2009 were as follows:

Name	Age	Position
Charles Fabrikant	65	Chairman of the Board, President and Chief Executive Officer, and has been a director of SEACOR and several of its subsidiaries since 1989. Mr. Fabrikant is also a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller and MC Shipping Inc., a company engaged in transporting liquified petroleum gas. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Randall Blank	59	Senior Vice President of SEACOR since September 2005 and Chairman, President and Chief Executive Officer of Environmental Services since October 1997. From December 1989 to September 2005, Mr. Blank was Executive Vice President and Chief Financial Officer of SEACOR and, from October 1992 to September 2005, he was Secretary of SEACOR. In addition, Mr. Blank has been an officer and director of certain SEACOR subsidiaries since 1989.
Dick Fagerstal	49	Senior Vice President, Corporate Development and Finance of SEACOR since February 2003. Mr. Fagerstal served as Treasurer from May 2000 to November 2008. From August 1997 to February 2003, he served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain SEACOR subsidiaries since August 1997.
John Gellert	39	Senior Vice President since May 2004. Mr. Gellert’s primary responsibility since 2002 has been the operation of Offshore Marine Services. Mr. Gellert has been an employee of SEACOR since 1992. In addition, Mr. Gellert is an officer and director of certain SEACOR subsidiaries.
Alice Gran	60	Senior Vice President, Legal Affairs and Risk Management of SEACOR since November 2007. Ms. Gran was General Counsel from July 1998 to November 2007, Corporate Secretary from September 2005 to November 2007 and Senior Vice President since May 2004. Ms. Gran joined SEACOR in July 1998. Ms. Gran is a licensed attorney admitted to practice law in the District of Columbia. In addition, Ms. Gran is an officer and director of certain SEACOR subsidiaries.
Paul Robinson	42	Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.
Richard Ryan	55	Senior Vice President of SEACOR since November 2005 and, from September 2005 to November 2005, was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. From December 1996, when he joined SEACOR, until June 2002, Mr. Ryan was International Controller and, from July 2002 until becoming Chief Financial Officer, served as Managing Director of SEACOR Marine (International) Ltd. In addition, Mr. Ryan is an officer and director of certain SEACOR subsidiaries.
Matthew Cenac	44	Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005, Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2010:
First Quarter (through February 19, 2010)	$78.53	$69.88
Fiscal Year Ending December 31, 2009:
First Quarter	$71.58	$52.95
Second Quarter	$80.06	$57.60
Third Quarter	$83.31	$72.21
Fourth Quarter	$91.93	$73.50
Fiscal Year Ending December 31, 2008:
First Quarter	$97.80	$81.95
Second Quarter	$92.75	$82.82
Third Quarter	$89.74	$75.51
Fourth Quarter	$79.18	$51.60

As of February 19, 2010, there were 847 holders of record of Common Stock.

SEACOR has not paid any cash dividends in respect of its Common Stock since its inception in December 1989 and has no intention to pay any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s revolving credit facility or other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Performance Graph

Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2004 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Index, an index of oil service companies published by Simmons and Company, Inc. (the “Simmons Peer Index”).

	December 31,
	2004	2005	2006	2007	2008	2009
Company	100	128	186	174	125	143
S&P 500	100	103	117	121	75	93
Simmons Peer Index(1)	100	133	187	225	99	144

(1)	Simmons Peer Index includes the following companies: Bristow Group Inc., PHI, Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Trico Marine Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, District Offshore, ASA

Issuer Repurchases of Equity Securities and Debt

From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock and, up until their redemption in December 2009, its 2.875% Convertible Debentures. In 2009, 2008 and 2007, the Company acquired 606,576, 2,824,717 and 2,366,880 shares, respectively, of Common Stock for treasury for an aggregate purchase price of $45.9 million, $240.1 million and $213.3 million, respectively. In 2009, the Company repurchased $3.8 million, principal amount, of its 2.875% Convertible Debentures for an aggregate purchase price of $3.7 million. As of December 31, 2009, $102.2 million of the repurchase authority granted by SEACOR’s Board of Directors remained available and, on February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority for a total expenditure of up to $250.0 million.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(3)
10/01/09 – 10/31/09	—	$—	—	$145,492,189
11/01/09 – 11/30/09	—	$—	—	$145,492,189
12/01/09 – 12/31/09	572,700	$75.54	—	$102,232,558

(1)	The Company acquired 33,876 shares of Common Stock for $75.74 per share from Mr. Fabrikant as payment for payroll related tax obligations arising from his December 2009 exercise of 52,500 stock options that were due to expire in February 2010. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.

(2)	Excludes commissions of $28,755 or $0.05 per share.

(3)	Since February 1997, SEACOR’s Board of Directors has authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on February 18, 2010, SEACOR’s Board of Directors increased the authority to repurchase Common Stock.

Additionally, the Company may purchase, separate from such authorization noted above, any or all of its 5.875% Senior Notes and its 7.375% Senior Notes. Securities may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, selected historical consolidated financial data for the Company (in thousands, except per share data). Such financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in Parts II and IV, respectively, of this Annual Report on Form 10-K. Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the Financial Accounting Standards Board related to the Company’s convertible debt (see Part IV “Note 8. Long-Term Debt” of this Annual Report on Form 10-K).

	Years Ended December 31,
	2009	2008	2007	2006	2005
Operating Revenues:
Offshore Marine Services	$562,291	$708,728	$692,418	$682,577	$480,058
Marine Transportation Services(1)	92,866	114,028	116,037	145,195	72,348
Inland River Services	155,098	144,022	121,248	147,466	123,231
Aviation Services	235,667	248,627	215,039	156,014	137,555
Environmental Services	145,767	168,030	156,826	144,516	136,577
Commodity Trading and Logistics(2)	472,575	208,264	9,600	—	—
Other(3)	64,354	72,881	50,032	49,224	23,292
Eliminations and Corporate	(17,280)	(8,624)	(1,970)	(1,547)	(1,057)

	$1,711,338	$1,655,956	$1,359,230	$1,323,445	$972,004

Operating Income	$231,827	$342,689	$347,775	$360,748	$177,452

Other Income (Expenses):
Net interest expense	$(54,577)	$(40,028)	$(11,813)	$(22,895)	$(35,506)
Other income(4)	37,764	15,265	7,860	881	45,897

	$(16,813)	$(24,763)	$(3,953)	$(22,014)	$10,391

Income from Continuing Operations attributable to SEACOR Holdings Inc.	$143,810	$218,543	$236,819	$229,862	$166,084

Earnings from Continuing Operations Per Share attributable to SEACOR Holdings Inc.:
Basic	$7.21	$10.46	$10.06	$9.33	$7.69
Diluted	6.57	9.25	9.04	8.44	6.93
Statement of Cash Flows Data:
Cash provided by operating activities	$297,618	$291,624	$385,901	$366,107	$237,645
Cash provided by (used in) investing activities	(101,700)	(246,424)	(109,019)	(281,495)	167,243
Cash provided by (used in) financing activities	(6,327)	(298,460)	(247,240)	(64,230)	(131,936)
Effects of exchange rate changes on cash and cash equivalents	871	(8,603)	697	2,162	(2,919)
Capital Expenditures	180,024	428,478	537,608	381,710	250,459
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$857,807	$655,803	$1,001,721	$925,725	$674,409
Total assets	3,723,619	3,459,654	3,566,445	3,251,117	2,883,616
Long-term debt and capital lease obligations	755,328	903,374	904,595	920,754	930,753
Total SEACOR Holdings Inc. stockholders’ equity	1,957,262	1,630,150	1,641,940	1,582,028	1,390,787

(1)	Marine Transportation Services commenced operations in July 2005 with the Company’s acquisition of Seabulk International, Inc.

(2)	Commodity Trading and Logistics commenced operations in March 2007.

(3)	Other includes the operations of Harbor and Offshore Towing Services, which commenced operations in July 2005 with the Company’s acquisition of Seabulk International, Inc.

(4)	Other income principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions. Other income in 2005 included gains and losses from marketable security and foreign currency transactions as part of the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2009, and its financial condition as of December 31, 2009. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SEACOR and its subsidiaries are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, industrial aviation and marine transportation industries. The Company conducts its activities in six primary business segments:

Offshore Marine Services operates a diversified fleet of offshore support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide.

Marine Transportation Services operates a fleet of U.S.-flag product tankers carrying petroleum, crude oil and chemical products in the U.S. coastwise trade.

Inland River Services is primarily engaged in dry and liquid cargo transportation on the U.S. Inland River Waterways and the Gulf Intracoastal Waterways for a range of agricultural and industrial products.

Aviation Services operates and leases helicopters that provide transportation services supporting offshore oil and gas activities primarily in the United States, air medical services to hospitals in the United States and industrial aviation services in South America, Europe, India and Asia.

Environmental Services is primarily engaged in the provision of emergency preparedness and response services to oil, chemical, industrial and marine transportation clients in the United States and abroad.

Commodity Trading and Logistics is an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities.

Other primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities.

The Company’s business segments, with the exception of Environmental Services and Commodity Trading and Logistics, are “asset related” and highly capital-intensive. Demand for the Company’s assets is cyclical in varying degrees due to fluctuations in the activity levels in the industries serviced by those assets, as well as availability of supply.

To manage capital successfully over time, the Company continually assesses its asset portfolio and pursues opportunities to realize value from its assets by shifting their operation to other markets or trading them when circumstances warrant. The Company actively leases out and leases in, and buys and sells equipment in the ordinary course of its business. It also designs, orders, builds, upgrades, operates or re-sells newly constructed equipment. The Company typically pursues a strategy of shedding older assets while adjusting its asset mix. The Company also leases assets to other operators and sells assets to financial lessors and leases them back for varying periods of time. The Company believes that maintaining significant liquidity is an important factor that will enable it to take advantage of opportunities as they arise.

In recent years, the Company has sought to create balance in its businesses and broaden its asset base by investing in barges, ships and tugs, and by looking for opportunities to engage in logistics support for movement of agricultural and energy commodities.

The Company is exploring opportunities to extend its aviation activities through investments in sales, marketing and distribution of aircraft and specialized parts and services, maintenance and repair facilities and fixed base operations. In addition, the Company is also looking to expand into the Chinese and Indian markets.

The Company believes that demand for its barges, tankers and tugs is, in part, linked to different factors than those that drive demand for offshore oil and gas exploration and development. In addition, for barges and tankers, contracts can sometimes be secured with longer terms than those typically available for offshore marine and helicopter services. The expectation is that over time this strategy of diversification will provide better returns on capital than could be achieved by restricting investment to one specific, highly cyclical, asset class such as marine vessels supporting offshore oil and gas activity. The Company believes this strategy will afford more opportunities to use capital efficiently, create greater stability of earnings and allow improved margins due to operational synergies that in turn, should yield a lower cost of capital, more sustainable cash flows and increased profitability.

Consolidated Results of Operations

Consolidated financial data for segment and geographic areas is reported in Part IV “Note 15. Major Customers and Segment Data” of this Annual Report on Form 10-K.

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

The precipitous drop in oil and gas prices during the second half of 2008 reduced offshore activity to some degree and this continued during 2009. The Company responded to these market conditions by cold-stacking a number of vessels previously operating in the U.S. Gulf of Mexico. As of December 31, 2009, the Company had 19 vessels cold-stacked. The term ‘cold-stacked’ means unmanned and not working. The Company continues to monitor market conditions and will cold-stack additional vessels, or place vessels back into service, as it deems appropriate. The domestic order book is smaller than the international order book, but there continues to be over capacity in the U.S. market. In addition, deliveries of newly built vessels into the international market, in conjunction with reduced demand, has created a situation of oversupply in the North Sea, Asia, Middle East and West Africa regions. This situation is likely to worsen during 2010 as more newly built vessels are delivered, even if some orders are cancelled or vessel deliveries are delayed.

Reduced activity, combined with tighter capital and credit markets, has created uncertainty over new construction of offshore equipment. The order book for new equipment remains large but there are uncertainties as to if and when these assets will be delivered. Many of these assets were ordered without firm contractual commitments for employment and should these assets be delivered and placed into service there could be an adverse impact on market conditions.

Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2007, the average age of the fleet, excluding standby safety vessels, has been reduced from 12.8 years to 10.6 years. Offshore Marine Services enters 2010 with a limited order book for new equipment and believes its diverse fleet and broad geographical distribution of vessels will assist in weathering the effects of the industry downturn. The Company’s strong financial position should enable Offshore Marine Services to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions. As of December 31, 2009, Offshore Marine Services had three Fast Support vessels under construction in the U.S. Gulf of Mexico.

The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of Offshore Marine Services’ operating results and cash flows. Unless a vessel is cold-stacked (removed from operational service), there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization.

The aggregate cost of Offshore Marine Services’ operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services’ costs and expenses include daily running costs and fixed costs. Daily running costs are primarily comprised of wages paid to marine personnel, maintenance and repairs and insurance, which vary depending on equipment type, location and activity. The most significant components of maintenance and repair expenses are drydock and main engine overhaul costs, which are expensed as incurred. Vessel drydockings are regularly performed in accordance with applicable regulations and main engine overhauls are performed in accordance with a planned maintenance program. If a disproportionately large number of drydockings or overhauls are undertaken in a particular fiscal year or calendar quarter, operating expenses may vary significantly when compared with the prior year or quarter. Inflationary pressure on all operating costs, which had been significant for a number of years, continued moderate during 2009.

Results of Operations

	2009		2008		2007		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’09/’08	’08/’07
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	207,455	37	336,639	48	335,624	48
Africa, primarily West Africa	109,428	19	123,088	17	159,426	23
United Kingdom, primarily North Sea	66,956	12	74,169	10	73,190	11
Middle East	78,205	14	82,621	12	51,382	8
Asia	32,003	6	34,417	5	29,463	4
Mexico, Central and South America	68,244	12	57,794	8	43,333	6

	562,291	100	708,728	100	692,418	100	(21)	2

Costs and Expenses:
Operating	309,635	55	390,102	55	374,474	54
Administrative and general	47,031	8	58,422	8	51,908	7
Depreciation and amortization	54,869	10	55,634	8	60,523	9

	411,535	73	504,158	71	486,905	70

Gains on Asset Dispositions and Impairments, net	22,490	4	69,206	10	82,534	12

Operating Income	173,246	31	273,776	39	288,047	42	(37)	(5)

Other Income (Expense):
Derivative losses, net	(175)	—	—	—	—	—
Foreign currency gains (losses), net	2,451	—	(422)	—	(760)	—
Other, net	182	—	(12)	—	10	—
Equity in Earnings of 50% or Less Owned Companies	9,867	2	11,068	2	14,221	2

Segment Profit	185,571	33	284,410	41	301,518	44	(35)	(6)

Operating Revenues—2009 compared with 2008. Overall operating revenues decreased by $146.4 million in 2009 compared with 2008. Time charter revenues decreased by $155.2 million and other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, increased by $8.8 million.

The number of days available for charter in 2009 was 55,516 compared with 63,227 in 2008, a 7,711 or 12% reduction due to net fleet dispositions. Overall fleet utilization was 73% in 2009 compared with 83% in 2008. Net fleet dispositions, the impact of vessels mobilizing between geographic regions, changes in utilization and other changes in fleet mix combined to reduce time charter revenues by $113.8 million.

Overall average day rates were $12,223 per day in 2009 compared with $12,396 in 2008, a decrease of $173 per day or 1%. In overall terms, there was a decrease in base average day rates which reduced time charter revenues by $29.6 million. In addition, the impact of unfavorable changes in currency exchange rates, primarily between the U.S. Dollar and the pound sterling, reduced time charter revenues by $11.8 million.

In the U.S. Gulf of Mexico, time charter revenues were $129.0 million lower in 2009 compared with 2008 primarily due to a reduction in rig moving activity and a 23% reduction in utilization attributable mainly to the cold-stacking of additional vessels during 2009.

Time charter revenues were lower in West Africa and the Middle East due to net fleet dispositions, and were lower in the North Sea due to unfavorable currency exchange rate movements between the U.S. dollar and the pound sterling. Time charter revenues increased in Asia primarily due to mobilizing vessels from other geographic regions, and in Mexico, Central and South America due to improved utilization and day rates.

Operating Income—2009 compared with 2008. Operating income in 2009 included $22.5 million of gains on asset dispositions compared with $69.2 million of gains in 2008. Excluding the impact of these gains, operating income decreased by $53.8 million. The decrease in operating revenues noted above was partially offset by an $80.5 million decrease in operating expenses primarily due to net fleet dispositions, a reduction in the number of scheduled drydockings and cold-stacking of additional vessels in the U.S. Gulf of Mexico. Administrative and general expenses were $11.4 million lower in 2009 compared with 2008 primarily due to the impact of restructuring the international group in late 2008.

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

Operating Income—2008 compared with 2007. Operating income in 2008 included $69.2 million of gains on asset dispositions compared with $82.5 million of gains in 2007. Excluding the impact of these gains, operating income decreased by $0.9 million. The improvements in operating revenues noted above were offset by higher operating expenses, primarily due to higher crew wage expense, higher regulatory dry dock expense and an increase in third party charter-in expense as a result of increased third party vessel brokerage activity. Administrative and general expenses were $6.5 million higher in 2008 primarily due to higher provisions for doubtful accounts, costs incurred for international staff severance and expenses related to hurricane disruptions in the U.S. Gulf of Mexico. Depreciation expense was $4.9 million lower in 2008 due to net fleet dispositions.

Equity in Earnings of 50% or Less Owned Companies. Results in 2008 included a gain on the sale of a vessel in a Norwegian joint venture and results in 2007 included gains on the sale of its interests in joint ventures in Egypt and South America.

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

	2009	2008	2007	Q4 2009	Q4 2008
Rates Per Day Worked:
Anchor handling towing supply	$37,904	$40,691	$32,782	$34,293	$43,558
Crew	7,366	6,934	6,584	6,881	7,228
Mini-supply	6,422	6,714	6,460	7,452	6,152
Standby safety	8,457	9,697	10,049	8,733	8,376
Supply	15,271	16,647	13,571	14,748	17,020
Towing supply	12,002	10,804	11,308	12,300	11,387
Specialty	13,185	11,801	11,046	9,861	11,480
Overall Average Rates Per Day Worked	12,223	12,396	11,519	12,093	12,402
Utilization:
Anchor handling towing supply	63%	80%	89%	58%	83%
Crew	67%	81%	76%	59%	90%
Mini-supply	60%	72%	64%	48%	80%
Standby safety	90%	90%	91%	91%	91%
Supply	77%	88%	89%	80%	84%
Towing supply	90%	89%	84%	87%	87%
Specialty	87%	92%	85%	75%	95%
Overall Fleet Utilization	73%	83%	81%	68%	88%
Available Days:
Anchor handling towing supply	6,474	6,252	6,744	1,748	1,540
Crew	23,391	25,774	27,776	5,499	6,383
Mini-supply	4,755	7,027	7,810	1,012	1,663
Standby Safety	8,760	8,449	7,933	2,208	2,147
Supply	7,202	8,049	8,322	1,748	1,885
Towing supply	3,346	4,795	8,564	828	1,091
Specialty	1,588	2,881	3,823	368	497

Overall Fleet Available Days	55,516	63,227	70,972	13,411	15,206

Marine Transportation Services

Demand for the Company’s tankers is dependent on several factors, including petroleum production and refining activity levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals and competition from foreign imports of oil products. During 2007 and 2006, orders placed for the construction of new double-hulled vessels qualified for operation in the U.S. coastwise trade created uncertainty as to whether the market would be able to absorb such additional capacity. In response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet’s future earnings,

Marine Transportation Services entered into a firm nine year arrangement to bareboat charter-out four vessels with staggered delivery dates. The first vessel began its charter in March 2007, the second in September 2008, the third in January 2010 and the fourth is due to commence its charter in the third quarter of 2010.

As of December 31, 2009, the Company believes third parties had contracted to build approximately 20 U.S.-flag tank vessels that could compete with Marine Transportation Services’ equipment. Fifteen vessels are scheduled to be delivered in 2010, three vessels in 2011, and the remaining two in 2012 or 2013. It is anticipated that retirements of U.S.-flag tank vessels under OPA 90 regulations will be one in 2010, four in 2011 and another twelve between 2012 and January 1, 2015.

The following table presents, for the years indicated, the percentage of revenues Marine Transportation Services earned from its charter arrangements.

	2009	2008	2007
Time charters	47%	74%	72%
Bareboat charters	19%	10%	6%
Contracts of affreightment and voyage contracts	34%	16%	22%

	100%	100%	100%

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

The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargos in the domestic coastwise trade. Given the overriding effects of the global economic slowdown, demand for the vessel’s specialized services was soft during 2009. The Company believes the chemical industry is undergoing a cyclical market down-turn that will gradually recover; however, the Seabulk America requires a regulatory dry-docking during the third quarter of 2010, a requirement for continued operation. A decision as to whether or not this expenditure should be incurred will be made against the then prevailing market conditions. A decision to cease vessel operations and lay-up the Seabulk America amid continued weak market conditions could potentially result in a significant impairment charge. The carrying value of the Seabulk America was $26.5 million as of December 31, 2009, with contributed operating revenues of $12.4 million during the year ended December 31, 2009.

Results of Operations

	2009		2008		2007		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’09/’08	’08/’07
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	92,866	100	111,497	98	116,037	100
Foreign	—	—	2,531	2	—	—

	92,866	100	114,028	100	116,037	100	(19)	(2)

Costs and Expenses:
Operating	50,568	54	72,246	63	90,702	78
Administrative and general	4,122	4	6,302	6	5,309	5
Depreciation and amortization	32,006	35	32,013	28	38,248	33

	86,696	93	110,561	97	134,259	116

Gains on Asset Dispositions and Impairments, net	—	—	3,629	3	—	—

Operating Income (Loss)	6,170	7	7,096	6	(18,222)	(16)	(13)	139

Other Income (Expense):
Foreign currency gains (losses), net	(1)	—	55	—	43	—

Segment Profit (Loss)	6,169	7	7,151	6	(18,179)	(16)	(14)	139

Operating Revenues—2009 compared with 2008. Operating revenues were $21.2 million lower in 2009 compared with 2008, primarily due to changes in the contract status of three vessels: one from time charter to long-term bareboat charter commencing in September 2008; a second from spot market to time charter commencing in April 2009; and a third from spot market to time charter commencing in August 2009. The third vessel was also off-hire for 28 days in 2009 while undergoing regulatory drydocking and repairs. Operating revenues for two other vessels decreased due to lower utilization, one of which was temporarily laid-up between August 2009 and the end of the year. Operating revenues were higher for two vessels that underwent regulatory drydockings in 2008.

Operating Income (Loss)—2009 compared with 2008. Operating income was $0.9 million lower in 2009 compared with 2008. Operating income in 2008 included gains of $3.6 million on the sale of the Seabulk Magnachem and Seabulk Power. Excluding the impact of these gains, operating income was $2.7 million higher in 2009 compared with 2008. The reductions in operating revenues noted above were offset by reductions in operating expenses for three vessels in line with the changes in contract status noted above. Operating income was higher for the two vessels that were drydocked in 2008 and lower for the vessel that was drydocked in 2009.

Operating Revenues—2008 compared with 2007. Operating revenues decreased by $2.0 million in 2008 compared with 2007. Operating revenues were lower due to the sale and subsequent scrapping of the Seabulk Power in January 2008 and the Seabulk Magnachem in March 2008, out-of-service time for two vessels while undergoing regulatory dockings in 2008, and the change in contract status of the Mississippi Voyager (formerly—Seabulk Mariner) and California Voyager (formerly—Brenton Reef) from time charter to long-term bareboat charter in March 2007 and September 2008, respectively. Operating revenues were higher for two vessels that incurred significant out-of-service time in 2007 while undergoing retrofits to double-hull configuration, and for another that operated at a higher average day rate in 2008.

Operating Income (Loss)—2008 compared with 2007. Operating income increased by $25.3 million in 2008 compared with 2007 primarily due to lower costs and expenses. Operating expenses were lower primarily due to the sale and subsequent scrapping of the Seabulk Power and Seabulk Magnachem, lower drydocking expenses and the change in contract status of the Mississippi Voyager (formerly—Seabulk Mariner) and California Voyager (formerly—Brenton Reef) from time charter to long-term bareboat charters. In addition, depreciation charges were lower due to the sale of the Seabulk Power and the extension of the retrofitted tankers useful lives. Operating income in 2008 included $3.6 million in gains on asset dispositions.

Inland River Services

For the inland river industry, 2009 can best be summed up as a year that started and finished strongly but struggled in the middle. It was a year which, at its worst, saw 20 – 25% of the available barge fleet idled with spot freight rates falling to below breakeven levels.

Historically, activity levels for grain exports and non-grain imports are the key drivers in determining freight rates. When these activity levels are low, the barge industry must deal with an oversupply of equipment, inevitably leading to pressure on rates. During 2009, although grain export activity was positively impacted by an unprecedented demand for soybeans, principally destined for China, the market was dominated by weaker corn exports and a significant reduction in the level of coal exports compared with 2008. Imports were seriously impacted by the ongoing economic recession in the United States with reduced demand for construction related materials and other industrial cargos. The combination of these factors contributed to an oversupply of equipment and a market in which freight rates struggled to maintain reasonable values for much of the year. Barge operators responded to these difficult market conditions by idling equipment in an effort to support the rate structure.

Weather issues also plagued the industry during 2009. An unusually wet spring caused navigation problems that hindered barge operations and delayed the planting of crops. Then, in September, the rains returned as farmers were preparing to harvest. Despite the late rains and thousands of lost acres, the latest production estimates for the 2009/2010 season according to the U.S. Department of Agriculture, point to a record corn crop and one of the best soybean crops on record. As a result, harvest activity was compressed during the fourth quarter and the requirement to move a large crop in a shorter period brought previously idled equipment back into service as demand improved and freight rates moved higher.

At the end of 2009, the average age of the Inland River Services’ dry cargo barge fleet was six years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 30% of the dry cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services expects the relatively young age of its dry cargo barge fleet to enhance its availability and reliability, reduce downtime for repairs and limit replacement capital expenditures required to maintain its fleet size and revenue generating capacity.

The following table presents, for the years indicated, the percentage of revenues Inland River Services earned from its various operations.

	2009	2008	2007
Dry cargo barge pool participation(1)	55%	59%	62%
Liquid unit tow operations	19%	15%	9%
Charter-out of dry cargo barges	6%	7%	12%
10,000 barrel liquid tank barge operations	5%	7%	8%
Inland river towboat operations and other activities	15%	12%	9%

	100%	100%	100%

(1)	Inland River Services’ manages the dry cargo barge pools in which it participates.

The following table presents, for the years indicated, Inland River Services’ interest in the tons hauled, percentage of tons moved and percentage of operating revenues derived from the movement of cargo and earned from its participation in dry cargo barge pools.

	2009			2008			2007
(in thousands)	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues	Tons	Percent of Tons	Percent of Revenues
Grain	2,645	71%	63%	1,977	56%	53%	1,742	57%	57%
Non-Grain	1,089	29%	37%	1,524	44%	47%	1,315	43%	43%

	3,734	100%	100%	3,501	100%	100%	3,057	100%	100%

Dry cargo barge expenses are typically differentiated between those directly related to voyages including towing, switching, fleeting and cleaning costs and non-voyage related expenses including repair costs, insurance and depreciation. For barges chartered-out, expense is limited to depreciation.

Results of Operations

	2009		2008		2007		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’09/’08	’08/’07
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	154,991	100	144,022	100	121,248	100
Foreign	107	—	—	—	—	—

	155,098	100	144,022	100	121,248	100	8	19

Costs and Expenses:
Operating	89,444	58	82,419	57	57,458	47
Administrative and general	8,764	6	7,887	5	6,807	6
Depreciation and amortization	19,357	12	16,582	12	16,307	13

	117,565	76	106,888	74	80,572	66

Gains on Asset Dispositions	4,706	3	10,394	7	30,562	25

Operating Income	42,239	27	47,528	33	71,238	59	(11)	(33)

Other Income (Expense):
Other, net	—	—	16	—	108	—
Equity in Earnings of 50% or Less Owned Companies	3,882	3	388	—	7,650	6

Segment Profit	46,121	30	47,932	33	78,996	65	(4)	(39)

Operating Revenues—2009 compared with 2008. Operating revenues were $11.1 million higher in 2009 compared with 2008. Operating revenues were higher in the liquid unit tow operation, primarily due to additional equipment added throughout 2008 and 2009, and higher for terminal operations due to a full year of activity at the Sauget, Illinois terminal, which opened in May 2008. Operating revenues for the pooled hopper barge fleet were lower in 2009, primarily due to reductions in grain exports, reduced demand for imported construction related materials and decreased movements of other industrial cargos due to the economic recession in the United States.

Operating Income—2009 compared with 2008. Operating income in 2009 included $4.7 million in gains on asset dispositions compared with gains of $10.4 million in 2008. Excluding the impact of these gains, operating income increased by $0.4 million. Operating income in the liquid unit tow operation and the Sauget terminal operations were higher in line with the improvements in operating revenues noted above. For the pooled hopper barge fleet, operating income was lower due to the reductions in operating revenues noted above combined with higher operating expenses, primarily towing, fleeting and switching costs.

Operating Revenues—2008 compared with 2007. Operating revenues increased in 2008, primarily due to the impact of new equipment placed into service in the liquid unit tow operation. Operating revenues were also favorably impacted by increased activity on the lower Mississippi River and higher rates. In addition, operating revenues were higher following the return of 68 dry cargo barges to the pooled operating fleet that were previously on a long term charter to a third party. The commencement of terminal operations in Sauget, Illinois also contributed to revenue growth.

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

Equity in Earnings of 50% or Less Owned Companies. Equity in earnings in 2009 consist primarily of results from Inland River Services’ joint venture that owns a fleet of inland river transportation assets and enters into strategic positions in marketable securities and commodity futures. Equity in earnings include losses from trading activities and the recognition of an impairment charge on prime brokerage exposure in 2008 and include gains on marketable securities and commodity futures in 2007. As of December 31, 2009 and 2008, this joint venture had no marketable security or commodity future positions.

Aviation Services

A significant portion of Aviation Services’ operations involves transportation services provided to offshore oil and gas customers and leasing aircraft to third parties. As with the Company’s Offshore Marine Services segment, the offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas which tend to fluctuate depending on many factors, including global economic activity and levels of inventory. Alaska and the U.S. Gulf of Mexico represent Aviation Services’ major oil and gas markets. Demand for leased aircraft is influenced by the overall demand for aircraft and the availability of financing to potential customers. The recent difficulties in the credit market have increased demand for Aviation Services’ leased assets.

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

In recent years, Aviation Services’ oil company customers have been seeking modern aircraft that offer enhanced safety features and greater performance. Some customers have also been moving from small single engine aircraft to small twin engine aircraft due to the additional safety afforded from two engines when flying extended range missions in deepwater areas.

Aviation Services, through one of its joint ventures, offer training services to third parties using a mix of classrooms, flight training devices and aircraft. The demand for these services has increased in line with customers efforts to improve safety.

Maintenance and repair expenses, depreciation, employee compensation, insurance costs and fuel expenses represent a significant portion of Aviation Services’ overall operating costs. All maintenance and repair costs, including aircraft refurbishments and engine and major component overhauls, are expensed as incurred. Should a disproportionate number of refurbishments or overhauls be undertaken in a particular fiscal year or calendar quarter, comparative operating expenses may vary considerably.

Certain third party vendors maintain the engines and some components on some of Aviation Services’ helicopters under programs that require it to pay ratably for the service based on actual flight hours flown. The costs are normally billed on a monthly basis and expensed as incurred. In the event that Aviation Services places an aircraft in a program after a maintenance period has begun it may be necessary to pay an initial buy-in charge based on hours flown to date with such charge being amortized over the contract period. If a helicopter is sold before the scheduled maintenance work is carried out, Aviation Services may be able to recover part of the expenditure incurred up to that point. The impact of entry into and exit from these programs can have a significant impact on Aviation Services’ repair and maintenance costs.

In measuring and evaluating Aviation Services’ performance, management considers flight hours flown. Hours flown were 65,755, 74,203 and 74,766 for the years ended December 31, 2009, 2008 and 2007, respectively, and include hours flown for oil and gas support services, air medical services, flightseeing activities and certain leasing activities. These hours are not necessarily indicative of management’s expectations for future flight hours for the Aviation Services’ fleet.

Results of Operations

	2009		2008		2007		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’09/’08	’08/’07
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	201,344	85	223,193	90	199,891	93
Foreign	34,323	15	25,434	10	15,148	7

	235,667	100	248,627	100	215,039	100	(5)	16

Costs and Expenses:
Operating	147,955	63	181,490	73	157,240	73
Administrative and general	21,396	9	20,130	8	18,865	9
Depreciation and amortization	37,358	16	36,411	15	27,561	13

	206,709	88	238,031	96	203,666	95

Gains on Asset Dispositions and Impairments, net	316	—	4,883	2	8,032	4

Operating Income	29,274	12	15,479	6	19,405	9	89	(20)

Other Income (Expense):
Derivative gains (losses), net	266	—	274	—	(2,695)	(1)
Foreign currency gains, net	1,439	1	271	—	44	—
Other, net	—	—	38	—	613	—
Equity in Losses of 50% or Less Owned Companies	(487)	—	(461)	—	(8)	—

Segment Profit	30,492	13	15,601	6	17,359	8	95	(10)

Operating Revenues—2009 compared with 2008. Operating revenues decreased by $13.0 million in 2009 compared with 2008. Operating revenues were $13.3 million lower in the U.S. Gulf of Mexico primarily due to a slowdown in offshore oil and gas activity and a reduction in hurricane related activity compared with 2008. Operating revenues in Alaska decreased by $5.2 million, primarily due to lower fuel prices charged by the FBO, a reduction in activity at the FBO and fewer aircraft assigned to flightseeing operations, partially offset by additional contract revenues generated from oil and gas support activities. Operating revenues from air medical services decreased by $3.0 million, primarily due to contract terminations. Operating revenues from leasing activities increased by $8.5 million: as of December 31, 2009, excluding joint ventures, 35 aircraft were dedicated to the leasing market, primarily in international regions, compared with 24 as of December 31, 2008.

Operating Income—2009 compared with 2008. Operating income in 2009 included nominal gains on asset dispositions compared with gains of $4.9 million in 2008. Excluding the impact of these gains, operating income increased by $18.4 million primarily due to an $8.1 million improvement in operating income from flight operations. The decreases in operating revenues noted above were offset by reductions in operating expenses, including a reduction in fuel cost on non-rebillable flight hours and lower wages as a result of a reduction in workforce. Operating income from leasing activities was $5.9 million higher in 2009. In addition, operating income was $4.4 million higher due to the receipt of insurance proceeds related to hurricane damage incurred in 2008.

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

Derivative Gains (Losses), net. Aviation Services has foreign currency forward contracts designated as a fair value hedges for the purchase of capital equipment. The reported gains and losses represent the ineffective portion of these hedges.

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

During the year ended December 31, 2009, Environmental Services continued to build on its environmental and consulting base through acquisitions. On December 1, 2009, the Company acquired PIER Systems Inc., a provider of crisis communication consulting services and software in the United States and abroad.

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

Results of Operations

	2009		2008		2007		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’09/’08	’08/’07
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	125,111	86	134,574	80	118,374	75
Foreign	20,656	14	33,456	20	38,452	25

	145,767	100	168,030	100	156,826	100	(13)	7

Costs and Expenses:
Operating Expenses	103,761	71	117,326	70	111,297	71
Administrative and general	25,452	18	27,527	16	23,310	15
Depreciation and amortization	7,150	5	7,053	4	4,853	3

	136,363	94	151,906	90	139,460	89

Gains (Losses) on Asset Dispositions	(197)	—	124	—	175	—

Operating Income	9,207	6	16,248	10	17,541	11	(43)	(7)

Other Income (Expense):
Foreign currency gains (losses), net	9	—	(318)	—	(61)	—
Other, net	—	—	—	—	(1)	—
Equity in Earnings of 50% or Less Owned Companies	225	—	616	—	237	—

Segment Profit	9,441	6	16,546	10	17,716	11	(43)	(7)

Operating Revenues—2009 compared with 2008. Operating revenues decreased by $22.3 million in 2009 compared with 2008 primarily due to lower project management, emergency response and professional services revenues, partially offset by higher retainer services revenues. The decrease in project management services revenues was primarily due to higher activity levels in 2008 for pipeline repair projects in Eastern Europe and the Caucasus, and industrial services projects, primarily on the U.S. West coast. The decrease in emergency response revenues was primarily due to higher debris monitoring activity in 2008 relating to Hurricane Gustav. Operating revenues from consulting services were lower in 2009 primarily due to a decrease in platform recovery, planning and public assistance recovery services. The increase in retainer services revenues was primarily due to more vessel activity and higher fees from shipowners. Emergency response revenues accounted for 28% and 26% of Environmental Services’ operating revenues in 2009 and 2008, respectively.

Operating Income—2009 compared with 2008. Operating income decreased by $7.0 million in 2009 compared with 2008. Operating expenses decreased in line with lower activity levels noted above. Administrative and general expenses decreased primarily due to lower compensation costs.

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

Operating Income—2008 compared with 2007. Operating income decreased by $1.3 million in 2008 compared with 2007. Operating expenses increased consistent with higher activity levels. Administrative and general expenses increased primarily due to increased overhead costs associated with acquisitions completed in late 2007. Depreciation and amortization expenses increased primarily due to higher amortization expense for intangible assets related to the 2007 acquisitions.

Commodity Trading and Logistics

The profitability of Commodity Trading and Logistics is affected by the availability and market prices of agricultural and energy commodities and the availability and costs of transportation and logistics services, including truck, barge, rail and ocean freight.

Commodity Trading and Logistics expects that population growth, rising standards of living and rising global demand for renewable fuels will continue to increase global demand for agricultural and energy commodities. However, from time to time, imbalances may exist between capacity and demand for rice, sugar and energy-related products in certain markets, which impacts whether, when and where to purchase, store, transport or sell these commodities and whether to change the location of Commodity Trading and Logistics inventories.

Results of Operations

	2009		2008		2007		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’09/’08	’08/’07
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	372,349	79	85,304	41	9,600	100
Foreign	100,226	21	122,960	59	—	—

	472,575	100	208,264	100	9,600	100	127	2069

Costs and Expenses:
Operating	460,713	97	189,905	91	9,731	101
Administrative and general	12,644	3	8,960	4	855	9
Depreciation and amortization	29	—	—	—	—	—

	473,386	100	198,865	95	10,586	110

Operating Income (Loss)	(811)	—	9,399	5	(986)	(10)	(109)	1053

Other Income (Expense):
Derivative gains (losses), net	4,028	1	(429)	(1)	736	8
Foreign currency gains, net	498	—	70	—	—	—
Other, net	25	—	8	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(95)	—	173	—	—	—

Segment Profit (Loss)	3,645	1	9,221	4	(250)	(2)	(60)	3788

Segment Profit (Loss)—2009 compared with 2008. Operating results declined in 2009 compared with 2008 primarily due to the decline in gross margin on rice sales, partially offset by improved results from ethanol sales and derivative activities. General and administrative expenses were higher in 2009 primarily due to higher provisions for doubtful accounts.

Segment Profit (Loss)—2008 compared with 2007. Operating results improved in 2008 compared with 2007 due to the commencement of rice trading activities and a full year of ethanol trading activity and the expansion into freight and logistics management. During 2008, Commodity Trading and Logistics made an equity investment in a sugar trading business that generated equity in earnings of $0.2 million.

Other Segment Profit (Loss)

				Percent Change
	2009	2008	2007	’09/’08	’08/’07
	$ ’000	$ ’000	$ ’000%		%
Harbor and Offshore Towing Services	7,091	9,572	2,970	(26)	222
Other, net	(1,458)	957	781	(252)	23
Equity in Earnings (Losses) of 50% or Less Owned Companies	(811)	285	(35)	(385)	914

	4,822	10,814	3,716	(55)	191

Harbor and Offshore Towing Services. Segment profit decreased in 2009 compared with 2008 primarily due to the conclusion of several long-term outside harbor contracts and lower harbor tug activity as a result of reductions in shipping activities in the ports in which Harbor and Offshore Towing Services operates. Segment profit increased in 2008 compared with 2007 primarily due to tariff increases and the commencement of terminal operations in St. Eustatius. These increases were partially offset by higher fuel costs and the cost of providing third-party equipment to support the start-up of the St. Eustatius terminal operation.

Other, net. Segment loss in 2009 resulted primarily from reductions in lending and leasing activities and increased expenditures for business development.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Losses in 2009 were primarily due to an impairment charge taken on one of the Company’s joint ventures.

Corporate and Eliminations

				Percent Change
	2009	2008	2007	’09/’08	’08/’07
	$ ’000	$ ’000	$ ’000%		%
Corporate Expenses	(33,355)	(37,217)	(33,250)	10	(12)
Eliminations	306	(279)	21	210	(1429)

Operating Loss	(33,049)	(37,496)	(33,229)	12	(13)

Other Income (Expense):
Derivative gains (losses), net	6,842	(13,448)	13,027	151	(203)
Foreign currency gains (losses), net	3,555	(7,344)	1,079	148	(781)
Other, net	91	266	(859)	(66)	131

Corporate Expenses. Corporate expenses in 2008 included higher wage and benefit costs and higher severance and relocation expenses.

Foreign currency gains (losses), net. Foreign currency gains, net in 2009 were primarily due to a weakening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable. Foreign currency losses, net in 2008 were primarily due to a strengthening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable.

Derivative gains (losses), net. Derivative gains, net in 2009 were primarily due to gains on forward currency exchange option and future contracts and equity options. Derivative losses, net in 2008 were primarily due to losses on U.S. treasury notes and bond future and option contracts and forward currency exchange, option and future contracts partially offset by gains on equity options. Derivative gains, net in 2007 were primarily due to net gains on forward currency exchange contracts, options and futures contracts.

Other Income (Expense) not included in Segment Profit (Loss)

				Percent Change
	2009	2008	2007	’09’08	’08/’07
	$ ’000	$ ’000	$’000%		%
Interest income	4,466	19,788	45,173	(77)	(56)
Interest expense	(59,043)	(59,816)	(56,789)	(1)	5
Debt extinguishment gains (losses), net	(5,587)	6,265	197	(189)	3080
Marketable security gains (losses), net	24,059	30,105	(3,391)	(20)	988

	(36,105)	(3,658)	(14,810)	(887)	75

Interest income. Interest income decreased in 2009 and 2008 compared with previous years primarily due to lower invested cash balances and lower interest rates.

Interest expense. Interest expense was consistent in 2009 and 2008 as lower interest expense resulting from payments on the Company’s outstanding debt was offset by lower capitalized interest. Interest expense increased in 2008 compared with 2007 primarily due to lower capitalized interest partially offset by lower overall interest rates.

Debt extinguishment gains, net. During 2009, the Company purchased or redeemed outstanding debt that resulted in net losses on debt extinguishments of $5.6 million. The net losses resulted primarily from the settlement of the Company’s 2.875% Convertible Debentures, partially offset by gains on the purchase and redemption of the 9.5% Senior Notes. During 2008, the Company settled outstanding debt securities that resulted in net gains on debt extinguishments of $6.3 million, primarily from open market purchases at average prices below their principal amount and the recognition of unamortized premiums.

Marketable security gains (losses), net. In 2009, marketable security gains, net were primarily due to gains on long marketable security positions, partially offset by losses on short sales of marketable securities. In 2008, marketable security gains, net were primarily due to gains on short sales of marketable securities, partially offset by losses on the Company’s long marketable security positions. In 2007, marketable security losses, net were primarily due to short sale activities.

Income Taxes

The Company’s effective income tax rate in 2009, 2008 and 2007 was 38.4%, 34.8% and 37.2%, respectively.

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

Summary of Cash Flows

	2009	2008	2007
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities	297,618	291,624	385,901
Investing Activities	(101,700)	(246,424)	(109,019)
Financing Activities	(6,327)	(298,460)	(247,240)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	871	(8,603)	697

Net Increase (Decrease) in Cash and Cash Equivalents	190,462	(261,863)	30,339

Operating Activities

Cash flows provided by operating activities increased by $6.0 million in 2009 compared with 2008 primarily due to net proceeds received on marketable security and derivative transactions and higher deferrals of income tax obligations, partially offset by increases in working capital. Cash flows provided by operating activities decreased by $94.3 million in 2008 compared with 2007 primarily due to lower deferrals of income tax obligations and net purchases of marketable securities, partially offset by improved operating results before depreciation and gains on asset dispositions in the Company’s business segments and declines in working capital.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities and transferred securities of $72.9 million with net unrealized holding losses of $4.6 million from their previous available-for-sale designation. Cash flows from trading securities are reported within operating activities. Prior to this transfer, cash flows relating to available-for-sale securities were reported within investing activities. During 2009, cash used to purchase marketable security long positions was $31.3 million and cash used to cover marketable security short positions was $4.2 million. During 2009, cash received from the sale of marketable security long positions was $45.0 million and cash received upon entering into marketable security short positions was $16.6 million. During the three months ended December 31, 2008, cash used to purchase marketable security long positions was $23.2 million and cash used to cover marketable security short positions was $37.1 million. During the three months ended December 31, 2008, cash received from the sale of marketable security long positions was $20.5 million and cash received upon entering into marketable security short positions was $3.7 million.

Investing Activities

During 2009, capital expenditures were $180.0 million. Equipment deliveries included three offshore support vessels, three inland river towboats, eight helicopters and three liquid ocean tank barges. During 2008, capital expenditures were $428.5 million. Equipment deliveries included ten offshore support vessels, 19 dry cargo barges, eight liquid tank barges, four towboats, 25 helicopters, three liquid tank barges and four harbor tugs. During 2007, capital expenditures were $537.6 million. Equipment deliveries included 18 offshore support vessels, 52 inland river dry cargo barges, four liquid tank barges, 19 deck barges, 26 helicopters and five harbor tugs.

During 2009, proceeds from dispositions of property and equipment were $103.7 million. The Company sold 19 offshore support vessels, five inland river dry cargo barges, three inland river towboats, two helicopters, four harbor tugs and other equipment. In addition, two helicopters were scrapped and two helicopters were declared a total loss. During 2008, proceeds from dispositions of property and equipment were $171.7 million. The Company sold 21 offshore support vessels, two tankers, 41 inland river dry cargo barges, six liquid tank barges, seven helicopters and one harbor tug. During 2007, proceeds from dispositions of property and equipment were $449.7 million. The Company sold 44 offshore support vessels, 185 inland river dry cargo barges, eight liquid tank barges, two towboats and eleven helicopters.

As of December 31, 2009 and 2008, construction reserve funds of $273.2 million and $287.9 million, respectively, are classified as non-current assets as the Company has the intent and ability to use the funds to acquire equipment. During 2009, construction reserve funds account transactions included withdrawals of $70.0 million and deposits of $55.3 million. During 2008, construction reserve funds account transactions included withdrawals of $215.5 million and deposits of $116.0 million. During 2007, construction reserve funds account transactions included withdrawals of $169.7 million and deposits of $207.2 million.

The Company’s unfunded capital commitments as of December 31, 2009 consisted primarily of offshore support vessels, helicopters, inland river dry cargo barges and totaled $96.2 million, of which $88.3 million is payable during 2010 and the balance payable in 2011. Of the total unfunded capital commitments, $0.8 million may be terminated without further liability. Subsequent to December 31, 2009, the Company committed to purchase additional equipment for $115.2 million.

During the nine months ended September 30, 2008, cash used in investing activities included $155.6 million to purchase marketable security long positions and $57.0 million to cover marketable security short positions. During the nine months ended September 30, 2008, cash provided by investing activities included $106.3 million received from the sale of marketable security long positions and $35.6 million received upon entering into marketable security short positions. During 2007, cash used in investing activities included $34.1 million to purchase marketable security long position and $73.4 million to cover marketable security short positions. During 2007, cash provided by investing activities included $39.1 million received from the sale of marketable security long positions and $89.2 million received upon entering into marketable security short positions.

During 2009, 2008 and 2007, the Company made investments in 50% or less owned companies of $27.5 million, $35.4 million and $31.6 million, respectively.

During 2007, other significant investing activities included net cash proceeds received from derivative transactions of $35.8 million, cash proceeds on the sale of investments in 50% or less owned companies of $30.7 million, and cash used for business acquisitions, net of cash acquired, of $44.6 million.

Financing Activities

Payments, Purchases, Redemptions and Retirements of Long-Term Debt and Capital Lease Obligations.

During 2009, the Company made payments on, purchased, redeemed or retired at maturity long-term debt and capital lease obligations of $312.2 million, which included:

•	$79.7 million for the purchase and redemption of 2.875% Convertible Debentures and Senior Notes (as discussed below)

•	$84.3 million for the redemption of the remaining outstanding principal amount of the 9.5% Senior Notes (as discussed below)

•	$32.8 million upon the maturity of its 7.2% Senior Notes

•	$32.9 million for the conversion or redemption of the 2.875% Convertible Debentures

•	$33.5 million outstanding under the Company’s revolving credit facility and $49.0 million in other secured debt

During 2008, the Company made principal payments on or purchased long-term debt and capital lease obligations of $144.3 million, which included:

•	$98.5 million for the purchase of Senior Notes (as discussed below)

•	$32.9 million for repayments of capital lease obligations and $12.9 million in other secured debt.

During 2007, the Company made principal payments on long-term debt and capital lease obligations of $40.5 million.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to repurchase shares of Common Stock and, up until their redemption in December 2009, its 2.875% Convertible Debentures. As of December 31, 2009, $102.2 million of the repurchase authority granted by SEACOR’s Board of Directors remained available and, on February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority for a total expenditure of up to $250.0 million. During 2009, the Company’s security repurchases and acquisitions included:

•	$3.8 million, in principal amount, of its 2.875% Convertible Debentures for $3.7 million

•	572,700 shares of Common Stock acquired for treasury for an aggregate purchase price of $43.3 million

•

33,876 shares of Common Stock for treasury for $2.6 million from Mr. Fabrikant as payment for payroll related tax obligations arising from his December 2009 exercise of 52,500 stock options that were due to expire in February 2010. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.

During 2008, the Company acquired for treasury 2,824,717 shares of Common Stock for an aggregate purchase price of $240.1 million.

During 2007, the Company acquired for treasury 2,366,880 shares of Common Stock for an aggregate purchase price of $213.3 million.

SEACOR’s Board of Directors previously authorized the Company to purchase, separate from such authorization noted above, any or all of its 7.2% Senior Notes, its 5.875% Senior Notes, the 9.5% Senior Notes and its 7.375% Senior Notes. During 2009, the Company purchased for an aggregate purchase price of $76.0 million, the following:

•	$37.0 million, in principal amount, of its 7.2% Senior Notes

•	$18.4 million, in principal amount, of its 5.875% Senior Notes

•	$20.2 million, in principal amount, of its 9.5% Senior Notes

In addition, during 2009, the Company purchased or redeemed for $84.3 million, the remaining $81.7 million, in principal amount, outstanding of the 9.5% Senior Notes for $84.3 million.

During 2008, the Company purchased for an aggregate purchase price $98.5 million, the following:

•	$64.7 million, in principal amount, of its 7.2% Senior Notes

•	$0.5 million, in principal amount, of its 5.875% Senior Notes

•	$36.6 million, in principal amount, of the 9.5% Senior Notes

There were no repurchases in 2007.

Borrowing Activities. During 2009 and 2008, the Company borrowed $58.5 million and $100.0 million, respectively, under its revolving credit facility. As of December 31, 2009, the remaining availability under this facility was $322.9 million, net of issued letters of credit of $2.1 million. In addition, the Company had other outstanding letters of credit totaling $46.8 million with various expiration dates through 2012.

During 2009, the Company issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 and received proceeds of $245.9 million. During 2009 the Company entered into other secured debt totaling $45.2 million and received proceeds of $44.9 million.

Short and Long-Term Liquidity Requirements

The recent economic conditions have created an unprecedented disruption in the credit markets. To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and/or other liquidity requirements, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

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

Off-Balance Sheet Arrangements

On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2009, the Company had the following guarantees in place:

The Company is a guarantor of 50% of the outstanding debt for one of its domestic offshore marine joint ventures. The amount guaranteed by the Company declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2009, the amount of the Company’s guarantee was $14.4 million.

The Company is a party to an international offshore marine joint venture which obtained bank debt to finance the acquisition of four offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint venture to fund the uncalled capital commitments, as defined in the joint venture’s partnership agreement. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $3.1 million as of December 31, 2009. The Company manages the vessels on behalf of the joint venture and guarantees the outstanding charter receivables of the joint venture if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2009, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $7.4 million.

The Company guaranteed up to $2.4 million with respect to amounts owing pursuant to a vessel charter agreement between one of the Company’s domestic offshore marine joint ventures and the owner of the chartered vessel. The amount of the Company’s guarantee declines over the life of the charter and terminates in 2011.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	1,134,820	84,339	318,415	211,322	520,744
Capital Purchase Obligations(2)	96,182	88,296	7,886	—	—
Operating Leases(3)	103,648	34,726	50,117	10,028	8,777
Purchase Obligations(4)	244,686	244,686	—	—	—
Other(5)	4,819	2,214	914	763	928

	1,584,155	454,261	377,332	222,113	530,449

Other Commercial Commitments:
Joint Venture Guarantees(6)	27,351	2,300	2,475	12,176	10,400
Letters of Credit	48,833	47,165	1,668	—	—

	76,184	49,465	4,143	12,176	10,400

	1,660,339	503,726	381,475	234,289	540,849

(1)

Maturities of the Company’s borrowings and interest payments pursuant to such borrowings are based on contractual terms with the exception of the Company’s Revolving Credit Facility. The Company has entered into interest rate swap agreements related to borrowings under its Revolving Credit Facility whereby it has converted its variable rate borrowings into fixed rate borrowings. For purposes of this table, the Company has assumed the fixed rates of interest in calculating its obligations.

(2)

Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2009 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, helicopters, barges and other property that have a remaining term in excess of one year.

(4)

Purchase obligations primarily include future commodity purchase commitments for Commodity Trading and Logistics as of December 31, 2009. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)

Joint venture of guarantees include guarantees of amounts owing by entities in which the Company owns 50% or less under charter arrangements with vessel owners, a loan agreement for the construction of two vessels, an uncalled capital commitment and an oil spill response service contract. In addition, the Company has provided a contingent guarantee of outstanding charter receivables for one of its joint ventures. In the case of guarantees relating to the charter arrangements and the loan agreement, obligations thereunder decline over time. The guarantees terminate at various dates through 2015.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Contingencies

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc., (“Seabulk”) a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels that called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels that called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader

Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $53.1 million as of December 31, 2009 and such tankers contributed operating revenues of $20.2 million during the year ended December 31, 2009.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The preliminary results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $720.0 million (£450.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit at $8.64 million (£5.4 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.0 million. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the complaint. The District Court has yet to rule on that motion.

SEACOR Marine, LLC, a subsidiary of the Company, has two pending actions against it for alleged breaches of the California Wage Act. Bailey v. SEACOR Marine, LLC, is a class action filed on behalf of the crew members (current and terminated) who worked on the Company’s vessels while they were based in California. Schoenfeld v. SEACOR Marine, LLC, is an individual claim filed by Mr. Schoenfeld, even though he himself is a member of the class described in the Bailey case. At this early stage, no definitive estimate can be made as to the probability or magnitude of exposure in the cases. Outside legal counsel’s initial investigation suggests that there is a substantial legal question as to whether federal maritime law preempts the application of state law to the SEACOR vessels in question. If the court decides California wage laws do apply, and a class is certified, there may be financial exposure. Mediation is scheduled for the end of February 2010, and the Company intends to vigorously defend against these claims.

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in the Company’s estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position or its results of operations.

Related Party Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant’s two children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In the years ended December 31, 2009, 2008 and 2007, Mr. Fabrikant and his affiliates earned $1.0 million, $1.7 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2009, 2008 and 2007, the Company owed Mr. Fabrikant and his affiliates $0.4 million, $0.7 million and $0.5 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

During the year ended December 31, 2008, the Company purchased a barge from Mr. Fabrikant’s sister for $0.5 million and sold it to Inland River Services’ South American joint venture. The proceeds received by

Mr. Fabrikant’s sister were deposited into a construction reserve fund established by her that is managed by the Company. Additionally, during the year ended December 31, 2008, the Company, on behalf of Mr. Fabrikant, sold three barges owned by him for scrap, for $0.3 million.

Critical Accounting Policies and Estimates

General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet this criteria is deferred until the criteria are met.

The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as services are provided. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements, which govern the terms and conditions of charter.

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels and under contracts of affreightment. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charter and bareboat charter are recognized as services are provided and are billed monthly in advance. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargos associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland River Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.

The Company’s Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years, and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage being recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from emergency response, retainer, consulting and training, project management and remediation services. Emergency response revenues are recognized as services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training services fees are recognized as the services are provided based on the contract terms. Project management and remediation services are provided on a time and material basis with revenues recognized as the services are provided or on a fixed fee bid basis with revenues and expenses recognized upon completion of the contract.

The Company’s Commodity Trading and Logistics segment earns revenues from the sale of rice, sugar and renewable fuels (primarily ethanol), the rental of tank storage, and through voyage affreightment contracts on leased-in liquid tank barges and towboats. Revenues from rice, sugar and renewable fuel sales are recorded when title transfers to the buyer, typically when cash is received. Revenues from the rental of tank storage are recognized ratably over the lease periods. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred.

Trade Receivables. Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Oil spill, emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Customers of Commodity Trading and Logistics include major agricultural and industrial companies, major independent oil and gas production companies, foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies.

Inventories. Inventories, which consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, and ethanol and rice in the Company’s Commodity Trading and Logistics segment, are stated at the lower of cost (using the first-in, first-out or average cost methods) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

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

As of December 31, 2009, the estimated useful life (in years ) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels	20
U.S.-flag tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

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

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate.

Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments.

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

Self-insurance Liabilities. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which it operates. Most of the insurance is obtained through SEACOR sponsored programs, with premiums charged to participating businesses based on insured asset values. Both the marine hull and liability policies have significant annual aggregate deductibles. Marine hull annual aggregate deductibles are accrued as claims are incurred by participating businesses and proportionately shared among the participating businesses. Marine liability annual aggregate deductibles are accrued based on historical loss experience and actual claims incurred. The Company also maintains self-insured health benefit plans for its participating employees. Exposure to the health benefit plans are limited by maintaining stop-loss and aggregate liability coverage. To the extent that estimated self-insurance losses, including the accrual of annual aggregate deductibles, differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is the pound sterling. Net consolidated assets of £24.9 million ($39.6 million) and £18.6 million ($27.0 million) are included in the Company’s consolidated balance sheets as of December 31, 2009 and 2008, respectively. In addition, SEACOR has provided net cash advances and loans to these operations of £17.3 million ($27.5 million) and £15.6 million ($22.6 million) as of December 31, 2009 and 2008, respectively. SEACOR expects payment on these advances and loans in the foreseeable future. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2009 would reduce other comprehensive income by approximately $2.6 million, net of tax, due to translation and would reduce income by approximately $1.8 million, net of tax, due to foreign currency losses on the revaluing of intercompany advance and loan transactions.

As of December 31, 2009, the Company held marketable securities with a fair value of $68.1 million, including $48.0 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds and $20.1 million in equity securities. As of December 31, 2008, the Company held marketable securities with a fair value of $53.8 million, including $31.1 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds and $22.7 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities which have included U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques that may include maintaining a ladder of maturities. The Company’s investments in equity securities primarily include positions in energy, marine, transportation and other related businesses. As of December 31, 2009, a 10% decline in the value of marketable securities would reduce income by $4.4 million, net of tax.

The Company held positions in short sales of marketable equity securities with a fair value of $18.4 million and $2.9 million as of December 31, 2009 and 2008, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2009 would reduce income by $1.2 million, net of tax.

The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. The fair market value of the Company’s held positions in publicly traded equity options and equity indices was a recorded liability of $0.8 million as of December 31, 2009.

The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2009, the Company had $125.0 million of variable rate borrowings, based on LIBOR, under its revolving credit facility. During the year ended December 31, 2009, the Company entered into various interest rate swap agreements, designated as cash flow hedges, to fix the interest rate on these borrowings at an average rate of 3.1%. Additionally, as of December 31, 2009, the Company had other variable rate debt totaling $26.8 million due 2012 which calls for the Company to pay interest based on LIBOR plus a 300 basis point margin, subject to a floor of 4.5%, and resets quarterly. As of December 31, 2009, the interest rate was 4.5%.

During the year ended December 31, 2009, the Company entered into interest rate swap agreements, other than those designated as cash flow hedges mentioned above, with a notional value of $76.5 million. These agreements call for the Company to pay a fixed interest rate ranging from 1.79% to 2.59% and receive interest payments based on LIBOR. As of December 31, 2009, the fair market value of the Company’s held positions in these interest rate swap agreements was a recorded liability of $0.3 million.

The Company has entered into and settled various positions in forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, Mexican peso, renminbi, dirham, Brazilian real and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. As of December 31, 2009, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $55.4 million. An adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $1.0 million, net of tax. As of December 31, 2009, the Company had designated certain of its forward currency exchange contracts with notional values of €16.0 million as fair value hedges for capital commitments.

The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil, ethanol, rice and sugar) pursuant to which the Company net settles its position based upon the difference between the contract price and the market price. The general purpose of these transactions is to provide value to the Company should there be a sustained decline in the price of commodities that over time could lead to a reduction in the market values and cash flows of the Company’s offshore, inland river and commodity trading and logistics businesses. As of December 31, 2009, the fair value of these exchange based commodity contracts was a recorded liability of $2.3 million.

The Company also enters into various future contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity. As of December 31, 2009, the fair value of these non-exchange based commodity contracts was a recorded asset of $2.6 million. Additionally, the Company carried inventory (primarily ethanol) relating to the physical delivery of product from these transactions with a fair value of $21.1 million as of December 31, 2009. The Company also carried rice inventory of $27.5 million as of December 31, 2009.

The Company has entered into and settled various positions in U.S. treasury notes and bonds via futures or options on futures and rate-lock agreements tied to U.S. treasury notes. The Company settles these positions based upon the difference between the contract price and the market price. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates that if sustained over time, might lead to higher interest costs for the Company. As of December 31, 2009, the fair value of these positions was a recorded liability of $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

3.5*	Third Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company Current Report on Form 80K filed with the Commission on March 17, 2009).

4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

Exhibit Number	Description
4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

Exhibit Number	Description
4.18*	Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

4.24*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

4.25*	Form of Global Note representing the 7.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

Exhibit Number	Description
10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.9*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.10*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).

10.11*+	Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*+	Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.13*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.14*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.15*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.16*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.17*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.18+	Compensation Arrangements for the Executive Officers.

10.19+	Compensation of Non-Employee Directors.

10.20*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

Exhibit Number	Description
10.21*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.22*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.23*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2007).

10.24*	Amendment No. 1 to SEACOR Holdings Inc.’s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.25*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.26*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.27*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.28*	Underwriting Agreement, dated September 21, 2009, between SEACOR Holdings Inc. and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s Current report on Form 8-K filed with the Commission on September 24, 2009).

10.29*	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.30*	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.31*	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/S/ RICHARD RYAN Richard Ryan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/S/ MATTHEW CENAC Matthew Cenac	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

/S/ CHARLES FABRIKANT Charles Fabrikant	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/S/ PIERRE DE DEMANDOLX Pierre De Demandolx	Director	February 25, 2010

/S/ RICHARD M. FAIRBANKS Richard M. Fairbanks	Director	February 25, 2010

/S/ MICHAEL E. GELLERT Michael E. Gellert	Director	February 25, 2010

/S/ JOHN C. HADJIPATERAS John C. Hadjipateras	Director	February 25, 2010

/S/ OIVIND LORENTZEN Oivind Lorentzen	Director	February 25, 2010

/S/ ANDREW R. MORSE Andrew R. Morse	Director	February 25, 2010

Signer	Title	Date

/S/ CHRISTOPHER REGAN Christopher Regan	Director	February 25, 2010

/S/ STEPHEN STAMAS Stephen Stamas	Director	February 25, 2010

/S/ STEVEN WEBSTER Steven Webster	Director	February 25, 2010

/S/ STEVEN J. WISCH Steven J. Wisch	Director	February 25, 2010

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

Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding SEACOR’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management’s evaluation, management has concluded that SEACOR’s internal control over financial reporting was effective as of December 31, 2009. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

SEACOR’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited SEACOR’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on SEACOR’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of SEACOR Holdings Inc.

We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of SEACOR Holdings Inc.

We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 25, 2010

SEACOR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$465,904	$275,442
Restricted cash	34,014	20,787
Marketable securities	68,139	53,817
Receivables:
Trade, net of allowance for doubtful accounts of $3,608 and $5,730 in 2009 and 2008, respectively	301,143	277,350
Other	78,689	40,141
Inventories	76,949	66,278
Deferred income taxes	3,354	5,164
Prepaid expenses and other	15,725	10,499

Total current assets	1,043,917	749,478

Property and Equipment	2,833,011	2,741,322
Accumulated depreciation	(754,263)	(601,806)

Net property and equipment	2,078,748	2,139,516

Investments, at Equity, and Receivables from 50% or Less Owned Companies	186,814	150,062
Construction Reserve Funds & Title XI Reserve Funds	289,750	305,757
Goodwill	54,571	51,496
Intangible Assets	23,554	28,478
Other Assets, net of allowance for doubtful accounts of $2,301 and $888 in 2009 and 2008, respectively	46,265	34,867

	$3,723,619	$3,459,654

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$36,436	$33,671
Current portion of capital lease obligations	966	907
Accounts payable and accrued expenses	135,425	102,798
Accrued wages and benefits	30,187	36,041
Accrued interest	8,364	9,938
Accrued income taxes	17,148	16,787
Short sale of marketable securities	18,442	2,938
Accrued capital, repair and maintenance expenditures	7,538	15,629
Deferred revenues	14,957	3,083
Other current liabilities	45,649	55,009

Total current liabilities	315,112	276,801

Long-Term Debt	748,704	895,689
Capital Lease Obligations	6,624	7,685
Deferred Income Taxes	575,440	515,455
Deferred Gains and Other Liabilities	111,848	121,796

Total Liabilities	1,757,728	1,817,426

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 35,550,934 and 32,390,838 shares issued in 2009 and 2008, respectively	356	324
Additional paid-in capital	1,182,023	956,457
Retained earnings	1,546,581	1,402,771
Shares held in treasury of 12,938,108 and 12,373,291 in 2009 and 2008, respectively, at cost	(768,438)	(724,357)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(3,056)	(5,045)
Derivative losses on cash flow hedges, net of tax	(204)	—

	1,957,262	1,630,150
Noncontrolling interests in subsidiaries	8,629	12,078

Total equity	1,965,891	1,642,228

	$3,723,619	$3,459,654

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	For the years ended December 31,
	2009	2008	2007
Operating Revenues	$1,711,338	$1,655,956	$1,359,230

Costs and Expenses:
Operating	1,185,096	1,071,116	832,403
Administrative and general	161,998	174,878	147,317
Depreciation and amortization	160,092	156,426	154,307

	1,507,186	1,402,420	1,134,027

Gains on Asset Dispositions and Impairments, Net	27,675	89,153	122,572

Operating Income	231,827	342,689	347,775

Other Income (Expense):
Interest income	4,466	19,788	45,173
Interest expense	(59,043)	(59,816)	(56,986)
Debt extinguishment gains (losses), net	(5,587)	6,265	197
Marketable security gains (losses), net	24,059	30,105	(3,391)
Derivative gains (losses), net	10,961	(13,588)	10,835
Foreign currency gains (losses), net	8,087	(7,837)	230
Other, net	244	320	(11)

	(16,813)	(24,763)	(3,953)

Income Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	215,014	317,926	343,822

Income Tax Expense:
Current	19,487	74,521	13,599
Deferred	63,005	36,051	114,242

	82,492	110,572	127,841

Income Before Equity in Earnings of 50% or Less Owned Companies	132,522	207,354	215,981
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	12,581	12,069	22,065

Net Income	145,103	219,423	238,046
Net Income attributable to Noncontrolling Interests in Subsidiaries	1,293	880	1,227

Net Income attributable to SEACOR Holdings Inc.	$143,810	$218,543	$236,819

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$7.21	$10.46	$10.06

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$6.57	$9.25	$9.04

Weighted Average Common Shares Outstanding:
Basic	19,950,702	20,893,390	23,547,708
Diluted	23,388,168	24,699,181	27,266,750

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity					Non - controlling Interests in Subsidiaries	Total Equity	Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
December 31, 2006, previously reported	$317	$871,914	$956,376	$(274,490)	$2,961	$6,894	$1,563,972
Adoption of new accounting rules related to the Company’s convertible debt (see Note 8)	—	33,917	(8,967)	—	—	—	24,950

December 31, 2006, as adjusted	317	905,831	947,409	(274,490)	2,961	6,894	1,588,922
Issuance of common stock:
Waxler acquisition	2	19,108	—	—	—	—	19,110
Tex-Air acquisition	—	56	—	—	—	—	56
Employee Stock Purchase Plan	—	—	—	2,052	—	—	2,052
Exercise of stock options	1	2,966	—	—	—	—	2,967
Director stock awards	—	475	—	—	—	—	475
Restricted stock and restricted stock units	2	614	—	74	—	—	690
Purchase of treasury shares	—	—	—	(213,284)	—	—	(213,284)
Amortization of share awards	—	9,712	—	—	—	—	9,712
Cancellation of restricted stock	—	857	—	(857)	—	—	—
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	836	836
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,216)	(2,216)
Cash received from noncontrolling interests	—	—	—	—	—	2,807	2,807
Net income	—	—	236,819	—	—	1,227	238,046	$238,046
Other comprehensive income	—	—	—	—	1,315	10	1,325	1,325

Year Ended December 31, 2007	322	939,619	1,184,228	(486,505)	4,276	9,558	1,651,498	$239,371

Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,361	—	—	2,361
Exercise of stock options	1	3,901	—	—	—	—	3,902
Director stock awards	—	433	—	—	—	—	433
Restricted stock and restricted stock units	1	118	—	43	—	—	162
Purchase of treasury shares	—	—	—	(240,069)	—	—	(240,069)
Amortization of share awards	—	12,199	—	—	—	—	12,199
Cancellation of restricted stock	—	187	—	(187)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(810)	(810)
Cash received from noncontrolling interests	—	—	—	—	—	2,442	2,442
Net income	—	—	218,543	—	—	880	219,423	$219,423
Other comprehensive loss	—	—	—	—	(9,321)	8	(9,313)	(9,313)

Year Ended December 31, 2008	324	956,457	1,402,771	(724,357)	(5,045)	12,078	1,642,228	$210,110

Issuance of common stock:
Conversion of debt	27	205,631	—	—	—	—	205,658
Purchase of conversion option in convertible debt	2	11,513	—	—	—	—	11,515
Employee Stock Purchase Plan	—	—	—	2,361	—	—	2,361
Exercise of stock options	1	4,064	—	—	—	—	4,065
Director stock awards	—	374	—	—	—	—	374
Restricted stock and restricted stock units	2	(776)	—	(17)	—	—	(791)
Purchase of treasury shares	—	—	—	(45,854)	—	—	(45,854)
Purchase of conversion option in convertible debt, net of tax	—	(8,804)	—	—	—	—	(8,804)
Amortization of share awards	—	12,993	—	—	—	—	12,993
Cancellation of restricted stock	—	571	—	(571)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(5,501)	(5,501)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	3,043	3,043
Sale of subsidiary with noncontrolling interests	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,257)	(2,257)
Net Income	—	—	143,810	—	—	1,293	145,103	$145,103
Other comprehensive income	—	—	—	—	1,785	—	1,785	1,785

Year Ended December 31, 2009	$356	$1,182,023	$1,546,581	$(768,438)	$(3,260)	$8,629	$1,965,891	$146,888

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$145,103	$219,423	$238,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,092	156,426	154,307
Amortization of valuation adjustments on acquired leases	—	738	1,875
Amortization of deferred income on sale and leaseback transactions	(16,960)	(17,290)	(12,196)
Debt discount amortization, net	7,448	5,852	5,600
Amortization of share awards	12,993	12,199	9,712
Director stock awards	380	450	482
Bad debt expense	1,717	1,392	571
Gains on asset dispositions and impairments, net	(27,675)	(89,153)	(122,572)
(Gains) losses on debt extinguishment, net	5,587	(6,265)	(197)
Marketable security (gains) losses, net	(24,059)	(30,105)	3,391
Purchases of marketable securities	(35,523)	(60,288)	—
Proceeds from sale of marketable securities	61,595	24,168	—
Derivative (gains) losses, net	(10,961)	13,588	(10,835)
Cash settlements on derivative transactions, net	3,786	(11,310)	—
Foreign currency (gains) losses, net	(8,087)	7,837	(230)
Deferred income tax expense	63,005	36,051	114,242
Equity in earnings of 50% or less owned companies	(12,581)	(12,069)	(22,065)
Dividends received from 50% or less owned companies	15,920	10,634	20,702
Other, net	1,068	1,038	1,814
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(50,742)	10,909	(15,692)
(Increase) decrease in prepaid expenses and other assets	(12,183)	22,802	(6,762)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,695	(5,403)	25,708

Net cash provided by operating activities	297,618	291,624	385,901

Cash Flows from Investing Activities:
Purchases of property and equipment	(180,024)	(428,478)	(537,608)
Proceeds from disposition of property and equipment	103,739	171,722	449,745
Purchases of marketable securities	—	(212,590)	(107,464)
Proceeds from sale of marketable securities	—	141,886	128,278
Cash settlements on derivative transactions, net	(771)	7,772	35,782
Investments in and advances to 50% or less owned companies	(27,453)	(35,447)	(31,566)
Return of investments and advances from 50% or less owned companies	2,790	2,229	7,487
Proceeds on sale of investments in 50% or less owned companies	136	—	30,686
(Advances) principal payments on third party notes receivable, net	3,009	(5,607)	974
Net (increase) decrease in restricted cash	(13,227)	9,837	11,327
Net (increase) decrease in construction reserve funds and title XI funds	16,007	99,243	(56,739)
Net (increase) decrease in escrow deposits on like kind exchanges	—	10,105	(2,176)
Repayments on (investments in) leases, net	(1,667)	59	6,846
Business acquisitions, net of cash acquired	(4,085)	(7,155)	(44,591)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	(154)	—	—

Net cash used in investing activities	(101,700)	(246,424)	(109,019)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(312,215)	(200,097)	(40,462)
Purchase of conversion option in convertible debt	(2,030)	—	—
Net borrowings under inventory financing arrangements	2,200	22,169	—
Proceeds from issuance of long-term debt, net of offering costs	349,297	111,250	(231)
Common stock acquired for treasury	(45,854)	(240,069)	(213,284)
Proceeds and tax benefits (expenses) from share award plans, net	5,742	6,655	6,146
Purchase of subsidiary shares from noncontrolling interests	(1,210)	—	—
Cash received from (dividends paid to) noncontrolling interests	(2,257)	1,632	591

Net cash used in financing activities	(6,327)	(298,460)	(247,240)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	871	(8,603)	697

Net Increase (Decrease) in Cash and Cash Equivalents	190,462	(261,863)	30,339
Cash and Cash Equivalents, Beginning of Year	275,442	537,305	506,966

Cash and Cash Equivalents, End of Year	$465,904	$275,442	$537,305

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations. SEACOR Holdings Inc. (“SEACOR”) and its subsidiaries (collectively referred to as the “Company”) are in the business of owning, operating, investing in and marketing equipment, primarily in the offshore oil and gas, industrial aviation and marine transportation industries. The Company operates a diversified fleet of offshore support vessels and helicopters servicing oil and gas exploration, development and production facilities worldwide and a fleet of U.S.-flag product tankers that transport petroleum, chemicals and crude products primarily in the U.S. domestic or “coastwise” trade. In addition, the Company operates a fleet of inland river barges and towboats transporting grain, liquids and other bulk commodities on the U.S. Inland River Waterways. The Company’s environmental services segment primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. The Company’s commodity trading and logistics segment is an integrated business involved in the purchase, storage, transportation, processing and sale of agricultural and energy commodities.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR and its majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Effective January 1, 2009, the Company adopted new accounting rules established by the Financial Accounting Standards Board (“FASB”) relating to the presentation of its noncontrolling interests. The new accounting rules establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary and define a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. The new accounting rules require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income to be reported at amounts inclusive of both the Company’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of the new accounting rules were applied retrospectively. Other than the change in presentation of noncontrolling interests and its inclusion in comprehensive income, the adoption of the new accounting rules had no impact on the Company’s consolidated financial position or its results of operations.

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

Subsequent Events. The Company has performed an evaluation of subsequent events through February 25, 2010.

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet this criteria is deferred until the criteria are met. As of December 31, 2009, 2008 and 2007, the Company has deferred $15.0 million, $3.1 million and $1.3 million, respectively, of revenues that did not meet its recognition criteria. As of December 31, 2009, deferred revenues included $11.0 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil-and-gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the first payment is expected in early 2010. The Company expects to provide an additional $6.0 million in charter hire under this arrangement through April 2010 and will recognize revenues when payments from the conveyance of the limited net profit interest are determinable. All costs and expenses related to these charters are being recognized as incurred.

The Company’s Offshore Marine Services segment earns and recognizes revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Under a time charter, Offshore Marine Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Offshore Marine Services provides the vessel to the customer and the customer assumes responsibility for all operating expenses and risk of operation. Vessel charters may range from several days to several years. Revenues from time charter and bareboat charter are recorded and recognized as services are provided. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements, which govern the terms and conditions of charter.

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels and under contracts of affreightment. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charter and bareboat charter are recognized as services are provided and are billed monthly in advance. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

The Company’s Inland River Services segment earns revenues primarily from voyage affreightment contracts whereby customers are charged an established rate per ton to transport cargo from point to point. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred. Certain of Inland River Services’ barges are operated in barge pools with other barges owned by third parties from whom Inland River Services earns and recognizes a management fee as the services are rendered. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. In addition, revenues are earned from equipment chartered to third parties and from the storage and demurrage of cargos associated with affreightment activities. In both of these cases, revenues are recognized as services are rendered. Inland River Services’ tank farm and handling facility earns revenues through rental and throughput charges. Rental revenues are recognized ratably over the rental period while throughput charges are recognized as product volume moves through the facility.

The Company’s Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years, and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage being recognized as the services are performed.

The Company’s Environmental Services segment earns revenues primarily from emergency response, retainer, consulting and training, project management and remediation services. Emergency response revenues are recognized as services are provided and are dependent on the magnitude and number of individual responses. Retainer agreements with vessel owners generally range from one to three years while retainer agreements with facility owners can be as long as ten years. Such retainer fees are generally recognized ratably over the term of the contract. Consulting and training services fees are recognized as the services are provided based on the contract terms. Project management and remediation services are provided on a time and material basis with revenues recognized as the services are provided or on a fixed fee bid basis with revenues and expenses recognized upon completion of the contract.

The Company’s Commodity Trading and Logistics segment earns revenues from the sale of rice, sugar and renewable fuels (primarily ethanol), the rental of tank storage, and through voyage affreightment contracts on leased-in liquid tank barges and towboats. Revenues from rice, sugar and renewable fuel sales are recorded when title transfers to the buyer, typically when cash is received. Revenues from the rental of tank storage are recognized ratably over the lease periods. Revenues from voyage affreightment contracts are generally recognized over the progress of the voyage while the related costs are expensed as incurred.

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.

Restricted Cash. Restricted cash consists primarily of U.S. treasury securities and cash which has been generated from the operations of five of Marine Transportation Services’ U.S.-flag double-hull product tankers (see Note 8).

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

Trade Receivables. Customers of Offshore Marine Services, Marine Transportation Services and Aviation Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Oil spill, emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Customers of Commodity Trading and Logistics include major agricultural and industrial companies, major and independent oil and gas production companies, foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivative Instruments. Effective January 1, 2009, the Company adopted new accounting rules established by the FASB that require enhanced disclosures for derivative instruments and hedging activities. The new accounting rules require disclosure by the Company about how and why it uses derivative instruments and hedges, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of the new accounting rules had no material impact on the Company’s consolidated financial position or its results of operations.

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies in the accompanying consolidated statements of income.

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

Inventories. Inventories, which consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, and ethanol and rice in the Company’s Commodity Trading and Logistics segment, are stated at the lower of cost (using the first-in, first-out or average cost methods) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the year ended December 31, 2008, the Company recorded write-downs of $1.0 million related to Commodity Trading and Logistics’ rice inventory. There were no inventory write-downs during 2009 or 2007.

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

As of December 31, 2009, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels	20
U.S.-flag tankers(1)	25
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
Helicopters	12
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

(2)	Effective April 1, 2008, the Company changed its estimated useful life for newly built harbor and offshore tugs from 40 to 25 years and reduced the remaining useful life of certain vessels within its harbor and offshore tug fleet due to the more frequent occurrence of technological advancements in vessel design. These changes in estimates did not materially impact the comparability of financial information for the periods presented.

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2009
Offshore support vessels	$978,959	$(316,981)	$661,978
U.S.-flag tankers	519,688	(154,944)	364,744
Inland river barges and towboats	298,144	(64,882)	233,262
Helicopters	585,404	(111,788)	473,616
Harbor and Offshore tugs and ocean liquid tank barges	179,849	(24,516)	155,333
Equipment, furniture, fixtures, vehicles and other	189,819	(81,152)	108,667
Construction in progress	81,148	—	81,148

	$2,833,011	$(754,263)	$2,078,748

2008
Offshore support vessels	$957,017	$(258,750)	$698,267
U.S.-flag tankers	519,564	(123,322)	396,242
Inland river barges and towboats	288,170	(52,766)	235,404
Helicopters	527,533	(81,123)	446,410
Harbor and Offshore tugs and ocean liquid tank barges	159,442	(19,641)	139,801
Equipment, furniture, fixtures, vehicles and other	165,617	(66,204)	99,413
Construction in progress	123,979	—	123,979

	$2,741,322	$(601,806)	$2,139,516

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

Depreciation expense totaled $155.1 million, $150.9 million and $147.7 million in 2009, 2008 and 2007, respectively.

Equipment maintenance and repair costs and the costs of routine drydock inspections performed on vessels are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major improvements to other properties are capitalized. Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. Capitalized interest totaled $2.3 million, $7.7 million and $10.7 million in 2009, 2008 and 2007, respectively.

Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 4) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2009, 2008 and 2007, the Company recognized amortization expense of $5.0 million, $5.5 million and $6.6 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2007	$300	$5,500	$31,542	$600	$4,772	$42,714
Purchase price adjustments to previously acquired intangible assets	665	332	2,628	—	—	3,625
Foreign currency translation	(3)	(25)	(95)	—	—	(123)

Year Ended December 31, 2008	962	5,807	34,075	600	4,772	46,216
Acquired intangible assets	40	—	—	—	—	40
Foreign currency translation	—	(2)	32	—	—	30

Year ended December 31, 2009	$1,002	$5,805	$34,107	$600	$4,772	$46,286

	Accumulated Amortization
Year Ended December 31, 2007	$(54)	$(1,184)	$(8,508)	$(150)	$(2,318)	$(12,214)
Amortization expense	(201)	(545)	(3,992)	(120)	(666)	(5,524)

Year Ended December 31, 2008	(255)	(1,729)	(12,500)	(270)	(2,984)	(17,738)
Amortization expense	(179)	(552)	(3,780)	(120)	(363)	(4,994)

Year ended December 31, 2009	$(434)	$(2,281)	$(16,280)	$(390)	$(3,347)	$(22,732)

Weighted average remaining contractual life, in years	3.28	5.70	6.14	3.50	1.75	5.79

Future amortization expense of intangible assets for each of the years ended December 31 was as follows (in thousands):

2010	$4,726
2011	4,502
2012	4,162
2013	3,813
2014	3,225
2015 to 2017	3,126

$23,554

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2009, 2008 and 2007, the Company recognized impairment charges of $2.3 million, $1.1 million and $0.1 million, respectively, related to long-lived assets held for use.

The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargos in the domestic coastwise trade. Given the overriding effects of the global economic slowdown, demand for the vessel’s specialized services was soft during 2009. The Company believes the chemical industry is undergoing a cyclical market down-turn that will gradually recover; however, the Seabulk America requires a regulatory dry-docking during the third quarter of 2010, a requirement for continued operation. A decision as to whether or not this expenditure should be incurred will be made against the then prevailing market conditions. A decision to cease vessel operations and lay-up the Seabulk America amid continued weak market conditions could potentially result in a significant impairment charge. The carrying value of the Seabulk America was $26.5 million as of December 31, 2009, with contributed operating revenues of $12.4 million during the year ended December 31, 2009.

Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. During the year ended December 31, 2009, the Company recognized impairment charges of $1.1 million related to 50% or less owned companies. The Company did not recognize any impairment charges in 2008 or 2007.

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2009, 2008 or 2007. During the year ended December 31, 2008, the Company reduced goodwill by $11.0 million based on the expected future utilization of acquired foreign tax credit carryforwards and federal and state net operating loss carryforwards (see Note 7).

Business Combinations. Effective January 1, 2009, the Company adopted new accounting rules established by the FASB related to business combinations. The new accounting rules amended the Company’s accounting policy by requiring the Company to recognize on its future acquisitions, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. The new accounting rules establish that shares issued in consideration for a business combination be at fair value on the acquisition date, requires the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, and requires recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values. The new accounting rules also provide for the capitalization of in-process research and development assets acquired, requires acquisition-related transaction costs to be expensed as incurred, allows for the capitalization of acquisition-related restructuring costs only if the criteria in the FASB rules related to exit or disposal cost obligations are met as of the acquisition date, and requires as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 4).

Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Amortization expense for deferred financing costs totaled $1.0 million, $0.7 million and $0.7 million in 2009, 2008 and 2007, respectively, and is included in interest expense in the accompanying consolidated statements of income.

Self-insurance Liabilities. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industries in which it operates. Most of the insurance is obtained through SEACOR sponsored programs, with premiums charged to participating businesses based on insured asset values. Both the marine hull and liability policies have significant annual aggregate deductibles. Marine hull annual aggregate deductibles are accrued as claims are incurred by participating businesses and proportionately shared among the participating businesses. Marine liability annual aggregate deductibles are accrued based on historical loss experience and actual claims incurred. The Company also maintains self-insured health benefit plans for its participating employees. Exposure to the health benefit plans are limited by maintaining stop-loss and aggregate liability coverage. To the extent that estimated self-insurance losses, including the accrual of annual aggregate deductibles, differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred Gains. From time to time, the Company enters into vessel sale and leaseback transactions and sells vessels to business ventures in which it holds an equity ownership interest. A portion of the gains realized from these transactions are not immediately recognized in income and have been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale and leaseback transactions, gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In business venture sale transactions, gains are deferred and amortized based on the Company’s ownership interest, cash received from the business venture and the applicable vessels’ depreciable lives. Deferred gain activity for the years ended December 31 was as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$99,204	$109,284	$52,077
Deferred income arising from vessel sales	17,471	10,521	81,413
Amortization of deferred gains	(22,815)	(20,635)	(13,689)
Reduction of deferred gains on repurchased vessels	(629)	—	(10,357)
Currency translation and other	—	34	(160)

Balance at end of year	$93,231	$99,204	$109,284

Stock Based Compensation. Stock based compensation is amortized to compensation expense on a straight line basis over the requisite service period of the grants using the Black-Scholes valuation model. The Company will reconsider its use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company does not estimate forfeitures in its expense calculations as forfeiture history has been minor. The Company presents the excess tax benefits from the exercise of stock options as a financing cash flow in the accompanying consolidated statements of cash flows.

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

Earnings Per Share. Basic earnings per common share are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities. In determining dilutive securities for this purpose, the Company assumes, through the application of the treasury stock and if-converted methods, all restricted stock grants have vested, all common shares have been issued pursuant to the exercise of all outstanding stock options and all common shares have been issued pursuant to the conversion of all outstanding convertible notes. Diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 excluded 810,260, 650,757 and 328,420, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR are included in the table below (in thousands, except per share data). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	Net Income	Average o/s Shares	Per Share
2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$143,810	19,950,702	$7.21

Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	189,545
Convertible Securities	9,870	3,247,921

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$153,680	23,388,168	$6.57

2008
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$218,543	20,893,390	$10.46

Effect of Dilutive Securities:
Options and Restricted Stock	—	388,221
Convertible Securities	9,995	3,417,570

Diluted Earnings Per Common Share of SEACOR Holdings Inc	$228,538	24,699,181	$9.25

2007
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$236,819	23,547,708	$10.06

Effect of Dilutive Securities:
Options and Restricted Stock	—	301,417
Convertible Securities	9,679	3,417,625

Diluted Earnings Per Common Share of SEACOR Holdings Inc	$246,498	27,266,750	$9.04

Comprehensive Income. Comprehensive income is the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of changes in equity. The Company’s other comprehensive income (loss) is comprised of net currency translation adjustments, net unrealized gains and losses on available-for-sale marketable securities and net derivative losses on cash flow hedges.

The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the years ended December 31 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2009
Foreign currency translation adjustments	$3,063	$(1,074)	$1,989
Derivative losses on cash flow hedges (see Note 3)	(314)	110	(204)

Other comprehensive income	$2,749	$(964)	$1,785

2008
Foreign currency translation adjustments	$(10,743)	$3,760	$(6,983)

Unrealized net gains and losses on available-for-sale securities:
Unrealized net losses arising during the period	(4,356)	1,525	(2,831)
Reclassification adjustment for net gains included in net income	(3,863)	1,352	(2,511)
Transfer of unrealized net losses from available-for-sale to trading	4,622	(1,618)	3,004

	(3,597)	1,259	(2,338)

Other comprehensive loss	$(14,340)	$5,019	$(9,321)

2007
Foreign currency translation adjustments	$1,429	$(500)	$929

Unrealized net gains and losses on available-for-sale securities:
Unrealized net gains arising during the period	5,224	(1,828)	3,396
Reclassification adjustment for net gains included in net income	(4,631)	1,621	(3,010)

	593	(207)	386

Other comprehensive income	$2,022	$(707)	$1,315

Reclassifications. Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2.	FINANCIAL INSTRUMENTS

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

The Company’s assets and liabilities as of December 31, 2009 that are measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$42,909	$25,230	$—
Derivative instruments (included in other receivables)	1,316	8,362	—
Construction reserve funds and Title XI reserve funds	289,750	—	—
LIABILITIES
Short sale of marketable securities	18,442	—	—
Derivative instruments (included in other current liabilities)	5,807	4,022	—

Effective January 1, 2009, the Company adopted new accounting rules established by the FASB related to disclosure requirements of fair value measurements for certain nonfinancial assets and liabilities. The adoption of the new accounting rules had no material impact on the Company’s consolidated financial position or its results of operations.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 are included in the table below (in thousands). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$499,918	$499,918	$296,229	$296,229
Collateral and escrow deposits (included in other assets)	—	—	2,198	2,198
Investments, at cost, in 50% or less owned companies (included in other assets)	7,506	see below	8,219	see below
Notes receivable from other business ventures (included in other assets)	11,343	see below	8,166	see below
LIABILITIES
Long-term debt, including current portion	785,140	783,423	929,360	926,470

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

Marketable Securities. Marketable securities gains (losses), net include gains of $15.8 million for the year ended December 31, 2009 and losses of $3.5 million for the three months ended December 31, 2008 (period subsequent to portfolio designation as trading securities – see Note 1) related to marketable security positions held by the Company as of December 31, 2009.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2009		2008
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$2,174	$—	$1,198	$—
Interest rate swap agreements (cash flow hedges)	632	1,333	—	—

	2,806	1,333	1,198	—

Derivatives not designated as hedging instruments:
Options on equities and equity indices	5	789	—	2,527
Forward currency exchange, option and future contracts	924	1,429	1	2,014
Interest rate swap agreements	—	478	—	—
Commodity swap, option and future contracts:
Exchange traded	1,290	3,637	—	163
Non-exchange traded	4,645	2,085	151	—
U.S. treasury notes and bond future and option contracts	8	78	—	—

	6,872	8,496	152	4,704

	$9,678	$9,829	$1,350	$4,704

Fair Value Hedges. As of December 31, 2009 and 2008, the Company designated certain of its forward currency exchange contracts with notional values of €16.0 million and €20.0 million, respectively, as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2010. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the year ended December 31, 2009, the Company dedesignated €19.0 million notional value of these contracts as fair value hedges. Subsequent to December 31, 2009, the Company dedesignated €8.0 million notional value of these contracts as fair value hedges.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2009	2008	2007
Forward currency exchange contracts, effective and ineffective portions	$205	$10,900	$21,359
Increase in fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	60	(10,610)	(18,431)

	$265	$290	$2,928

Cash Flow Hedges. As of December 31, 2009, the Company is a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on LIBOR on these notional values. During the year ended December 31, 2009, the Company dedesignated an interest rate swap due 2012 with a notional value of $18.0 million. One of the Company’s Offshore Marine Services joint ventures has also entered into an interest rate swap agreement maturing in 2014 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the notional value of $29.6 million and receive a variable interest rate based on LIBOR on the notional value. By entering into these interest rate swap agreements, the Company and its joint venture have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

For the year December 31, 2009, the Company recognized gains (losses) on derivative instruments designated as cash flow hedges as follows (in thousands):

	Other comprehensive income (loss)	Derivative gains (losses), net
Interest rate swap agreements, effective portion	$(1,507)	$—
Interest rate swap agreements, ineffective portion	—	(392)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	1,193	—

	$(314)	$(392)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2009	2008	2007
Options on equities and equity indices	$3,244	$9,527	$1,565
Forward currency exchange, option and future contracts	4,055	(15,297)	5,160
Interest rate swap agreements	(571)	—	186
Commodity swap, option and future contracts:
Exchange traded	(2,278)	(33)	299
Non-exchange traded	6,123	(335)	736
U.S. treasury notes and bond future and option contracts	515	(7,740)	(39)

	$11,088	$(13,878)	$7,907

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2009, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $55.4 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve months.

The Company has entered into various interest rate swap agreements maturing in 2012 and 2013 that call for the Company to pay fixed interest rates ranging from 1.79% to 2.59% on aggregate notional values of $76.5 million and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company.

The Company has entered into and settled positions in various commodity swap, option and future contracts (primarily natural gas, crude oil, gasoline, ethanol, sugar and rice). The general purpose of these transactions is to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore, inland river and commodity trading and logistics businesses.

The Company has also entered into various forward contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity upon settlement. As of December 31, 2009, the Company carried inventory (primarily ethanol) of $21.1 million relating to such settled transactions.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company.

4.	ACQUISITIONS AND DISPOSITIONS

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad, for $1.6 million. The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million based upon certain performance measures over the period from the date of acquisition through May 2011. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis assumes no contingent consideration will be earned by the selling stockholders. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.

CBK Acquisition. On December 1, 2009, the Company acquired all of the assets of CBK, Inc., a liquid cargo servicing company, for $0.5 million in cash ($0.3 million in 2009 and $0.2 million in January 2010). The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in $0.3 million in goodwill being recorded. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.

SES-CHEM Acquisition. On August 3, 2009, the Company acquired its partner’s 51% interest in SES-CHEM Company Limited (“SES-CHEM”), a provider of environmental services in Thailand, for $0.1 million in cash. Subsequent to the transaction, the Company owns all of the issued and outstanding shares of SES-CHEM. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in October 2009.

V & A Acquisition. On May 21, 2009, the Company acquired a controlling interest in V&A Commodity Traders, Inc. (“V&A”), a sugar trading business, for $4.0 million. The Company’s purchase price included cash consideration of $1.3 million and forgiveness of a note due from V&A of $2.7 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in June 2009.

Trident Acquisition. On January 2, 2008, the Company acquired all of the issued and outstanding shares of Trident Port Services, Inc. (“Trident”), providers of environmental services in northern California, for $1.2 million. The Company’s purchase price included cash consideration of $0.7 million and the assumption of a note payable of $0.5 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.5 million. The fair value analysis of assets and liabilities acquired was finalized in December 2008.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million. The Company’s purchase price included $0.8 million paid in 2008 relating to working capital adjustments and settlement of tax obligations due to the selling stockholder. Consideration paid also included the settlement of certain of Rivers Edge’s outstanding debt obligations at the time of acquisition. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $0.9 million. The fair value of assets and liabilities acquired was finalized in November 2008. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned by the selling stockholder. No additional consideration has been earned by the selling stockholder through December 31, 2009.

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

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States, for $10.5 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $7.1 million. The fair value analysis of assets and liabilities acquired was finalized in September 2008. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the years ended December 31, 2009 and 2008, the Company paid $2.1 million and $3.9 million, respectively, of additional consideration in accordance with the acquisition agreement. As of December 31, 2009, the Company has paid $6.0 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental consulting services in the United Kingdom, for £2.3 million ($4.5 million). The Company’s purchase price included $0.1 million paid in 2008 relating to working capital adjustments. Consideration paid also included the settlement of Link’s outstanding debt obligations at the time of the acquisition. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.5 million ($2.9 million). The fair value analysis of assets and liabilities acquired was finalized in September 2008. The selling stockholder of Link has the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the year ended December 31, 2009, the Company paid £61,560 ($0.1 million) of additional consideration in accordance with the acquisition agreement. No additional consideration was deemed distributable through December 31, 2008. As of December 31, 2009, the Company has paid $0.1 million million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Waxler Acquisition. On March 13, 2007, the Company acquired all of the assets and certain liabilities of Waxler Transportation Company, Inc. and Waxler Towing Company, Incorporated (collectively referred to as “Waxler”), as well as certain assets from Waxler affiliates. The acquisition consideration was $32.0 million, including 202,972 shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), valued at $19.1 million based upon the closing price of Common Stock on March 13, 2007 of $94.15 per share, plus additional cash consideration of $12.9 million. Acquired assets included 14 tank barges and eight towboats. In addition, the Company assumed leases on two other tank barges. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis of assets and liabilities acquired was finalized in December 2007.

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

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The Company’s purchase price included cash consideration of $9.0 million ($1.0 million in 2007 and $8.0 million in 2006) and a note payable of $3.5 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $5.0 million. The fair value analysis of the assets and liabilities acquired was finalized in September 2007. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the years ended December 31, 2009 and 2008, the Company paid $0.5 million and $1.6 million, respectively, of additional consideration in accordance with the acquisition agreement. As of December 31, 2009, the Company has paid $2.1 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

NRCES Acquisition. On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services, Inc. (“NRCES”) (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES had the opportunity to receive additional consideration of up to $41.0 million based upon certain performance measures over a period from the date of the acquisition through December 31, 2008, to be recognized by the Company as additional cost of the acquisition. During the years ended December 31, 2008 and 2007, the Company paid $0.4 million and $0.1 million, respectively, of additional consideration in accordance with the acquisition agreement. As of December 31, 2008, the Company had paid $0.5 million, in the aggregate, of additional consideration, which has been recorded as goodwill.

Tex-Air Acquisition. All contingent consideration associated with the acquisition of Tex-Air Helicopters, Inc. (“Tex-Air”) was previously settled with minimal impact to the Company’s initial purchase price allocation. Additional consideration of $0.2 million earned for operating performance was paid with Common Stock in three equal yearly installments beginning in 2005. During 2007, the Company issued 616 shares of Common Stock in settlement of this obligation.

Purchase Price Allocation. The following table summarizes for the years ended December 31 the allocation of the purchase price for the Company’s acquisitions (in thousands):

	2009	2008	2007
Trade and other receivables	$6,515	$(375)	$13,931
Other current assets	2,341	7	1,335
Investments in Equity, and Receivables from 50% or Less Owned Companies	(5,187)	—	(915)
Property and equipment	1,931	828	48,992
Goodwill	2,858	3,086	18,312
Intangible Assets	40	3,625	(1,541)
Other Assets	204	—	5,198
Accounts payable and other current liabilities	(1,512)	2,002	(12,920)
Long-Term Debt	—	(504)	(1,202)
Deferred Income Taxes	(17)	(1,514)	(6,653)
Other long-term liabilities	(45)	—	—
Noncontrolling Interests in Subsidiaries	(3,043)	—	(836)

Purchase price(1)	$4,085	$7,155	$63,701

(1)	Purchase price is net of cash acquired (totaling $1.9 million in 2009 and $2.0 million in 2007), includes acquisition costs (totaling $1.2 million in 2007) and includes Common Stock issued (valued at $19.1 million in 2007).

Acquisitions of Noncontrolling Interests. Effective January 1, 2009, the Company purchased the remaining noncontrolled subsidiary shares in a tank farm and handling facility in Sauget, Illinois and certain related leasehold improvements from a noncontrolling interest holder. The aggregate purchase price of $9.6 million included a note payable of $7.0 million, the forgiveness of a $2.3 million note receivable from the noncontrolling interest holder and cash consideration of $0.3 million. In addition, effective April 1, 2009, the Company purchased the remaining noncontrolled subsidiary shares in an offshore marine services company for $0.9 million.

Disposition of a Subsidiary. Effective April 1, 2009, the Company sold its shares in an offshore marine services company to noncontrolling interest holders for $0.2 million.

Equipment Additions. The Company’s capital expenditures were $180.0 million, $428.5 million and $537.6 million in 2009, 2008 and 2007, respectively. Major equipment deliveries for the years ended December 31 were as follows (unaudited):

	2009	2008	2007(1)
Anchor handling towing supply	1	4	2
Crew	1	—	3
Standby safety	—	1	2
Supply	—	3	6
Towing supply	—	1	5
Specialty	1	1	—

	3	10	18

Inland River dry cargo barges	—	19	52

Inland River liquid tank barges	—	8	4

Inland River deck barges	—	—	19

Inland River towboats	3	4	—

Helicopters	8	25	26

Harbor Tugs	—	4	5

Ocean liquid tank barges	3	3	—

(1)	Excludes 14 liquid tank barges and eight towboats associated with the Waxler acquisition, four helicopters associated with the EraMED acquisition and one mini-supply vessel associated with the Vensea acquisition.

Equipment Dispositions. The Company sold property and equipment for $103.7 million, $171.7 million, and $449.7 million in 2009, 2008 and 2007, respectively. Major equipment dispositions for the years ended December 31 were as follows (unaudited):

	2009(1)	2008(2)	2007(3)
Anchor handling towing supply	1	1	5
Crew	9	3	10
Mini-supply	4	4	3
Supply	1	4	5
Towing supply	2	5	19
Specialty	2	5	2

	19	22	44

Tankers	—	2	—

Inland River dry cargo barges	5	41	185

Inland River liquid tank barges	—	6	8

Inland River towboats	3	—	2

Helicopters	6	7	11

Harbor tugs	4	1	—

(1)	Excludes one specialty vessel contributed to the Sea-Cat Crewzer joint venture (see Note 5) and one mini-supply vessel and two helicopters removed from service and includes the sale of one harbor tug previously removed from service.

(2)	Includes the sale of one offshore support vessel previously removed from service.

(3)	Excludes 61 dry cargo and three liquid tank barges contributed to the Seaspraie joint venture (see Note 5).

5.	INVESTMENTS, AT EQUITY, AND RECEIVABLES FROM 50% OR LESS OWNED COMPANIES

Investments, carried at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2009	2008
Seaspraie	50.0%	$56,228	$57,898
Dart	49.0%	19,973	20,593
Sea-Cat Crewzer	50.0%	17,532	—
Illinois Corn Processing	50.0%	16,574	—
SCFCo Holdings	50.0%	13,219	11,455
C-Lift	50.0%	8,829	9,260
Soylutions	50.0%	8,598	8,585
Nautical Power	50.0%	8,209	4,978
Avion	39.1%	8,097	9,681
Other	30.0%-50.0%	29,555	27,612

		$186,814	$150,062

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2009	2008
Current assets	$122,345	$93,862
Noncurrent assets	408,707	353,741
Current liabilities	38,218	35,070
Noncurrent liabilities	156,789	167,217

	2009	2008	2007
Operating Revenues	$259,720	$200,326	$120,091
Costs and Expenses:
Operating and administrative	173,230	131,244	73,265
Depreciation	22,122	15,474	10,107

	195,352	146,718	83,372

Operating Income	$64,368	$53,608	$36,719

Net Income	$43,631	$45,346	$43,260

As of December 31, 2009 and 2008, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $49.8 million and $44.5 million, respectively.

Seaspraie. The Company and a financial investor created Seaspraie Holdings LLC (“Seaspraie”), to own inland marine transportation assets with a view toward generating cash returns, which may be enhanced by entering into strategic positions in marketable securities and commodity futures. During 2007, the Company contributed 61 dry cargo barges, three liquid tank barges and a fixed price construction contract with an aggregate value of $33.0 million to the joint venture. During the year ended December 31, 2008, the Company recorded a $1.3 million loss, net of tax primarily resulting from an impairment charge recognized by the joint venture on prime broker exposure. During the years ended 2009, 2008 and 2007, the Company received fees of $2.5 million, $2.7 million and $2.2 million, respectively, related to the management of Seaspraie’s barges.

Dart. On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after-market helicopter accessories. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in goodwill of $3.2 million. The fair value analysis of the assets and liabilities acquired was finalized in September 2009.

Sea-Cat Crewzer. On July 27, 2009, the Company and another offshore support vessel operator formed Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”), a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. Each partner contributed one high speed offshore catamaran crew boat and cash with a combined value of $17.3 million. The Company contributed one high speed offshore catamaran crew boat valued at $14.7 million and cash of $2.6 million. In addition, immediately prior to the formation of the joint venture, the Company sold one high speed offshore catamaran crew boat to its joint venture partner for $16.9 million, who then contributed the vessel to the joint venture along with $0.4 million in cash. During the year ended 2009, the Company received $0.3 million of vessel management fees from this joint venture. Subsequent to December 31, 2009, Sea-Cat Crewzer entered into a $22.0 million five year term loan secured by a first preferred mortgage on each of the two vessels owned by Sea-Cat Crewzer. The term loan has an interest rate of LIBOR plus 275 basis points and calls for quarterly principal and interest payments with a balloon payment due at maturity. The Company is a guarantor of 50% of Sea-Cat Crewzer’s debt. The amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. Upon funding of the term loan, Sea-Cat Crewzer distributed $9.0 million to each of its partners.

Illinois Corn Processing. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company’s joint venture partner contributed a previously shuttered manufacturing plant and then immediately sold a 50% interest to the Company for $15.0 million in cash. The Company also provided a $10.0 million 5 year term loan and a $20.0 million three year revolving line of credit to ICP. As of December 31, 2009, ICP had drawn $2.0 million on the term loan and there was no outstanding balance on the revolving credit facility.

SCFCo Holdings. On February 20, 2007, the Company and a third party in South America formed SCFCo Holdings LLC (“SCFCo”), a 50-50 joint venture, to operate four towboats and 72 dry cargo barges on the Parana-Paraguay Rivers. Each party contributed $5.2 million to SCFCo and the joint venture secured bank financing to purchase the equipment. In 2008, SCFCo agreed to expand its operation to include two additional towboats and 40 dry cargo barges. In order to purchase the additional equipment, SCFCo expanded its bank financing and each partner contributed an additional $6.1 million in capital. During the year ended December 31, 2008, the Company sold 40 dry cargo barges to the joint venture for $22.0 million. During the year ended December 31, 2007, the Company sold four towboats and 67 dry cargo barges to the joint venture for $43.9 million.

C-Lift. C-Lift LLC (“C-Lift”) was established to construct and operate two lift boats which began operations in the fourth quarter of 2007. The Company is a guarantor of 50% of C-Lift’s outstanding debt and its guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2009, the Company’s guarantee was $14.4 million.

Soylutions. Soylutions LLC (“Soylutions”) operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

Nautical Power. Nautical Power, LLC (“Nautical Power”) was established to operate one offshore support vessel. Nautical Power bareboat charters the vessel from a leasing company and that charter terminates in 2011. The Company is a guarantor of 50% of the charter payments and its guarantee reduces as payments are made. As of December 31, 2009, the Company’s guarantee was $2.4 million.

Avion. Avion Pacific Limited (“Avion”), is a distributor of aircraft and aircraft related parts. During the year ended December 31, 2008, the Company invested $1.0 million and increased its ownership to 39.1%. As of December 31, 2009 and 2008, the Company had outstanding loans to Avion totaling $3.6 million and $4.7 million, respectively.

Other. The Company’s other business ventures include offshore marine businesses that operate nine vessels, eight owned and one bareboat chartered-in, inland river services’ businesses that operate six inland river towboats and a fabrication facility, a business that operates a dry cargo vessel, environmental services businesses, aviation services’ businesses, including a flight training center and an environmental remediation equipment manufacturer.

One of these offshore marine businesses obtained bank debt to finance the acquisition of four offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties of the joint venture to fund the uncalled capital commitments as defined in the joint venture’s partnership agreement. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $3.1 million as of December 31, 2009. The Company manages the vessels on behalf of the joint venture and guarantees the outstanding charter receivables of the joint venture if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2009, the Company’s contingent guarantee of outstanding charter receivables was $7.4 million. During the years ended 2009, 2008 and 2007, the Company received $0.5 million, $0.5 million and $0.4 million, respectively, of vessel management fees from this joint venture. Subsequent to December 31, 2009, the joint venture sold two offshore support vessels for $34.0 million resulting in a $3.2 million gain.

As of December 31, 2009, the Company had received net advances of $0.3 million from certain of these joint ventures. The Company is also a guarantor of up to $0.5 million as security for the contract performance by another joint venture of which the Company owns 50%.

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

As of December 31, 2009 and 2008, the Company’s construction reserve funds of $273.2 million and $287.9 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the year ended December 31, 2009, construction reserve fund account transactions included withdrawals of $70.0 million and deposits of $55.3 million. During the year ended December 31, 2008, construction reserve fund account transactions included withdrawals of $215.5 million and deposits of $116.0 million. During the year ended December 31, 2007, construction reserve fund account transactions included withdrawals of $169.7 million and deposits of $207.2 million.

7.	INCOME TAXES

Income before income tax expense and equity in earnings of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 are included in the table below (in thousands). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	2009	2008	2007
United States	$151,814	$295,763	$304,380
Foreign	50,975	34,849	91,099
Eliminations	12,225	(12,686)	(51,657)

	$215,014	$317,926	$343,822

As of December 31, 2009, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $180.5 million.

The Company files a consolidated U.S. federal tax return. Income tax expense (benefit) consisted of the following components for the years ended December 31 and are included in the table below (in thousands). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	2009	2008	2007
Current:
State	$3,278	$4,359	$1,552
Federal	5,723	45,143	(548)
Foreign	10,486	25,019	12,595

	19,487	74,521	13,599

Deferred:
State	1,901	(4,453)	5,019
Federal	61,152	40,459	107,102
Foreign	(48)	45	2,121

	63,005	36,051	114,242

	$82,492	$110,572	$127,841

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	1.5%	1.3%	1.0%
State effective tax rate changes	1.0%	(1.2)%	—%
State taxes	0.9%	0.7%	1.7%
Other	0.0%	(1.0)%	(0.5)%

	38.4%	34.8%	37.2%

During the years ended December 31, 2009 and 2008, the Company recognized an income tax expense of $2.2 million and an income tax benefit of $4.0 million, respectively, on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors.

The components of the net deferred income tax liabilities for the years ended December 31 are included in the table below (in thousands). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	2009	2008
Deferred tax liabilities:
Property and Equipment	$523,025	$498,702
Unremitted earnings of foreign subsidiaries	23,892	2,144
Investments in 50% or Less Owned Companies	23,835	21,182
Long-term Debt	15,627	22,656
Intangible Assets	5,465	6,534
Other	14,122	6,157

Total deferred tax liabilities	605,966	557,375

Deferred tax assets:
Foreign tax credit carryforwards	13,352	18,211
Share award plans	6,545	5,337
Deductible goodwill	904	3,022
Other	20,150	27,114

Total deferred tax assets	40,951	53,684
Valuation allowance	(7,071)	(6,600)

Net deferred tax assets	33,880	47,084

Net deferred tax liabilities	$572,086	$510,291

The Company’s valuation allowance had included $17.4 million of reserves established as part of the Company’s July 1, 2005 acquisition of Seabulk International, Inc. (“Seabulk Merger”) relating to acquired foreign tax credit carryforwards and federal and state net operating loss carryforwards. During the year ended December 31, 2008, the Company reduced its valuation allowance by $2.0 million for acquired foreign tax credit carryforwards and federal net operating loss carryforwards that it was unable to utilize. Based on the expected future utilization of remaining acquired carryforwards as of December 31, 2008, the Company also reduced its valuation allowance by $11.0 million with a corresponding reduction in goodwill associated with the Seabulk Merger.

As of December 31, 2009, the Company has foreign tax credit carryforwards of $13.4 million that expire from 2011 through 2015. The Company believes it is more likely than not that the Company’s foreign tax credit carryforwards, with the exception of $3.1 million, will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

During the year ended December 31, 2009, the Company increased its valuation allowance for state net operating loss carryforwards by $0.5 million to $4.0 million.

The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the year ended December 31, 2009, an additional net income tax expense was recorded in stockholders’ equity of $0.3 million. For the years ended December 31, 2008 and 2007, an additional net income tax benefit was recorded in stockholders’ equity of $1.2 million and $1.4 million, respectively.

In November 2009, the Internal Revenue Service completed its audits of the Company’s tax returns for the years ended December 31, 2004 and 2005 and a subsidiary’s tax returns for the years ended December 31, 2003 and 2004. The results of the completed audits had no material impact on the Company’s consolidated financial position or its results of operations.

8.	LONG-TERM DEBT

The Company’s borrowings as of December 31 are included in the table below (in thousands). Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt as discussed below.

	2009	2008
7.375% Senior Notes (excluding unamortized discount of $1.6 million)	$250,000	$—
2.875% Convertible Debentures	—	249,996
5.875% Senior Notes (excluding unamortized discount of $0.7 million)	181,105	199,500
Title XI Bonds (excluding unamortized discount of $10.3 million)	167,177	176,781
9.5% Senior Notes	—	101,880
7.2% Senior Notes	—	69,777
Revolving Credit Facility	125,000	100,000
Other (excluding unamortized discount of $1.2 million)	75,633	61,811

	798,915	959,745
Portion due within one year	(36,436)	(33,671)
Debt discount, net	(13,775)	(30,385)

	$748,704	$895,689

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2010	$36,436
2011	12,520
2012	214,126
2013	136,296
2014	11,943
Years subsequent to 2014	387,594

$798,915

7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”) and received net proceeds of $245.9 million. The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the “2009 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2009 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined.

2.875% Convertible Debentures. On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the “2.875% Convertible Debentures”). During 2009, the Company settled all of its outstanding 2.875% Convertible Debentures. Interest on the 2.875% Convertible Debentures was payable semi-annually on June 15 and December 15 of each year. The 2.875% Convertible Debentures were convertible into shares of Common Stock at any time at an initial conversion price of $73.15 per share of Common Stock. As of December 31, 2008, the Company had reserved 3,417,570 shares of Common Stock, the maximum number of shares needed upon conversion.

Effective January 1, 2009, the Company adopted new accounting rules established by the FASB related to its convertible debt that requires the Company to account separately for the liability and equity components in a manner that reflects the Company’s non-convertible debt borrowing rate. The resulting debt discount was being amortized over the period the debt was expected to be outstanding as additional non-cash interest expense. Upon adoption of the new accounting rules, the Company recorded the impact on a retrospective basis for all periods presented and adjusted previously reported equity as of December 31, 2006 by increasing additional paid-in capital $33.9 million and reducing retained earnings $9.0 million. For the years ended December 31, 2009, 2008 and 2007, the impact of adopting the new accounting rules on the Company’s consolidated statements of income was an additional $8.0 million, $7.9 million and $7.4 million of pre-tax, non-cash interest expense, respectively. For the years ended December 31, 2009, 2008 and 2007, the impact of the adopting the new accounting rules on basic earnings per common share of SEACOR Holdings Inc. was a reduction of $0.26, $0.25 and $0.20 per share, respectively. Previously reported diluted earnings per common share of SEACOR Holdings Inc. remained unchanged.

During 2009, the Company’s outstanding Convertible Debentures were purchased through open market transactions, converted into Common Stock by the debenture holders, or redeemed in cash. Total consideration paid by the Company on these settlements of the Convertible Debentures was $253.8 million, including 2,918,977 shares of Common Stock valued at $217.2 million and $36.6 million in cash. Consideration of $240.3 million, including Common Stock valued at $205.7 million and $34.6 million in cash, was allocated to the settlement of long-term debt resulting in a debt extinguishment loss of $9.4 million included in the accompanying consolidated statements of income. Consideration of $13.5 million, including Common Stock valued at $11.5 million and $2.0 million in cash, was allocated to the purchase of the conversion option embedded in the Convertible Debentures as included in the accompanying consolidated statements of changes in equity.

5.875% Senior Notes. In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the “5.875% Senior Notes”). The 5.875% Senior Notes were issued under a supplemental indenture dated as of September 27, 2002 (the “2002 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5.875% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 5.875% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2002 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined. During the year ended December 31, 2009, the Company purchased $18.4 million, principal amount, of its 5.875% Senior Notes at a price of 100 percent of par without a material gain or loss. During the year ended December 31, 2008, the Company purchased $0.5 million, principal amount, of its 5.875% Senior Notes at a price of 86 percent of par without a material gain or loss.

Title XI Bonds. Five double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of the Company (the “Title XI companies”) were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”). Seven series of bonds comprise the Title XI Bonds bearing interest at rates ranging from 6.50% to 7.54% with semi-annual principal and interest payments and maturing through June 2024. Beginning in June 2006, the Company was eligible to make additional principal payments equal to the regularly scheduled semi-annual principal payment on two of the Title XI Bonds which may be used to offset future principal payments at the Company’s discretion. During the years ended December 31, 2009, 2008 and 2007, the Company made $2.6 million, $1.2 million and $2.2 million, respectively, in additional principal payments in accordance with the terms of the Title XI financing. As of December 31, 2009, the Company had paid additional principal of $8.1 million in the aggregate in accordance with the terms of the Title XI financing.

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2009 and 2008, the Title XI reserve fund account balances were $16.6 million and $17.9 million, respectively.

The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2009 and 2008, the Title XI companies held $34.0 million and $20.5 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements.

In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2009 of the Title XI tankers was $285.2 million.

9.5% Senior Notes. In 2003, Seabulk International Inc. issued $150.0 million of Senior Notes due 2013 (the “9.5% Senior Notes”). On September 14, 2009, the Company redeemed all of its then outstanding 9.5% Senior Notes. Interest on the 9.5% Senior Notes was payable semi-annually on February 15 and August 15 of each year. During the year ended December 31, 2009, the Company purchased $20.2 million, principal amount, of its 9.5% Senior Notes at an average price of 100 percent and redeemed $81.7 million of the remaining outstanding principal for $84.3 million. The purchases and redemption during the year ended December 31, 2009 resulted in gains of $4.7 million. During the year ended December 31, 2008, the Company purchased $36.6 million, principal amount, of its 9.5% Senior Notes at an average price of 91 percent of par and recognized a gain of $6.2 million on the purchase.

7.2% Senior Notes. In 1997, SEACOR sold $150.0 million aggregate principal amount of its 7.2% Senior Notes due 2009 (the “7.2% Senior Notes”). The offering was made to qualified institutional buyers, a limited number of institutional accredited investors, and in offshore transactions, exempt from registration under U.S. federal securities laws. The 7.2% Senior Notes were issued under an indenture (the “1997 Indenture”) between SEACOR and First Trust National Association, as trustee. Interest on the 7.2% Senior Notes was payable semi-annually on March 15 and September 15 of each year. During the year ended December 31, 2009, the Company purchased $37.0 million, principal amount, of its 7.2% Senior Notes at an average price of 101 percent of par and recognized a loss of $0.4 million on the purchase. On September 15, 2009, the Company settled the remaining $32.8 million of outstanding 7.2% Senior Notes upon maturity. During the year ended December 31, 2008, the Company purchased $64.7 million, principal amount, of its 7.2% Senior Notes at an average price of 100 percent of par and recognized a loss of $0.1 million on the purchase.

SEACOR Revolving Credit Facility. The Company has a $450.0 million unsecured revolving credit facility that matures in November 2013. Advances under the facility are available for general corporate purposes. This facility will be reduced by 10% of the maximum committed amount during its term at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through the first five years and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through the first five years and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of December 31, 2009, the Company had $125.0 million outstanding borrowings under the revolving credit facility and the remaining availability under this facility was $322.9 million, net of issued letters of credit of $2.1 million. Subsequent to December 31, 2009, $1.0 million of the letters of credit issued under the revolving credit facility were cancelled.

Other. The Company has various other obligations including ship, equipment and facility mortgages, notes payable to prior owners of acquisitions and short term financing for certain Commodity Trading and Logistics inventories. These obligations have maturities ranging from several days through May 2021 and, as of December 31, 2009, have interest rates ranging from 3.0% to 8.5%, and require periodic payments of interest and principal.

As of December 31, 2009, the Company had other outstanding letters of credit, apart from the revolving credit facility, totaling $46.8 million with various expiration dates through 2010.

9.	CAPITAL LEASE OBLIGATIONS

The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2010	$1,402
2011	1,402
2012	2,657
2013	2,959

Total minimum lease payments	8,420
Premium on capital leases	343
Less amounts representing interest	(1,173)

Present value of minimum lease payments (including current portion of $966)	$7,590

As of December 31, 2009 and 2008, the Company had $11.6 million and $12.1 million, respectively, of equipment subject to capital lease obligations. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying consolidated statements of income.

10.	COMMON STOCK AND DEBT REPURCHASES

From time to time, SEACOR’s Board of Directors grants authorization to purchase shares of Common Stock, and up until their redemption in December 2009, its 2.875% Convertible Debentures. During the years ended December 31, 2009, 2008 and 2007, the Company acquired for treasury 606,576, 2,824,717 and 2,366,880, respectively, shares of Common Stock for an aggregate purchase price of $45.9 million, $240.1 million and $213.3 million, respectively. During the year ended December 31, 2009, the Company repurchased $3.8 million, principal amount, of its 2.875% Convertible Debentures for an aggregate purchase price of $3.7 million. As of December 31, 2009, SEACOR had authorization to repurchase $102.2 million of Common Stock and on February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority for a total expenditure of up to $250.0 million.

Additionally, the Company may purchase, separate from such authorization as noted above, any or all of its 5.875% Senior Notes and its 7.375% Senior Notes. Securities are acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

11.	SAVINGS PLANS

SEACOR Savings Plan. The Company provides a defined contribution plan to its employees (the “Savings Plan”). The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $3.1 million, $3.2 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2009 and 2008, the Company had an obligation of $3.5 million and $4.7 million, respectively, related to the Deferred Compensation Plan and is included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ ability to amend or terminate the plan).

12.	SHARE BASED COMPENSATION

Share Incentive Plans. SEACOR’s stockholders approved the 2007 Share Incentive Plan to provide for the grant of options to purchase shares of Common Stock, stock appreciation rights, restricted stock, stock awards, performance awards and restricted stock units to non-employee directors, key officers and employees of the Company. The 2007 Share Incentive Plan superseded the 1992 Non-Qualified Stock Option Plan, the 1996 Share

Incentive Plan, the 2003 Non-Employee Director Share Incentive Plan and the 2003 Share Incentive Plan (collectively, the “Share Incentive Plans”). The Compensation Committee of the Board of Directors administers the Share Incentive Plans. A total of 4,650,000 shares of Common Stock have been authorized for grant under the Share Incentive Plans. All shares issued pursuant to such grants are newly issued shares of Common Stock. The exercise price per share of options granted cannot be less than 100% of the fair market value of Common Stock at the date of grant under the Share Incentive Plans. Grants to date have been limited to stock awards, restricted stock, restricted stock units and options to purchase shares of Common Stock.

Restricted stock and restricted stock units typically vest from one to five years after grant and options to purchase shares of Common Stock typically vest and become exercisable from one to five years after date of grant. Options to purchase shares of Common Stock granted under the Share Incentive Plans expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the Share Incentive Plans, restricted stock and restricted stock units vest immediately and options to purchase shares of Common Stock vest and become immediately exercisable.

Employee Stock Purchase Plans. SEACOR’s stockholders approved the 2009 Employee Stock Purchase Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Employee Stock Purchase Plans”) to permit the Company to offer Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the Employee Stock Purchase Plans for six-month offering periods. The Employee Stock Purchase Plans are intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of SEACOR may amend or terminate the Employee Stock Purchase Plans at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the Employee Stock Purchase Plans may be made without stockholder approval. A total of 600,000 shares of Common Stock have been approved for purchase under the Employee Stock Purchase Plans with all shares issued from those held in treasury. Each of the Employee Stock Purchase Plans has a term of ten years.

Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2009	2008	2007
Restricted stock awards granted	141,750	141,190	131,905

Restricted stock awards forfeited	(7,550)	(2,320)	(9,000)

Director stock awards granted	5,000	5,000	5,000

Restricted Stock Unit Activities:
Outstanding as of the beginning of year	1,445	1,820	5,102
Granted	600	—	1,600
Converted to shares	(975)	(375)	(4,882)

Outstanding as of the end of year	1,070	1,445	1,820

Shares released from Deferred Compensation Plan	(1,207)	(1,207)	(1,207)

Stock Option Activities:
Outstanding as of the beginning of year	1,129,685	1,017,031	877,025
Granted	223,850	203,138	210,250
Exercised	(93,394)	(90,221)	(63,094)
Forfeited	(23,070)	(263)	(7,150)
Expired	(16,470)	—	—

Outstanding as of the end of year	1,220,601	1,129,685	1,017,031

Employee Stock Purchase Plan shares issued	49,077	31,703	27,550

Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	1,624,172	722,699	1,102,867

During the years ended December 31, 2009, 2008 and 2007, the Company recognized $13.4 million, $12.7 million and $10.2 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2009, the Company had approximately $29.5 million in total unrecognized compensation costs of which $11.1 million and $8.9 million are expected to be recognized in 2010 and 2011, respectively, with the remaining balance recognized through 2014.

The weighted average values of grants under the Company’s Share Incentive Plans were $36.57, $51.65 and $55.28 for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of each option granted during the years ended December 31, 2009, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 31.5%, 23.5% and 22.3%, respectively, (c) weighted average discount rates of 2.04%, 2.49% and 4.43%, respectively, and (d) expected lives of 5.66 years, 5.55 years and 5.33 years, respectively.

During the year ended December 31, 2009, the number of shares and the weighted average grant price of restricted stock and restricted stock unit transactions were as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2008	298,681	$89.72	1,445	$95.58
Granted	141,750	$56.71	600	$56.65
Vested	(92,263)	$85.25	(975)	$97.04
Forfeited	(7,550)	$77.36	—	$—

Nonvested as of December 31, 2009	340,618	$77.47	1,070	$72.42

During the years ended December 31, 2009, 2008 and 2007, the total grant date fair value of restricted stock and restricted stock units that vested was $8.0 million, $6.2 million and $4.3 million, respectively.

During the year ended December 31, 2009, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2008	496,350	$24.01	633,335	$55.09	1,129,685	$67.21
Granted	223,850	$23.76	—	$—	223,850	$71.10
Vested	(176,560)	$22.69	176,560	$79.50	—	$—
Exercised	—	$—	(93,394)	$37.03	(93,394)	$37.03
Forfeited	(23,070)	$24.61	—	$—	(23,070)	$83.42
Expired	—	$—	(16,470)	$90.47	(16,470)	$90.47

Outstanding, as of December 31, 2009	520,570	$24.32	700,031	$62.80	1,220,601	$69.61

During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of exercised stock options was $3.8 million, $4.4 million and $3.9 million, respectively. As of December 31, 2009, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 6.21 and 4.82 years, respectively. As of December 31, 2009, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $14.6 million and $12.6 million, respectively.

13.	RELATED PARTY TRANSACTIONS

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Chief Executive Officer of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant’s two children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR. In the years ended December 31, 2009, 2008 and 2007, Mr. Fabrikant and his affiliates earned $1.0 million, $1.7 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million,

$0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2009, 2008 and 2007, the Company owed Mr. Fabrikant and his affiliates $0.4 million, $0.7 million and $0.5 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

During the year ended December 31, 2008, the Company purchased a barge from Mr. Fabrikant’s sister for $0.5 million and sold it to Inland River Services’ South American joint venture. The proceeds received by Mr. Fabrikant’s sister were deposited into a construction reserve fund established by her that is managed by the Company. Additionally, during the year ended December 31, 2008, the Company, on behalf of Mr. Fabrikant, sold three barges owned by him for scrap, for $0.3 million.

14.	COMMITMENTS AND CONTINGENCIES

The Company’s unfunded capital commitments as of December 31, 2009 consisted primarily of offshore support vessels, helicopters and inland river dry cargo barges and totaled $96.2 million, of which $88.3 million is payable during 2010 and the balance payable in 2011. Of the total unfunded capital commitments, $0.8 million may be terminated without further liability. Subsequent to December 31, 2009, the Company committed to purchase additional equipment for $115.2 million.

Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to these prohibitions, Seabulk International, Inc., (“Seabulk”) a subsidiary of SEACOR acquired in July 2005, filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury in December 1999 and January and May 2002. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three Seabulk vessels that called in Sudan for several months in 1999 and January 2000 and charters with third parties involving several of Seabulk’s vessels that called in Iran in 1998. In March 2003, Seabulk received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against Seabulk or certain individuals who knowingly participated in such activity. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its consolidated financial position or its results of operations.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $53.1 million as of December 31, 2009 and such tankers contributed operating revenues of $20.2 million during the year ended December 31, 2009.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The preliminary results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $720.0 million (£450.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit at $8.64 million (£5.4 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $284.2 million. No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.0 million. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the complaint. The District Court has yet to rule on that motion.

SEACOR Marine, LLC, a subsidiary of the Company, has two pending actions against it for alleged breaches of the California Wage Act. Bailey v. SEACOR Marine, LLC, is a class action filed on behalf of the crew members (current and terminated) who worked on the Company’s vessels while they were based in California. Schoenfeld v. SEACOR Marine, LLC, is an individual claim filed by Mr. Schoenfeld, even though he himself is a member of the class described in the Bailey case. At this early stage, no definitive estimate can be made as to the probability or magnitude of exposure in the cases. Outside legal counsel’s initial investigation suggests that there is a substantial legal question as to whether federal maritime law preempts the application of state law to the SEACOR vessels in question. If the court decides California wage laws do apply, and a class is certified, there may be financial exposure. Mediation is scheduled for the end of February 2010, and the Company intends to vigorously defend against these claims.

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position or its results of operations.

As of December 31, 2009, the Company leases 27 offshore support vessels, resulting primarily from sale-leaseback transactions, twelve helicopters, four barges, three harbor tugs and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease term as they become payable. Leases generally contain purchase and lease renewal options at fair market value or rights of first refusal with respect to the sale or lease and range in duration from one to six years. Certain of the gains realized from various sale-leaseback transactions, totaling $0.7 million and $57.0 million in 2008 and 2007, respectively, have been deferred in the accompanying consolidated balance sheets and are being credited to income as reductions in rental expense over the lease terms. No gains were deferred in 2009. The total rental expense for the Company’s operating leases in 2009, 2008 and 2007 totaled $65.5 million, $66.4 million and $62.1 million, respectively.

Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2009 were as follows (in thousands):

Minimum Payment
2010	$34,726
2011	31,170
2012	18,947
2013	5,617
2014	4,411
Years subsequent to 2014	8,777

15.	MAJOR CUSTOMERS AND SEGMENT DATA

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

Offshore Marine Services. Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 33%, 43% and 51% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Marine Transportation Services. Marine Transportation Services operates a fleet of U.S.-flag product tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade. This segment contributed 5%, 7% and 9% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Inland River Services. Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry’s newest fleets of dry cargo and liquid tank barges transporting agricultural, industrial, chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations used in barge loading and unloading activities, and deck barges for specialized projects. It also manages barges for third parties. Inland River Services contributed 9%, 9% and 9% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Aviation Services. Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, aircraft leasing, transportation services to hospitals, and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft at its fixed base operation at Ted Stevens Anchorage International Airport. It also provides aircraft and flight crews under contracts, provides flight training services and manages customer-owned aircraft. Aviation Services operates a FAA approved maintenance repair station in Lake Charles, LA. Aviation Services contributed 14%, 15% and 16% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Environmental Services. Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Environmental Services also provides other services to oil, chemical, industrial and government clients including hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services. Business is conducted primarily through the Company’s wholly owned subsidiaries:

National Response Corporation (“NRC”), O’Brien’s Response Management Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 8%, 10% and 12% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Commodity Trading and Logistics. Commodity Trading and Logistics operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are rice, sugar, ethanol and clean blendstocks. Commodity Trading and Logistics contributed 28%, 13% and 1% of consolidated operating revenues in 2009, 2008 and 2007, respectively.

Other Activities.

Harbor and Offshore Towing Services. As of December 31, 2009, Harbor and Offshore Towing Services operated a total of six ocean liquid tank barges and 31 vessels, of which 15 were conventional tugs, six were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs.

Other Joint Ventures, Leasing and Other Activities. The Company has minority equity investments in various entities which include a company that designs and manufactures water treatment systems for sale or lease, and two aviation services businesses in Asia. The Company also engages in lending and leasing activities.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments. Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2009
Operating Revenues:
External customers	557,269	92,866	143,503	235,595	145,648	472,575	63,882	—	1,711,338
Intersegment	5,022	—	11,595	72	119	—	472	(17,280)	—

	562,291	92,866	155,098	235,667	145,767	472,575	64,354	(17,280)	1,711,338

Costs and Expenses:
Operating	309,635	50,568	89,444	147,955	103,761	460,713	40,572	(17,552)	1,185,096
Administrative and general	47,031	4,122	8,764	21,396	25,452	12,644	10,422	32,167	161,998
Depreciation and amortization	54,869	32,006	19,357	37,358	7,150	29	8,172	1,151	160,092

	411,535	86,696	117,565	206,709	136,363	473,386	59,166	15,766	1,507,186

Gains (Losses) on Asset Dispositions and Impairments, Net	22,490	—	4,706	316	(197)	—	363	(3)	27,675

Operating Income (Loss)	173,246	6,170	42,239	29,274	9,207	(811)	5,551	(33,049)	231,827

Other Income (Expense):
Derivative gains (losses), net	(175)	—	—	266	—	4,028	—	6,842	10,961
Foreign currency gains (losses), net	2,451	(1)	—	1,439	9	498	136	3,555	8,087
Other, net	182	—	—	—	—	25	(54)	91	244
Equity in Earnings (Losses) of 50% or Less Owned Companies	9,867	—	3,882	(487)	225	(95)	(811)	—	12,581

Segment Profit	185,571	6,169	46,121	30,492	9,441	3,645	4,822

Other Income (Expense) not included in Segment Profit									(36,105)
Less Equity Earnings included in Segment Profit									(12,581)

Income Before Taxes, Minority Interest and Equity Earnings									215,014

Capital Expenditures	39,135	124	14,711	90,762	7,336	120	23,076	4,760	180,024

As of December 31, 2009
Property and Equipment	727,256	364,745	267,971	523,195	35,728	228	155,599	4,026	2,078,748
Investments, at Equity, and Receivables from 50% or Less Owned Companies	48,460	—	84,581	26,399	2,109	14,567	10,698	—	186,814
Goodwill	13,367	—	1,743	353	37,806	—	1,302	—	54,571
Intangible Assets	10,226	2,332	1,465	—	8,891	—	640	—	23,554
Other current and long-term assets, excluding cash and near cash assets(1)	171,521	8,658	56,914	69,679	41,943	86,676	27,061	59,673	522,125

Segment Assets	970,830	375,735	412,674	619,626	126,477	101,471	195,300

Cash and near cash assets(1)									857,807

Total Assets									3,723,619

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2008
Operating Revenues:
External customers	705,967	114,028	138,662	248,569	167,948	208,264	72,518	—	1,655,956
Intersegment	2,761	—	5,360	58	82	—	363	(8,624)	—

	708,728	114,028	144,022	248,627	168,030	208,264	72,881	(8,624)	1,655,956

Costs and Expenses:
Operating	390,102	72,246	82,419	181,490	117,326	189,905	45,821	(8,193)	1,071,116
Administrative and general	58,422	6,302	7,887	20,130	27,527	8,960	9,966	35,684	174,878
Depreciation and amortization	55,634	32,013	16,582	36,411	7,053	—	7,750	983	156,426

	504,158	110,561	106,888	238,031	151,906	198,865	63,537	28,474	1,402,420

Gains (Losses) on Asset Dispositions and Impairments, Net	69,206	3,629	10,394	4,883	124	—	1,315	(398)	89,153

Operating Income (Loss)	273,776	7,096	47,528	15,479	16,248	9,399	10,659	(37,496)	342,689

Other Income (Expense):
Derivative gains (losses), net	—	—	—	274	—	(429)	15	(13,448)	(13,588)
Foreign currency gains (losses), net	(422)	55	—	271	(318)	70	(149)	(7,344)	(7,837)
Other, net	(12)	—	16	38	—	8	4	266	320
Equity in Earnings (Losses) of 50% or Less Owned Companies	11,068	—	388	(461)	616	173	285	—	12,069

Segment Profit	284,410	7,151	47,932	15,601	16,546	9,221	10,814

Other Income (Expense) not included in Segment Profit									(3,658)
Less Equity Earnings included in Segment Profit									(12,069)

Income Before Taxes, Minority Interest and Equity Earnings									317,926

Capital Expenditures	113,306	6,727	54,562	220,623	8,999	—	23,256	1,005	428,478

As of December 31, 2008
Property and Equipment	794,461	396,242	276,471	495,410	33,099	—	140,159	3,674	2,139,516
Investments, at Equity, and Receivables from 50% or Less Owned Companies	27,674	—	77,938	27,415	1,839	2,186	13,010	—	150,062
Goodwill	13,367	—	1,493	353	34,981	—	1,302	—	51,496
Intangible Assets	12,623	2,717	1,788	—	10,603	—	747	—	28,478
Other current and long-term assets, excluding cash and near cash assets(1)	165,746	11,838	40,561	63,154	58,039	47,037	25,759	22,165	434,299

Segment Assets	1,013,871	410,797	398,251	586,332	138,561	49,223	180,977

Cash and near cash assets(1)									655,803

Total Assets									3,459,654

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2007
Operating Revenues:
External customers	692,245	116,037	121,248	215,039	155,375	9,600	49,686	—	1,359,230
Intersegment	173	—	—	—	1,451	—	346	(1,970)	—

	692,418	116,037	121,248	215,039	156,826	9,600	50,032	(1,970)	1,359,230

Costs and Expenses:
Operating	374,474	90,702	57,458	157,240	111,297	9,731	33,421	(1,920)	832,403
Administrative and general	51,908	5,309	6,807	18,865	23,310	855	8,394	31,869	147,317
Depreciation and amortization	60,523	38,248	16,307	27,561	4,853	—	5,506	1,309	154,307

	486,905	134,259	80,572	203,666	139,460	10,586	47,321	31,258	1,134,027

Gains (Losses) on Asset Dispositions and Impairments, Net	82,534	—	30,562	8,032	175	—	1,270	(1)	122,572

Operating Income (Loss)	288,047	(18,222)	71,238	19,405	17,541	(986)	3,981	(33,229)	347,775

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(2,695)	—	736	(233)	13,027	10,835
Foreign currency gains (losses), net	(760)	43	—	44	(61)	—	(115)	1,079	230
Other, net	10	—	108	613	(1)	—	118	(859)	(11)
Equity in Earnings (Losses) of 50% or Less Owned Companies	14,221	—	7,650	(8)	237	—	(35)	—	22,065

Segment Profit (Loss)	301,518	(18,179)	78,996	17,359	17,716	(250)	3,716

Other Income (Expense) not included in Segment Profit (Loss)									(15,007)
Less Equity Earnings included in Segment Profit									(22,065)

Income Before Taxes, Minority Interest and Equity Earnings									343,822

Capital Expenditures	344,377	14,295	30,844	133,829	6,367	—	6,180	1,716	537,608

As of December 31, 2007
Property and Equipment	807,210	431,517	225,052	332,709	29,223	—	113,358	4,083	1,943,152
Investments, at Equity, and Receivables from 50% or Less Owned Companies	21,023	—	71,426	6,016	884		9,939	—	109,288
Goodwill	21,421	178	1,492	352	32,666	—	4,117	—	60,226
Intangible Assets	15,221	3,092	2,454	—	8,882	—	851	—	30,500
Other current and long-term assets, excluding cash and near cash assets(1)	169,598	8,891	34,003	76,000	55,949	2,798	16,704	57,615	421,558

Segment Assets	1,034,473	443,678	334,427	415,077	127,604	2,798	144,969

Cash and near cash assets(1)									1,001,721

Total Assets									3,566,445

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In 2009, 2008 and 2007, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2009, 2008 and 2007, approximately 30%, 32% and 30%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet. These vessels are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these vessels may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2009	2008	2007
Operating Revenues:
United States	$1,190,218	$1,130,867	$946,298
Africa, primarily West Africa	191,360	162,998	160,046
United Kingdom, primarily North Sea	73,848	80,025	77,959
Asia	35,737	45,226	33,429
Middle East	81,970	88,421	55,684
Mexico, Central and South America	115,703	118,381	50,000
Other	22,502	30,038	35,814

	$1,711,338	$1,655,956	$1,359,230

The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2009	2008	2007
Property and Equipment:
United States	$1,386,745	$1,512,645	$1,569,974
Africa, primarily West Africa	128,745	122,261	91,281
United Kingdom, primarily North Sea	69,893	47,297	39,099
Asia	49,550	46,586	46,660
Middle East	83,107	81,367	56,550
Mexico, Central and South America	306,265	273,169	101,548
Other	54,443	56,191	38,040

	$2,078,748	$2,139,516	$1,943,152

16.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Supplemental information for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Income taxes paid	$47,535	$31,560	$19,960
Income taxes refunded	7,534	6,991	40
Interest paid	49,041	54,649	50,241
Schedule of Non-Cash Investing and Financing Activities:
Company financed purchase of vessels	—	33,381	16,489
Company financed purchase of noncontrolling interests	7,000	—	—
Company financed sale of vessels	7,603	1,500	—
Contribution of assets to business ventures	14,685	2,517	33,027
Settlement of Convertible Debentures, including purchase of conversion option – Common Stock	217,174	—	—
Acquisition of Waxler – Common Stock	—	—	19,110
Acquisitions of Trident and RMA – Notes payable	—	504	—

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year. Certain prior period information has been retrospectively adjusted to reflect the adoption of new accounting rules established by the FASB related to the Company’s convertible debt (see Note 8).

	Dec. 31,	Sept. 30,	June 30,	March 31,
2009
Operating Revenues	$476,510	$446,079	$389,233	$399,516
Operating Income	46,646	42,062	53,201	89,918
Net Income	22,429	26,240	42,641	53,793
Net Income attributable to SEACOR Holdings Inc.	22,226	26,282	42,308	52,994
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.09	$1.32	$2.13	$2.68
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.04	$1.23	$1.91	$2.36
2008
Operating Revenues	$454,926	$437,608	$408,967	$354,455
Operating Income	110,336	106,723	71,114	54,516
Net Income	70,595	74,702	37,279	36,847
Net Income attributable to SEACOR Holdings Inc.	70,741	74,339	37,088	36,645
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$3.58	$3.68	$1.74	$1.64
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$3.11	$3.20	$1.57	$1.50

SEACOR HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

Description	Balance Beginning of Year	Charges (Reductions) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2009
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,618	$1,717	$(2,426)	$5,909
Year Ended December 31, 2008
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,172	$1,392	$(946)	$6,618
Year Ended December 31, 2007
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,903	$571	$(1,302)	$6,172

(1)	Trade and notes receivable amounts deemed uncollectible are removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

3.5*	Third Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company Current Report on Form 80K filed with the Commission on March 17, 2009).

4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

Exhibit Number	Description
4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*	Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

Exhibit Number	Description
4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

4.24*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

4.25*	Form of Global Note representing the 7.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

Exhibit Number	Description
10.9*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.10*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).

10.11*+	Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*+	Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.13*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.14*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.15*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.16*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.17*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.18+	Compensation Arrangements for the Executive Officers.

10.19+	Compensation of Non-Employee Directors.

10.20*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

10.21*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.22*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

Exhibit Number	Description
10.23*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2007).

10.24*	Amendment No. 1 to SEACOR Holdings Inc.’s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.25*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.26*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.27*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.28*	Underwriting Agreement, dated September 21, 2009, between SEACOR Holdings Inc. and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s Current report on Form 8-K filed with the Commission on September 24, 2009).

10.29*	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.30*	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.31*	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this report.