Form 10-Q
period 2010-03-31
SEACOR HOLDINGS INC /NEW/
filed 2010-04-28
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 23, 2010 was 22,553,959. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$452,161	$465,904
Restricted cash	35,924	34,014
Marketable securities	63,171	68,139
Receivables:
Trade, net of allowance for doubtful accounts of $3,359 and $3,608 in 2010 and 2009, respectively	288,074	301,143
Other	69,892	78,689
Inventories	76,453	76,949
Deferred income taxes	3,354	3,354
Prepaid expenses and other	21,733	15,725

Total current assets	1,010,762	1,043,917

Property and Equipment	2,886,410	2,833,011
Accumulated depreciation	(785,119)	(754,263)

Net property and equipment	2,101,291	2,078,748

Investments, at Equity, and Receivables from 50% or Less Owned Companies	186,605	186,814
Construction Reserve Funds & Title XI Reserve Funds	252,672	289,750
Goodwill	54,443	54,571
Intangible Assets	22,369	23,554
Other Assets, net of allowance for doubtful accounts of $2,301 in 2010 and 2009	55,430	46,265

	$3,683,572	$3,723,619

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$22,731	$36,436
Current portion of capital lease obligations	982	966
Accounts payable and accrued expenses	98,984	135,425
Other current liabilities	178,112	142,285

Total current liabilities	300,809	315,112

Long-Term Debt	747,787	748,704
Capital Lease Obligations	6,348	6,624
Deferred Income Taxes	574,390	575,440
Deferred Gains and Other Liabilities	100,835	111,848

Total liabilities	1,730,169	1,757,728

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 35,719,992 and 35,550,934 shares issued in 2010 and 2009, respectively	357	356
Additional paid-in capital	1,186,871	1,182,023
Retained earnings	1,550,182	1,546,581
Shares held in treasury of 13,167,533 and 12,938,108 in 2010 and 2009, respectively, at cost	(786,992)	(768,438)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(4,634)	(3,056)
Derivative loss on cash flow hedges, net of tax	(1,228)	(204)

	1,944,556	1,957,262
Noncontrolling interests in subsidiaries	8,847	8,629

Total equity	1,953,403	1,965,891

	$3,683,572	$3,723,619

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Revenues	$394,575	$399,516

Costs and Expenses:
Operating	312,305	248,412
Administrative and general	40,891	38,682
Depreciation and amortization	41,397	39,264

	394,593	326,358

Gains on Asset Dispositions	13,659	16,760

Operating Income	13,641	89,918

Other Income (Expense):
Interest income	1,363	1,043
Interest expense	(12,324)	(14,337)
Debt extinguishment gains (losses), net	(4)	1,363
Marketable security gains (losses), net	1,961	(3,981)
Derivative gains, net	2,776	3,611
Foreign currency gains (losses), net	(2,701)	658
Other, net	600	190

	(8,329)	(11,453)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	5,312	78,465
Income Tax Expense	2,316	28,199

Income Before Equity in Earnings of 50% or Less Owned Companies	2,996	50,266
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	869	3,527

Net Income	3,865	53,793
Net Income attributable to Noncontrolling Interests in Subsidiaries	264	799

Net Income attributable to SEACOR Holdings Inc.	$3,601	$52,994

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.16	$2.68
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.16	$2.36
Weighted Average Common Shares Outstanding:
Basic	22,269,771	19,761,776
Diluted	22,474,651	23,507,459

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non-Controlling Interests In Subsidiaries	Total Equity	Compre- hensive Income
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Compre- hensive Loss
December 31, 2009	$356	$1,182,023	$1,546,581	$(768,438)	$(3,260)	$8,629	$1,965,891
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,287	—	—	1,287
Exercise of stock options	—	265	—	—	—	—	265
Director stock awards	—	89	—	—	—	—	89
Restricted stock and restricted stock units	1	(4)	—	154	—	—	151
Purchase of treasury shares	—	—	—	(19,848)	—	—	(19,848)
Amortization of share awards	—	4,344	—	—	—	—	4,344
Cancellation of restricted stock	—	147	—	(147)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	7	—	—	—	(46)	(39)
Comprehensive income:
Net income	—	—	3,601	—	—	264	3,865	$3,865
Other comprehensive loss	—	—	—	—	(2,602)	—	(2,602)	(2,602)

Three months ended March 31, 2010	$357	$1,186,871	$1,550,182	$(786,992)	$(5,862)	$8,847	$1,953,403	$1,263

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Net Cash Provided by Operating Activities	$50,216	$99,168

Cash Flows from Investing Activities:
Purchases of property and equipment	(71,736)	(25,688)
Proceeds from disposition of property and equipment	28,828	43,867
Investments in and advances to 50% or less owned companies	(14,250)	(5,473)
Return of investments and advances from 50% or less owned companies	9,308	1,064
Proceeds on sale of investments in 50% or less owned companies	—	136
Principal payments on third party notes receivable, net	67	1,198
Net increase in restricted cash	(1,910)	(3,197)
Net decrease in construction reserve funds and title XI reserve funds	37,078	8,076
Investments in leases, net	(15,198)	(2,074)
Business acquisitions, net of cash acquired	(17)	(1,563)

Net cash provided by (used in) investing activities	(27,830)	16,346

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,400)	(17,521)
Net payments on inventory financing arrangements	(13,663)	(22,169)
Proceeds from issuance of long-term debt, net of offering costs	—	25,000
Common stock acquired for treasury	(19,848)	—
Proceeds and tax benefits from share award plans	1,583	780
Purchase of subsidiary shares from noncontrolling interests	(39)	(250)

Net cash used in financing activities	(33,367)	(14,160)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2,762)	(76)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,743)	101,278
Cash and Cash Equivalents, Beginning of Period	465,904	275,442

Cash and Cash Equivalents, End of Period	$452,161	$376,720

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Accounting Policy

The condensed consolidated financial information for the three months ended March 31, 2010 and 2009 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009, its changes in equity for the three months ended March 31, 2010 and its cash flows for the three months ended March 31, 2010 and 2009. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc.

Revenue Recognition. As of March 31, 2010, the Company had deferred $15.7 million of vessel charter hire scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Of this amount, $4.7 million was deferred in the first quarter. The Company expects to defer an additional $1.7 million of vessel charter hire under this arrangement through May 2010. The customer has provided payout estimates indicating the Company will receive payments of $10.8 million in 2010 and $6.6 million in 2011. Such payments are contingent upon future production. Production from these properties commenced in April 2010. The Company will recognize revenues as cash is received or earlier should future payments become determinable.

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

The Company’s assets and liabilities as of March 31, 2010 that are measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$50,981	$12,190	$—
Derivative instruments (included in other receivables)	4,591	3,557	—
Construction reserve funds and Title XI reserve funds	252,672	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	18,765	—	—
Derivative instruments (included in other current liabilities)	2,342	9,289	—

The estimated fair value of the Company’s other financial assets and liabilities as of March 31, 2010 are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$488,085	$488,085
Investments, at cost, in 50% or less owned companies (included in other assets)	7,506	see below
Notes receivable from other business ventures (included in other assets)	10,281	see below
LIABILITIES
Long-term debt, including current portion	770,518	787,082

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

Marketable Securities. Marketable security gains (losses), net include gains of $3.7 million and losses of $1.3 million for the three months ended March 31, 2010 and 2009, respectively, related to marketable security positions held by the Company as of March 31, 2010.

3.	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2010 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$429	$864
Interest rate swap agreements (cash flow hedges)	49	2,132

	478	2,996

Derivatives not designated as hedging instruments:
Options on equities and equity indices	8	1,124
Forward currency exchange, option and future contracts	822	908
Interest rate swap agreements	—	1,271
Commodity swap, option and future contracts:
Exchange traded	4,537	339
Non-exchange traded	2,303	4,726
U.S. treasury notes and bond future and option contracts	—	267

	7,670	8,635

	$8,148	$11,631

Fair Value Hedges. As of March 31, 2010, the Company has designated certain of its forward currency exchange contracts with notional values of €76.0 million as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2010 through 2013. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the three months ended March 31, 2010, the Company designated €68.0 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €16.0 million previously so designated as of December 31, 2009. During the three months ended March 31, 2010, the Company dedesignated €8.0 million notional value of these contracts as fair value hedges.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the three months ended March 31 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Forward currency exchange contracts, effective and ineffective portions	$(2,163)	$(1,468)
Increase in fair value of hedged items included in property and equipment corresponding to effective portion of derivative losses	2,063	1,860

	$(100)	$392

Cash Flow Hedges. As of March 31, 2010, the Company is a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on LIBOR on these notional values. One of the Company’s Offshore Marine Services joint ventures has also entered into an interest rate swap agreement maturing in 2014 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $28.4 million and receive a variable interest rate based on LIBOR on the notional value. By entering into these interest rate swap agreements, the Company and its joint venture have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the three months ended March 31 as follows (in thousands):

	Other comprehensive income (loss)		Derivative gains (losses), net
	2010	2009	2010	2009
Interest rate swap agreements, effective portion	$(2,399)	$(62)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	52	(18)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	823	6	—	—

	$(1,576)	$(56)	$52	$(18)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Options on equities and equity indices	$292	$2,079
Forward currency exchange, option and future contracts	(1,237)	540
Interest rate swap agreements	(1,191)	(191)
Commodity swap, option and future contracts:
Exchange traded	7,686	(15)
Non-exchange traded	(2,838)	1,079
U.S. treasury notes and bond future and option contracts	112	(255)

	$2,824	$3,237

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2010, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $152.9 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

Subsequent to March 31, 2010, the Company entered into additional forward currency exchange contracts with an aggregate U.S. dollar equivalent of $17.5 million and contracts with an aggregate U.S dollar equivalent of $20.4 million matured.

The Company has entered into various interest rate swap agreements maturing in 2012 and 2013 that call for the Company to pay fixed interest rates ranging from 1.79% to 2.59% on aggregate notional values of $73.7 million and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company.

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

The Company has entered into various forward contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity upon settlement. As of March 31, 2010, the Company carried inventory (primarily ethanol) of $21.5 million relating to such settled transactions.

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

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad, for $2.3 million ($1.7 million paid and accrued contingent consideration of $0.6 million). The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million based upon certain performance measures over the period from the date of acquisition through May 2011. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the PIER Acquisition during the three months ended March 31, 2010 (in thousands):

Property and equipment	$824
Accounts payable and other current liabilities	(807)

Purchase price	$17

5.	Equipment Acquisitions, Dispositions and Depreciation and Impairment Policies

During the three months ended March 31, 2010, capital expenditures were $71.7 million. Equipment deliveries during the period included 26 inland river dry cargo barges and two helicopters.

During the three months ended March 31, 2010, the Company sold one offshore support vessel and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels. The Company received $28.8 million on the disposition of these assets, including the insurance proceeds, and recognized net gains of $13.7 million.

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

As of March 31, 2010, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargoes in the domestic coastwise trade. Given the overriding effects of the global economic slowdown, demand for the Seabulk America’s specialized capabilities has remained soft through March 31, 2010. The Company believes the chemical industry has endured a cyclical market down-turn and, as anticipated, the market appears to be improving with indications of positive future prospects. The Seabulk America requires a regulatory drydocking during the third quarter of 2010, a requirement for continued operation, and a decision as to whether or not this expenditure should be incurred will be made against the then prevailing market conditions. A decision to cease vessel operations and lay-up the Seabulk America could potentially result in a significant impairment charge. The carrying value of the Seabulk America was $25.3 million as of March 31, 2010 and it contributed operating revenues of $2.1 million during the three months ended March 31, 2010.

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

Illinois Corn Processing. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company also provided a $10.0 million 5 year term loan and a $20.0 million three year revolving line of credit to ICP. During the three months ended March 31, 2010, ICP drew an additional $8.0 million under the term loan and drew $4.0 million under the revolving line of credit. As of March 31, 2010, the outstanding balances under the term loan and revolving line of credit were $10.0 million and $4.0 million, respectively.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of March 31, 2010 consisted primarily of offshore support vessels, helicopters and inland river dry cargo barges and totaled $174.1 million, of which $91.0 million is payable during the remainder of 2010 with the balance payable through 2013. Of the total unfunded capital commitments, $3.5 million may be terminated without further liability. Subsequent to March 31, 2010, the Company committed to purchase additional equipment, primarily helicopters, for $51.7 million.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures and has issued a performance guarantee on behalf of one of its joint ventures. As of March 31, 2010, the total amount guaranteed by the Company under these arrangements was $32.1 million. Additionally, as of March 31, 2010, the Company had an uncalled capital commitment to one of its joint ventures for $3.0 million.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al.,

No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent that it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s consolidated financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $51.3 million as of March 31, 2010 and such tankers contributed operating revenues of $3.9 million during the three months ended March 31, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The preliminary results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $678.2 million (£450.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit at $8.0 million (£5.4 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $306.0 million (£203.0 million). No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.1 million (£0.7 million). Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect that any such change in estimated costs would have a material effect on the Company’s consolidated financial position or its results of operations.

8.	Long-Term Debt and Capital Lease Obligations

As of March 31, 2010, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $324.0 million, net of issued letters of credit of $1.0 million. In addition, the Company had other outstanding letters of credit totaling $46.8 million with various expiration dates through 2012.

During the three months ended March 31, 2010, the Company made payments on long term debt and capital lease obligations of $1.4 million and net payments on its inventory financing arrangements of $13.7 million.

On March 30, 2010, the Company notified the holders of the outstanding bonds on two of the Company’s double-hull product tankers of its intention of redeem all of the outstanding bonds, in the principal amount of $61.9 million, as of April 30, 2010. As of March 31, 2010, the carrying value of the bonds was $62.8 million, of which, $3.0 million is included in current portion of long-term debt in the accompanying condensed consolidated balance sheets.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes and its 7.375% Senior Notes, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

9.	Stock Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2010, the Company acquired for treasury 249,700 shares of Common Stock for an aggregate purchase price of $19.8 million. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of March 31, 2010, the remaining authority under the repurchase plan was $230.2 million.

10.	Earnings Per Common Share of SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of outstanding convertible debentures. For the three months ended March 31, 2010 and 2009, diluted earnings per common share of SEACOR excluded 872,444 and 916,472, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR for the three months ended March 31 are included in the table below (in thousands, except per share data).

	Net Income	Average O/S Shares	Per Share
2010
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$3,601	22,270	$0.16
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	205

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$3,601	22,475	$0.16

2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$52,994	19,762	$2.68
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	328
Convertible Securities	2,558	3,417

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$55,552	23,507	$2.36

11.	Comprehensive Income

For the three months ended March 31, 2010 and 2009, total comprehensive income was $1.3 million and $53.2 million, respectively. The components of other comprehensive loss and allocated income tax benefit for the three months ended March 31 were as follows (in thousands):

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
2010
Foreign currency translation adjustments	$(2,427)	$849	$(1,578)
Derivative losses on cash flow hedges (see Note 3)	(1,576)	552	(1,024)

Other comprehensive loss	$(4,003)	$1,401	$(2,602)

2009
Foreign currency translation adjustments	$(819)	$286	$(533)
Derivative losses on cash flow hedges (see Note 3)	(56)	20	(36)

Other comprehensive loss	$(875)	$306	$(569)

12.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the three months ended March 31, 2010:

Director stock awards granted	1,250

Employee Stock Purchase Plan (“ESPP”) shares issued	20,214

Restricted stock awards granted	162,662

Restricted stock awards cancelled	1,850

Shares released from Deferred Compensation Plan	2,206

Restricted Stock Unit Activities:
Outstanding as of December 31, 2009	1,070
Granted	63
Converted to shares and issued to Deferred Compensation Plan	(295)

Outstanding as of March 31, 2010	838

Stock Option Activities:
Outstanding as of December 31, 2009	1,220,601
Granted	54,720
Exercised	(4,850)
Forfeited	(6,100)
Expired	(2,175)

Outstanding as of March 31, 2010	1,262,196

Shares available for future grants and ESPP purchases as of March 31, 2010	1,336,378

13.	Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2010
Operating Revenues:
External customers	106,229	19,452	30,135	50,323	28,158	142,992	17,286	—	394,575
Intersegment	957	—	3,301	(48)	—	—	154	(4,364)	—

	107,186	19,452	33,436	50,275	28,158	142,992	17,440	(4,364)	394,575

Costs and Expenses:
Operating	73,764	13,432	19,554	32,026	20,337	147,372	10,039	(4,219)	312,305
Administrative and general	12,449	837	2,061	5,391	6,037	2,744	2,845	8,527	40,891
Depreciation and amortization	13,478	8,008	4,876	10,447	1,983	20	2,183	402	41,397

	99,691	22,277	26,491	47,864	28,357	150,136	15,067	4,710	394,593

Gains (Losses) on Asset Dispositions	12,651	—	887	90	(17)	—	—	48	13,659

Operating Income (Loss)	20,146	(2,825)	7,832	2,501	(216)	(7,144)	2,373	(9,026)	13,641

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(100)	—	4,308	—	(1,432)	2,776
Foreign currency gains (losses), net	374	15	—	135	30	(717)	(18)	(2,520)	(2,701)
Other, net	—	—	10	—	—	—	—	590	600
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,251	—	(98)	(275)	38	(1,022)	(25)	—	869

Segment Profit (Loss)	22,771	(2,810)	7,744	2,261	(148)	(4,575)	2,330

Other Income (Expense) not included in Segment Profit (Loss)									(9,004)
Less Equity Earnings included in Segment Profit (Loss)									(869)

Income Before Taxes and Equity Earnings									5,312

Capital Expenditures	6,336	—	12,632	37,772	1,098	—	—	13,898	71,736

As of March 31, 2010
Property and Equipment	706,886	356,836	275,806	552,495	35,652	208	153,441	19,967	2,101,291
Investments, at Equity, and Receivables from 50% or Less Owned Companies	41,776	—	80,061	25,923	2,169	14,037	22,639	—	186,605
Goodwill	13,367	—	1,743	353	37,678	—	1,302	—	54,443
Intangible Assets	9,673	2,233	1,372	—	8,479	—	612	—	22,369
Other current and long-term assets, excluding cash and near cash assets(1)	173,978	9,145	37,688	72,348	46,574	77,768	42,537	54,898	514,936

Segment Assets	945,680	368,214	396,670	651,119	130,552	92,013	220,531

Cash and near cash assets(1)									803,928

Total Assets									3,683,572

(1)	Cash and near cash assets include cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2009
Operating Revenues:
External customers	163,484	26,537	35,219	59,378	34,184	64,503	16,211	—	399,516
Intersegment	1,299	—	1,795	7	50	—	135	(3,286)	—

	164,783	26,537	37,014	59,385	34,234	64,503	16,346	(3,286)	399,516

Costs and Expenses:
Operating	78,839	16,771	19,409	40,317	24,077	61,871	10,704	(3,576)	248,412
Administrative and general	10,198	1,184	2,136	4,151	7,241	1,839	2,226	9,707	38,682
Depreciation and amortization	13,689	7,999	4,866	8,706	1,754	—	1,952	298	39,264

	102,726	25,954	26,411	53,174	33,072	63,710	14,882	6,429	326,358

Gains on Asset Dispositions	14,446	—	2,261	45	8	—	—	—	16,760

Operating Income (Loss)	76,503	583	12,864	6,256	1,170	793	1,464	(9,715)	89,918

Other Income (Expense):
Derivative gains, net	—	—	—	391	—	949	—	2,271	3,611
Foreign currency gains (losses), net	1,365	(34)	—	429	(33)	(17)	3	(1,055)	658
Other, net	172	—	—	—	—	—	(53)	71	190
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,391	—	1,172	(274)	86	155	(3)	—	3,527

Segment Profit	80,431	549	14,036	6,802	1,223	1,880	1,411

Other Income (Expense) not included in Segment Profit									(15,912)
Less Equity Earnings included in Segment Profit									(3,527)

Income Before Taxes and Equity Earnings									78,465

Capital Expenditures	10,436	—	5,140	8,328	1,055	—	37	692	25,688

As of March 31, 2009
Property and Equipment	790,293	388,339	281,434	476,063	33,214	—	138,456	4,067	2,111,866
Investments, at Equity, and Receivables from 50% or Less Owned Companies	29,159	—	84,861	26,984	1,969	2,353	12,740	—	158,066
Goodwill	13,367	—	1,493	353	36,404	—	1,302	—	52,919
Intangible Assets	12,024	2,621	1,698	—	10,167	—	720	—	27,230
Other current and long-term assets, excluding cash and near cash assets(1)	159,702	11,441	26,064	69,618	60,390	38,648	27,043	25,380	418,286

Segment Assets	1,004,545	402,401	395,550	573,018	142,144	41,001	180,261

Cash and near cash assets(1)									749,170

Total Assets									3,517,537

(1)	Cash and near cash assets include cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsement for the retro-fitted double-hull tankers, Seabulk Trader and Seabulk Challenge, if the Company is unsuccessful in defending litigation seeking the revocation of their coastwise charters, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, increased competition if the Jones Act is repealed, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporation’s Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

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

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) ended March 31, 2010, as compared with the three months (“Prior Year Quarter”) ended March 31, 2009. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended March 31,				Change ’10/’09
	2010		2009		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States	39,484	37	75,848	46

Africa, primarily West Africa	18,875	18	29,063	18
United Kingdom, primarily North Sea	16,023	15	15,160	9
Middle East	13,533	12	21,346	13
Asia	7,104	7	7,041	4
Mexico, Central and South America	12,167	11	16,325	10

Total Foreign	67,702	63	88,935	54

	107,186	100	164,783	100	(35)

Costs and Expenses:
Operating	73,764	69	78,839	48
Administrative and general	12,449	12	10,198	6
Depreciation and amortization	13,478	12	13,689	8

	99,691	93	102,726	62

Gains on Asset Dispositions	12,651	12	14,446	9

Operating Income	20,146	19	76,503	47	(74)

Other Income (Expense):
Foreign currency gains, net	374	—	1,365	1
Other, net	—	—	172	—
Equity in Earnings of 50% or Less Owned Companies	2,251	2	2,391	1

Segment Profit	22,771	21	80,431	49	(72)

Operating Revenues. Operating revenues decreased by $57.6 million in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues decreased by $48.4 million and other operating revenues decreased by $9.2 million.

The number of days available for charter in the Current Year Quarter was 12,239 compared with 14,288 in the Prior Year Quarter, a 2,049 or 14% decline due to net fleet dispositions. On a regional basis, including mobilizations between geographical regions, days available for charter were 19% lower in the U.S. Gulf of

Mexico, 11% lower in West Africa, 10% lower in Asia, 4% lower in the Middle East and 32% lower in Mexico, Central and South America. Days available for charter remained unchanged in the North Sea. Overall fleet utilization was 72% in the Current Year Quarter compared with 81% in the Prior Year Quarter primarily due to increased conversion activity and more market downtime. Net fleet dispositions, the impact of vessels mobilizing between geographical regions and changes in utilization and fleet mix combined to reduce time charter revenues by $24.7 million.

Overall average day rates were $11,339 per day in the Current Year Quarter compared with $12,777 in the Prior Year Quarter, a decrease of $1,438 or 11% due to softer market conditions and deferrals of revenues. In overall terms, the decrease in base average day rates reduced time charter revenues by $24.9 million. In addition, the impact of favorable changes in currency exchange rates, primarily between the U.S. Dollar and the pound sterling, increased time charter revenues by $1.2 million.

In the U.S. Gulf of Mexico, time charter revenues were $35.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Net fleet dispositions, the impact of vessels mobilizing between geographical regions and changes in utilization and fleet mix combined to reduce the region’s time charter revenues by $17.1 million. In overall terms, the decrease in base average day rates in the U.S. Gulf of Mexico reduced time charter revenues by $18.6 million. In the Current Year Quarter, the Company’s AHTS fleet reported $7.2 million of operating revenues from rig moving activity compared with $26.1 million in the Prior Year Quarter. During the Current Year Quarter, two of the Company’s large AHTS vessels were mobilized to the U.S. Gulf of Mexico from Mexico, Central and South America and four others returned to service having previously been cold-stacked for various periods from February 2009 to February 2010.

During the Current Year Quarter, the Company deferred $4.7 million of vessel charter hire scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Payment of this amount is contingent upon future production and the Company will recognize revenues when cash is received or earlier should future payments become determinable.

Other operating revenues, including third party vessel brokerage activity, bareboat charter revenues and other marine services, decreased by $9.2 million in the Current Year Quarter primarily due to reduced vessel brokerage activity in the Middle East and West Africa and the conclusion of bareboat charters for two AHTS vessels in Argentina.

Operating Income. Operating income in the Current Year Quarter included $12.7 million of gains on asset dispositions compared with $14.4 million of gains in the Prior Year Quarter. Excluding the impact of these gains, operating income decreased by $54.6 million primarily due to reductions in operating revenues noted above. Operating expenses were $5.1 million lower in the Current Year Quarter primarily due to net fleet dispositions, additional cold-stacked vessels and reduced vessel brokerage activity, partially offset by increased drydocking costs and a $3.3 million accrual for the settlement of litigation, which is pending court approval. Administrative and general expenses were $2.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher professional fees and higher provisions for bad debt allowances.

Fleet Count. The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Anchor handling towing supply	18	1	1	—	20
Crew	41	2	11	3	57
Mini-supply	6	—	5	—	11
Standby safety	24	1	—	—	25
Supply	11	—	8	7	26
Towing supply	6	1	2	1	10
Specialty	4	5	—	3	12

	110	10	27	14	161

2009
Anchor handling towing supply	18	1	1	1	21
Crew	45	2	23	1	71
Mini-supply	10	—	5	—	15
Standby safety	24	—	—	4	28
Supply	12	—	8	8	28
Towing supply	7	3	2	1	13
Specialty	6	3	—	—	9

	122	9	39	15	185

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

	For the Three Months Ended March 31,
	2010	2009
Rates Per Day Worked:
Anchor handling towing supply	$30,602	$47,719
Crew	6,682	7,311
Mini-supply	7,001	5,811
Standby safety	8,302	7,756
Supply	13,151	16,323
Towing supply	11,967	11,581
Specialty	8,138	13,453
Overall Average Rates Per Day Worked	11,339	12,777

Utilization:
Anchor handling towing supply	62%	73%
Crew	68%	78%
Mini-supply	54%	73%
Standby safety	89%	90%
Supply	78%	82%
Towing supply	76%	90%
Specialty	67%	99%
Overall Fleet Utilization	72%	81%

Available Days:
Anchor handling towing supply	1,710	1,506
Crew	4,500	6,123
Mini-supply	990	1,378
Standby safety	2,160	2,160
Supply	1,710	1,800
Towing supply	809	871
Specialty	360	450

Overall Fleet Available Days	12,239	14,288

Marine Transportation Services

	For the Three Months Ended March 31,				Change ‘10/’09
	2010		2009		3 Mos.
	$‘000%		$‘000%		%
Operating Revenues:
United States	19,452	100	26,537	100	(27)

Costs and Expenses:
Operating	13,432	69	16,771	63
Administrative and general	837	4	1,184	5
Depreciation and amortization	8,008	41	7,999	30

	22,277	114	25,954	98

Operating Income (Loss)	(2,825)	(14)	583	2	(585)

Other Income (Expense):
Foreign currency gains (losses), net	15	—	(34)	—

Segment Profit (Loss)	(2,810)	(14)	549	2	(612)

Operating Revenues. Operating revenues decreased by $7.1 million in the Current Year Quarter compared with the Prior Year Quarter due to a softer spot market, increased out-of-service time for regulatory drydockings, a change in contract status of the Oregon Voyager (formerly Seabulk Energy) from time charter to long-term bareboat charter and a change in contract status for one tanker that operated in the spot market in the Prior Year Quarter. During the Current Year Quarter, two tankers underwent regulatory drydockings resulting in 51 out-of-service days. During the Prior Year Quarter, one tanker underwent a regulatory drydocking resulting in 24 out-of-service days.

Operating Income (Loss). Operating loss in the Current Year Quarter was $2.8 million compared with operating income in the Prior Year Quarter of $0.6 million. The decrease was primarily due to higher drydocking activities.

Fleet Count. As of March 31, 2010 and 2009, Marine Transportation Services owned eight U.S.-flag product tankers operating in the domestic coastwise trade. As of March 31, 2010, three of the Company’s eight tankers were operating under long-term bareboat charters, four were operating under time charters and one was operating in the spot market.

Inland River Services

	For the Three Months Ended March 31,				Change ‘10/’09
	2010		2009		3 Mos.
	$‘000%		$‘000%		%
Operating Revenues:
United States	33,436	100	37,014	100	(10)

Costs and Expenses:
Operating	19,554	58	19,409	52
Administrative and general	2,061	6	2,136	6
Depreciation and amortization	4,876	15	4,866	13

	26,491	79	26,411	71

Gains on Asset Dispositions	887	2	2,261	6

Operating Income	7,832	23	12,864	35	(39)

Other Income (Expense):
Other, net	10	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(98)	—	1,172	3

Segment Profit	7,744	23	14,036	38	(45)

Operating Revenues. Operating revenues decreased by $3.6 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower activity levels in the pooled hopper barge fleet. Operating revenues were also lower due to a net reduction in towboats following the sale of equipment to a joint venture in the third quarter of 2009.

Operating Income. Operating income in the Current Year Quarter included $0.9 million of gains on asset dispositions compared with $2.3 million in the Prior Year Quarter. Excluding the impact of these gains, operating income decreased by $3.7 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the reductions in operating revenues noted above. In addition, the Company’s dry cargo barge operation experienced difficult operating conditions and higher fuel prices that resulted in higher towing, fleeting and switching costs compared with the Prior Year Quarter and realized lower margins.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Results from equity in earnings (losses) of 50% or less owned companies decreased by $1.3 million primarily due to the drydocking of a dry cargo vessel and lower earnings from joint venture participation in the pooled hopper barge fleet.

Fleet Count. The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Inland river dry cargo barges	607	262	2	548	1,419
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessels	—	1	—	—	1

	701	309	4	548	1,562

2009
Inland river dry cargo barges	582	262	2	116	962
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	18	5	—	—	23
Dry cargo vessels	—	1	—	—	1

	677	302	4	116	1,099

(1)	Argentine-flag.

Aviation Services

	For the Three Months Ended March 31,				Change ‘10/’09
	2010		2009		3 Mos.
	$‘000%		‘000%		%
Operating Revenues:
United States	38,071	76	51,513	87
Foreign	12,204	24	7,872	13

	50,275	100	59,385	100	(15)

Costs and Expenses:
Operating	32,026	63	40,317	68
Administrative and general	5,391	11	4,151	7
Depreciation and amortization	10,447	21	8,706	14

	47,864	95	53,174	89

Gains on Asset Dispositions	90	—	45	—

Operating Income	2,501	5	6,256	11	(60)

Other Income (Expense):
Derivative gains (losses), net	(100)	—	391	—
Foreign currency gains, net	135	—	429	—
Other, net	—	—	—	—
Equity in Losses of 50% or Less Owned Companies	(275)	(1)	(274)	—

Segment Profit	2,261	4	6,802	11	(67)

Operating Revenues. Operating revenues decreased by $9.1 million in the Current Year Quarter compared with the Prior Year Quarter. Operating revenues in the U.S. Gulf of Mexico decreased due to a reduction in the number of aircraft operating in the region and lower activity levels resulting in fewer flight hours. Operating revenues for Air Medical Services were lower due to the expiration of a number of contracts. International operating revenues improved as additional helicopters were placed on long-term leases and short-term contracts outside the United States. Operating revenues in Alaska increased as a result of additional helicopters supporting oil and gas contracts and an increase in fuel prices at the fixed base operation.

Operating Income. Operating income decreased by $3.8 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to the reduction in operating activities described above. Operating margins improved as a result of lower hurricane repair activities and additional helicopters being placed in international leasing activities. General and administrative expenses in the Prior Year Quarter included a bad debt recovery from an Alaska-based customer that had previously been reserved. Depreciation and amortization expense increased in the Current Year Quarter due to new helicopters being placed into service.

Fleet Count. The composition of Aviation Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2010
Light helicopters-single engine	51	6	3	—	60
Light helicopters-twin engine	33	—	6	9	48
Medium helicopters	54	—	2	3	59
Heavy helicopters	9	—	—	—	9

	147	6	11	12	176

2009
Light helicopters-single engine	52	6	6	—	64
Light helicopters-twin engine	35	—	6	14	55
Medium helicopters	52	—	3	8	63
Heavy helicopters	6	—	—	—	6

	145	6	15	22	188

(1)	Excludes two and one helicopter(s) removed from service as of March 31, 2010 and 2009, respectively.
(2)	Excludes three helicopters removed from service as of March 31, 2010.

Environmental Services

	For the Three Months Ended March 31,				Change ‘10/’09
	2010		2009		3 Mos.
	$ ‘000%		$ ‘000%		%
Operating Revenues:
United States	22,230	79	28,872	84
Foreign	5,928	21	5,362	16

	28,158	100	34,234	100	(18)

Costs and Expenses:
Operating	20,337	72	24,077	70
Administrative and general	6,037	22	7,241	21
Depreciation and amortization	1,983	7	1,754	6

	28,357	101	33,072	97

Gains (Losses) on Asset Dispositions	(17)	—	8	—

Operating Income	(216)	(1)	1,170	3	(118)

Other Income (Expense):
Foreign currency gains (losses), net	30	—	(33)	—
Equity in Earnings of 50% or Less Owned Companies	38	—	86	—

Segment Profit (Loss)	(148)	(1)	1,223	3	(112)

Operating Revenues. Operating revenues decreased by $6.1 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower emergency response service revenues. Emergency response activity in the Prior Year Quarter included several large response events.

Operating Income. Operating income decreased by $1.4 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower emergency response activities noted above, partially offset by a decrease in administrative and general expenses primarily resulting from lower management bonus awards and lower provisions for bad debt allowances.

Commodity Trading and Logistics

	For the Three Months Ended March 31,				Change ‘10/’09
	2010		2009		3 Mos.
	$‘000%		$‘000%		%
Operating Revenues:
United States	133,746	94	31,331	49
Foreign	9,246	6	33,172	51

	142,992	100	64,503	100	122

Costs and Expenses:
Operating	147,372	103	61,871	96
Administrative and general	2,744	2	1,839	3
Depreciation and amortization	20	—	—	—

	150,136	105	63,710	99

Operating Income (Loss)	(7,144)	(5)	793	1	(1,001)

Other Income (Expense):
Derivative gains, net	4,308	3	949	2
Foreign currency losses, net	(717)	—	(17)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(1,022)	(1)	155	—

Segment Profit (Loss)	(4,575)	(3)	1,880	3	(343)

Operating Revenues. Operating revenues increased by $78.5 million in the Current Year Quarter compared with the Prior Year Quarter due to higher renewable fuel trading volumes and the consolidation of sugar trading activities following the acquisition of a majority interest in its joint venture in June 2009. These increases were partially offset by lower rice trading volumes.

Segment Profit (Loss). Segment loss in the Current Year Quarter was $4.6 million compared with segment profit of $1.9 million in the Prior Year Quarter. The decrease was primarily due to losses from rice trading activities and equity in losses from the Company’s alcohol manufacturing facility joint venture, primarily due to start-up expenses. Segment losses in the Current Year Quarter from rice trading activities included losses on foreign currency transactions of $0.7 million and an inventory market write-down of $0.6 million.

Other Segment Profit

	For the Three Months Ended March 31,		Change ‘10/’09
	2010	2009	3 Mos.
	$ ‘000	$ ‘000%
Harbor and Offshore Towing Services	2,709	1,670	62
Other Activities	(354)	(256)	(38)
Equity in Losses of 50% or Less Owned Companies, net	(25)	(3)	(733)

Segment Profit	2,330	1,411	65

Harbor and Offshore Towing Services. Segment profit from Harbor and Offshore Towing Services increased in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher rates in one of its ports and lower drydocking costs.

Corporate and Eliminations

	For the Three Months Ended March 31,		Change ‘10/’09
	2010	2009	3 Mos.
	$ ‘000	$ ‘000%
Corporate Expenses	(8,881)	(10,022)	11
Eliminations	(145)	307	(147)

Operating Loss	(9,026)	(9,715)	7

Other Income (Expense):
Derivative gains (losses), net	(1,432)	2,271	(163)
Foreign currency losses, net	(2,520)	(1,055)	(139)
Other, net	590	71	731

Derivative gains (losses), net. Derivative losses, net were $1.4 million in the Current Year Quarter compared with derivative gains, net of $2.3 million in the Prior Year Quarter. The decrease was primarily due to losses on forward currency exchange contracts, equity options and interest rate swaps, partially offset by gains on commodity swap, option and future contracts and U.S. treasury notes and bond future and option contracts.

Foreign currency losses, net. Foreign currency losses, net of $2.5 million in the Current Year Quarter were primarily due to the effect of a stronger U.S. dollar on certain of the Company’s cash positions, intercompany notes receivable and marketable securities denominated in foreign currencies.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended March 31,		Change ‘10/’09
	2010	2009	3 Mos.
	$ ‘000	$ ‘000%
Interest income	1,363	1,043	31
Interest expense	(12,324)	(14,337)	14
Debt extinguishment gains (losses), net	(4)	1,363	(100)
Marketable security gains (losses), net	1,961	(3,981)	149

	(9,004)	(15,912)	43

Interest Expense. Interest expense decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to the reduction in principal balances following the purchases, maturity and redemption of certain of the Company’s Senior Notes and Convertible Debentures, partially offset by the issuance of the Company’s 7.375% Senior Notes due 2019 in September 2009.

Debt extinguishment gains (losses), net. Debt extinguishment gains, net in the Prior Year Quarter resulted from the Company’s purchase of $2.0 million in principal amount of its 2.875% Convertible Debentures due 2024, $1.0 million in principal amount of its 5.875% Senior Notes due 2012 and $13.9 million in principal amount of its 9.5% Senior Notes due 2013 for an aggregate principal purchase price of $16.5 million.

Marketable security gains (losses), net. Marketable security gains (losses), net in the Current Year Quarter and the Prior Year Quarter were primarily attributable to the Company’s long marketable securities positions.

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

Summary of Cash Flows

	For the Three Months Ended March 31,
	2010	2009
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	50,216	99,168
Investing Activities	(27,830)	16,346
Financing Activities	(33,367)	(14,160)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,762)	(76)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,743)	101,278

Operating Activities

Cash flows provided by operating activities decreased $49.0 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced operating results before depreciation and gains on asset dispositions in the Company’s business segments and lower deferrals of income tax obligations, partially offset by increases in working capital.

During the Current Year Quarter, cash used in operating activities included $14.7 million to purchase marketable security long positions. During the Current Year Quarter, cash provided by operating activities included $21.6 million received from the sale of marketable security long positions. During the Prior Year Quarter, cash used in operating activities included $4.0 million to purchase marketable security long positions and $0.6 million to cover marketable security short positions. During the Prior Year Quarter, cash provided by operating activities included $2.7 million received from the sale of marketable security long positions and $2.2 million received upon entering into marketable security short positions.

Investing Activities

During the Current Year Quarter, capital expenditures were $71.7 million and equipment deliveries included 26 dry cargo barges and two helicopters. During the Prior Year Quarter, capital expenditures were $25.7 million and equipment deliveries included one offshore support vessel, one inland river towboat and two helicopters.

During the Current Year Quarter, proceeds from the disposition of property and equipment were $28.8 million and the Company sold one offshore support vessel and other equipment and received insurance proceeds related to the nationalization of one of its offshore support vessels. During the Prior Year Quarter, proceeds from the dispositions of property and equipment were $43.9 million and the Company sold eight offshore support vessels and four inland river dry cargo barges. In addition, in the Prior Year Quarter, one leased helicopter was a total loss after an accident in the North Sea.

As of March 31, 2010, construction reserve funds of $236.1 million are classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Year Quarter, construction reserve fund account transactions included withdrawals of $37.1 million. During the Prior Year Quarter, construction reserve fund account transactions included withdrawals of $21.6 million and deposits of $13.5 million.

The Company’s unfunded capital commitments as of March 31, 2010 consisted primarily of offshore support vessels, helicopters and inland river dry cargo barges and totaled $174.1 million, of which $91.0 million is payable during the remainder of 2010 with the balance payable through 2013. Of the total unfunded capital commitments, $3.5 million may be terminated without further liability. Subsequent to March 31, 2010, the Company committed to purchase additional equipment, primarily helicopters, for $51.7 million.

During the Current Year Quarter, the Company made net investments in, and advances to, 50% or less owned companies of $4.9 million and net investments in leases of $15.2 million. During the Prior Year Quarter, the Company made net investments in, and advances to, 50% or less owned companies of $4.3 million and net investments in leases of $2.1 million.

Financing Activities

During the Prior Year Quarter, the Company drew $25.0 million under its revolving credit facility. The remaining availability under this facility as of March 31, 2010 was $324.0 million, net of issued letters of credit of $1.0 million. In addition, the Company had other outstanding letters of credit totaling $46.8 million with various expiration dates through 2012.

During the Current Year Quarter, the Company made payments on long term debt and capital lease obligations of $1.4 million and made net payments on inventory financing arrangements of $13.7 million. During the Prior Year Quarter, the Company made principal payments on long-term debt and capital lease obligations of $17.5 million and made net payments on inventory financing arrangements of $22.2 million.

On March 30, 2010, the Company notified the holders of the outstanding bonds on two of the Company’s double-hull product tankers of its intention to redeem all of the outstanding bonds, in the principal amount of $61.9 million, as of April 30, 2010.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes and its 7.375% Senior Notes, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Year Quarter, the Company acquired for treasury 249,700 shares of Common Stock for an aggregate purchase price of $19.8 million. There were no repurchases during the Prior Year Quarter. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of March 31, 2010, the remaining authority under the repurchase plan was $230.2 million.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent that it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s consolidated financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $51.3 million as of March 31, 2010 and such tankers contributed operating revenues of $3.9 million during the three months ended March 31, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The preliminary results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $678.2 million (£450.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit at $8.0 million (£5.4 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of the most recent and future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $306.0 million (£203.0 million). No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.1 million (£0.7 million). Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect that any such change in estimated costs would have a material effect on the Company’s consolidated financial position or its results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.

The Company has entered into and settled various positions in forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, Mexican peso, renminbi, dirham, Brazilian real and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. As of March 31, 2010, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $152.9 million. For those forward currency exchange contract positions not designated as fair value hedges, an adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $3.3 million net of tax. As of March 31, 2010, the Company had capital purchase commitments of €91.3 million and had designated €76.0 million ($103.0 million) of its forward currency exchange contracts as fair value hedges. In addition, the Company maintained cash balances of €22.0 million as of March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
January 1 – 31, 2010	—	—	—	$102,232,558
February 1 – 28, 2010	3,900	$74.80	—	$249,708,279
March 1 – 31, 2010	245,800	$79.51	—	$230,165,049

(1)	Excludes commissions of $12,710 or $0.05 per share.

(2)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof and, from time to time thereafter, increased such authority. On February 18, 2010, SEACOR’s Board of Directors increased the authority to purchase Common Stock up to a total authorized expenditure of $250.0 million.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: April 28, 2010	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: April 28, 2010	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.