Form 10-Q
period 2010-06-30
SEACOR HOLDINGS INC /NEW/
filed 2010-07-29
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of July 23, 2010 was 21,218,284. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$398,498	$465,904
Restricted cash	9,421	34,014
Marketable securities	86,457	68,139
Receivables:
Trade, net of allowance for doubtful accounts of $3,745 and $3,608 in 2010 and 2009, respectively	449,142	301,143
Other	50,345	78,689
Inventories	74,434	76,949
Deferred income taxes	3,354	3,354
Prepaid expenses and other	24,075	15,725

Total current assets	1,095,726	1,043,917

Property and Equipment	2,896,777	2,833,011
Accumulated depreciation	(821,641)	(754,263)

Net property and equipment	2,075,136	2,078,748

Investments, at Equity, and Receivables from 50% or Less Owned Companies	201,474	186,814
Construction Reserve Funds & Title XI Reserve Funds	227,184	289,750
Goodwill	54,653	54,571
Intangible Assets	21,195	23,554
Other Assets, net of allowance for doubtful accounts of $2,301 in 2010 and 2009	51,522	46,265

	$3,726,890	$3,723,619

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$14,154	$36,436
Current portion of capital lease obligations	998	966
Accounts payable and accrued expenses	223,277	135,425
Other current liabilities	209,571	142,285

Total current liabilities	448,000	315,112

Long-Term Debt	682,134	748,704
Capital Lease Obligations	6,067	6,624
Deferred Income Taxes	572,985	575,440
Deferred Gains and Other Liabilities	96,510	111,848

Total liabilities	1,805,696	1,757,728

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 35,752,017 and 35,550,934 shares issued in 2010 and 2009, respectively	358	356
Additional paid-in capital	1,191,943	1,182,023
Retained earnings	1,614,264	1,546,581
Shares held in treasury of 14,533,733 and 12,938,108 in 2010 and 2009, respectively, at cost	(887,129)	(768,438)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(5,046)	(3,056)
Derivative losses on cash flow hedges, net of tax	(2,793)	(204)

	1,911,597	1,957,262
Noncontrolling interests in subsidiaries	9,597	8,629

Total equity	1,921,194	1,965,891

	$3,726,890	$3,723,619

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues	$694,576	$389,233	$1,089,151	$788,749

Costs and Expenses:
Operating	484,742	256,131	797,047	504,543
Administrative and general	46,108	40,058	86,999	78,740
Depreciation and amortization	41,608	39,828	83,005	79,092

	572,458	336,017	967,051	662,375

Gains (Losses) on Asset Dispositions and Impairments, Net	4,398	(15)	18,057	16,745

Operating Income	126,516	53,201	140,157	143,119

Other Income (Expense):
Interest income	1,863	578	3,226	1,621
Interest expense	(11,264)	(14,075)	(23,588)	(28,412)
Debt extinguishment gains (losses), net	(364)	(78)	(368)	1,285
Marketable security gains (losses), net	(5,406)	11,829	(3,445)	7,848
Derivative gains (losses), net	(4,721)	3,765	(1,945)	7,376
Foreign currency gains (losses), net	(7,500)	6,847	(10,201)	7,505
Other, net	46	(1)	646	189

	(27,346)	8,865	(35,675)	(2,588)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	99,170	62,066	104,482	140,531
Income Tax Expense	37,399	22,916	39,715	51,115

Income Before Equity in Earnings of 50% or Less Owned Companies	61,771	39,150	64,767	89,416
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,876	3,491	3,745	7,018

Net Income	64,647	42,641	68,512	96,434
Net Income attributable to Noncontrolling Interests in Subsidiaries	565	333	829	1,132

Net Income attributable to SEACOR Holdings Inc.	$64,082	$42,308	$67,683	$95,302

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$2.95	$2.13	$3.08	$4.81
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$2.93	$1.91	$3.05	$4.27
Weighted Average Common Shares Outstanding:
Basic	21,733,003	19,844,579	21,999,905	19,803,406
Diluted	21,905,401	23,528,365	22,187,114	23,511,361

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity	Compre- hensive Income
December 31, 2009	$356	$1,182,023	$1,546,581	$(768,438)	$(3,260)	$8,629	$1,965,891
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,287	—	—	1,287
Exercise of stock options	—	1,640	—	—	—	—	1,640
Director stock awards	—	161	—	—	—	—	161
Restricted stock and restricted stock units	2	(5)	—	154	—	—	151
Purchase of treasury shares	—	—	—	(119,985)	—	—	(119,985)
Amortization of share awards	—	7,970	—	—	—	—	7,970
Cancellation of restricted stock	—	147	—	(147)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	7	—	—	—	(46)	(39)
Dividends paid to noncontrolling interests	—	—	—	—	—	(225)	(225)
Cash received from noncontrolling interests	—	—	—	—	—	410	410
Comprehensive income:
Net income	—	—	67,683	—	—	829	68,512	$68,512
Other comprehensive loss	—	—	—	—	(4,579)	—	(4,579)	(4,579)

Six months ended June 30, 2010	$358	$1,191,943	$1,614,264	$(887,129)	$(7,839)	$9,597	$1,921,194	$63,933

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2010	2009
Net Cash Provided by Operating Activities	$153,034	$188,629

Cash Flows from Investing Activities:
Purchases of property and equipment	(115,001)	(77,052)
Proceeds from disposition of property and equipment	58,252	55,544
Cash settlements on derivative transactions, net	446	(380)
Investments in and advances to 50% or less owned companies	(30,190)	(6,370)
Return of investments and advances from 50% or less owned companies	10,290	2,036
Proceeds on sale of investments in 50% or less owned companies	—	136
(Advances) principal payments on third party notes receivable, net	2,786	(133)
Net (increase) decrease in restricted cash	24,593	(51)
Net decrease in construction reserve funds and Title XI reserve funds	62,566	40,171
Net increase in escrow deposits on like-kind exchanges	(289)	—
Investments in leases, net	(17,665)	(1,938)
Business acquisitions, net of cash acquired	(227)	(1,473)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	—	(154)

Net cash provided by (used in) investing activities	(4,439)	10,336

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(70,835)	(69,305)
Net payments on inventory financing arrangements	(19,268)	(22,169)
Proceeds from issuance of long-term debt, net of offering costs	—	25,000
Common stock acquired for treasury	(119,985)	—
Proceeds and tax benefits from share award plans	2,958	1,463
Purchase of subsidiary shares from noncontrolling interests	(39)	(1,210)
Cash received from (dividends paid to) noncontrolling interests, net	185	(1,068)

Net cash used in financing activities	(206,984)	(67,289)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(9,017)	8,508

Net Increase (Decrease) in Cash and Cash Equivalents	(67,406)	140,184
Cash and Cash Equivalents, Beginning of Period	465,904	275,442

Cash and Cash Equivalents, End of Period	$398,498	$415,626

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Accounting Policy

The condensed consolidated financial information for the three and six months ended June 30, 2010 and 2009 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009, its changes in equity for the six months ended June 30, 2010 and its cash flows for the six months ended June 30, 2010 and 2009. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Revenue Recognition. As of June 30, 2010, the Company had deferred $18.5 million of vessel charter hire scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Of this amount, $7.5 million was deferred during the six months ended June 30, 2010. The Company expects to defer an additional $3.5 million of vessel charter hire under this arrangement through August 2010. The customer has provided payout estimates indicating the Company will receive future payments of $10.8 million in 2010 and $11.2 million in 2011. Such payments are contingent upon future production. Production from the properties commenced in April 2010 and the first payment of $0.1 million was received and recognized as revenue in June 2010. The Company will recognize revenues as cash is received or earlier should future payments become determinable.

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

The Company’s financial assets and liabilities as of June 30, 2010 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$74,741	$11,716	$—
Derivative instruments (included in other receivables)	1,846	3,681	—
Construction reserve funds and Title XI reserve funds	227,184	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	15,342	—	—
Derivative instruments (included in other current liabilities)	6,685	18,944	—

The estimated fair value of the Company’s other financial assets and liabilities as of June 30, 2010 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$407,919	$407,919
Investments, at cost, in 50% or less owned companies (included in other assets)	7,847	see below
Notes receivable from other business ventures (included in other assets)	4,686	see below
LIABILITIES
Long-term debt, including current portion	696,288	714,534

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

Marketable Securities. Marketable security gains (losses), net include losses of $5.3 million and gains of $1.1 million for the three months ended June 30, 2010 and 2009, respectively, related to marketable security positions held by the Company as of June 30, 2010. Marketable security gains (losses), net include losses of $1.9 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, related to marketable security positions held by the Company as of June 30, 2010.

3.	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2010 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$9,775
Interest rate swap agreements (cash flow hedges)	—	4,929

	—	14,704

Derivatives not designated as hedging instruments:
Options on equities and equity indices	130	2,018
Forward currency exchange, option and future contracts	291	5,461
Interest rate swap agreements	—	2,434
Commodity swap, option and future contracts:
Exchange traded	1,666	356
Non-exchange traded	3,440	621
U.S. treasury notes and bond future and option contracts	—	35

	5,527	10,925

	$5,527	$25,629

Fair Value Hedges. As of June 30, 2010, the Company has designated certain of its forward currency exchange contracts with notional values of €76.0 million as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2010 through 2013. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the six months ended June 30, 2010, the Company designated €68.0 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €16.0 million previously so designated as of December 31, 2009. During the six months ended June 30, 2010, the Company dedesignated €8.0 million notional value of these contracts as fair value hedges.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the six months ended June 30 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Forward currency exchange contracts, effective and ineffective portions	$(11,503)	$(203)
Increase in fair value of hedged items included in property and equipment corresponding to effective portion of derivative losses	11,441	516

	$(62)	$313

Cash Flow Hedges. As of June 30, 2010, the Company is a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on LIBOR on these notional values. By entering into these interest rate swap agreements, the Company has converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the six months ended June 30, 2010, one of the Company’s Offshore Marine Services joint ventures dedesignated its interest rate swap as a cash flow hedge.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the six months ended June 30 as follows (in thousands):

	Other comprehensive income (loss)		Derivative gains (losses), net
	2010	2009	2010	2009
Interest rate swap agreements, effective portion	$(5,875)	$1,265	$—	$—
Interest rate swap agreements, ineffective portion	—	—	(60)	(250)
Reclassification of derivative (gains) losses to interest expense or equity in earnings of 50% or less owned companies	1,892	(163)	—	—

	$(3,983)	$1,102	$(60)	$(250)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Options on equities and equity indices	$613	$2,627
Forward currency exchange, option and future contracts	(6,675)	2,921
Interest rate swap agreements	(2,753)	137
Commodity swap, option and future contracts:
Exchange traded	8,734	(502)
Non-exchange traded	338	2,153
U.S. treasury notes and bond future and option contracts	(2,080)	(23)

	$(1,823)	$7,313

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2010, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $47.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements maturing in 2012 and 2013 that call for the Company to pay fixed interest rates ranging from 1.79% to 2.59% on aggregate notional values of $72.3 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the

Company’s Offshore Marine Services 50-50 joint ventures has entered into an interest rate swap agreement maturing in 2014. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $28.0 million and receive a variable interest rate based on LIBOR on the notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

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

The Company has entered into various forward contracts with unrelated third parties to buy and sell commodities. These contracts are non-exchange traded and typically result in physical delivery of the underlying commodity upon settlement. As of June 30, 2010, the Company carried inventory (primarily ethanol) of $29.3 million relating to such settled transactions.

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

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad, for $2.3 million ($1.7 million paid in 2009, and accrued contingent consideration of $0.6 million). The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million based upon certain performance measures over the period from the date of acquisition through May 2011. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the six months ended June 30, 2010, the Company paid $0.2 million of additional consideration in accordance with the acquisition agreement. As of June 30, 2010, the Company has paid $2.3 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the six months ended June 30, 2010 (in thousands):

Property and equipment	$824
Goodwill	210
Accounts payable and other current liabilities	(807)

Purchase price	$227

5.	Equipment Acquisitions, Dispositions and Depreciation and Impairment Policies

During the six months ended June 30, 2010, capital expenditures were $115.0 million. Equipment deliveries during the period included one offshore support vessel, 38 inland river dry cargo barges and three helicopters.

During the six months ended June 30, 2010, the Company sold two offshore support vessels, one helicopter, one ocean liquid tank barge and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. The Company received $58.3 million on the disposition of these assets, including the insurance proceeds, and recognized net gains of $18.1 million.

During the six months ended June 30, 2010, the Company acquired two aircraft, spare engines and other equipment for $19.0 million. Upon acquisition, the assets were leased to third parties for various terms expiring through 2014. The Company has accounted for the leases as sales type leases because ownership of the assets transfers to the lessee at the end of the lease term.

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

As of June 30, 2010, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargoes in the domestic coastwise trade. Given the overriding effects of the global economic slowdown, demand for the Seabulk America’s specialized capabilities has remained soft through June 30, 2010. The Company believes the chemical industry has endured a cyclical market down-turn and, as anticipated, the market appears to be improving with indications of positive future prospects. The Seabulk America requires a regulatory drydocking during the third quarter of 2010, a requirement for continued operation, and a decision as to whether or not this expenditure should be incurred will be made against the then prevailing market conditions. A decision to cease vessel operations and lay-up the Seabulk America could potentially result in a significant impairment charge. The carrying value of the Seabulk America was $24.1 million as of June 30, 2010 and it contributed operating revenues of $4.4 million during the six months ended June 30, 2010.

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

ICP. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company provided a $10.0 million five-year term loan and a $20.0 million three-year revolving line of credit to ICP subject to certain borrowing restrictions. During the six months ended June 30, 2010, the Company and its joint venture partner each contributed an additional $1.0 million to acquire additional equipment. During the six months ended June 30, 2010, ICP had net borrowings under the terms of the term loan and revolving line of credit of $11.2 million. As of June 30, 2010, the outstanding balances under the term loan and revolving line of credit were $9.8 million and $5.5 million, respectively.

SCFCo. On February 20, 2007, the Company and a third party in South America formed SCFCo Holdings LLC (“SCFCo”), a 50-50 joint venture, to operate towboats and dry cargo barges on the Parana-Paraguay Rivers. During the six months ended June 30, 2010, SCFCo agreed to further expand its operation to include three additional towboats, 60 additional dry cargo barges and make improvements to certain of its terminal operations. In order to purchase the additional equipment and make the improvements, SCFCo expanded its bank financing and each joint venture partner funded additional capital of $9.1 million and a temporary working capital advance of $3.7 million.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of June 30, 2010 consisted primarily of offshore support vessels, helicopters, an aircraft, an interest in a dry-bulk articulated tug-barge, a harbor and offshore tug and other equipment. These commitments totaled $247.0 million, of which $115.9 million is payable during the remainder of 2010 with the balance payable through 2013. Of the total unfunded capital commitments, $2.8 million may be terminated without further liability.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011 and has guaranteed amounts owed under banking facilities by certain of its joint ventures with expirations through 2015. As of June 30, 2010, the total amount guaranteed by the Company under these arrangements was $27.5 million. Additionally, as of June 30, 2010, the Company had an uncalled capital commitment to one of its joint ventures for $1.4 million.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent that it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s consolidated financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $49.5 million as of June 30, 2010 and such tankers contributed operating revenues of $9.0 million during the six months ended June 30, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $587.8 million (£390.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit to be $7.5 million (£5.0 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc., a subsidiary of SEACOR. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal.

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

8.	Long-Term Debt and Capital Lease Obligations

As of June 30, 2010, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $324.5 million, net of issued letters of credit of $0.5 million. In addition, the Company had other outstanding letters of credit totaling $44.1 million with various expiration dates through 2014.

During the six months ended June 30, 2010, the Company made payments on long-term debt and capital lease obligations of $5.3 million and made net payments on inventory financing arrangements of $19.3 million.

During the six months ended June 30, 2010, the Company redeemed all of the outstanding bonds on two of the Company’s double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make-whole premium, resulting in a loss on debt extinguishment of $0.2 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2010, the Company purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012, for an aggregate purchase price of $2.5 million, resulting in a loss on debt extinguishment of $0.2 million.

9.	Stock Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2010, the Company acquired for treasury 1,615,900 shares of Common Stock for an aggregate purchase price of $120.0 million. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of June 30, 2010, the remaining authority under the repurchase plan was $130.1 million.

10.	Earnings Per Common Share of SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of outstanding convertible debentures. For the three and six months ended June 30, 2010, diluted earnings per common share of SEACOR excluded 894,714 and 878,807, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and six months ended June 30, 2009, diluted earnings per common share of SEACOR excluded 821,519 and 896,874, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR for the three and six months ended June 30 were as follows (in thousands, except per share data).

	Three Months Ended			Six Months Ended
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2010
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$64,082	21,733	$2.95	$67,683	22,000	$3.08
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	172		—	187

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$64,082	21,905	$2.93	$67,683	22,187	$3.05

2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$42,308	19,845	$2.13	$95,302	19,803	$4.81
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	311		—	314
Convertible Securities	2,529	3,372		5,087	3,394

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$44,837	23,528	$1.91	$100,389	23,511	$4.27

11.	Comprehensive Income

For the three months ended June 30, 2010 and 2009, total comprehensive income was $62.7 million and $50.6 million, respectively. For the six months ended June 30, 2010 and 2009, total comprehensive income was $63.9 million and $103.8 million, respectively. The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the three and six months ended June 30 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
2010
Foreign currency translation adjustments	$(635)	$223	$(412)	$(3,062)	$1,072	$(1,990)
Derivative losses on cash flow hedges (see Note 3)	(2,407)	842	(1,565)	(3,983)	1,394	(2,589)

Other comprehensive loss	$(3,042)	$1,065	$(1,977)	$(7,045)	$2,466	$(4,579)

2009
Foreign currency translation adjustments	$11,045	$(3,865)	$7,180	$10,226	$(3,579)	$6,647
Derivative gains on cash flow hedges (see Note 3)	1,158	(406)	752	1,102	(386)	716

Other comprehensive income	$12,203	$(4,271)	$7,932	$11,328	$(3,965)	$7,363

12.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the six months ended June 30, 2010:

Director stock awards granted	2,250

Employee Stock Purchase Plan (“ESPP”) shares issued	20,214

Restricted stock awards granted	169,162

Restricted stock awards cancelled	1,850

Shares released from Deferred Compensation Plan	2,206

Restricted Stock Unit Activities:
Outstanding as of December 31, 2009	1,070
Granted	63
Converted to shares and issued to Deferred Compensation Plan	(295)

Outstanding as of June 30, 2010	838

Stock Option Activities:
Outstanding as of December 31, 2009	1,220,601
Granted	133,440
Exercised	(29,375)
Forfeited	(6,100)
Expired	(3,950)

Outstanding as of June 30, 2010	1,314,616

Shares available for future grants and ESPP purchases as of June 30, 2010	1,251,058

13.	Segment Information

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

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2010
Operating Revenues:
External customers	142,825	21,263	31,544	62,433	214,629	203,064	18,818	—	694,576
Intersegment	4,298	—	3,052	—	—	—	151	(7,501)	—

	147,123	21,263	34,596	62,433	214,629	203,064	18,969	(7,501)	694,576

Costs and Expenses:
Operating	80,011	8,915	21,547	40,541	127,108	203,374	10,895	(7,649)	484,742
Administrative and general	12,931	1,038	2,618	6,091	6,525	3,791	2,793	10,321	46,108
Depreciation and amortization	13,245	8,008	4,958	10,728	2,099	15	2,107	448	41,608

	106,187	17,961	29,123	57,360	135,732	207,180	15,795	3,120	572,458

Gains (Losses) on Asset Dispositions	1,964	(11)	899	379	(36)	—	1,203	—	4,398

Operating Income (Loss)	42,900	3,291	6,372	5,452	78,861	(4,116)	4,377	(10,621)	126,516

Other Income (Expense):
Derivative gains (losses), net	—	—	—	38	—	4,611	—	(9,370)	(4,721)
Foreign currency gains (losses), net	425	(41)	—	(1,731)	(23)	(30)	(15)	(6,085)	(7,500)
Other, net	—	—	—	—	—	6	34	6	46
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,713	—	805	(442)	54	(13)	759	—	2,876

Segment Profit	45,038	3,250	7,177	3,317	78,892	458	5,155

Other Income (Expense) not included in Segment Profit									(15,171)
Less Equity Earnings included in Segment Profit									(2,876)

Income Before Taxes and Equity Earnings									99,170

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2010
Operating Revenues:
External customers	249,054	40,715	61,679	112,756	242,787	346,056	36,104	—	1,089,151
Intersegment	5,255	—	6,353	(48)	—	—	305	(11,865)	—

	254,309	40,715	68,032	112,708	242,787	346,056	36,409	(11,865)	1,089,151

Costs and Expenses:
Operating	153,775	22,347	41,101	72,567	147,445	350,746	20,934	(11,868)	797,047
Administrative and general	25,380	1,875	4,679	11,482	12,562	6,535	5,638	18,848	86,999
Depreciation and amortization	26,723	16,016	9,834	21,175	4,082	35	4,290	850	83,005

	205,878	40,238	55,614	105,224	164,089	357,316	30,862	7,830	967,051

Gains (Losses) on Asset Dispositions	14,615	(11)	1,786	469	(53)	—	1,203	48	18,057

Operating Income (Loss)	63,046	466	14,204	7,953	78,645	(11,260)	6,750	(19,647)	140,157

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(62)	—	8,919	—	(10,802)	(1,945)
Foreign currency gains (losses), net	799	(26)	—	(1,596)	7	(747)	(33)	(8,605)	(10,201)
Other, net	—	—	10	—	—	6	34	596	646
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,964	—	707	(717)	92	(1,035)	734	—	3,745

Segment Profit (Loss)	67,809	440	14,921	5,578	78,744	(4,117)	7,485

Other Income (Expense) not included in Segment Profit									(24,175)
Less Equity Earnings included in Segment Profit									(3,745)

Income Before Taxes and Equity Earnings									104,482

Capital Expenditures	15,864	99	18,780	62,725	3,543	—	—	13,990	115,001

As of June 30, 2010
Property and Equipment	672,114	349,025	277,088	576,030	36,275	181	144,814	19,609	2,075,136
Investments, at Equity, and Receivables from 50% or Less Owned Companies	34,659	7,450	93,506	25,138	2,251	13,974	24,496	—	201,474
Goodwill	13,367	—	1,743	353	37,888	—	1,302	—	54,653
Intangible Assets	9,119	2,135	1,279	—	8,078	—	584	—	21,195
Other current and long-term assets, excluding cash and near cash assets(1)	188,349	9,541	50,156	67,975	178,894	87,624	44,536	25,797	652,872

Segment Assets	917,608	368,151	423,772	669,496	263,386	101,779	215,732

Cash and near cash assets(1)									721,560

Total Assets									3,726,890

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2009
Operating Revenues:
External customers	145,436	24,095	26,842	57,699	33,167	85,852	16,142	—	389,233
Intersegment	1,030	—	3,321	1	8	—	99	(4,459)	—

	146,466	24,095	30,163	57,700	33,175	85,852	16,241	(4,459)	389,233

Costs and Expenses:
Operating	81,609	11,792	17,839	37,312	23,656	79,165	9,214	(4,456)	256,131
Administrative and general	10,935	942	2,048	5,649	5,966	3,468	2,607	8,443	40,058
Depreciation and amortization	13,802	7,999	4,950	9,070	1,739	2	1,973	293	39,828

	106,346	20,733	24,837	52,031	31,361	82,635	13,794	4,280	336,017

Gains (Losses) on Asset Dispositions and Impairments, Net	361	—	396	(1,104)	4	—	330	(2)	(15)

Operating Income (Loss)	40,481	3,362	5,722	4,565	1,818	3,217	2,777	(8,741)	53,201

Other Income (Expense):
Derivative gains (losses), net	(18)	—	—	(78)	—	588	—	3,273	3,765
Foreign currency gains, net	479	25	—	937	53	289	128	4,936	6,847
Other, net	(4)	—	—	—	—	26	—	(23)	(1)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,380	—	702	270	15	32	(908)	—	3,491

Segment Profit	44,318	3,387	6,424	5,694	1,886	4,152	1,997

Other Income (Expense) not included in Segment Profit									(1,746)
Less Equity Earnings included in Segment Profit									(3,491)

Income Before Taxes and Equity Earnings									62,066

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2009
Operating Revenues:
External customers	308,920	50,632	62,061	117,077	67,351	150,355	32,353	—	788,749
Intersegment	2,329	—	5,116	8	58	—	234	(7,745)	—

	311,249	50,632	67,177	117,085	67,409	150,355	32,587	(7,745)	788,749

Costs and Expenses:
Operating	160,448	28,563	37,248	77,629	47,733	141,036	19,918	(8,032)	504,543
Administrative and general	21,133	2,126	4,184	9,800	13,207	5,307	4,833	18,150	78,740
Depreciation and amortization	27,491	15,998	9,816	17,776	3,493	2	3,925	591	79,092

	209,072	46,687	51,248	105,205	64,433	146,345	28,676	10,709	662,375

Gains (Losses) on Asset Dispositions and Impairments, Net	14,807	—	2,657	(1,059)	12	—	330	(2)	16,745

Operating Income (Loss)	116,984	3,945	18,586	10,821	2,988	4,010	4,241	(18,456)	143,119

Other Income (Expense):
Derivative gains (losses), net	(18)	—	—	313	—	1,537	—	5,544	7,376
Foreign currency gains (losses), net	1,844	(9)	—	1,366	20	272	131	3,881	7,505
Other, net	168	—	—	—	—	26	(53)	48	189
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	5,771	—	1,874	(4)	101	187	(911)	—	7,018

Segment Profit	124,749	3,936	20,460	12,496	3,109	6,032	3,408

Other Income (Expense) not included in Segment Profit									(17,658)
Less Equity Earnings included in Segment Profit									(7,018)

Income Before Taxes and Equity Earnings									140,531

Capital Expenditures	29,182	—	6,814	37,610	2,448	—	91	907	77,052

As of June 30, 2009
Property and Equipment	781,925	380,436	277,254	495,978	32,818	135	136,832	3,984	2,109,362
Investments, at Equity, and Receivables from 50% or Less Owned Companies	31,265	—	79,704	27,893	1,991	—	10,009	—	150,862
Goodwill	13,367	—	1,493	353	37,066	—	1,302	—	53,581
Intangible Assets	11,425	2,525	1,607	—	9,768	—	693	—	26,018
Other current and long-term assets, excluding cash and near cash assets(1)	184,056	12,730	21,752	69,414	43,154	56,059	25,392	34,960	447,517

Segment Assets	1,022,038	395,691	381,810	593,638	124,797	56,194	174,228

Cash and near cash assets(1)									749,355

Total Assets									3,536,695

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand and loss of revenues as a result of U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsement for the retro-fitted double-hull tankers, Seabulk Trader and Seabulk Challenge, if the Company is unsuccessful in litigation instructing the U.S. Coast Guard to revoke their coastwise charters, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company’s Common Stock, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services’ double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services’ ability to comply with such regulation and other governmental regulation, changes in National Response Corporation’s Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services’ operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company’s control. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

Overview

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

Deepwater Horizon Oil Spill Response

The Company’s operating results for the three months ended June 30, 2010 were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). Four of the Company’s business segments have been and continue to be actively engaged in the Oil Spill Response. Environmental Services is providing (i) vessels, equipment and people to support clean-up activities both on-shore and at sea, (ii) professional assistance, consulting services and software systems in support of incident management activities, and (iii) assistance in the provision of workers for clean-up operations. Offshore Marine Services is providing (i) vessels for a variety of functions including vessel decontamination, skimming, lightering, offshore traffic control and accommodation, and (ii) technical and video equipment on vessels engaged in the response to allow for instant tracking of assets and surveillance of operations. Aviation Services is providing (i) helicopters for air support to U.S. Coast Guard observers undertaking oil spotting and assessment missions, (ii) transportation for various other officials requiring overflights to assess the response and recovery efforts, and (iii) a flight tracking system to monitor the movement of all marine and aviation assets involved in the response. Harbor and Offshore Towing Services is providing tugs engaged in the decontamination of vessels transiting the region.

The impact of the Deepwater Horizon/BP Macondo well incident on the Company’s future operating results and cash flows is uncertain. Continuing demand for the Company’s assets and services provided in support of the Oil Spill Response will depend on many factors, including the magnitude and duration of ongoing clean-up activities. Oil Spill Response activities are expected to positively impact the Company’s results in the near term but are expected to decline as the oil spill is contained and remediated. As an active party to the Oil Spill Response, the Company has been named in individual and class action litigations involving environmental damage, business and personal injury claims that may result in financial exposure. In reaction to the Deepwater Horizon/BP Macondo well incident, the U.S. Department of the Interior issued an order on May 28, 2010 imposing a six month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued on June 22, 2010 blocking enforcement of the moratorium; however, the U.S. Department of Interior issued a new moratorium on July 12, 2010. The U.S. Department of Interior has also implemented additional safety and certification requirements for drilling activities, imposed additional requirements for the approval of development and production activities, and delayed the approval of applications to drill in both deepwater and shallow-water areas. The Company’s results, in particular those of its the Offshore Marine Services and Aviation Services segments, could be adversely impacted as a consequence of reduced drilling activities in the U.S. Gulf of Mexico. For additional information, see “Contingencies” included below and “Item 1A. Risk Factors” included in Part II.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2010, as compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2009. See “Item 1. Financial Statements – Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘10/’09
	2010		2009		2010		2009		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	79,527	54	52,373	36	119,011	47	128,222	41

Africa, primarily West Africa	19,708	13	29,215	20	38,583	15	58,278	19
Middle East	12,867	9	22,097	15	26,400	11	43,443	14
Mexico, Central and South America	13,547	9	18,220	12	25,714	10	34,545	11
United Kingdom, primarily North Sea	15,313	11	16,552	11	31,336	12	31,712	10
Asia	6,161	4	8,009	6	13,265	5	15,049	5

Total Foreign	67,596	46	94,093	64	135,298	53	183,027	59

	147,123	100	146,466	100	254,309	100	311,249	100	—	(18)

Costs and Expenses:
Operating	80,011	54	81,609	56	153,775	60	160,448	52
Administrative and general	12,931	9	10,935	7	25,380	10	21,133	7
Depreciation and amortization	13,245	9	13,802	9	26,723	11	27,491	9

	106,187	72	106,346	72	205,878	81	209,072	68

Gains on Asset Dispositions and Impairments, net	1,964	1	361	—	14,615	6	14,807	5

Operating Income	42,900	29	40,481	28	63,046	25	116,984	37	6	(46)

Other Income (Expense):
Derivative losses, net	—	—	(18)	—	—	—	(18)	—
Foreign currency gains, net	425	1	479	—	799	—	1,844	1
Other, net	—	—	(4)	—	—	—	168	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,713	1	3,380	2	3,964	2	5,771	2

Segment Profit	45,038	31	44,318	30	67,809	27	124,749	40	2	(46)

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues increased by $0.7 million in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues increased by $4.7 million and other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, decreased by $4.0 million.

The number of days available for charter in the Current Year Quarter was 12,232 compared with 14,064 in the Prior Year Quarter, a 1,832 or 13% reduction, due to net fleet dispositions, including the return of leased vessels to lessors. Overall fleet utilization was 77% in the Current Year Quarter compared with 75% in the Prior Year Quarter. Overall average day rates were $13,906 in the Current Year Quarter compared with $12,030 in the Prior Year Quarter, an increase of $1,876 per day, or 16%.

In the U.S. Gulf of Mexico, time charter revenues were $24.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Incremental charters in support of the Deepwater Horizon oil spill response contributed $27.6 million of additional time charter revenues.

In Africa, time charter revenues were $7.8 million lower in the Current Year Quarter primarily due to vessels mobilizing between geographic regions, fleet dispositions and lower utilization attributable to softer market conditions. Other operating revenues were $1.7 million lower primarily due to reduced third party brokered vessel activity.

In the Middle East, time charter revenues were $5.1 million lower in the Current Year Quarter primarily due to lower utilization attributable to softer market conditions and out-of-service time for one vessel undergoing conversion to standby safety configuration. Other operating revenues were $4.1 million lower primarily due to reduced third party brokered vessel activity.

In the United Kingdom, time charter revenues were $1.1 million lower in the Current Year Quarter primarily due to unfavorable changes in the USD/pound sterling exchange rate.

In Mexico, Central and South America, time charter revenues were $2.3 million lower in the Current Year Quarter primarily due to fleet dispositions. Other operating revenues were $2.3 million lower primarily due to the conclusion of bareboat charters for two vessels that subsequently mobilized to the U.S. Gulf of Mexico.

In Asia, time charter revenues were $3.1 million lower in the Current Year Quarter primarily due to net fleet dispositions. Other operating revenues were $1.2 million higher primarily due to the change in contract status of one vessel from time charter to bareboat.

As of June 30, 2010, the Company had deferred $18.5 million of vessel charter hire scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Of this amount, $2.8 million was deferred during the Current Year Quarter. The Company expects to defer an additional $3.5 million of vessel charter hire under this arrangement through August 2010. The customer has provided payout estimates indicating the Company will receive future payments of $10.8 million in 2010 and $11.2 million in 2011. Such payments are contingent upon future production. Production from the properties commenced in April 2010 and the first payment of $0.1 million was received and recognized as revenue in June 2010. The Company will recognize revenues as cash is received or earlier should future payments become determinable.

Operating Revenues – Current Six Months compared with Prior Six Months. Operating revenues decreased by $56.9 million in the Current Six Months compared with the Prior Six Months. Time charter revenues decreased by $43.7 million and other operating revenues, including third party brokered vessel activity, bareboat charter revenues and other marine services, decreased by $13.2 million.

The number of days available for charter in the Current Six Months was 24,471 compared with 28,352 in the Prior Six Months, a 3,881 or 14% reduction, due to net fleet dispositions, including the return of leased vessels to lessors. Overall fleet utilization was 74% in the Current Six Months compared with 78% in the Prior Six Months. Overall average day rates were $12,672 in the Current Six Months compared with $12,421 in the Prior Six Months, an increase of $251 per day, or 2%.

In the U.S. Gulf of Mexico, time charter revenues were $11.6 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues from rig moving activities for anchor handling towing supply vessels were $20.3 million lower and time charter revenues for all other vessel classes were lower primarily due to a 2,388 or 18% reduction in days available as a result of net fleet dispositions. Incremental charters in support of the Deepwater Horizon oil spill response contributed $27.6 million of additional time charter revenues.

In Africa, time charter revenues were $16.5 million lower in the Current Six Months primarily due to vessels mobilizing between geographic regions, fleet dispositions and lower utilization attributable to softer market conditions. Other operating revenues were $3.1 million lower primarily due to reduced third party brokered vessel activity.

In the Middle East, time charter revenues were $9.5 million lower in the Current Six Months primarily due to lower utilization attributable to softer market conditions and out-of-service time for one vessel undergoing conversion to standby safety configuration. Other operating revenues were $7.6 million lower primarily due to reduced third party brokered vessel activity.

In Mexico, Central and South America, time charter revenues were $3.0 million lower in the Current Six Months primarily due to fleet dispositions. Other operating revenues were $5.8 million lower primarily due to the conclusion of bareboat charters for two vessels that subsequently mobilized to the U.S. Gulf of Mexico.

In Asia, time charter revenues were $2.9 million lower in the Current Six Months primarily due to net fleet dispositions. Other operating revenues were $1.1 million higher primarily due to the change in contract status of one vessel from time charter to bareboat.

As noted above, as of June 30, 2010, the Company had deferred $18.5 million of vessel charter hire scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Of this amount, $7.5 million was deferred during the Current Six Months.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Excluding the impact of gains on asset dispositions and impairments, operating income increased by $0.8 million. Operating expenses decreased by $1.6 million primarily due to net fleet dispositions. Administrative and general expenses increased by $2.0 million primarily due to the reversal of a doubtful debt reserve in the Prior Year Quarter and higher wage and benefit costs in the Current Year Quarter.

Operating Income – Current Six Months compared with Prior Six Months. Excluding the impact of gains on asset dispositions and impairments, operating income decreased by $53.7 million. The decrease in operating revenues noted above was partially offset by a $6.7 million reduction in operating expenses primarily due to net fleet dispositions. Administrative and general expenses increased by $4.2 million primarily due to higher professional fees and the reversal of a doubtful debt reserve in the Prior Six Months.

Fleet Count. The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Anchor handling towing supply	18	1	1	—	20
Crew	41	2	11	3	57
Mini-supply	6	1	5	—	12
Standby safety	25	1	—	—	26
Supply	11	—	8	8	27
Towing supply	5	1	2	1	9
Specialty	4	5	—	3	12

	110	11	27	15	163

2009
Anchor handling towing supply	18	1	1	1	21
Crew	42	2	23	1	68
Mini-supply	7	—	5	—	12
Standby safety	24	—	—	—	24
Supply	12	—	8	8	28
Towing supply	7	3	2	1	13
Specialty	6	3	—	—	9

	116	9	39	11	175

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Rates Per Day Worked:
Anchor handling towing supply	$40,592	$36,486	$36,524	$42,288
Crew	6,586	7,592	6,632	7,443
Mini-supply	9,641	6,286	8,413	6,021
Standby safety	7,861	8,522	8,080	8,137
Supply	14,402	14,716	13,780	15,534
Towing supply	10,467	11,973	11,255	11,779
Specialty	6,187	15,742	7,220	14,426
Overall Average Rates Per Day Worked	13,906	12,030	12,672	12,421

Utilization:
Anchor handling towing supply	89%	66%	75%	70%
Crew	72%	71%	70%	75%
Mini-supply	61%	61%	58%	67%
Standby safety	88%	88%	88%	89%
Supply	78%	79%	78%	80%
Towing supply	81%	98%	78%	94%
Specialty	64%	82%	65%	91%
Overall Fleet Utilization	77%	75%	74%	78%

Available Days:
Anchor handling towing supply	1,729	1,547	3,439	3,053
Crew	4,527	5,973	9,027	12,096
Mini-supply	1,001	1,319	1,991	2,697
Standby safety	2,222	2,184	4,382	4,344
Supply	1,729	1,820	3,439	3,620
Towing supply	690	819	1,499	1,690
Specialty	334	402	694	852

Overall Fleet Available Days	12,232	14,064	24,471	28,352

Marine Transportation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘10/’09
	2010		2009		2010		2009		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	21,263	100	24,095	100	40,715	100	50,632	100	(12)	(20)

Costs and Expenses:
Operating	8,915	42	11,792	49	22,347	55	28,563	56
Administrative and general	1,038	5	942	4	1,875	5	2,126	4
Depreciation and amortization	8,008	38	7,999	33	16,016	39	15,998	32

	17,961	85	20,733	86	40,238	99	46,687	92

Losses on Asset Dispositions	(11)	—	—	—	(11)	—	—	—

Operating Income	3,291	15	3,362	14	466	1	3,945	8	(2)	(88)

Other Income (Expense):
Foreign currency gains (losses), net	(41)	—	25	—	(26)	—	(9)	—

Segment Profit	3,250	15	3,387	14	440	1	3,936	8	(4)	(89)

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues were $2.8 million lower primarily due to a change in the contract status of the Oregon Voyager (formerly Seabulk Energy) from time charter to long-term bareboat charter, and a softer spot market in the Current Year Quarter.

Operating Revenues – Current Six Months compared with Prior Six Months. Operating revenues were $9.9 million lower primarily due to the change in the contract status of the Oregon Voyager, more out-of-service time for drydockings and a softer spot market in the Current Six Months.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Operating income was $0.1 million lower primarily due to the reductions in operating revenues noted above, partially offset by lower operating expenses as a result of the change in the contract status of the Oregon Voyager.

Operating Income – Current Six Months compared with Prior Six Months. Operating income was $3.5 million lower primarily due to the reductions in operating revenues noted above and higher drydocking expenses, partially offset by lower operating expenses primarily as a result of the change in contract status for the Oregon Voyager.

Fleet Count. As of June 30, 2010 and 2009, Marine Transportation Services owned eight U.S.-flag product tankers operating in the domestic coastwise trade.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘10/’09
	2010		2009		2010		2009		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	34,596	100	30,163	100	68,032	100	67,177	100	15	1

Costs and Expenses:
Operating	21,547	62	17,839	59	41,101	60	37,248	55
Administrative and general	2,618	8	2,048	7	4,679	7	4,184	6
Depreciation and amortization	4,958	14	4,950	16	9,834	15	9,816	15

	29,123	84	24,837	82	55,614	82	51,248	76

Gains on Asset Dispositions	899	3	396	1	1,786	3	2,657	4

Operating Income	6,372	19	5,722	19	14,204	21	18,586	28	11	(24)

Other Income (Expense):
Other, net	—	—	—	—	10	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	805	2	702	2	707	1	1,874	2

Segment Profit	7,177	21	6,424	21	14,921	22	20,460	30	12	(27)

Operating Results – Current Year Quarter compared with Prior Year Quarter. Operating revenues increased by $4.4 million primarily due to higher dry cargo pool participation as a result of changes in contract status from chartered-out barges and the addition of new equipment. Excluding the impact of gains on asset dispositions, operating income increased by $0.1 million as the increases in operating revenues were offset by higher wage and benefit costs due to additional manpower.

Operating Results – Current Six Months compared with Prior Six Months. Operating revenues increased by $0.9 million primarily due to higher dry cargo pool participation as described above and increased liquid terminal activity, partially offset by the loss of revenue following the contribution of three towboats to a joint venture during the third quarter of 2009. Excluding the impact of gains on asset dispositions, operating income decreased by $3.5 million primarily due to difficult operating conditions and higher fuel prices during the first quarter of 2010 compared with the first quarter of 2009 resulting in higher towing, fleeting and switching costs.

Fleet Count. The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Inland river dry cargo barges	619	262	2	566	1,449
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessels(1)	—	1	—	—	1

	713	309	4	566	1,592

2009
Inland river dry cargo barges	582	262	2	113	959
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	18	5	—	—	23
Dry cargo vessels(1)	—	1	—	—	1

	677	302	4	113	1,096

(1)	Argentine-flag.

Aviation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘10/’09
	2010		2009		2010		2009		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	48,452	78	50,689	88	86,523	77	102,202	87
Foreign	13,981	22	7,011	12	26,185	23	14,883	13

	62,433	100	57,700	100	112,708	100	117,085	100	8	(4)

Costs and Expenses:
Operating	40,541	65	37,312	65	72,567	64	77,629	66
Administrative and general	6,091	10	5,649	9	11,482	10	9,800	8
Depreciation and amortization	10,728	17	9,070	16	21,175	19	17,776	15

	57,360	92	52,031	90	105,224	93	105,205	89

Gains (Losses) on Asset Dispositions and Impairments, Net	379	1	(1,104)	(2)	469	—	(1,059)	(1)

Operating Income	5,452	9	4,565	8	7,953	7	10,821	10	19	(27)

Other Income (Expense):
Derivative gains (losses), net	38	—	(78)	—	(62)	—	313	—
Foreign currency gains (losses), net	(1,731)	(3)	937	2	(1,596)	(1)	1,366	1
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(442)	(1)	270	—	(717)	(1)	(4)	—

Segment Profit	3,317	5	5,694	10	5,578	5	12,496	11	(42)	(55)

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues increased by $4.7 million. In the United States, operating revenues were lower primarily due to the termination of several contracts in Air Medical Services, partially offset by incremental work in support of the Deepwater Horizon oil spill response. Foreign operating revenues improved as additional aircraft were placed on long-term leases and short-term contracts.

Operating Revenues – Current Six Months compared with Prior Six Months. Operating revenues decreased by $4.4 million. In the United States, operating revenues were lower primarily due to the termination of several contracts in Air Medical Services and a reduction in the number of aircraft and lower flight hours in the U.S. Gulf of Mexico primarily due to decreased drilling activity, partially offset by incremental work in support of the Deepwater Horizon oil spill response. Operating revenues in Alaska were higher primarily due to an additional oil and gas contract, partially offset by lower flightseeing revenues as a result of a reduction in tourist activity. Foreign operating revenues improved as additional aircraft were placed on long-term leases and short-term contracts.

Operating Income – Current Year Quarter compared with Prior Year Quarter. Excluding the impact of gains on asset dispositions and impairments, operating income decreased by $0.6 million primarily due to lower margins in Alaska as a result of higher repair and maintenance costs and a reduction in flightseeing activity levels, and a hurricane insurance recovery in the Prior Year Quarter. These decreases were partially offset by additional aircraft being placed in international leasing activities and higher activity levels in the U.S. Gulf of Mexico in support of the Deepwater Horizon oil spill response.

Operating Income – Current Six Months compared with Prior Six Months. Excluding the impact of gains on asset dispositions and impairments, operating income decreased by $4.4 million primarily due to lower operating revenues described above. In the Prior Six Months, operating expenses included a hurricane insurance recovery and general and administrative expenses included the reversal of a bad debt provision for an Alaska-based customer following collection.

Fleet Count. The composition of Aviation Services’ fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2010
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	31	—	6	9	46
Medium helicopters	54	—	2	3	59
Heavy helicopters	9	—	—	—	9

	145	6	11	12	174

2009
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	35	—	6	9	50
Medium helicopters	52	—	3	6	61
Heavy helicopters	7	—	1	—	8

	145	6	13	15	179

(1)	Excludes one helicopter removed from service as of June 30, 2010 and 2009, respectively, and excludes three helicopters removed from service and disassembled for spare parts as of June 30, 2010.

(2)	Excludes three helicopters removed from service as of June 30, 2010 and 2009, respectively.

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘10/’09
	2010		2009		2010		2009		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	208,531	97	28,378	86	230,761	95	57,251	85
Foreign	6,098	3	4,797	14	12,026	5	10,158	15

	214,629	100	33,175	100	242,787	100	67,409	100	547	260

Costs and Expenses:
Operating	127,108	59	23,656	71	147,445	61	47,733	71
Administrative and general	6,525	3	5,966	18	12,562	5	13,207	20
Depreciation and amortization	2,099	1	1,739	5	4,082	2	3,493	5

	135,732	63	31,361	94	164,089	68	64,433	96

Gains (Losses) on Asset Dispositions	(36)	—	4	—	(53)	—	12	—

Operating Income	78,861	37	1,818	6	78,645	32	2,988	4	4238	2532

Other Income (Expense):
Foreign currency gains (losses), net	(23)	—	53	—	7	—	20	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	54	—	15	—	92	—	101	—

Segment Profit	78,892	37	1,886	6	78,744	32	3,109	4	4083	2433

Operating Results. Operating results improved in the Current Year Quarter and Current Six Months primarily due to services provided in support of the Deepwater Horizon oil spill response as previously discussed in “Overview” on page 24.

Commodity Trading and Logistics

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ‘10/’09
	2010		2009		2010		2009		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	176,400	87	52,502	61	310,146	90	101,990	68
Foreign	26,664	13	33,350	39	35,910	10	48,365	32

	203,064	100	85,852	100	346,056	100	150,355	100	137	130

Costs and Expenses:
Operating	203,374	100	79,165	92	350,746	101	141,036	94
Administrative and general	3,791	2	3,468	4	6,535	2	5,307	3
Depreciation	15	—	2	—	35	—	2	—

	207,180	102	82,635	96	357,316	103	146,345	97

Operating Income (Loss)	(4,116)	(2)	3,217	4	(11,260)	(3)	4,010	3	(228)	(381)

Other Income (Expense):
Derivative gains, net	4,611	2	588	1	8,919	2	1,537	1
Foreign currency gains (losses), net	(30)	—	289	—	(747)	—	272	—
Other, net	6	—	26	—	6	—	26	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(13)	—	32	—	(1,035)	—	187	—

Segment Profit (Loss)	458	—	4,152	5	(4,117)	(1)	6,032	4	(89)	(168)

Operating Revenues – Current Year Quarter compared with Prior Year Quarter. Operating revenues increased by $117.2 million primarily due to higher sales volumes of renewable fuels and blendstocks and the financial consolidation of sugar trading activities following the Company’s acquisition of a majority interest in its joint venture in June 2009.

Operating Revenues – Current Six Months compared with Prior Six Months. Operating revenues increased by $195.7 million primarily due to higher sales volumes of renewable fuels and blendstocks and the financial consolidation of sugar trading activities as described above, partially offset by lower sales volumes and lower prices for rice trading activities.

Segment Profit. Segment profit decreased by $3.7 million in the Current Year Quarter compared with the Prior Year Quarter and decreased by $10.1 million in the Current Six Months compared with the Prior Six Months primarily due to difficult conditions in rice trading markets. The Company has decided to reduce its future rice trading activities and intends to liquidate its rice inventories by the end of the third quarter of 2010.

Equity in Earnings (Losses) of 50% or Less Owned Companies. Equity in losses of 50% or less owned companies in the Current Six Months were primarily due to start-up activities at the Company’s alcohol manufacturing facility joint venture.

Other Segment Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘10/’09
	2010	2009	2010	2009	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	4,946	3,284	7,655	4,954	51	55
Other Activities	(550)	(379)	(904)	(635)	(45)	(42)
Equity in Earnings (Losses) of 50% or Less Owned Companies	759	(908)	734	(911)	184	181

Segment Profit	5,155	1,997	7,485	3,408	158	120

Harbor and Offshore Towing Services. Segment profit from Harbor and Offshore Towing Services increased in the Current Year Quarter compared with the Prior Year Quarter and in the Current Six Months compared with the Prior Six Months primarily due to a gain on the sale of an ocean liquid tank barge and higher activity levels in support of the Deepwater Horizon oil spill response.

Corporate and Eliminations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘10/’09
	2010	2009	2010	2009	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(10,769)	(8,741)	(19,650)	(18,763)	(23)	(5)
Eliminations	148	—	3	307	n/a	(99)

Operating Loss	(10,621)	(8,741)	(19,647)	(18,456)	(22)	(6)

Other Income (Expense):
Derivative gains (losses), net	(9,370)	3,273	(10,802)	5,544	(386)	(295)
Foreign currency gains (losses), net	(6,085)	4,936	(8,605)	3,881	(223)	(322)
Other, net	6	(23)	596	48	126	1142

Derivative gains (losses), net. Derivative losses, net were $9.4 million in the Current Year Quarter and $10.8 million in the Current Six Months primarily due to losses on forward currency exchange, option and future contracts resulting from the strengthening of the U.S. dollar against the euro and losses on interest rate swaps resulting from declines in market interest rates.

Foreign currency gains (losses), net. Foreign currency losses, net of $6.1 million in the Current Year Quarter and $8.6 million in the Current Six Months were primarily due to the effect of a stronger U.S. dollar on certain of the Company’s foreign currency denominated positions in cash, intercompany notes receivable and marketable securities.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ‘10/’09
	2010	2009	2010	2009	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	1,863	578	3,226	1,621	222	99
Interest expense	(11,264)	(14,075)	(23,588)	(28,412)	20	17
Debt extinguishment gains (losses), net	(364)	(78)	(368)	1,285	(367)	(129)
Marketable security gains (losses), net	(5,406)	11,829	(3,445)	7,848	(146)	(144)

	(15,171)	(1,746)	(24,175)	(17,658)	(769)	(37)

Interest Expense. Interest expense decreased in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months primarily due to the reduction in principal balances following the purchase, maturity or redemption of certain of the Company’s Senior Notes, Convertible Debentures and Title XI Bonds, partially offset by the issuance of the Company’s 7.375% Senior Notes due 2019 in September 2009.

Marketable security gains (losses), net. Marketable security losses, net in the Current Year Quarter and the Current Six Months and marketable security gains, net in the Prior Year Quarter and Prior Six Months were primarily attributable to the Company’s investments in long marketable securities positions.

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

Summary of Cash Flows

	For the Six Months Ended June 30,
	2010	2009
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	153,034	188,629
Investing Activities	(4,439)	10,336
Financing Activities	(206,984)	(67,289)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,017)	8,508

Net Increase (Decrease) in Cash and Cash Equivalents	(67,406)	140,184

Operating Activities

Cash flows provided by operating activities decreased by $35.6 million in the Current Six Months compared with the Prior Six Months primarily due to increased purchases of marketable securities (as discussed below), partially offset by increases in dividends received from 50% or less owned companies and reductions in working capital funding.

During the Current Six Months, cash used in operating activities included $50.3 million to purchase marketable security long positions and $5.1 million to cover marketable security short positions. During the Current Six Months, cash provided by operating activities included $24.5 million received from the sale of marketable security long positions and $3.7 million received upon entering into marketable security short positions.

During the Prior Six Months, cash used in operating activities included $10.9 million to purchase marketable security long positions and $1.0 million to cover marketable security short positions. During the Prior Six Months, cash provided by operating activities included $26.7 million received from the sale of marketable security long positions and $9.8 million received upon entering into marketable security short positions.

Investing Activities

During the Current Six Months, capital expenditures were $115.0 million. Equipment deliveries included one offshore support vessel, 38 inland river dry cargo barges and three helicopters. During the Prior Six Months, capital expenditures were $77.1 million. Equipment deliveries included two offshore support vessels, one inland river towboat and four helicopters.

During the Current Six Months, proceeds from the disposition of property and equipment were $58.3 million. The Company sold two offshore support vessels, one helicopter, one ocean liquid tank barge and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. During the Prior Six Months, proceeds from the dispositions of property and equipment were $55.5 million. The Company sold 14 offshore support vessels, four inland river dry cargo barges, two harbor tugs and other equipment. In addition, two helicopters were scrapped and one leased helicopter was a total loss after an accident in the North Sea.

As of June 30, 2010, construction reserve funds of $217.6 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. During the Current Six Months, construction reserve fund account transactions included withdrawals of $55.6 million. During the Prior Six Months, construction reserve fund account transactions included withdrawals of $58.3 million and deposits of $19.4 million.

The Company’s unfunded capital commitments as of June 30, 2010 consisted primarily of offshore support vessels, helicopters, an aircraft, an interest in a dry-bulk articulated tug-barge, a harbor and offshore tug and other equipment. These commitments totaled $247.0 million, of which $115.9 million is payable during the remainder of 2010 with the balance payable through 2013. Of the total unfunded capital commitments, $2.8 million may be terminated without further liability.

During the Current Six Months, the Company redeemed all of the outstanding Title XI Bonds on two of the Company’s double-hull product tankers (as noted below) and released $18.8 million of restricted cash into general purpose funds.

During the Current Six Months, the Company made net investments in, and advances to, 50% or less owned companies of $19.9 million and net investments in leases of $17.7 million. During the Prior Six Months, the Company made net investments in, and advances to, 50% or less owned companies of $4.3 million and net investments in leases of $1.9 million.

Financing Activities

During the Prior Six Months, the Company borrowed $25.0 million under its revolving credit facility. The remaining availability under this facility as of June 30, 2010 was $324.5 million, net of issued letters of credit of $0.5 million. In addition, the Company had other outstanding letters of credit totaling $44.1 million with various expiration dates through 2014.

During the Current Six Months, the Company made payments on long-term debt and capital lease obligations of $5.3 million and made net payments on inventory financing arrangements of $19.3 million. During the Prior Six Months, the Company made payments on long-term debt and capital lease obligations of $7.2 million and made net payments on inventory financing arrangements of $22.2 million.

During the Current Six Months the Company redeemed all of the outstanding bonds on two of the Company’s double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make-whole premium.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

During the Current Six Months, the Company purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million. During the Prior Six Months, the Company purchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012, $37.0 million, in principal amount, of its 7.2% Senior Notes due 2009 and $20.2 million, in principal amount, of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $58.4 million.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the Current Six Months, the Company acquired for treasury 1,615,900 shares of Common Stock for an aggregate purchase price of $120.0 million. During the Prior Six Months, the Company repurchased $3.8 million, in principal amount, of its 2.875% Convertible Debentures due 2024 for $3.7 million. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of June 30, 2010, the remaining authority under the repurchase plan was $130.1 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the Current Six Months, the effect of exchange rate changes reduced cash and cash equivalents by $9.0 million, primarily due to the strengthening of the U.S. dollar against the euro and pound sterling.

Short and Long-Term Liquidity Requirements

The recent economic conditions have created an unprecedented disruption in the credit and capital markets. To date, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may use its cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, and borrow under its revolving credit facility, issue debt or a combination thereof.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms require that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court: (i) vacated its April 24, 2008 Order to the extent that it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader; (ii) vacated its November 14, 2008 Order providing for the Undertaking; and (iii) remanded the matter to the USCG for further proceedings to reconsider the decision to grant a coastwise endorsement of the Seabulk Trader consistent with the opinion of the

Court of Appeals. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s consolidated financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $49.5 million as of June 30, 2010 and such tankers contributed operating revenues of $9.0 million during the six months ended June 30, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $587.8 million (£390.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit to be $7.5 million (£5.0 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the

Deepwater Horizon and subsequent oil spill. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc., a subsidiary of SEACOR. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal.

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

The Company has entered into and settled various positions in forward currency exchange, option and future contracts with respect to the pound sterling, euro, yen, rupee, Singapore dollar, won, Taiwanese dollar, Thai baht, ringgit, dinar, Mexican peso, renminbi, dirham, Brazilian real and rand. These contracts enable the Company to buy these currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. As of June 30, 2010, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $150.0 million. For those forward currency exchange contract positions not designated as fair value hedges, an adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $3.0 million net of tax. As of June 30, 2010, the Company had capital purchase commitments of €178.1 million and had designated €76.0 million ($92.8 million) of its forward currency exchange contracts as fair value hedges. In addition, the Company maintained cash balances of €47.0 million as of June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The Company’s operations in the Gulf of Mexico may be adversely impacted by the recent Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company’s Offshore Marine Services and Aviation Services segments have extensive operations in the U.S. Gulf of Mexico, which, along with those of certain of its customers, may be adversely impacted by, among other factors:

•

the drilling moratorium issued by the U.S. Department of the Interior directing lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico for six months, or any future extension of such moratorium;

•	the suspension, stoppage or termination by customers of existing contracts and the demand by customers for new or renewed contracts in the U.S. Gulf of Mexico and other affected regions;

•

unplanned customer suspensions, cancellations, rate reductions or non-renewals of commitments to charter vessels and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment;

•	new or additional government regulations and laws concerning drilling operations in the U.S. Gulf of Mexico and other regions; and

•	the cost or availability of relevant insurance coverage.

Any one or a combination of these factors could reduce revenues, increase operating costs and have a material adverse effect on the Company’s financial position and its results of operations.

The Company could incur liability in connection with providing spill response services. The Company may incur increased legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the Deepwater Horizon/BP Macondo Well Incident. Several of the Company’s business segments are currently subject to litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects it may be named in additional litigation regarding its response services. Although companies are generally exempt in the United States from liability under the Clean Water Act (“CWA”) for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. Although most of the states within the United States in which the Company provides services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic clients. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients.

Negative publicity may adversely impact the Company. Media coverage and public statements that insinuate improper actions by the Company, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on the Company’s reputation and the morale of its employees, which could adversely affect the Company’s financial position and its results of operations.

Increased domestic and international laws and regulations may adversely impact the Company. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, including the drilling moratorium issued by the U.S. Department of the Interior directing lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico for six months, or any future extension of such moratorium, may increase the cost or availability of insurance coverage and may influence decisions by customers or other industry participants that could reduce demand for the Company’s services, which would have a negative impact on the Company’s Offshore Marine Services and Aviation Services segments.

A change in oil spill regulation could reduce demand for Environmental Services’ emergency response services. Environmental Services is dependent upon the regulations promulgated under OPA 90, international conventions and, to a lesser extent, local regulations. A change in emergency regulations and/or increased competition from non-profit competitors could decrease demand for Environmental Services’ emergency response services and/or increase costs without a commensurate increase in revenue.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
April 1 – 30, 2010	38,600	$79.35	—	$227,102,139
May 1 – 31, 2010	615,500	$74.72	—	$181,112,491
June 1 – 30, 2010	712,100	$71.64	—	$130,096,823

(1)	Excludes commissions of $68,805 or $0.05 per share.

(2)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof and, from time to time thereafter, increased such authority. On February 18, 2010, SEACOR’s Board of Directors increased the authority to purchase Common Stock up to a total authorized expenditure of $250.0 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on May 20, 2010. The following table gives a brief description of each matter voted upon at that meeting and, as applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Charles Fabrikant	18,444,610	N/A	344,285	N/A	N/A
Pierre de Demandolx	18,566,456	N/A	222,439	N/A	N/A
Richard Fairbanks	18,566,539	N/A	222,356	N/A	N/A
John C. Hadjipateras	18,665,344	N/A	123,551	N/A	N/A
Oivind Lorentzen	18,667,076	N/A	121,819	N/A	N/A
Andrew Morse	15,315,362	N/A	3,473,533	N/A	N/A
Christopher Regan	18,665,329	N/A	123,566	N/A	N/A
Steven Webster	17,884,760	N/A	904,135	N/A	N/A
Steven J. Wisch	18,648,067	N/A	140,828	N/A	N/A
2. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010	20,369,056	125,305	N/A	873	N/A

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: July 29, 2010	By:	/s/ CHARLES FABRIKANT
Charles Fabrikant, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: July 29, 2010	By:	/s/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.