Form 10-Q
period 2010-09-30
SEACOR HOLDINGS INC /NEW/
filed 2010-10-29
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of October 25, 2010 was 21,241,915. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$662,278	$465,904
Restricted cash	14,823	34,014
Marketable securities	103,150	68,139
Receivables:
Trade, net of allowance for doubtful accounts of $3,838 and $3,608 in 2010 and 2009, respectively	512,131	301,143
Other	44,550	78,689
Inventories	66,024	76,949
Deferred income taxes	3,354	3,354
Prepaid expenses and other	17,570	15,725

Total current assets	1,423,880	1,043,917

Property and Equipment	2,899,150	2,833,011
Accumulated depreciation	(850,428)	(754,263)

Net property and equipment	2,048,722	2,078,748

Investments, at Equity, and Receivables from 50% or Less Owned Companies	148,334	186,814
Construction Reserve Funds & Title XI Reserve Funds	272,259	289,750
Goodwill	54,764	54,571
Intangible Assets	21,627	23,554
Other Assets, net of allowance for doubtful accounts of $1,870 and $2,301 in 2010 and 2009, respectively	52,846	46,265

	$4,022,432	$3,723,619

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$13,809	$36,436
Current portion of capital lease obligations	1,014	966
Accounts payable and accrued expenses	336,968	135,425
Other current liabilities	237,738	142,285

Total current liabilities	589,529	315,112

Long-Term Debt	681,268	748,704
Capital Lease Obligations	5,783	6,624
Deferred Income Taxes	586,466	575,440
Deferred Gains and Other Liabilities	88,130	111,848

Total liabilities	1,951,176	1,757,728

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 35,823,148 and 35,550,934 shares issued in 2010 and 2009, respectively	358	356
Additional paid-in capital	1,196,445	1,182,023
Retained earnings	1,764,202	1,546,581
Shares held in treasury of 14,592,224 and 12,938,108 in 2010 and 2009, respectively, at cost	(891,887)	(768,438)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(3,417)	(3,056)
Derivative losses on cash flow hedges, net of tax	(4,151)	(204)

	2,061,550	1,957,262
Noncontrolling interests in subsidiaries	9,706	8,629

Total equity	2,071,256	1,965,891

	$4,022,432	$3,723,619

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues	$979,833	$446,079	$2,068,984	$1,234,828

Costs and Expenses:
Operating	683,219	327,602	1,480,266	832,145
Administrative and general	50,627	41,926	137,626	120,666
Depreciation and amortization	41,312	40,272	124,317	119,364

	775,158	409,800	1,742,209	1,072,175

Gains on Asset Dispositions and Impairments, Net	23,896	5,783	41,953	22,528

Operating Income	228,571	42,062	368,728	185,181

Other Income (Expense):
Interest income	2,562	789	5,788	2,410
Interest expense	(10,274)	(14,267)	(33,862)	(42,679)
Debt extinguishment gains (losses), net	—	2,787	(368)	4,072
Marketable security gains (losses), net	(54)	6,948	(3,499)	14,796
Derivative gains (losses), net	1,648	2,328	(297)	9,704
Foreign currency gains (losses), net	7,585	(939)	(2,616)	6,566
Other, net	10	(57)	656	132

	1,477	(2,411)	(34,198)	(4,999)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	230,048	39,651	334,530	180,182
Income Tax Expense	87,709	15,751	127,424	66,866

Income Before Equity in Earnings of 50% or Less Owned Companies	142,339	23,900	207,106	113,316
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	7,933	2,340	11,678	9,358

Net Income	150,272	26,240	218,784	122,674
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	334	(42)	1,163	1,090

Net Income attributable to SEACOR Holdings Inc.	$149,938	$26,282	$217,621	$121,584

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$7.21	$1.32	$10.08	$6.13
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$7.14	$1.23	$9.99	$5.53
Weighted Average Common Shares Outstanding:
Basic	20,786,721	19,867,226	21,590,917	19,824,913
Diluted	21,000,565	23,458,195	21,785,292	23,374,644

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- Controlling Interests In Subsidiaries	Total Equity	Comprehensive Income
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss
December 31, 2009	$356	$1,182,023	$1,546,581	$(768,438)	$(3,260)	$8,629	$1,965,891
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,552	—	—	2,552
Exercise of stock options	—	2,169	—	—	—	—	2,169
Director stock awards	—	234	—	—	—	—	234
Restricted stock and restricted stock units	2	(5)	—	154	—	—	151
Purchase of treasury shares	—	—	—	(125,982)	—	—	(125,982)
Amortization of share awards	—	11,844	—	—	—	—	11,844
Cancellation of restricted stock	—	173	—	(173)	—	—
Purchase of subsidiary shares from noncontrolling interests	—	7	—	—	—	(46)	(39)
Dividends paid to noncontrolling interests	—	—	—	—	—	(450)	(450)
Cash received from noncontrolling interests	—	—	—	—	—	410	410
Comprehensive income:
Net income	—	—	217,621	—	—	1,163	218,784	$218,784
Other comprehensive loss	—	—	—	—	(4,308)	—	(4,308)	(4,308)

Nine months ended September 30, 2010	$358	$1,196,445	$1,764,202	$(891,887)	$(7,568)	$9,706	$2,071,256	$214,476

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009
Net Cash Provided by Operating Activities	$416,060	$276,946

Cash Flows from Investing Activities:
Purchases of property and equipment	(173,729)	(129,157)
Proceeds from disposition of property and equipment	172,993	95,033
Cash settlements on derivative transactions, net	(1,585)	(771)
Investments in and advances to 50% or less owned companies	(41,262)	(10,061)
Return of investments and advances from 50% or less owned companies	22,125	1,774
Proceeds on sale of investments in 50% or less owned companies	—	136
Principal payments (advances) on third party notes receivable, net	1,367	(2,031)
Net decrease (increase) in restricted cash	19,191	(8,566)
Net decrease in construction reserve funds and Title XI reserve funds	17,491	14,886
Net increase in escrow deposits on like-kind exchanges	(738)	—
Investments in leases, net	(16,366)	(1,803)
Business acquisitions, net of cash acquired	1,203	(1,955)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	—	(154)

Net cash provided by (used in) investing activities	690	(42,669)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(72,166)	(222,691)
Net payments on inventory financing arrangements	(19,613)	(16,789)
Proceeds from issuance of long-term debt, net of offering costs	—	349,297
Common stock acquired for treasury	(125,982)	—
Proceeds and tax benefits from share award plans	4,776	2,870
Purchase of subsidiary shares from noncontrolling interests	(39)	(1,210)
Dividends paid to noncontrolling interests, net	(40)	(1,627)

Net cash provided by (used in) financing activities	(213,064)	109,850

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(7,312)	476

Net Increase in Cash and Cash Equivalents	196,374	344,603
Cash and Cash Equivalents, Beginning of Period	465,904	275,442

Cash and Cash Equivalents, End of Period	$662,278	$620,045

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Accounting Policy

The condensed consolidated financial information for the three and nine months ended September 30, 2010 and 2009 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009, its changes in equity for the nine months ended September 30, 2010, and its cash flows for the nine months ended September 30, 2010 and 2009. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Revenue Recognition. As of September 30, 2010, the Company had deferred $19.7 million of vessel charter hire scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Of this amount, $9.5 million was deferred during the nine months ended September 30, 2010. The Company expects to defer an additional $1.5 million of vessel charter hire under this arrangement through November 2010. The customer has provided payout estimates indicating the Company will receive future payments of $3.3 million in 2010 and $17.9 million in 2011. Such payments are contingent upon future production. Production from the properties commenced in April 2010 and payments totaling $0.8 million were received and recognized as revenue during the nine months ended September 30, 2010. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable.

2.	Fair Value Measurements

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

The Company’s financial assets and liabilities as of September 30, 2010 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$92,534	$10,616	$—
Derivative instruments (included in other receivables)	721	11,214	—
Construction reserve funds and Title XI reserve funds	272,259	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	17,809	—	—
Derivative instruments (included in other current liabilities)	6,494	11,998	—

(1)

Marketable security gains (losses), net include losses of $0.1 million and gains of $0.3 million for the three months ended September 30, 2010 and 2009, respectively, related to marketable security positions held by the Company as of September 30, 2010. Marketable security gains (losses), net include losses of $1.9 million and gains of $0.1 million for the nine months ended September 30, 2010 and 2009, respectively, related to marketable security positions held by the Company as of September 30, 2010.

The estimated fair value of the Company’s other financial assets and liabilities as of September 30, 2010 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$677,101	$677,101
Investments, at cost, in 50% or less owned companies (included in other assets)	7,847	see below
Notes receivable from other business ventures (included in other assets)	6,504	see below
LIABILITIES
Long-term debt, including current portion	695,077	724,956

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

The Company’s non-financial assets and liabilities that were measured at fair value during the nine months ended September 30, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Seaspraie(1)	$—	$56,255	$—
Seabulk America (included in property and equipment)(2)	—	5,000	—
Investment in SES-Kazakhstan(3)	—	1,000	—

(1)

During the three months ended September 30, 2010, the Company marked its investment in its Seaspraie joint venture to fair value following the acquisition of a controlling interest (see note 4). The investment’s fair value, consisting of barges and financial assets, was primarily based on the sale of similar equipment to an unrelated third party.

(2)	During the three months ended September 30, 2010, the Company recorded an impairment charge of $18.7 million to reduce the carrying value of one of its tankers, the Seabulk America, to its fair value (see note 5). Fair value was determined by an independent market valuation based on the sale of similar equipment.

(3)	During the three months ended September 30, 2010, the Company marked its investment in its SES-Kazakhstan joint venture to fair value following the acquisition of a controlling interest (see note 4). The investment’s fair value was determined based on the Company’s purchase price of the non-controlling interest.

3.	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of September 30, 2010 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$2,743	$86
Interest rate swap agreements (cash flow hedges)	—	6,810

	2,743	6,896

Derivatives not designated as hedging instruments:
Options on equities and equity indices	48	2,379
Forward currency exchange, option and future contracts	2,367	624
Interest rate swap agreements	—	3,359
Commodity swap, option and future contracts:
Exchange traded	338	3,773
Non-exchange traded	6,439	1,461
U.S. treasury notes and bond future and option contracts	—	—

	9,192	11,596

	$11,935	$18,492

Fair Value Hedges. As of September 30, 2010, the Company has designated certain of its forward currency exchange contracts with notional values of €75.8 million as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2010 through 2013. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the nine months ended September 30, 2010, the Company designated €68.0 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €16.0 million previously so designated as of December 31, 2009. During the nine months ended September 30, 2010, the Company dedesignated €8.2 million notional value of these contracts as fair value hedges. Subsequent to September 30, 2010, forward currency exchange contracts with an aggregate notional value of €8.0 million matured.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the nine months ended September 30 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Forward currency exchange contracts, effective and ineffective portions	$(1,102)	$587
Increase (decrease) in fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	1,011	(354)

	$(91)	$233

Cash Flow Hedges. As of September 30, 2010, the Company is a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on LIBOR on these notional values. During the nine months ended September 30, 2010, one of the Company’s Offshore Marine Services 50-50 joint ventures entered into an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $21.3 million as of September 30, 2010 and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company and its joint venture have converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. During the nine months ended September 30, 2010, another of the Company’s Offshore Marine Services 50-50 joint ventures dedesignated its interest rate swap as a cash flow hedge.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the nine months ended September 30 as follows (in thousands):

	Other comprehensive income (loss)		Derivative gains (losses), net
	2010	2009	2010	2009
Interest rate swap agreements, effective portion	$(8,323)	$(1,490)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	24	(255)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	2,251	256	—	—

	$(6,072)	$(1,234)	$24	$(255)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Options on equities and equity indices	$1,434	$2,894
Forward currency exchange, option and future contracts	505	3,847
Interest rate swap agreements	(4,035)	(594)
Commodity swap, option and future contracts:
Exchange traded	898	(55)
Non-exchange traded	3,048	3,489
U.S. treasury notes and bond future and option contracts	(2,080)	145

	$(230)	$9,726

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of September 30, 2010, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $62.0 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. Subsequent to September 30, 2010, forward currency exchange contracts with an aggregate U.S. dollar equivalent of $39.5 million matured and the Company entered into new forward currency exchange contracts with an aggregate U.S. dollar equivalent of $41.2 million.

The Company has entered into various interest rate swap agreements maturing in 2012 and 2013 that call for the Company to pay fixed interest rates ranging from 1.79% to 2.59% on aggregate notional values of $73.7 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50-50 joint ventures has entered into an interest rate swap agreement maturing in 2014. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $27.6 million and receive a variable interest rate based on LIBOR on the notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company has entered into and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts of ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of September 30, 2010, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, ethanol and rice) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of September 30, 2010, these positions were not material.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. Subsequent to September 30, 2010, the Company entered into a one-year rate-lock agreement with a notional value of $100.0 million based on the ten-year U.S. Treasury Note.

4.	Business Acquisitions

SES-Kazakhstan Acquisition. On August 31, 2010, the Company obtained a 100% controlling interest in SES-Borkit LLP through the acquisition of its partner’s interest for $1.0 million (cash of $0.3 million, a short-term note payable of $0.3 million and contingent consideration of $0.4 million). Upon acquisition, SES-Borkit LLP was renamed SES-Kazakhstan LLP (“SES-Kazakhstan”). The selling partner has the opportunity to receive additional consideration of up to $0.4 million based on certain performance measures over the period from the date of acquisition through August 2013. As a consequence of the acquisition of a controlling interest, the Company adjusted its investment in SES- Kazakhstan to fair value resulting in the recognition of a $0.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies. Following the change in control, the Company consolidated SES-Kazakhstan’s financial position and its results of operations. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.

SEASPRAIE Acquisition. On July 31, 2010, the Company obtained a 100% controlling interest in Seaspraie Holdings LLC (“Seaspraie”) through the redemption of its partner’s interest by distributing financial assets and equipment totaling $56.1 million from the joint venture. As a consequence of the acquisition of a controlling interest, the Company adjusted its investment in Seaspraie to fair value resulting in the recognition of a $2.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies. In addition, the Company recognized previously deferred gains on asset dispositions of $12.2 million. Following the change in control, the Company consolidated Seaspraie’s financial position and its results of operations. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad, for $2.3 million ($1.7 million paid in 2009 and accrued contingent consideration of $0.6 million). The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million based upon certain performance measures over the period from the date of acquisition through May 2011. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending the completion of a final valuation for the acquired assets and liabilities.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the nine months ended September 30, 2010, the Company paid $0.2 million of additional consideration in accordance with the acquisition agreement. As of September 30, 2010, the Company has paid $2.3 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the nine months ended September 30, 2010 (in thousands):

Accounts receivable	$302
Other current assets	492
Investments, at equity, in 50% or less owned companies	(57,255)
Property and equipment	54,113
Goodwill	210
Intangible assets	1,596
Other assets	230
Accounts payable and other current liabilities	(867)
Deferred income taxes	(24)

Purchase price(1)	$(1,203)

(1)	Purchase price is net of $1.7 million in cash acquired.

5.	Equipment Acquisitions, Dispositions and Depreciation and Impairment Policies

During the nine months ended September 30, 2010, capital expenditures were $173.7 million. Equipment deliveries during the period included one offshore support vessel, 113 inland river dry cargo barges, 17 liquid tank barges, three helicopters and one tractor tug.

During the nine months ended September 30, 2010, the Company sold six offshore support vessels, two helicopters, one ocean liquid tank barge, 60 dry cargo barges and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction. The Company received $173.0 million on the disposition of these assets, including the insurance proceeds, and recognized net gains of $42.0 million. Equipment dispositions included one offshore support vessel and the 60 dry cargo barges that were sold to noncontrolled joint ventures of the Company for net proceeds of $59.1 million and gains of $20.7 million.

Subsequent to September 30, 2010, the Company received net proceeds of $89.0 million upon entering into a sale leaseback transaction with a financial institution involving one of its tankers, with a carrying value of $55.9 million, that is on a long-term bareboat charter with a customer.

During the nine months ended September 30, 2010, the Company acquired two aircraft, spare engines and other equipment for $19.0 million. Upon acquisition, the assets were leased to third parties for various terms expiring through 2014. The Company has accounted for the leases as sales type leases because ownership of the assets transfers to the lessees at the end of the lease terms.

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

As of September 30, 2010, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargoes in the domestic coastwise trade. As previously reported, the Seabulk America had been scheduled to undergo a regulatory drydocking during the three months ended September 30, 2010, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid–up the vessel and recognized an impairment charge of $18.7 million reducing the vessel’s carrying value to its fair value of $5.0 million. The Seabulk America contributed operating revenues of $5.2 million from the beginning of the year through her lay-up in August 2010.

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

ICP. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company provided a $10.0 million five-year term loan and a $20.0 million three-year revolving line of credit to ICP subject to certain borrowing restrictions. During the nine months ended September 30, 2010, the Company and its joint venture partner each contributed an additional $1.0 million to acquire equipment. During the nine months ended September 30, 2010, the Company advanced $20.9 million and received repayments of $10.0 million under the term loan and revolving line of credit. As of September 30, 2010, the outstanding balances under the term loan and revolving line of credit were $9.1 million and $4.3 million, respectively.

SCFCo. On February 20, 2007, the Company and a third party in South America formed SCFCo Holdings LLC (“SCFCo”), a 50-50 joint venture, to operate towboats and dry cargo barges on the Parana-Paraguay Rivers. During the nine months ended September 30, 2010, SCFCo agreed to further expand its operation to include three additional towboats, 60 additional dry cargo barges and make improvements to certain of its terminal operations. In order to purchase the additional equipment and make the improvements, SCFCo expanded its bank financing and each joint venture partner funded additional capital of $10.2 million and a temporary working capital advance of $3.2 million. As of September 30, 2010, $0.3 million of the temporary working capital advance remained outstanding.

Sea-Cat Crewzer. On July 27, 2009, the Company and another offshore support vessel operator formed Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”), a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. During the nine months ended September 30, 2010, Sea-Cat Crewzer entered into a $22.0 million five year term loan secured by a first preferred mortgage on the two crew boats owned by Sea-Cat Crewzer. The term loan calls for quarterly principal and interest payments with a balloon payment of $15.4 million due at maturity. As a result of an interest rate swap agreement entered into with the loan provider, the term loan bears an effective fixed interest rate of 4.23%. The Company is a guarantor of 50% of Sea-Cat Crewzer’s debt. The amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. Upon funding of the term loan, Sea-Cat Crewzer distributed $9.0 million to each of its partners.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of September 30, 2010 consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge, inland river dry cargo barges and other equipment. These commitments totaled $279.8 million, of which $69.4 million is payable during the remainder of 2010 with the balance payable through 2013. Of the total unfunded capital commitments, $2.8 million may be terminated without further liability. Subsequent to September 30, 2010, the Company committed to purchase additional equipment for $4.1 million.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2011 and has guaranteed amounts owed under banking facilities by certain of its joint ventures with expirations through 2015. As of September 30, 2010, the total amount guaranteed by the Company under these arrangements was $26.9 million. Additionally, as of September 30, 2010, the Company had an uncalled capital commitment to two of its joint ventures for $2.4 million.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. One of the three plaintiffs in the District Court litigation urged the USCG to reach a contrary result with respect to the segregated ballast work, and it is possible that that plaintiff will ask the District Court to set aside this aspect of the USCG’s decision as well. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $47.8 million as of September 30, 2010 and such tankers contributed operating revenues of $14.3 million during the nine months ended September 30, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $645.0 million (£408.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit to be $7.9 million (£5.0 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $320.9 million (£203.0 million). No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.1 million (£0.7 million). Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. On September 14, 2010, the District Court entered an order dismissing the complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and motion for re-argument (the “Motions”). On October 12, 2010, Defendants opposed the Motions. The District Court has yet to rule on the Motions. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine,

L.L.C., et al. , No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc., a subsidiary of SEACOR. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal.

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

8.	Long-Term Debt and Capital Lease Obligations

As of September 30, 2010, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $44.8 million with various expiration dates through 2014.

During the nine months ended September 30, 2010, the Company made scheduled payments on long-term debt and capital lease obligations of $6.7 million and made net payments on inventory financing arrangements of $19.6 million.

During the nine months ended September 30, 2010, the Company redeemed all of the outstanding bonds on two of the Company’s double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make-whole premium, resulting in a loss on debt extinguishment of $0.2 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2010, the Company purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012, for an aggregate purchase price of $2.5 million, resulting in a loss on debt extinguishment of $0.2 million.

9.	Stock Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the nine months ended September 30, 2010, the Company acquired for treasury 1,693,100 shares of Common Stock at an average price of $74.36 for an aggregate purchase price of $126.0 million. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of September 30, 2010, the remaining authority under the repurchase plan was $124.1 million. Subsequent to September 30, 2010, the Company acquired for treasury 68,400 shares of Common Stock for an aggregate purchase price of $6.3 million.

10.	Earnings Per Common Share of SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of outstanding convertible debentures. For the three and nine months ended September 30, 2010, diluted earnings per common share of SEACOR excluded 939,071 and 872,748, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and nine months ended September 30, 2009, diluted earnings per common share of SEACOR excluded 715,985 and 818,364, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR for the three and nine months ended September 30 were as follows (in thousands, except per share data).

	Three Months Ended			Nine Months Ended
	Net Income	Average O/S Shares	Per Share	Net Income	Average O/S Shares	Per Share
2010
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$149,938	20,787	$7.21	$217,621	21,591	$10.08
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	214		—	194

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$149,938	21,001	$7.14	$217,621	21,785	$9.99

2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$26,282	19,867	$1.32	$121,584	19,825	$6.13
Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	225		—	165
Convertible Securities	2,563	3,366		7,651	3,385

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$28,845	23,458	$1.23	$129,235	23,375	$5.53

11.	Comprehensive Income

For the three months ended September 30, 2010 and 2009, total comprehensive income was $150.5 million and $20.3 million, respectively. For the nine months ended September 30, 2010 and 2009, total comprehensive income was $214.5 million and $124.1 million, respectively. The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the three and nine months ended September 30 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
2010
Foreign currency translation adjustments	$2,506	$(877)	$1,629	$(556)	$195	$(361)
Derivative losses on cash flow hedges (see Note 3)	(2,089)	731	(1,358)	(6,072)	2,125	(3,947)

Other comprehensive income (loss)	$417	$(146)	$271	$(6,628)	$2,320	$(4,308)

2009
Foreign currency translation adjustments	$(6,734)	$2,357	$(4,377)	$3,492	$(1,222)	$2,270
Derivative losses on cash flow hedges (see Note 3)	(2,336)	818	(1,518)	(1,234)	432	(802)

Other comprehensive income (loss)	$(9,070)	$3,175	$(5,895)	$2,258	$(790)	$1,468

12.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the nine months ended September 30, 2010:

Director stock awards granted	3,250

Employee Stock Purchase Plan (“ESPP”) shares issued	39,231

Restricted stock awards granted	229,162

Restricted stock awards cancelled	2,158

Shares released from Deferred Compensation Plan	2,206

Restricted Stock Unit Activities:
Outstanding as of December 31, 2009	1,070
Granted	63
Converted to shares and issued to Deferred Compensation Plan	(295)

Outstanding as of September 30, 2010	838

Stock Option Activities:
Outstanding as of December 31, 2009	1,220,601
Granted	189,685
Exercised	(39,506)
Forfeited	(6,100)
Expired	(4,325)

Outstanding as of September 30, 2010	1,360,355

Shares available for future grants and ESPP purchases as of September 30, 2010	1,114,966

13.	Segment Information

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

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2010
Operating Revenues:
External customers	150,981	18,540	38,148	67,117	468,226	216,896	19,925	—	979,833
Intersegment	9,935	—	3,233	19	—	—	106	(13,293)	—

	160,916	18,540	41,381	67,136	468,226	216,896	20,031	(13,293)	979,833

Costs and Expenses:
Operating	79,205	8,754	26,535	37,492	329,497	204,467	10,559	(13,290)	683,219
Administrative and general	12,378	1,087	2,898	7,274	11,508	3,716	2,803	8,963	50,627
Depreciation and amortization	12,758	7,320	5,415	10,889	2,249	13	2,224	444	41,312

	104,341	17,161	34,848	55,655	343,254	208,196	15,586	(3,883)	775,158

Gains (Losses) on Asset Dispositions and Impairments, Net	12,717	(18,677)	29,445	412	—	—	—	(1)	23,896

Operating Income (Loss)	69,292	(17,298)	35,978	11,893	124,972	8,700	4,445	(9,411)	228,571

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(29)	—	(5,307)	—	6,984	1,648
Foreign currency gains (losses), net	977	61	—	(81)	3	190	34	6,401	7,585
Other, net	—	—	—	50	—	—	—	(40)	10
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,300	—	3,522	663	533	1,042	(127)	—	7,933

Segment Profit (Loss)	72,569	(17,237)	39,500	12,496	125,508	4,625	4,352

Other Income (Expense) not included in Segment Profit									(7,766)
Less Equity Earnings included in Segment Profit									(7,933)

Income Before Taxes and Equity Earnings									230,048

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2010
Operating Revenues:
External customers	400,035	59,255	99,827	179,873	711,013	562,952	56,029	—	2,068,984
Intersegment	15,190	—	9,586	(29)	—	—	411	(25,158)	—

	415,225	59,255	109,413	179,844	711,013	562,952	56,440	(25,158)	2,068,984

Costs and Expenses:
Operating	232,980	31,101	67,636	110,059	476,942	555,213	31,493	(25,158)	1,480,266
Administrative and general	37,758	2,962	7,577	18,756	24,070	10,251	8,441	27,811	137,626
Depreciation and amortization	39,481	23,336	15,249	32,064	6,331	48	6,514	1,294	124,317

	310,219	57,399	90,462	160,879	507,343	565,512	46,448	3,947	1,742,209

Gains (Losses) on Asset Dispositions and Impairments, Net	27,332	(18,688)	31,231	881	(53)	—	1,203	47	41,953

Operating Income (Loss)	132,338	(16,832)	50,182	19,846	203,617	(2,560)	11,195	(29,058)	368,728

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(91)	—	3,612	—	(3,818)	(297)
Foreign currency gains (losses), net	1,776	35	—	(1,677)	10	(557)	1	(2,204)	(2,616)
Other, net	—	—	10	50	—	6	34	556	656
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	6,264	—	4,229	(54)	625	7	607	—	11,678

Segment Profit (Loss)	140,378	(16,797)	54,421	18,074	204,252	508	11,837

Other Income (Expense) not included in Segment Profit									(31,941)
Less Equity Earnings included in Segment Profit									(11,678)

Income Before Taxes and Equity Earnings									334,530

Capital Expenditures	31,909	4,233	20,547	86,079	4,176	—	12,602	14,183	173,729

As of September 30, 2010
Property and Equipment	610,088	333,462	317,214	577,880	35,331	168	155,221	19,358	2,048,722
Investments, at Equity, and Receivables from 50% or Less Owned Companies	40,029	—	40,390	26,367	2,071	15,577	23,900	—	148,334
Goodwill	13,367	—	1,743	353	37,999	—	1,302	—	54,764
Intangible Assets	8,566	2,036	1,186	—	9,282	—	557	—	21,627
Other current and long-term assets, excluding cash and near cash assets(1)	169,112	3,152	47,770	78,415	248,497	80,821	43,439	25,269	696,475

Segment Assets	841,162	338,650	408,303	683,015	333,180	96,566	224,419

Cash and near cash assets(1)									1,052,510

Total Assets									4,022,432

(1)	Cash and near cash assets include cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended September 30, 2009
Operating Revenues:
External customers	128,785	21,737	31,192	64,259	33,827	150,866	15,413	—	446,079
Intersegment	1,054	—	3,122	—	—	—	161	(4,337)	—

	129,839	21,737	34,314	64,259	33,827	150,866	15,574	(4,337)	446,079

Costs and Expenses:
Operating	76,982	11,420	20,144	39,659	23,206	150,983	9,544	(4,336)	327,602
Administrative and general	13,128	953	2,443	5,624	6,090	3,705	2,378	7,605	41,926
Depreciation and amortization	13,608	8,003	4,785	9,706	1,846	7	2,049	268	40,272

	103,718	20,376	27,372	54,989	31,142	154,695	13,971	3,537	409,800

Gains (Losses) on Asset Dispositions and Impairments, Net	3,852	—	813	1,062	(1)	—	58	(1)	5,783

Operating Income (Loss)	29,973	1,361	7,755	10,332	2,684	(3,829)	1,661	(7,875)	42,062

Other Income (Expense):
Derivative gains (losses), net	—	—	—	(80)	—	1,689	—	719	2,328
Foreign currency gains, net	(1,174)	7	—	296	—	177	10	(255)	(939)
Other, net	14	—	—	—	—	—	(1)	(70)	(57)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,322	—	140	(186)	34	—	30	—	2,340

Segment Profit (Loss)	31,135	1,368	7,895	10,362	2,718	(1,963)	1,700

Other Income (Expense) not included in Segment Profit									(3,743)
Less Equity Earnings included in Segment Profit									(2,340)

Income Before Taxes and Equity Earnings									39,651

	Offshore Marine Services $’000	Marine Transportation Services $’000	Inland River Services $’000	Aviation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the nine months ended September 30, 2009
Operating Revenues:
External customers	437,705	72,369	93,253	181,336	101,178	301,221	47,766	—	1,234,828
Intersegment	3,383	—	8,238	8	58	—	395	(12,082)	—

	441,088	72,369	101,491	181,344	101,236	301,221	48,161	(12,082)	1,234,828

Costs and Expenses:
Operating	237,430	39,983	57,392	117,288	70,939	292,019	29,462	(12,368)	832,145
Administrative and general	34,261	3,079	6,627	15,424	19,297	9,012	7,211	25,755	120,666
Depreciation and amortization	41,099	24,001	14,601	27,482	5,339	9	5,974	859	119,364

	312,790	67,063	78,620	160,194	95,575	301,040	42,647	14,246	1,072,175

Gains (Losses) on Asset Dispositions and Impairments, Net	18,659	—	3,470	3	11	—	388	(3)	22,528

Operating Income (Loss)	146,957	5,306	26,341	21,153	5,672	181	5,902	(26,331)	185,181

Other Income (Expense):
Derivative gains (losses), net	(18)	—	—	233	—	3,226	—	6,263	9,704
Foreign currency gains (losses), net	670	(2)	—	1,662	20	449	141	3,626	6,566
Other, net	182	—	—	—	—	26	(54)	(22)	132
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	8,093	—	2,014	(190)	135	187	(881)	—	9,358

Segment Profit	155,884	5,304	28,355	22,858	5,827	4,069	5,108

Other Income (Expense) not included in Segment Profit									(21,401)
Less Equity Earnings included in Segment Profit									(9,358)

Income Before Taxes and Equity Earnings									180,182

Capital Expenditures	21,062	124	7,722	65,521	4,508	3	29,310	907	129,157

As of September 30, 2009
Property and Equipment	728,751	372,653	269,679	511,628	33,514	131	155,246	3,716	2,075,318
Investments, at Equity, and Receivables from 50% or Less Owned Companies	46,805	—	81,707	26,946	1,966	—	9,454	—	166,878
Goodwill	13,367	—	1,493	353	37,475	—	1,302	—	53,990
Intangible Assets	10,825	2,429	1,516	—	9,326	—	666	—	24,762
Other current and long-term assets, excluding cash and near cash assets(1)	180,555	10,565	32,354	76,476	34,771	61,253	23,992	49,656	469,622

Segment Assets	980,303	385,647	386,749	615,403	117,052	61,384	190,660

Cash and near cash assets(1)									993,166

Total Assets									3,783,736

(1)	Cash and near cash assets include cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: decreased demand and loss of revenues as a result of the recently lifted U.S. government implemented moratoriums directing operators to cease certain drilling activities (the “Moratoriums”), weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters and aviation equipment or failures to finalize commitments to charter vessels and aviation equipment in response to Moratoriums, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act is repealed, liability, legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and illiquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, loss of U.S. coastwise endorsement for the retro-fitted double-hull tankers, Seabulk Trader and Seabulk Challenge, if the Company is unsuccessful in litigation instructing the U.S. Coast Guard to revoke their coastwise charters, activity in foreign countries and changes in foreign political, military and economic conditions, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements related to Offshore Marine Services, Marine Transportation Services and Aviation Services, decreased demand for Marine Transportation Services and Harbor and Offshore Towing Services due to construction of additional refined petroleum products, natural gas or crude oil pipelines or due to decreased demand for refined petroleum products, crude oil or chemical products or a change in existing methods of delivery, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations, the dependence of Offshore Marine Services, Marine Transportation Services and Aviation Services on several customers, consolidation of the Company's customer base, the ongoing need to replace aging vessels and aircraft, industry fleet capacity, restrictions imposed by the Shipping Acts and Aviation Acts on the amount of foreign ownership of the Company's Common Stock, operational risks of Offshore Marine Services, Marine Transportation Services, Harbor and Offshore Towing Services and Aviation Services, effects of adverse weather conditions and seasonality, future phase-out of Marine Transportation Services' double-bottom tanker, dependence of spill response revenue on the number and size of spills and upon continuing government regulation in this area and Environmental Services' ability to comply with such regulation and other governmental regulation, changes in National Response Corporation's Oil Spill Removal Organization classification, liability in connection with providing spill response services, the level of grain export volume, the effect of fuel prices on barge towing costs, variability in freight rates for inland river barges, the effect of international economic and political factors in Inland River Services' operations, adequacy of insurance coverage, the attraction and retention of qualified personnel by the Company and various other matters and factors, many of which are beyond the Company's control. In addition, these statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The words "estimate," "project," "intend," "believe," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those mentioned under “Forward-Looking Statements” in Item 7 on the Company’s Form 10-K and SEACOR’s periodic reporting on Form 8-K (if any), which are incorporated by reference.

Overview

The Company’s operations are divided into six main business segments – Offshore Marine Services, Marine Transportation Services, Inland River Services, Aviation Services, Environmental Services, and Commodity Trading and Logistics. The Company also has activities that are referred to and described under Other that primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities.

Deepwater Horizon Oil Spill Response

The Company’s operating results for the three and nine months ended September 30, 2010 were significantly impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). At the height of the Oil Spill Response, four of the Company’s business segments were actively providing support. Environmental Services provided (i) equipment and people to support clean-up activities on-shore, (ii) professional assistance, consulting services and software systems in support of incident management activities at various strategic locations, and (iii) assistance in the provision of manpower for clean-up operations throughout the region. Offshore Marine Services provided (i) vessels for a variety of functions including vessel decontamination, skimming, lightering, offshore traffic control and accommodation, and (ii) technical and video equipment on vessels engaged in the Oil Spill Response to allow for instant tracking of assets and surveillance of operations. Aviation Services provided (i) helicopters for air support to U.S. Coast Guard observers undertaking oil spotting and assessment missions, (ii) transportation for various other officials requiring overflights to assess the Oil Spill Response and recovery efforts, and (iii) a flight tracking system to monitor the movement of all marine and aviation assets involved in the Oil Spill Response. Harbor and Offshore Towing Services provided tugs engaged in the decontamination of vessels transiting the region. Oil Spill Response activity has diminished since September 30, 2010 resulting in reduced demand for the Company’s assets and services. For additional information, see “Consolidated Results of Operations” included below.

As an active party to the Oil Spill Response, the Company has been named in individual and class action litigations involving environmental damage, business and personal injury claims that may result in financial exposure. In reaction to the Deepwater Horizon/BP Macondo well incident, the U.S. Department of the Interior issued an order on May 28, 2010 imposing a six month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued on June 22, 2010 blocking enforcement of the moratorium; however, the U.S. Department of Interior issued a new moratorium on July 12, 2010 that was lifted on October 12, 2010. The U.S. Department of Interior has also implemented additional safety and certification requirements for drilling activities, imposed additional requirements for the approval of development and production activities, and delayed the approval of applications to drill in both deepwater and shallow-water areas. The Company’s results, in particular those of its Offshore Marine Services and Aviation Services segments, could be adversely impacted as a consequence of reduced drilling activities in the U.S. Gulf of Mexico. For additional information, see “Contingencies” included below and “Item 1A. Risk Factors” included in Part II.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2010, compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2009. See “Item 1. Financial Statements—Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	90,722	56	37,705	29	209,733	51	165,927	38

Africa, primarily West Africa	19,541	12	26,889	21	58,125	14	85,167	19
Middle East	13,326	8	19,354	15	39,727	9	62,797	14
Mexico, Central and South America	12,396	8	19,190	15	38,110	9	53,735	12
United Kingdom, primarily North Sea	17,447	11	17,653	13	48,782	12	49,365	11
Asia	7,484	5	9,048	7	20,748	5	24,097	6

Total Foreign	70,194	44	92,134	71	205,492	49	275,161	62

	160,916	100	129,839	100	415,225	100	441,088	100	24	(6)

Costs and Expenses:
Operating	79,205	49	76,982	59	232,980	56	237,430	54
Administrative and general	12,378	8	13,128	10	37,758	9	34,261	8
Depreciation and amortization	12,758	8	13,608	11	39,481	10	41,099	9

	104,341	65	103,718	80	310,219	75	312,790	71

Gains on Asset Dispositions and Impairments, Net	12,717	8	3,852	3	27,332	7	18,659	4

Operating Income	69,292	43	29,973	23	132,338	32	146,957	33	131	(10)

Other Income (Expense):
Derivative losses, net	—	—	—	—	—	—	(18)	—
Foreign currency gains (losses), net	977	1	(1,174)	(1)	1,776	—	670	—
Other, net	—	—	14	—	—	—	182	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	2,300	1	2,322	2	6,264	2	8,093	2

Segment Profit	72,569	45	31,135	24	140,378	34	155,884	35	133	(10)

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues by type.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	81,004	50	36,031	28	193,050	46	159,639	36	125	21
Africa, primarily West Africa	14,667	9	22,181	17	47,683	11	71,735	16	(34)	(34)
Middle East	10,755	7	12,908	10	31,611	8	43,237	10	(17)	(27)
Mexico, Central and South America	10,096	6	12,763	10	32,125	8	37,814	9	(21)	(15)
United Kingdom, Primarily North Sea	17,445	11	17,663	13	48,712	12	49,138	11	(1)	(1)
Asia	4,235	3	8,602	7	15,890	4	23,139	5	(51)	(31)

Total time charter	138,202	86	110,148	85	369,071	89	384,702	87	25	(4)

Bareboat charter	3,277	2	1,412	1	4,771	1	7,618	2	132	(37)
Brokered vessel activity	4,488	3	8,677	7	11,912	3	25,162	6	(48)	(53)
Other marine services	14,949	9	9,602	7	29,471	7	23,606	5	56	25

	160,916	100	129,839	100	415,225	100	441,088	100

Time Charter Operating Data. The table below sets forth the average rates per day worked, utilization and available days data for each group of Offshore Marine Services’ vessels operating under time charters for the periods indicated. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked to total calendar days available for work. Available days represents the total calendar days during which owned and chartered-in vessels are operated by the Company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Rates Per Day Worked:
Anchor handling towing supply	$41,619	$31,993	38,291	$39,091
Crew	6,522	7,615	6,592	7,491
Mini-supply	9,850	6,822	9,051	6,213
Standby safety	8,574	8,795	8,250	8,362
Supply	16,337	15,244	14,698	15,449
Towing supply	10,798	12,202	11,137	11,908
Specialty	7,330	13,038	7,258	14,008
Overall Average Rates Per Day Worked	13,667	11,880	13,028	12,261

Utilization:
Anchor handling towing supply	82%	57%	78%	65%
Crew	80%	60%	73%	70%
Mini-supply	90%	54%	69%	63%
Standby safety	88%	91%	88%	90%
Supply	86%	66%	81%	76%
Towing supply	73%	84%	77%	91%
Specialty	88%	91%	72%	91%
Overall Fleet Utilization	83%	67%	77%	75%

Available Days:
Anchor handling towing supply	1,675	1,673	5,114	4,725
Crew	4,542	5,796	13,569	17,892
Mini-supply	1,012	1,046	3,003	3,743
Standby safety	2,300	2,208	6,682	6,552
Supply	1,748	1,834	5,187	5,454
Towing supply	560	828	2,059	2,518
Specialty	275	368	969	1,220

Overall Fleet Available Days	12,112	13,753	36,583	42,104

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $28.1 million higher. Overall fleet utilization was 83% compared with 67%. The number of days available for charter was 12,112 compared with 13,753, a 1,641 or 12% reduction, due to net fleet dispositions, including the return of twelve vessels to lessors. Overall average day rates were $13,667 per day compared with $11,880 per day, an increase of $1,787 per day or 15%. Improvements in utilization increased time charter revenues by $14.8 million while net fleet dispositions, the impact of vessels mobilizing between geographic regions, and other changes in fleet mix combined to reduce time charter revenues by $7.7 million. In overall terms, improvements in average day rates increased time charter revenues by $22.0 million while the impact of unfavorable changes in currency exchange rates decreased time charter revenues by $1.0 million.

In the U.S. Gulf of Mexico, time charter revenues were $45.0 million higher primarily due to higher average day rates and improved utilization as a result of demand for vessels to support the Oil Spill Response. During the Current Year Quarter, Offshore Marine Services had as many as 22 vessels supporting the Oil Spill Response. As of October 25, 2010, 15 of these vessels had been redelivered with the remaining seven expected to be redelivered shortly. Time charter revenues also improved by $6.7 million due to the contribution of two vessels that were operating under bareboat charter arrangements in another region in the Prior Year Quarter. As of September 30, 2010, seven of the Company’s vessels were cold-stacked in this region compared with 26 as of September 30, 2009.

In Africa, time charter revenues were $7.5 million lower of which $3.5 million was due to net fleet dispositions and $2.3 million was due to vessel mobilizations to other regions. The remaining difference was primarily due to a 9% reduction in average day rates and lower utilization due to softer market conditions and vessel drydockings.

In Asia, time charter revenues were $4.4 million lower of which $3.3 million was due to fleet dispositions and $0.9 million due to the mobilization of one vessel out of the region.

Other marine services revenues were $5.3 million higher primarily due to billings for the provision of technical and video equipment on vessels engaged in the Oil Spill Response to allow for tracking of assets and surveillance of operations.

Costs and Expenses. Operating expenses were $2.2 million higher primarily due to $7.3 million of incremental expenditures related to the Oil Spill Response. Net fleet dispositions reduced overall operating expenses by $3.3 million and chartered-in vessel expenses were $3.4 million lower due to reductions in brokered vessel activity.

Gains on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company sold four vessels and other equipment for net proceeds of $88.5 million and recognized gains on disposition of $12.7 million, including one offshore support vessel sold to a noncontrolled joint venture for net proceeds of $33.3 million and a gain of $4.2 million. During the Prior Year Quarter, the Company sold three vessels and other equipment for net proceeds of $21.3 million and recognized gains on dispositions of $3.9 million.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Time charter revenues were $15.6 million lower. Overall fleet utilization was 77% compared with 75%. The number of days available for charter was 36,583 compared with 42,104, a 5,521 or 13% reduction, due to net fleet dispositions, including the return of twelve vessels to lessors. Overall average day rates were $13,028 per day compared with $12,261 per day, an increase of $767 per day or 6%. Improvements in utilization increased time charter revenues by $1.2 million while net fleet dispositions, the impact of vessels mobilizing between geographic regions, and other changes in fleet mix combined to reduce time charter revenues by $18.9 million. In overall terms, improvements in average day rates increased time charter revenues by $2.4 million while the impact of unfavorable changes in currency exchange rates decreased time charter revenues by $0.3 million.

In the U.S. Gulf of Mexico, time charter revenues were $33.4 million higher primarily due to higher average day rates and improved utilization as a result of demand for vessels to support the Oil Spill Response. Net fleet dispositions reduced time charter revenues by $6.4 million. Time charter revenues were also lower due to a softer market particularly for the Company’s AHTS fleet due to a reduction in rig moving activities.

In Africa, time charter revenues were $24.1 million lower of which $4.8 million was due to net fleet dispositions and $8.3 million was due to vessel mobilizations to other regions. The remaining difference was primarily due to lower utilization due to softer market conditions and vessel drydockings.

In the Middle East, time charter revenues were $11.6 million lower of which $3.1 million was due to fleet dispositions, $6.1 million was due to a change in contract status for one vessel from time charter to bareboat charter, $2.5 million was due to out-of-service time for one vessel undergoing conversion to safety standby configuration and $6.7 million was due to lower average day rates and utilization reflecting softer market conditions. Vessels mobilizing from other geographic regions contributed an additional $6.8 million of time charter revenues.

In Mexico, Central and South America, time charter revenues were $5.7 million lower. Time charter revenues were $9.8 million lower due to fleet dispositions, partially offset by additional revenues contributed by one vessel that mobilized to the region at the end of the Prior Year Quarter.

In Asia, time charter revenues were $7.2 million lower of which $6.0 million was due to net fleet dispositions. The remaining difference was primarily due to an 8% reduction in average day rates and lower utilization due to softer market conditions.

Revenues from international brokered vessel activity were $13.2 million lower primarily due to reduced activity in the Middle East. Other marine services revenues were $5.9 million higher primarily due to billings for the provision of technical and video equipment on vessels engaged in the Oil Spill Response to allow for tracking of assets and surveillance of operations.

Costs and Expenses. Operating expenses were $4.5 million lower. Operating expenses were $21.6 million lower due to net fleet dispositions and the impact of vessels mobilizing to geographic regions with lower daily operating costs. The reductions were partially offset by incremental expenditures attributable to the Oil Spill Response and increased drydocking costs.

Gains on Asset Dispositions and Impairments, net. During the Current Nine Months, the Company sold six vessels and other equipment for net proceeds of $137.3 million and recognized gains on disposition of $27.3 million, including one offshore support vessel sold to a noncontrolled joint venture for net proceeds of $33.3 million and a gain of $4.2 million. During the Prior Nine Months, the Company sold 17 vessels and other equipment for net proceeds of $53.2 million and recognized gains on dispositions of $18.7 million.

Fleet Count

The composition of Offshore Marine Services’ fleet as of September 30 as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Anchor handling towing supply	16	2	2	—	20
Crew	40	2	10	2	54
Mini-supply	6	1	5	—	12
Standby safety	25	1	—	—	26
Supply	11	—	8	8	27
Towing supply	4	1	2	1	8
Specialty	4	5	—	3	12

	106	12	27	14	159

2009
Anchor handling towing supply	18	1	1	1	21
Crew	43	2	22	1	68
Mini-supply	6	—	5	—	11
Standby safety	24	—	—	—	24
Supply	11	—	8	8	27
Towing supply	7	3	2	1	13
Specialty	4	5	—	—	9

	113	11	38	11	173

Marine Transportation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	18,540	100	21,737	100	59,255	100	72,369	100	(15)	(18)

Costs and Expenses:
Operating	8,754	47	11,420	53	31,101	53	39,983	56
Administrative and general	1,087	6	953	4	2,962	5	3,079	4
Depreciation and amortization	7,320	39	8,003	37	23,336	39	24,001	33

	17,161	92	20,376	94	57,399	97	67,063	93

Losses on Asset Dispositions and Impairments	(18,677)	(101)	—	—	(18,688)	(31)	—	—

Operating Income	(17,298)	(93)	1,361	6	(16,832)	(28)	5,306	7	(1,371)	(417)

Other Income (Expense):
Foreign currency gains (losses), net	61	—	7	—	35	—	(2)	—

Segment Profit (Loss)	(17,237)	(93)	1,368	6	(16,797)	(28)	5,304	7	(1,360)	(417)

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues by charter arrangement.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Time charter	10,206	55	13,402	62	35,487	60	38,697	54	(24)	(8)
Bareboat charter	7,594	41	4,416	20	20,136	34	13,104	18	72	54
Contract of affreightment and other	740	4	3,919	18	3,632	6	20,568	28	(81)	(82)

	18,540	100	21,737	100	59,255	100	72,369	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues decreased by $3.2 million primarily due to changes in contract status of two vessels from time charter to long-term bareboat charter, one effective January 21, 2010 and the other effective August 21, 2010. Another tanker incurred off-hire time while repositioning to the U.S. Gulf of Mexico before commencing a new time charter. These decreases were partially offset by less out-of-service days for a tanker that had been in temporary lay-up during the Prior Year Quarter. Bareboat charter revenues increased by $3.2 million due to the change in contract status of the two time charter vessels to long-term bareboat charter. Contract of affreightment and other revenues were $3.2 million lower primarily due to softer spot market conditions and the lay-up of the Seabulk America. As of September 30, 2010, the Company had four vessels on long-term bareboat charters, three vessels on time charters and one vessel was laid-up.

Costs and Expenses. Operating expenses were $2.7 million lower, primarily due to the lay-up of the Seabulk America and the change in contract status of two vessels from time charter to long-term bareboat charter, partially offset by the cost of a short handover drydocking for one of these vessels.

Depreciation and amortization expenses were $0.7 million lower due to a reduction in depreciation expense following the impairment of the Seabulk America as discussed below.

Gains on Asset Dispositions and Impairments. As previously reported, the Seabulk America had been scheduled to undergo a regulatory drydocking in the Current Year Quarter, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid–up the vessel and recognized an impairment charge of $18.7 million which reduced the vessels carrying value to its fair value of $5.0 million. The Seabulk America contributed operating revenues of $5.2 million from the beginning of the year through its lay-up in August 2010.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Operating revenues were $13.1 million lower. Time charter revenues decreased by $3.2 million due to a change in contract status of two vessels from time charter to long-term bareboat charter and more out-of-service time for drydockings. Bareboat charter revenues increased by $7.0 million due to the change in contract status of two vessels from time charter to long-term bareboat charter. Contract of affreightment and other revenues were $16.9 million lower due to fewer vessels operating in the spot market, reduced spot market demand and the lay-up of the Seabulk America.

Costs and Expenses. Operating expenses were $8.9 million lower in the Current Nine Months consistent with more vessels operating under bareboat charters and fewer vessels operating in the spot market. Drydocking expenses were $5.4 million during the Current Nine Months as two tankers underwent regulatory drydockings and two others underwent short handover drydockings prior to commencing long term bareboat charters. Drydocking expenses were $3.5 million in the Prior Nine Months as only one tanker underwent a regulatory drydocking.

Gains on Asset Dispositions and Impairments. See Current Year Quarter discussion above related to the impairment charge for the Seabulk America.

Fleet Count

As of September 30, 2010 and 2009, Marine Transportation Services owned eight U.S.-flag product tankers operating in the domestic coastwise trade.

Subsequent to September 30, 2010, the Company received proceeds of $89.0 million upon entering into a sale leaseback transaction with a financial institution involving one of its tankers, with a carrying value of $55.9 million, that is on a long-term bareboat charter with a customer.

Inland River Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	41,381	100	34,314	100	109,413	100	101,491	100	21	8

Costs and Expenses:
Operating	26,535	64	20,144	59	67,636	62	57,392	56
Administrative and general	2,898	7	2,443	7	7,577	7	6,627	7
Depreciation and amortization	5,415	13	4,785	14	15,249	14	14,601	14

	34,848	84	27,372	80	90,462	83	78,620	77

Gains on Asset Dispositions	29,445	71	813	2	31,231	29	3,470	3

Operating Income	35,978	87	7,755	22	50,182	46	26,341	26	364	91

Other Income (Expense):
Other, net	—	—	—	—	10	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	3,522	8	140	1	4,229	4	2,014	2

Segment Profit	39,500	95	7,895	23	54,421	50	28,355	28	400	92

Operating Revenues by Service Line. The following table presents, for the periods indicated, operating revenues by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Dry cargo barge pools	22,711	55	16,385	48	56,700	52	48,413	48	39	17
Liquid unit tow operations	7,297	18	7,561	22	22,491	21	22,563	22	(3)	—
Charter-out of dry cargo barges	2,124	5	2,374	7	6,491	6	7,149	7	(11)	(9)
10,000 barrel liquid tank barge operations	2,919	7	1,926	6	6,801	6	5,884	6	52	16
Inland river towboat operations and other activities	6,330	15	6,068	17	16,930	15	17,482	17	4	(3)

	41,381	100	34,314	100	109,413	100	101,491	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	Tons	%	Tons	%	Tons	%	Tons	%	%	%
Tons Moved (in thousands):
Grain	811	76	669	73	2,179	69	1,706	68	21	28
Non-Grain	257	24	249	27	978	31	794	32	3	23

	1,068	100	918	100	3,157	100	2,500	100	16	26

	Days		Days		Days		Days
Available Barge Days	42,743		36,084		123,071		103,540		18	19

The increase in available barge days in the Current Year Quarter and Current Nine Months was primarily due to the addition of newly constructed barges, the return of barges previously chartered-out, and the addition of equipment previously included in a joint venture.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $7.1 million higher of which $6.3 million was due to an increase in revenues from dry cargo barge pools primarily due to an increase in available barge days, generally higher freight rates and near perfect operating conditions on the river system that allowed for loadings to full drafts.

Costs and Expenses. Operating expenses were $6.4 million higher primarily due to a $4.0 million increase in fleeting, towing and switching costs as a result of higher activity levels in the dry cargo barge pools and a 12% increase in fuel prices.

Gains on Asset Dispositions. During the Current Year Quarter, the Company sold 60 dry cargo barges to its South American joint venture for net proceeds of $25.8 million and recognized gains on dispositions of $16.5 million. In addition, the Company recognized $12.2 million of previously deferred gains following the acquisition of a controlling interest in another of its joint ventures.

Equity in Earnings of 50% or Less Owned Companies. Equity in Earnings of 50% or Less Owned Companies was $3.4 million higher primarily due to a gain from the Company marking its investment in a joint venture to fair value as a consequence of obtaining a controlling interest.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Operating revenues were $7.9 million higher. Revenues from dry cargo barge pools were $8.3 million higher primarily due to an increase in available barge days, generally higher freight rates and very good operating conditions on the river system.

Costs and Expenses. Operating expenses were $10.2 million higher primarily due to a $7.0 million increase in fleeting, towing and switching costs as a result of higher activity levels in the dry cargo barge pools and a 20% increase in fuel prices.

Gains on Asset Dispositions. See Current Year Quarter discussion above for Current Nine Months activity. During the Prior Nine Months, the Company sold five dry cargo barges, three towboats and other equipment for net proceeds of $20.3 million and recognized gains on disposition of $3.5 million.

Equity in Earnings of 50% or Less Owned Companies. See Current Year Quarter discussion above.

Fleet Count

The composition of Inland River Services’ fleet as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Inland river dry cargo barges	634	172	2	586	1,394
Inland river liquid tank barges	68	—	2	16	86
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	15	—	—	32
Dry cargo vessels(1)	—	1	—	—	1

	745	188	4	602	1,539

2009
Inland river dry cargo barges	581	262	2	540	1,385
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	12	—	—	28
Dry cargo vessels(1)	—	1	—	—	1

	674	309	4	540	1,527

(1)	Argentine-flag.

Aviation Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	52,339	78	54,742	85	138,863	77	156,944	87
Foreign	14,797	22	9,517	15	40,981	23	24,400	13

	67,136	100	64,259	100	179,844	100	181,344	100	4	(1)

Costs and Expenses:
Operating	37,492	56	39,659	62	110,059	61	117,288	65
Administrative and general	7,274	11	5,624	9	18,756	10	15,424	8
Depreciation and amortization	10,889	16	9,706	15	32,064	18	27,482	15

	55,655	83	54,989	86	160,879	89	160,194	88

Gains (Losses) on Asset Dispositions and Impairments, Net	412	1	1,062	2	881	—	3	—

Operating Income	11,893	18	10,332	16	19,846	11	21,153	12	15	(6)

Other Income (Expense):
Derivative gains (losses), net	(29)	—	(80)	—	(91)	—	233	—
Foreign currency gains (losses), net	(81)	—	296	—	(1,677)	(1)	1,662	1
Other, net	50	—	—	—	50	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	663	1	(186)	—	(54)	—	(190)	—

Segment Profit	12,496	19	10,362	16	18,074	10	22,858	13	21	(21)

Operating Revenues by Service Line. The following tables set forth, for the periods indicated, the amount of operating revenues by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas activities	30,172	45	30,783	48	86,201	48	94,142	52	(2)	(8)
Alaska, primarily from oil and gas activities	9,904	15	8,264	13	22,547	12	18,779	10	20	20
Leasing	14,972	22	9,692	15	41,645	23	24,925	14	54	67
Air Medical Services	5,994	9	8,485	13	16,523	9	29,811	16	(29)	(45)
Flightseeing	4,133	6	4,187	7	6,438	4	6,937	4	(1)	(7)
FBO	2,049	3	3,188	5	6,774	4	7,713	4	(36)	(12)
Intersegment Eliminations	(88)	—	(340)	(1)	(284)	—	(963)	—	74	71

	67,136	100	64,259	100	179,844	100	181,344	100

Operating Data. The following tables set forth, for the periods indicated, flight hours flown by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	Hours	%	Hours	%	Hours	%	Hours	%	%	%
U.S. Gulf of Mexico	8,946	47	9,691	52	26,898	55	30,741	59	(8)	(13)
Alaska	1,934	10	1,686	9	3,758	8	3,684	7	15	2
Leasing	3,919	21	2,178	12	8,803	18	4,891	9	80	80
Air Medical Services	2,330	12	3,015	16	6,282	13	9,781	19	(23)	(36)
Flightseeing	1,826	10	1,927	11	2,778	6	3,103	6	(5)	(10)

	18,955	100	18,497	100	48,519	100	52,200	100	2	(7)

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. In the U.S. Gulf of Mexico, operating revenues were $0.6 million lower. Demand for equipment in support of oil and gas activities was lower as a consequence of the moratorium on certain types of deepwater drilling that adversely affected offshore activity levels throughout the Current Year Quarter. For Aviation Services, the impact was offset by $6.2 million in additional operating revenues for equipment contracted to the U.S. Coast Guard in support of Oil Spill Response efforts. During the Current Year Quarter, as many as seven helicopters were providing air support and, as of October 25, 2010, three helicopters continued to provide support.

Operating revenues from leasing activities were $5.3 million higher as the Company continues to place additional aircraft on short and long-term leases in international markets. As of September 30, 2010, 38 aircraft were dedicated to the leasing market compared with 28 aircraft as of September 30, 2009.

Operating revenues for air medical services were $2.5 million lower due to the conclusion of low margin contracts that were not renewed.

Costs and Expenses. Operating expenses were $2.2 million lower primarily due to a $1.5 million reduction in repair and maintenance expense primarily due to a reduction in the number of air medical services contracts. General and administrative expenses were $1.7 million higher primarily due to higher wage and benefit costs. Depreciation and amortization expense was $1.2 million higher due to the continued modernization of the fleet as older helicopters were replaced with new and more complex equipment.

Current Nine Months compared with Prior Nine Months

Operating Revenues. In the U.S. Gulf of Mexico, operating revenues were $7.9 million lower. Demand for equipment in support of oil and gas activities was lower as a consequence of the moratorium on certain types of deepwater drilling that adversely affected offshore activity levels during parts of the Current Nine Months. For Aviation Services, the impact was offset by $8.9 million in additional operating revenues for equipment contracted to the U.S. Coast Guard in support of Oil Spill Response efforts.

Operating revenues from leasing activities were $16.7 million higher as the Company continues to place additional aircraft on short and long-term leases in international markets.

Operating revenues for air medical services were $13.3 million lower due to the conclusion of low margin contracts that were not renewed.

Costs and Expenses. Operating expenses were $7.2 million lower primarily due to a reduction in the number of air medical services contracts which resulted in a $4.1 million reduction in wage and benefit costs and a $5.5 million reduction in repair and maintenance expense partially offset by the receipt of insurance proceeds related to the damage incurred from Hurricanes Gustav and Ike in the Prior Nine Months. General and administrative expenses were $3.3 million higher primarily due to higher wage and benefit costs and the reversal in the Prior Nine Months of a $1.5 million provision for doubtful accounts following its collection. Depreciation and amortization expense was $4.6 million higher due to the continued modernization of the fleet as older helicopters were replaced with new and more complex equipment.

Fleet Count

The composition of Aviation Services’ fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2010
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	30	—	6	9	45
Medium helicopters	54	—	2	3	59
Heavy helicopters	9	—	—	—	9

	144	6	11	12	173

2009
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	35	—	6	9	50
Medium helicopters	52	—	3	3	58
Heavy helicopters	8	—	1	—	9

	146	6	13	12	177

(1)

Excludes one helicopter removed from service as of September 30, 2010 and 2009, respectively, and excludes three helicopters removed from service and disassembled for spare parts as of September 30, 2010.

(2)	Excludes three helicopters removed from service as of September 30, 2010 and 2009, respectively.

Environmental Services

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	462,160	99	28,779	85	692,921	97	86,030	85
Foreign	6,066	1	5,048	15	18,092	3	15,206	15

	468,226	100	33,827	100	711,013	100	101,236	100	1,284	602

Costs and Expenses:
Operating	329,497	70	23,206	69	476,942	67	70,939	70
Administrative and general	11,508	2	6,090	18	24,070	3	19,297	19
Depreciation and amortization	2,249	1	1,846	5	6,331	1	5,339	5

	343,254	73	31,142	92	507,343	71	95,575	94

Gains (Losses) on Asset Dispositions	—	—	(1)	—	(53)	—	11	—

Operating Income	124,972	27	2,684	8	203,617	29	5,672	6	4,556	3,490

Other Income (Expense):
Foreign currency gains, net	3	—	—	—	10	—	20	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	533	—	34	—	625	—	135	—

Segment Profit	125,508	27	2,718	8	204,252	29	5,827	6	4,518	3,405

Operating Revenue by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues by service line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Response Services	427,488	91	4,395	13	617,075	87	21,824	22	9,627	2,728
Retainer Services	7,552	2	7,713	23	20,632	3	20,752	21	(2)	(1)
Standby Services	2,358	—	1,926	6	5,812	—	4,480	4	22	30
Professional Services	4,576	1	5,031	15	11,503	2	15,304	15	(9)	(25)
Software Services	1,426	—	—	—	2,216	—	—	—	—	—
Project Management	21,684	5	13,391	39	47,375	7	33,351	33	62	42
Equipment Sales and Leasing	3,142	1	1,371	4	6,400	1	5,525	5	129	16

	468,226	100	33,827	100	711,013	100	101,236	100

Summary. Operating revenues and operating margins for Environmental Services can vary materially between comparable periods depending upon the number and magnitude of emergency responses. Operating margins from response services vary depending on whether Environmental Services uses its own personnel and equipment resources as opposed to the use of third-party personnel and equipment. As discussed above in “Overview” on page 25, operating results in the Current Year Quarter and Current Nine Months were significantly impacted by the Oil Spill Response. While certain Oil Spill Response activities continue, the level of equipment and services being provided has diminished since the end of the Current Year Quarter. While Environmental Services may still be engaged in the Oil Spill Response beyond 2010, the extent of these activities is uncertain but expected to be significantly less than the levels reached during the Current Year Quarter and Current Nine Months.

Commodity Trading and Logistics

	For the Three Months Ended June 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	204,945	94	109,045	72	515,090	91	211,035	70
Foreign	11,951	6	41,821	28	47,862	9	90,186	30

	216,896	100	150,866	100	562,952	100	301,221	100	44	87

Costs and Expenses:
Operating	204,467	94	150,983	100	555,213	99	292,019	97
Administrative and general	3,716	2	3,705	2	10,251	2	9,012	3
Depreciation	13	—	7	—	48	—	9	—

	208,196	96	154,695	102	565,512	101	301,040	100

Operating Income (Loss)	8,700	4	(3,829)	(2)	(2,560)	(1)	181	—	327	(1,514)

Other Income (Expense):
Derivative gains (losses), net(1)	(5,307)	(2)	1,689	1	3,612	1	3,226	1
Foreign currency gains (losses), net	190		177	—	(557)	—	449	—
Other, net	—	—	—	—	6	—	26	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,042	—	—	—	7	—	187	—

Segment Profit (Loss)	4,625	2	(1,963)	(1)	508	—	4,069	1	336	(88)

(1)	In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of September 30, 2010, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity Type. The table below sets forth, for the periods indicated, the amount of operating revenues and segment profit (loss) by commodity type.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				Change ’10/’09
	2010		2009		2010		2009		3 Mos	9 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Energy	165,966	77	82,767	55	426,270	76	166,272	55	101	156
Sugar	38,979	18	38,135	25	85,373	15	41,691	14	2	105
Rice	11,951	5	29,964	20	51,309	9	93,258	31	(60)	(45)

	216,896	100	150,866	100	562,952	100	301,221	100

Segment Profit (Loss):
Energy	5,831	126	2,154	110	8,036	1,582	4,967	122	171	62
Sugar	10	0	(2,150)	(110)	1,387	273	(1,671)	(41)	100	183
Rice	(1,216)	(26)	(1,967)	(100)	(8,915)	(1,755)	773	19	38	(1,253)

	4,625	100	(1,963)	(100)	508	100	4,069	100

Energy. Segment profit improved in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months primarily due to higher renewable fuel sales volumes and increased sales of clean products. The Current Year Quarter also improved due to equity in earnings from the Company’s alcohol manufacturing facility joint venture, which became fully operational during the Current Year Quarter.

Sugar. Sugar reported segment income in the Current Year Quarter compared with a segment loss in the Prior Year Quarter. Results in the Prior Year Quarter were negatively impacted by a $2.2 million provision for doubtful accounts. In addition, segment profit improved in the Current Nine Months compared with the Prior Nine Months primarily due to higher sales volumes and margins from sugar activities.

Rice. Segment losses from rice activities in the Current Year Quarter and the Current Nine Months were primarily due to costs incurred during the winding down of trading activities and market write-downs of rice inventories. As previously reported, the Company has decided to reduce its rice activities and continues to liquidate its rice inventories. As of September 30, 2010, rice inventory balances were $1.8 million compared with $12.9 million at the end of the Prior Year Quarter.

Other Segment Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ’10/’09
	2010	2009	2010	2009	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	4,296	2,016	11,951	6,970	113	71
Other Activities	183	(346)	(721)	(981)	153	27
Equity in Earnings (Losses) of 50% or Less Owned Companies	(127)	30	607	(881)	(523)	169

Segment Profit	4,352	1,700	11,837	5,108	156	132

Harbor and Offshore Towing Services. Segment profit increased by $2.3 million in the Current Year Quarter compared with the Prior Year quarter and by $5.0 million in the Current Nine Months compared with the Prior Nine Months primarily due to incremental work related to the Oil Spill Response.

Corporate and Eliminations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ’10/’09
	2010	2009	2010	2009	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(9,408)	(7,874)	(29,058)	(26,637)	(19)	(9)
Eliminations	(3)	(1)	—	306	—	(100)

Operating Loss	(9,411)	(7,875)	(29,058)	(26,331)	(20)	(10)

Other Income (Expense):
Derivative gains (losses), net	6,984	719	(3,818)	6,263	871	(161)
Foreign currency gains (losses), net	6,401	(255)	(2,204)	3,626	2,610	(161)
Other, net	(40)	(70)	556	(22)	43	2,627

Derivative gains (losses), net. Derivative gains, net of $7.0 million in the Current Year Quarter were primarily due to gains on forward currency exchange, option and future contracts resulting from the weakening of the U.S. dollar against the euro. Derivative losses, net of $3.8 million in the Current Nine Months were primarily due to losses on interest rate swaps and losses on U.S. treasury notes and bond future and option contracts resulting from declines in market interest rates.

Foreign currency gains (losses), net. Foreign currency gains (losses), net primarily arise from the revaluation of certain of the Company’s foreign currency positions in cash, intercompany notes receivable and marketable securities denominated in pound sterling and euros. In the Current Year Quarter, a weakening of the U.S. dollar resulted in foreign currency gains, net; however, overall the U.S. dollar strengthened against the pound sterling and euro in the Current Nine Months resulting in foreign currency losses, net.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Change ’10/’09
	2010	2009	2010	2009	3 Mos	9 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	2,562	789	5,788	2,410	225	140
Interest expense	(10,274)	(14,267)	(33,862)	(42,679)	28	21
Debt extinguishment gains (losses), net	—	2,787	(368)	4,072	(100)	(109)
Marketable security gains (losses), net	(54)	6,948	(3,499)	14,796	(101)	(124)

	(7,766)	(3,743)	(31,941)	(21,401)	(107)	(49)

Interest Expense. Interest expense decreased in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months primarily due to the reduction in principal balances following the purchase, maturity or redemption of certain of the Company’s Senior Notes, Convertible Debentures and Title XI Bonds, partially offset by the issuance in September 2009 of the Company’s 7.375% Senior Notes due 2019.

Marketable security gains (losses), net. Marketable security losses, net in the Current Nine Months and marketable security gains, net in the Prior Year Quarter and Prior Nine Months were primarily attributable to the Company’s investments in long marketable securities positions.

Liquidity and Capital Resources

Overview

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

The Company’s unfunded capital commitments as of September 30, 2010 consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge and other equipment. These commitments totaled $279.8 million, of which $69.4 million is payable during the remainder of 2010 with the balance payable through 2013. Of the total unfunded capital commitments, $2.8 million may be terminated without further liability.

As of September 30, 2010, construction reserve funds of $262.7 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of September 30, 2010, the remaining authority under the repurchase plan was $124.1 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of September 30, 2010, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility as of September 30, 2010 was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $44.8 million with various expiration dates through 2014.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2010	2009
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	416,060	276,946
Investing Activities	690	(42,669)
Financing Activities	(213,064)	109,850
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7,312)	476

Net Increase in Cash and Cash Equivalents	196,374	344,603

Operating Activities

Cash flows provided by operating activities increased by $139.1 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	For the Nine Months Ended September 30,
	2010	2009
	$’000	$’000
Operating income before depreciation and gains on asset dispositions and impairments, net	$451,092	$282,017
Changes in operating assets and liabilities before interest and income taxes	55,516	26,317
Purchases of marketable securities	(66,865)	(20,058)
Proceeds from sale of marketable securities	29,849	51,020
Dividends received from 50% or less owned companies	17,125	15,531
Interest paid, excluding capitalized interest	(38,981)	(34,737)
Income taxes paid, net of refunds	(33,287)	(44,948)
Other	1,611	1,804

Total Cash flows provided by Operating Activities	$416,060	$276,946

Operating income before depreciation and gains on asset dispositions and impairments, net increased by $169.1 million primarily due to the impact of the Oil Spill Response. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.

During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $55.5 million primarily due to the timing of collections associated with the Oil Spill Response and the liquidation of rice inventories in Commodity Trading and Logistics.

During the Current Nine Months, cash used in operating activities included $61.7 million to purchase marketable security long positions and $5.2 million to cover marketable security short positions. During the Prior Nine Months, cash used in operating activities included $19.0 million to purchase marketable security long positions and $1.1 million to cover marketable security short positions.

During the Current Nine Months, cash provided by operating activities included $25.0 million received from the sale of marketable security long positions and $4.8 million received upon entering into marketable security short positions. During the Prior Nine Months, cash provided by operating activities included $39.1 million received from the sale of marketable security long positions and $11.9 million received upon entering into marketable security short positions.

Investing Activities

During the Current Nine Months, net cash provided by investing activities was $0.7 million primarily as follows:

•	Capital expenditures were $173.7 million. Equipment deliveries included one offshore support vessel, 113 inland river dry cargo barges, 17 liquid tank barges, three helicopters and one tractor tug.

•

Proceeds from the disposition of property and equipment were $173.0 million. The Company sold six offshore support vessels, two helicopters, one ocean liquid tank barge, 60 dry cargo barges and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction.

•	The Company made net investments in, and advances to, 50% or less owned companies of $19.2 million.

•

The Company released $19.2 million of restricted cash and $7.0 million of Title XI reserve funds into general purpose funds primarily due to the redemption of all of the outstanding Title XI Bonds on two of the Company’s double-hull product tankers (as noted below).

•	Construction reserve fund account transactions included withdrawals of $56.7 million and deposits of $46.2 million

•	The Company made net investments in leases of $16.4 million.

During the Prior Nine Months, net cash used in investing activities was $42.7 million primarily as follows:

•	Capital expenditures were $129.2 million. Equipment deliveries included three offshore support vessels, two inland river towboats, six helicopters and three ocean liquid tank barges.

•

Proceeds from the dispositions of property and equipment were $95.0 million. The Company sold 17 offshore support vessels, five inland river dry cargo barges, three inland river towboats, four harbor tugs and other equipment. In addition, two helicopters were scrapped and one leased helicopter was a total loss after an accident in the North Sea.

•	The Company made net investments in, and advances to, 50% or less owned companies of $8.3 million.

•	Construction reserve fund account transactions included withdrawals of $62.1 million and deposits of $48.5 million.

Financing Activities

During the Current Nine Months, net cash used in financing activities was $213.1 million. During the Current Nine Months, the Company:

•

redeemed of all of the outstanding bonds on two of its double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million including a make-whole premium;

•	repurchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million;

•	made scheduled payments on long-term debt and capital lease obligations of $6.7 million;

•	made net payments on inventory financing arrangements of $19.6 million; and

•	acquired for treasury 1,693,100 shares of its Common Stock for an aggregate purchase price of $126.0 million.

During the Prior Nine Months, net cash provided by financing activities was $109.9 million. During the Prior Nine Months, the Company:

•	redeemed $18.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $18.4 million;

•	redeemed $37.0 million, in principal amount, of its 7.2% Senior Notes due 2009 for an aggregate purchase price of $37.4 million;

•	redeemed $20.2 million, in principal amount, of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $20.1 million;

•	redeemed $81.7 million of the remaining principal balance outstanding of its 9.5% Senior Notes due 2013 for $84.3 million;

•	retired at maturity $32.8 million, in principal amount of its 7.2% Senior Notes for $32.8 million;

•	repurchased $3.8 million, in principal amount, of its 2.875% Convertible Debentures due 2024 for $3.7 million;

•	made scheduled payments on long-term debt and capital lease obligations of $26.0 million;

•	made net payments on inventory financing arrangements of $16.8 million;

•	issued $250.0 million in aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 for proceeds of $245.9 million;

•	borrowed $58.5 million under its revolving credit facility; and

•	issued other secured debt in an aggregate principal amount of $45.2 million for proceeds of $44.9 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the Current Nine Months, the effect of exchange rate changes reduced cash and cash equivalents by $7.3 million, primarily due to the strengthening of the U.S. dollar against the euro and pound sterling.

Short and Long-Term Liquidity Requirements

The Company anticipates it will continue to generate positive cash flows from operations in the near term and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program or other liquidity requirements, the Company may use its cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, and borrow under its revolving credit facility, issue debt or a combination thereof.

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

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al. , No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS has also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. One of the three plaintiffs in the District Court litigation urged the USCG to reach a contrary result with respect to the segregated ballast work, and it is possible that that plaintiff will ask the District Court to set aside this aspect of the USCG’s decision as well. The loss of coastwise eligibility for its two retrofitted tankers could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $47.8 million as of September 30, 2010 and such tankers contributed operating revenues of $14.3 million during the nine months ended September 30, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in March 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in

September 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. The results of the most recent actuarial valuation of the MNOPF in 2009 indicated that an additional net funding deficit of $645.0 million (£408.0 million) had developed since the previous actuarial valuation in 2006 and the Company estimates its allocated share of the deficit to be $7.9 million (£5.0 million). When the Company is invoiced for its share, it will recognize payroll related operating expenses in the periods invoices are received. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the MNRPF has an accumulated funding deficit of $320.9 million (£203.0 million). No decision has yet been reached as to how the deficit will be recovered, but the Company expects it is likely that participating employers will be invoiced for their allocated share, at which time the Company would recognize payroll related operating expenses. The Company estimates its allocated share of the uninvoiced deficit to be approximately $1.1 million (£0.7 million). Depending on the results of the most recent and future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. On September 14, 2010, the District Court entered an order dismissing the complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and motion for re-argument (the “Motions”). On October 12, 2010, Defendants opposed the Motions. The District Court has yet to rule on the Motions. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al. , No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc., a subsidiary of SEACOR. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil

Rig “Deepwater Horizon”, MDL No. 2179. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal.

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

The Company has entered into and settled various positions in forward currency exchange, option and future contracts which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. As of September 30, 2010, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $162.7 million. As of September 30, 2010, the Company had capital purchase commitments of €129.9 million and had designated €75.8 million ($103.2 million) of its forward currency exchange contracts as fair value hedges. For those forward currency exchange contract positions not designated as fair value hedges, an adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $4.1 million net of tax. In addition, the Company maintained cash balances of €58.4 million as of September 30, 2010.

Subsequent to September 30, 2010, forward currency exchange contracts with an aggregate U.S. dollar equivalent of $49.9 million matured and the Company entered into new forward currency exchange contracts with an aggregate U.S. dollar equivalent of $41.2 million. Additionally, the Company entered into a one-year rate-lock agreement with a notional value of $100.0 million based on the ten-year U.S. Treasury Note.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

The Company’s operations in the Gulf of Mexico may be adversely impacted by the recent Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company’s Offshore Marine Services and Aviation Services segments have extensive operations in the U.S. Gulf of Mexico, which, along with those of certain of its customers, may be adversely impacted by, among other factors:

•

the recently lifted drilling moratorium issued by the U.S. Department of the Interior that directed lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico, the additional safety and certification requirements for drilling activities imposed for the approval of development and production activities and the delayed approval of applications to drill in both deep and shallow-water areas;

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

•	new or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions; and

•	the cost or availability of relevant insurance coverage.

Any one or a combination of these factors could reduce revenues, increase operating costs and have a material adverse effect on the Company’s financial position and its results of operations.

The Company could incur liability in connection with providing spill response services. The Company may incur increased legal fees and costs in connection with providing spill and emergency response services, including the Company's involvement in response to the Deepwater Horizon/BP Macondo Well Incident. Several of the Company’s business segments are currently subject to litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects it may be named in additional litigation regarding its response services. Although companies are generally exempt in the United States from liability under the Clean Water Act (“CWA”) for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. Although most of the states within the United States in which the Company provides services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic clients. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients.

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

Increased domestic and international laws and regulations may adversely impact the Company. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, including the recently lifted drilling moratorium issued by the U.S. Department of the Interior directing lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico, may increase the cost or availability of insurance coverage and may influence decisions by customers or other industry participants that could reduce demand for the Company’s services, which would have a negative impact on the Company’s Offshore Marine Services and Aviation Services segments.

A change in oil spill regulation could reduce demand for Environmental Services’ emergency response services. Environmental Services is dependent upon regulations promulgated under OPA 90, international conventions and, to a lesser extent, local regulations. A change in emergency regulations and/or increased competition from non-profit competitors could decrease demand for Environmental Services’ emergency response services and/or increase costs without a commensurate increase in revenue.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
July 1 – 31, 2010	—	$—	—	$130,096,823
August 1 – 31, 2010	77,200	$77.63	—	$124,103,527
September 1 – 30, 2010	—	$—	—	$124,103,527

(1)	Excludes commissions of $3,965 or $0.05 per share.

(2)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof and, from time to time thereafter, increased such authority. On February 18, 2010, SEACOR’s Board of Directors increased the authority to purchase Common Stock up to a total authorized expenditure of $250.0 million.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: October 28, 2010	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board
(Principal Executive Officer)

DATE: October 28, 2010	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.