Form 10-K
period 2010-12-31
SEACOR HOLDINGS INC /NEW/
filed 2011-02-25
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12289

SEACOR Holdings Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	13-3542736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Eller Drive, P.O. Box 13038,	33316
Fort Lauderdale, Florida (Address of Principal Executive Offices)	(Zip Code)

(954) 523-2200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2010 was approximately $1,408,828,407 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February 18, 2011 was 21,424,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR HOLDINGS INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors). In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to SEACOR Holdings Inc. and its consolidated subsidiaries. “SEACOR” refers to SEACOR Holdings Inc., incorporated in 1989 in Delaware. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR. The Company’s fiscal year ended on December 31, 2010.

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

SEACOR’s principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and the telephone number is (954) 523-2200. SEACOR’s website address is www.seacorholdings.com. The reference to SEACOR’s website is not intended to incorporate the information on the website to this Annual Report on Form 10-K.

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

Segment and Geographic Information

The Company’s operations are divided into six main business segments: Offshore Marine Services, Aviation Services, Marine Transportation Services, Inland River Services, Environmental Services and Commodity Trading and Logistics. The Company also has activities that are referred to and described under Other, which primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities. Financial data for segment and geographic areas is reported in Part IV “Note 15. Major Customers and Segment Information” of this Annual Report on Form 10-K.

Offshore Marine Services

Business

Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. Offshore Marine Services contributed 19%, 33% and 43% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

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

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Anchor handling towing supply	15	2	2	1	20
Crew	40	2	7	3	52
Mini-supply	5	1	3	—	9
Standby safety	25	1	—	—	26
Supply	11	—	7	9	27
Towing supply	4	1	2	1	8
Specialty	4	5	—	3	12

	104	12	21	17	154

2009
Anchor handling towing supply	18	1	1	3	23
Crew	41	2	11	3	57
Mini-supply	6	—	5	—	11
Standby safety	24	1	—	—	25
Supply	11	—	8	8	27
Towing supply	7	3	2	1	13
Specialty	4	5	—	—	9

	111	12	27	15	165

2008
Anchor handling towing supply	18	1	1	—	20
Crew	49	2	23	1	75
Mini-supply	11	—	5	—	16
Standby safety	24	—	—	5	29
Supply	12	—	8	7	27
Towing supply	9	3	2	—	14
Specialty	6	3	—	—	9

	129	9	39	13	190

The following table indicates average fleet age in years as of December 31:

	2010	2009	2008
Including standby safety vessels	16.3	15.1	14.7
Excluding standby safety vessels	11.5	10.6	11.0

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

	2010	2009	2008
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	12	12	11
Crew	28	31	42
Mini-supply	4	7	13
Supply	9	8	8
Towing supply	2	2	2
Specialty	2	2	2

	57	62	78

Africa, primarily West Africa:
Anchor handling towing supply	5	3	5
Crew	8	11	11
Supply	3	5	4
Towing Supply	3	5	5
Specialty	2	2	2

	21	26	27

Middle East:
Crew	8	7	6
Mini-supply	4	4	2
Supply	3	4	5
Towing supply	2	3	3
Specialty	3	4	4

	20	22	20

Mexico, Central and South America:
Anchor handling towing supply	1	6	2
Crew	6	6	11
Mini-supply	1	—	1
Supply	11	9	9
Specialty	4	1	1

	23	22	24

	2010	2009	2008
United Kingdom, primarily North Sea:
Standby safety	26	25	29

Asia:
Anchor handling towing supply	2	2	2
Crew	2	2	5
Supply	1	1	1
Towing Supply	1	3	4
Specialty	1	—	—

	7	8	12

Total Foreign Fleet	97	103	112

Total Fleet	154	165	190

United States. As of December 31, 2010, 57 vessels were operating in the U.S. Gulf of Mexico, including 34 owned, 17 leased-in, three joint ventured and three pooled. Offshore Marine Services’ expertise in this market is deepwater anchor handling with its fleet of AHTS vessels, and exploration and production support with its fleet of crew and mini-supply vessels. Over the last few years, the market has split between the traditional shallow water shelf activity and the developing deepwater market. The shelf market is highly price sensitive and quickly affected by movements in commodity prices. Customers in the deepwater market place greater emphasis on vessel specifications and features in addition to price.

Africa, primarily West Africa. As of December 31, 2010, 21 vessels were operating in West Africa, including 13 owned, three leased-in, three joint ventured and two managed. Offshore Marine Services operates primarily in Angola and Ghana, servicing large-scale, multi-year projects for major oil companies. The other vessels in this region operate from ports in the Republic of the Congo, Gabon, Equatorial Guinea and South Africa.

Middle East. As of December 31, 2010, 20 vessels were operating in the Middle East region, including 16 owned, one leased-in, two joint ventured and one managed. Offshore Marine Services’ vessels operating in this area generally support activities in countries along the Arabian Gulf and Arabian Sea, including the United Arab Emirates, Qatar, Egypt and India.

Mexico, Central and South America. As of December 31, 2010, 23 vessels were operating in Mexico, Central and South America, including twelve owned, one joint ventured and ten managed. Offshore Marine Services’ primary markets in this region are Brazil and Mexico.

United Kingdom, primarily North Sea. As of December 31, 2010, 26 vessels were operating in the North Sea, including 25 owned and one joint ventured. The North Sea fleet provides standby safety and supply services. Demand in the North Sea market for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation.

Asia. As of December 31, 2010, seven vessels were operating in Asia, including four owned, two joint ventured and one managed. Offshore Marine Services’ vessels operating in this area generally support exploration programs. To date, Offshore Marine Services’ largest markets in this area have been Vietnam and Indonesia.

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

Offshore Marine Services’ principal customers are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies. Consolidation of oil and gas companies through mergers and acquisitions over the past several years has reduced Offshore Marine Services’ customer base. In 2010, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Offshore Marine Services accounted for approximately 60% of Offshore Marine Services’ operating revenues. The loss of one or a few of these customers could have a material adverse effect on Offshore Marine Services’ results of operations.

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

Risks of Foreign Operations

For the years ended December 31, 2010, 2009 and 2008, 53%, 63% and 52%, respectively, of Offshore Marine Services’ operating revenues were derived from foreign operations.

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

Aviation Services

Business

Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, international aircraft leasing, transportation and customer-owned aircraft management services to hospitals (“Air Medical Services”) and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft at its fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport. It also provides aircraft and flight crews under contracts in support of fire-fighting, provides flight training services and provides emergency response search and rescue services. Aviation Services operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. Aviation Services contributed 9%, 14% and 15% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Equipment and Services

The following tables identify the types of aircraft that comprise Aviation Services’ fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Managed” are those owned by entities not affiliated with the Company but operated by Aviation Services for a fee. As of December 31, 2010, 134 aircraft were located in the United States and 42 were located in foreign jurisdictions.

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2010
Light helicopters—single engine	51	6	3	—	60
Light helicopters—twin engine	30	—	6	9	45
Medium helicopters	57	—	2	3	62
Heavy helicopters	9	—	—	—	9

	147	6	11	12	176

2009
Light helicopters—single engine	51	6	3	—	60
Light helicopters—twin engine	33	—	6	8	47
Medium helicopters	53	—	3	3	59
Heavy helicopters	8	—	—	—	8

	145	6	12	11	174

2008
Light helicopters—single engine	51	6	6	—	63
Light helicopters—twin engine	35	—	6	14	55
Medium helicopters	52	—	3	7	62
Heavy helicopters	7	—	—	—	7

	145	6	15	21	187

(1)

Excludes two and three helicopters removed from service as of December 31, 2010 and 2009, respectively. During 2010, two helicopters were removed from service and disassembled for spare parts. Another helicopter that was removed from service as of December 31, 2009 was also disassembled for spare parts in 2010.

(2)	Excludes three helicopters removed from service as of December 31, 2010 and 2009.

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

Aviation Services has a 50% interest in a joint venture based in Spain that provides aviation transportation services.

Markets

Aviation Services’ current principal markets for its transportation and search and rescue services supporting the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and

Alaska. In the U.S. Gulf of Mexico, the customers and locations are similar to those serviced by Offshore Marine Services and its market opportunities are subject to the same cycles and pressures as described in Item 1. Business—Offshore Marine Services—Markets. Other helicopter services to the oil and mining industries in Alaska are provided on a contract or charter basis from bases in Valdez, Anchorage, the Kenai area and Deadhorse.

Aviation Services also leases helicopters, primarily to foreign operators in Brazil, Europe and Southeast Asia. Air Medical Services operations are primarily in the northeastern United States, Florida and Tennessee. Flightseeing services in Alaska are operated out of Juneau and from areas near Denali National Park.

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

Customers and Contractual Arrangements

Aviation Services charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, subscription agreements, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Subscription agreements are priced and carry terms similar to master service agreements, and are for the provision of offshore emergency search and rescue services. Day-to-day charter arrangements call for a combination of a daily fixed rental fee plus a charge based on hours flown or an hourly rate. Leases can be either “dry”, providing only the equipment, or “wet”, providing equipment, insurance and personnel. The rate structure, as it applies to Aviation Services’ utility and oil and gas contracts, typically contains terms that limit its exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers. With respect to flightseeing aircraft, block space is allocated to cruise lines and seats are sold directly to customers. Other markets for Aviation Services include international oil and gas industry support activities, agricultural support and general aviation activities.

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

Aviation Services’ principal customers in the U.S. Gulf of Mexico are oil companies of varying sizes and the U.S. government. In Alaska, its principal customers for helicopter services are oil and mineral companies and cruise line passengers.

In 2010, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Aviation Services accounted for approximately 59% of Aviation Services’ operating revenues. The loss of one or a few of its customers could have a material adverse effect on Aviation Services’ results of operations.

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

Risks of Foreign Operations

Aviation Services operates worldwide. For the years ended December 31, 2010, 2009 and 2008, 24%, 15% and 10%, respectively, of Aviation Services’ operating revenues were derived from its foreign operations.

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

Inland River Services

Business

Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry’s newest fleets of dry cargo and liquid tank barges transporting agricultural and industrial commodities, and chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries, and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations and deck barges. It also manages barges for third parties. Inland River Services contributed 6%, 9% and 9% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Equipment and Services

The following tables identify the types of equipment that comprise Inland River Services fleet as of December 31 for the indicated years. “Owned” are those majority owned by the Company. “Joint Ventured” are those owned by entities in which the Company does not have a controlling interest. “Leased-in” are those leased-in under operating leases. “Pooled or Managed” are owned by entities not affiliated with Inland River Services with operating revenues and voyage expenses pooled with certain barges of similar type owned by Inland River Services and the net results allocated to participants based upon the number of days the barges participate in the pool or are owned by entities not affiliated with the Company but operated by Inland River Services for a fee. For “Pooled” barges, each barge owner is responsible for the costs of insurance, maintenance and repair as well as for capital and financing costs of its own equipment in the pool.

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2010
Inland river dry cargo barges	634	172	2	580	1,388
Inland river liquid tank barges	68	—	2	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	15	—	—	32
Dry cargo vessel(1)	—	1	—	—	1

	745	188	4	590	1,527

2009
Inland river dry cargo barges	581	262	2	550	1,395
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessel(1)	—	1	—	—	1
	675	309	4	550	1,538

2008
Inland river dry cargo barges	586	262	7	122	977
Inland river liquid tank barges	51	33	2	—	86
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	5	—	—	22

	680	300	9	122	1,111

(1)	Argentine-flag.

As of December 31, the average age (in years) of Inland River Services’ owned and joint ventured fleet was as follows:

	2010	2009	2008
Dry cargo barges	6	6	4
Liquid tank barges—10,000 barrel	14	19	12
Liquid tank barges—30,000 barrel	8	7	8
Deck barges	3	2	1
Towboats(1)	37	35	39

(1)	Towboats have been upgraded and maintained to meet or exceed current industry standards.

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

In addition to its primary barge business, Inland River Services:

•

Owns a “fleeting operation,” which is a staging area for grouping barges in preparation for movements up and down the river and a holding area for barges waiting to load and unload cargo. This fleeting operation is managed by a third party.

•	Owns a tank farm and handling facility in Sauget, Illinois. The facility is multi-modal, supporting truck, rail, unit trains and barges, and commenced operations in May 2008.

•

Provides a broad range of services including machine shop, gear and engine repairs, repair of barges and towboats at convenient drydocking locations strategically located on the U.S. Inland River Waterways, and a 24-hour shore side tankering business.

•	Has a 50% interest in a joint venture that operates a grain and fertilizer storage and handling facility in McLeansboro, Illinois.

•

Has a 50% interest in a joint venture with a third party in South America that, as of December 31, 2010, operated nine towboats and 172 dry cargo barges on the Parana-Paraguay Rivers along with a transshipment terminal at the Port of Ibicuy, Argentina.

•	Has a 50% interest in a joint venture that operates six inland river towboats on the U.S. Inland River Waterways.

•	Has a 50% interest in a joint venture that operates a dry cargo vessel in South America.

Markets

The market for Inland River Services is driven by supply and demand economics, which impacts prices, margins achieved and utilization of Inland River Services’ assets. The relationship between supply and demand reflects many factors, including:

•	the level of domestic and international production of the basic agricultural products to be transported (in particular, the yield from grain harvests)

•	the level of domestic and international consumption of agricultural products and the effect of these levels on the volumes of products that are physically moved into the export markets

•	domestic and worldwide demand for iron ore, steel, steel by-products, coal, ethanol, petroleum and other bulk commodities

•	strength or weakness of the U.S. dollar

•	the cost of ocean freight and the cost of fuel

Within the United States, other local factors also have an effect on pricing and margins, including:

•	the supply of barges available to move the products

•	the cost of qualified wheelhouse personnel

•	the ability to position the barges to maximize efficiencies and utility in moving cargos both northbound and southbound

•	the cost of alternative forms of transportation (primarily rail)

•	general operating logistics on the river network including size and operating status of locks and dams

•	the effect of river levels on the loading capacities of the barges in terms of draft restrictions

•	regulations

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

Customers and Contractual Arrangements

The principal customers for Inland River Services are major agricultural companies, major integrated oil companies and industrial companies. In 2010, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Inland River Services accounted for approximately 71% of Inland River Services’ revenues in 2010. The loss of one or a few of its customers would be unlikely to have a material adverse effect on Inland River Services’ results of operations.

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

The Company believes that 67% of the domestic dry cargo fleet is controlled by five companies and 60% of the domestic liquid barge industry fleet is controlled by five companies.

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

Marine Transportation Services

Business

Marine Transportation Services fleet consists of eight U.S.-flag product tankers, of which six are owned and two are leased, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade. Marine Transportation Services contributed 3%, 5% and 7% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Equipment and Services

The Oil Pollution Act of 1990 (“OPA 90”) prohibits vessels without double-hulls from transporting crude oil and petroleum products in U.S. coastwise transportation after certain dates based on the age and carrying capacity of the vessel. In addition, single-hulled vessels will be prohibited from transporting petroleum products in most international markets under a phase-out schedule established by the International Maritime Organization (“IMO”). The table below sets forth the Marine Transportation Services’ fleet as of December 31, 2010.

Name of Vessel	Capacity in barrels	Tonnage in “dwt”(1)	OPA 90 Retirement date	Type
Seabulk Trader	294,000	48,700	None	Double-hull
Seabulk Challenge	294,000	48,700	None	Double-hull
California Voyager(2) (formerly—HMI Brenton Reef)	341,000	45,000	None	Double-hull
Oregon Voyager(2) (formerly—Seabulk Energy)	341,000	45,000	None	Double-hull
Seabulk Arctic	340,000	46,000	None	Double-hull
Mississippi Voyager (formerly—Seabulk Mariner)	340,000	46,000	None	Double-hull
Florida Voyager (formerly—Seabulk Pride)	340,000	46,000	None	Double-hull
Seabulk America	297,000	46,300	2015	Double-bottom

(1)	Deadweight tons or “dwt”.

(2)	Leased-in vessel.

Markets

Petroleum Product Transportation. In the domestic energy trade, oceangoing vessels transport fuel and other petroleum products primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, and the U.S. Atlantic and Pacific coasts. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has fluctuated in recent years as vessels have reached the end of their useful lives or have been retired due to OPA 90 requirements and newbuilds are placed into service.

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

Customers and Contractual Arrangements

The primary purchasers of petroleum product transportation services are multinational oil and gas companies, refining companies, oil trading companies and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted on the basis of short-term or long-term time charters, voyage charters, and contracts of affreightment or other transportation agreements tailored to the shipper’s requirements. In 2010, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Marine Transportation Services accounted for approximately 100% of its operating revenues. The loss of one or a few of these customers could have a material adverse effect on Marine Transportation Services’ results of operations.

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

Environmental Services

Business

Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Environmental Services also provides other services to oil, chemical, industrial and government clients including hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services. Business is conducted primarily through the Company’s wholly owned subsidiaries: National Response Corporation (“NRC”), O’Brien’s Response Management Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 33%, 8% and 10% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Products and Services

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

Environmental Services provides a range of prevention, business continuity, crisis communication, software, media, safety and security consultancy, and training services around the world to assist oil, chemical, industrial, marine transportation, financial services and government customers in the prevention of, and response to, an extensive variety of environmental emergencies on both a retained and stand-alone basis. Environmental Services assists customers in the selection and training of personnel in the use of environmental equipment and products. In addition, Environmental Services provides a service to state, county and other local government agencies assisting them with claim reimbursement from the federal government, through agencies such as the Federal Emergency Management Agency (“FEMA”) and the Federal Highway Administration. Furthermore, it provides oversight of clean-up and debris management required after hurricanes, floods and other natural disasters.

Environmental Services provides industrial and remediation services to oil, chemical, industrial and government clients. These services include hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services.

Markets

The market for contractual oil spill preparedness, response and other related training and consulting services in the United States resulted from the enactment of OPA 90. OPA 90 and several subsequent regulations promulgated by the Department of Transportation, Environmental Protection Agency (“EPA”), the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), a division of the U.S. Department of Interior, and the U.S. Coast Guard (“USCG”) require that all tank vessels operating within the 200-mile Exclusive Economic Zone of the United States and all facilities and pipelines handling oil that could have a spill affecting the navigable waters of the United States develop plans to respond to a “worst case” oil spill and ensure by contract or other approved means the ability to respond to such a spill.

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

Customers and Contractual Arrangements

Environmental Services offers its services primarily to the domestic and international shipping community, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Services are provided pursuant to contracts generally ranging from one month to ten years. In 2010, one Environmental Services’ customer (BP p.l.c.) was responsible for 28%, of consolidated operating revenues. The ten largest customers of Environmental Services accounted for approximately 89% of Environmental Services’ operating revenues. The loss of a single large client or a group of mid-size customers could have a material adverse effect on Environmental Services’ results of operations.

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

Risks of Foreign Operations

Environmental Services operates worldwide. For the years ended December 31, 2010, 2009 and 2008, 3%, 14% and 20%, respectively, of Environmental Services’ operating revenues were derived from its foreign operations.

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

Commodity Trading and Logistics

Business

Commodity Trading and Logistics operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are sugar, ethanol, clean blendstocks and crude oil. Commodity Trading and Logistics contributed 28%, 28% and 13% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Products and Services

Energy. The energy group is primarily focused on the domestic merchandising (often referred to as “trading”) and transportation of physical ethanol, clean blendstocks, heavy naphtha and crude oil. The energy group also operates, through an investment in a joint venture, a food and fuel grade processing plant which produces beverage and industrial alcohol and fuel-grade ethanol. The output of the plant is sold primarily to the energy group and its joint venture partner.

Agricultural. The agricultural group is primarily focused on the global origination, trading and merchandising of sugar. The group’s involvement in sugar pairs producers and buyers and arranges for the transportation and logistics of the product.

Commodity Trading and Logistics uses a variety of transportation modes to transport its products, including trucks, railcars, river barges, pipelines and ocean going vessels, which are generally leased. The transportation services are typically provided by truck lines, railroads, pipelines and barge and ocean freight companies. Commodity Trading and Logistics leverages the asset base of SEACOR’s other business units, primarily Inland River Services, including its tank farm and handling facility in Sauget, IL, for the transportation and storage of product.

Markets

Commodity Trading and Logistics activities are global and dependent upon factors that Commodity Trading and Logistics cannot control, including macro and micro economic supply and demand factors, governmental intervention or mandates, weather patterns, and the price and availability of substitute products. With respect to sugar, the primary markets in which Commodity Trading and Logistics operate are countries that are net importers of sugar and include countries in South America and the Caribbean. Commodity Trading and Logistics produces, purchases, markets and sells ethanol to customers for blending into the U.S. gasoline pool and transports clean blendstocks for export.

The availability of agricultural commodities is affected by weather, plant diseases, governmental policies and agricultural growing patterns. Sugar demand is affected by worldwide consumption of food products, soft drinks and sweetened beverages, and by population growth, changes in per capita income and the relative prices of substitute sweeteners.

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

In 2010, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Commodity Trading and Logistics accounted for approximately 76% of Commodity Trading and Logistics operating revenues. The loss of one or a few of these customers could have a material adverse effect on Commodity Trading and Logistics results of operations.

Competitive Conditions

The commodity trading and logistics business is highly competitive. Major competitors for the agricultural group include large agribusiness, major and independent trading houses and regional or local grower cooperatives. Major competitors for the energy group include other marketers, traders and other product suppliers.

Risk of Foreign Operations

For the year ended December 31, 2010, 2009 and 2008, 21%, 38% and 59%, respectively, of Commodity Trading and Logistics operating revenues were derived from foreign operations.

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

Other

Harbor and Offshore Towing Services. As of December 31, 2010, Harbor and Offshore Towing Services operated a total of five ocean liquid tank barges and 30 vessels, of which 15 were conventional tugs, eight were Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs. In 2010, no single customer was responsible for 10% or more of consolidated operating revenues. The ten largest customers of Harbor and Offshore Towing Services accounted for approximately 54% of Harbor and Offshore Towing Services’ operating revenues. The loss of one or a few of these customers could have a material adverse effect on Harbor and Offshore Towing Services results of operations.

As of December 31, 2010, Harbor and Offshore Towing Services’ fleet consisted of 30 tugs and five ocean liquid tank barges. The tugs were operating in various ports including four in Port Everglades, FL, four in the Port of Tampa, FL, one in Port Canaveral, FL, seven in Port Arthur, TX, four in Port Mobile, AL, four in Lake Charles, LA and one was engaged in offshore towing operations. In addition, five tugs and five ocean liquid tank barges were operating in St. Eustatius.

Other Joint Ventures, Leasing and Other Activities. The Company has noncontrolled equity investments in various entities including a company that designs and manufactures water treatment systems for sale or lease and three industrial aviation service businesses in Asia. The Company also engages in lending and leasing activities.

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

In addition to the USCG, the EPA, the Office of Pipeline Safety, the Bureau of Ocean Energy (“BOE”) and certain individual states regulate vessels, facilities and pipelines in accordance with the requirements of OPA 90 or under analogous state law. There is currently little uniformity among the regulations issued by these agencies.

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

Employees

As of December 31, 2010, the Company employed 5,311 individuals directly and indirectly through crewing or manning agreements. Substantially all indirect employees support Offshore Marine Services vessel operations.

As of December 31, 2010, Offshore Marine Services employed 734 seafarers in the North Sea, some of whom were members of a union under the terms of an ongoing agreement. In the United States, a total of 256 employees in Marine Transportation Services and Harbor and Offshore Towing Services are unionized under agreements that expire at varying times through December 31, 2012. Certain individuals in Environmental Services are also represented by unions.

Management considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

The Company’s results of operations, financial condition and cash flow may be adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the more critical risk factors that affect the Company, as well as the other information that has been provided in this Annual Report on Form 10-K. The risks described below include all known material risks faced by the Company. Additional risks not presently known may also impair the Company’s business operations.

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

A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for the Company’s offshore energy support services and tanker services. Moreover, for the year ended December 31, 2010, approximately 46% of Offshore Marine Services’ and 48% of Aviation Services’ operating revenues were earned in the U.S. Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

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

The Company may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect the Company’s financial condition and its results of operations, and may result in additional risks to its businesses. The Company continuously evaluates the acquisition of operating businesses and assets and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration for such transactions may include, among other things, cash, common stock or equity interests in the Company’s subsidiaries. The Company also evaluates the disposition of its operating businesses and assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering), or the spin-off of equity interests of the Company’s subsidiaries to its stockholders.

These types of significant transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. As a result of the risks inherent in such transactions, the Company cannot guaranty that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on the Company’s financial condition or its results of operations. If the Company were to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in its amount of debt or the number of outstanding shares of its Common Stock.

Investment in new business strategies and initiatives present risks not originally contemplated. The Company has invested, and in the future may again invest, in new business plans or acquisitions, some of which may not be directly linked to existing business lines or activities. These activities may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the plans or acquisitions, inadequate return of capital, and unidentified issues not discovered in due diligence. Investments in these positions also may involve securities that are not very liquid. As a result of the risks inherent in new ventures, there can be no assurance that any such venture will be successful, or that new ventures will not have a material adverse impact on the Company’s financial position and its results of operations.

The Company engages in hedging activities which exposes it to risks. The Company for corporate purposes and also as part of its energy trading activities, may use futures and swaps to hedge risks, such as escalation in fuel costs, agricultural raw materials, movements in foreign exchange rates and interest rates. The Company also may purchase larger than usual inventory to lock in costs when it believes there may be large increases in the price of raw materials or other material used in its businesses. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counterparty risks due to failure of an exchange or institution with which it has done a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile.

The Company’s operations in the Gulf of Mexico may be adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). The Company’s Offshore Marine Services and Aviation Services segments have extensive operations in the U.S. Gulf of Mexico, which, along with those of certain of its customers, may be adversely impacted by, among other factors:

•

the recently lifted drilling moratorium by the U.S. Department of the Interior that directed lessees and operators to cease drilling all new deepwater wells on federal leases in the U.S. Gulf of Mexico, the additional safety and certification requirements for drilling activities imposed for the approval of development and production activities and the delayed approval of applications to drill in both deep and shallow-water areas;

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

The Company could incur liability in connection with providing spill response services. The Company may incur increased legal fees and costs in connection with providing spill and emergency response services, including the Company’s involvement in response to the Deepwater Horizon/BP Macondo Well Incident. Several of the Company’s business segments are currently defendants in litigation arising from the Deepwater Horizon/BP Macondo Well Incident and the Company expects it may be named in additional litigation regarding its response services. Although companies are generally exempt in the United States from liability under the CWA for their own actions and omissions in providing spill response services, this exemption might not apply if a company were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect a company against liability for personal injury or wrongful death claims, or against prosecution under other federal or state laws. Although most of the states within the United States in which the Company provides services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that the Company does not benefit from federal or state exemptions from liability in providing emergency response services, or if the other defenses asserted by the Company and its business segments are rejected, the Company could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others, subject to the indemnification provisions and other liability terms and conditions negotiated with its domestic clients. In the international market, the Company does not benefit from the spill response liability protection provided by the CWA and, therefore, is subject to the liability terms and conditions negotiated with its international clients, in addition to any other defenses available to the Company and its business segments. In connection with claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident, the responsible party had acknowledged and agreed to indemnify and defend one of the Company’s business segments pursuant to certain contractual agreements. The Company continues to seek indemnification for other business segments for claims relating to clean-up operations following the Deepwater Horizon/BP Macondo Well Incident pursuant to similar contractual arrangements.

If Congress repeals the $75.0 million cap for non-reclamation liabilities under OPA 90, there may be increased exposure for remediation work and the cost for securing insurance for such work may become prohibitively expensive. Without affordable insurance and appropriate legislative regulation limiting liability, drilling, exploration and further investment in oil and gas exploration in the U.S. Gulf of Mexico may be discouraged and thus reduce the demand for the Company’s services.

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

Unstable political, military and economic conditions in foreign countries where a significant proportion of Offshore Marine Services’ operations are conducted could adversely impact the Company’s business. During the year ended December 31, 2010, approximately 53% of Offshore Marine Services’ operating revenues resulted from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist attacks, piracy, kidnapping, and nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and gas industry and, correspondingly, on the Company should Offshore Marine Services operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupt its operations.

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

The Company may be unable to maintain or replace its offshore support vessels as they age. As of December 31, 2010, the average age of the Company’s Offshore Marine Services vessels, excluding its standby safety vessels, was approximately 11.5 years. The Company believes that after an offshore support vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. The Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels.

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

Environmental Services could incur liability in connection with providing spill response services. Although Environmental Services is generally exempt in the United States from liability under the CWA for its own actions and omissions in providing spill response services, this exemption might not apply if it were found to have been grossly negligent or to have engaged in willful misconduct, or if it were to have failed to provide these services consistent with applicable regulations and directives under the CWA. In addition, the exemption under the federal CWA would not protect Environmental Services against liability for personal injury or wrongful death, or against prosecution under other federal or state laws. Although most of the states within the United States in which Environmental Services provides services have adopted similar exemptions, several states have not. If a court or other applicable authority were to determine that Environmental Services does not benefit from federal or state exemptions from liability in providing emergency response services, Environmental Services could be liable together with the local contractor and the responsible party for any resulting damages, including damages caused by others. In the international market, Environmental Services does not benefit from the spill response liability protection provided by the CWA and therefore is subject to the liability terms and conditions negotiated with its international clients.

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

Commodity Trading and Logistics’ risk management strategies may not be effective. Commodity Trading and Logistics business is affected by counterparty risk including non-performance by suppliers, vendors and counterparties, fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. Although Commodity Trading and Logistics may engage in hedging transactions to manage these risks, such transactions may not be successful in mitigating its exposure to these fluctuations and may adversely affect operating results.

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

Offshore support vessels, helicopters, inland river towboats and barges, and tankers are the principal physical properties owned by the Company and are more fully described in “Offshore Marine Services,” “Aviation Services,” “Inland River Services” and “Marine Transportation Services” and in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. One of the three plaintiffs in the District Court litigation urged the USCG to reach a contrary result with respect to the segregated ballast work, and it is possible that the plaintiff will ask the District Court to set aside this aspect of the USCG’s decision as well. The loss of coastwise eligibility for its two retrofitted tankers could lead to impairment concerns and could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $46.0 million as of December 31, 2010 and such tankers contributed operating revenues of $19.8 million during the year ended December 31, 2010.

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. On September 14, 2010, the District Court entered an order dismissing the complaint. On November 30, 2010, the District Court granted the plaintiffs motion for reconsideration and amendment (the “Motions”), and ordered limited discovery strictly in regard to the allegations set forth on the plaintiff’s amended complaint. The limited discovery was completed and the defendants have filed a motion for summary judgment, which is pending. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from or limitation of liability in relation to any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court has set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc. (“O’Brien’s), a subsidiary of SEACOR. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, the Company has also sought indemnity from the responsible party pursuant to certain contractual arrangements for the claims asserted against NRC in the MDL.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of SEACOR as of December 31, 2010 were as follows:

Name	Age	Position
Charles Fabrikant	66	Chairman of the Board has been a director of SEACOR and several of its subsidiaries since 1989. Effective September 2010, Mr. Fabrikant resigned as President and Chief Executive Officer of the Company and was designated Executive Chairman of the Board. Mr. Fabrikant is a Director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, and Hawker Pacific Airservices, Limited, an aviation sales product support company. In addition, he is President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments. Fabrikant International Corporation may be deemed an affiliate of SEACOR.
Oivind Lorentzen	60	Chief Executive Officer since September 2010. From June 1990 to September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., an investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. Mr. Lorentzen is also a director of Genessee & Wyoming Inc., an owner of short line and regional freight railroads and a director of Blue Danube, Inc., an inland marine service provider.
Dick Fagerstal	50	Senior Vice President, Corporate Development and Finance of SEACOR since February 2003. Mr. Fagerstal served as Treasurer from May 2000 to November 2008. From August 1997 to February 2003, he served as Vice President of Finance. Mr. Fagerstal has also served as a director of certain SEACOR subsidiaries since August 1997.
Paul Robinson	43	Senior Vice President, General Counsel and Corporate Secretary of SEACOR since November 2007. From 1999 through June 2007, Mr. Robinson held various positions at Comverse Technology, Inc., including Chief Operating Officer, Executive Vice President, General Counsel and Corporate Secretary.
Richard Ryan	56	Senior Vice President of SEACOR since November 2005 and, from September 2005 to November 2005, was Vice President. Mr. Ryan has been Chief Financial Officer since September 2005. From December 1996, when he joined SEACOR, until June 2002, Mr. Ryan was International Controller and, from July 2002 until becoming Chief Financial Officer, served as Managing Director of SEACOR Marine (International) Ltd. In addition, Mr. Ryan is an officer and director of certain SEACOR subsidiaries.
Matthew Cenac	45	Vice President and Chief Accounting Officer of SEACOR since September 2005. From June 2003 to August 2005, Mr. Cenac was Corporate Controller of SEACOR. In addition, Mr. Cenac is an officer and director of certain SEACOR subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “CKH.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2011:
First Quarter (through February 18, 2011)	$113.20	$95.23
Fiscal Year Ending December 31, 2010:
First Quarter	$81.79	$69.88
Second Quarter	$92.23	$67.01
Third Quarter	$88.09	$68.39
Fourth Quarter	$116.00	$82.39
Fiscal Year Ending December 31, 2009:
First Quarter	$71.58	$52.95
Second Quarter	$80.06	$57.60
Third Quarter	$83.31	$72.21
Fourth Quarter	$91.93	$73.50

As of February 18, 2011, there were 886 holders of record of Common Stock.

SEACOR’s Board of Directors declared a Special Cash Dividend of $15.00 per common share payable to shareholders of record on December 14, 2010, which was paid on or about December 21, 2010. Any payment of future dividends will be at the discretion of SEACOR’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s revolving credit facility or other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Performance Graph

Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the five-year period commencing on December 31, 2005 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) the Simmons Offshore Transportation Services Index, an index of oil service companies published by Simmons and Company International Limited (the “Simmons Peer Index”).

	December 31,
	2005	2006	2007	2008	2009	2010
Company(1)	100	146	136	98	112	171
S&P 500(1)	100	116	122	77	97	112
Simmons Peer Index(2)	100	134	185	72	111	127

(1)	Assumes the reinvestment of dividends.

(2)	Simmons Peer Index is calculated as a simple average percentage in share prices and includes the following companies: Bourbon, Bristow Group Inc., PHI Inc., Tidewater Inc., GulfMark Offshore, Inc., Kirby Corporation, Hornbeck Offshore Services, Inc., Solstad Offshore ASA, Farstad Shipping ASA, DOF ASA, Sevan Marine ASA, Dockwise Ltd., and SEACOR Holdings Inc.

Issuer Repurchases of Equity Securities

From time to time, SEACOR’s Board of Directors grants authorization to repurchase shares of Common Stock. In 2010, 2009 and 2008, the Company acquired 1,811,700, 606,576 and 2,824,717 shares, respectively, of Common Stock for treasury for an aggregate purchase price of $137.1 million, $45.9 million and $240.1 million, respectively. As of December 31, 2010, $113.0 million of the repurchase authority granted by SEACOR’s Board of Directors remained available.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(2)
10/01/10 – 10/31/10	85,500	$92.53	—	$116,192,565
11/01/10 – 11/30/10	33,100	$95.72	—	$113,024,228
12/01/10 – 12/31/10	—	$—	—	$113,024,228

(1)	Excludes commissions of $6,050 or $0.05 per share.

(2)	Since February 1997, SEACOR’s Board of Directors has authorized the repurchase of Common Stock, certain debt or a combination thereof. From time to time thereafter, and most recently on February 18, 2010, SEACOR’s Board of Directors increased the authority to repurchase Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Revenues:
Offshore Marine Services	$515,856	$562,291	$708,728	$692,418	$682,577
Aviation Services	235,366	235,667	248,627	215,039	156,014
Inland River Services	161,697	155,098	144,022	121,248	147,466
Marine Transportation Services	76,163	92,866	114,028	116,037	145,195
Environmental Services	874,393	145,767	168,030	156,826	144,516
Commodity Trading and Logistics(1)	741,896	472,575	208,264	9,600	—
Other(2)	72,835	64,354	72,881	50,032	49,224
Eliminations and Corporate	(28,838)	(17,280)	(8,624)	(1,970)	(1,547)

	$2,649,368	$1,711,338	$1,655,956	$1,359,230	$1,323,445

Operating Income	$408,371	$231,827	$342,689	$347,775	$360,748

Other Income (Expenses):
Net interest expense	$(35,068)	$(54,577)	$(40,028)	$(11,813)	$(22,895)
Other income(3)	176	37,764	15,265	7,860	881

	$(34,892)	$(16,813)	$(24,763)	$(3,953)	$(22,014)

Net Income attributable to SEACOR Holdings Inc.	$244,724	$143,810	$218,543	$236,819	$229,862

Earnings Per Common Share of SEACOR Holdings Inc.:
Basic	$11.43	$7.21	$10.46	$10.06	$9.33
Diluted	11.25	6.57	9.25	9.04	8.44
Statement of Cash Flows Data—provided by (used in):
Operating activities	$399,417	$297,618	$291,624	$386,901	$366,107
Investing activities	19,228	(101,700)	(246,424)	(109,019)	(281,495)
Financing activities	(506,511)	(6,327)	(298,460)	(247,240)	(64,230)
Effects of exchange rate changes on cash and cash equivalents	(8,010)	871	(8,603)	697	2,162
Capital Expenditures	(250,626)	(180,024)	(428,478)	(537,608)	(381,710)
Balance Sheet Data (at period end):
Cash and cash equivalents, restricted cash, marketable securities and Title XI and construction reserve funds	$853,973	$857,807	$655,803	$1,001,721	$925,725
Total assets	3,760,389	3,723,619	3,459,654	3,566,445	3,251,117
Long-term debt and capital lease obligations	702,920	755,328	903,374	904,595	920,754
Total SEACOR Holdings Inc. stockholders’ equity	1,787,237	1,957,262	1,630,150	1,641,940	1,582,028

(1)	Commodity Trading and Logistics commenced operations in March 2007.

(2)	Other primarily includes the operations of Harbor and Offshore Towing Services.

(3)	Other income principally includes gains and losses from debt extinguishment, marketable security, derivative and foreign currency transactions.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2010, and its financial condition as of December 31, 2010. Except for the historical information contained herein, this Annual Report on Form 10-K and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company has tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are those discussed in “Risks, Uncertainties and Other Factors That May Affect Future Results” in Item 1A of this Annual Report on Form 10-K. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

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

Aviation Services operates and leases helicopters that provide transportation services supporting offshore oil and gas activities primarily in the United States, air medical services to hospitals in the United States, and international leasing activities.

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

Other primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures, primarily providing industrial air services, and lending and leasing activities.

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

In recent years, the Company has sought to create balance in its businesses and broaden its asset base by investing outside the oil and gas industry in barges, ships and tugs, and by looking for opportunities to engage in logistics support for movement of agricultural and energy commodities.

The Company is exploring opportunities to extend its industrial aviation activities through investments in sales, marketing and distribution of aircraft and specialized parts and services, maintenance and repair facilities and fixed base operations. In addition, the Company continues to look to expand in the Chinese and Indian markets.

The Company believes that demand for its barges, tankers and tugs is, in part, linked to different factors than those that drive demand for offshore oil and gas exploration and development. In addition, for barges and tankers, contracts can sometimes be secured with longer terms than those typically available for offshore marine and helicopter services. The expectation is that over time this strategy of diversification will provide better returns on capital than could be achieved by restricting investment to one specific, highly cyclical, asset class such as vessels supporting offshore oil and gas activity. The Company believes this strategy will afford more opportunities to use capital efficiently, create greater stability of earnings and allow improved margins due to operational synergies that in turn, should yield a lower cost of capital, more sustainable cash flows and increased profitability.

Deepwater Horizon Oil Spill Response

The Company’s operating results for the year ended December 31, 2010 were significantly impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). At the height of the Oil Spill Response, four of the Company’s business segments were actively providing support. Environmental Services provided (i) equipment and people to support clean-up activities on-shore, (ii) professional assistance, consulting services and software systems in support of incident management activities at various strategic locations, and (iii) assistance in the provision of manpower for clean-up operations throughout the region. Offshore Marine Services provided (i) vessels for a variety of functions including vessel decontamination, skimming, lightering, offshore traffic control and accommodation, and (ii) technical and video equipment on vessels engaged in the response to allow for instant tracking of assets and surveillance of operations. Aviation Services provided (i) helicopters for air support to U.S. Coast Guard observers undertaking oil spotting and assessment missions, (ii) transportation for various other officials requiring overflights to assess the response and recovery efforts, and (iii) a flight tracking system to monitor the movement of all marine and aviation assets involved in the response. Harbor and Offshore Towing Services provided tugs engaged in the decontamination of vessels transiting the region. Oil Spill Response activity has significantly diminished since December 31, 2010. The Company’s remaining involvement consists of limited professional services provided by Environmental Services.

As an active party to the Oil Spill Response, the Company has been named in individual and class action litigations involving environmental damage, business and personal injury claims that may result in financial exposure. In reaction to the Deepwater Horizon/BP Macondo well incident, the U.S. Department of the Interior issued an order on May 28, 2010 imposing a six month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued on June 22, 2010 blocking enforcement of the moratorium; however, the U.S. Department of Interior issued a new moratorium on July 12, 2010 which was lifted on October 12, 2010. The U.S. Department of Interior has also implemented additional safety and certification requirements for drilling activities, imposed additional requirements for the approval of development and production activities, and delayed the approval of applications to drill in both deepwater and shallow-water areas. The Company’s results, in particular those of its Offshore Marine Services and Aviation Services segments, could be adversely impacted as a consequence of reduced drilling activities in the U.S. Gulf of Mexico. For additional information, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” included in Part I of this Annual Report on Form 10-K.

Consolidated Results of Operations

Consolidated financial data for segment and geographic areas is reported in Part IV “Note 15. Major Customers and Segment Information” of this Annual Report on Form 10-K.

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

In late 2008, offshore activity began to decline following a sharp reduction in oil and gas prices. The decline continued throughout 2009 into 2010 and the market was further weakened by overcapacity, particularly internationally, following ongoing deliveries of newly built vessels. This situation is likely to continue into 2011, although the rate of new deliveries should begin to slow down during the second half of the year. The dynamics of the U.S. Gulf of Mexico market were significantly impacted by the sinking of the Deepwater Horizon in April 2010. The subsequent Oil Spill Response created an immediate demand for most vessel types from May until October 2010. At its peak, the Company had 22 vessels deployed on the response. Beyond this short term increase in activity, the U.S. Government imposed moratorium on certain drilling activities has caused a significant decline in demand for all vessel types. Although the moratorium has now been lifted, the revised requirements of the deepwater drilling permit process has created a stagnant environment. This situation is expected to continue in the immediate term. The Company responded to the weak market conditions by cold-stacking a number of vessels in the U.S. Gulf of Mexico. As of December 31, 2010, the Company had 13 vessels cold-stacked in the U.S. Gulf of Mexico. The term ‘cold-stacked’ means unmanned and not working. The Company continues to monitor market conditions and will cold-stack additional vessels, or place vessels back into service, as it deems appropriate. The continued flow of newly built vessels into the international market has created a situation of oversupply in the North Sea, Asia, Middle East and West Africa regions. This situation is expected to continue throughout 2011.

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

Over the last several years, Offshore Marine Services has disposed of its old generation equipment while taking delivery of new vessels specifically designed to meet the changing requirements of the market. Since December 31, 2005, the average age of the fleet, excluding standby safety vessels, has been reduced from 15.5 years to 11.5 years. Offshore Marine Services enters 2011 with a limited order book for new equipment and believes its diverse fleet and broad geographical distribution of vessels will assist in weathering the effects of the industry downturn. The Company’s strong financial position should enable Offshore Marine Services to capitalize on opportunities as they develop for purchasing, mobilizing or upgrading vessels to meet changing market conditions. As of December 31, 2010, Offshore Marine Services had three vessels (one Anchor Handling Tug Supply and two Fast Support) under construction in the U.S. Gulf of Mexico.

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

The aggregate cost of Offshore Marine Services’ operations depends primarily on the size and asset mix of the fleet. Offshore Marine Services’ operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and main engine overhauls which are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing vessels from lessors under bareboat charter arrangements and leasing equipment employed on vessels);

•

brokered vessel activity (the cost of chartering-in third party vessels under time charter arrangements to fulfill a customer requirement that cannot be filled by a Company owned or managed vessel); and

•	other (communication costs, expenses incurred in mobilizing vessels between geographic regions, third party shipmanagement fees, freight expenses, customs and importation duties, and other).

The Company expenses drydocking, engine overhauls and vessel mobilization costs as incurred. If a disproportionate number of drydockings, overhauls or mobilizations are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.

Results of Operations

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States, primarily U.S Gulf of Mexico	242,874	47	207,455	37	336,639	48
Africa, primarily West Africa	78,363	15	109,428	19	123,088	17
Middle East	51,408	10	78,205	14	82,621	12
Mexico, Central and South America	49,694	10	68,244	12	57,794	8
United Kingdom, primarily North Sea	66,861	13	66,956	12	74,169	10
Asia	26,656	5	32,003	6	34,417	5

	515,856	100	562,291	100	708,728	100	(8)	(21)

Costs and Expenses:
Operating:
Personnel	152,660	30	147,717	26	179,783	26
Repairs and maintenance	48,351	9	54,016	10	64,406	9
Drydocking	20,318	4	13,615	2	30,537	4
Insurance and loss reserves	14,587	3	15,761	3	18,428	3
Fuel, lubes and supplies	22,599	4	23,282	4	29,390	4
Leased-in equipment	15,451	3	12,363	2	15,966	2
Brokered vessel activity	12,218	2	26,503	5	21,913	3
Other	23,403	5	16,378	3	29,679	4

	309,587	60	309,635	55	390,102	55
Administrative and general	50,795	10	47,031	8	58,422	8
Depreciation and amortization	51,760	10	54,869	10	55,634	8

	412,142	80	411,535	73	504,158	71

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Gains on Asset Dispositions and Impairments, net	29,474	6	22,490	4	69,206	10

Operating Income	133,188	26	173,246	31	273,776	39	(23)	(37)

Other Income (Expense):
Derivative losses, net	—	—	(175)	—	—	—
Foreign currency gains (losses), net	1,622	—	2,451	—	(422)	—
Other, net	1	—	182	—	(12)	—
Equity in Earnings of 50% or Less Owned Companies	9,306	2	9,867	2	11,068	2

Segment Profit	144,117	28	185,571	33	284,410	41	(22)	(35)

Operating Revenues by Type. The table below sets forth, for the years indicated, operating revenues earned by type.

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	223,363	43	199,581	35	328,538	47	12	(39)
Africa, primarily West Africa	63,273	12	93,471	17	115,856	16	(32)	(19)
Middle East	40,353	8	54,447	10	57,916	8	(26)	(6)
Mexico, Central and South America	41,904	8	49,724	9	47,323	7	(16)	5
United Kingdom, primarily North Sea	66,784	13	66,683	12	73,326	10	—	(9)
Asia	19,461	4	31,112	5	27,269	4	(37)	14

Total time charter	455,138	88	495,018	88	650,228	92	(8)	(24)
Bareboat charter	6,966	2	7,829	1	9,422	1	(11)	(17)
Brokered vessel activity	16,207	3	30,753	6	25,238	4	(47)	22
Other marine services	37,545	7	28,691	5	23,840	3	31	20

	515,856	100	562,291	100	708,728	100

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

	2010	2009	2008	Q4 2010	Q4 2009
Rates Per Day Worked:
Anchor handling towing supply	$36,375	$37,904	$40,691	$27,689	$34,293
Crew	6,580	7,366	6,934	6,541	6,881
Mini-supply	8,527	6,422	6,714	6,276	7,452
Standby safety	8,394	8,457	9,697	8,806	8,733
Supply	14,567	15,271	16,647	14,087	14,748
Towing supply	11,092	12,002	10,804	10,904	12,300
Specialty	6,987	13,185	11,801	6,269	9,861
Overall Average Rates Per Day Worked	12,499	12,223	12,396	10,646	12,093
Utilization:
Anchor handling towing supply	72%	63%	80%	53%	58%
Crew	72%	67%	81%	67%	59%
Mini-supply	65%	60%	72%	51%	48%
Standby safety	89%	90%	90%	89%	91%
Supply	77%	77%	88%	65%	80%
Towing supply	75%	90%	89%	68%	87%
Specialty	75%	87%	92%	86%	75%
Overall Fleet Utilization	75%	73%	83%	69%	68%
Available Days:
Anchor handling towing supply	6,755	6,474	6,252	1,641	1,748
Crew	17,897	23,391	25,774	4,327	5,499
Mini-supply	3,933	4,755	7,027	930	1,012
Standby Safety	8,982	8,760	8,449	2,300	2,208
Supply	6,926	7,202	8,049	1,739	1,748
Towing supply	2,612	3,346	4,795	552	828
Specialty	1,273	1,588	2,881	306	368

Overall Fleet Available Days	48,378	55,516	63,227	11,795	13,411

2010 compared with 2009

Operating Revenues. Time charter revenues were $39.9 million lower. Overall fleet utilization was 75% compared with 73%. The number of days available for charter was 48,378 compared with 55,516, a reduction of 7,138 days or 13%, due to net fleet dispositions and termination of leases, which resulted in returning to lessors seven and eleven vessels operating in the U.S. Gulf of Mexico in 2010 and 2009, respectively. Overall average day rates were $12,499 per day compared with $12,223 per day, an increase of $276 per day or 2%. Net fleet dispositions reduced time charter revenues by $37.3 million while changes in utilization, average day rates, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to reduce time charter revenues by $1.8 million. In overall terms, the impact of unfavorable changes in currency exchange rates decreased time charter revenues by $0.8 million.

In the U.S. Gulf of Mexico, time charter revenues were $23.8 million higher primarily as a result of demand for vessels in support of the Oil Spill Response. During 2010, Offshore Marine Services had as many as 22 vessels supporting the Oil Spill Response, although as of December 31, 2010, all vessels had been released. Charters in support of the Oil Spill Response contributed $90.3 million of time charter revenues in 2010. In overall terms, time charter revenues increased by $19.0 million due to improved fleet utilization and higher average day rates, decreased by $12.0 million due to net fleet dispositions and the impact of vessels mobilizing between geographic regions, and increased $16.8 million due to changes in fleet mix. As of December 31, 2010, the Company had 13 vessels cold-stacked in this region compared with 19 as of December 31, 2009.

In Africa, time charter revenues were $30.2 million lower. Net fleet dispositions, vessels that mobilized to other geographic regions and changes in fleet mix combined to reduced time charter revenues by $15.9 million. Lower average day rates and more off-hire time due to softer market conditions reduced time charter revenues by $14.3 million.

In the Middle East, time charter revenues were $14.1 million lower, of which $3.5 million was due to net fleet dispositions, $3.9 million was due to out-of-service time for one vessel undergoing conversion to a safety standby configuration, and $8.9 million was due to lower average day rates and more off-hire time attributable to softer market conditions. Vessels that mobilized into the region and changes in fleet mix contributed time charter revenues of $2.2 million.

In Mexico, Central and South America, time charter revenues were $7.8 million lower. Net fleet dispositions reduced time charter revenues by $9.8 million while vessels that mobilized into the region and changes in fleet mix contributed time charter revenues of $3.1 million. More off-hire time attributable to softer market conditions, partially offset by increases in average day rates, reduced time charter revenues by $1.1 million.

In the United Kingdom, time charter revenues were $0.1 million higher. The commencement of a new charter for a vessel mobilized into the region contributed additional time charter revenues of $1.7 million. Additional off-hire time, primarily due to increased drydocking activity, lower average day rates, and a weakening in the pound sterling against the U.S. dollar reduced time charter revenues by $1.6 million.

In Asia, time charter revenues were $11.7 million lower, of which $9.8 million was attributable to fleet dispositions. Reduced fleet utilization and lower average day rates combined to reduce time charter revenues by $2.4 million. Vessels that mobilized into the region contributed time charter revenues of $0.5 million.

Revenues from brokered vessel activity were $14.5 million lower primarily due to reduced activity in the Middle East. Other marine services revenues were $8.9 million higher primarily due to services provided in connection with the Oil Spill Response.

Costs and Expenses. Operating expenses were $17.3 million lower due to net fleet dispositions and $14.3 million lower due to reduced brokered vessel activity in the Middle East. These reductions in operating expenses were primarily offset by higher personnel costs, higher drydocking expense, and other costs associated with the Oil Spill Response. Personnel costs in 2010 included a $7.8 million expense for the Company’s share of a funding deficit of the United Kingdom Merchant Navy Officers’ Pension Fund and a $3.3 million expense for the settlement of litigation. Repair and maintenance expenses were $5.7 million lower primarily due to net fleet dispositions and lower expenses related to the Company’s Anchor Handling Towing Supply vessels operating in the U.S. Gulf of Mexico. Drydocking expense was $6.7 million higher due to increased activity, particularly in the North Sea. Other operating expenses were $7.0 million higher primarily due to services provided in connection with the Oil Spill Response.

Gains on Asset Dispositions and Impairments, Net. Gains on asset dispositions were $7.0 million higher in 2010 compared with 2009. Gains in 2010 included the sale of eight offshore support vessels.

2009 compared with 2008

Operating Revenues. Time charter revenues were $155.2 million lower. Overall fleet utilization was 73% compared with 83%. The number of days available for charter in 2009 was 55,516 compared with 63,227, a reduction of 7,711 days or 12%, due to net fleet dispositions, including the return of eleven vessels operating in the U.S. Gulf of Mexico to leasing companies in 2009. Overall average day rates were $12,223 per day compared with $12,396 per day, a decrease of $173 per day or 1%. Net fleet dispositions, changes in utilization, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to reduce time charter revenue by $113.8 million. In overall terms, lower average day rates and unfavorable changes in currency exchange rates reduced time charter revenues by $41.4 million.

In the U.S. Gulf of Mexico, time charter revenues were $129.0 million lower primarily due to reduced fleet utilization, net fleet dispositions and lower average day rates. In overall terms, time charter revenues decreased by $19.0 million due to lower average day rates, $89.0 million due to reduced fleet utilization, and $21.0 million due to net fleet dispositions, the impact of vessels mobilizing between geographic regions, and other changes in fleet mix. As of December 31, 2009, 19 of the Company’s vessels were cold-stacked in this region.

In Africa, time charter revenues were $22.4 million lower, of which $6.9 million was attributable to net fleet dispositions and $10.2 million was due to vessels mobilizing to other geographic regions. The remaining difference of $5.3 million was primarily due to reduced fleet utilization.

In the Middle East, time charter revenues were $3.5 million lower. Net fleet dispositions reduced time charter revenues by $9.2 million. Vessels that mobilized into the region contributed time charter revenues of $7.9 million. The remaining decrease of $2.2 million was due to reduced fleet utilization.

In Mexico, Central and South America, time charter revenues were $2.4 million higher, of which $1.7 million was due to the combined effect of improvements in fleet utilization and average day rates and $1.3 million was due to a change in contract status for two vessels from bareboat charter to time charter. Time charter revenues decreased by $0.6 million due to net fleet dispositions and the impact of vessels mobilizing to other geographic regions.

In the United Kingdom, time charter revenues were $6.6 million lower, of which $11.8 million was due to a weakening of the pound sterling against the U.S. dollar. The acquisition of one vessel during 2009 and improvements in average day rates contributed additional time charter revenues of $2.8 million and $2.4 million, respectively.

In Asia, time charter revenues were $3.8 million higher primarily due to vessels mobilizing into the region, partially offset by net fleet dispositions.

Revenues from brokered vessel activity were $5.5 million higher primarily due to increased activity in West Africa. Bareboat charter revenues were $1.6 million lower primarily due to the sale during 2009 of vessels which had been operating on bareboat charters. Other marine services were $4.9 million higher, primarily due to a $3.0 million increase in third party shipmanagement fees.

Costs and Expenses. Operating expenses decreased by $80.5 million primarily due to net fleet dispositions, the cold-stacking of vessels in the U.S. Gulf of Mexico, and reduced drydocking, repair and maintenance expense. General and administrative expenses were $11.4 million lower primarily due to restructuring of the international group in late 2008.

Gains on Asset Dispositions and Impairments, Net. Gains on asset dispositions were $46.7 million lower in 2009 compared with 2008. Gains in 2009 included the sale of 19 offshore support vessels.

Aviation Services

A significant portion of Aviation Services’ operations involves transportation services provided to offshore oil and gas customers and leasing aircraft to third parties. As discussed in the Offshore Marine Services segment, the offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas that tends to fluctuate depending on many factors, including global economic activity and levels of inventory. Alaska and the U.S. Gulf of Mexico represent Aviation Services’ major oil and gas markets.

During 2010, the market for Aviation Services’ assets in the United States was disrupted by the sinking of the Deepwater Horizon. In the short term, Aviation Services benefited by providing helicopters and software systems to support the Oil Spill Response efforts. At the same time however, the moratorium on certain offshore drilling projects caused a decrease in demand for helicopters supporting oil and gas activities. While the moratorium has now been lifted, the process of issuing permits to drill has slowed down and continues to have a negative impact on demand. Aviation Services does not expect the slowdown will have a significant impact on its future results as its activities are more dependent on longer-term production, maintenance and inspection work than short-term exploration and development projects. Exploration and development activities generally require medium size and heavy aircraft, which typically earn higher margins. Production related activities are less sensitive to variations in commodity prices and accordingly provide a more stable demand for services. Aviation Services has concentrated its production support in deepwater areas and with pipeline companies. It performs very little shallow water production support.

In recent years, Aviation Services’ offshore oil and gas customers have been seeking modern aircraft that offer enhanced safety features and greater performance. Some customers have also been moving from small single engine aircraft to small twin engine aircraft due to the additional safety afforded from two engines when flying extended range missions in deepwater areas.

Demand for leased aircraft is influenced by the overall demand for aircraft and the availability of financing to potential customers. The recent difficulties in the credit market have increased demand for Aviation Services’ leased assets.

Aviation Services, through one of its joint ventures, offer training services to third parties using a mix of classroom instruction, flight training devices and aircraft. The demand for these services has increased in line with customers efforts to improve safety.

The aggregate cost of Aviation Services’ operations depends primarily on the size and asset mix of the fleet. Aviation Services’ operating costs and expenses are grouped into the following categories:

•	personnel (wages, benefits, payroll taxes, savings plans, training, crew subsistence and travel for aviation personnel);

•	repairs and maintenance (primarily routine activities as well as aircraft refurbishments and engine and major component overhauls that are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel;

•	leased-in equipment (includes the cost of leasing helicopters and equipment); and

•	other (primarily base expenses, property, sales and use taxes, communication costs, freight expenses, and other).

Certain third party vendors maintain the engines and certain components on some aircraft under programs that require Aviation Services to pay ratably for the service based on actual flight hours flown. The costs are normally billed on a monthly basis and expensed as incurred. In the event that Aviation Services places an aircraft in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown to date with such charge being amortized over the contract period. If an aircraft is sold before the scheduled maintenance work is carried out, Aviation Services may be able to recover part of its expenditure.

The Company expenses all maintenance and repair costs as incurred. Should Aviation Services exit from third party vendor maintenance programs or a disproportionate number of refurbishments or overhauls are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.

Results of Operations

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	178,656	76	201,344	85	223,193	90
Foreign	56,710	24	34,323	15	25,434	10

	235,366	100	235,667	100	248,627	100	—	(5)

Costs and Expenses:
Operating:
Personnel	58,786	25	63,176	27	71,980	29
Repairs and maintenance	43,941	19	40,511	18	42,033	17
Insurance and loss reserves	9,114	4	9,867	4	9,071	4
Fuel	17,454	7	19,234	8	37,761	15
Leased-in equipment	1,910	1	2,525	1	2,749	1
Other	16,028	7	12,642	5	17,896	7

	147,233	63	147,955	63	181,490	73
Administrative and general	25,798	11	21,396	9	20,130	8
Depreciation and amortization	43,351	18	37,358	16	36,411	15

	216,382	92	206,709	88	238,031	96

Gains on Asset Dispositions and Impairments, net	764	—	316	—	4,883	2

Operating Income	19,748	8	29,274	12	15,479	6	(33)	89

Other Income (Expense):
Derivative gains (losses), net	(118)	—	266	—	274	—
Foreign currency gains (losses), net	(1,511)	—	1,439	1	271	—
Other, net	50	—	—	—	38	—
Equity in Losses of 50% or Less Owned Companies	(137)	—	(487)	—	(461)	—

Segment Profit	18,032	8	30,492	13	15,601	6	(41)	95

Operating Revenues by Service Line. The following tables set forth, for the years indicated, the amount of operating revenues by service line.

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas activities	112,458	48	121,335	51	134,665	53	(7)	(10)
Alaska, primarily from oil and gas activities	28,188	12	25,183	11	19,716	8	12	28
Leasing	57,538	24	35,441	15	26,892	11	62	32
Air Medical Services	22,208	9	37,244	16	40,229	16	(40)	(7)
Flightseeing	6,437	3	6,957	3	8,755	4	(7)	(21)
FBO	8,912	4	10,729	5	19,568	8	(17)	(45)
Intersegment Eliminations	(375)	—	(1,222)	(1)	(1,198)	—	69	(2)

	235,366	100	235,667	100	248,627	100

Selected Operating Data. The following tables set forth, for the years indicated, flight hours flown by service line.

	2010		2009		2008		Percent Change
	Hours	%	Hours	%	Hours	%	’10/’09	’09/’08
U.S. Gulf of Mexico, primarily from oil and gas activities	34,574	55	39,291	60	44,851	60	(12)	(12)
Alaska, primarily from oil and gas activities	4,585	7	4,687	7	4,853	7	(2)	(3)
Leasing	12,467	20	6,825	10	4,602	6	83	48
Air Medical Services	8,257	13	11,849	18	15,551	21	(30)	(24)
Flightseeing	2,778	5	3,103	5	4,345	6	(10)	(29)

	62,661	100	65,755	100	74,202	100	(5)	(11)

2010 compared with 2009

Operating Revenues. Operating revenues in the U.S. Gulf of Mexico were $8.9 million lower primarily due to a reduction in the number of aircraft operating in the region and lower flight hours supporting oil and gas activities following the Deepwater Horizon incident. These reductions were partially offset by revenues generated by equipment contracted to the U.S. Coast Guard in support of the Oil Spill Response. Operating revenues from leasing activities increased by $22.1 million as additional aircraft were placed on international leases, primarily in Brazil. As of December 31, 2010, 39 aircraft were dedicated to the leasing market compared with 35 as of December 31, 2009. Operating revenues from Air Medical Services decreased by $15.0 million due to the non-renewal of several contracts upon their conclusion.

Costs and Expenses. Personnel costs were $4.4 million lower primarily due to a reduction in workforce in Air Medical Services in line with reduced activity and lower crew subsistence costs in the U.S. Gulf of Mexico. These decreases were partially offset by higher wage and benefit costs in Alaska in support of additional helicopters on contract. Repair and maintenance costs were $3.4 million higher as additional aircraft were placed in third party vendor maintenance support programs, partially offset by a reduction in maintenance spending in Air Medical Services as a result of fewer contracts. Fuel expense decreased $1.8 million primarily due to a reduction in FBO fuel sales. Other operating expenses were lower in 2009 due to the receipt of insurance reimbursements in 2009 for expenses incurred following Hurricanes Gustav and Ike in 2008. General and administrative expenses were $4.4 million higher primarily due to higher wage and benefit costs and the 2009 reversal of a $1.5 million provision for doubtful accounts following its collection. Depreciation and amortization expense was $6.0 million higher due to the continued modernization of the fleet through the addition of new and higher cost equipment.

2009 compared with 2008

Operating Revenues. Operating revenues were $13.3 million lower in the U.S. Gulf of Mexico primarily due to a slowdown in offshore oil and gas activity and a reduction in hurricane related activity. Operating revenues in Alaska increased by $5.5 million due to additional contract revenues generated from oil and gas support activities. Operating revenues from leasing activities increased by $8.5 million, primarily in international regions. As of December 31, 2009, 35 aircraft were dedicated to the leasing market compared with 24 as of December 31, 2008. Operating revenues from Air Medical Services decreased by $3.0 million, primarily due to contract terminations. Operating revenues from FBO decreased by $8.8 million primarily due to lower fuel prices charged and a reduction in activity.

Costs and Expenses. Personnel costs were $8.8 million lower primarily due to a reduction in workforce in both the U.S. Gulf of Mexico and Air Medical Services in line with the slow down in activity as discussed above. These reductions were partially offset by increased personnel costs in Alaska in support of additional contracts for oil and gas activity. Repair and maintenance costs were $1.5 million lower primarily due to the timing of repairs. Fuel expense decreased $18.5 million primarily due to the reduction in flight hours in the U.S. Gulf of Mexico and lower activity levels at the FBO following the loss of a significant customer. Other operating expenses were lower in 2009 due to the receipt of insurance reimbursements in 2009 for expenses incurred following Hurricanes Gustav and Ike in 2008.

Inland River Services

Historically, activity levels for grain exports and non-grain imports are the key drivers in determining freight rates. During 2010, grain exports were marginally higher than in 2009. Early in 2010, export demand for corn was weak due to cheaper feed grain availability elsewhere. This decrease in exports coupled with an oversupply of barges led to equipment being idled in the early spring. The market improved in the early summer as Asian demand for corn supported freight values and continued as drought conditions in Russia in late July further influenced demand. Market conditions during parts of 2010 resulted in more dry cargo barges earning demurrage. Imports were essentially flat, continuing at or near 2009 levels, in line with the ongoing economic recession in the United States with low levels of demand for construction related materials and other industrial cargos.

Weather conditions presented persistent challenges to the industry during 2010. At the start of the year, ice, fog and high water limited operations and caused delays on the Illinois and Lower Mississippi rivers. Another wet spring exacerbated the high water conditions and restricted tow sizes throughout much of the spring and early summer. In late summer, warm, dry weather throughout much of the Midwest allowed for ideal towing conditions but as the dry weather continued into the fall, water levels fell and river conditions deteriorated leading to restricted drafts. In December, winter arrived early and ice, low water and cold temperatures further hampered operating conditions.

At the end of 2010, the average age of the Inland River Services’ dry cargo barge fleet was 6 years old, which the Company believes is among the youngest fleets operating on the U.S. Inland River Waterways system. Inland River Services believes that approximately 30% of the dry cargo barge fleet operating on the U.S. Inland River Waterways is over 20 years old. Inland River Services expects the relatively young age of its dry cargo barge fleet to enhance its availability and reliability, reduce downtime for repairs and limit replacement capital expenditures required to maintain its fleet size and revenue generating capacity.

The aggregate cost of Inland River Services’ operations depends primarily on the size and mix of its fleet. Inland River Services’ operating costs and expenses are grouped into the following categories:

•	barge logistics (primarily towing, switching, fleeting and cleaning costs);

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily repairs and maintenance on towboats, which are performed in accordance with planned maintenance programs);

•	insurance and loss reserves (primarily the cost of Hull and Machinery, Protection and Indemnity and Cargo insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing equipment, including bought-in freight and towboats, from lessors under bareboat charter arrangements);

•	other (rail car logistics, property taxes and other).

Results of Operations

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	161,697	100	154,991	100	144,022	100
Foreign	—	—	107	—	—	—

	161,697	100	155,098	100	144,022	100	4	8

Costs and Expenses:
Operating:
Barge logistics	54,134	33	42,714	28	55,695	39
Personnel	13,006	8	13,296	9	7,518	5
Repairs and maintenance	5,261	3	5,089	3	5,699	4
Insurance and loss reserves	3,005	2	2,625	2	1,716	1
Fuel, lubes and supplies	3,565	2	2,193	1	2,642	2
Leased-in equipment	12,254	8	19,038	12	6,442	4
Other	5,953	4	4,489	3	2,707	2

	97,178	60	89,444	58	82,419	57
Administrative and general	10,691	7	8,764	6	7,887	5
Depreciation and amortization	20,721	13	19,357	12	16,582	12

	128,590	80	117,565	76	106,888	74

Gains on Asset Dispositions	31,928	20	4,706	3	10,394	7

Operating Income	65,035	40	42,239	27	47,528	33	54	(11)

Other Income (Expense):
Other, net	2,237	2	—	—	16	—
Equity in Earnings of 50% or Less Owned Companies	3,708	2	3,882	3	388	—

Segment Profit	70,980	44	46,121	30	47,932	33	54	(4)

Operating Revenues by Service Line. The following table presents, for the years indicated, operating revenues by service line.

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
Dry cargo barge pools	89,935	56	84,621	55	85,225	59	6	(1)
Liquid unit tow operation	30,109	19	29,881	19	21,146	15	1	41
Charter-out of dry cargo barges	8,605	5	9,454	6	10,187	7	(9)	(7)
10,000 barrel liquid tank barge operations	10,180	6	7,660	5	10,224	7	33	(25)
Inland river towboat operations and other activities	22,868	14	23,482	15	17,240	12	(3)	36

	161,697	100	155,098	100	144,022	100

Dry Cargo Barge Pools Operating Data. The following table presents, for the years indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

							Percent Change
	2010		2009		2008		’10/’09	’09/’08
	Tons	%	Tons	%	Tons	%	%	%
Tons Moved (in thousands):
Grain	3,121	69	2,645	71	1,977	56	18	34
Non-Grain	1,395	31	1,089	29	1,524	44	28	(29)

	4,516	100	3,734	100	3,501	100	21	7

	Days		Days		Days
Available Barge Days	245,777		231,990		245,997

2010 compared with 2009

Operating Revenues. Operating revenues were $6.6 million higher. Operating revenues from dry cargo barge pool operations were $5.3 million higher primarily due to a larger fleet following the addition of newly constructed barges, the return of barges previously chartered-out, the addition of equipment previously included in a joint venture, and increased demurrage revenues. These increases were partially offset by a reduction in revenues from bought-in-freight activities. Operating revenues for the 10,000 barrel liquid tank barges increased by $2.5 million primarily due to equipment additions.

Costs and Expenses. Operating expenses were $7.7 million higher. Barge logistics expenses were $11.4 million higher primarily due to more activity in the dry cargo barge pool and a 22% increase in fuel prices. The cost of leased-in equipment was $6.8 million lower due to a reduction in bought-in-freight activities.

Gains on Asset Dispositions. Gains on asset dispositions were $27.2 million higher. Gains in 2010 included the sale of 60 dry cargo barges to Inland River Services’ South American joint venture and the recognition of gains previously deferred following the acquisition of a controlling interest in another of its joint ventures.

Other, net. Other, net includes the sale of the Company’s claim against the prime broker for one of its joint ventures that was impaired in 2008.

2009 compared with 2008

Operating Revenues. Operating revenues were $11.1 million higher. Operating revenues from dry cargo pool operations were $0.6 million lower in 2009 primarily due to reductions in grain exports, reduced demand for imported construction materials, decreased movements of other industrial cargos due to the economic recession in the United States and a reduction in available barge days due to the sale of barges to the Company’s South American joint venture. These reductions were partially offset by an increase in revenues from bought-in-freight activities. Operating revenues from the liquid unit tow operation were $8.7 million higher in 2009 primarily due to additional equipment added throughout 2008 and 2009. Operating revenues for towboat operations and other activities were $6.2 million higher primarily due to a full year of activity at the Sauget, Illinois terminal, which opened in May 2008.

Costs and Expeneses. Operating expenses were $7.0 million higher in 2009 compared with 2008. Barge logistics expenses were $13.0 million lower in line with lower activity levels for the dry cargo barge pool. Personnel costs were higher due to operating additional equipment in the liquid unit tow operation and the cost of leased-in equipment was $12.6 million higher primarily due to an increase in bought-in-freight activities.

Gains on Asset Dispositions. Gains on asset dispositions were $5.7 million lower. Gains in 2008 included the sale of 36 barges to Inland River Services’ South American joint venture.

Equity in Earnings of 50% or Less Owned Companies. Equity in earnings in 2008 include losses from the recognition of an impairment charge on prime brokerage exposure.

Marine Transportation Services

Demand for the Company’s tankers is dependent on several factors, including petroleum production and refining activity levels in the United States, domestic consumer and commercial consumption of petroleum products, and chemicals and competition from foreign imports of oil products. During 2007 and 2006, orders placed by industry participants for the construction of new double-hulled vessels qualified for operation in the U.S. coastwise trade created uncertainty as to whether the market would be able to absorb such additional capacity. In response to the uncertainty of both demand and supply factors and in order to secure a portion of the fleet’s future earnings, Marine Transportation Services entered into long-term arrangements to bareboat charter-out four vessels with staggered delivery dates. The first vessel began its charter in March 2007, the second in September 2008, the third in January 2010, and the fourth in October of 2010.

As of December 31, 2010, the Company believes third parties had contracted to build approximately eight U.S.-flag tank vessels that could compete with Marine Transportation Services’ equipment. Six vessels are scheduled to be delivered in 2011, one vessel in 2012, and the remaining vessel in 2013. It is anticipated that retirements of U.S.-flag tank vessels under OPA 90 regulations will be two in 2011, one in 2012 and another three between 2013 and January 1, 2015.

Marine Transportation Services’ operating costs and expenses are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and overhauls which are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies;

•	leased-in equipment (includes the cost of leasing tankers from lessors under bareboat charter arrangements);

•	other (port charges, freight, vessel inspection expenses and other).

Vessel drydockings are regularly performed in accordance with applicable regulations and the Company expenses drydocking costs as incurred. If a disproportionate number of drydockings are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with a prior year or prior quarter.

Results of Operations

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	76,163	100	92,866	100	111,497	98
Foreign	—	—	—	—	2,531	2

	76,163	100	92,866	100	114,028	100	(18)	(19)

Costs and Expenses:
Operating:
Personnel	20,385	27	25,518	28	29,910	26
Repairs and maintenance	2,694	4	4,846	5	6,814	6
Drydocking	5,631	7	4,152	4	5,970	5
Insurance and loss reserves	2,778	4	4,099	4	4,736	4
Fuel, lubes and supplies	3,469	5	6,962	8	17,169	15
Leased-in equipment	1,888	2	—	—	—	—
Other	2,430	3	4,991	5	7,647	7

	39,275	52	50,568	54	72,246	63
Administrative and general	5,002	6	4,122	4	6,302	6
Depreciation and amortization	28,645	38	32,006	35	32,013	28

	72,922	96	86,696	93	110,561	97

Gains (Losses) on Asset Dispositions and Impairments, Net	(18,688)	(24)	—	—	3,629	3

Operating Income (Loss)	(15,447)	(20)	6,170	7	7,096	6	(350)	(13)

Other Income (Expense):
Foreign currency gains (losses), net	22	—	(1)	—	55	—

Segment Profit (Loss)	(15,425)	(20)	6,169	7	7,151	6	(350)	(14)

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned by Marine Transportation Services’ from its charter arrangements.

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
Time charter	43,552	57	52,073	56	67,524	59	(16)	(23)
Bareboat charter	28,968	38	17,520	19	11,285	10	65	55
Contract of affreightment and other	3,643	5	23,273	25	35,219	31	(84)	(34)

	76,163	100	92,866	100	114,028	100

2010 compared with 2009

Operating Revenues. Time charter revenues were $8.5 million lower primarily due to changes in the contract status of two vessels from time charter to long-term bareboat charter, one effective January 21, 2010 and the other effective August 21, 2010. Bareboat charter revenues increased by $11.4 million due to the change in contract status of the two vessels to long-term bareboat charter. Contract of affreightment and other revenues were $19.6 million lower due to fewer vessels operating in the spot market, reduced spot market demand and the lay-up of the Seabulk America in August 2010.

Costs and Expenses. Operating expenses were $11.3 million lower in 2010 consistent with more vessels operating under bareboat charters and fewer vessels operating in the spot market. Drydocking expenses were $1.5 million higher in 2010 as two tankers underwent regulatory drydockings and two others underwent short handover drydockings prior to commencing long-term bareboat charters. Leased-in equipment expenses were higher in 2010 due to the sale-leaseback of two vessels under long-term bareboat charters.

Depreciation and amortization expenses were $3.4 million lower in 2010 due to the sale-leaseback of two vessels and the write down of the Seabulk America, which was reduced to fair value in the third quarter.

Gains (Losses) on Asset Dispositions and Impairments, Net. The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargos in the domestic coastwise trade. As previously reported, the Seabulk America had been scheduled to undergo a regulatory dry-docking during the third quarter of 2010, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid-up the vessel and recognized an impairment charge of $18.7 million reducing the vessel’s carrying value to its fair value of $5.0 million. The Seabulk America contributed operating revenues of $5.2 million from the beginning of the year through its lay-up in August 2010.

2009 compared with 2008

Operating Revenues. Operating revenues were $21.2 million lower primarily due to changes in the contract status of three vessels: one from time charter to long-term bareboat charter commencing in September 2008; a second from spot market to time charter commencing in April 2009; and a third from spot market to time charter commencing in August 2009. The third vessel was also off-hire for 28 days in 2009 while undergoing regulatory drydocking and repairs. Operating revenues for two other vessels decreased due to lower utilization, one of which was temporarily laid-up between August 2009 and the end of the year. Operating revenues were higher for two vessels that underwent regulatory drydockings in 2008.

Costs and Expenses. Operating expenses were $21.7 million lower in 2009 consistent with more vessels operating under bareboat charters and fewer vessels operating in the spot market. Drydocking expenses were $1.8 million lower in 2009 as one tanker underwent a regulatory drydocking compared with two in 2008.

Gains (Losses) on Asset Dispositions and Impairments, Net. The gains in 2008 resulted from the sale and subsequent scrapping of the Seabulk Power and Seabulk Magnachem.

Environmental Services

Environmental Services charges fees for its consulting and industrial and remediation services on both a time and material basis and on a fixed fee bid basis. In both cases the total fees charged are dependent upon the scope of work to be accomplished and the labor and equipment required to carry it out. The margins on time and material services are more predictable and for the most part are larger than for fixed fee work. The margins on equipment-intensive jobs are normally higher than labor-intensive jobs.

Operating results and cash flows can be very dependent on the number of emergency responses in a given fiscal period, the magnitude of each emergency and the profit margin earned. Consequently, emergency response revenues and related income can vary materially between comparable periods. The revenues from any one period are not indicative of a trend or anticipated results in future periods. Environmental Services’ 2010 operating results were significantly impacted by its involvement in the Oil Spill Response.

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

Results of Operations

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	846,931	97	125,111	86	134,574	80
Foreign	27,462	3	20,656	14	33,456	20

	874,393	100	145,767	100	168,030	100	500	(13)

Costs and Expenses:
Operating:
Subcontractors	519,095	59	37,532	26	46,879	28
Personnel	57,280	7	49,184	34	53,302	32
Repairs and maintenance	5,068	1	4,479	3	3,713	2
Insurance and loss reserves	2,580	—	2,821	2	2,250	1
Fuel, lube and supplies	3,606	—	3,446	2	4,643	3
Other	5,659	1	6,299	4	6,539	4

	593,288	68	103,761	71	117,326	70
Administrative and general	31,555	3	25,452	18	27,527	16
Depreciation and amortization	8,396	1	7,150	5	7,053	4

	633,239	72	136,363	94	151,906	90

Gains (Losses) on Asset Dispositions	510	—	(197)	—	124	—

Operating Income	241,664	28	9,207	6	16,248	10	2,525	(43)

Other Income (Expense):
Foreign currency gains (losses), net	(105)	—	9	—	(318)	—
Other, net	1	—	—	—	—	—
Equity in Earnings of 50% or Less Owned Companies	683	—	225	—	616	—

Segment Profit	242,243	28	9,441	6	16,546	10	2,466	(43)

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by Environmental Services’ from its various service lines.

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
Response Services	731,435	84	40,251	28	43,861	26	1,717	(8)
Retainer Services	28,158	3	28,058	19	23,537	14	—	19
Standby Services	11,623	1	6,357	4	5,764	3	83	10
Professional Services	15,874	2	19,333	13	22,474	13	(18)	(14)
Software Services	2,433	—	—	—	—	—	—	—
Project Management	76,061	9	44,412	31	66,353	40	71	(33)
Equipment Sales and Leasing	8,809	1	7,356	5	6,041	4	20	22

	874,393	100	145,767	100	168,030	100

2010 compared with 2009

Operating Revenues. Operating revenues increased by $728.6 million due to increased emergency response and project management revenues related to the Oil Spill Response. Emergency response activities accounted for 84% and 28% of Environmental Services’ operating revenues in 2010 and 2009, respectively.

Costs and Expenses. Operating expenses increased by $489.5 million. Increased subcontractor and personnel costs of $481.6 million and $8.1 million, respectively, were due to additional personnel employed as well as additional resources required from third parties as a result of the Oil Spill Response.

General and administrative expenses were $6.1 million higher in 2010 primarily due to higher wages and compensation expense.

2009 compared with 2008

Operating Revenues. Operating revenues decreased by $22.3 million primarily due to lower project management, emergency response and professional service revenue partially offset by higher retainer service revenue. The decrease in project management services was primarily due to the impact of higher operating revenues contributed from pipeline repair projects in the Republic of Georgia and Turkey and from industrial services activity primarily on the U.S. West Coast in 2008. The decrease in emergency response revenues was primarily due to higher activity in 2008 relating to Hurricane Gustav. Operating revenues from consulting services were lower in 2009 primarily due to a decrease in platform recovery, planning and public assistance recovery services. The increase in retainer services was primarily due higher retainer from ship owners due to greater vessel activity and higher fees. Emergency response activities accounted for 28% and 26% of Environmental Services’ operating revenues in 2009 and 2008, respectively.

Costs and Expenses. Operating expenses decreased by $13.6 million. The decrease was primarily due to higher subcontractor and personnel costs related to pipeline repair projects in the Republic of Georgia and Turkey in 2008.

General and administrative expenses were $2.1 million lower in 2009 primarily due to lower wage and benefit costs.

Commodity Trading and Logistics

The profitability of Commodity Trading and Logistics is affected by the availability and market prices of agricultural and energy commodities and the availability and costs of transportation and logistics services, including truck, barge, rail and ocean freight.

Commodity Trading and Logistics expects that population growth, rising standards of living and rising global demand for renewable fuels will continue to increase global demand for agricultural and energy commodities. However, from time to time, imbalances may exist between capacity and demand for rice, sugar and energy-related products in certain markets, which impacts whether, when and where to purchase, store, transport or sell these commodities.

Results of Operations

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
United States	589,021	79	294,735	62	85,304	41
Foreign	152,875	21	177,840	38	122,960	59

	741,896	100	472,575	100	208,264	100	57	127

Costs and Expenses:
Operating	729,135	98	460,713	97	189,905	91
Administrative and general	11,435	2	12,644	3	8,960	4
Depreciation and amortization	61	—	29	—	—	—

	740,631	100	473,386	100	198,865	95

Operating Income (Loss)	1,265	—	(811)	—	9,399	5	256	(109)

Other Income (Expense):
Derivative gains (losses), net(1)	(4,580)	—	4,028	1	(429)	(1)
Foreign currency gains (losses), net	(531)	—	498	—	70	—
Other, net	787	—	25	—	8	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(604)	—	(95)	—	173	—

Segment Profit (Loss)	(3,663)	—	3,645	1	9,221	4	(200)	(60)

(1)

In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of December 31, 2010 and 2009, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity. The table below sets forth, for the periods indicated, the amount of revenues earned and segment profit by Commodity Trading and Logistics from its respective activities by commodity.

	2010		2009		2008		Percent Change
	Amount	Percent	Amount	Percent	Amount	Percent	’10/’09	’09/’08
	$ ’000%		$ ’000%		$ ’000%		%	%
Operating Revenues:
Energy	585,575	79	273,359	58	85,305	41	114	220
Sugar	103,055	14	77,614	16	—	—	33	—
Rice	53,266	7	121,602	26	122,959	59	(56)	(1)

	741,896	100	472,575	100	208,264	100

Segment Profit (Loss):
Energy	4,400	120	6,047	166	405	4	(27)	1,393
Sugar	937	26	(652)	(18)	173	2	244	(477)
Rice	(9,000)	(246)	(1,750)	(48)	8,643	94	(414)	(120)

	(3,663)	(100)	3,645	100	9,221	100

2010 compared with 2009

Energy. Operating revenues and operating expenses were significantly higher in 2010 reflecting increased activity in renewable fuel and clean blendstock trading, including logistics and transport, and hydrocarbon transportation revenues. Segment profit declined primarily due to lower margins on activities, the recognition of derivative losses on hedging physical inventory positions and start-up costs associated with the Company’s alcohol manufacturing joint venture.

Sugar. Segment results in 2010 improved primarily due to the recognition of a $1.5 million bad debt provision in 2009.

Rice. Segment losses from rice activities in 2010 were primarily due to costs incurred during the winding down of rice trading activities and market write-downs of rice inventories. As previously reported, the Company has decided to reduce its rice activities and has substantially liquidated its rice inventories.

2009 compared with 2008

Segment Profit (Loss). Segment results declined primarily due to the decline in margin on rice sales and higher provisions for doubtful accounts, partially offset by improved results from ethanol activities.

Other Segment Profit

				Percent Change
	2010	2009	2008	’10/’09	’09/’08
	$ ’000	$ ’000	$ ’000%		%
Harbor and Offshore Towing Services	11,835	7,091	9,572	67	(26)
Other Activities	(1,409)	(1,458)	957	3	(252)
Equity in Earnings (Losses) of 50% or Less Owned Companies	223	(811)	285	127	(385)

Segment Profit	10,649	4,822	10,814	121	(55)

Harbor and Offshore Towing Services. Segment profit increased in 2010 compared with 2009 primarily due to activity associated with the Oil Spill Response. These increases were partially offset by higher repair and fuel costs and higher expenses related to insurable incidents. Segment profit decreased in 2009 compared with 2008 primarily due to the conclusion of several long-term outside harbor contracts and lower harbor tug activity as a result of reductions in shipping activities in the ports in which Harbor and Offshore Towing Services operates.

Other, net. Segment loss in 2010 resulted primarily from expenditures for business development.

Corporate and Eliminations

				Percent Change
	2010	2009	2008	’10/’09	’09/’08
	$ ’000	$ ’000	$ ’000%		%
Corporate Expenses	(47,692)	(33,355)	(37,217)	(43)	10
Eliminations	212	306	(279)	(31)	210

Operating Loss	(47,480)	(33,049)	(37,496)	(44)	12

Other Income (Expense):
Derivative gains (losses), net	10,903	6,842	(13,448)	59	151
Foreign currency gains (losses), net	(5,608)	3,555	(7,344)	(258)	148
Other, net	597	91	266	556	(66)

Corporate Expenses. Corporate expenses in 2010 were higher primarily due to higher management bonus accruals, the acceleration of restricted stock awards into 2010 that were scheduled to lapse in 2011, and amounts designated for a foundation that will provide financial support to selected charities and projects in various parts of the Southeastern United States affected by the Deepwater Horizon oil spill.

Derivative gains (losses), net. Derivative gains, net in 2010 were primarily due to gains on U.S. Treasury note, rate lock and bond future and option contracts of $8.5 million, forward currency exchange option and future contracts of $3.9 million and equity options of $2.1 million partially offset by losses on interest rate swaps of $3.5 million. Derivative gains, net in 2009 were primarily due to gains on forward currency exchange option and future contracts of $2.3 million and equity options of $3.1 million. Derivative losses, net in 2008 were primarily due to losses on U.S. treasury note, rate lock and bond future and option contracts of $7.7 million and forward currency exchange, option and future contracts of $15.3 million partially offset by gains on equity options of $9.6 million.

Foreign currency gains (losses), net. Foreign currency losses, net in 2010 were primarily due to a strengthening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable and cash balances. Foreign currency gains, net in 2009 were primarily due to a weakening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable. Foreign currency losses, net in 2008 were primarily due to a strengthening of the U.S. dollar against foreign currencies underlying certain of the Company’s intercompany notes receivable.

Other Income (Expense) not included in Segment Profit

				Percent Change
	2010	2009	2008	’10/’09	’09/’08
	$ ’000	$ ’000	$ ’000%		%
Interest income	8,882	4,466	19,788	99	(77)
Interest expense	(43,950)	(59,043)	(59,816)	26	(1)
Debt extinguishment gains (losses), net	(1,460)	(5,587)	6,265	74	(189)
Marketable security gains (losses), net	(2,159)	24,059	30,105	(109)	(20)

	(38,687)	(36,105)	(3,658)	(7)	(887)

Interest income. Interest income increased in 2010 compared with 2009 primarily due to higher invested cash balances. Interest income decreased in 2009 compared with 2008 primarily due to lower invested cash balances and lower interest rates.

Interest expense. Interest expense decreased in 2010 due to lower outstanding debt and higher capitalized interest.

Debt extinguishment gains, net. During 2010, the Company purchased or redeemed outstanding debt that resulted in net losses on debt extinguishments of $1.5 million. The net losses resulted primarily from the purchase of the Company’s 7.375% Senior Notes. During 2009, the Company purchased or redeemed outstanding debt that resulted in net losses on debt extinguishments of $5.6 million. The net losses resulted primarily from the settlement of the Company’s 2.875% Convertible Debentures, partially offset by gains on the purchase and redemption of the 9.5% Senior Notes. During 2008, the Company settled outstanding debt securities that resulted in net gains on debt extinguishments of $6.3 million, primarily from the purchase of the Company’s 9.5% Senior Notes.

Marketable security gains (losses), net. In 2010, marketable security losses, net were due to losses on short sales of marketable securities of $5.0 million, partially offset by gains on long marketable security positions of $2.8 million. In 2009, marketable security gains, net were due to gains on long marketable security positions of $27.1 million, partially offset by losses on short sales of marketable securities of $3.0 million. In 2008, marketable security gains, net were due to gains on short sales of marketable securities of $51.7 million, partially offset by losses on the Company’s long marketable security positions of $21.6 million.

Income Taxes

The Company’s effective income tax rate in 2010, 2009 and 2008 was 37.7%, 38.4% and 34.8%, respectively.

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

The Company’s unfunded capital commitments as of December 31, 2010 consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge and other equipment. These commitments totaled $254.3 million, of which $169.9 million is payable during 2011 with the balance payable through 2013. Subsequent to December 31, 2010, the Company committed to purchase additional equipment of $10.8 million.

As of December 31, 2010, construction reserve funds of $314.3 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. On February 18, 2010, SEACOR’s Board of Directors increased the repurchase authority up to $250.0 million and, as of December 31, 2010, the remaining authority under the repurchase plan was $113.0 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of December 31, 2010, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility as of December 31, 2010 was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $39.4 million with various expiration dates through 2014.

Summary of Cash Flows

	2010	2009	2008
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities	399,417	297,618	291,624
Investing Activities	19,228	(101,700)	(246,424)
Financing Activities	(506,511)	(6,327)	(298,460)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,010)	871	(8,603)

Net Increase (Decrease) in Cash and Cash Equivalents	(95,876)	190,462	(261,863)

Operating Activities

Cash flows provided by operating activities increased by $101.8 million during 2010 compared with 2009. Cash flows provided by operating activities increased by $6.0 million during 2009 compared with 2008. The components of cash flows provided by (used in) operating activities during the years ended December 31 were as follows:

	2010	2009	2008
	$ ’000	$ ’000	$ ’000
Operating income before depreciation and gains on asset dispositions and impairments, net	526,623	364,244	409,962
Changes in operating assets and liabilities before interest and income taxes	83,867	(23,428)	(18,396)
Purchases of marketable securities	(107,716)	(35,523)	(60,288)
Proceeds from sales of marketable securities	44,992	61,595	24,168
Dividends received from 50% or less owned companies	17,912	15,920	10,634
Interest paid, excluding capitalized interest	(43,445)	(52,155)	(55,143)
Income taxes paid, net of refunds	(125,600)	(40,001)	(24,569)
Other	2,784	6,966	5,256

Total cash flows provided by operating activities	399,417	297,618	291,624

During 2010, operating income before depreciation and gains on asset dispositions and impairments, net increased by $162.4 million compared with 2009 primarily due to the impact of the Oil Spill Response. During 2009, operating income before depreciation and gains on asset dispositions and impairments, net decreased by $45.7 million compared with 2008 primarily due to the results of Offshore Marine Services. See “Consolidated Results of Operations” included above for a discussion of the results for each of the Company’s business segments.

During 2010, changes in operating assets and liabilities before interest and income taxes provided cash flows of $83.9 million primarily due to the positive working capital impact of the Oil Spill Response, the liquidation of rice inventories in Commodity Trading and Logistics and the reduction of working capital in Offshore Marine Services resulting from declines in activity.

During 2010 cash used in operating activities included $102.6 million to purchase marketable security long positions and $5.1 million to cover marketable security short positions. During 2010 cash provided by operating activities included $27.3 million received from the sale of marketable security long positions and $17.7 million received upon entering into marketable security short positions.

During 2009, cash used in operating activities included $31.3 million to purchase marketable security long positions and $4.2 million to cover marketable security short positions. During 2009, cash provided by operating activities included $45.0 million received from the sale of marketable security long positions and $16.6 million received upon entering into marketable security short positions.

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities. During the three months ended December 31, 2008, cash used in operating activities included $23.2 million to purchase marketable security long positions and $37.1 million to cover marketable security short positions. During the three months ended December 31, 2008, cash provided by operating activities included $20.5 million received from the sale of marketable security long positions and $3.7 million received upon entering into marketable security short positions.

Investing Activities

During 2010, net cash provided by investing activities was $19.2 million primarily as follows:

•	Capital expenditures were $250.6 million. Equipment deliveries included one offshore support vessel, 113 inland river dry cargo barges, 17 liquid tank barges, six helicopters and one tractor tug.

•

Proceeds from the disposition of property and equipment were $361.7 million, including $217.3 million in proceeds upon entering into sale-leaseback transactions. The Company sold eight offshore support vessels, two helicopters, one ocean liquid tank barge, 60 dry cargo barges, two tankers and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction.

•	The Company made investments in, and advances to, 50% or less owned companies of $58.6 million.

•

The Company released $21.4 million of restricted cash and $7.0 million of Title XI reserve funds into general purpose funds primarily due to the redemption of all of the outstanding Title XI Bonds on two of the Company’s double-hull product tankers (as noted below).

•	Construction reserve fund account transactions included withdrawals of $56.7 million and deposits of $97.8 million.

•	The Company made net investments in leases of $15.0 million.

•	The Company received returns of investments and advances from 50% or less owned companies of $15.1 million.

During 2009, net cash used in investing activities was $101.7 million primarily as follows:

•	Capital expenditures were $180.0 million. Equipment deliveries included three offshore support vessels, three inland river towboats, eight helicopters and three ocean liquid tank barges.

•

Proceeds from the dispositions of property and equipment were $103.7 million, including $17.7 million received upon the Company entering into sale leaseback transactions. The Company sold 19 offshore support vessels, five inland river dry cargo barges, three inland river towboats, two helicopters, four harbor tugs and other equipment. In addition, two helicopters were scrapped and two helicopters were declared a total loss.

•	The Company made net investments in, and advances to, 50% or less owned companies of $27.5 million.

•	Construction reserve fund account transactions included withdrawals of $70.0 million and deposits of $55.3 million.

During 2008, net cash used in investing activities was $246.4 million primarily as follows:

•

Capital expenditures were $428.5 million. Equipment deliveries included ten offshore support vessels, 19 dry cargo barges, eight liquid tank barges, four towboats, 25 helicopters, three ocean liquid tank barges and four harbor tugs.

•

Proceeds from the dispositions of property and equipment were $171.7 million, including $19.6 million received upon the Company entering into sale leaseback transactions. The Company sold 22 offshore support vessels, two tankers, 41 inland river dry cargo barges, six liquid tank barges, seven helicopters and one harbor tug.

•	The Company made net investments in, and advances to, 50% or less owned companies of $35.4 million.

•	Construction reserve fund account transactions included withdrawals of $215.5 million and deposits of $116.0 million.

•

Effective October 1, 2008, the Company designated its investments in marketable equity and debt securities as trading securities. During the nine months ended September 30, 2008, cash used in investing activities included $155.6 million to purchase marketable security long positions and $57.0 million to cover marketable security short positions. During the nine months ended September 30, 2008, cash provided by investing activities included $106.3 million received from the sale of marketable security long positions and $35.6 million received upon entering into marketable security short positions.

Financing Activities

During 2010, net cash used in financing activities was $506.5 million. During 2010, the Company:

•	paid a $15.00 per share dividend on Common Stock of $319.7 million;

•

redeemed of all of the outstanding bonds on two of its double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million including a make-whole premium;

•	repurchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million;

•	repurchased $16.5 million, in principal amount, of its 7.375% Senior Notes due 2019 for an aggregate purchase price of $17.3 million;

•	made scheduled payments on long-term debt and capital lease obligations of $10.5 million;

•	issued other secured debt in an aggregate principal amount of $38.7 million;

•	incurred net borrowings on inventory financing arrangements of $21.6 million;

•	received $26.2 million from share award programs; and

•	acquired for treasury 1,811,700 shares of its Common Stock for an aggregate purchase price of $137.1 million.

During 2009, net cash used in financing activities was $6.3 million. During 2009, the Company:

•	redeemed $18.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $18.4 million;

•	redeemed $37.0 million, in principal amount, of its 7.2% Senior Notes due 2009 for an aggregate purchase price of $37.4 million;

•	redeemed $20.2 million, in principal amount, of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $20.1 million;

•	redeemed $81.7 million of the remaining principal balance outstanding of its 9.5% Senior Notes due 2013 for $84.3 million;

•	retired at maturity $32.8 million, in principal amount, of its 7.2% Senior Notes;

•	repurchased $3.8 million, in principal amount, of its 2.875% Convertible Debentures due 2024 for $3.7 million;

•	redeemed the remaining balance of its 2.875% Convertible Debentures due 2024 for $32.9 million;

•	repaid $33.5 million under the Company’s revolving credit facility and $29.2 million in other secured debt;

•	made scheduled payments on long-term debt and capital lease obligations of $19.9 million;

•	incurred net borrowings on inventory financing arrangements of $2.2 million;

•	issued $250.0 million in aggregate principal amount of its 7.375% Senior Notes due 2019 for proceeds of $245.9 million;

•	borrowed $58.5 million under its revolving credit facility and issued other secured debt in an aggregate principal amount of $45.2 million for proceeds of $44.9 million;

•	acquired for treasury 572,700 shares of Common Stock for an aggregate purchase price of $43.3 million; and

•

acquired for treasury 33,876 shares of Common Stock for $2.6 million from Mr. Fabrikant as payment for payroll related tax obligations arising from his December 2009 exercise of 52,500 stock options that were due to expire in February 2010. These shares were purchased in accordance with the terms of the Company’s Share Incentive Plans and not pursuant to the repurchase authorizations granted by SEACOR’s Board of Directors.

During 2008, net cash used in financing activities was $298.5 million. During 2008, the Company:

•	redeemed $0.5 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $0.4 million;

•	redeemed $64.7 million, in principal amount, of its 7.2% Senior Notes due 2009 for an aggregate purchase price of $64.7 million;

•	redeemed $36.6 million, in principal amount, of its 9.5% Senior Notes due 2013 for an aggregate purchase price of $33.4 million;

•	made scheduled payments on long-term debt and capital lease obligations and net borrowing activity on inventory financing arrangements of $79.4 million;

•	borrowed $100.0 million under its revolving credit facility and issued other secured debt in an aggregate principal amount of $11.3 million; and

•	acquired for treasury 2,824,717 shares of Common Stock for an aggregate purchase price of $240.1 million.

Short and Long-Term Liquidity Requirements

Current economic conditions have continued to disrupt the credit markets. To date, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. The Company anticipates it will continue to generate positive cash flows from operations and that these cash flows will be adequate to meet the Company’s working capital requirements. In support of the Company’s capital expenditure program and/or other liquidity requirements, the Company may use cash balances, sell securities, utilize construction reserve funds, sell additional vessels or other equipment, enter into sale and leaseback transactions for equipment, borrow under its revolving credit facility, issue debt or a combination thereof.

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

Off-Balance Sheet Arrangements

On occasion, the Company and its partners will guarantee certain obligations on behalf of their joint ventures. As of December 31, 2010, the Company had the following guarantees in place:

•	The Company is a guarantor of 50% of the outstanding debt for one of its domestic offshore marine joint ventures. The amount guaranteed by the Company declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2010, the amount of the Company’s guarantee was $13.6 million.

•

The Company is a party to two international offshore marine joint ventures which obtained bank debt to finance the acquisition of offshore support vessels from the Company. The debt is secured by, among other things, a first preferred mortgage on the vessels. The bank also has the authority to require the parties to the joint ventures to fund the uncalled capital commitments, as defined in the joint ventures’ partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.5 million, in the aggregate, as of December 31, 2010. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2010, the Company’s contingent guarantee of the joint venture’s outstanding charter receivables was $1.6 million.

•

The Company guaranteed up to $0.9 million with respect to amounts owing pursuant to a vessel charter agreement between one of the Company’s domestic offshore marine joint ventures and the owner of the chartered vessel. The amount of the Company’s guarantee declines over the life of the charter and terminates in 2011.

•	The Company guaranteed up to $0.4 million as security for the performance of a contract between an Environmental Services’ joint venture and a customer in Turkey.

•

The Company is guarantor of 50% of the outstanding debt for a joint venture that owns two offshore high speed catamaran crew boats. The amount of the guarantees decline as principal payments are made and will terminate when the debt is schedule to be repaid. The debt matures in 2015. As of December 31, 2010, the amount of the Company’s guarantee was $10.5 million.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2010 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Contractual Obligations:
Long-term Debt and Capital Lease Obligations(1)	976,333	57,147	417,694	94,277	407,215
Capital Purchase Obligations(2)	254,297	169,901	84,396	—	—
Operating Leases(3)	295,116	46,676	65,779	47,227	135,434
Purchase Obligations(4)	248,933	248,933	—	—	—
Other(5)	4,650	2,464	499	1,121	566

	1,779,329	525,121	568,368	142,625	543,215

Other Commercial Commitments:
Joint Venture Guarantees(6)	29,537	2,775	6,187	19,575	1,000
Letters of Credit	40,897	14,579	1,668	24,650	—

	70,434	17,354	7,855	44,225	1,000

	1,849,763	542,475	576,223	186,850	544,215

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

(2)

Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2010 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels, helicopters, barges and other property that have a remaining term in excess of one year.

(4)

Purchase obligations primarily include future commodity purchase commitments for Commodity Trading and Logistics as of December 31, 2010. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements, refundable deposits and statutorily defined severance obligations.

(6)	See “Off-Balance Sheet Arrangements” above.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.

Contingencies

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. One of the three plaintiffs in the District Court litigation urged the USCG to reach a contrary result with respect to the segregated ballast work, and it is possible that the plaintiff will ask the District Court to set aside this aspect of the USCG’s decision as well. The loss of coastwise eligibility for its two retrofitted tankers could lead to impairment concerns and could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $46.0 million as of December 31, 2010 and such tankers contributed operating revenues of $19.8 million during the year ended December 31, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Based on an actuarial valuation of the MNOPF in 2009, the Company was invoiced and expensed $7.8 million in 2010, representing the Company’s allocated share of an additional funding deficit of $636.9 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. On September 14, 2010, the District Court entered an order dismissing the complaint. On November 30, 2010, the District Court granted the plaintiffs motion for reconsideration and amendment (the “Motions”), and ordered limited discovery strictly in regard to the allegations set forth on the plaintiff’s amended complaint. The limited discovery was completed and the defendants have filed a motion for summary judgment, which is pending. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from or limitation of liability in relation to any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court has set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc. (“O’Brien’s), a subsidiary of SEACOR. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, the Company has also sought indemnity from the responsible party pursuant to certain contractual arrangements for the claims asserted against NRC in the MDL.

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

During the year ended December 31, 2010, the Company received notice from the Internal Revenue Service of $12.6 million in proposed penalties regarding Marine Transportation Services’ informational excise tax filings for prior years. The Company intends to vigorously defend its position that the proposed penalties are erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations.

Related Party Transactions

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant’s two children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2010, 2009 and 2008, Mr. Fabrikant and his affiliates earned $1.1 million, $1.0 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2010, 2009 and 2008, the Company owed Mr. Fabrikant and his affiliates $0.5 million, $0.4 million and $0.7 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

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

Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2010, 2009 or 2008.

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

The Company’s Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment, insurance and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. The Company’s air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure, similar to oil and gas, or a fee per completed flight. Fixed monthly revenues are recognized ratable over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. The Company operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or insurance company. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage recognized as the services are performed.

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

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels and under contracts of affreightment. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

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

Trade Receivables. Customers of Offshore Marine Services, Aviation Services and Marine Transportation Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Oil spill, emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Customers of Commodity Trading and Logistics include major agricultural and industrial companies, major and independent oil and gas production companies, foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.

Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, and ethanol and rice in the Company’s Commodity Trading and Logistics segment. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

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

As of December 31, 2010, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels	20
Helicopters	12
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers(1)	25
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

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

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized. Certain third party vendors maintain helicopter components and engines on some of the Company’s helicopters under programs that require the Company to pay ratably for the service based on flight hours flown. These costs are normally billed monthly and expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown to date with such charge being amortized over the contract period. If a helicopter is sold before the scheduled maintenance work is carried out, the Company may be able to recover part of the expenditure incurred up to that point. The impact of the entry into and exit from these programs could have a significant impact on the Company’s repair and maintenance costs.

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

The Company has foreign currency exchange risks primarily related to its vessel operations that are conducted from ports located in the United Kingdom where its functional currency is the pound sterling. Net consolidated assets of £20.2 million ($31.2 million) are included in the Company’s consolidated balance sheets as of December 31, 2010. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2010, would increase other comprehensive loss by $2.0 million, net of tax, due to translation. In addition, SEACOR provided a $15.3 million (£9.9 million) U.S. dollar denominated loan to a United Kingdom subsidiary. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2010, would result in foreign currency losses of $1.0 million, net of tax.

As of December 31, 2010, the Company held marketable securities with a fair value of $147.4 million, including $94.7 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $52.7 million in equity securities. As of December 31, 2009, the Company held marketable securities with a fair value of $68.1 million, including $48.0 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $20.1 million in equity securities. From time to time, the Company may increase its level of investment in fixed income securities including U.S. government bonds, foreign government bonds, state and municipal bonds, and corporate notes with maturities ranging from a few months to many years. The fair value of such investments fluctuates based on market interest rates and the creditworthiness of the issuers of the securities. When making substantial investments in fixed income securities, the Company manages its risk associated with these investments by analyzing the creditworthiness of issuers and utilizing other techniques that may include maintaining a ladder of maturities. The Company’s investment in equity securities primarily includes positions in energy, marine, transportation and other related businesses. As of December 31, 2010, a 10% decline in the value of the Company’s investments in marketable securities would reduce income by $9.6 million, net of tax.

The Company held positions in short sales of marketable equity securities with a fair value of $36.1 million and $18.4 million as of December 31, 2010 and 2009, respectively. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of December 31, 2010 would reduce income by $2.3 million, net of tax.

The Company held positions in publicly traded equity options that may convey to the Company a right or obligation to engage in a future transaction with respect to the underlying equity security. The Company’s investment in equity options primarily includes positions in energy, marine, transportation and other related businesses. These investments have short-term maturities and their market values fluctuate based on changes in the price and volatility of the underlying security, the strike price of the option and the time to expiration. As of December 31, 2010, the Company had a liability of $1.5 million having marked to market its positions in these publicly traded equity options.

The Company has entered into and settled various positions in forward currency exchange, option and future contracts which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. As of December 31, 2010, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $135.3 million. As of December 31, 2010, the Company had capital purchase commitments of €121.3 million and had designated €56.0 million ($74.2 million) of its forward currency exchange contracts as fair value hedges. For those forward currency exchange contract positions not designated as fair value hedges, an adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $4.1 million, net of tax. In addition, the Company maintained cash balances of €48.1 million as of December 31, 2010.

The Company’s outstanding debt is primarily in fixed interest rate instruments. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2010, the Company had $125.0 million of variable rate borrowings, based on LIBOR, under its revolving credit facility. During the year ended December 31, 2010, the Company held various interest rate swap agreements, designated as cash flow hedges, to fix the interest rate on these borrowings at an average rate of 3.1%. Additionally, as of December 31, 2010, the Company had other variable rate debt (due 2012 through 2016) totaling $63.1 million. These instruments call for the Company to pay interest based on LIBOR plus a 260-300 basis point margin. The interest rates reset either monthly or quarterly. One instrument is subject to a floor of 4.5%. As of December 31, 2010, the average interest rate on these borrowings was 3.5%.

As of December 31, 2010 the Company had interest rate swap agreements, other than those designated as cash flow hedges mentioned above, with a notional value of $76.5 million. These agreements call for the Company to pay a fixed interest rate ranging from 1.79% to 2.59% and receive interest payments based on LIBOR. As of December 31, 2010, the Company had a liability of $2.6 million having marked to market its positions in these interest rate swap agreements.

The Company has entered into and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts of ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sales contracts as well as its inventory balances from market changes. As of December 31, 2010, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of December 31, 2010, these positions were not material. As of December 31, 2010, the fair value of these exchange and non-exchange based commodity contracts was a liability of $2.4 million, net.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2010, these positions consist primarily of treasury futures with a notional value of $50.0 million and a one-year rate lock agreement with a notional value of $100.0 million. The treasury rate lock agreement provides for a net cash settlement in October 2011 based on the then current ten-year U.S. Treasury Note versus the agreement rate of 2.845%. As of December 31, 2010, the fair value of these positions was a recorded asset of $10.5 million. An adverse change of 10% in the underlying treasury rate would reduce income by $2.8 million, net of tax.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the “Compensation Disclosure and Analysis” and “Information Relating to the Board of Directors and Committees Thereof” portions of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

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

1. and 2. Financial Statements and Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K

3. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

3.5*	Third Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company Current Report on Form 8-K filed with the Commission on March 17, 2009).

3.6*	Fourth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company Current Report on Form 8-K filed with the Commission on September 20, 2010).

4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

Exhibit Number	Description
4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

Exhibit Number	Description
4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*	Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

4.24*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

4.25*	Form of Global Note representing the 7.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

Exhibit Number	Description
10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.8*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.9*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).

10.10*+	Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.11*+	Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.13*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.14*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.15*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.16*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.17+	Compensation Arrangements for the Executive Officers.

Exhibit Number	Description
10.18+	Compensation of Non-Employee Directors.

10.19*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

10.20*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.21*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.22*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2007).

10.23*	Amendment No. 1 to SEACOR Holdings Inc.’s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.24*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.25*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.26*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.27*	Underwriting Agreement, dated September 21, 2009, between SEACOR Holdings Inc. and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s Current report on Form 8-K filed with the Commission on September 24, 2009).

10.28*	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.29*	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.30*	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.31+	Form of Restricted Stock Grant Agreement under the Company’s Amended 2007 Share Incentive Plan, as amended on February 17, 2011.

21.1	List of Registrant’s Subsidiaries.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2010, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/S/ RICHARD RYAN Richard Ryan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ MATTHEW CENAC Matthew Cenac	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/S/ CHARLES FABRIKANT Charles Fabrikant	Executive Chairman and Director (Principal Executive Officer)	February 25, 2011

/S/ OIVIND LORENTZEN Oivind Lorentzen	President, Chief Executive Officer and Director	February 25, 2011

/S/ PIERRE DE DEMANDOLX Pierre De Demandolx	Director	February 25, 2011

/S/ RICHARD M. FAIRBANKS Richard M. Fairbanks	Director	February 25, 2011

/S/ BLAINE V. FOGG Blaine V. Fogg	Director	February 25, 2011

/S/ JOHN C. HADJIPATERAS John C. Hadjipateras	Director	February 25, 2011

/S/ ANDREW R. MORSE Andrew R. Morse	Director	February 25, 2011

Signer	Title	Date

/S/ CHRISTOPHER REGAN Christopher Regan	Director	February 25, 2011

/S/ STEVEN WEBSTER Steven Webster	Director	February 25, 2011

/S/ STEVEN J. WISCH Steven J. Wisch	Director	February 25, 2011

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

Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding SEACOR’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting—including the possibility of the circumvention or overriding of controls—based on management’s evaluation, management has concluded that SEACOR’s internal control over financial reporting was effective as of December 31, 2010. However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

SEACOR’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited SEACOR’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on SEACOR’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of SEACOR Holdings Inc.

We have audited SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SEACOR Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SEACOR Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEACOR Holdings Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2010 of SEACOR Holdings Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of SEACOR Holdings Inc.

We have audited the accompanying consolidated balance sheets of SEACOR Holdings Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Holdings Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEACOR Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 25, 2011

SEACOR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$370,028	$465,904
Restricted cash	12,651	34,014
Marketable securities	147,409	68,139
Receivables:
Trade, net of allowance for doubtful accounts of $4,212 and $3,608 in 2010 and 2009, respectively	450,912	301,143
Other	72,448	78,689
Inventories	67,498	76,949
Deferred income taxes	5,442	3,354
Prepaid expenses and other	18,414	15,725

Total current assets	1,144,802	1,043,917

Property and Equipment	2,803,754	2,833,011
Accumulated depreciation	(835,032)	(754,263)

Net property and equipment	1,968,722	2,078,748

Investments, at Equity, and Advances to 50% or Less Owned Companies	182,387	186,814
Construction Reserve Funds & Title XI Reserve Funds	323,885	289,750
Goodwill	61,779	54,571
Intangible Assets	21,169	23,554
Other Assets, net of allowance for doubtful accounts of $1,830 and $2,301 in 2010 and 2009, respectively	57,645	46,265

	$3,760,389	$3,723,619

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$14,618	$36,436
Current portion of capital lease obligations	1,030	966
Accounts payable and accrued expenses	322,785	135,425
Accrued wages and benefits	38,842	30,187
Accrued interest	7,625	8,364
Accrued income taxes	15,498	17,148
Short sales of marketable securities	36,076	18,442
Accrued capital, repair and maintenance expenditures	7,462	7,538
Deferred revenues	29,322	15,015
Other current liabilities	62,255	45,591

Total current liabilities	535,513	315,112

Long-Term Debt	697,427	748,704
Capital Lease Obligations	5,493	6,624
Deferred Income Taxes	567,880	575,440
Deferred Gains and Other Liabilities	156,711	111,848

Total Liabilities	1,963,024	1,757,728

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,110,719 and 35,550,934 shares issued in 2010 and 2009, respectively	361	356
Additional paid-in capital	1,225,296	1,182,023
Retained earnings	1,471,623	1,546,581
Shares held in treasury of 14,711,211 and 12,938,108 in 2010 and 2009, respectively, at cost	(903,004)	(768,438)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(3,995)	(3,056)
Derivative losses on cash flow hedges, net of tax	(2,933)	(204)
Other, net of tax	(111)	—

	1,787,237	1,957,262
Noncontrolling interests in subsidiaries	10,128	8,629

Total equity	1,797,365	1,965,891

	$3,760,389	$3,723,619

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	For the years ended December 31,
	2010	2009	2008
Operating Revenues	$2,649,368	$1,711,338	$1,655,956

Costs and Expenses:
Operating	1,930,227	1,185,096	1,071,116
Administrative and general	192,518	161,998	174,878
Depreciation and amortization	163,490	160,092	156,426

	2,286,235	1,507,186	1,402,420

Gains on Asset Dispositions and Impairments, Net	45,238	27,675	89,153

Operating Income	408,371	231,827	342,689

Other Income (Expense):
Interest income	8,882	4,466	19,788
Interest expense	(43,950)	(59,043)	(59,816)
Debt extinguishment gains (losses), net	(1,460)	(5,587)	6,265
Marketable security gains (losses), net	(2,159)	24,059	30,105
Derivative gains (losses), net	6,205	10,961	(13,588)
Foreign currency gains (losses), net	(6,127)	8,087	(7,837)
Other, net	3,717	244	320

	(34,892)	(16,813)	(24,763)

Income Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	373,479	215,014	317,926

Income Tax Expense (Benefit):
Current	151,045	19,487	74,521
Deferred	(10,371)	63,005	36,051

	140,674	82,492	110,572

Income Before Equity in Earnings of 50% or Less Owned Companies	232,805	132,522	207,354
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	13,179	12,581	12,069

Net Income	245,984	145,103	219,423
Net Income attributable to Noncontrolling Interests in Subsidiaries	1,260	1,293	880

Net Income attributable to SEACOR Holdings Inc.	$244,724	$143,810	$218,543

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$11.43	$7.21	$10.46

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$11.25	$6.57	$9.25

Weighted Average Common Shares Outstanding:
Basic	21,402,441	19,950,702	20,893,390
Diluted	21,757,217	23,388,168	24,699,181
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$15.00	$—	$—

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interests in Subsidiaries	Total Equity	Comprehensive Income
December 31, 2007	$322	$939,619	$1,184,228	$(486,505)	$4,276	$9,558	$1,651,498
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,361	—	—	2,361
Exercise of stock options	1	3,901	—	—	—	—	3,902
Director stock awards	—	433	—	—	—	—	433
Restricted stock and restricted stock units	1	118	—	43	—	—	162
Purchase of treasury shares	—	—	—	(240,069)	—	—	(240,069)
Amortization of share awards	—	12,199	—	—	—	—	12,199
Cancellation of restricted stock	—	187	—	(187)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(810)	(810)
Cash received from noncontrolling interests	—	—	—	—	—	2,442	2,442
Net income	—	—	218,543	—	—	880	219,423	$219,423
Other comprehensive loss	—	—	—	—	(9,321)	8	(9,313)	(9,313)

Year Ended December 31, 2008	324	956,457	1,402,771	(724,357)	(5,045)	12,078	1,642,228	$210,110

Issuance of common stock:
Conversion of debt	27	205,631	—	—	—	—	205,658
Purchase of conversion option in convertible debt	2	11,513	—	—	—	—	11,515
Employee Stock Purchase Plan	—	—	—	2,361	—	—	2,361
Exercise of stock options	1	4,064	—	—	—	—	4,065
Director stock awards	—	374	—	—	—	—	374
Restricted stock and restricted stock units	2	(776)	—	(17)	—	—	(791)
Purchase of treasury shares	—	—	—	(45,854)	—	—	(45,854)
Purchase of conversion options in convertible debt, net of tax	—	(8,804)	—	—	—	—	(8,804)
Amortization of share awards	—	12,993	—	—	—	—	12,993
Cancellation of restricted stock	—	571	—	(571)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(5,501)	(5,501)
Acquisition of a subsidiary with noncontrolling interests	—	—	—	—	—	3,043	3,043
Sale of subsidiary with noncontrolling interests	—	—	—	—	—	(27)	(27)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,257)	(2,257)
Net Income	—	—	143,810	—	—	1,293	145,103	$145,103
Other comprehensive income	—	—	—	—	1,785	—	1,785	1,785

Year Ended December 31, 2009	356	1,182,023	1,546,581	(768,438)	(3,260)	8,629	1,965,891	$146,888

Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	2,552	—	—	2,552
Exercise of stock options	3	21,561	—	—	—	—	21,564
Director stock awards	—	319	—	—	—	—	319
Restricted stock and restricted stock units	2	1,951	—	131	—	—	2,084
Special Cash Dividend	—	—	(319,682)	—	—	—	(319,682)
Purchase of treasury shares	—	—	—	(137,068)	—	—	(137,068)
Amortization of share awards	—	19,254	—	—	—	—	19,254
Cancellation of restricted stock	—	181	—	(181)			—
Purchase of subsidiary shares from noncontrolling interests	—	7	—	—	—	(46)	(39)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,125)	(1,125)
Cash received from noncontrolling interests	—	—	—	—	—	1,410	1,410
Net Income	—	—	244,724	—	—	1,260	245,984	$245,984
Other comprehensive loss	—	—	—	—	(3,779)	—	(3,779)	(3,779)

Year Ended December 31, 2010	$361	$1,225,296	$1,471,623	$(903,004)	$(7,039)	$10,128	$1,797,365	$242,205

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$245,984	$145,103	$219,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,490	160,092	156,426
Amortization of valuation adjustments on acquired leases	—	—	738
Amortization of deferred gains on sale and leaseback transactions	(17,819)	(16,960)	(17,290)
Debt discount amortization, net	768	7,448	5,852
Amortization of share awards	19,254	12,993	12,199
Director stock awards	303	380	450
Bad debt expense	1,330	1,717	1,392
Gains on asset dispositions and impairments, net	(45,238)	(27,675)	(89,153)
Debt extinguishment (gains) losses, net	1,460	5,587	(6,265)
Marketable security (gains) losses, net	2,159	(24,059)	(30,105)
Purchases of marketable securities	(107,716)	(35,523)	(60,288)
Proceeds from sale of marketable securities	44,992	61,595	24,168
Derivative (gains) losses, net	(6,205)	(10,961)	13,588
Cash settlements on derivative transactions, net	(10,681)	3,786	(11,310)
Foreign currency (gains) losses, net	6,127	(8,087)	7,837
Deferred income tax expense (benefit)	(10,371)	63,005	36,051
Equity in earnings of 50% or less owned companies, net of tax	(13,179)	(12,581)	(12,069)
Dividends received from 50% or less owned companies	17,912	15,920	10,634
Other, net	(280)	1,068	1,038
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(140,924)	(50,742)	10,909
(Increase) decrease in prepaid expenses and other assets	14,835	(12,183)	22,802
Increase (decrease) in accounts payable, accrued expenses and other liabilities	233,216	17,695	(5,403)

Net cash provided by operating activities	399,417	297,618	291,624

Cash Flows from Investing Activities:
Purchases of property and equipment	(250,626)	(180,024)	(428,478)
Proceeds from disposition of property and equipment	361,670	103,739	171,722
Purchases of marketable securities	—	—	(212,590)
Proceeds from sale of marketable securities	—	—	141,886
Cash settlements on derivative transactions, net	(471)	(771)	7,772
Investments in and advances to 50% or less owned companies	(58,612)	(27,453)	(35,447)
Return of investments and advances from 50% or less owned companies	15,122	2,790	2,229
Net advances on revolving credit line to 50% or less owned companies	(9,067)	—	—
Proceeds on sale of investments in 50% or less owned companies	—	136	—
(Advances) principal payments on third party notes receivable, net	(5,342)	3,009	(5,607)
Net (increase) decrease in restricted cash	21,363	(13,227)	9,837
Net (increase) decrease in construction reserve funds and title XI funds	(34,135)	16,007	99,243
Net decrease in escrow deposits on like kind exchanges	—	—	10,105
Repayments on (investments in) leases, net	(15,031)	(1,667)	59
Business acquisitions, net of cash acquired	(5,643)	(4,085)	(7,155)
Cash disposed on sale of subsidiary, net of cash proceeds on sale	—	(154)	—

Net cash provided by (used in) investing activities	19,228	(101,700)	(246,424)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(93,258)	(312,215)	(200,097)
Purchase of conversion option in convertible debt	—	(2,030)	—
Net borrowings (repayments) under inventory financing arrangements	(21,647)	2,200	22,169
Proceeds from issuance of long-term debt, net of offering costs	38,673	349,297	111,250
Special Cash Dividend	(319,682)	—	—
Common stock acquired for treasury	(137,068)	(45,854)	(240,069)
Proceeds and tax benefits from share award plans, net	26,225	5,742	6,655
Purchase of subsidiary shares from noncontrolling interests	(39)	(1,210)	—
Cash received from (dividends paid to) noncontrolling interests	285	(2,257)	1,632

Net cash used in financing activities	(506,511)	(6,327)	(298,460)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(8,010)	871	(8,603)

Net Increase (Decrease) in Cash and Cash Equivalents	(95,876)	190,462	(261,863)
Cash and Cash Equivalents, Beginning of Year	465,904	275,442	537,305

Cash and Cash Equivalents, End of Year	$370,028	$465,904	$275,442

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

Noncontrolling interests are included in the consolidated statement of financial position within equity separate from the Company’s equity. The Company also reports consolidated net income inclusive of both the Company’s and the noncontrolling interests’ shares and, separately, the amounts of consolidated net income attributable to the Company and noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. If a noncontrolled subsidiary is consolidated upon a change in control, any previous noncontrolling equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in equity in earnings based on such fair value.

The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the ventures. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company reports its investments in and advances to equity investees in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses of equity investees in the accompanying consolidated statements of income as equity in earnings of 50% or less owned companies, net of tax.

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

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet this criteria is deferred until the criteria are met. Deferred revenues for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$15,015	$3,314	$2,472
Revenues deferred during the year	20,259	24,803	2,469
Revenues recognized during the year	(5,902)	(13,102)	(39)
Write-off of previously deferred revenues	(50)	—	(1,588)

Balance at end of year	$29,322	$15,015	$3,314

As of December 31, 2010, deferred revenues included $18.8 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil-and-gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid during 2011. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of December 31, 2010, deferred revenues also included $8.5 million related to audit provisions in Environmental Services’ response services contracts. The amount of revenues ultimately recognized following the completion of the billing audits or the expiration of the audit period could differ from the amounts billed and those differences may be material.

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

The Company’s Aviation Services segment charters its helicopters to utility and oil and gas customers primarily through master service agreements, term contracts, day-to-day charter arrangements and leases. Master service agreements require incremental payments above a fixed rental fee based upon flight hours flown, have fixed terms ranging from one month to five years and generally are cancelable upon 30 days notice. Term contracts and day-to-day charter arrangements are generally non-cancelable without cause and call for a combination of a monthly or daily fixed rental fee plus a charge based on hours flown. Day-to-day charter arrangements are generally based on either an hourly or daily rate. Leases can be either dry, providing only the equipment, or wet, providing equipment, insurance and personnel. Fixed rental fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown. Aviation Services’ air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. The Company’s air medical activities are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure, similar to oil and gas, or a fee per completed flight. Fixed monthly revenues are recognized ratable over the month while per hour or per flight based revenues are recognized as hours are flown or flights are completed. Most contracts with hospitals are longer term, but offer either party the ability to terminate with less than six months notice. The Company operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or insurance company. With respect to flightseeing activities, Aviation Services allocates block space to cruise lines and sells seats directly to customers with revenues for helicopter usage recognized as the services are performed.

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

The Company’s Marine Transportation Services segment earns revenue from the time charter, bareboat charter and voyage charter of vessels and under contracts of affreightment. Under a time charter, Marine Transportation Services provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, Marine Transportation Services provides the vessel to a customer and the customer assumes responsibility for all operating expenses and risk of operation. Revenues from time charters and bareboat charters are recognized as services are provided. Voyage contracts are contracts to carry cargos on a single voyage basis regardless of time to complete. Contracts of affreightment are contracts for cargos that are committed on a multi-voyage basis for various periods of time with minimum and maximum cargo tonnages specified over the period at a fixed or escalating rate per ton. Revenues for voyage contracts and contracts of affreightment are recognized over the progress of the voyage while the related costs are expensed as incurred.

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

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of U.S treasury securities, money market instruments, time deposits and overnight investments.

Restricted Cash. Restricted cash, consisting primarily of U.S. treasury securities, relates to income generated from the operations of certain of Marine Transportation Services’ U.S.-flag double-hull product tankers (see Note 8).

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

Trade Receivables. Customers of Offshore Marine Services, Aviation Services and Marine Transportation Services are primarily major and independent oil and gas exploration and production companies. Customers of Inland River Services are primarily major agricultural and industrial companies based within the United States. Oil spill, emergency response and remediation services are provided by Environmental Services to domestic and international shippers, major oil companies, independent exploration and production companies, pipeline and transportation companies, power generating operators, industrial companies, airports and state and local government agencies. Customers of Commodity Trading and Logistics include major agricultural and industrial companies, major and independent oil and gas production companies, foreign governments and local distributors. All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income in the accompanying consolidated statement of changes in equity to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portion of cash flow hedges are reported in the accompanying consolidated statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s equity method investees are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage in the investee, with reclassifications and ineffective portions being included in equity in earnings of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income.

Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, restricted cash, marketable securities and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.

Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of fuel and fuel oil in the Company’s Offshore Marine Services, Marine Transportation Services and Inland River Services segments, spare parts and fuel in the Company’s Aviation Services segment, and ethanol in the Company’s Commodity Trading and Logistics segment. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. During the years ended December 31, 2010 and 2008, the Company recorded write-downs of $1.8 million and $1.0 million, respectively, related to Commodity Trading and Logistics’ rice inventory. There were no inventory write-downs during 2009.

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

As of December 31, 2010, the estimated useful life (in years) of each of the Company’s major classes of new equipment was as follows:

Offshore support vessels	20
Helicopters	12
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers(1)	25
Harbor and offshore tugs(2)	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

(2)	Effective April 1, 2008, the Company changed its estimated useful life for newly built harbor and offshore tugs from 40 to 25 years and reduced the remaining useful life of certain vessels within its harbor and offshore tug fleet due to the more frequent occurrence of technological advancements in vessel design. These changes in estimates did not materially impact the comparability of financial information for the periods presented.

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2010
Offshore support vessels	$894,677	$(337,696)	$556,981
Helicopters	645,807	(131,926)	513,881
Inland river barges and towboats	355,912	(77,021)	278,891
U.S.-flag tankers	347,011	(140,844)	206,167
Harbor and Offshore tugs and ocean liquid tank barges	174,761	(32,668)	142,093
Equipment, furniture, fixtures, vehicles and other	265,903	(114,877)	151,026
Construction in progress	119,683	—	119,683

	$2,803,754	$(835,032)	$1,968,722

2009
Offshore support vessels	$978,959	$(316,981)	$661,978
Helicopters	554,504	(101,166)	453,338
Inland river barges and towboats	298,211	(64,892)	233,319
U.S.-flag tankers	519,688	(154,944)	364,744
Harbor and Offshore tugs and ocean liquid tank barges	179,849	(24,516)	155,333
Equipment, furniture, fixtures, vehicles and other	220,652	(91,764)	128,888
Construction in progress	81,148	—	81,148

	$2,833,011	$(754,263)	$2,078,748

(1)	Includes property and equipment acquired in business acquisitions and recorded at fair value as of the date of the acquisition.

Depreciation expense totaled $158.3 million, $155.1 million and $150.9 million in 2010, 2009 and 2008, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized. Certain third party vendors maintain helicopter components and engines on some of the Company’s helicopters under programs that require the Company to pay ratably for the service based on flight hours flown. These costs are normally billed monthly and expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown to date with such charge being amortized over the contract period. If a helicopter is sold before the scheduled maintenance work is carried out, the Company may be able to recover part of the expenditure incurred up to that point. The impact of the entry into and exit from these programs could have a significant impact on the Company’s repair and maintenance costs.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. Capitalized interest totaled $3.6 million, $2.3 million and $7.7 million in 2010, 2009 and 2008, respectively.

Intangible Assets. The Company’s intangible assets primarily arose from business acquisitions (see Note 4) and consist of non-compete agreements, trademarks and tradenames, customer relationships, software and technology and acquired contractual rights. These intangible assets are amortized over their estimated useful lives ranging from two to ten years. During the years ended December 31, 2010, 2009 and 2008, the Company recognized amortization expense of $5.2 million, $5.0 million and $5.5 million, respectively.

The Company’s intangible assets by type were as follows (in thousands):

	Non-Compete Agreements	Trademark/ Tradenames	Customer Relationships	Software/ Technology	Acquired Contractual Rights	Total
	Gross Carrying Value
Year Ended December 31, 2008	$962	$5,807	$34,075	$600	$4,772	$46,216
Acquired intangible assets	40	—	—	—	—	40
Foreign currency translation	—	(2)	32	—	—	30

Year Ended December 31, 2009	1,002	5,805	34,107	600	4,772	46,286
Acquired intangible assets	617	70	500	590	1,064	2,841
Foreign currency translation	—	(1)	(6)	—	—	(7)

Year ended December 31, 2010	$1,619	$5,874	$34,601	$1,190	$5,836	$49,120

	Accumulated Amortization
Year Ended December 31, 2008	$(255)	$(1,729)	$(12,500)	$(270)	$(2,984)	$(17,738)
Amortization expense	(179)	(552)	(3,780)	(120)	(363)	(4,994)

Year Ended December 31, 2009	(434)	(2,281)	(16,280)	(390)	(3,347)	(22,732)
Amortization expense	(313)	(578)	(3,559)	(248)	(521)	(5,219)

Year ended December 31, 2010	$(747)	$(2,859)	$(19,839)	$(638)	$(3,868)	$(27,951)

Weighted average remaining contractual life, in years	2.08	4.86	5.14	3.40	2.50	4.71

Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2011	$5,400
2012	4,969
2013	3,991
2014	3,412
2015	2,107
2016 to 2020	1,290

$21,169

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended 2010, 2009 and 2008, the Company recognized impairment charges of $19.0 million, $2.3 million and $1.1 million, respectively, related to long-lived assets held for use.

The Company believes the Seabulk America is one of six vessels designed and certified to carry complicated chemical cargos in the domestic coastwise trade. As previously reported, the Seabulk America had been scheduled to undergo a regulatory drydocking during the third quarter of 2010, a requirement for continued operation. Given the prevailing market conditions, the Company deferred the drydocking, laid-up the vessel and recognized an impairment charge of $18.7 million reducing the vessel’s carrying value to its fair value of $5.0 million. The Seabulk America contributed operating revenues of $5.2 million, $12.4 million and $16.0 million for the years ended December 31, 2010, 2009, 2008, respectively.

Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. During the year ended December 31, 2009, the Company recognized impairment charges of $1.1 million related to 50% or less owned companies. The Company did not recognize any impairment charges in 2010 or 2008.

Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2010, 2009 or 2008.

Business Combinations. Effective January 1, 2009, the Company adopted new accounting rules established by the Financial Accounting Standards Board (“FASB”) related to business combinations. The new accounting rules amended the Company’s accounting policy by requiring the Company to recognize on its future acquisitions, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. The new accounting rules establish that shares issued in consideration for a business combination be at fair value on the acquisition date, requires the recognition of contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, and requires recognition of pre-acquisition loss and gain contingencies at their acquisition-date fair values. The new accounting rules also provide for the capitalization of in-process research and development assets acquired, requires acquisition-related transaction costs to be expensed as incurred, allows for the capitalization of acquisition-related restructuring costs only if the criteria in the FASB rules related to exit or disposal cost obligations are met as of the acquisition date, and requires as an adjustment to income tax expense any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition (see Note 4).

Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method. Amortization expense for deferred financing costs totaled $0.5 million, $1.0 million and $0.7 million in 2010, 2009 and 2008, respectively, and is included in interest expense in the accompanying consolidated statements of income.

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

Deferred Gains—Vessel Sale-Leaseback Transactions and Financed Vessel Sales. From time to time, the Company enters into vessel sale-leaseback transactions with finance companies or provides seller financing on sales of its vessels to third parties. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions (see Note 4), gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed vessel sales, gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold vessels and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$58,008	$61,613	$76,672
Deferred gains arising from vessel sales	76,914	17,471	2,197
Amortization of deferred gains included in operating expenses as reduction to rental expense	(17,819)	(16,960)	(17,290)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(3,232)	(3,487)	—
Reductions of deferred gains on repurchased vessels and other	—	(629)	34

Balance at end of year	$113,871	$58,008	$61,613

Deferred Gains—Vessel Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from the sales of the Company’s vessels, helicopters and barges to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules established by the FASB relating to the sale of its equipment to its noncontrolled 50% or less owned companies. For transactions occurring subsequent to the adoption of the new accounting rules, gains are deferred only to the extent of the Company’s uncalled capital commitments and amortized as those commitments lapse or funded amounts are returned by the noncontrolled 50% or less owned companies. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, the Company’s uncalled capital commitments, cash received and the applicable vessels’ depreciable lives. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$35,223	$37,591	$32,612
Deferred gains arising from vessel sales	1,000	—	8,324
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(6,063)	(2,368)	(3,345)
Deferred gains recognized on the Seaspraie Acquisition (see Note 4) and included in gains on asset dispositions and impairments, net	(12,195)	—	—

Balance at end of year	$17,965	$35,223	$37,591

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

Earnings Per Share. Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of all outstanding convertible notes. For the years ended December 31, 2010, 2009 and 2008, diluted earnings per common share of SEACOR excluded 281,265, 810,260 and 650,757, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR were as follows (in thousands, except share data).

	Net Income	Average o/s Shares	Per Share
2010
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$244,724	21,402,441	$11.43

Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	354,776

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$244,724	21,757,217	$11.25

2009
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$143,810	19,950,702	$7.21

Effect of Dilutive Securities:
Options and Restricted Stock	—	189,545
Convertible Securities	9,870	3,247,921

Diluted Earnings Per Common Share of SEACOR Holdings Inc	$153,680	23,388,168	$6.57

2008
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$218,543	20,893,390	$10.46

Effect of Dilutive Securities:
Options and Restricted Stock	—	388,221
Convertible Securities	9,995	3,417,570

Diluted Earnings Per Common Share of SEACOR Holdings Inc	$228,538	24,699,181	$9.25

Comprehensive Income. Comprehensive income is the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive income in the accompanying consolidated statements of changes in equity. The Company’s other comprehensive income (loss) is comprised primarily of net currency translation adjustments, net unrealized gains and losses on available-for-sale marketable securities and net derivative losses on cash flow hedges.

The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the years ended December 31 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2010
Foreign currency translation adjustments	$(1,443)	$504	$(939)
Derivative losses on cash flow hedges (see Note 3)	(4,199)	1,470	(2,729)
Other	(171)	60	(111)

Other comprehensive loss	$(5,813)	$2,034	$(3,779)

2009
Foreign currency translation adjustments	$3,063	$(1,074)	$1,989
Derivative losses on cash flow hedges (see Note 3)	(314)	110	(204)

Other comprehensive income	$2,749	$(964)	$1,785

2008
Foreign currency translation adjustments	$(10,735)	$3,760	$(6,975)
Unrealized net gains and losses on available-for-sale securities:
Unrealized net losses arising during the period	(4,356)	1,525	(2,831)
Reclassification adjustment for net gains included in net income	(3,863)	1,352	(2,511)
Transfer of unrealized net losses from available-for-sale to trading	4,622	(1,618)	3,004

	(3,597)	1,259	(2,338)

Other comprehensive loss	$(14,332)	$5,019	$(9,313)

Reclassifications. Certain reclassifications of prior year information have been made to conform to the presentation of current year information.

2.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities as of December 31, 2010 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$101,807	$45,602	$—
Derivative instruments (included in other receivables)	14,006	8,158	—
Construction reserve funds and Title XI reserve funds	323,885	—	—
LIABILITIES
Short sales of marketable securities	36,076	—	—
Derivative instruments (included in other current liabilities)	11,555	9,455	—

(1)

Marketable security gains (losses), net include losses of $1.1 million and gains of $0.9 million for the years ended December 31, 2010 and 2009, respectively, related to marketable security positions held by the Company as of December 31, 2010. Marketable security gains (losses), net include losses of $2.2 million for the three months ended December 31, 2008 (period subsequent to portfolio designation as trading securities—see Note 1) related to marketable security positions held by the Company as of December 31, 2010.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands).

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$382,679	$382,679	$499,918	$499,918
Investments, at cost, in 50% or less owned companies (included in other assets)	7,847	see below	7,506	see below
Notes receivable from other business ventures (included in other assets)	13,335	see below	11,343	see below
LIABILITIES
Long-term debt, including current portion	712,045	722,014	785,140	783,423

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was not practicable to estimate the fair value of the Company’s notes receivable from other business ventures because the timing of settlement of these notes is not certain and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s non-financial assets and liabilities that were measured at fair value during the year ended December 31, 2010 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Seaspraie(1)	$—	$56,255	$—
Seabulk America (included in property and equipment)(2)	—	5,000	—
Investment in SES-Kazakhstan(3)	—	1,000	—
Held for Sale Helicopter (included in other assets)(4)	—	—	200
LIABILITIES
Lease Obligations for Helicopters (included in other current liabilities)(5)	—	—	879

(1)

During the year ended December 31, 2010, the Company marked its investment in its Seaspraie joint venture to fair value following the acquisition of a controlling interest (see Note 4). The investment’s fair value, consisting of barges and financial assets, was primarily based on the sale of similar equipment to an unrelated third party.

(2)	During the year ended December 31, 2010, the Company recorded an impairment charge of $18.7 million to reduce the carrying value of one of its tankers, the Seabulk America, to its fair value (see Note 5). Fair value was determined by an independent market valuation based on the sale of similar equipment.

(3)	During the year ended December 31, 2010, the Company marked its investment in its SES-Kazakhstan joint venture, to fair value following the acquisition of a controlling interest (see Note 4). The investment’s fair value was determined based on the Company’s purchase price of the non-controlling interest.

(4)	During the year ended December 31, 2010, the Company recorded an impairment charge of $0.1 million to reduce its carrying value of one helicopter to fair value.

(5)	During the year ended December 31, 2010, the Company recorded an impairment charge of $0.2 million to increase the carrying value of its exit obligations for three leased-in helicopters.

3.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying consolidated balance sheets. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2010		2009
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$1,368	$697	$2,174	$—
Interest rate swap agreements (cash flow hedges)	—	5,060	632	1,333

	1,368	5,757	2,806	1,333

Derivatives not designated as hedging instruments:
Options on equities and equity indices	—	1,504	5	789
Forward currency exchange, option and future contracts	1,872	329	924	1,429
Interest rate swap agreements	—	2,578	—	478
Commodity swap, option and future contracts:
Exchange traded	3,466	9,726	1,290	3,637
Non-exchange traded	4,938	1,112	4,645	2,085
U.S. treasury notes, rate locks and bond future and option contracts	10,520	4	8	78

	20,796	15,253	6,872	8,496

	$22,164	$21,010	$9,678	$9,829

Fair Value Hedges. As of December 31, 2010 and 2009, the Company designated certain of its forward currency exchange contracts with notional values of €56.0 million and €16.0 million, respectively, as fair value hedges in respect of capital commitments denominated in euros. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations for equipment scheduled to be delivered in 2011 through 2013. During the year ended December 31, 2010, the Company designated €68.0 million and dedesignated €8.2 million notional value of its forward currency exchange contracts as fair value hedges, and €19.8 million notional value of these contracts matured.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009	2008
Forward currency exchange contracts, effective and ineffective portions	$(1,973)	$205	$10,900
Increase (decrease) in the fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	1,855	60	(10,610)

	$(118)	$265	$290

Cash Flow Hedges. As of December 31, 2010 and 2009, the Company is a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on LIBOR on these notional values. During the year ended December 31, 2010, one of the Company’s Offshore Marine Services 50% or less owned companies entered into an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $21.0 million and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company and its joint venture have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. During the year ended December 31, 2010, another of the Company’s Offshore Marine Services 50% or less owned companies dedesginated its interest rate swap as a cash flow hedge.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the years December 31 as follows (in thousands):

	Other comprehensive income (loss)		Derivative gains (losses), net
	2010	2009	2010	2009
Interest rate swap agreements, effective portion	$(7,589)	$(1,507)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	122	(392)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	3,390	1,193	—	—

	$(4,199)	$(314)	$122	$(392)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009	2008
Options on equities and equity indices	$1,578	$3,244	$9,527
Forward currency exchange, option and future contracts	3,981	4,055	(15,297)
Interest rate swap agreements	(3,620)	(571)	—
Commodity swap, option and future contracts:
Exchange traded	(9,581)	(2,278)	(33)
Non-exchange traded	5,344	6,123	(335)
U.S. treasury notes, rate locks and bond future and option contracts	8,499	515	(7,740)

	$6,201	$11,088	$(13,878)

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of December 31, 2010, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $61.2 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.

The Company has entered into various interest rate swap agreements maturing in 2012 and 2013 that call for the Company to pay fixed interest rates ranging from 1.79% to 2.59% on aggregate notional values of $69.6 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $27.2 million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company has entered into and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts of ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sales contracts as well as its inventory balances from market changes. As of December 31, 2010, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of December 31, 2010, these positions were not material.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of December 31, 2010, these positions consisted primarily of treasury futures with a notional value of $50.0 million and a one-year rate-lock agreement with a notional value of $100.0 million. The treasury rate lock agreement provides for a net cash settlement in October 2011 based on the then current ten-year U.S. Treasury Note versus the agreement rate of 2.845%.

4.	ACQUISITIONS AND DISPOSITIONS

SES Kazakhstan Acquisition. On August 31, 2010, the Company obtained a 100% controlling interest in SES Borkit LLP through its acquisition of its partners’ interest for $1.0 million (cash of $0.6 million and contingent consideration of $0.4 million). Upon acquisition, SES-Borkit LLP was renamed SES-Kazakhstan LLP (“SES-Kazakhstan”). The selling partner has the opportunity to receive additional consideration of up to $0.4 million based on certain performance measures over the period from the date of acquisition through August 2013. As a consequence of the acquisition of a controlling interest, the Company adjusted its investment in SES-Kazakhstan to fair value resulting in the recognition of a $0.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies. Following the change in control, the Company consolidated SES-Kazakhstan’s financial position and results of its operations. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities.

SEASPRAIE Acquisition. On July 31, 2010, the Company obtained a 100% controlling interest in Seaspraie Holdings LLC (“Seaspraie”) through the redemption of its partner’s interest by distributing financial assets and equipment totaling $56.1 million from the joint venture. As a consequence of the acquisition of a controlling interest, the Company adjusted its investment in Seaspraie to fair value resulting in the recognition of a $2.5 million gain, net of tax, which is included in equity in earnings of 50% or less owned companies. In addition, the Company recognized previously deferred gains on asset sales to Seaspraie of $12.2 million. Following the change in control, the Company consolidated Seaspraie’s financial position and results of its operations. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The fair value analysis was finalized in September 2010.

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad, for $2.4 million ($1.7 million paid in 2009 and accrued contingent consideration of $0.7 million). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $1.0 million of goodwill being recorded. The fair value analysis was finalized in December 2010. The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million based upon certain performance measures over the period from the date of acquisition through May 2011. During the year ended December 31, 2010, the Company paid $0.2 million of additional consideration in accordance with the acquisition agreement and reduced its accrued contingent liability.

CBK Acquisition. On December 1, 2009, the Company acquired all of the assets of CBK, Inc., a liquid cargo servicing company, for $0.5 million in cash ($0.3 million in 2009 and $0.2 million in 2010). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets based on their fair values resulting in $0.3 million in goodwill being recorded. The fair value analysis was finalized in January 2010.

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

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States, for $4.2 million. The Company’s purchase price included $0.8 million paid in 2008 relating to working capital adjustments and settlement of tax obligations due to the selling stockholder. The fair value of assets and liabilities acquired was finalized in November 2008. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned by the selling stockholder. No additional consideration has been earned by the selling stockholder through December 31, 2010.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States, for $10.5 million. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of $7.1 million. The fair value analysis of assets and liabilities acquired was finalized in September 2008. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the years ended December 31, 2009 and 2008, the Company paid $2.1 million and $3.9 million, respectively, of additional consideration in accordance with the acquisition agreement. As of December 31, 2010, the Company has paid $6.0 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Link Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Link Associates International Global Limited (“Link”), a provider of environmental consulting services in the United Kingdom, for £2.3 million ($4.5 million). The Company’s purchase price included $0.1 million paid in 2008 relating to working capital adjustments. Consideration paid also included the settlement of Link’s outstanding debt obligations at the time of the acquisition. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, with the excess of purchase price over fair value recorded as goodwill in the amount of £1.5 million ($2.9 million). The fair value analysis of assets and liabilities acquired was finalized in September 2008. The selling stockholder of Link had the opportunity to receive additional consideration of up to £2.8 million based upon certain performance measures during the period from the date of acquisition through May 31, 2010. During the year ended December 31, 2009, the Company had paid £61,560 ($0.1 million), in the aggregate, of additional consideration, which was recorded as additional goodwill.

RMA Acquisition. On October 1, 2006, the Company acquired all of the issued and outstanding shares of Response Management Associates, Inc. (“RMA”), a provider of environmental consulting services, for $12.5 million. The Company’s purchase price included cash consideration of $9.0 million and a note payable of $3.5 million. The selling stockholder of RMA has the opportunity to receive additional consideration of up to $8.5 million based upon certain performance measures over the period from the date of the acquisition through September 30, 2012, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the years ended December 31, 2010, 2009 and 2008, the Company paid $6.4 million, $0.5 million and $1.6 million, respectively, of additional consideration in accordance with the acquisition agreement. As of December 31, 2010, the Company has paid $8.5 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

NRCES Acquisition. On October 31, 2003, the Company acquired all of the issued and outstanding shares of NRC Environmental Services, Inc. (“NRCES”) (formerly Foss Environmental Services, Inc.) for $7.8 million. The selling stockholder of NRCES had the opportunity to receive additional consideration of up to $41.0 million based upon certain performance measures over a period from the date of the acquisition through December 31, 2008, to be recognized by the Company as additional cost of the acquisition. During the year ended December 31, 2008, the Company paid $0.4 million of additional consideration in accordance with the acquisition agreement. As of December 31, 2008, the Company had paid $0.5 million, in the aggregate, of additional consideration, which has been recorded as goodwill.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Trade and other receivables	$302	$6,515	$(375)

Other current assets	492	2,341	7
Investments in Equity, and Receivables from 50% or Less Owned Companies	(57,255)	(5,187)	—
Property and equipment	51,771	1,931	828
Goodwill	7,276	2,858	3,086
Intangible Assets	2,841	40	3,625
Other Assets	230	204	—
Accounts payable and other current liabilities	(215)	(1,512)	2,002
Long-Term Debt	—	—	(504)

Deferred Income Taxes	201	(17)	(1,514)
Other long-term liabilities	—	(45)	—
Noncontrolling Interests in Subsidiaries	—	(3,043)	—

Purchase price(1)	$5,643	$4,085	$7,155

(1)	Purchase price is net of cash acquired (totaling $1.7 million and $1.9 million in 2010 and 2009, respectively).

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

Equipment Additions. The Company’s capital expenditures were $250.6 million, $180.0 million and $428.5 million in 2010, 2009 and 2008, respectively. Major equipment deliveries for the years ended December 31 were as follows (unaudited):

	2010	2009	2008
Offshore Support Vessels:
Anchor handling towing supply	—	1	4
Crew	1	1	—
Standby safety	—	—	1
Supply	—	—	3
Towing supply	—	—	1
Specialty	—	1	1

	1	3	10

Helicopters	6	8	25

Inland River dry cargo barges	113	—	19

Inland River liquid tank barges	17	—	8

Inland River towboats	—	3	4

Harbor Tugs	1	—	4

Ocean liquid tank barges	—	3	3

Equipment Dispositions. The Company sold property and equipment for $361.7 million, $103.7 million, and $171.7 million in 2010, 2009 and 2008, respectively. Major equipment dispositions for the years ended December 31 were as follows (unaudited):

	2010	2009(1)	2008(2)
Offshore Support Vessels:
Anchor handling towing supply	3	1	1
Crew	2	9	3
Mini-supply	1	4	4
Supply	—	1	4
Towing supply	2	2	5
Specialty	—	2	5

	8	19	22

Helicopters	2	6	7

Inland River dry cargo barges	60	5	41

Inland River liquid tank barges	—	—	6

Inland River towboats	—	3	—

Tankers	2	—	2

Harbor tugs	—	4	1

Ocean liquid tank barges	1	—	—

(1)	Excludes one specialty vessel contributed to the Sea-Cat Crewzer joint venture (see Note 5) and one mini-supply vessel and two helicopters removed from service and includes the sale of one harbor tug previously removed from service.

(2)	Includes the sale of one offshore support vessel previously removed from service.

Equipment dispositions during the year ended December 31, 2010 included the sale and leaseback of one anchor handling towing supply vessel and two double-hull product tankers for $217.3 million, in the aggregate, with lease terms ranging from 60 to 158 months. Gains of $75.7 million related to these sale-leasebacks were deferred and are being amortized over their respective minimum lease periods (see Note 1). The Company also sold one anchor handling towing supply vessel and 60 dry cargo barges to certain of the Company’s 50% or less owned companies for $59.1 million, in the aggregate. Gains of $1.0 million from these sales were deferred (see Note 1) as a result of uncalled capital commitments (see Note 5).

With respect to the sale-leaseback of the two double-hull product tankers in 2010, each tanker was sold and leased back by a wholly-owned subsidiary of the Company with minor continuing obligations attributable to SEACOR. The lease payments, lease periods and option renewal periods of the leasebacks are identical to and offset existing long-term bareboat charter-out arrangements the Company has with a customer. As a result, the future profits recognized from these two tankers will consist entirely of the amortization of the deferred gains of $69.3 million. The selling subsidiaries’ ability to meet their obligations under the leasebacks is dependent upon the offsetting bareboat charter-out arrangements with the customer.

Equipment dispositions during the year ended December 31, 2009 included the sale and leaseback of three inland river towboats for $17.7 million, in the aggregate, with lease terms of 84 months. Gains of $14.1 million related to these sale-leasebacks were deferred and are being amortized over the minimum lease period (see Note 1).

Equipment dispositions during the year ended December 31, 2008 included the sale and leaseback of one supply vessel and two helicopters for $19.6 million, in the aggregate, with lease terms of 60 months each. Gains of $7.1 million related to these sale-leasebacks were deferred and are being amortized over their minimum lease periods (see Note 1). The Company also sold 40 dry cargo barges to one of the Company’s 50% or less owned companies for $19.8 million, in the aggregate (see Note 5). Gains of $6.9 million from these sales were deferred and are being amortized over the remaining useful life of the equipment sold (see Note 1).

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2010	2009
Illinois Corn Processing	50.0%	$31,621	$16,574
Hawker Pacific	32.5%	24,787	—
SCFCo Holdings	50.0%	23,810	13,219
Dart	49.0%	19,701	19,973
Nautical Power	50.0%	12,551	8,209
Sea-Cat Crewzer	50.0%	10,483	17,532
Avion	39.1%	9,336	8,097
Soylutions	50.0%	8,244	8,598
C-Lift	50.0%	7,605	8,829
Seaspraie	50.0%	—	56,228
Other	30.0%-50.0%	34,249	29,555

		$182,387	$186,814

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2010	2009
Current assets	$296,557	$122,345
Noncurrent assets	409,834	408,707
Current liabilities	153,643	38,218
Noncurrent liabilities	255,842	156,789

	2010	2009	2008
Operating Revenues	$360,923	$259,720	$200,326
Costs and Expenses:
Operating and administrative	279,199	173,230	131,244
Depreciation	28,291	22,122	15,474

	307,490	195,352	146,718

Operating Income	$53,433	$64,368	$53,608

Net Income	$37,146	$43,631	$45,346

As of December 31, 2010 and 2009, cumulative undistributed net earnings of 50% or less owned companies accounted for by the equity method included in the Company’s consolidated retained earnings were $53.6 million and $49.8 million, respectively.

Illinois Corn Processing. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company’s joint venture partner contributed a previously shuttered manufacturing plant and then immediately sold a 50% interest to the Company for $15.0 million in cash. The Company also provided to ICP a $10.0 million term loan with a maturity in November 2015 and a $20.0 million revolving line of credit with a maturity in November 2012 subject to certain borrowing restrictions. During the year ended December 31, 2010, the Company and its joint venture partner each contributed an additional $1.0 million to acquire certain equipment. During the years ended December 31, 2010 and 2009, the Company advanced $8.0 million and $2.0 million, respectively, under the term loan and received principal repayments of $2.4 million. During the year ended December 31, 2010, the Company made net advances of $9.1 million under the revolving line of credit. As of December 31, 2010, the outstanding balances under the term loan and revolving line of credit were $7.8 million and $9.3 million, respectively, inclusive of any unpaid and accrued interest.

Hawker Pacific. On December 15, 2010, the Company acquired a 32.5% interest in Hawker Pacific Airservices, Limited (“Hawker Pacific”) for $25.0 million in cash. Hawker Pacific is an aviation sales and support organization and a distributor of aviation components from some of the world’s leading manufacturers. The Company has performed a preliminary fair value of analysis of Hawker Pacific as of the acquisition date. The excess of the purchase price over the Company’s interest in Hawker Pacific’s net assets has been initially allocated to intangible assets in the amount of $7.4 million. Finalization of the preliminary fair value analysis may result in revisions to this allocation.

SCFCo Holdings. SCFCo Holdings LLC (“SCFCo”) was established to operate towboats and dry cargo barges on the Parana-Paraguay Rivers and a terminal facility at Port Ibicuy, Argentina. At various times, SCFCo has agreed to expand its operations through additional capital contributions and bank financing. During the years ended, December 31, 2010 and 2008, the Company contributed additional capital of $10.2 million and $6.1 million, respectively, to fund SCFCo’s expansion. The Company made no capital contributions during the year ended December 31, 2009. Additionally, during the year ended December 31, 2010, the Company provided net temporary working capital advances of $2.2 million, of which $0.3 million remained outstanding as of December 31, 2010. During the year ended December 31, 2010, the Company sold 60 barges to the joint venture for proceeds of $25.8 million and, during the year ended December 31, 2008, the Company sold 40 dry cargo barges to the joint venture for proceeds of $22.0 million. The Company sold no equipment to the joint venture in 2009.

Dart. On July 22, 2008, a wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart”) for cash consideration of $21.0 million. Dart is an international sales, marketing and manufacturing organization focusing on after-market helicopter accessories. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in goodwill of $3.2 million. The fair value analysis of the assets and liabilities acquired was finalized in September 2009. During 2009, the Company provided a $0.3 million loan to Dart with a maturity of June 2012 and an annual interest rate of 5%, which is payable quarterly and the principal due at maturity.

Nautical Power. Nautical Power, LLC (“Nautical Power”) was established to operate one offshore support vessel. Nautical Power bareboat charters the vessel from a leasing company and that charter terminates in 2011. The Company is a guarantor of 50% of the charter payments and its guarantee reduces as payments are made. As of December 31, 2010, the Company’s guarantee was $0.9 million.

Sea-Cat Crewzer. On July 27, 2009, the Company and another offshore support vessel operator formed Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”), a 50-50 joint venture to own and operate two high speed offshore catamaran crew boats. Each partner contributed one high speed offshore catamaran crew boat and cash with a combined value of $17.3 million. The Company contributed one high speed offshore catamaran crew boat valued at $14.7 million and cash of $2.6 million. In addition, immediately prior to the formation of the joint venture, the Company sold one high speed offshore catamaran crew boat to its joint venture partner for $16.9 million, who then contributed the vessel to the joint venture along with $0.4 million in cash. During the year ended December 31, 2010, Sea-Cat Crewzer entered into a $22.0 million term loan and upon funding distributed $9.0 million to each of its partners. The Company is a guarantor of 50% of Sea-Cat Crewzer’s debt and the amount of the guarantee declines as principal payments are made and will terminate when the debt is repaid. As of December 31, 2010, the Company’s guarantee was $10.5 million. During the years ended 2010 and 2009, the Company received $0.7 million and $0.3 million, respectively, of vessel management fees from this joint venture.

Avion. Avion Pacific Limited (“Avion”), is a distributor of aircraft and aircraft related parts. During the year ended December 31, 2008, the Company invested $1.0 million and increased its ownership to 39.1%. During the year ended December 31, 2010, the Company made advances of $2.0 million to Avion and received repayments of $0.9 million, $1.1 million and $0.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company had outstanding loans to Avion totaling $4.8 million and $3.6 million, respectively.

Soylutions. Soylutions LLC (“Soylutions”) operates a grain and liquid fertilizer storage and handling facility in McLeansboro, Illinois.

C-Lift. C-Lift LLC (“C-Lift”) was established to construct and operate two lift boats which began operations in the fourth quarter of 2007. During the year ended December 31, 2008, the Company contributed additional capital of $0.3 million. The Company is a guarantor of 50% of C-Lift’s outstanding debt and its guarantee declines as principal payments are made and will terminate when the debt is repaid. The debt matures in 2015. As of December 31, 2010, the Company’s guarantee was $13.6 million.

Seaspraie. The Company and a financial investor created Seaspraie Holdings LLC (“Seaspraie”) to own inland marine transportation assets with a view toward generating cash returns, which may have been enhanced by entering into strategic positions in marketable securities and commodity futures. During the year ended December 31, 2008, the Company recorded a $1.3 million loss, net of tax primarily resulting from an impairment charge recognized by the joint venture on prime broker exposure. On July 31, 2010, the Company obtained a 100% controlling interest in Seaspraie (see Note 4). During the seven months ended July 31, 2010, and the years ended 2009 and 2008, the Company received fees of $0.6 million, $2.5 million and $2.7 million, respectively, related to the management of Seaspraie’s barges.

Other. The Company’s other Offshore Marine Services joint ventures operate six vessels, five owned and one bareboat chartered-in. During the years ended December 31, 2010 and 2009, the Company made additional capital contributions to these joint ventures of $2.7 million and $0.3 million, in the aggregate. Certain of these offshore marine joint ventures obtained bank debt to finance the acquisition of offshore support vessels from the Company. Under the terms of the debt the bank has the authority to require the parties of these joint ventures to fund uncalled capital commitments, as defined in the joint ventures’ partnership agreement, under certain circumstances. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $2.5 million, in the aggregate, as of December 31, 2010. During the year ended December 31, 2010, the Company sold one offshore marine vessel to one of its joint ventures for $33.3 million. The Company manages these vessels on behalf of the joint ventures and guarantees the outstanding charter receivables of one of the joint ventures if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2010, the Company’s contingent guarantee of outstanding charter receivables was $1.6 million. During the years ended 2010, 2009 and 2008, the Company received $0.3 million, $0.5 million and $0.5 million, respectively, of vessel management fees from these joint ventures.

The Company’s other Aviation Services joint ventures include a flight training center and a helicopter operation in Spain. During the year ended December 31, 2010, the Company advanced $3.2 million to one of these joint ventures.

The Company’s other Inland River Services joint ventures operate six inland river towboats, a dry cargo vessel and a fabrication facility. During the years ended December 31, 2010 and 2009, the Company made additional capital contributions of $0.2 million and $5.4 million, respectively, in the aggregate.

The Company’s other Environmental Services joint ventures consist of various environmental related businesses. During the year ended December 31, 2008, the Company made additional capital contributions of $0.3 million, in the aggregate. The Company is a guarantor of up to $0.4 million as security for the performance of a contract by an Environmental Services’ joint venture of which the Company owns 50%.

6.	CONSTRUCTION RESERVE FUNDS

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, construction reserve fund accounts subject to agreements with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the construction reserve fund accounts and defer the taxable gains realized from the sale of those vessels. Qualified withdrawals from the construction reserve fund accounts are only permitted for the purpose of acquiring qualified U.S.-flag vessels as defined in the statue and approved by the Maritime Administration. To the extent that sales proceeds are reinvested in replacement vessels, the carryover depreciable tax basis of the vessels originally sold is attributed to the U.S.-flag vessels acquired using such qualified withdrawals. The construction reserve funds must be committed for expenditure within three years of the date of sale of the equipment, subject to two one-year extensions which can be granted at the discretion of the Maritime Administration, or be released for the Company’s general use as nonqualified withdrawals. For nonqualified withdrawals, the Company is obligated to pay taxes on the previously deferred gains at the prevailing statutory tax rate plus a 1.1% penalty tax and interest thereon for the period such taxes were deferred.

As of December 31, 2010 and 2009, the Company’s construction reserve funds of $314.3 million and $273.2 million, respectively, are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Withdrawals	$(56,727)	$(70,009)	$(215,481)
Deposits	97,846	55,269	115,971

	$41,119	$(14,740)	$(99,510)

7.	INCOME TAXES

Income before income tax expense (benefit) and equity in earnings of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
United States	$347,423	$151,814	$295,763
Foreign	17,141	50,975	34,849
Eliminations and other	8,915	12,225	(12,686)

	$373,479	$215,014	$317,926

As of December 31, 2010, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s consolidated retained earnings were $154.1 million.

The Company files a consolidated U.S. federal tax return. The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Current:
State	$12,115	$3,278	$4,359
Federal	126,992	5,723	45,143
Foreign	11,938	10,486	25,019

	151,045	19,487	74,521

Deferred:
State	(1,386)	1,901	(4,453)
Federal	(9,035)	61,152	40,459
Foreign	50	(48)	45

	(10,371)	63,005	36,051

	$140,674	$82,492	$110,572

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	0.6%	1.5%	1.3%
State effective tax rate changes	(0.4)%	1.0%	(1.2)%
State taxes	2.2%	0.9%	0.7%
Other	0.3%	0.0%	(1.0)%

	37.7%	38.4%	34.8%

During the years ended December 31, 2010, 2009 and 2008, the Company recognized an income tax benefit of $1.7 million, an income tax expense of $2.2 million, and an income tax benefit of $4.0 million, respectively, on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors.

The components of the net deferred income tax liabilities for the years ended December 31 were as follows (in thousands):

	2010	2009
Deferred tax liabilities:
Property and Equipment	$510,415	$504,064
Unremitted earnings of foreign subsidiaries	42,652	42,853
Investments in 50% or Less Owned Companies	9,186	23,835
Long-term Debt	15,627	15,627
Other	17,414	19,587

Total deferred tax liabilities	595,294	605,966

Deferred tax assets:
Foreign tax credit carryforwards	11,007	13,352
Share award plans	4,802	6,545
Other	25,698	21,054

Total deferred tax assets	41,507	40,951
Valuation allowance	(8,651)	(7,071)

Net deferred tax assets	32,856	33,880

Net deferred tax liabilities	$562,438	$572,086

As of December 31, 2010, the Company has foreign tax credit carryforwards of $11.0 million that expire from 2011 through 2015. The Company believes it is more likely than not that the Company’s foreign tax credit carryforwards, with the exception of $3.1 million, will be utilized through the turnaround of existing temporary differences, future earnings, tax strategies or a combination thereof.

During the year ended December 31, 2010, the Company increased its valuation allowance for state net operating loss carryforwards by $1.6 million to $5.6 million.

The Company records an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise. For the years ended December 31, 2010 and 2008, an additional net income tax benefit was recorded in stockholders’ equity of $4.9 million and $1.2 million, respectively. For the year ended December 31, 2009, an additional net income tax expense was recorded in stockholders’ equity of $0.2 million.

In November 2009, the Internal Revenue Service (“IRS”) completed its audits of the Company’s tax returns for the years ended December 31, 2004 and 2005 and a subsidiary’s tax returns for the years ended December 31, 2003 and 2004. The results of the completed audits had no material impact on the Company’s consolidated financial position or its results of operations.

8.	LONG-TERM DEBT

The Company’s borrowings as of December 31 were as follows (in thousands):

	2010	2009
7.375% Senior Notes (excluding unamortized discount of $1.4 million)	$233,500	$250,000
5.875% Senior Notes (excluding unamortized discount of $0.5 million)	178,724	181,105
Title XI Bonds (excluding unamortized discount of $10.8 million)	100,760	167,177
Revolving Credit Facility	125,000	125,000
Other (excluding unamortized discount of $1.0 million)	87,805	75,633

	725,789	798,915
Portion due within one year	(14,618)	(36,436)
Debt discount, net	(13,744)	(13,775)

	$697,427	$748,704

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2011	$14,618
2012	211,030
2013	135,391
2014	10,754
2015	35,879
Years subsequent to 2015	318,117

$725,789

7.375% Senior Notes. On September 24, 2009, SEACOR issued $250.0 million aggregate principal amount of its 7.375% Senior Notes due October 1, 2019 (the “7.375% Senior Notes”) and received net proceeds of $245.9 million. The 7.375% Senior Notes were issued under a supplemental indenture dated as of September 24, 2009 (the “2009 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 7.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 7.375% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2009 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined. During the year ended December 31, 2010, the Company purchased $16.5 million, in principal amount, of its 7.375% Senior Notes for $17.3 million resulting in a loss on debt extinguishment of $1.1 million. Subsequent to December 31, 2010, the Company purchased $1.0 million, in principal amount, of its 7.375% Senior Notes for $1.1 million.

2.875% Convertible Debentures. On December 17, 2004, SEACOR completed the sale of $250.0 million aggregate principal amount of its 2.875% Convertible Debentures due December 15, 2024 (the “2.875% Convertible Debentures”). During 2009, the Company’s outstanding Convertible Debentures were purchased through open market transactions, converted into shares of SEACOR common stock, par value $0.01 per share (“Common Stock”) by the debenture holders, or redeemed in cash. Total consideration paid by the Company on these settlements of the Convertible Debentures was $253.8 million, including 2,918,977 shares of Common Stock valued at $217.2 million and $36.6 million in cash. Consideration of $240.3 million, including Common

Stock valued at $205.7 million and $34.6 million in cash, was allocated to the settlement of long-term debt resulting in a debt extinguishment loss of $9.4 million included in the accompanying consolidated statements of income. Consideration of $13.5 million, including Common Stock valued at $11.5 million and $2.0 million in cash, was allocated to the purchase of the conversion option embedded in the Convertible Debentures as included in the accompanying consolidated statements of changes in equity.

5.875% Senior Notes. In 2002, SEACOR sold $200.0 million aggregate principal amount of its 5.875% Senior Notes due October 1, 2012 (the “5.875% Senior Notes”). The 5.875% Senior Notes were issued under a supplemental indenture dated as of September 27, 2002 (the “2002 Supplemental Indenture”) to the base indenture relating to SEACOR’s senior debt securities, dated as of January 10, 2001, between SEACOR and U.S. Bank National Association, as trustee. Interest on the 5.875% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 5.875% Senior Notes may be redeemed at any time, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, plus a specified “make-whole” premium. The 2002 Supplemental Indenture contained covenants including, among others, limitations on liens and sale and leasebacks of certain Principal Properties, as defined, and certain restrictions on SEACOR consolidating with or merging into any other Person, as defined. During the year ended December 31, 2010, the Company purchased $2.4 million, in principal amount, of its 5.875% Senior Notes for $2.5 million resulting in a loss on debt extinguishment of $0.1 million. During the year ended December 31, 2009, the Company purchased $18.4 million, principal amount, of its 5.875% Senior Notes at a price of 100 percent of par without a material gain or loss.

Title XI Bonds. Five double-hull product and chemical tankers (the “Title XI tankers”) owned by subsidiaries of the Company (the “Title XI companies”) were financed through the issuance of U.S. Government Guaranteed Ship Financing Bonds (the “Title XI Bonds” or “Title XI financing”). Seven series of bonds comprise the Title XI Bonds bearing interest at rates ranging from 6.50% to 7.54% with semi-annual principal and interest payments and maturing through June 2024. During the year ended December 31, 2010, the Company redeemed all of the outstanding bonds on two of the Company’s double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make-whole premium, resulting in a loss on debt extinguishment of $0.2 million. Following the redemption, three series of bonds remained outstanding each with an interest rate of 6.50%.

A percentage of earnings attributable to each of the Title XI tankers’ operations is required to be deposited into Title XI reserve fund bank accounts. Cash held in these accounts is invested as prescribed by Title XI financing agreements. Withdrawals from these accounts are permitted for limited purposes, subject to the prior approval of the U.S. Maritime Administration. As of December 31, 2010 and 2009, the Title XI reserve fund account balances were $9.6 million and $16.6 million, respectively. During the year ended December 31, 2010, $7.0 million of Title XI reserve funds were released following the redemption of the bonds, as described above.

The Title XI financing agreements contain covenants restricting cash distributions subject to certain financial tests. Failure to meet these financial tests, among other things, restricts Title XI companies from (1) distributing capital; (2) paying dividends; (3) increasing employee compensation and paying other indebtedness; (4) incurring additional indebtedness; (5) making investments and (6) acquiring fixed assets. Cash distributions (as defined in the Title XI financing agreements) from a Title XI company are prohibited until such company achieves certain levels of working capital. As of December 31, 2010 and 2009, the Title XI companies held $12.7 million and $34.0 million in restricted cash that was limited in use for the operation of the tankers and cannot be used to fund the Company’s general working capital requirements.

In the event of default (as defined in the Title XI financing agreements), all of the Title XI tankers, in addition to the assignment of earnings relating to those vessels and the funds on deposit in the Title XI reserve fund accounts, serve as collateral for the repayment of the Title XI Bonds. The aggregate net book value as of December 31, 2010 of the Title XI tankers was $155.4 million.

Revolving Credit Facility. The Company has a $450.0 million unsecured revolving credit facility that matures in November 2013. Advances under the facility are available for general corporate purposes. This facility will be reduced by 10% of the maximum committed amount during its term at the beginning of each of the final two years of the credit agreement. Interest on advances will be charged at a rate per annum of LIBOR plus an applicable margin of 60 basis points through November 2011 and 67.5 basis points thereafter. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at the rate of 17.5 basis points through November 2011 and at the rate of 22.5 basis points thereafter. The revolving credit facility contains various restrictive covenants including interest coverage, secured debt to total capitalization, funded debt to total capitalization ratios, as well as other customary covenants, representations and warranties, funding conditions and events of default, including a cross-default as defined in the credit agreement. As of December 31, 2010, the Company had $125.0 million outstanding borrowings under the revolving credit facility and the remaining availability under this facility was $323.5 million, net of issued letters of credit of $1.5 million.

Other. The Company has various other obligations including ship, helicopter, equipment and facility mortgages and short term financing for certain Commodity Trading and Logistics inventories. These obligations have maturities ranging from several days through May 2021 and, as of December 31, 2010, have interest rates ranging from 3.0% to 8.5%, and require periodic payments of interest and principal. During the years ended December 31, 2010, 2009 and 2008 proceeds from the issuance of other debt was $38.7 million, $52.2 million and $11.8 million, respectively and repayments on other debt was $4.9 million, $40.5 million and $3.1 million for the years December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had other outstanding letters of credit, apart from the revolving credit facility, totaling $39.4 million with various expiration dates through 2014.

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

The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, together with the present value of the net minimum lease payments for the years ended December 31 are as follows (in thousands):

2011	$1,402
2012	2,657
2013	2,959

Total minimum lease payments	7,018
Premium on capital leases	242
Less amounts representing interest	(737)

Present value of minimum lease payments (including current portion of $1,030)	$6,523

As of December 31, 2010 and 2009, the Company had $11.0 million and $11.6 million, respectively, of equipment subject to capital lease obligations. Amortization of assets under capital leases is included in deprecation and amortization in the accompanying consolidated statements of income.

10.	COMMON STOCK

From time to time, SEACOR’s Board of Directors grants authorization to purchase shares of Common Stock. During the years ended December 31, 2010, 2009 and 2008, the Company acquired for treasury

1,811,700, 606,576 and 2,824,717 shares of Common Stock, respectively, for an aggregate purchase price of $137.1 million, $45.9 million and $240.1 million, respectively. As of December 31, 2010, SEACOR had authorization to repurchase $113.0 million of Common Stock.

SEACOR’s Board of Directors declared a Special Cash Dividend of $15.00 per common share payable to shareholders of record on December 14, 2010. On or about December 21, 2010, the Company paid these dividends totaling $319.7 million on 21,312,130 common shares, including dividends of $5.0 million related to 334,099 outstanding restricted share awards. The Compensation Committee of SEACOR’s Board of Directors elected, at its discretion, to pay the dividend on the restricted share awards in December 2010 rather than depositing amounts in escrow pending the lapsing of restrictions.

11.	SAVINGS PLANS

SEACOR Savings Plan. The Company provides a defined contribution plan to its employees (the “Savings Plan”). The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of SEACOR. The Company’s Savings Plan costs were $3.0 million, $3.1 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The obligations of the Company to pay deferred compensation under the Deferred Compensation Plan are general unsecured obligations of the Company and rank equally with other unsecured indebtedness of the Company that is outstanding from time to time. As of December 31, 2010 and 2009, the Company had an obligation of $2.7 million and $3.5 million, respectively, related to the Deferred Compensation Plan and is included in the accompanying consolidated balance sheets as deferred gains and other liabilities. The total amount of the Company’s obligation under the Deferred Compensation Plan will vary depending upon the level of participation by participants and the amount of compensation that participants elect to defer under the plan. The duration of the Deferred Compensation Plan is indefinite (subject to the Board of Directors’ discretion to amend or terminate the plan).

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

Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation plans during the years ended December 31:

	2010	2009	2008
Restricted stock awards granted	230,662	141,750	141,190

Restricted stock awards forfeited	(2,238)	(7,550)	(2,320)

Director stock awards granted	4,250	5,000	5,000

Restricted Stock Unit Activities:
Outstanding as of the beginning of year	1,070	1,445	1,820
Granted	63	600	—
Converted to shares	(602)	(975)	(375)

Outstanding as of the end of year	531	1,070	1,445

Shares released from Deferred Compensation Plan	(2,206)	(1,207)	(1,207)

Stock Option Activities:
Outstanding as of the beginning of year	1,220,601	1,129,685	1,017,031
Granted	244,450	223,850	203,138
Exercised	(324,270)	(93,394)	(90,221)
Forfeited	(6,100)	(23,070)	(263)
Expired	(4,325)	(16,470)	—

Outstanding as of the end of year	1,130,356	1,220,601	1,129,685

Employee Stock Purchase Plan shares issued	39,231	49,077	31,703

Shares available for issuance under Share Incentive and Employee Stock Purchase Plans as of the end of year	1,057,781	1,624,172	722,699

During the years ended December 31, 2010, 2009 and 2008, the Company recognized $19.6 million, $13.4 million and $12.7 million, respectively, of compensation expense related to stock awards, stock options, employee stock purchase plan purchases, restricted stock and restricted stock units (collectively referred to as “share awards”). As of December 31, 2010, the Company had approximately $36.2 million in total unrecognized compensation costs of which $13.2 million and $9.9 million are expected to be recognized in 2011 and 2012, respectively, with the remaining balance recognized through 2015.

The weighted average values of grants under the Company’s Share Incentive Plans were $53.05, $36.57 and $51.65 for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of each option granted during the years ended December 31, 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) weighted average expected volatility of 29.3%, 31.5% and 23.5%, respectively, (c) weighted average discount rates of 1.86%, 2.04% and 2.49%, respectively, and (d) expected lives of 5.90 years, 5.66 years and 5.55 years, respectively.

During the year ended December 31, 2010, the number of shares and the weighted average grant price of restricted stock and restricted stock unit transactions were as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2009	340,618	$77.47	1,070	$72.42
Granted	230,662	$80.64	63	$79.53
Vested	(236,561)	$79.65	(602)	$76.82
Forfeited	(2,238)	$81.54	—	$—

Nonvested as of December 31, 2010	332,481	$78.09	531	$68.62

During the years ended December 31, 2010, 2009 and 2008, the total grant date fair value of restricted stock and restricted stock units that vested was $18.9 million, $8.0 million and $6.2 million, respectively. During the year ended December 31, 2010, the Company accelerated the vesting date for all restricted stock and restricted stock units that were scheduled to vest in 2011 into 2010 resulting in additional compensation expense of $3.1 million.

During the year ended December 31, 2010, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, as of December 31, 2009	520,570	$24.32	700,031	$62.80	1,220,601	$69.61
Granted	244,450	$26.71	—	$—	244,450	$83.78
Vested	(188,520)	$25.24	188,520	$78.15	—	$—
Exercised	—	$—	(324,270)	$57.48	(324,270)	$57.48
Forfeited	(3,100)	$25.40	(3,000)	$92.05	(6,100)	$88.78
Expired	—	$—	(4,325)	$89.42	(4,325)	$89.42

Outstanding, as of December 31, 2010	573,400	$25.03	556,956	$53.29	1,130,356	$59.77

During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of exercised stock options was $13.6 million, $3.8 million and $4.4 million, respectively. As of December 31, 2010, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 6.75 and 4.99 years, respectively. As of December 31, 2010, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $46.7 million and $26.6 million, respectively.

As a result of the Special Cash Dividend (see Note 10) paid during the year ended December 31, 2010, the Company reduced the exercise prices for all outstanding stock options as of the Special Cash Dividend record date by the dividend amount of $15.00. As a result of the adjustment, both the aggregate intrinsic value and the ratio of the exercise price to the market price will be approximately equal immediately prior to and after the Special Cash Dividend record date. As the adjustment was made in accordance with the anti-dilution provisions of the Share Incentive Plans, no compensation expense was recognized for the adjustment.

13.	RELATED PARTY TRANSACTIONS

The Company manages barge pools as part of its Inland River Services segment. Pursuant to the pooling agreements, operating revenues and expenses of participating barges are combined and the net results are allocated on a pro-rata basis based on the number of barge days contributed by each participant. Mr. Charles Fabrikant, the Executive Chairman of SEACOR, companies controlled by Mr. Fabrikant and trusts for the benefit of Mr. Fabrikant’s two children, own barges that participate in the barge pools managed by the Company. Mr. Fabrikant and his affiliates were participants in the barge pools prior to the acquisition of SCF Marine Inc. by SEACOR in 2000. In the years ended December 31, 2010, 2009 and 2008, Mr. Fabrikant and his affiliates earned $1.1 million, $1.0 million and $1.7 million, respectively, of net barge pool results (after payment of $0.1 million, $0.1 million and $0.1 million, respectively, in management fees to the Company). As of December 31, 2010, 2009 and 2008, the Company owed Mr. Fabrikant and his affiliates $0.5 million, $0.4 million and $0.7 million, respectively, for undistributed net barge pool results. Mr. Fabrikant and his affiliates participate in the barge pools on the same terms and conditions as other pool participants who are unrelated to the Company.

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

Mr. Fabrikant is also a director of Diamond Offshore Drilling, Inc. (“Diamond”), which is also a customer of the Company. The total amount earned from business conducted with Diamond did not exceed $5.0 million in any of the years ended December 31, 2010, 2009 or 2008.

14.	COMMITMENTS AND CONTINGENCIES

The Company’s unfunded capital commitments as of December 31, 2010 consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge, inland river dry cargo barges and other equipment. These commitments totaled $254.3 million, of which $169.9 million is payable during 2011 and the balance payable through 2013. Subsequent to December 31, 2010, the Company committed to purchase additional equipment for $10.8 million.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth

Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. One of the three plaintiffs in the District Court litigation urged the USCG to reach a contrary result with respect to the segregated ballast work, and it is possible that the plaintiff will ask the District Court to set aside this aspect of the USCG’s decision as well. The loss of coastwise eligibility for its two retrofitted tankers could lead to impairment concerns and could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $46.0 million as of December 31, 2010 and such tankers contributed operating revenues of $19.8 million during the year ended December 31, 2010.

Certain subsidiaries of the Company are participating employers in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Officers Pension Fund (“MNOPF”). Under the direction of a court order, any deficit of the MNOPF is to be remedied through funding contributions from all participating employers. The Company’s participation relates to officers employed between 1978 and 2002 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation of the MNOPF in 2003, the Company was invoiced and expensed $4.4 million in 2005, representing the Company’s allocated share of a total funding deficit of $412.0 million. Subsequent to this invoice, the pension fund trustees determined that $49.0 million of the $412.0 million deficit was deemed uncollectible due to the non-existence or liquidation of certain participating employers and the Company was invoiced and expensed $0.6 million in 2007 for its allocated share of the uncollectible deficit. Based on an actuarial valuation of the MNOPF in 2006, the Company was invoiced and expensed $3.9 million in 2007, representing the Company’s allocated share of an additional funding deficit of $332.6 million. Based on an actuarial valuation of the MNOPF in 2009, the Company was invoiced and expensed $7.8 million in 2010, representing the Company’s allocated share of an additional funding deficit of $636.9 million. Depending on the results of future actuarial valuations, it is possible that the MNOPF will experience further funding deficits, requiring the Company to recognize payroll related operating expenses in the periods invoices are received.

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

On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Aviation, Inc., Era Helicopters LLC and two other defendants (collectively the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D.Del.). SEACOR acquired Era Group Inc., Era Aviation, Inc., and Era Helicopters LLC in December 2004. The complaint alleges that the Defendants violated federal antitrust laws by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. On September 14, 2010, the District Court entered an order dismissing the complaint. On November 30, 2010, the District Court granted the plaintiffs motion for reconsideration and amendment (the “Motions”), and ordered limited discovery strictly in regard to the allegations set forth on the plaintiff’s amended complaint. The limited discovery was completed and the defendants have filed a motion for summary judgment, which is pending. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and intends to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from or limitation of liability in relation to any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court has set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.

On July 20, 2010, two individuals purporting to represent a class commenced a civil action in the Civil District Court for the Parish of Orleans in the State of Louisiana, John Wunstell, Jr. and Kelly Blanchard v. BP, et al., No. 2010-7437 (Division K) (the “Wunstell Action”), in which they assert, among other theories, that Mr. Wunstell suffered injuries as a result of his exposure to certain noxious fumes and chemicals in connection with the provision of remediation, containment and response services by O’Brien’s Response Management Inc. (“O’Brien’s), a subsidiary of SEACOR. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint also seeks to establish a “class-wide court-supervised medical monitoring program” for all individuals “participating in BP’s Deepwater Horizon Vessels of Opportunity Program and/or Horizon Response Program” who allegedly experience injuries similar to Mr. Wunstell. The Company believes this lawsuit has no merit and will seek its dismissal. Pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitations, to indemnify and defend O’Brien’s in connection with the Wunstell Action and claims asserted in the MDL.

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, the Company has also sought indemnity from the responsible party, pursuant to certain contractual arrangements for the claims asserted against NRC in the MDL.

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

During the year ended December 31, 2010, the Company received notice from the IRS of $12.6 million in proposed penalties regarding Marine Transportation Services’ informational excise tax filings for prior years. The Company intends to vigorously defend its position that the proposed penalties are erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations.

As of December 31, 2010, the Company leases 21 offshore support vessels, eleven helicopters, four barges, two tankers, one harbor tug and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of the tankers, which are subject to subleases, have durations of 143 and 158 months. The lease terms of the other equipment range in duration from one to seven years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies (see Note 4) and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).

Total rental expense for the Company’s operating leases in 2010, 2009 and 2008 was $56.0 million, $65.5 million and $66.4 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2010 were as follows (in thousands):

	Total Minimum Payments	Non-cancellable Subleases(1)	Net Minimum Payments
2011	$46,676	$(17,345)	$29,331
2012	39,717	(17,393)	22,324
2013	26,062	(17,345)	8,717
2014	24,580	(17,345)	7,235
2015	22,647	(17,345)	5,302
Years subsequent to 2015	135,434	(128,114)	7,320

(1)	The total minimum offsetting payments to be received under existing long-term bareboat charter-out arrangements (see Note 4).

15.	MAJOR CUSTOMERS AND SEGMENT INFORMATION

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

Offshore Marine Services. Offshore Marine Services operates a diversified fleet of support vessels primarily servicing offshore oil and gas exploration, development and production facilities worldwide. Vessels in this service are employed to deliver cargo and personnel to offshore installations, handle anchors for drilling rigs and other marine equipment, support offshore construction and maintenance work, provide standby safety support and emergency response services. From time to time, Offshore Marine Services supports projects such as well stimulation, seismic data gathering and offshore accommodation. Offshore Marine Services also offers logistics services in support of offshore oil and gas exploration, development and production operations, including shorebased, marine transport and other supply chain management services. This segment contributed 19%, 33% and 43% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Aviation Services. Aviation Services is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry, aircraft leasing, transportation services to hospitals, and flightseeing tours in Alaska. In addition, Aviation Services sells fuel and provides other services to corporate aircraft at its fixed base operation at Ted Stevens Anchorage International Airport. It also provides aircraft and flight crews under contracts, provides flight training services and manages customer-owned aircraft. Aviation Services operates a FAA approved maintenance repair station in Lake Charles, LA. Aviation Services contributed 9%, 14% and 15% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Inland River Services. Inland River Services owns, operates, invests in and markets inland river transportation equipment. The Company believes it operates one of the industry’s newest fleets of dry cargo and liquid tank barges transporting agricultural, industrial, chemical and petrochemical products on the U.S. Inland River Waterways, primarily the Mississippi River, Illinois River, Tennessee River, Ohio River and their tributaries and the Gulf Intracoastal Waterways. Inland River Services also owns towboats used for moving barges, fleeting operations used in barge loading and unloading activities, and deck barges for specialized projects. It also manages barges for third parties. Inland River Services contributed 6%, 9% and 9% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Marine Transportation Services. Marine Transportation Services operates a fleet of U.S.-flag product tankers, providing marine transportation services for petroleum products and chemicals moving in the U.S. domestic coastwise trade. This segment contributed 3%, 5% and 7% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Environmental Services. Environmental Services primarily provides emergency preparedness and response services to oil, chemical, industrial and marine transportation clients, and government agencies in the United States and abroad. In the United States, these services are generally rendered to those clients who store, transport, produce or handle petroleum and certain non-petroleum oils that are subject to the provisions of OPA 90 and various other federal, state and municipal regulations. Internationally, these services may be required by legislation and regulation of countries, international maritime conventions and environmental covenants placed on clients by their lending institutions. To a lesser extent, Environmental Services provides emergency preparedness and response services to governmental agencies arising from natural disasters and homeland security issues such as debris removal monitoring, public assistance projects, bio-terrorism, pandemic influenza and port security. Environmental Services also provides other services to oil, chemical, industrial and government clients including hazardous waste management, industrial and marine cleaning, salvage support, petroleum storage tank removal, pipeline repair and site remediation services. Business is conducted primarily through the Company’s wholly owned subsidiaries: National Response Corporation (“NRC”), O’Brien’s Response Management Inc. and SEACOR Environmental Services International Limited. Environmental Services contributed 33%, 8% and 10% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Commodity Trading and Logistics. Commodity Trading and Logistics operates an integrated business involved in the purchase, storage, transportation and sale of agricultural and energy commodities. The principal commodities currently involved are rice, sugar, ethanol and clean blendstocks. Commodity Trading and Logistics contributed 28%, 28% and 13% of consolidated operating revenues in 2010, 2009 and 2008, respectively.

Other Activities.

Harbor and Offshore Towing Services. As of December 31, 2010, Harbor and Offshore Towing Services operated a total of five ocean liquid tank barges and 30 vessels, of which 15 were conventional tugs, five were

Azimuth Stern Drive tugs, three were Forward Azimuth Drive tugs, three were tractor tugs and four were Ship Docking Modules (“SDM™”). SDMs™ are innovative vessels designed and patented by the Company that are maneuverable, efficient and flexible and require fewer crew members than conventional harbor tugs.

Other Joint Ventures, Leasing and Other Activities. The Company has investments in 50% or less owned companies which include a company that designs and manufactures water treatment systems for sale or lease, and three industrial aviation services businesses in Asia. The Company also engages in lending and leasing activities.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2010
Operating Revenues:
External customers	499,885	235,395	149,273	76,163	874,361	741,896	72,395	—	2,649,368
Intersegment	15,971	(29)	12,424	—	32	—	440	(28,838)	—

	515,856	235,366	161,697	76,163	874,393	741,896	72,835	(28,838)	2,649,368

Costs and Expenses:
Operating	309,587	147,233	97,178	39,275	593,288	729,135	43,365	(28,834)	1,930,227
Administrative and general	50,795	25,798	10,691	5,002	31,555	11,435	11,472	45,770	192,518
Depreciation and amortization	51,760	43,351	20,721	28,645	8,396	61	8,803	1,753	163,490

	412,142	216,382	128,590	72,922	633,239	740,631	63,640	18,689	2,286,235

Gains (Losses) on Asset Dispositions and Impairments, Net	29,474	764	31,928	(18,688)	510	—	1,203	47	45,238

Operating Income (Loss)	133,188	19,748	65,035	(15,447)	241,664	1,265	10,398	(47,480)	408,371

Other Income (Expense):
Derivative gains (losses), net	—	(118)	—	—	—	(4,580)	—	10,903	6,205
Foreign currency gains (losses), net	1,622	(1,511)	—	22	(105)	(531)	(16)	(5,608)	(6,127)
Other, net	1	50	2,237	—	1	787	44	597	3,717
Equity in Earnings (Losses) of 50% or Less Owned Companies	9,306	(137)	3,708	—	683	(604)	223	—	13,179

Segment Profit (Loss)	144,117	18,032	70,980	(15,425)	242,243	(3,663)	10,649

Other Income (Expense) not included in Segment Profit (Loss)									(38,687)
Less Equity Earnings included in Segment Profit									(13,179)

Income Before Taxes and Equity Earnings									373,479

Capital Expenditures	80,172	130,770	23,610	6,254	7,341	—	12,656	(10,177)	250,626

As of December 31, 2010
Property and Equipment	613,506	612,078	317,628	218,615	34,618	156	153,014	19,107	1,968,722
Investments, at Equity, and Advances to 50% or Less Owned Companies	45,384	27,912	40,553	—	2,160	14,467	51,911	—	182,387
Goodwill	13,367	353	1,743	—	45,014	—	1,302	—	61,779
Intangible Assets	8,013	—	1,094	1,936	9,596	—	530	—	21,169
Other current and long-term assets, excluding cash and near cash assets(1)	138,456	72,570	61,499	4,034	230,164	63,680	44,267	57,689	672,359

Segment Assets	818,726	712,913	422,517	224,585	321,552	78,303	251,024

Cash and near cash assets(1)									853,973

Total Assets									3,760,389

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2009
Operating Revenues:
External customers	557,269	235,595	143,503	92,866	145,648	472,575	63,882	—	1,711,338
Intersegment	5,022	72	11,595	—	119	—	472	(17,280)	—

	562,291	235,667	155,098	92,866	145,767	472,575	64,354	(17,280)	1,711,338

Costs and Expenses:
Operating	309,635	147,955	89,444	50,568	103,761	460,713	40,572	(17,552)	1,185,096
Administrative and general	47,031	21,396	8,764	4,122	25,452	12,644	10,422	32,167	161,998
Depreciation and amortization	54,869	37,358	19,357	32,006	7,150	29	8,172	1,151	160,092

	411,535	206,709	117,565	86,696	136,363	473,386	59,166	15,766	1,507,186

Gains (Losses) on Asset Dispositions and Impairments, Net	22,490	316	4,706	—	(197)	—	363	(3)	27,675

Operating Income (Loss)	173,246	29,274	42,239	6,170	9,207	(811)	5,551	(33,049)	231,827

Other Income (Expense):
Derivative gains (losses), net	(175)	266	—	—	—	4,028	—	6,842	10,961
Foreign currency gains (losses), net	2,451	1,439	—	(1)	9	498	136	3,555	8,087
Other, net	182	—	—	—	—	25	(54)	91	244
Equity in Earnings (Losses) of 50% or Less Owned Companies	9,867	(487)	3,882	—	225	(95)	(811)	—	12,581

Segment Profit	185,571	30,492	46,121	6,169	9,441	3,645	4,822

Other Income (Expense) not included in Segment Profit									(36,105)
Less Equity Earnings included in Segment Profit									(12,581)

Income Before Taxes and Equity Earnings									215,014

Capital Expenditures	39,135	90,762	14,711	124	7,336	120	23,076	4,760	180,024

As of December 31, 2009
Property and Equipment	727,256	523,195	267,971	364,745	35,728	228	155,599	4,026	2,078,748
Investments, at Equity, and Advances to 50% or Less Owned Companies	48,460	26,399	84,581	—	2,109	14,567	10,698	—	186,814
Goodwill	13,367	353	1,743	—	37,806	—	1,302	—	54,571
Intangible Assets	10,226	—	1,465	2,332	8,891	—	640	—	23,554
Other current and long-term assets, excluding cash and near cash assets(1)	171,521	69,679	56,914	8,658	41,943	86,676	27,061	59,673	522,125

Segment Assets	970,830	619,626	412,674	375,735	126,477	101,471	195,300

Cash and near cash assets(1)									857,807

Total Assets									3,723,619

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the year ended December 31, 2008
Operating Revenues:
External customers	705,967	248,569	138,662	114,028	167,948	208,264	72,518	—	1,655,956
Intersegment	2,761	58	5,360	—	82	—	363	(8,624)	—

	708,728	248,627	144,022	114,028	168,030	208,264	72,881	(8,624)	1,655,956

Costs and Expenses:
Operating	390,102	181,490	82,419	72,246	117,326	189,905	45,821	(8,193)	1,071,116
Administrative and general	58,422	20,130	7,887	6,302	27,527	8,960	9,966	35,684	174,878
Depreciation and amortization	55,634	36,411	16,582	32,013	7,053	—	7,750	983	156,426

	504,158	238,031	106,888	110,561	151,906	198,865	63,537	28,474	1,402,420

Gains (Losses) on Asset Dispositions and Impairments, Net	69,206	4,883	10,394	3,629	124	—	1,315	(398)	89,153

Operating Income (Loss)	273,776	15,479	47,528	7,096	16,248	9,399	10,659	(37,496)	342,689

Other Income (Expense):
Derivative gains (losses), net	—	274	—	—	—	(429)	15	(13,448)	(13,588)
Foreign currency gains (losses), net	(422)	271	—	55	(318)	70	(149)	(7,344)	(7,837)
Other, net	(12)	38	16	—	—	8	4	266	320
Equity in Earnings (Losses) of 50% or Less Owned Companies	11,068	(461)	388	—	616	173	285	—	12,069

Segment Profit	284,410	15,601	47,932	7,151	16,546	9,221	10,814

Other Income (Expense) not included in Segment Profit									(3,658)
Less Equity Earnings included in Segment Profit									(12,069)

Income Before Taxes and Equity Earnings									317,926

Capital Expenditures	113,306	220,623	54,562	6,727	8,999	—	23,256	1,005	428,478

As of December 31, 2008
Property and Equipment	794,461	495,410	276,471	396,242	33,099	—	140,159	3,674	2,139,516
Investments, at Equity, and Advances to 50% or Less Owned Companies	27,674	27,415	77,938	—	1,839	2,186	13,010	—	150,062
Goodwill	13,367	353	1,493	—	34,981	—	1,302	—	51,496
Intangible Assets	12,623	—	1,788	2,717	10,603	—	747	—	28,478
Other current and long-term assets, excluding cash and near cash assets(1)	165,746	63,154	40,561	11,838	58,039	47,037	25,759	22,165	434,299

Segment Assets	1,013,871	586,332	398,251	410,797	138,561	49,223	180,977

Cash and near cash assets(1)									655,803

Total Assets									3,459,654

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

In 2010, one customer (BP p.l.c.) was responsible for $871.4 million, or 33%, of consolidated operating revenues. In 2009 and 2008, the Company did not earn revenues that were greater than or equal to 10% of total revenues from a single customer. For the years ended December 31, 2010, 2009 and 2008, approximately 16%, 30% and 32%, respectively, of the Company’s operating revenues were derived from its foreign operations. The Company’s foreign revenues are primarily derived from its Offshore Marine Services fleet. These vessels are highly mobile and regularly and routinely move between countries within a geographical region of the world. In addition, these vessels may be redeployed among the geographical regions as changes in market conditions dictate. Because of this asset mobility, revenues and long-lived assets, primarily property and equipment, in any one country are not considered material. The following represents the Company’s revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2010	2009	2008
Operating Revenues:
United States	$2,229,353	$1,190,218	$1,130,867
Africa, primarily West Africa	123,073	191,360	162,998
United Kingdom, primarily North Sea	76,009	73,848	80,025
Asia	34,809	35,737	45,226
Middle East	58,904	81,970	88,421
Mexico, Central and South America	103,136	115,703	118,381
Other	24,084	22,502	30,038

	$2,649,368	$1,711,338	$1,655,956

The Company’s long-lived assets are primarily its property and equipment that are employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2010	2009	2008
Property and Equipment:
United States	$1,340,611	$1,386,745	$1,512,645
Africa, primarily West Africa	129,198	128,745	122,261
United Kingdom, primarily North Sea	76,154	69,893	47,297
Asia	44,496	49,550	46,586
Middle East	65,314	83,107	81,367
Mexico, Central and South America	267,623	306,265	273,169
Other	45,326	54,443	56,191

	$1,968,722	$2,078,748	$2,139,516

16.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Supplemental information for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Income taxes paid	$151,501	$47,535	$31,560
Income taxes refunded	25,901	7,534	6,991
Interest paid, excluding capitalized interest	43,445	52,155	55,143
Schedule of Non-Cash Investing and Financing Activities:
Company financed purchase of vessels	—	—	33,381
Company financed purchase of noncontrolling interests	—	7,000	—
Company financed sale of vessels	7,088	7,603	1,500
Equipment received on extinguishment of note receivable	6,211	—
Contribution of assets to business ventures	—	14,685	2,517
Settlement of Convertible Debentures, including purchase of conversion option – Common Stock	—	217,174	—
Acquisition of Trident – Notes payable	—	—	504

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Dec. 31,	Sept. 30,	June 30,	March 31,
2010
Operating Revenues	$580,384	$979,833	$694,576	$394,575
Operating Income	39,643	228,571	126,516	13,641
Net Income	27,200	150,272	64,647	3,865
Net Income attributable to SEACOR Holdings Inc.	27,103	149,938	64,082	3,601
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.30	$7.21	$2.95	$0.16
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.27	$7.14	$2.93	$0.16
Special Cash Dividend Declared and Paid Per Common Share of SEACOR Holdings Inc.	$15.00	$—	$—	$—
2009
Operating Revenues	$476,510	$446,079	$389,233	$399,516
Operating Income	46,646	42,062	53,201	89,918
Net Income	22,429	26,240	42,641	53,793
Net Income attributable to SEACOR Holdings Inc.	22,226	26,282	42,308	52,994
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$1.09	$1.32	$2.13	$2.68
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$1.04	$1.23	$1.91	$2.36

SEACOR HOLDINGS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

Description	Balance Beginning of Year	Charges to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2010
Allowance for doubtful accounts (deducted from trade and notes receivable)	$5,909	$1,330	$(1,197)	$6,042
Year Ended December 31, 2009
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,618	$1,717	$(2,426)	$5,909
Year Ended December 31, 2008
Allowance for doubtful accounts (deducted from trade and notes receivable)	$6,172	$1,392	$(946)	$6,618

(1)	Trade and notes receivable amounts deemed uncollectible are removed from accounts receivable and allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1 (a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.2*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR SMIT Inc. (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and filed with the Commission on August 14, 1997).

3.3*	Certificate of Amendment to the Restated Certificate of Incorporation of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-126613) filed with the Commission on July 15, 2005).

3.4*	Second Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (No. 333-129356) filed with the Commission on November 1, 2005).

3.5*	Third Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company Current Report on Form 8-K filed with the Commission on March 17, 2009).

3.6*	Fourth Amended and Restated Bylaws of SEACOR Holdings Inc. (incorporated by reference to Exhibit 3.1 of the Company Current Report on Form 8-K filed with the Commission on September 20, 2010).

4.1*	Indenture, dated as of September 22, 1997, between SEACOR SMIT Inc. and First Trust National Association, as trustee (including therein Form of Exchange Note 7.20% Senior Notes Due 2009) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.2*	Investment and Registration Rights Agreement, dated as of March 14, 1995, by and among SEACOR Holdings Inc., Miller Family Holdings, Inc., Charles Fabrikant, Mark Miller, Donald Toenshoff, Alvin Wood, Granville Conway and Michael Gellert (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 1995).

4.3*	Investment and Registration Rights Agreement, dated as of May 31, 1996, among SEACOR Holdings Inc. and the persons listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 1996).

4.4*	Registration Rights Agreement, dated November 5, 1996, between SEACOR Holdings Inc. and Credit Suisse First Boston Corporation, Salomon Brothers Inc. and Wasserstein Perella Securities, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 filed with the Commission on November 14, 1996).

4.5*	Investment and Registration Rights Agreement, dated as of December 19, 1996, by and between SEACOR Holdings Inc. and Smit International Overseas B.V. (incorporated herein by reference to Exhibit 4.0 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

4.6*	Investment and Registration Rights Agreement, dated as of January 3, 1997, among SEACOR Holdings Inc., Acadian Offshore Services, Inc., Galaxie Marine Service, Inc., Moonmaid Marine, Inc. and Triangle Marine, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (No. 333-20921) filed with the Commission on January 31, 1997).

Exhibit Number	Description
4.7*	Investment and Registration Rights Agreement, dated October 27, 1995, by and between SEACOR Holdings Inc. and Coastal Refining and Marketing, Inc. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.8*	Investment and Registration Rights Agreement, dated November 14, 1995, by and between SEACOR Holdings Inc. and Compagnie Nationale de Navigation (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (No. 33-97868) filed with the Commission on November 17, 1995).

4.9*	Registration Agreement, dated as of September 22, 1997, between SEACOR Holdings Inc. and the Initial Purchasers (as defined therein) (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-38841) filed with the Commission on October 27, 1997).

4.10*	Investment and Registration Rights Agreement, dated as of April 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-37492) filed with the Commission on May 19, 2000).

4.11*	Investment and Registration Rights Agreement, dated as of December 19, 2000, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.12*	Investment and Registration Rights Agreement, dated as of January 9, 2001, among SEACOR SMIT Inc. and the other parties thereto (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 333-56842) filed with the Commission on March 9, 2001).

4.13*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.14*	Form of Indenture, dated as of January 10, 2001, among SEACOR SMIT Inc. and U.S. Bank Trust National Association as trustee (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 of the Company’s Registration Statement on Form S-3/A (No. 333-53326) filed with the Commission on January 18, 2001).

4.15*	Indenture, dated as of December 17, 2004, between SEACOR Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.16*	Registration Rights Agreement, dated December 17, 2004, between the Company and Credit Suisse-First Boston LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.17*	Registration Rights Agreement, dated March 16, 2005, by and among SEACOR Holdings Inc. and the holders named therein (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

4.18*	Stockholders’ Agreement, dated as of March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and the stockholders named therein (incorporated herein reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

Exhibit Number	Description
4.19*	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.8 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.20*	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes) (incorporated herein by reference to Exhibit 4.7 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110138) filed with the Commission on October 31, 2003).

4.21*	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of Seabulk International, Inc.’s Registration Statement on Form S-4 (No. 333-110-138) filed with the Commission on October 31, 2003).

4.22*	Second Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 of Seabulk International, Inc.’s Annual Report on Form 10-K (No. 000-28732) for the year ended December 31, 2003 filed with the Commission on March 30, 2004).

4.23*	Third Supplemental Indenture, dated as of February 28, 2006, among Seabulk International, Inc., SEACOR Holdings Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2006).

4.24*	Supplemental Indenture, dated September 24, 2009, between SEACOR Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with Commission on September 24, 2009).

4.25*	Form of Global Note representing the 7.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2009).

10.1*+	SEACOR Holdings Inc. 1996 Share Incentive Plan (incorporated herein by reference to Annex A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on March 18, 1996).

10.2*+	SEACOR SMIT Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and filed with the Commission on August 14, 2000).

10.3*	Form of Management Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.4*	License Agreement, dated December 19, 1996, between SEACOR Holdings Inc., certain subsidiaries of SEACOR Holdings Inc. and Smit Intemationale N.V. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 1996).

10.5*+	Form of Type A Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.6*+	Form of Type B Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

Exhibit Number	Description
10.7*+	Form of Option Agreement for Officers and Key Employees Pursuant to the SEACOR SMIT Inc. 1996 Share Incentive Plan (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Commission on March 30, 2000).

10.8*+	SEACOR SMIT Inc. 2003 Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004).

10.9*+	SEACOR SMIT Inc. 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2004).

10.10*+	Form of Option Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.11*+	Form of Restricted Stock Grant Agreement used under the Company’s 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004).

10.12*	Stock Purchase Agreement, among Rowan Companies, Inc., Era Aviation, Inc. and SEACOR Holdings Inc., dated as of October 14, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2004).

10.13*	Purchase Agreement, dated February 4, 2005, between Bell/Agusta Aerospace Company LLC and Offshore Aviation Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission)(incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Commission on March 14, 2005).

10.14*	Agreement and Plan of Merger, dated March 16, 2005, among SEACOR Holdings Inc., SBLK Acquisition Corp., CORBULK LLC and Seabulk International, Inc. (incorporated herein reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2005).

10.15*	Form of Warrant Exchange Agreement (incorporated herein reference to Exhibit 10.32 of the Company’s Registration Statement (No. 333-124232) on Form S-4/A filed with the Commission on May 25, 2005).

10.16*+	SEACOR Nonqualified Deferred Compensation Plan, dated as of October 15, 2005 (incorporated herein reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (No. 333-126613) filed with the Commission on October 28, 2005).

10.17+	Compensation Arrangements for the Executive Officers.

10.18+	Compensation of Non-Employee Directors.

10.19*	Amendment No. 3 to Revolving Credit Facility Agreement, dated as of December 21, 2005, by and among the Company (as successor in interest to SEACOR SMIT Inc.), the banks and financial institutions named therein, Fleet National Bank, DNB NOR Bank ASA (formerly Den norske Bank ASA), Nordea and The Governor and Company of the Bank of Scotland, as Agents (incorporated herein by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K (No. 001-12289) for the fiscal year ended December 31, 2005 filed with the Commission on March 20, 2006).

Exhibit Number	Description
10.20*	Revolving Credit Facility Agreement between SEACOR Holdings Inc. as Borrower, and DNB Nor, ASA, as Agent (incorporated herein by reference to Exhibit 10.1 of SEACOR’s Quarterly Report on Form 10-Q (No. 001-12289) for the fiscal quarter ended September 30, 2006 filed with the Commission on November 7, 2006).

10.21*	SEACOR SMIT Inc. 2000 Employee Stock Purchase Plan, as amended February 14, 2001 (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-56714) filed with the Commission on March 8, 2001).

10.22*	SEACOR Holdings Inc. 2007 Share Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2007).

10.23*	Amendment No. 1 to SEACOR Holdings Inc.’s unsecured revolving credit facility agreement dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).

10.24*+	Form of Non-Employee Director Annual Share Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.25*+	Form of Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.26*+	Form of Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2008).

10.27*	Underwriting Agreement, dated September 21, 2009, between SEACOR Holdings Inc. and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s Current report on Form 8-K filed with the Commission on September 24, 2009).

10.28*	SEACOR Holdings Inc. 2009 Employee Stock Purchase Plan effective March 11, 2009 (incorporated herein by reference to Appendix A of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.29*	SEACOR Holdings Inc. 2007 Share Incentive Plan (as amended through March 11, 2009) (incorporated herein by reference to Appendix B of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.30*	SEACOR Holdings Inc. Management Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Proxy Statement on DEF 14-A filed with the Commission on April 7, 2009).

10.31+	Form of Restricted Stock Grant Agreement under the Company’s Amended 2007 Share Incentive Plan, as amended on February 17, 2011.

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.