Form 10-Q
period 2011-03-31
SEACOR HOLDINGS INC /NEW/
filed 2011-04-27
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011            or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of April 21, 2011 was 21,657,856. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$409,716	$370,028
Restricted cash	19,545	12,651
Marketable securities	149,026	147,409
Receivables:
Trade, net of allowance for doubtful accounts of $3,666 and $4,212 in 2011 and 2010, respectively	324,218	450,912
Other	55,475	72,448
Inventories	97,405	67,498
Deferred income taxes	5,442	5,442
Prepaid expenses and other	22,794	18,414

Total current assets	1,083,621	1,144,802

Property and Equipment	2,862,386	2,803,754
Accumulated depreciation	(875,140)	(835,032)

Net property and equipment	1,987,246	1,968,722

Investments, at Equity, and Advances to 50% or Less Owned Companies	190,472	182,387
Construction Reserve Funds & Title XI Reserve Funds	331,689	323,885
Goodwill	61,864	61,779
Intangible Assets	19,810	21,169
Other Assets, net of allowance for doubtful accounts of $1,830 in 2011 and 2010	59,996	57,645

	$3,734,698	$3,760,389

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$18,106	$14,618
Current portion of capital lease obligations	1,047	1,030
Accounts payable and accrued expenses	275,991	322,785
Other current liabilities	205,546	197,080

Total current liabilities	500,690	535,513

Long-Term Debt	694,872	697,427
Capital Lease Obligations	5,200	5,493
Deferred Income Taxes	563,023	567,880
Deferred Gains and Other Liabilities	150,593	156,711

Total Liabilities	1,914,378	1,963,024

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,333,746 and 36,110,719 shares issued in 2011 and 2010, respectively	363	361
Additional paid-in capital	1,233,250	1,225,296
Retained earnings	1,482,793	1,471,623
Shares held in treasury of 14,681,620 and 14,711,211 in 2011 and 2010, respectively, at cost	(901,386)	(903,004)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(3,102)	(3,995)
Derivative losses on cash flow hedges, net of tax	(2,511)	(2,933)
Other, net of tax	(111)	(111)

	1,809,296	1,787,237
Noncontrolling interests in subsidiaries	11,024	10,128

Total equity	1,820,320	1,797,365

	$3,734,698	$3,760,389

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Revenues	$472,264	$394,575

Costs and Expenses:
Operating	371,011	312,305
Administrative and general	46,394	40,891
Depreciation and amortization	40,059	41,397

	457,464	394,593

Gains on Asset Dispositions and Impairments, Net	7,255	13,659

Operating Income	22,055	13,641

Other Income (Expense):
Interest income	3,738	1,363
Interest expense	(10,041)	(12,324)
Debt extinguishment losses	(48)	(4)
Marketable security gains, net	1,534	1,961
Derivative gains (losses), net	(3,318)	2,776
Foreign currency gains (losses), net	5,059	(2,701)
Other, net	(178)	600

	(3,254)	(8,329)

Income Before Income Tax Expense and Equity In Earnings of 50% or Less Owned Companies	18,801	5,312
Income Tax Expense	7,366	2,316

Income Before Equity in Earnings of 50% or Less Owned Companies	11,435	2,996
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	34	869

Net Income	11,469	3,865
Net Income attributable to Noncontrolling Interests in Subsidiaries	299	264

Net Income attributable to SEACOR Holdings Inc.	$11,170	$3,601

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.53	$0.16
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.52	$0.16
Weighted Average Common Shares Outstanding:
Basic	21,104,739	22,269,771
Diluted	21,439,424	22,474,651

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity					Non- controlling Interests in Subsidiaries	Total Equity	Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Held in Treasury	Accumulated Other Comprehensive Loss
December 31, 2010	$361	$1,225,296	$1,471,623	$(903,004)	$(7,039)	$10,128	$1,797,365
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,672	—	—	1,672
Exercise of stock options	—	2,860	—	—	—	—	2,860
Director stock awards	—	84	—	—	—	—	84
Restricted stock and restricted stock units	2	76	—	—	—	—	78
Amortization of share awards	—	4,880	—	—	—	—	4,880
Cancellation of restricted stock	—	54	—	(54)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(443)	(443)
Cash received from noncontrolling interests	—	—	—	—	—	1,040	1,040
Comprehensive income:
Net income	—	—	11,170	—	—	299	11,469	$11,469
Other comprehensive income	—	—	—	—	1,315	—	1,315	1,315

Three months ended March 31, 2011	$363	$1,233,250	$1,482,793	$(901,386)	$(5,724)	$11,024	$1,820,320	$12,784

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Net Cash Provided by Operating Activities	$105,226	$50,216

Cash Flows from Investing Activities:
Purchases of property and equipment	(65,096)	(71,736)
Proceeds from disposition of property and equipment	13,632	28,828
Cash settlements on derivative transactions, net	3,314	—
Investments in and advances to 50% or less owned companies	(8,708)	(14,700)
Return of investments and advances from 50% or less owned companies	2,674	9,308
Net repayments (advances) on revolving credit line to 50% or less owned companies	(3,728)	450
Principal payments on third party notes receivable, net	545	67
Net increase in restricted cash	(6,894)	(1,910)
Net (increase) decrease in construction reserve funds and title XI reserve funds	(7,804)	37,078
Net increase in escrow deposits on like kind exchanges	(4,047)	—
Repayments of (investments in) leases, net	1,373	(15,198)
Business acquisitions, net of cash acquired	—	(17)

Net cash used in investing activities	(74,739)	(27,830)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(3,081)	(1,400)
Net borrowings (payments) on inventory financing arrangements	3,488	(13,663)
Common stock acquired for treasury	—	(19,848)
Proceeds and tax benefits from share award plans	4,633	1,583
Purchase of subsidiary shares from noncontrolling interests	—	(39)
Cash received from noncontrolling interests, net	597	—

Net cash provided by (used in) financing activities	5,637	(33,367)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	3,564	(2,762)

Net Increase (Decrease) in Cash and Cash Equivalents	39,688	(13,743)
Cash and Cash Equivalents, Beginning of Period	370,028	465,904

Cash and Cash Equivalents, End of Period	$409,716	$452,161

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Accounting Policy

The condensed consolidated financial information for the three months ended March 31, 2011 and 2010 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and 2010, its changes in equity for the three months ended March 31, 2011 and its cash flows for the three months ended March 31, 2011 and 2010. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR” refers to SEACOR Holdings Inc.

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet this criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities, for the three months ended March 31 were as follows (in thousands):

	2011	2010
Balance at beginning of period	$29,322	$15,015
Revenues deferred during the period	1,942	4,891
Revenues recognized during the period	(5,286)	(2,745)

Balance at end of period	$25,978	$17,161

As of March 31, 2011, deferred revenues included $16.5 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid through mid-2012. The Company expects to defer an additional $2.5 million of vessel charter hire under this arrangement through September 2011. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of March 31, 2011, deferred revenues also included $6.1 million related to audit provisions in certain of Environmental Services’ response service contracts. The amount of revenues ultimately recognized following the completion of the billing audits or the expiration of the audit period could differ from the amounts billed and those differences may be material.

Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of current period information. These reclassifications had no effect on net income as previously reported.

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

The Company’s assets and liabilities as of March 31, 2011 that are measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$104,429	$44,597	$—
Derivative instruments (included in other receivables)	9,253	6,966	—
Construction reserve funds and Title XI reserve funds	331,689	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	46,914	—	—
Derivative instruments (included in other current liabilities)	7,090	7,930	—

(1)	Marketable security gains (losses), net include losses of $0.6 million and gains of $1.7 million for the three months ended March 31, 2011 and 2010, respectively, related to marketable security positions held by the Company as of March 31, 2011.

The estimated fair value of the Company’s other financial assets and liabilities as of March 31, 2011 are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$429,261	$429,261
Investments, at cost, in 50% or less owned companies (included in other assets)	8,315	see below
Notes receivable from other business ventures (included in other assets)	12,789	see below
LIABILITIES
Long-term debt, including current portion	712,978	733,864

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. It was also not practicable to estimate the fair value of the Company’s notes receivable from other business ventures because the timing of settlement of these notes is not certain. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of March 31, 2011 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$2,041	$—
Interest rate swap agreements (cash flow hedges)	—	4,500

	2,041	4,500

Derivatives not designated as hedging instruments:
Options on equities and equity indices	422	1,003
Forward currency exchange, option and future contracts	2,094	295
Interest rate swap agreements	313	2,198
Commodity swap, option and future contracts:
Exchange traded	1,938	5,666
Non-exchange traded	2,179	1,136
U.S. treasury notes, rate locks and bond future and option contracts	7,232	222

	14,178	10,520

	$16,219	$15,020

Fair Value Hedges. As of March 31, 2011, the Company designated certain of its forward currency exchange contracts with notional values of €55.1 million as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2011 through 2013. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the three months ended March 31, 2011, the Company designated €47.1 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €56.0 million previously so designated as of December 31, 2010, and €48.0 million notional value matured. Subsequent to March 31, 2011, the Company designated €8.0 million notional value of its forward currency exchange contracts as fair value hedges and €8.0 million notional value matured.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the three months ended March 31 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010
Forward currency exchange contracts, effective and ineffective portions	$4,684	$(2,163)
Increase (decrease) in fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	(4,684)	2,063

	$—	$(100)

Cash Flow Hedges. As of March 31, 2011, the Company was a party to various interest rate swap agreements with maturities ranging from 2013 to 2014 that have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on LIBOR on these notional values. As of March 31, 2011, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $20.6 million and receive a variable interest rate based on LIBOR on the amortized notional value. By entering into these interest rate swap agreements, the Company and its joint venture have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the three months ended March 31 as follows (in thousands):

	Other comprehensive income (loss)		Derivative gains (losses), net
	2011	2010	2011	2010
Interest rate swap agreements, effective portion	$(99)	$(2,399)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	(79)	52
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	748	823	—	—

	$649	$(1,576)	$(79)	$52

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010
Options on equities and equity indices	$(263)	$292
Forward currency exchange, option and future contracts	418	(1,237)
Interest rate swap agreements	321	(1,191)
Commodity swap, option and future contracts:
Exchange traded	(3,127)	7,686
Non-exchange traded	(452)	(2,838)
U.S. treasury notes, rate locks and bond future and option contracts	(136)	112

	$(3,239)	$2,824

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2011, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $62.5 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. Subsequent to March 31, 2011, the Company entered into additional forward currency exchange contracts with an aggregate U.S. dollar equivalent of $74.5 million and contracts with an aggregate U.S dollar equivalent of $51.2 million matured.

The Company has entered into various interest rate swap agreements maturing in 2012 through 2015 that call for the Company to pay fixed interest rates ranging from 1.67% to 2.59% on aggregate amortized notional values of $100.0 million and receive a variable interest rate based on LIBOR on these amortized notional values. In addition, one of the Company’s Offshore Marine Services 50% or less owned companies has entered into an interest rate swap agreement maturing in 2014. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $26.8 million and receive a variable interest rate based on LIBOR on the amortized notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company has entered into and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sales contracts of ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as inventory balances from market changes. As of March 31, 2011, the net market exposure to ethanol and sugar under these positions was not material. The Company also enters into exchange traded positions (primarily natural gas, crude oil, gasoline, ethanol, and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of March 31, 2011, these positions were not material.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of March 31, 2011, these positions consisted primarily of treasury futures and options with a notional value of $15.3 million and a one-year rate-lock agreement with a notional value of $100.0 million. The treasury rate-lock agreement provides for a net cash settlement in October 2011 based on the then current ten-year U.S. Treasury Note versus the agreement rate of 2.845%.

4.	Business Acquisitions

SES Kazakhstan Acquisition. On August 31, 2010, the Company obtained a 100% controlling interest in SES-Borkit LLP through its acquisition of its partners’ interest for $1.0 million (cash of $0.6 million and contingent consideration of $0.4 million). Upon acquisition, SES-Borkit LLP was renamed SES-Kazakhstan LLP (“SES-Kazakhstan”). The selling partner has the opportunity to receive additional consideration of up to $0.4 million based on certain performance measures over the period from the date of acquisition through August 2013. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities. No additional consideration has been earned by the selling partner through March 31, 2011.

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad. The selling stockholders of PIER have the opportunity to receive additional consideration of up to $1.3 million, of which $0.7 million was accrued at acquisition, based upon certain performance measures over the period from the date of acquisition through May 2011. During the three months ended March 31, 2011, no additional consideration was earned by the selling stockholders. As of March 31, 2011, the Company had paid $0.2 million, in the aggregate, of additional consideration and reduced its accrued contingent liability.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned by the selling stockholder. As of March 31, 2011, no additional consideration had been earned by the selling stockholders.

SRI Acquisition. On September 7, 2007, the Company acquired all of the issued and outstanding shares of Solid Resources, Inc. and Solid Resources, LLC (collectively referred to as “SRI”), providers of environmental services in the southeastern United States. The selling stockholder of SRI has the opportunity to receive additional consideration of up to $39.5 million based upon certain performance measures over the period from the date of acquisition through September 30, 2011, which will be recognized by the Company as additional cost of the acquisition when the contingency is resolved and when any additional consideration is distributable. During the three months ended March 31, 2011, no additional consideration was earned by the selling stockholders. As of March 31, 2011, the Company had paid $6.0 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Subsequent Event. On April 13, 2011, the Company acquired from G&G Marine Inc. and certain of its related parties real property, vessels and a 70% interest in an operating company engaged in the container shipping trade between the United States, the Bahamas and the Caribbean. The operating company will lease-in the property and vessels purchased by the Company. The Company’s purchase price of $33.5 million included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable.

5.	Equipment Acquisitions, Dispositions, Impairments and Depreciation Policies

During the three months ended March 31, 2011, capital expenditures were $65.1 million. Equipment deliveries during the period included three helicopters, 55 inland river dry cargo barges and two liquid tank barges. In addition, the Company acquired the remaining interest in an offshore support vessel previously joint ventured.

During the three months ended March 31, 2011, the Company sold one offshore support vessel, two helicopters and other equipment for net proceeds of $13.6 million and recognized net gains of $6.2 million.

From time to time, the Company enters into vessel sale-leaseback transactions with finance companies, provides seller financing on sales of its vessels to third parties and sells vessels, helicopters and barges to its 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying condensed consolidated balance sheets in deferred gains and other liabilities. Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2011	2010
Balance at beginning of period	$131,836	$93,231
Deferred gains arising from vessel sales	—	—
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(5,596)	(4,147)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(1,074)	(3,667)

Balance at end of period	$125,166	$85,417

The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2011, impairment charges recognized by the Company related to long-lived assets held for use were insignificant.

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

As of March 31, 2011, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
Helicopters	12
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers(1)	25
Harbor and offshore tugs	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

Illinois Corn Processing. On November 20, 2009, the Company and an ingredients and distillery product manufacturer formed Illinois Corn Processing LLC (“ICP”), a 50-50 joint venture to own and operate an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. The Company also provided to ICP a $10.0 million term loan with a maturity in November 2015 and a $20.0 million revolving line of credit with a maturity in November 2012 subject to certain borrowing restrictions. During the three months ended March 31, 2011, the Company made net advances of $3.7 million under the revolving line of credit. As of March 31, 2011, the outstanding balances under the term loan and revolving line of credit were $7.6 million and $13.1 million, respectively, inclusive of unpaid and accrued interest.

Hawker Pacific. On December 15, 2010, the Company acquired a 32.5% interest in Hawker Pacific Airservices, Limited (“Hawker Pacific”) for $25.0 million in cash. Hawker Pacific is an aviation sales and support organization and a distributor of aviation components from some of the world’s leading manufacturers. The Company has performed a preliminary fair value analysis of Hawker Pacific as of the acquisition date. The excess of the purchase price over the Company’s interest in Hawker Pacific’s net assets has been initially allocated to intangible assets in the amount of $7.4 million. Finalization of the preliminary fair value analysis may result in revisions to this allocation.

Dart. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopter Services LLC (“Dart”), an international sales, marketing and manufacturing organization focusing on after-market helicopter accessories. The additional investment was made in accordance with an agreement whereby the

Company will contribute its ownership in Dart, and the Company’s partner will contribute its ownership in Dart along with other assets into a newly formed entity in which each partner will own a 50% interest.

Subsequent Event. Dynamic Offshore Drilling Ltd. (“Dynamic”) was established on April 4, 2011 to construct and operate drilling rigs. The Company acquired a 20% interest in Dynamic for $10.0 million. Dynamic’s first jack-up drilling rig will be constructed in Singapore and is scheduled for delivery in the first quarter of 2013. Dynamic also has an option to build an additional jack-up drilling rig, which must be exercised before September 2011.

7.	Commitments and Contingencies

The Company’s unfunded capital commitments as of March 31, 2011 consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other equipment. These commitments totaled $244.6 million, of which $164.8 million is payable during the remainder of 2011 with the balance payable through 2013. Of the total unfunded capital commitments, $2.8 million may be terminated without further liability. Subsequent to March 31, 2011, the Company committed to purchase additional equipment for $2.5 million.

The Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement and has issued a performance guarantee on behalf of one of its joint ventures both of which expire in 2011. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of March 31, 2011, the total amount guaranteed by the Company under these arrangements was $25.4 million. In addition, as of March 31, 2011, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.6 million.

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader

Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. OSG, the only remaining plaintiff in the litigation, filed a motion for summary judgment seeking to overturn the USCG’s determination. MTS and the USCG filed a cross motion for summary judgment to uphold the Coast Guard’s determination. On March 17, 2011, the District Court granted MTS’s motion for summary judgment and denied OSG’s motion for summary judgment holding that the Coast Guard’s well-reasoned decision to issue a coastwise endorsement to the Seabulk Trader was supported by the facts in the administrative record, was not arbitrary or capricious, and was in accord with the legislative history of the relevant legislation. The loss of coastwise eligibility for its two retrofitted tankers could lead to impairment concerns and could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $44.3 million as of March 31, 2011 and such tankers contributed operating revenues of $5.4 million during the year ended March 31, 2011.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. As of March 31, 2011, $0.2 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Depending on the results of the future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

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

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.

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

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, the Company has also sought indemnity from the responsible party pursuant to certain contractual arrangements for the claims asserted against NRC in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall multi-

district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife that allegedly participated in the clean-up effort who are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were also named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.

In addition, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) has named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, and Halliburton Energy Services Inc. have also filed cross-claims against O’Brien’s and NRC for contribution should they be found liable for any damages in Transocean’s Limitation of Liability Act action.

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

During the three months ended March 31, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible for any potential payment.

8.	Long-Term Debt and Capital Lease Obligations

As of March 31, 2011, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $40.4 million with various expiration dates through 2014.

During the three months ended March 31, 2011, the Company made payments on long term debt and capital lease obligations of $2.0 million and had net borrowings on its inventory financing arrangements of $3.5 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes and its 7.375% Senior Notes, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2011, the Company purchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012 for $1.1 million.

9.	Stock Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the three months ended March 31, 2011, the Company did not acquire any Common Stock for treasury. As of March 31, 2011, the remaining authority under the repurchase plan was $113.0 million.

10.	Earnings Per Common Share of SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options. For the three months ended March 31, 2011 and 2010, diluted earnings per common share of SEACOR excluded 182,839 and 872,444, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

Computations of basic and diluted earnings per common share of SEACOR for the three months ended March 31 were as follows (in thousands, except per share data):

	Net Income	Average O/S Shares	Per Share
2011
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$11,170	21,105	$0.53

Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	334

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$11,170	21,439	$0.52

2010
Basic Earnings Per Common Share of SEACOR Holdings Inc.	$3,601	22,270	$0.16

Effect of Dilutive Securities, net of tax:
Options and Restricted Stock	—	205

Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$3,601	22,475	$0.16

11.	Comprehensive Income

For the three months ended March 31, 2011 and 2010, total comprehensive income was $12.8 million and $1.3 million, respectively. The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the three months ended March 31 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2011
Foreign currency translation adjustments	$1,374	$(481)	$893
Derivative gains on cash flow hedges (see Note 3)	649	(227)	422

Other comprehensive income	$2,023	$(708)	$1,315

2010
Foreign currency translation adjustments	$(2,427)	$849	$(1,578)
Derivative losses on cash flow hedges (see Note 3)	(1,576)	552	(1,024)

Other comprehensive loss	$(4,003)	$1,401	$(2,602)

12.	Share Based Compensation

The following transactions have occurred in connection with the Company’s share based compensation plans during the three months ended March 31, 2011:

Director stock awards granted	1,000

Employee Stock Purchase Plan (“ESPP”) shares issued	30,151

Restricted stock awards granted	179,750

Restricted stock awards cancelled	560

Shares released from Deferred Compensation Plan	—

Restricted Stock Unit Activities:
Outstanding as of December 31, 2010	531
Granted	650
Converted to shares and issued to Deferred Compensation Plan	—

Outstanding as of March 31, 2011	1,181

Stock Option Activities:
Outstanding as of December 31, 2010	1,130,356
Granted	66,765
Exercised	(42,277)
Forfeited	—
Expired	—

Outstanding as of March 31, 2011	1,154,844

Shares available for future grants and ESPP purchases as of March 31, 2011	799,962

13.	Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2011
Operating Revenues:
External customers	80,323	56,155	43,928	17,224	63,086	194,012	17,536	—	472,264
Intersegment	21	—	2,541	88	—	—	—	(2,650)	—

	80,344	56,155	46,469	17,312	63,086	194,012	17,536	(2,650)	472,264

Costs and Expenses:
Operating	63,020	33,465	27,884	8,979	44,044	187,018	9,142	(2,541)	371,011
Administrative and general	11,770	7,020	2,697	1,417	7,551	2,660	2,620	10,659	46,394
Depreciation and amortization	12,533	11,919	5,622	4,978	2,231	13	2,289	474	40,059

	87,323	52,404	36,203	15,374	53,826	189,691	14,051	8,592	457,464

Gains on Asset Dispositions and Impairments, Net	4,364	2,194	697	—	—	—	—	—	7,255

Operating Income (Loss)	(2,615)	5,945	10,963	1,938	9,260	4,321	3,485	(11,242)	22,055

Other Income (Expense):
Derivative gains (losses), net	—	310	—	—	—	(4,750)	—	1,122	(3,318)
Foreign currency gains (losses), net	725	353	—	16	(51)	(5)	1	4,020	5,059
Other, net	—	—	1	—	—	—	(1)	(178)	(178)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	735	(99)	(256)	—	(8)	51	(389)	—	34

Segment Profit (Loss)	(1,155)	6,509	10,708	1,954	9,201	(383)	3,096

Other Income (Expense) not included in Segment Profit									(4,817)
Less Equity Earnings included in Segment Profit									(34)

Income Before Taxes and Equity Earnings									18,801

Capital Expenditures	18,093	9,209	31,521	4,199	1,774	—	229	71	65,096

As of March 31, 2011
Property and Equipment	617,170	603,904	343,618	217,938	34,786	143	150,983	18,704	1,987,246
Investments, at Equity, and Receivables from 50% or Less Owned Companies	45,865	32,669	40,472	—	2,147	14,546	54,773	—	190,472
Goodwill	13,367	353	1,743	—	45,099	—	1,302	—	61,864
Intangible Assets	7,502	—	1,001	1,834	8,971	—	502	—	19,810
Other current and long-term assets, excluding cash and near cash assets(1)	113,853	78,993	44,061	2,783	144,433	97,084	44,931	39,192	565,330

Segment Assets	797,757	715,919	430,895	222,555	235,436	111,773	252,491

Cash and near cash assets(1)									909,976

Total Assets									3,734,698

(1)	Cash and near cash assets include cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended March 31, 2010
Operating Revenues:
External customers	106,229	50,323	30,135	19,452	28,158	142,992	17,286	—	394,575
Intersegment	957	(48)	3,301	—	—	—	154	(4,364)	—

	107,186	50,275	33,436	19,452	28,158	142,992	17,440	(4,364)	394,575

Costs and Expenses:
Operating	73,764	32,026	19,554	13,432	20,337	147,372	10,039	(4,219)	312,305
Administrative and general	12,449	5,391	2,061	837	6,037	2,744	2,845	8,527	40,891
Depreciation and amortization	13,478	10,447	4,876	8,008	1,983	20	2,183	402	41,397

	99,691	47,864	26,491	22,277	28,357	150,136	15,067	4,710	394,593

Gains (Losses) on Asset Dispositions, Net	12,651	90	887	—	(17)	—	—	48	13,659

Operating Income (Loss)	20,146	2,501	7,832	(2,825)	(216)	(7,144)	2,373	(9,026)	13,641

Other Income (Expense):
Derivative gains (losses), net	—	(100)	—	—	—	4,308	—	(1,432)	2,776
Foreign currency gains (losses), net	374	135	—	15	30	(717)	(18)	(2,520)	(2,701)
Other, net	—	—	10	—	—	—	—	590	600
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	2,251	(275)	(98)	—	38	(1,022)	(25)	—	869

Segment Profit (Loss)	22,771	2,261	7,744	(2,810)	(148)	(4,575)	2,330

Other Income (Expense) not included in Segment Profit									(9,004)
Less Equity Earnings included in Segment Profit									(869)

Income Before Taxes and Equity Earnings									5,312

Capital Expenditures	6,336	37,772	12,632	—	1,098	—	—	13,898	71,736

As of March 31, 2010
Property and Equipment	706,886	552,495	275,806	356,836	35,652	208	153,441	19,967	2,101,291
Investments, at Equity, and Receivables from 50% or Less Owned Companies	41,776	25,923	80,061	—	2,169	14,037	22,639	—	186,605
Goodwill	13,367	353	1,743	—	37,678	—	1,302	—	54,443
Intangible Assets	9,673	—	1,372	2,233	8,479	—	612	—	22,369
Other current and long-term assets, excluding cash and near cash assets(1)	173,978	72,348	37,688	9,145	46,574	77,768	42,537	54,898	514,936

Segment Assets	945,680	651,119	396,670	368,214	130,552	92,013	220,531

Cash and near cash assets(1)									803,928

Total Assets									3,683,572

(1)	Cash and near cash assets include cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company’s operations are divided into six main business segments – Offshore Marine Services, Aviation Services, Inland River Services, Marine Transportation Services, Environmental Services and

Commodity Trading and Logistics. The Company also has activities that are referred to and described under Other that primarily includes Harbor and Offshore Towing Services, various other investments in joint ventures and lending and leasing activities.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months ended March 31, 2011 (“Current Year Quarter”), compared with the three months ended March 31, 2010 (“Prior Year Quarter”). See “Item 1. Financial Statements – Note 13. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	19,161	24	39,484	37

Africa, primarily West Africa	19,467	24	18,875	18
Middle East	11,758	15	13,533	12
Mexico, Central and South America	11,910	15	12,167	11
United Kingdom, primarily North Sea	16,746	21	16,023	15
Asia	1,302	1	7,104	7

Total Foreign	61,183	76	67,702	63

	80,344	100	107,186	100	(25)

Costs and Expenses:
Operating:
Personnel	32,451	40	37,659	35
Repairs and maintenance	8,751	11	10,375	10
Drydocking	4,664	6	6,916	6
Insurance and loss reserves	2,766	3	3,175	3
Fuel, lubes and supplies	5,164	7	5,427	5
Leased-in equipment	3,437	4	3,163	3
Brokered vessel activity	2,470	3	2,143	2
Other	3,317	4	4,906	5

	63,020	78	73,764	69
Administrative and general	11,770	15	12,449	12
Depreciation and amortization	12,533	15	13,478	12

	87,323	108	99,691	93

Gains on Asset Dispositions	4,364	5	12,651	12

Operating Income (Loss)	(2,615)	(3)	20,146	19	(113)

Other Income (Expense):
Foreign currency gains, net	725	1	374	—
Other, net	—	—	—	—
Equity in Earnings of 50% or Less Owned Companies	735	1	2,251	2

Segment Profit	(1,155)	(1)	22,771	21	(105)

Operating Revenues by Type. The table below sets forth, for the periods indicated, operating revenues earned by type.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	17,379	22	37,728	35	(54)
Africa, primarily West Africa	16,313	20	17,100	16	(5)
Middle East	9,429	12	10,992	10	(14)
Mexico, Central and South America	10,487	13	10,569	10	(1)
United Kingdom, primarily North Sea	16,696	21	15,950	15	5
Asia	1,321	2	6,936	7	(81)

Total time charter	71,625	90	99,275	93	(28)

Bareboat charter	207	—	251	—	(18)
Brokered vessel activity	3,368	4	2,692	2	25
Other marine services	5,144	6	4,968	5	4

	80,344	100	107,186	100

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

	For the Three Months Ended March 31,
	2011	2010
Rates Per Day Worked:
Anchor handling towing supply	$29,685	$30,602
Crew	6,630	6,682
Mini-supply	7,677	7,001
Standby safety	8,870	8,302
Supply	13,224	13,151
Towing supply	10,388	11,967
Specialty	6,987	8,138
Overall Average Rates Per Day Worked	10,123	11,339
Utilization:
Anchor handling towing supply	34%	62%
Crew	66%	68%
Mini-supply	62%	54%
Standby safety	84%	89%
Supply	65%	78%
Towing supply	68%	76%
Specialty	72%	67%
Overall Fleet Utilization	65%	72%
Available Days:
Anchor handling towing supply	1,530	1,710
Crew	3,870	4,500
Mini-supply	779	990
Standby safety	2,250	2,160
Supply	1,548	1,710
Towing supply	540	809
Specialty	360	360

Overall Fleet Available Days	10,877	12,239

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $27.6 million lower. Overall fleet utilization was 65% compared with 72%. The number of days available for charter was 10,877 compared with 12,239, a 1,362 day or 11% reduction, due to net fleet dispositions. Overall average day rates were $10,123 per day compared with $11,339 per day, a decrease of $1,216 per day or 11%. Lower utilization decreased time charter revenues by $15.3 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to reduce time charter revenues by $7.3 million. In overall terms, lower average day rates decreased time charter revenues by $5.4 million while the impact of favorable changes in currency exchange rates increased time charter revenues by $0.4 million.

In the U.S. Gulf of Mexico, time charter revenues were $20.3 million lower primarily due to soft market conditions attributable to the ongoing slow down in the issuance of drilling permits by the Bureau of Ocean Energy Management, Regulation and Enforcement in the aftermath of the Deepwater Horizon oil spill. In overall terms, time charter revenues decreased by $16.2 million due to lower fleet utilization and reduced average day rates. Vessels that mobilized out of the region and net fleet dispositions further decreased time charter revenues by $4.1 million. As of March 31, 2011, the Company had twelve vessels cold-stacked in this region compared with 14 as of March 31, 2010.

In the Middle East, time charter revenues were $1.6 million lower primarily due to more off hire time attributable to softer market conditions.

In Asia, time charter revenues were $5.6 million lower, of which $4.3 million was attributable to net fleet dispositions. Reduced fleet utilization and lower average day rates combined to reduce time charter revenues by $1.3 million.

Costs and Expenses. Operating expenses were $10.7 million lower primarily due to net fleet dispositions, which contributed $3.6 million of the overall reduction. Personnel costs in the Prior Year Quarter included a $3.3 million accrual for the settlement of litigation. Drydocking expenses were lower due to reduced drydocking activity in all geographical regions except the North Sea and Asia. Administrative and general expenses were $0.7 lower primarily due to reduced legal fees associated with litigation proceedings in the Prior Year Quarter.

Gains on Asset Dispositions. During the Current Year Quarter, the Company sold one offshore support vessel and other equipment for proceeds of $9.6 million and recognized gains on dispositions of $4.4 million. During the Prior Year Quarter, the Company sold one offshore support vessel and other equipment for proceeds of $22.8 million and recognized gains on dispositions of $12.7 million.

Equity in Earnings of 50% or Less Owned Companies. Equity in earnings in 50% or less owned companies was $1.5 million lower primarily due to lower utilization for a vessel operating in the U.S. Gulf of Mexico, following the termination of its contract in the preceding quarter.

Fleet Count. The composition of Offshore Marine Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Anchor handling towing supply	15	2	2	—	19
Crew	40	2	7	3	52
Mini-supply	6	—	3	—	9
Standby safety	25	1	—	—	26
Supply	10	—	7	9	26
Towing supply	4	1	2	—	7
Specialty	4	5	—	3	12

	104	11	21	15	151

2010
Anchor handling towing supply	18	1	1	—	20
Crew	41	2	11	3	57
Mini-supply	6	—	5	—	11
Standby safety	24	1	—	—	25
Supply	11	—	8	7	26
Towing supply	6	1	2	1	10
Specialty	4	5	—	3	12

	110	10	27	14	161

Aviation Services

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States	39,233	70	38,071	76
Foreign	16,922	30	12,204	24

	56,155	100	50,275	100	12

Costs and Expenses:
Operating:
Personnel	14,615	26	13,702	27
Repairs and maintenance	9,680	17	8,633	17
Insurance and loss reserves	1,609	3	2,279	4
Fuel	4,761	8	3,830	8
Leased-in equipment	460	1	482	1
Other	2,340	4	3,100	6

	33,465	59	32,026	63
Administrative and general	7,020	13	5,391	11
Depreciation and amortization	11,919	21	10,447	21

	52,404	93	47,864	95

Gains on Asset Dispositions and Impairments, Net	2,194	4	90	—

Operating Income	5,945	11	2,501	5	138

Other Income (Expense):
Derivative gains (losses), net	310	—	(100)	—
Foreign currency gains, net	353	1	135	—
Other, net	—	—	—	—
Equity in Losses of 50% or Less Owned Companies	(99)	—	(275)	(1)

Segment Profit	6,509	12	2,261	4	188

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues by service line.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas services	26,161	47	25,679	51	2
Alaska, primarily from oil and gas services	5,104	9	5,250	10	(3)
Leasing	16,922	30	12,520	25	35
Air Medical Services	5,856	10	4,662	9	26
Flightseeing	3	—	—	—	—
FBO	2,214	4	2,247	5	(1)
Intersegment Eliminations	(105)	—	(83)	—	27

	56,155	100	50,275	100

Operating Data. The table below sets forth, for the periods indicated, flight hours flown by service line.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	Hours	%	Hours	%	%
U.S. Gulf of Mexico	7,291	56	8,229	65	(11)
Alaska	714	5	668	5	7
Leasing	3,552	27	2,128	17	67
Air Medical Services	1,587	12	1,686	13	(6)
Flightseeing	—	—	—	—	—

	13,144	100	12,711	100	3

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues from leasing activities were $4.4 million higher primarily due to additional helicopters placed on long-term leases in foreign jurisdictions and new maintenance support contracts on helicopters operating in Brazil. As of March 31, 2011, 46 aircraft were dedicated to the leasing market compared with 36 as of March 31, 2010. Operating revenues from Air Medical Services were $1.2 million higher primarily due to the placement of additional aircraft on existing contracts.

Operating Expenses. Personnel expenses were $0.9 million higher primarily due to pilot pay scale adjustments implemented during 2010. Repair and maintenance expenses were $1.0 million higher as additional helicopters were placed in power-by-hour maintenance contracts. Insurance and loss reserves were lower primarily due to a helicopter premium adjustment received in the Current Year Quarter as a result of “good experience.” Fuel expenses were $0.9 million higher primarily due to higher fuel prices. Other operating expenses were $0.8 million lower primarily due to the receipt of insurance proceeds related to hurricane damages sustained in 2005.

General and administrative. General and administrative expenses were $1.6 million higher primarily due to higher wage and benefit costs.

Depreciation and amortization. Depreciation and amortization expenses were $1.5 million higher primarily due to the placement of additional helicopters into service.

Gains on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold equipment for proceeds of $4.1 million and recognized gains on dispositions of $2.2 million.

Fleet Count. The composition of Aviation Services’ fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2011
Light helicopters – single engine	52	6	3	—	61
Light helicopters – twin engine	29	—	6	9	44
Medium helicopters	58	—	2	3	63
Heavy helicopters	9	—	—	—	9

	148	6	11	12	177

2010
Light helicopters – single engine	51	6	3	—	60
Light helicopters – twin engine	33	—	6	9	48
Medium helicopters	54	—	2	3	59
Heavy helicopters	9	—	—	—	9

	147	6	11	12	176

(1)	Excludes one and two helicopter(s) removed from service as of March 31, 2011 and 2010, respectively.
(2)	Excludes three helicopters removed from service as of March 31, 2011 and 2010.

Inland River Services

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States	46,469	100	33,436	100	39

Costs and Expenses:
Operating:
Barge logistics	17,644	38	11,277	34
Personnel	3,390	7	2,883	9
Repairs and maintenance	1,101	2	1,182	3
Insurance and loss reserves	658	2	593	2
Fuel, lubes and supplies	809	2	1,057	3
Leased-in equipment	2,769	6	1,486	4
Other	1,513	3	1,076	3

	27,884	60	19,554	58
Administrative and general	2,697	6	2,061	6
Depreciation and amortization	5,622	12	4,876	15

	36,203	78	26,491	79

Gains on Asset Dispositions	697	2	887	2

Operating Income	10,963	24	7,832	23	40

Other Income (Expense):
Other, net	1	—	10	—
Equity in Losses of 50% or Less Owned Companies	(256)	(1)	(98)	—

Segment Profit	10,708	23	7,744	23	38

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
Dry cargo barge pools	27,965	60	17,209	51	63
Liquid unit tow operation	6,677	14	7,438	22	(10)
Charter-out of dry cargo barges	2,034	5	2,274	7	(11)
10,000 barrel liquid tank barge operations	3,671	8	1,831	6	100
Inland river towboat operations and other activities	6,122	13	4,684	14	31

	46,469	100	33,436	100

Dry Cargo Barge Pool Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	Tons	%	Tons	%	%
Tons Moved (in thousands):
Grain	964	68	686	63	41
Non-Grain	462	32	395	37	17

	1,426	100	1,081	100	32

	Days		Days
Available Barge Days	47,354		38,577		23

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $13.0 million higher primarily due to a larger fleet following the addition of newly constructed dry cargo barges and the addition of dry cargo and 10,000 barrel liquid tank barges previously included in the Seaspraie joint venture. Operating revenues from inland river towboat operations and other activities were $1.4 million higher primarily due to improved utilization and the contribution from repair and maintenance and shore side tankering services that began in the third quarter of 2010.

Operating Expenses. Operating expenses were $8.3 million higher primarily due to higher barge logistic, personnel and leased-in equipment expenses. Barge logistic expenses were $6.4 million higher primarily due to the impact of the larger fleet as discussed above. Personnel expenses were $0.5 million higher primarily due to the Company’s repair and maintenance and shore side tankering services that began in the third quarter of 2010. Leased-in equipment expenses were $1.3 million higher due to chartering in a substitute vessel to temporarily replace a towboat undergoing refurbishment.

Fleet Count. The composition of Inland River Services’ fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Inland river dry cargo barges	689	172	2	634	1,497
Inland river liquid tank barges	70	—	—	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	15	—	—	32
Dry cargo vessel(1)	—	1	—	—	1

	802	188	2	644	1,636

2010
Inland river dry cargo barges	607	262	2	548	1,419
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessel(1)	—	1	—	—	1

	701	309	4	548	1,562

(1)	Argentine-flag.

Marine Transportation Services

	For the Three Months Ended March 31,				Change ‘11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States	17,312	100	19,452	100	(11)

Costs and Expenses:
Operating:
Personnel	3,881	22	6,045	31
Repairs and maintenance	610	4	831	4
Drydocking	400	2	4,237	22
Insurance and loss reserves	490	3	595	3
Fuel, lubes and supplies	322	2	1,090	6
Leased-in equipment	2,900	17	—	—
Other	376	2	634	3

	8,979	52	13,432	69
Administrative and general	1,417	8	837	4
Depreciation and amortization	4,978	29	8,008	41

	15,374	89	22,277	114

Operating Income (Loss)	1,938	11	(2,825)	(14)	169

Other Income (Expense):
Foreign currency gains, net	16	—	15	—

Segment Profit (Loss)	1,954	11	(2,810)	(14)	170

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
Time charter	8,730	50	12,313	63	(29)
Bareboat charter	8,640	50	5,990	31	44
Contract of affreightment and other	(58)	—	1,149	6	(105)

	17,312	100	19,452	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $3.6 million lower and bareboat charter revenues were $2.7 million higher primarily due to the change in the contract status of one vessel effective August 2010. Contract of affreightment and other revenues were $1.2 million lower due to the lay-up of the Seabulk America in August 2010.

Operating Expenses. Operating expenses were $4.5 million lower consistent with an additional vessel operating under a long-term bareboat charter and the lay-up of the Seabulk America. Drydocking expenses were $3.8 million lower as two tankers underwent regulatory drydockings and another underwent a handover drydocking prior to commencing a long-term bareboat charter in the Prior Year Quarter. Leased-in expenses were higher in the Current Year Quarter due to the sale-leaseback of two vessels during the fourth quarter of 2010.

Depreciation and Amortization. Depreciation and amortization expenses were $3.0 million lower due to the sale-leaseback of two vessels during the fourth quarter of 2010 and the write down of the Seabulk America to fair value in the third quarter 2010.

General and administrative. General and administrative expenses were $0.6 million higher primarily due to legal and professional fees.

Fleet Count. As of March 31, 2011 and 2010, Marine Transportation Services’ fleet consisted of eight U.S.-flag product tankers operating in the domestic coastwise trade. As of March 31, 2011, six of the U.S.-flag product tankers were owned and two were leased-in, of which four were operating under long-term bareboat charters, three were operating under time charters and one was laid-up.

Environmental Services

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States	58,515	93	22,230	79
Foreign	4,571	7	5,928	21

	63,086	100	28,158	100	124

Costs and Expenses:
Operating:
Subcontractors	23,824	38	5,374	19
Personnel	16,129	25	11,380	40
Repairs and maintenance	707	1	997	4
Insurance and loss reserves	608	1	622	2
Fuel, lube and supplies	1,170	2	867	3
Other	1,606	3	1,097	4

	44,044	70	20,337	72
Administrative and general	7,551	12	6,037	22
Depreciation and amortization	2,231	3	1,983	7

	53,826	85	28,357	101

Losses on Asset Dispositions	—	—	(17)	—

Operating Income (Loss)	9,260	15	(216)	(1)	4,387

Other Income (Expense):
Foreign currency gains (losses), net	(51)	—	30	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	(8)	—	38	—

Segment Profit (Loss)	9,201	15	(148)	(1)	6,317

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
Response Services	38,217	61	4,020	14	851
Retainer Services	6,912	11	6,496	23	6
Standby Services	2,346	4	1,741	6	35
Professional Services	3,490	5	4,029	15	(13)
Software Services	222	—	61	—	264
Project Management	10,432	17	10,603	38	(2)
Equipment Sales and Leasing	1,467	2	1,208	4	21

	63,086	100	28,158	100

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $34.9 million higher primarily due to increased emergency response revenues related to the Deepwater Horizon oil spill response.

Operating Expenses. Operating expenses were $23.7 million higher primarily due to higher subcontractor and personnel costs of $18.5 million and $4.7 million, respectively. The increases were primarily due to additional resources required in support of the Deepwater Horizon oil spill response.

General and administrative. General and administrative expenses were $1.5 million higher primarily due to higher wage and benefit costs and higher legal fees as a result of litigation resulting from the Deepwater Horizon oil spill response.

Commodity Trading and Logistics

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
United States	165,095	85	107,481	75
Foreign	28,917	15	35,511	25

	194,012	100	142,992	100	36

Costs and Expenses:
Operating	187,018	96	147,372	103
Administrative and general	2,660	2	2,744	2
Depreciation and amortization	13	—	20	—

	189,691	98	150,136	105

Operating Income (Loss)	4,321	2	(7,144)	(5)	160

Other Income (Expense):
Derivative gains (losses), net(1)	(4,750)	(2)	4,308	3
Foreign currency losses, net	(5)	—	(717)	—
Equity in Earnings (Losses) of 50% or Less Owned Companies	51	—	(1,022)	(1)

Segment Profit (Loss)	(383)	—	(4,575)	(3)	92

(1)

In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of March 31, 2011 and 2010, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity. The table below sets forth, for the periods indicated, the amount of operating revenues earned and segment profit (loss) by commodity.

	For the Three Months Ended March 31,				Change ’11/’10
	2011		2010		3 Mos.
	$’000%		$’000%		%
Operating Revenues:
Energy	168,760	87	107,481	75	57
Sugar	24,680	13	26,265	18	(6)
Rice	572	—	9,246	7	(94)

	194,012	100	142,992	100

Segment Profit (Loss):
Energy	(43)	11	(1,207)	26	96
Sugar	(75)	20	417	(9)	(118)
Rice	(265)	69	(3,785)	83	93

	(383)	100	(4,575)	100

Current Year Quarter compared with Prior Year Quarter

Energy. Operating revenues and operating expenses were higher in the Current Year Quarter reflecting increased activity in renewable fuel and clean blendstock trading, including logistics and transport, and hydrocarbon transportation revenues. Segment loss declined primarily due to higher margins on trading activities partially offset by derivative losses on hedging physical inventory positions and start-up costs associated with the Company’s alcohol manufacturing joint venture in the Prior Year Quarter.

Sugar. Segment results in the Current Year Quarter declined due to lower sales volumes as a result of higher commodity prices.

Rice. Segment losses from rice activities declined in the Current Year Quarter due to winding down rice trading activities.

Other Segment Profit

	For the Three Months Ended March 31,		Change ’11/’10
	2011	2010	3 Mos.
	$’000	$’000%
Harbor and Offshore Towing Services	3,488	2,709	29
Other Activities	(3)	(354)	99
Equity in Losses of 50% or Less Owned Companies, net	(389)	(25)	(1,456)

Segment Profit	3,096	2,330	33

Harbor and Offshore Towing Services. Segment profit from Harbor and Offshore Towing Services increased in the Current Year Quarter primarily due to an increase in port traffic, lower expenses following the return of two leased-in tugs, and a reduction in legal costs. These increases were partially offset by lower outside harbor activity.

Corporate and Eliminations

	For the Three Months Ended March 31,		Change ’11/’10
	2011	2010	3 Mos.
	$’000	$’000%
Corporate Expenses	(11,242)	(8,881)	(27)
Eliminations	—	(145)	100

Operating Loss	(11,242)	(9,026)	(25)

Other Income (Expense):
Derivative gains (losses), net	1,122	(1,432)	178
Foreign currency gains (losses), net	4,020	(2,520)	260
Other, net	(178)	590	(130)

Derivative gains (losses), net. Derivative gains, net were $1.1 million in the Current Year Quarter primarily due to gains on exchange traded commodity option and future contracts. Derivative losses, net in the Prior Year Quarter were primarily due to interest rate swaps and forward currency exchange contracts.

Foreign currency gains (losses), net. Foreign currency gains, net of $4.0 million in the Current Year Quarter were primarily due to the strengthening of the euro against the U.S. dollar. Foreign currency losses, net of $2.5 million in the Prior Year Quarter were primarily due to the weakening of the pound sterling and euro against the U.S. dollar.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended March 31,		Change ’11/’10
	2011	2010	3 Mos.
	$’000	$’000%
Interest income	3,738	1,363	174
Interest expense	(10,041)	(12,324)	19
Debt extinguishment losses	(48)	(4)	1,100
Marketable security gains, net	1,534	1,961	(22)

	(4,817)	(9,004)

Interest Income. Interest income increased in the Current Year Quarter compared with the Prior Year Quarter primarily due to higher invested balances in interest-bearing securities and an increase in the Company’s lending and leasing activities.

Interest Expense. Interest expense decreased in the Current Year Quarter compared with the Prior Year Quarter primarily due to the reduction in principal balances of the Company’s debt and higher capitalized interest.

Marketable security gains, net. Marketable security gains, net in the Current Year Quarter were primarily attributable to gains on the Company’s long marketable security positions partially offset by losses on its short marketable security positions. Marketable security gains, net in the Prior Year Quarter were primarily attributable to the Company’s long marketable securities positions.

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

The Company’s unfunded capital commitments as of March 31, 2011 consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other equipment. These commitments totaled $244.6 million, of which $164.8 million is payable during the remainder of 2011 with the balance payable through 2013. Of the total unfunded capital commitments, $2.8 million may be terminated without further liability. Subsequent to March 31, 2011, the Company committed to purchase additional equipment for $2.5 million.

As of March 31, 2011, construction reserve funds of $322.1 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of March 31, 2011, the remaining authority under the repurchase plan was $113.0 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of March 31, 2011, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility as of March 31, 2011 was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $40.4 million with various expiration dates through 2014.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2011	2010
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	105,226	50,216
Investing Activities	(74,739)	(27,830)
Financing Activities	5,637	(33,367)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,564	(2,762)

Net Increase (Decrease) in Cash and Cash Equivalents	39,688	(13,743)

Operating Activities

Cash flows provided by operating activities were $55.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by operating activities during the three months ended March 31 were as follows:

	For the Three Months Ended March 31,
	2011	2010
	$’000	$’000
Operating income before depreciation and gains on asset dispositions and impairments, net	54,859	41,379
Changes in operating assets and liabilities before interest and income taxes	44,195	(2,241)
Purchase of marketable securities	(33,952)	(14,738)
Proceeds from sales of marketable securities	46,940	21,564
Dividends received from 50% or less owned companies	1,110	6,200
Interest paid, excluding capitalized interest	(1,206)	(1,838)
Income taxes paid, net of refunds	(3,597)	(132)
Other	(3,123)	22

Total cash flows provided by operating activities	105,226	50,216

Operating income before depreciation and gains on asset dispositions and impairments, net was $13.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the improved results in Environmental Services and Commodity Trading and Logistics, partially offset by lower results in Offshore Marine Services. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.

During the Current Year Quarter, changes in operating assets and liabilities before interest and income taxes provided cash flows of $44.2 million primarily due to reduced working capital employed in Environmental Services, Offshore Marine Services and Inland River Services, partially offset by increased working capital in Commodity Trading and Logistics due to the accumulation of ethanol inventories.

During the Current Year Quarter, cash used in operating activities included $10.3 million to purchase marketable security long positions and $23.7 million to cover marketable security short positions. During the Current Year Quarter, cash provided by operating activities included $18.7 million received from the sale of marketable security long positions and $28.2 million received upon entering into marketable security short positions.

During the Prior Year Quarter, cash used in operating activities included $14.7 million to purchase marketable security long positions and cash provided by operating activities included $21.6 million received from the sale of marketable security long positions.

Investing Activities

During the Current Year Quarter, net cash used in investing activities was $74.7 million primarily as follows:

•

Capital expenditures were $65.1 million. Equipment deliveries included three helicopters, 55 inland river dry cargo barges and two liquid tank barges. In addition, the Company acquired the remaining interest in an offshore support vessel previously joint ventured.

•	Proceeds from the disposition of property and equipment were $13.6 million. The Company sold one offshore support vessel, two helicopters and other equipment.

•	The Company made net investments in its 50% or less owned companies of $9.8 million.

•	Construction reserve fund account transactions included withdrawals of $0.2 million and deposits of $8.0 million.

During the Prior Year Quarter, net cash used in investing activities was $27.8 million primarily as follows:

•	Capital expenditures were $71.7 million. Equipment deliveries included 26 dry cargo barges and two helicopters.

•

Proceeds from the disposition of property and equipment were $28.8 million. The Company sold one offshore support vessel and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels.

•	The Company made net investments in leases of $15.2 million.

•	The Company made net investments in its 50% or less owned companies of $4.9 million.

•	Construction reserve fund account transactions included withdrawals of $37.1 million.

Financing Activities

During the Current Year Quarter, net cash provided by financing activities was $5.6 million. The Company:

•	repurchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $1.1 million;

•	made scheduled payments on long-term debt and capital lease obligations of $2.0 million;

•	had net borrowings on inventory financing arrangements of $3.5 million; and

•	received $4.6 million from share award programs.

During the Prior Year Quarter, net cash used in financing activities was $33.4 million. The Company:

•	made scheduled payments on long-term debt and capital lease obligations of $1.4 million;

•	made net payments on inventory financing arrangements of $13.7 million; and

•	acquired for Treasury 249,700 shares of Common Stock for an aggregate purchase price of $19.8 million.

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

Contingencies

During 2006 and 2007, Marine Transportation Services (“MTS”) had two of its tankers retrofitted to a double-hull configuration in a foreign shipyard to enable each of them to continue to transport crude oil and petroleum products beyond their OPA 90 mandated retirement dates in 2011. Both vessels operate in the U.S. coastwise trade that, under the Shipping Acts, is restricted to vessels built or rebuilt in the United States. In May 2005, MTS received a determination from the U.S. Coast Guard (“USCG”), which administers the United States build requirements of the Shipping Acts, concluding the retrofit work would not constitute a foreign rebuilding and therefore would not jeopardize the tankers’ eligibility to operate in the U.S. coastwise trade. MTS completed the retrofit work in the foreign shipyard in reliance upon the USCG’s determination, which MTS believes was correct and in accord with the USCG’s long-standing regulations and interpretations. On July 9, 2007, a U.S. shipbuilders trade association and two operators of tankers in the U.S. coastwise trade (“Shipbuilders”) commenced a civil action in the U.S. District Court for the Eastern District of Virginia, Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:07cv665 (E.D. Va.) (the “SB Trader Litigation”), in which they sought to have the court set aside the USCG’s determination and direct the USCG to revoke the coastwise license of one of the two retrofitted tankers, the Seabulk Trader. MTS intervened in the action to assist the USCG in defending its determination. On April 24, 2008, the Court issued a Memorandum Opinion granting a motion for summary judgment by Shipbuilders setting aside the USCG’s determination and remanding the matter to the USCG for further proceedings with instructions to revoke the coastwise endorsement of the Seabulk Trader. On April 30, 2008, MTS appealed the decision to the U.S. Court of Appeals for the Fourth Circuit (the “Court of Appeals”), and the lower court’s decision was stayed pending appeal, subject to certain terms (which MTS also separately appealed). Those terms required that MTS pay to the plaintiffs 12.5% of the revenue generated by the Seabulk Trader from November 7, 2008 in the event that the Court of Appeals affirms the lower court’s decision to revoke its coastwise endorsement (the “Undertaking”). On July 2, 2008, Shipbuilders commenced a second civil action in the U.S. District Court for the Eastern District of Virginia, entitled Shipbuilders Council of America, Inc., et al. v. U.S. Department of Homeland Security, et al., No. 1:08cv680 (E.D. Va.) (the “SB Challenge Litigation”), alleging essentially identical claims as those asserted in the SB Trader Litigation against MTS’s second retrofitted tanker, the Seabulk Challenge. MTS has intervened in the SB Challenge Litigation that was stayed pending the decision of the Court of Appeals in the SB Trader Litigation. In September 2009, the Court of Appeals reversed the District Court, holding that the USCG’s interpretation was correct and that the District Court erred in requiring MTS to provide the Undertaking. On January 19, 2010, the District Court vacated its April 24, 2008 Order to the extent it directed the USCG to revoke the coastwise endorsement for the Seabulk Trader and remanded the matter to the USCG with instructions to (i) provide a fuller explanation of one aspect of its rebuild decision and (ii) consider further whether certain work relating to the vessel’s segregated ballast tanks constituted a prohibited foreign installation of required segregated ballast tanks. On August 31, 2010, the USCG issued a further determination further explaining its rebuild decision and concluding that the work relating to the vessel’s segregated ballast tanks did not constitute the installation of a required segregated ballast tank. OSG, the only remaining plaintiff in the litigation, filed a motion for summary judgment seeking to overturn the USCG’s determination. MTS and the USCG filed a cross motion for summary judgment to uphold the Coast Guard’s determination. On March 17, 2011, the District Court granted MTS’s motion for summary judgment and denied OSG’s motion for summary judgment holding that the Coast Guard’s well-reasoned decision to issue a coastwise endorsement to the Seabulk Trader was supported by the facts in the administrative record, was not arbitrary or capricious, and was in accord with the legislative history of the relevant legislation. The loss of coastwise eligibility for its two retrofitted tankers could lead to impairment concerns and could adversely affect the Company’s financial condition and its results of operations. The aggregate carrying value of the Company’s two retrofitted tankers was $44.3 million as of March 31, 2011 and such tankers contributed operating revenues of $5.4 million during the year ended March 31, 2011.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. As of March 31, 2011, $0.2 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Depending on the results of the future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

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

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders acting under the direction of the U.S. Coast Guard has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases.

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

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, the Company has also sought indemnity from the responsible party pursuant to certain contractual arrangements for the claims asserted against NRC in the MDL.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife that allegedly participated in the clean-up effort who are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were also named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.

In addition, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) has named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, and Halliburton Energy Services Inc. have also filed cross-claims against O’Brien’s and NRC for contribution should they be found liable for any damages in Transocean’s Limitation of Liability Act action.

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

During the three months ended March 31, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to vessels the Company manages whose owner would be responsible for any potential payment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.

The Company has entered into and settled various positions in forward currency exchange, option and future contracts that could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. As of March 31, 2011, the outstanding forward currency exchange contract positions translate to a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $138.4 million. For those forward currency exchange contract positions not designated as fair value hedges, an adverse change of 10% in the underlying foreign currency exchange rates would reduce income by $4.1 million, net of tax. As of March 31, 2011, the Company had capital purchase commitments of €120.5 million and had designated €55.1 million ($77.6 million) of its forward currency exchange contracts as fair value hedges. Subsequent to March 31, 2011, forward currency exchange contracts with an aggregate U.S. dollar equivalent of $51.2 million matured and the Company entered into new forward currency exchange contracts with an aggregate U.S. dollar equivalent of $74.5 million. In addition, the Company maintained cash balances of €45.5 million as of March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
January 1 – 31, 2011	—	$—	—	$113,024,228
February 1 – 28, 2011	—	$—	—	$113,024,228
March 1 – 31, 2011	—	$—	—	$113,024,228

(1)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof and, from time to time thereafter, increased such authority.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: April 27, 2011	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE: April 27, 2011	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.