Form 10-Q
period 2011-06-30
SEACOR HOLDINGS INC /NEW/
filed 2011-08-01
CIK 859598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011            or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of July 22, 2011 was 21,692,899. The Registrant has no other class of common stock outstanding.

SEACOR HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$366,813	$370,028
Restricted cash	12,976	12,651
Marketable securities	105,608	147,409
Receivables:
Trade, net of allowance for doubtful accounts of $3,502 and $4,212 in 2011 and 2010, respectively	321,244	450,912
Other	48,825	72,448
Inventories	87,131	67,498
Deferred income taxes	5,442	5,442
Prepaid expenses and other	24,979	18,414

Total current assets	973,018	1,144,802

Property and Equipment	2,942,637	2,803,754
Accumulated depreciation	(900,979)	(835,032)

Net property and equipment	2,041,658	1,968,722

Investments, at Equity, and Advances to 50% or Less Owned Companies	210,372	182,387
Construction Reserve Funds & Title XI Reserve Funds	314,679	323,885
Goodwill	62,467	61,779
Intangible Assets	18,448	21,169
Other Assets, net of allowance for doubtful accounts of $1,830 in 2011 and 2010	85,118	57,645

	$3,705,760	$3,760,389

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$20,568	$14,618
Current portion of capital lease obligations	1,064	1,030
Accounts payable and accrued expenses	212,357	322,785
Other current liabilities	232,309	197,080

Total current liabilities	466,298	535,513

Long-Term Debt	690,774	697,427
Capital Lease Obligations	4,901	5,493
Deferred Income Taxes	561,477	567,880
Deferred Gains and Other Liabilities	146,853	156,711

Total liabilities	1,870,303	1,963,024

Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 36,361,232 and 36,110,719 shares issued in 2011 and 2010, respectively	363	361
Additional paid-in capital	1,239,502	1,225,296
Retained earnings	1,491,824	1,471,623
Shares held in treasury of 14,682,418 and 14,711,211 in 2011 and 2010, respectively, at cost	(901,460)	(903,004)
Accumulated other comprehensive loss:
Cumulative translation adjustments, net of tax	(2,861)	(3,995)
Derivative losses on cash flow hedges, net of tax	(3,871)	(2,933)
Other, net of tax	(111)	(111)

	1,823,386	1,787,237
Noncontrolling interests in subsidiaries	12,071	10,128

Total equity	1,835,457	1,797,365

	$3,705,760	$3,760,389

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues	$536,446	$694,576	$1,008,710	$1,089,151

Costs and Expenses:
Operating	428,671	484,742	799,682	797,047
Administrative and general	45,937	46,108	92,331	86,999
Depreciation and amortization	41,070	41,608	81,129	83,005

	515,678	572,458	973,142	967,051

Gains on Asset Dispositions and Impairments, Net	10,282	4,398	17,537	18,057

Operating Income	31,050	126,516	53,105	140,157

Other Income (Expense):
Interest income	3,307	1,863	7,045	3,226
Interest expense	(10,465)	(11,264)	(20,506)	(23,588)
Debt extinguishment losses, net	—	(364)	(48)	(368)
Marketable security losses, net	(4,754)	(5,406)	(3,220)	(3,445)
Derivative losses, net	(6,601)	(4,721)	(9,919)	(1,945)
Foreign currency gains (losses), net	1,520	(7,500)	6,579	(10,201)
Other, net	(56)	46	(234)	646

	(17,049)	(27,346)	(20,303)	(35,675)

Income Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	14,001	99,170	32,802	104,482
Income Tax Expense	5,638	37,399	13,004	39,715

Income Before Equity in Earnings of 50% or Less Owned Companies	8,363	61,771	19,798	64,767
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	1,004	2,876	1,038	3,745

Net Income	9,367	64,647	20,836	68,512
Net Income attributable to Noncontrolling Interests in Subsidiaries	336	565	635	829

Net Income attributable to SEACOR Holdings Inc.	$9,031	$64,082	$20,201	$67,683

Basic Earnings Per Common Share of SEACOR Holdings Inc.	$0.43	$2.95	$0.96	$3.08
Diluted Earnings Per Common Share of SEACOR Holdings Inc.	$0.42	$2.93	$0.94	$3.05
Weighted Average Common Shares Outstanding:
Basic	21,166,037	21,733,003	21,135,557	21,999,905
Diluted	21,517,725	21,905,401	21,478,759	22,187,114

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, unaudited)

	SEACOR Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity	Comprehensive Income
December 31, 2010	$361	$1,225,296	$1,471,623	$(903,004)	$(7,039)	$10,128	$1,797,365
Issuance of common stock:
Employee Stock Purchase Plan	—	—	—	1,672	—	—	1,672
Exercise of stock options	—	4,456	—	—	—	—	4,456
Director stock awards	—	180	—	—	—	—	180
Restricted stock and restricted stock units	2	98	—	1	—	—	101
Amortization of share awards	—	9,757	—	—	—	—	9,757
Cancellation of restricted stock	—	129	—	(129)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(1,443)	(1,443)
Cash received from noncontrolling interests	—	—	—	—	—	1,040	1,040
Acquisition of subsidiary with noncontrolling interests	—	—	—	—	—	2,322	2,322
Purchase of subsidiary shares from noncontrolling interests	—	(414)	—	—	—	(735)	(1,149)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	124	124
Comprehensive income:
Net income	—	—	20,201	—	—	635	20,836	$20,836
Other comprehensive income	—	—	—	—	196	—	196	196

Six months ended June 30, 2011	$363	$1,239,502	$1,491,824	$(901,460)	$(6,843)	$12,071	$1,835,457	$21,032

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Net Cash Provided by Operating Activities	$161,479	$153,034

Cash Flows from Investing Activities:
Purchases of property and equipment	(131,391)	(115,001)
Proceeds from disposition of property and equipment	25,082	58,252
Cash settlements on derivative transactions, net	4,052	446
Investments in and advances to 50% or less owned companies	(26,503)	(24,740)
Return of investments and advances from 50% or less owned companies	5,100	10,290
Net advances on revolving credit line to 50% or less owned companies	(8,916)	(5,450)
Principal payments (advances) on third party notes receivable, net	(20,323)	2,786
Net decrease (increase) in restricted cash	(325)	24,593
Net decrease in construction reserve funds and title XI reserve funds	9,206	62,566
Net increase in escrow deposits on like-kind exchanges	(3,396)	(289)
Repayments on (investments in) leases, net	2,777	(17,665)
Business acquisitions, net of cash acquired	(28,696)	(227)

Net cash used in investing activities	(173,333)	(4,439)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(7,509)	(70,835)
Net borrowings (payments) on inventory financing arrangements	5,793	(19,268)
Common stock acquired for treasury	—	(119,985)
Proceeds and tax benefits from share award plans	6,251	2,958
Purchase of subsidiary shares from noncontrolling interests	(1,149)	(39)
Cash received from (dividends paid to) noncontrolling interests, net	(403)	185

Net cash provided by (used in) financing activities	2,983	(206,984)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	5,656	(9,017)

Net Decrease in Cash and Cash Equivalents	(3,215)	(67,406)
Cash and Cash Equivalents, Beginning of Period	370,028	465,904

Cash and Cash Equivalents, End of Period	$366,813	$398,498

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Accounting Policy

The condensed consolidated financial information for the three and six months ended June 30, 2011 and 2010 has been prepared by the Company and has not been audited by its independent registered public accounting firm. The condensed consolidated financial statements include the accounts of SEACOR Holdings Inc. and its consolidated subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to present fairly the Company’s financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010, its changes in equity for the six months ended June 30, 2011, and its cash flows for the six months ended June 30, 2011 and 2010. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

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

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities, for the six months ended June 30 were as follows (in thousands):

	2011	2010
Balance at beginning of period	$29,322	$15,015
Revenues deferred during the period	4,351	7,782
Revenues recognized during the period	(10,880)	(3,493)

Balance at end of period	$22,793	$19,304

As of June 30, 2011, deferred revenues included $15.3 million relating to the time charter of several offshore support vessels operating in the U.S. Gulf of Mexico that are scheduled to be paid through the conveyance of a limited net profit interest in developmental oil and gas producing properties owned by a customer. Payments from the conveyance of the limited net profit interest, and the timing of such payments, are contingent upon production and energy sale prices. Based on the current production payout estimate, the deferred revenues are expected to be paid through mid-2012. The Company expects to defer an additional $3.6 million of vessel charter hire under this arrangement through December 2011. The Company will continue to recognize revenues as cash is received or earlier should future payments become determinable. All costs and expenses related to these charters were recognized as incurred.

As of June 30, 2011, deferred revenues also included $6.1 million related to audit provisions in certain Environmental Services’ response service contracts. The amount of revenues ultimately recognized following the completion of the billing audits or the expiration of the audit period could differ from the amounts billed and those differences may be material.

Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income as previously reported.

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

The Company’s financial assets and liabilities as of June 30, 2011 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$64,011	$41,597	$—
Derivative instruments (included in other receivables)	7,939	8,567	—
Construction reserve funds and Title XI reserve funds	314,679	—	—
LIABILITIES
Short sale of marketable securities (included in other current liabilities)	74,914	—	—
Derivative instruments (included in other current liabilities)	6,521	10,775	—

(1)

Marketable security losses, net include losses of $4.1 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively, related to marketable security positions held by the Company as of June 30, 2011. Marketable security losses, net include losses of $6.2 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively, related to marketable security positions held by the Company as of June 30, 2011.

The estimated fair value of the Company’s other financial assets and liabilities as of June 30, 2011 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
ASSETS
Cash, cash equivalents and restricted cash	$379,789	$379,789
Investments, at cost, in 50% or less owned companies (included in other assets)	8,315	see below
Notes receivable from other business ventures (included in other assets)	39,808	see below
LIABILITIES
Long-term debt, including current portion	711,342	734,294

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

The Company’s non-financial assets and liabilities that were measured at fair value during the six months ended June 30, 2011 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investment in Avion Logistics Limited (included in Investments, at Equity, and Advances 50% or Less Owned Companies) (1)	$—	$1,000	$—
LIABILITIES
Lease Obligations for Helicopters (included in other current liabilities)(2)	—	—	395

(1)

During the three months ended June 30, 2011, the Company marked its investment in its Avion Logistics Limited joint venture to fair value following the acquisition of a controlling interest (see Note 6). The investment’s fair value was determined based on the Company’s purchase price of the noncontrolling interest.

(2)	During the six months ended June 30, 2011, the Company recorded a gain of $0.2 million to decrease the carrying value of its exit obligations for three leased-in helicopters.

3.	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in other receivables and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets. The fair values of the Company’s derivative instruments as of June 30, 2011 were as follows (in thousands):

	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$3,005	$—
Interest rate swap agreements (cash flow hedges)	—	5,566

	3,005	5,566

Derivatives not designated as hedging instruments:
Options on equities and equity indices	960	1,746
Forward currency exchange, option and future contracts	1,022	781
Interest rate swap agreements	—	3,016
Commodity swap, option and future contracts:
Exchange traded	3,987	3,565
Non-exchange traded	3,629	1,673
U.S. treasury notes, rate-locks and bond future and option contracts	3,903	949

	13,501	11,730

	$16,506	$17,296

Fair Value Hedges. As of June 30, 2011, the Company has designated certain of its forward currency exchange contracts with notional values of €50.1 million as fair value hedges in respect of capital commitments denominated in euros for assets scheduled to be delivered in 2011 through 2012. By entering into these forward currency exchange contracts, the Company has fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations. During the six months ended June 30, 2011, the Company designated €55.1 million notional value of its forward currency exchange contracts as fair value hedges, in addition to €56.0 million previously so designated as of December 31, 2010. During the six months ended June 30, 2011, the Company dedesignated €1.4 million notional value of these contracts as fair value hedges and €59.6 million notional value matured. Subsequent to June 30, 2011, the Company dedesignated and liquidated the remaining €50.1 million notional value of these contracts.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the six months ended June 30 as follows (in thousands):

	Derivative losses, net
	2011	2010
Forward currency exchange contracts, effective and ineffective portions	$6,484	$(11,503)
Increase (decrease) in fair value of hedged items included in property and equipment corresponding to effective portion of derivative (gains) losses	(6,522)	11,441

	$(38)	$(62)

Cash Flow Hedges. As of June 30, 2011, the Company is a party to various interest rate swap agreements, with maturities ranging from 2013 to 2014, which have been designated as cash flow hedges. These agreements call for the Company to pay fixed interest rates ranging from 2.25% to 2.85% on aggregate notional values of $125.0 million and receive a variable interest rate based on London Interbank Offered Rate (“LIBOR”) on these notional values. As of June 30, 2011, one of the Company’s Offshore Marine Services 50% or less owned companies had an interest rate swap agreement maturing in 2015 that has been designated as a cash flow hedge. This instrument calls for the joint venture to pay a fixed interest rate of 1.48% on the amortized notional value of $20.3 million and receive a variable interest rate based on LIBOR on the amortized notional value. In addition, as of June 30, 2011, one of the Company’s Inland River Services 50% or less owed companies had four interest rate swap agreements with maturities ranging from 2013 to 2015 that have been designated as cash flow hedges. These instruments call for the joint venture to pay fixed rates of interest ranging from 1.53% to 4.16% on the aggregate amortized notional value of $60.1 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value. By entering into these interest rate swap agreements, the Company and its joint ventures have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate.

The Company recognized gains (losses) on derivative instruments designated as cash flow hedges for the six months ended June 30 as follows (in thousands):

	Other comprehensive loss		Derivative losses, net
	2011	2010	2011	2010
Interest rate swap agreements, effective portion	$(2,294)	$(5,875)	$—	$—
Interest rate swap agreements, ineffective portion	—	—	(27)	(60)
Reclassification of derivative losses to interest expense or equity in earnings of 50% or less owned companies	851	1,892	—	—

	$(1,443)	$(3,983)	$(27)	$(60)

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	Derivative losses, net
	2011	2010
Options on equities and equity indices	$332	$613
Forward currency exchange, option and future contracts	1,812	(6,675)
Interest rate swap agreements	(1,276)	(2,753)
Commodity swap, option and future contracts:
Exchange traded	(3,547)	8,734
Non-exchange traded	250	338
U.S. treasury notes, rate-locks and bond future and option contracts	(7,425)	(2,080)

	$(9,854)	$(1,823)

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

The Company has entered into and settled forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2011, the outstanding forward currency exchange contracts translated into a net purchase of foreign currencies with an aggregate U.S. dollar equivalent of $87.7 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. Subsequent to June 30, 2011, forward currency exchange contracts with an aggregate U.S. dollar equivalent of $3.2 million were liquidated.

The Company has entered into various interest rate swap agreements with maturities ranging from 2012 through 2015 that call for the Company to pay fixed interest rates ranging from 1.67% to 2.59% on aggregate amortized notional values of $98.6 million and receive a variable interest rate based on LIBOR on these notional values. In addition, one of the Company’s Offshore Marine Services 50-50 joint ventures has entered into an interest rate swap agreement maturing in 2014. This instrument calls for the joint venture to pay a fixed interest rate of 3.05% on the amortized notional value of $26.4 million and receive a variable interest rate based on LIBOR on the notional value. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company or its joint venture.

The Company has entered into and settled positions in various exchange and non-exchange traded commodity swap, option and future contracts. In the Company’s commodity trading and logistics business, fixed price future purchase and sale contracts for ethanol and sugar are included in the Company’s non-exchange traded derivative positions. The Company enters into exchange traded positions to protect these purchase and sale contracts as well as its inventory balances from market changes. As of June 30, 2011, the net market exposure to ethanol and sugar under these contracts was not material. The Company also enters into exchange traded positions (primarily natural gas, heating oil, crude oil, gasoline, ethanol and sugar) to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the market values and cash flows of the Company’s offshore marine and inland river businesses. As of June 30, 2011, these positions were not material.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. The general purpose of these transactions is to provide value to the Company should the price of U.S. treasury notes and bonds decline, leading to generally higher interest rates, which might lead to higher interest costs for the Company. As of June 30, 2011, these positions consisted primarily of treasury futures and options with a notional value of $134.6 million and a one-year rate-lock agreement with a notional value of $100.0 million. The treasury rate-lock agreement provides for a net cash settlement in October 2011 based on the then current rate on the ten-year U.S. Treasury Note versus the agreement rate of 2.845%.

4.	Business Acquisitions

G&G Shipping Acquisition. On April 13, 2011, the Company acquired certain real property, eight foreign flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. The operating company leases-in the real property and the RORO vessels from the Company. The Company’s purchase price of $33.5 million included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values, resulting in $0.6 million of goodwill being recorded. The fair value analysis was finalized in April 2011.

SES Kazakhstan Acquisition. On August 31, 2010, the Company obtained a 100% controlling interest in SES-Borkit LLP through its acquisition of its partner’s interest for $1.0 million (cash of $0.6 million and contingent consideration of $0.4 million). Upon acquisition, SES-Borkit LLP was renamed SES Kazakhstan LLP (“SES Kazakhstan”). The selling partner has the opportunity to receive additional consideration of up to $0.4 million based on certain performance measures over the period from the date of acquisition through August 2013. The Company performed a preliminary fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded. The preliminary fair value analysis is pending completion of a final valuation for the acquired assets and liabilities. No additional consideration has been earned by the selling partner through June 30, 2011.

PIER Acquisition. On December 1, 2009, the Company acquired all of the issued and outstanding shares of PIER Systems Inc. (“PIER”), a provider of crisis communication consulting services and software in the United States and abroad. The selling stockholders of PIER had the opportunity to receive additional consideration of up to $1.3 million, of which $0.7 million was accrued at acquisition, based upon certain performance measures over the period from the date of acquisition through May 2011. During the five months ended May 31, 2011, no additional consideration was earned by the selling stockholders. As of June 30, 2011, the Company had paid $0.2 million, in the aggregate, of additional consideration and reduced its accrued contingent liability.

Rivers Edge Acquisition. On November 15, 2007, the Company acquired all of the issued and outstanding shares of Rivers Edge Services, Inc. and Kemp’s Rivers Edge Vactor Services, Inc. (collectively referred to as “Rivers Edge”), providers of remediation, demolition, and environmental services in the pacific northwestern United States. The selling stockholder of Rivers Edge has the opportunity to receive additional consideration of up to $4.8 million based upon certain performance measures over the period from the date of acquisition through December 31, 2011, which will be recognized by the Company as compensation expense in the period earned. As of June 30, 2011, no additional consideration had been earned by the selling stockholder.

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

During the six months ended June 30, 2011, no additional consideration was earned by the selling stockholder. As of June 30, 2011, the Company had paid $6.0 million, in the aggregate, of additional consideration, which was recorded as additional goodwill.

Purchase Price Allocation. The following table summarizes the allocation of the purchase price for the Company’s business acquisitions during the six months ended June 30, 2011 (in thousands):

Receivables	$(3,178)
Property and equipment	33,390
Goodwill	606
Other assets	200
Noncontrolling interests in subsidiaries	(2,322)

Purchase price(1)	$28,696

(1)	Purchase price is net of cash acquired of $1.6 million.

5.	Equipment Acquisitions, Dispositions and Depreciation and Impairment Policies

During the six months ended June 30, 2011, capital expenditures were $131.4 million. Equipment deliveries during the period included one offshore support vessel, 55 inland river dry cargo barges, two liquid tank barges and five helicopters. In addition, the Company acquired a controlling interest in an offshore support vessel.

During the six months ended June 30, 2011, the Company sold five offshore support vessels, four helicopters, one inland river towboat, one harbor tug and other equipment for net proceeds of $25.1 million and gains of $19.4 million.

From time to time, the Company enters into vessel sale-leaseback transactions with finance companies, provides seller financing on sales of its vessels to third parties and sells vessels, helicopters and barges to its 50% or less owned companies. A portion of the gains realized from these transactions was not immediately recognized in income and has been recorded in the accompanying condensed consolidated balance sheets in deferred gains and other liabilities. Deferred gain activity related to these transactions for the six months ended June 30 was as follows (in thousands):

	2011	2010
Balance at beginning of period	$131,836	$93,231
Deferred gains arising from asset sales	4,597	1,240
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(11,194)	(8,293)
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(2,461)	(6,651)

Balance at end of period	$122,778	$79,527

The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2011, impairment charges recognized by the Company related to long-lived assets held for use were not material.

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

As of June 30, 2011, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	20
Helicopters	12
Inland river dry cargo and deck barges	20
Inland river liquid tank barges	25
Inland river towboats	25
U.S.-flag tankers(1)	25
RORO vessels	20
Harbor and offshore tugs	25
Ocean liquid tank barges	25

(1)	Subject to Oil Pollution Act of 1990 (“OPA 90”) requirements.

6.	Investments at Equity and Receivables from 50% or Less Owned Companies

Avion Logistics Limited. On June 1, 2011, the Company acquired a 100% controlling interest in Avion Logistics Limited (“ALL”) through its acquisition of its partner’s interest for $1.0 million in cash. Upon acquisition, the Company adjusted its investment in ALL to fair value resulting in the recognition of a gain of $0.3 million, net of tax, which is included in equity in earnings of 50% or less owned companies. Following this change in control, the Company contributed its ownership interest in ALL to Hawker Pacific Airservices Limited (“Hawker Pacific”) for an additional 1.7% interest in Hawker Pacific.

Dynamic Offshore Drilling. On April 4, 2011, the Company acquired a 20% interest in Dynamic Offshore Drilling Ltd. (“Dynamic”), a company established to construct and operate jack-up drilling rigs, for $10.0 million. The first jack-up drilling rig is currently under construction in Singapore and is scheduled for delivery in the first quarter of 2013. Dynamic has an option, which must be exercised before September 2011, to build one additional jack-up drilling rig.

Dart. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopter Services LLC (“Dart”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. On July 31, 2011 the Company contributed its ownership in Dart, and the Company’s partner contributed its ownership in Dart along with certain other assets, into a newly formed entity in which each partner owned a 50% interest.

Hawker Pacific. On December 15, 2010, the Company acquired a 32.5% interest in Hawker Pacific, an aviation sales and support organization and a distributor of aviation components, for $25.0 million in cash. In June 2011, the Company contributed its ownership in ALL to Hawker Pacific valued at $2.0 million for an additional 1.7% ownership interest bringing its total ownership percentage to 34.2%. The Company has performed a preliminary fair value analysis of Hawker Pacific as of the acquisition date and the date of its additional contribution of ALL. The excess of the purchase price over the Company’s interest in Hawker Pacific’s net assets has been initially allocated to intangible assets in the amount of $7.8 million. Finalization of the preliminary fair value analysis may result in revisions to this allocation.

Bunge-SCF Grain. On September 29, 2010, the Company and a global agribusiness and food company formed Bunge-SCF Gain, LLC (“Bunge-SCF Grain”) a 50-50 joint venture to construct and own a river grain terminal on the Mississippi River in Illinois, which is expected to be completed in 2012. During the six months ended June 30, 2011, the Company and its partner each made cash contributions of $2.5 million to the joint venture to fund construction costs.

Illinois Corn Processing. Illinois Corn Processing LLC (“ICP”), is a 50-50 joint venture that owns and operates an alcohol manufacturing facility dedicated to the production of alcohol for beverage, industrial and fuel applications. Upon ICP’s formation, the Company provided a $10.0 million term loan with a maturity in November 2014 and a $20.0 million revolving line of credit with a maturity in November 2012 subject to certain borrowing restrictions. During the six months ended June 30, 2011, the Company made net advances of $8.9 million under the revolving line of credit and received repayments of $0.9 million on the term loan. As of June 30, 2011, the outstanding balances under the term loan and revolving line of credit were $7.1 million and $18.3 million, respectively, inclusive of unpaid and accrued interest.

Avion Pacific Limited. Avion Pacific Limited (“Avion”) is a joint venture that distributes aircraft and aircraft-related parts in the Far East and China. During the six months ended June 30, 2011, the Company made advances of $5.5 million to Avion and received repayments of $4.5 million. As of June 30, 2011, the Company had outstanding loans to Avion totaling $5.8 million.

Era Training Center. Era Training Center LLC (“ETC”) is a joint venture that operates flight training devices and provides training services to the Company and third party customers. During the six months ended June 30, 2011, the Company made advances of $1.2 million to ETC. As of June 30, 2011, the Company had outstanding loans to ETC totaling $4.4 million.

Subsequent Events. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeroleo Taxi Aereo S/A (“Aeroleo”), a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company also loaned Aeroleo $6.0 million at an interest rate of 6% per annum. The note requires monthly interest payments and matures in June 2013. Also on July 1, 2011, the Company and its partner contributed $4.8 million each to Era do Brazil LLC, a 50/50 joint venture. Era do Brazil LLC then immediately acquired a helicopter, subject to a lease to Aeroleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). The note payable bears an interest rate of 7.0% per annum, requires 60 monthly principal and interest payments, and is secured by the aircraft and the Aeroleo lease.

7.	Third Party Notes Receivable

From time to time, the Company engages in lending and leasing activities involving various types of equipment. During the six months ended June, 30, 2011, the Company advanced $22.4 million for two notes receivable secured by fixed wing aircraft and certain spare parts. Both notes receivable are for five years, one of which requires 59 monthly principal and interest payments and a final balloon payment, and the other requires quarterly payments of principal and interest, subject to certain prepayment provisions based on the sale of spare parts.

8.	Commitments and Contingencies

As of June 30, 2011, the Company’s unfunded capital commitments consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge, inland river dry cargo barges, an interest in a river grain terminal and other property and equipment. These commitments totaled $318.2 million, of which $153.0 million is payable during the remainder of 2011 with the balance payable through 2013. Of the total unfunded capital commitments, $48.2 million may be terminated without further liability other than the payment of liquidated damages of $1.4 million.

The Company has issued a performance guarantee on behalf of one of its joint ventures that expires in 2011 and the Company has guaranteed the payment of amounts owed by one of its joint ventures under a vessel charter agreement that expires in 2012. In addition, the Company has guaranteed amounts owed under banking facilities by certain of its joint ventures. As of June 30, 2011, the total amount guaranteed by the Company under these arrangements was $25.7 million. In addition, as of June 30, 2011, the Company had uncalled capital commitments to two of its joint ventures for a total of $2.6 million.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. As of June 30, 2011, $0.2 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Depending on the results of the future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an Amended Complaint, and authorized limited discovery with respect to the new allegations in the Amended Complaint. Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the Amended Complaint with prejudice. On June 23, 2011, the Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation (“MDL”), In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders, acting under the direction of the U.S. Coast Guard, has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. Oral argument on the motion is scheduled for August 24, 2011.

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

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitation, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL. On February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on various legal grounds. The motions were argued before the Court on May 26, 2011 and a decision on the motions is pending.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, and Halliburton Energy Services, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution should they be found liable for any damages in Transocean’s Limitation of Liability Act action. Furthermore, certain defendants in the Transocean limitation action asserted cross-claims against O’Brien’s and NRC for contribution and tort indemnity and O’Brien’s and NRC asserted counterclaims against those same parties for identical relief.

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of such exposure could occur, but the Company does not expect that any change in estimated exposure would have a material effect on the Company’s consolidated financial position or its results of operations.

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

During the six months ended June 30, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible for any potential payment.

9.	Long-Term Debt and Capital Lease Obligations

As of June 30, 2011, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $45.1 million with various expiration dates through 2014.

During the six months ended June 30, 2011, the Company made scheduled payments on long-term debt and capital lease obligations of $6.5 million and made net borrowings on inventory financing arrangements of $5.8 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2011, the Company purchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012, for an aggregate purchase price of $1.0 million.

10.	Stock Repurchases

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. During the six months ended June 30, 2011, the Company did not acquire any Common Stock for treasury. As of June 30, 2011, the remaining authority under the repurchase plan was $113.0 million.

11.	Earnings Per Common Share of SEACOR

Basic earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of SEACOR are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock method. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options. For the three and six months ended June 30, 2011, diluted earnings per common share of SEACOR excluded 333,819 and 254,230, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive. For the three and six months ended June 30, 2010, diluted earnings per common share of SEACOR excluded 894,714 and 878,807, respectively, of certain share awards as the effect of their inclusion in the computation would have been antidilutive.

A reconciliation of basic and diluted weighted average outstanding common shares of SEACOR was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Weighted Average Common Shares Outstanding	21,166,037	21,733,003	21,135,557	21,999,905
Effect of Dilutive Share Awards:
Options and Restricted Stock	351,688	172,398	343,202	187,209

Diluted Weighted Average Common Shares Outstanding	21,517,725	21,905,401	21,478,759	22,187,114

12.	Comprehensive Income

For the three months ended June 30, 2011 and 2010, total comprehensive income was $8.2 million and $62.7 million, respectively. For the six months ended June 30, 2011 and 2010, total comprehensive income was $21.0 million and $63.9 million, respectively. The components of other comprehensive income (loss) and allocated income tax (expense) benefit for the three and six months ended June 30 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2011
Foreign currency translation adjustments	$371	$(130)	$241	$1,745	$(611)	$1,134
Derivative losses on cash flow hedges (see Note 3)	(2,092)	732	(1,360)	(1,443)	505	(938)

Other comprehensive income (loss)	$(1,721)	$602	$(1,119)	$302	$(106)	$196

2010
Foreign currency translation adjustments	$(635)	$223	$(412)	$(3,062)	$1,072	$(1,990)
Derivative losses on cash flow hedges (see Note 3)	(2,407)	842	(1,565)	(3,983)	1,394	(2,589)

Other comprehensive loss	$(3,042)	$1,065	$(1,977)	$(7,045)	$2,466	$(4,579)

13.	Share Based Compensation

Transactions in connection with the Company’s share based compensation plans during the six months ended June 30, 2011 were as follows:

Director stock awards granted	2,000

Employee Stock Purchase Plan (“ESPP”) shares issued	30,151

Restricted stock awards granted	182,000

Restricted stock awards cancelled	1,370

Shares released from Deferred Compensation Plan	63

Restricted Stock Unit Activities:
Outstanding as of December 31, 2010	531
Granted	650
Converted to shares and issued to Deferred Compensation Plan	(51)

Outstanding as of June 30, 2011	1,130

Stock Option Activities:
Outstanding as of December 31, 2010	1,130,356
Granted	159,575
Exercised	(66,462)
Forfeited	—
Expired	—

Outstanding as of June 30, 2011	1,223,469

Shares available for future grants and ESPP purchases as of June 30, 2011	684,712

14.	Segment Information

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. An operating business segment has been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s basis of measurement of segment profit or loss is as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2011
Operating Revenues:
External customers	93,336	68,475	38,682	24,249	48,462	245,321	17,921	—	536,446
Intersegment	50	18	2,760	87	4	—	—	(2,919)	—

	93,386	68,493	41,442	24,336	48,466	245,321	17,921	(2,919)	536,446

Costs and Expenses:
Operating	68,242	42,457	28,717	13,584	31,662	237,644	9,158	(2,793)	428,671
Administrative and general	11,078	6,229	3,166	2,146	10,322	2,202	3,210	7,584	45,937
Depreciation and amortization	12,205	12,390	5,791	5,728	2,238	12	2,237	469	41,070

	91,525	61,076	37,674	21,458	44,222	239,858	14,605	5,260	515,678

Gains (Losses) on Asset Dispositions and Impairments, Net	3,607	6,172	(22)	—	(19)	—	544	—	10,282

Operating Income (Loss)	5,468	13,589	3,746	2,878	4,225	5,463	3,860	(8,179)	31,050

Other Income (Expense):
Derivative gains (losses), net	—	(811)	—	—	—	828	—	(6,618)	(6,601)
Foreign currency gains (losses), net	(408)	338	—	6	97	(16)	(24)	1,527	1,520
Other, net	—	—	3	56	2	—	—	(117)	(56)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	200	1,054	666	—	132	(1,051)	3	—	1,004

Segment Profit	5,260	14,170	4,415	2,940	4,456	5,224	3,839

Other Income (Expense) not included in Segment Profit									(11,912)
Less Equity Earnings included in Segment Profit									(1,004)

Income Before Taxes and Equity Earnings									14,001

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2011
Operating Revenues:
External customers	173,659	124,630	82,610	41,473	111,548	439,333	35,457	—	1,008,710
Intersegment	71	18	5,301	175	4	—	—	(5,569)	—

	173,730	124,648	87,911	41,648	111,552	439,333	35,457	(5,569)	1,008,710

Costs and Expenses:
Operating	131,262	75,922	56,601	22,563	75,706	424,662	18,300	(5,334)	799,682
Administrative and general	22,848	13,249	5,863	3,563	17,873	4,862	5,830	18,243	92,331
Depreciation and amortization	24,738	24,309	11,413	10,706	4,469	25	4,526	943	81,129

	178,848	113,480	73,877	36,832	98,048	429,549	28,656	13,852	973,142

Gains (Losses) on Asset Dispositions and Impairments, Net	7,971	8,366	675	—	(19)	—	544	—	17,537

Operating Income (Loss)	2,853	19,534	14,709	4,816	13,485	9,784	7,345	(19,421)	53,105

Other Income (Expense):
Derivative losses, net	—	(501)	—	—	—	(3,922)	—	(5,496)	(9,919)
Foreign currency gains (losses), net	317	691	—	22	46	(21)	(23)	5,547	6,579
Other, net	—	—	4	56	2	—	(1)	(295)	(234)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	935	955	410	—	124	(1,000)	(386)	—	1,038

Segment Profit	4,105	20,679	15,123	4,894	13,657	4,841	6,935

Other Income (Expense) not included in Segment Profit									(16,729)
Less Equity Earnings included in Segment Profit									(1,038)

Income Before Taxes and Equity Earnings									32,802

Capital Expenditures	33,025	50,233	33,137	8,315	4,009	—	1,498	1,174	131,391

As of June 30, 2011
Property and Equipment	620,146	629,619	338,289	249,818	35,388	131	148,929	19,338	2,041,658
Investments, at Equity, and Receivables from 50% or Less Owned Companies	57,697	35,341	42,378	—	2,351	12,929	59,676	—	210,372
Goodwill	13,367	352	1,743	606	45,097	—	1,302	—	62,467
Intangible Assets	6,992	—	908	1,732	8,342	—	474	—	18,448
Other current and long-term assets, excluding cash and near cash assets(1)	134,505	88,430	44,054	5,673	84,274	125,374	63,181	27,248	572,739

Segment Assets	832,707	753,742	427,372	257,829	175,452	138,434	273,562

Cash and near cash assets(1)									800,076

Total Assets									3,705,760

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the three months ended June 30, 2010
Operating Revenues:
External customers	142,825	62,433	31,544	21,263	214,629	203,064	18,818	—	694,576
Intersegment	4,298	—	3,052	—	—	—	151	(7,501)	—

	147,123	62,433	34,596	21,263	214,629	203,064	18,969	(7,501)	694,576

Costs and Expenses:
Operating	80,011	40,541	21,547	8,915	127,108	203,374	10,895	(7,649)	484,742
Administrative and general	12,931	6,091	2,618	1,038	6,525	3,791	2,793	10,321	46,108
Depreciation and amortization	13,245	10,728	4,958	8,008	2,099	15	2,107	448	41,608

	106,187	57,360	29,123	17,961	135,732	207,180	15,795	3,120	572,458

Gains (Losses) on Asset Dispositions and Impairments, Net	1,964	379	899	(11)	(36)	—	1,203	—	4,398

Operating Income (Loss)	42,900	5,452	6,372	3,291	78,861	(4,116)	4,377	(10,621)	126,516

Other Income (Expense):
Derivative gains (losses), net	—	38	—	—	—	4,611	—	(9,370)	(4,721)
Foreign currency gains (losses), net	425	(1,731)	—	(41)	(23)	(30)	(15)	(6,085)	(7,500)
Other, net	—	—	—	—	—	6	34	6	46
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,713	(442)	805	—	54	(13)	759	—	2,876

Segment Profit	45,038	3,317	7,177	3,250	78,892	458	5,155

Other Income (Expense) not included in Segment Profit									(15,171)
Less Equity Earnings included in Segment Profit									(2,876)

Income Before Taxes and Equity Earnings									99,170

	Offshore Marine Services $’000	Aviation Services $’000	Inland River Services $’000	Marine Transportation Services $’000	Environmental Services $’000	Commodity Trading and Logistics $’000	Other $’000	Corporate and Eliminations $’000	Total $’000
For the six months ended June 30, 2010
Operating Revenues:
External customers	249,054	112,756	61,679	40,715	242,787	346,056	36,104	—	1,089,151
Intersegment	5,255	(48)	6,353	—	—	—	305	(11,865)	—

	254,309	112,708	68,032	40,715	242,787	346,056	36,409	(11,865)	1,089,151

Costs and Expenses:
Operating	153,775	72,567	41,101	22,347	147,445	350,746	20,934	(11,868)	797,047
Administrative and general	25,380	11,482	4,679	1,875	12,562	6,535	5,638	18,848	86,999
Depreciation and amortization	26,723	21,175	9,834	16,016	4,082	35	4,290	850	83,005

	205,878	105,224	55,614	40,238	164,089	357,316	30,862	7,830	967,051

Gains (Losses) on Asset Dispositions and Impairments, Net	14,615	469	1,786	(11)	(53)	—	1,203	48	18,057

Operating Income (Loss)	63,046	7,953	14,204	466	78,645	(11,260)	6,750	(19,647)	140,157

Other Income (Expense):
Derivative gains (losses), net	—	(62)	—	—	—	8,919	—	(10,802)	(1,945)
Foreign currency gains (losses), net	799	(1,596)	—	(26)	7	(747)	(33)	(8,605)	(10,201)
Other, net	—	—	10	—	—	6	34	596	646
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	3,964	(717)	707	—	92	(1,035)	734	—	3,745

Segment Profit (Loss)	67,809	5,578	14,921	440	78,744	(4,117)	7,485

Other Income (Expense) not included in Segment Profit									(24,175)
Less Equity Earnings included in Segment Profit									(3,745)

Income Before Taxes and Equity Earnings									104,482

Capital Expenditures	15,864	62,725	18,780	99	3,543	—	—	13,990	115,001

As of June 30, 2010
Property and Equipment	672,114	576,030	277,088	349,025	36,275	181	144,814	19,609	2,075,136
Investments, at Equity, and Receivables from 50% or Less Owned Companies	34,659	25,138	93,506	7,450	2,251	13,974	24,496	—	201,474
Goodwill	13,367	353	1,743	—	37,888	—	1,302	—	54,653
Intangible Assets	9,119	—	1,279	2,135	8,078	—	584	—	21,195
Other current and long-term assets, excluding cash and near cash assets(1)	188,349	67,975	50,156	9,541	178,894	87,624	44,536	25,797	652,872

Segment Assets	917,608	669,496	423,772	368,151	263,386	101,779	215,732

Cash and near cash assets(1)									721,560

Total Assets									3,726,890

(1)	Cash and near cash assets includes cash, cash equivalents, restricted cash, marketable securities, construction reserve funds and Title XI reserve funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s operations by business segment for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2011, as compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2010. See “Item 1. Financial Statements – Note 14. Segment Information” included in Part I for consolidating segment tables for each period presented.

Offshore Marine Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States, primarily U.S. Gulf of Mexico	32,842	35	79,527	54	52,003	30	119,011	47

Africa, primarily West Africa	13,254	14	19,708	13	32,721	19	38,583	15
Middle East	10,670	12	12,867	9	22,428	13	26,400	11
Mexico, Central and South America	14,336	15	13,547	9	26,245	15	25,714	10
United Kingdom, primarily North Sea	18,784	20	15,313	11	35,530	20	31,336	12
Asia	3,500	4	6,161	4	4,803	3	13,265	5

Total Foreign	60,544	65	67,596	46	121,727	70	135,298	53

	93,386	100	147,123	100	173,730	100	254,309	100	(37)	(32)

Costs and Expenses:
Operating
Personnel	34,216	37	35,300	24	66,668	38	72,960	28
Repairs and maintenance	10,610	11	14,265	10	19,361	11	24,640	10
Drydocking	5,305	6	6,925	5	9,968	6	13,841	5
Insurance and loss reserves	3,467	4	3,806	2	6,233	4	6,981	3
Fuel, lubes and supplies	5,534	6	6,472	4	10,699	6	11,899	5
Leased-in equipment	3,687	4	3,888	3	7,123	4	7,051	3
Brokered vessel activity	273	—	3,590	2	2,743	2	5,733	2
Other	5,150	5	5,765	4	8,467	5	10,670	4

	68,242	73	80,011	54	131,262	76	153,775	60
Administrative and general	11,078	12	12,931	9	22,848	13	25,380	10
Depreciation and amortization	12,205	13	13,245	9	24,738	14	26,723	11

	91,525	98	106,187	72	178,848	103	205,878	81

Gains on Asset Dispositions and Impairments, Net	3,607	4	1,964	1	7,971	5	14,615	6

Operating Income	5,468	6	42,900	29	2,853	2	63,046	25	(87)	(95)

Other Income (Expense):
Foreign currency gains (losses), net	(408)	—	425	1	317	—	799	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	200	—	1,713	1	935	—	3,964	2

Segment Profit	5,260	6	45,038	31	4,105	2	67,809	27	(88)	(94)

Operating Revenues by Type. The table below sets forth, for the periods indicated, the amount of operating revenues earned by type.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Time charter:
United States, primarily U.S. Gulf of Mexico	30,153	32	74,319	50	47,532	27	112,046	44	(59)	(58)
Africa, primarily West Africa	12,182	13	15,916	11	28,496	17	33,016	13	(23)	(14)
Middle East	8,808	10	9,864	7	18,237	11	20,856	8	(11)	(13)
Mexico, Central and South America	12,782	14	11,460	8	23,269	13	22,029	9	12	6
United Kingdom, primarily North Sea	18,735	20	15,317	10	35,431	20	31,267	12	22	13
Asia	3,546	4	4,718	3	4,866	3	11,654	5	(25)	(58)

Total time charter	86,206	93	131,594	89	157,831	91	230,868	91	(34)	(32)

Bareboat charter	209	—	1,243	1	416	—	1,494	—	(83)	(72)
Brokered vessel activity	301	—	4,732	3	3,669	2	7,425	3	(94)	(51)
Other marine services	6,670	7	9,554	7	11,814	7	14,522	6	(30)	(19)

	93,386	100	147,123	100	173,730	100	254,309	100

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Rates Per Day Worked:
Anchor handling towing supply	$32,179	$40,592	$31,215	$36,524
Crew	6,334	6,586	6,477	6,632
Mini-supply	7,494	9,641	7,578	8,413
Standby safety	9,180	7,861	9,031	8,080
Supply	13,561	14,402	13,406	13,780
Towing supply	8,484	10,467	9,804	11,255
Specialty	9,351	6,187	8,077	7,220
Overall Average Rates Per Day Worked	11,142	13,906	10,655	12,672

Utilization:
Anchor handling towing supply	53%	89%	44%	75%
Crew	70%	72%	68%	70%
Mini-supply	77%	61%	69%	58%
Standby safety	89%	88%	86%	88%
Supply	74%	78%	69%	78%
Towing supply	33%	81%	51%	78%
Specialty	63%	64%	68%	65%
Overall Fleet Utilization	71%	77%	68%	74%

Available Days:
Anchor handling towing supply	1,547	1,729	3,077	3,439
Crew	3,933	4,527	7,803	9,027
Mini-supply	728	1,001	1,507	1,991
Standby safety	2,291	2,222	4,541	4,382
Supply	1,591	1,729	3,139	3,439
Towing supply	494	690	1,034	1,499
Specialty	353	334	713	694

Overall Fleet Available Days	10,937	12,232	21,814	24,471

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $45.4 million lower. Overall fleet utilization was 71% compared with 77%. The number of days available for charter was 10,937 compared with 12,232, a 1,295 day or 11% reduction, due to net fleet dispositions. Overall average day rates were $11,142 per day compared with

$13,906 per day, a decrease of $2,764 per day or 20%. Lower utilization decreased time charter revenues by $18.5 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to reduce time charter revenues by $20.3. In overall terms, lower average day rates decreased time charter revenues by $8.1 million while the impact of favorable changes in currency exchange rates increased time charter revenues by $1.5 million.

In the U.S. Gulf of Mexico, time charter revenues were $44.2 million lower due to softer market conditions attributable to the ongoing slowdown in the issuance of drilling permits by the Bureau of Ocean Energy in the aftermath of the Deepwater Horizon oil spill. During the Prior Year Quarter, incremental charters in support of the oil spill response contributed $27.1 million of additional time charter revenues. During the Current Year Quarter, lower utilization and lower average day rates reduced time charter revenues by $10.8 million and $5.2 million, respectively. Vessels that mobilized out of the region, other changes in fleet mix and net fleet dispositions decreased time charter revenues by $20.7 million and a net increase in cold-stacked vessels further decreased time charter revenues by $7.5 million. As of June 30, 2011, the Company had seven vessels cold-stacked in this region compared with four as of June 30, 2010.

In West Africa, time charter revenues were $3.7 million lower, of which $3.2 million was due to reduced utilization and $0.5 million was due to lower average day rates.

In the United Kingdom, time charter revenues were $3.4 million higher, of which $2.4 million was due to improved average day rates and favorable changes in the USD/pound sterling exchange rate, and $1.0 million was due to incremental time charter revenues from a vessel that mobilized into the region.

Revenues from brokered vessel activity were $4.4 million lower due to reduced activity in West Africa and the Middle East. Other marine services revenues were $2.9 million lower primarily due to the impact in the Prior Year Quarter of technical services provided in connection with the Deepwater Horizon oil spill response.

Costs and Expenses. Operating expenses were $4.8 million lower due to net fleet dispositions, $3.2 million lower due to a larger number of vessels being held in cold-stack status during the Current Year Quarter, and $3.3 million lower due to reduced brokered vessel activity in West Africa and the Middle East.

Personnel costs were $1.2 million lower primarily due to net fleet dispositions and additional cold-stacked vessels. Repair and maintenance expenses were $3.7 million lower due to net fleet dispositions, additional cold-stacked vessels and the impact of expenditures incurred in the Prior Year Quarter related to technical services provided in support of the Deepwater Horizon oil spill response. Drydocking expenses were $1.6 million lower primarily due to reduced activity in the U.S. Gulf of Mexico, the United Kingdom and West Africa.

Gains on Asset Dispositions and Impairments, net. During the Current Year Quarter, the Company sold four offshore support vessels for net proceeds of $11.8 million and recognized current and previously deferred gains on dispositions of $3.6 million. During the Prior Year Quarter, the Company sold one offshore support vessel for net proceeds of $1.5 million and recognized current and previously deferred gains on dispositions of $2.0 million.

Current Six Months compared with Prior Six Months

Operating Revenues. Time charter revenues were $73.0 million lower. Overall fleet utilization was 68% compared with 74%. The number of days available for charter was 21,814 compared with 24,471, a 2,657 day or 11% reduction, due to net fleet dispositions. Overall average day rates were $10,655 per day compared with $12,672 per day, a decrease of $2,017 per day or 16%. Lower utilization decreased time charter revenues by $33.8 million. Net fleet dispositions, the impact of vessels mobilizing between geographic regions and other changes in fleet mix combined to reduce time charter revenues by $27.5 million. In overall terms, lower average day rates decreased time charter revenues by $13.6 million while the impact of favorable changes in currency exchange rates increased time charter revenues by $1.9 million.

In the U.S. Gulf of Mexico, time charter revenues were $64.5 million lower due to softer market conditions attributable to the ongoing slowdown in the issuance of drilling permits by the Bureau of Ocean Energy in the aftermath of the Deepwater Horizon oil spill. During the Prior Six Months, incremental charters in support of the oil spill response contributed $27.1 million of additional time charter revenues. Time charter revenues were lower for all classes of vessels. During the Current Six Months, lower utilization and lower average day rates reduced time charter revenues by $19.2 million and $9.0 million, respectively. Net fleet dispositions, vessels that mobilized out of the region and other changes in fleet mix decreased time charter revenues by $24.8 million and a net increase in cold-stacked vessels further decreased time charter revenues by $11.5 million.

In West Africa, time charter revenues were $4.5 million lower, of which $3.8 million was due to reduced utilization and $1.2 million was due to lower average day rates. Net fleet dispositions, the impact of vessels mobilizing from other geographic regions and other changes in fleet mix increased time charter revenues by $0.5 million.

In the United Kingdom, time charter revenues were $4.2 million higher, of which $3.2 million was due to improved average day rates and favorable changes in the USD/pound sterling exchange rate, and $2.0 million was due to the impact of a vessel that mobilized into the region. These increases were partially offset by a $1.0 million decrease due to reduced fleet utilization.

In Asia, time charter revenues were $6.8 million lower, of which $4.9 million was due to fleet dispositions, and the impact of vessels mobilizing out of the region and other changes in fleet mix, $0.9 million was due to reduced utilization and $1.0 million was due to lower average day rates.

Revenues from brokered vessel activity were $3.8 million lower due to reduced activity in West Africa and the Middle East. Other marine services revenues were $2.7 million lower primarily due to the impact in the Prior Year Quarter of technical services provided in connection with the Deepwater Horizon oil spill response.

Costs and Expenses. Operating expenses were $8.3 million lower due to net fleet dispositions, $2.6 million lower due to the effect of vessels mobilizing between regions, $6.8 million lower due to a greater number of vessels being held in cold-stack status, and $3.0 million lower due to reduced brokered vessel activity in West Africa and the Middle East.

Personnel costs were $6.3 million lower primarily due to net fleet dispositions and additional cold-stacked vessels. Repair and maintenance expenses were $5.3 million lower due to net fleet dispositions, additional cold-stacked vessels and expenditures incurred in the Prior Year Quarter related to technical services provided in support of the Deepwater Horizon oil spill response. Drydocking expense was $3.9 million lower primarily due to reduced activity in the U.S. Gulf of Mexico, West Africa and Mexico, Central and South America. Fuel, lubes and supplies expense was $1.2 million lower primarily due to net fleet dispositions.

Gains on Asset Dispositions and Impairments, net. During the Current Six Months, the Company sold five offshore support vessels for net proceeds of $19.7 million and recognized current and previously deferred gains on dispositions of $8.0 million. During the Prior Six Months, the Company sold two vessels for net proceeds of $24.1 million and recognized current and previously deferred gains on dispositions of $14.6 million.

Fleet Count

The composition of Offshore Marine Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Anchor handling towing supply	15	2	2	—	19
Crew	39	3	7	3	52
Mini-supply	6	—	2	—	8
Standby safety	25	1	—	—	26
Supply	10	—	9	9	28
Towing supply	3	1	2	—	6
Specialty	3	5	—	3	11

	101	12	22	15	150

2010
Anchor handling towing supply	18	1	1	—	20
Crew	41	2	11	3	57
Mini-supply	6	1	5	—	12
Standby safety	25	1	—	—	26
Supply	11	—	8	8	27
Towing supply	5	1	2	1	9
Specialty	4	5	—	3	12

	110	11	27	15	163

Aviation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	48,632	71	48,452	78	87,865	70	86,523	77
Foreign	19,861	29	13,981	22	36,783	30	26,185	23

	68,493	100	62,433	100	124,648	100	112,708	100	10	11

Costs and Expenses:
Operating
Personnel	15,382	22	14,684	24	29,998	24	28,386	25
Repairs and maintenance	12,710	18	14,087	22	22,389	18	22,720	20
Insurance and loss reserves	2,536	4	2,151	3	4,144	3	4,430	4
Fuel and supplies	6,086	9	4,939	8	10,847	9	8,769	8
Leased-in equipment	464	1	454	1	925	1	936	1
Other	5,279	8	4,226	7	7,619	6	7,326	6

	42,457	62	40,541	65	75,922	61	72,567	64
Administrative and general	6,229	9	6,091	10	13,249	11	11,482	10
Depreciation and amortization	12,390	18	10,728	17	24,309	19	21,175	19

	61,076	89	57,360	92	113,480	91	105,224	93

Gains on Asset Dispositions and Impairments, Net	6,172	9	379	1	8,366	7	469	—

Operating Income	13,589	20	5,452	9	19,534	16	7,953	7	149	146

Other Income (Expense):
Derivative gains (losses), net	(811)	(1)	38	—	(501)	—	(62)	—
Foreign currency gains (losses), net	338	—	(1,731)	(3)	691	—	(1,596)	(1)
Other, net	—	—	—	—	—	—	—	—
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,054	2	(442)	(1)	955	1	(717)	(1)

Segment Profit	14,170	21	3,317	5	20,679	17	5,578	5	327	271

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas services	31,063	45	30,349	48	57,223	46	56,029	50	2	2
Alaska, primarily from oil and gas services	6,314	9	7,393	12	11,418	9	12,643	11	(15)	(10)
Leasing	19,861	29	14,153	23	36,784	30	26,673	24	40	38
Air Medical Services	5,638	8	5,867	9	11,494	9	10,529	9	(4)	9
Flightseeing	2,744	4	2,305	4	2,747	2	2,305	2	19	19
FBO	2,987	5	2,478	4	5,201	4	4,724	4	21	10
Eliminations	(114)	—	(112)	—	(219)	—	(195)	—	(2)	(12)

	68,493	100	62,433	100	124,648	100	112,708	100

Operating Data. The following tables set forth, for the periods indicated, flight hours flown by service line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	Hours	%	Hours	%	Hours	%	Hours	%	%	%
U.S. Gulf of Mexico, primarily from oil and gas services	8,993	52	9,723	58	16,285	53	17,952	61	(8)	(9)
Alaska, primarily from oil and gas services	1,305	7	1,155	7	2,019	7	1,824	6	13	11
Leasing	4,180	24	2,757	16	7,731	25	4,884	17	52	58
Air Medical Services	1,758	10	2,266	13	3,345	11	3,952	13	(22)	(15)
Flightseeing	1,178	7	952	6	1,178	4	952	3	24	24

	17,414	100	16,853	100	30,558	100	29,564	100	3	3

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues from leasing activities were $5.7 million higher primarily due to additional helicopters being placed on long-term leases in foreign jurisdictions and the impact of a full quarter of activity on maintenance support contracts for helicopters operating in Brazil, which began at various times in the first half of 2010. As of June 30, 2011, 48 aircraft were dedicated to leasing activities compared with 38 as of June 30, 2010. Operating revenues in the U.S. Gulf of Mexico were $0.7 million higher primarily due to the impact of search and rescue activities, which commenced in the third quarter of 2010 partially offset by a reduction of activity in support of the Deepwater Horizon oil spill response. As of June 30, 2011, Aviation Services had two aircraft assigned to search and rescue activities compared with none in the Prior Year Quarter. Operating revenues from Alaska were $1.1 million lower primarily due to a reduced number of aircraft on contract with a major oil and gas customer due to the completion of certain drilling activity in the fourth quarter of 2010.

Operating Expenses. Personnel expenses were $0.7 million higher primarily due to pilot pay scale adjustments implemented in June 2010. Repair and maintenance expenses were $1.4 million lower primarily due to the timing of aircraft repairs offset by additional helicopters placed in power-by-hour maintenance programs. Insurance and loss reserves were $0.4 million higher primarily due to fleet additions. Fuel expenses were $1.1 million higher primarily due to higher prices. Other operating expenses were $1.1 million higher primarily due to the cost of contract medical support personnel assigned to search and rescue aircraft based in the U.S. Gulf of Mexico.

Depreciation and Amortization. Depreciation and amortization expenses were $1.7 million higher due to the placement of additional helicopters into service.

Gains on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold equipment for proceeds of $6.9 million and recognized current and previously deferred gains on dispositions and impairments of $6.2 million.

Current Six Months compared with Prior Six Months

Operating Revenues. Operating revenues from leasing activities were $10.1 million higher primarily due to additional helicopters being placed on long-term leases in foreign jurisdictions and the impact of a full six months of activity on maintenance support contracts for helicopters operating in Brazil, which began at various times in the first half of 2010. Operating revenues in the U.S. Gulf of Mexico were $1.2 million higher primarily due to the impact of search and rescue activities which commenced in the third quarter of 2010 partially offset by a reduction of activity in support of the Deepwater Horizon oil spill response. Operating revenues from Alaska were $1.2 million lower primarily due to a reduced number of aircraft on contract with a major oil and gas customer due to the completion of certain drilling activity in the fourth quarter of 2010.

Operating Expenses. Personnel expenses were $1.6 million higher primarily due to pilot pay scale adjustments implemented in June 2010. Repair and maintenance expenses were $0.3 million lower primarily due to the timing of aircraft repairs partially offset by additional helicopters placed in power-by-hour maintenance programs. Insurance and loss reserves were $0.3 million lower primarily due to a “good experience” premium adjustment in the first quarter partially offset by increases due to the addition of new aircraft to the fleet. Fuel expenses were $2.1 million higher primarily due to higher prices. Other operating expenses were $0.3 million higher primarily due to the cost of contract medical support personnel assigned to search and rescue aircraft based in the U.S. Gulf of Mexico and expenses related to an increase in parts sold to customers. These increases were partially offset by the first quarter receipt of insurance proceeds of $1.9 million related to hurricane damages sustained in 2005.

Administrative and General. Administrative and general expenses were $1.8 million higher primarily due to higher wage and benefit costs.

Depreciation and Amortization. Depreciation and amortization expenses were $3.1 million higher due to the placement of additional helicopters into service.

Gains on Asset Dispositions and Impairments, Net. During the Current Six Months, the Company sold equipment for proceeds of $9.7 million and recognized current and previously deferred gains on dispositions an impairments of $8.4 million.

Fleet Count

The composition of Aviation Services’ fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(2)	Managed	Total
2011
Light helicopters—single engine	52	6	3	—	61
Light helicopters—twin engine	29	—	6	9	44
Medium helicopters	60	—	2	3	65
Heavy helicopters	7	—	—	—	7

	148	6	11	12	177

2010
Light helicopters—single engine	51	6	3	—	60
Light helicopters—twin engine	31	—	6	9	46
Medium helicopters	54	—	2	3	59
Heavy helicopters	9	—	—	—	9

	145	6	11	12	174

(1)	Excludes one EC120 helicopter removed from service and subsequently sold in July 2011.

(2)	Excludes three EC120 helicopters removed from service and subsequently sold in July 2011.

Inland River Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	41,442	100	34,596	100	87,911	100	68,032	100	20	29

Costs and Expenses:
Operating
Barge logistics	19,765	48	12,241	35	37,409	42	23,517	35
Personnel	3,291	8	3,400	10	6,681	8	6,232	9
Repairs and maintenance	1,183	3	1,313	4	2,285	3	2,495	4
Insurance and loss reserves	487	1	613	2	1,145	1	1,206	2
Fuel, lubes and supplies	460	1	662	2	1,269	1	1,719	2
Leased-in equipment	1,654	4	2,085	6	4,422	5	3,571	5
Other	1,877	4	1,233	3	3,390	4	2,361	3

	28,717	69	21,547	62	56,601	64	41,101	60
Administrative and general	3,166	8	2,618	8	5,863	7	4,679	7
Depreciation and amortization	5,791	14	4,958	14	11,413	13	9,834	15

	37,674	91	29,123	84	73,877	84	55,614	82

Gains (Losses) on Asset Dispositions	(22)	—	899	3	675	1	1,786	3

Operating Income	3,746	9	6,372	19	14,709	17	14,204	21	(41)	4

Other Income (Expense):
Other, net	3	—	—	—	4	—	10	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	666	2	805	2	410	—	707	1

Segment Profit	4,415	11	7,177	21	15,123	17	14,921	22	(38)	1

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, operating revenues earned by service line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Dry cargo barge pool participation	23,373	57	16,780	49	51,338	58	33,989	50	39	51
Liquid unit tow operations	6,321	15	7,756	22	12,998	15	15,195	22	(19)	(14)
Charter-out of dry cargo barges	2,249	5	2,093	6	4,282	5	4,367	6	7	(2)
10,000 barrel liquid tank barge operations	3,692	9	2,052	6	7,364	8	3,882	6	80	90
Inland river towboat operations and other activities	5,807	14	5,915	17	11,929	14	10,599	16	(2)	13

	41,442	100	34,596	100	87,911	100	68,032	100

Dry Cargo Barge Pool Operating Data. The following table presents, for the periods indicated, Inland River Services’ interest in tons moved and its available barge days in the dry cargo barge pools. Available barge days represents the total calendar days during which the Company’s owned and chartered-in barges were in the pool.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	Tons	%	Tons	%	Tons	%	Tons	%	%	%
Tons Moved (in thousands):
Grain	880	71	680	68	1,843	69	1,368	65	29	35
Non-Grain	365	29	324	32	827	31	721	35	13	15

	1,245	100	1,004	100	2,670	100	2,089	100	24	28

	Days		Days		Days		Days
Available barge days	49,686		41,663		97,040		80,240		19	21

Operating Revenues. Operating revenues were $6.8 million higher in the Current Year Quarter compared with the Prior Year Quarter and $19.9 million higher in the Current Six Months compared with the Prior Six Months primarily due to a larger fleet following the addition of newly constructed dry cargo barges and the addition of dry cargo and 10,000 barrel liquid tank barges previously included in the Seaspraie joint venture. These increases were partially offset by lower operating revenues in the liquid unit tow operation primarily due to lower contract rates and reduced utilization of equipment. Operating revenues from inland river towboat operations and other activities were $1.3 million higher in the Current Six Months primarily due to improved utilization.

Operating Expenses. Operating expenses were $7.2 million higher in the Current Year Quarter compared with the Prior Year Quarter and $15.5 million higher in the Current Six Months compared with the Prior Six Months primarily due to increased barge logistic expenses as a result of the larger fleet, higher fuel prices and high-water towing escalators as a result of difficult operating conditions. In the Current Year Quarter, heavy rains in the Mid-South and the lower Ohio Valley produced severe flood conditions that caused periodic river closures and restricted tow sizes.

Fleet Count

The composition of Inland River Services’ fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Pooled or Managed	Total
2011
Inland river dry cargo barges	689	172	2	629	1,492
Inland river liquid tank barges	70	—	—	10	80
Inland river deck barges	26	—	—	—	26
Inland river towboats	16	15	—	—	31
Dry cargo vessels(1)	—	1	—	—	1

	801	188	2	639	1,630

2010
Inland river dry cargo barges	619	262	2	566	1,449
Inland river liquid tank barges	51	34	2	—	87
Inland river deck barges	26	—	—	—	26
Inland river towboats	17	12	—	—	29
Dry cargo vessels(1)	—	1	—	—	1

	713	309	4	566	1,592

(1)	Argentine-flag.

Marine Transportation Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	17,465	72	21,263	100	34,777	83	40,715	100
Foreign	6,871	28	—	—	6,871	17	—	—

	24,336	100	21,263	100	41,648	100	40,715	100	14	2

Costs and Expenses:
Operating
Personnel	4,175	17	5,645	26	8,056	19	11,689	29
Repairs and maintenance	1,145	5	564	3	1,755	4	1,395	3
Drydocking	59	—	295	1	459	1	4,531	11
Insurance and loss reserves	66	—	560	3	556	1	1,155	3
Fuel, lubes and supplies	2,047	8	1,215	6	2,369	6	2,306	6
Leased-in equipment	3,766	16	—	—	6,666	16	—	—
Other	2,326	10	636	3	2,702	7	1,271	3

	13,584	56	8,915	42	22,563	54	22,347	55
Administrative and general	2,146	9	1,038	5	3,563	8	1,875	5
Depreciation and amortization	5,728	23	8,008	38	10,706	26	16,016	39

	21,458	88	17,961	85	36,832	88	40,238	99

Losses on Asset Dispositions and Impairments	—	—	(11)	—	—	—	(11)	—

Operating Income	2,878	12	3,291	15	4,816	12	466	1	(13)	933

Other Income (Expense):
Foreign currency gains (losses), net	6	—	(41)	—	22	—	(26)	—
Other, net	56	—			56	—

Segment Profit	2,940	12	3,250	15	4,894	12	440	1	(10)	1012

Operating Revenues by Charter Arrangement. The table below sets forth, for the periods indicated, the amount of operating revenues earned from charter arrangements.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Time charter	8,839	36	12,967	61	17,569	42	25,280	62	(32)	(31)
Bareboat charter	8,736	36	6,552	31	17,376	42	12,542	31	33	39
Contract of affreightment and other	6,761	28	1,744	8	6,703	16	2,893	7	288	132

	24,336	100	21,263	100	41,648	100	40,715	100

G&G Shipping Acquisition. In April, Marine Transportation Services acquired real property, eight foreign flag Roll-on/Roll-off (“RORO”) vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean. The operating company leases-in the real property and the RORO vessels from the Company. In the Current Year Quarter and Current Six Months, this operation contributed operating revenues of $6.8 million and reported an operating loss of $0.4 million. The operating loss was primarily due to drydocking costs for one RORO vessel and charter-in expenses to cover that vessel’s out-of-service time.

Operating Revenues. The changes in time charter and bareboat charter revenues in the Current Year Quarter and Current Six Months were primarily due to the change in contract status from time charter to long-term bareboat charter for one of the Company’s U.S.-flag product tankers effective August 2010. Excluding the revenues contributed by G&G Shipping, contract of affreightment and other revenues were lower in the Current Year Quarter and Current Six Months primarily due to the lay-up of the Seabulk America in August 2010.

Operating Expenses. Excluding the impact of G&G Shipping, operating expenses were lower in the Current Year Quarter and Current Six Months primarily due to the lay-up of the Seabulk America and an additional U.S.-flag product tanker operating under a long-term bareboat charter. Drydocking costs were lower in the Current Six Months due to the drydocking of the Seabulk Challenge and Seabulk Trader in the first quarter of 2010.

Administrative and General. Administrative and general expenses were higher in the Current Year Quarter and Current Six Months primarily due to G&G Shipping.

Depreciation and Amortization. Depreciation and amortization expenses were lower in the Current Year Quarter and Current Six Months primarily due to the sale-leaseback of two vessels during the fourth quarter of 2010 and the write-down of the Seabulk America to fair value in the third quarter of 2010, partially offset by additional depreciation expenses from G&G Shipping.

Fleet Count

As of June 30, 2011 and 2010, Marine Transportation Services’ fleet included eight U.S.-flag product tankers operating in the domestic coastwise trade. As of June 30, 2011, six of the U.S.-flag product tankers were owned and two were leased-in, of which four were operating under long-term bareboat charters, three were operating under time charters and one was laid-up. As of June 30, 2011, Marine Transportation Services’ fleet also included eight owned foreign flag RORO vessels operating in the shipping trade between the United States, the Bahamas and the Caribbean.

Environmental Services

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	42,973	89	208,531	97	101,488	91	230,761	95
Foreign	5,493	11	6,098	3	10,064	9	12,026	5

	48,466	100	214,629	100	111,552	100	242,787	100	(77)	(54)

Costs and Expenses:
Operating
Subcontractors	10,692	22	111,019	52	34,516	31	116,392	48
Personnel	15,172	31	12,469	6	31,301	28	23,848	10
Repairs and maintenance	1,566	3	781	—	2,273	2	1,778	1
Insurance and loss reserves	794	2	608	—	1,402	1	1,231	—
Fuel, lubes and supplies	1,437	3	1,003	—	2,607	3	1,871	1
Other	2,001	4	1,228	1	3,607	3	2,325	1

	31,662	65	127,108	59	75,706	68	147,445	61
Administrative and general	10,322	21	6,525	3	17,873	16	12,562	5
Depreciation and amortization	2,238	5	2,099	1	4,469	4	4,082	2

	44,222	91	135,732	63	98,048	88	164,089	68

Losses on Asset Dispositions	(19)	—	(36)	—	(19)	—	(53)	—

Operating Income	4,225	9	78,861	37	13,485	12	78,645	32	(95)	(83)

Other Income (Expense):
Foreign currency gains (losses), net	97	—	(23)	—	46	—	7	—
Other, net	2	—	—	—	2	—	—	—
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	132	—	54	—	124	—	92	—

Segment Profit	4,456	9	78,892	37	13,657	12	78,744	32	(94)	(83)

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Response Services	21,471	44	185,567	87	59,688	54	189,587	78	(88)	(69)
Retainer Services	7,294	15	6,584	3	14,206	13	13,080	5	11	9
Standby Services	2,781	6	1,713	1	5,127	5	3,454	2	62	48
Professional Services	4,280	9	2,898	1	7,770	7	6,927	3	48	12
Software Services	152	—	729	—	374	—	790	—	(79)	(53)
Project Management	11,252	23	15,088	7	21,684	19	25,691	11	(25)	(16)
Equipment Sales and Leasing	1,236	3	2,050	1	2,703	2	3,258	1	(40)	(17)

	48,466	100	214,629	100	111,552	100	242,787	100

Deepwater Horizon Oil Spill Response. Environmental Services’ operating results in the Prior Year Quarter were impacted by oil spill response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). Environmental Services’ provided vessels, equipment and people to support clean-up activities both on shore and at sea, professional assistance, consulting services and software systems in support of incident management activities.

Operating Revenues. The reductions in operating revenues from response services and project management in the Current Year Quarter and Current Six Months were the result of a reduction in the level of services provided in support of the Oil Spill Response. Operating revenues from project management were also lower in the Current Year Quarter and Current Six Months due to the completion of a project in American Samoa during the Prior Year Quarter.

Operating Expenses. Operating expenses were lower in the Current Year Quarter and Current Six Months primarily due to the reduction in response services and project management activities as discussed above.

Administrative and General. Administrative and general expenses were higher in the Current Year Quarter and Current Six Months primarily due to higher wage and benefits costs and higher legal fees as a result of litigation arising from the Oil Spill Response.

Commodity Trading and Logistics

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
United States	160,489	65	176,400	87	337,863	77	310,146	90
Foreign	84,832	35	26,664	13	101,470	23	35,910	10

	245,321	100	203,064	100	439,333	100	346,056	100	21	27

Costs and Expenses:
Operating	237,644	97	203,374	100	424,662	97	350,746	101
Administrative and general	2,202	1	3,791	2	4,862	1	6,535	2
Depreciation	12	—	15	—	25	—	35	—

	239,858	98	207,180	102	429,549	98	357,316	103

Operating Income (Loss)	5,463	2	(4,116)	(2)	9,784	2	(11,260)	(3)	233	187

Other Income (Expense):
Derivative gains (losses), net(1)	828	—	4,611	2	(3,922)	(1)	8,919	2
Foreign currency losses, net	(16)	—	(30)	—	(21)	—	(747)	—
Other, net	—	—	6	—	—	—	6	—
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(1,051)	—	(13)	—	(1,000)	—	(1,035)	—

Segment Profit (Loss)	5,224	2	458	—	4,841	1	(4,117)	(1)	1041	218

(1)

In the Company’s energy and sugar trading businesses, fixed price future purchase and sale contracts for ethanol and sugar are included in derivative positions at fair value. The Company routinely enters into exchange traded derivative positions to offset its net commodity market exposure on these purchase and sale contracts as well as its inventory balances. As a result, derivative gains (losses), net recognized during any period are predominately offset by fair value adjustments included in operating revenues and expenses on completed transactions, subject to certain timing differences on the delivery of physical inventories. As of June 30, 2011 and 2010, the net market exposure to ethanol and sugar under its contracts and inventory balances was not material.

Operating Revenues and Segment Profit (Loss) by Commodity.    The table below sets forth, for the periods indicated, the amount of operating revenues earned and segment profit (loss) by commodity.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,				Change ’11/’10
	2011		2010		2011		2010		3 Mos	6 Mos
	$’000%		$’000%		$’000%		$’000%		%	%
Operating Revenues:
Energy Trading	196,055	80	152,824	75	364,816	83	260,305	75	28	40
Sugar Trading	46,752	19	20,129	10	71,431	16	46,394	14	132	54
Rice Trading	2,514	1	30,111	15	3,086	1	39,357	11	(92)	(92)

	245,321	100	203,064	100	439,333	100	346,056	100

Segment Profit (Loss):
Energy Trading	4,589	88	3,412	745	4,547	94	2,205	54	34	106
Sugar Trading	706	13	960	210	699	14	1,377	33	(26)	(49)
Rice Trading	(71)	(1)	(3,914)	(855)	(405)	(8)	(7,699)	(187)	98	95

	5,224	100	458	100	4,841	100	(4,117)	100

Segment Profit. Segment profit in the Current Year Quarter and Current Six Months improved due to lower segment losses from rice trading activities reflecting the further winding down of those activities and higher margins and activity levels from energy trading activities.

Other Segment Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ’11/’10
	2011	2010	2011	2010	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Harbor and Offshore Towing Services	4,496	4,946	7,984	7,655	(9)	4
Other Activities	(660)	(550)	(663)	(904)	(20)	27
Equity in Earnings (Losses) of 50% or Less Owned Companies	3	759	(386)	734	(100)	(153)

Segment Profit	3,839	5,155	6,935	7,485	(26)	(7)

Corporate and Eliminations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ’11/’10
	2011	2010	2011	2010	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Corporate Expenses	(8,179)	(10,769)	(19,421)	(19,650)	24	1
Eliminations	—	148	—	3	(100)	(100)

Operating Loss	(8,179)	(10,621)	(19,421)	(19,647)	23	1

Other Income (Expense):
Derivative losses, net	(6,618)	(9,370)	(5,496)	(10,802)	29	49
Foreign currency gains (losses), net	1,527	(6,085)	5,547	(8,605)	125	164
Other, net	(117)	6	(295)	596	(2050)	(149)

Derivative losses, net.     Derivative losses, net of $6.6 million in the Current Year Quarter and $5.5 million in the Current Six Months were primarily due to losses on U.S. treasury notes, rate-locks and bond future and option contracts resulting from declines in market interest rates partially offset by gains on forward currency exchange, option and future contracts due to movements in the underlying currencies.

Foreign currency gains (losses), net. Foreign currency gains, net of $1.5 million in the Current Year Quarter and $5.5 million in the Current Six Months were primarily due to the strengthening of the euro against the U.S. dollar.

Other Income (Expense) not included in Segment Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Change ’11/’10
	2011	2010	2011	2010	3 Mos	6 Mos
	$’000	$’000	$’000	$’000%		%
Interest income	3,307	1,863	7,045	3,226	78	118
Interest expense	(10,465)	(11,264)	(20,506)	(23,588)	7	13
Debt extinguishment losses, net	—	(364)	(48)	(368)	100	87
Marketable security losses, net	(4,754)	(5,406)	(3,220)	(3,445)	12	7

	(11,912)	(15,171)	(16,729)	(24,175)	21	31

Interest Expense.    Interest expense decreased in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months primarily due to the reduction in principal balances following the purchase or redemption of certain of the Company’s Senior Notes and Title XI Bonds.

Marketable security losses, net.     Marketable security losses, net in the Current Year Quarter were primarily the result of a reduction in the market value of the Company’s long equity positions partially offset by reductions in the market value of the equities underlying the Company’s short marketable security positions. Marketable security losses, net in the Current Six Months were primarily attributable to increases in the market value of equities underlying the Company’s short marketable security positions.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, meeting its capital commitments and the repayment of debt obligations. In addition, the Company may use its liquidity to fund acquisitions, repurchase shares of SEACOR common stock, par value $0.01 per share (“Common Stock”), for treasury or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds, Title XI reserve funds, cash flows from operations and borrowings under the Company’s revolving credit facility. From time to time, the Company may secure additional liquidity through the issuance of debt, shares of its Common Stock, preferred stock or a combination thereof.

As of June 30, 2011, the Company’s unfunded capital commitments consisted primarily of offshore support vessels, helicopters, an interest in a dry-bulk articulated tug-barge, an interest in a river grain terminal and other property equipment. These commitments totaled $318.2 million, of which $153.0 million is payable during the remainder of 2011 with the balance payable through 2013. Of the total unfunded capital commitments, $48.2 million may be terminated without further liability other than the payment of liquidated damages on $1.4 million.

As of June 30, 2011, construction reserve funds of $305.1 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment.

SEACOR’s Board of Directors previously approved a securities repurchase plan that authorizes the Company to acquire Common Stock, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions. As of June 30, 2011, the remaining authority under the repurchase plan was $113.0 million.

SEACOR’s Board of Directors has previously authorized the Company to purchase any or all of its 5.875% Senior Notes due 2012 and its 7.375% Senior Notes due 2019, which may be acquired through open market purchases, privately negotiated transactions or otherwise, depending on market conditions.

As of June 30, 2011, the Company had $125.0 million of outstanding borrowings under its revolving credit facility. The remaining availability under this facility as of June 30, 2011 was $323.5 million, net of issued letters of credit of $1.5 million. In addition, the Company had other outstanding letters of credit totaling $45.1 million with various expiration dates through 2014.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2011	2010
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	161,479	153,034
Investing Activities	(173,333)	(4,439)
Financing Activities	2,983	(206,984)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,656	(9,017)

Net Decrease in Cash and Cash Equivalents	(3,215)	(67,406)

Operating Activities

Cash flows provided by operating activities increased by $8.4 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	For the Six Months Ended June 30,
	2011	2010
	$’000	$’000
Operating income before depreciation and gains on asset dispositions and impairments, net	116,697	205,105
Changes in operating assets and liabilities before interest and income taxes	(9,591)	(40,337)
Purchases of marketable securities	(54,643)	(55,397)
Proceeds from sale of marketable securities	134,127	28,199
Dividends received from 50% or less owned companies	3,058	16,042
Interest paid, excluding capitalized interest	(19,833)	(23,524)
Income taxes paid (refunded), net	(4,776)	21,037
Other	(3,560)	1,909

Total cash flows provided by operating activities	161,479	153,034

Operating income before depreciation and gains on asset dispositions and impairments, net was $88.4 million lower in the Current Six Months compared with the Prior Six Months primarily due to higher operating results in the Prior Six Months from Oil Spill Response activities. See “Consolidated Results of Operations” included above for a discussion of the results of each of the Company’s business segments.

During the Current Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.6 million. Increases in working capital employed by Commodity Trading and Logistics due to higher trading activities were offset by decreases by Environmental Services from the reduction in the level of services provided in support of the Oil Spill Response. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $40.3 million primarily due to a general increase in working capital employed across the Company’s Offshore Marine Services, Inland River Services, Marine Transportation Services and Environmental Services business segments.

During the Current Six Months, cash used in operating activities included $21.2 million to purchase marketable security long positions and $33.4 million to cover marketable security short positions. During the Current Six Months, cash provided by operating activities included $65.5 million received from the sale of marketable security long positions and $68.6 million received upon entering into marketable security short positions.

During the Prior Six Months, cash used in operating activities included $50.3 million to purchase marketable security long positions and $5.1 million to cover marketable security short positions. During the Prior Six Months, cash provided by operating activities included $24.5 million received from the sale of marketable security long positions and $3.7 million received upon entering into marketable security short positions.

Investing Activities

During the Current Six Months, net cash used in investing activities was $173.3 million primarily as follows:

•

Capital expenditures were $131.4 million. Equipment deliveries included one offshore support vessel, 55 inland river dry cargo barges, two liquid tank barges and five helicopters. In addition, the Company acquired a controlling interest in an offshore support vessel.

•

Proceeds from the disposition of property and equipment were $25.1 million. The Company sold five offshore support vessels, four helicopters, one inland river towboat, one harbor tug and other equipment.

•	The Company made net investments in its 50% or less owned companies of $30.3 million.

•	The Company made net advances on third party notes receivable of $20.3 million.

•	Construction reserve fund account transactions included withdrawals of $17.2 million and deposits of $8.0 million.

•

The Company acquired certain real property, eight foreign flag RORO vessels and a 70% interest in an operating company engaged in the shipping trade between the United States, the Bahamas and the Caribbean for $33.5 million, which included cash consideration of $30.3 million and the contribution of a $3.2 million note receivable. The acquired company had $1.6 million in cash at the time of acquisition.

During the Prior Six Months, net cash used in investing activities was $4.4 million primarily as follows:

•	Capital expenditures were $115.0 million. Equipment deliveries included one offshore support vessel, 38 inland river dry cargo barges and three helicopters.

•

Proceeds from the disposition of property and equipment were $58.3 million. The Company sold two offshore support vessels, one helicopter, one ocean liquid tank barge and other equipment. In addition, the Company received insurance proceeds related to the nationalization of one of its offshore support vessels and the total constructive loss of another offshore support vessel under construction.

•	The Company made net investments in leases of $17.7 million.

•	The Company made net investments in its 50% or less owned companies of $19.9 million.

•	Construction reserve fund account transactions included withdrawals of $55.6 million.

•

The Company redeemed all of the outstanding Title XI Bonds on two of the Company’s double-hull product tankers (as noted below) and released $18.8 million of restricted cash into general purpose funds.

Financing Activities

During the Current Six Months, net cash provided by financing activities was $3.0 million. The Company:

•	purchased $1.0 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $1.0 million;

•	made scheduled payments on long-term debt and capital lease obligations of $6.5 million; and

•	had net borrowings on inventory financing arrangements of $5.8 million.

During the Prior Six Months, net cash used in financing activities was $207.0 million. The Company:

•	purchased $2.4 million, in principal amount, of its 5.875% Senior Notes due 2012 for an aggregate purchase price of $2.5 million;

•	made scheduled payments on long-term debt and capital lease obligations of $5.3 million;

•	made net payments on inventory financing arrangements of $19.3 million;

•

redeemed all of the outstanding bonds on two of the Company’s double hull product tankers, in principal amount of $61.9 million, for an aggregate purchase price of $63.0 million, including a make whole premium; and

•	acquired for Treasury 1,615,900 shares of Common Stock for an aggregate purchase price of $120.0 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

During the Current Six Months, the effect of exchange rate changes increased cash and cash equivalents by $5.7 million, primarily due to the strengthening of the U.S. dollar against the euro and pound sterling.

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

A subsidiary of the Company is a participating employer in an industry-wide, multi-employer, defined benefit pension fund, the United Kingdom Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation relates to ratings employed between 1978 and 2001 by SEACOR’s Stirling group of companies (which had been acquired by SEACOR in 2001) and its predecessors. Based on an actuarial valuation in March 2008, the Company was advised that its share of a $281.0 million (£175.0 million) accumulated funding deficit was $1.0 million (£0.6 million). The accumulated funding deficit is being recovered by additional annual contributions from current employers and is subject to adjustment following the results of future tri-annual actuarial valuations. As of June 30, 2011, $0.2 million, in the aggregate, of the Company’s funding deficit had been invoiced and expensed. Depending on the results of the future actuarial valuations, it is possible that the MNRPF will experience further funding deficits, requiring the Company to recognize additional payroll related operating expenses in the periods invoices are received.

On June 12, 2009, a purported civil class action was filed against the Company, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleges that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs includes all direct purchasers of such services and the relief sought includes compensatory damages and treble damages. The Company believes that the claims set forth in the Complaint are without merit and intends to vigorously defend the action. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an Amended Complaint, and authorized limited discovery with respect to the new allegations in the Amended Complaint. Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the Amended Complaint with prejudice. On June 23, 2011, the Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. The Company is unable to estimate the potential exposure, if any, resulting from these claims but believes they are without merit and will continue to vigorously defend the action.

On July 14, 2010, a group of individuals and entities purporting to represent a class commenced a civil action in the U.S. District Court for the Eastern District of Louisiana, Terry G. Robin, et al. v. Seacor Marine, L.L.C., et al., No. 2:10-cv-01986 (E.D. La.), in which they assert that support vessels, including vessels owned by the Company, responding to the explosion and resulting fire that occurred aboard the semi-submersible drilling rig, the Deepwater Horizon, were negligent in their efforts to save lives and put out the fire and contributed to the sinking of the Deepwater Horizon and subsequent oil spill. The action now is part of the overall multi-district litigation (“MDL”), In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The complaint seeks compensatory, punitive, exemplary, and other damages. The Company believes that this lawsuit brought by class action lawyers targeting emergency responders, acting under the direction of the U.S. Coast Guard, has no merit and will seek its dismissal. The Company also recently filed petitions seeking exoneration from, or limitation of liability in relation to, any actions that may have been taken by vessels owned by the Company to extinguish the fire. Pursuant to the Limitation of Liability Act, those petitions impose an automatic stay on the Robin case, and the court set a deadline of April 20, 2011 for individual claimants to assert claims in the limitation cases. Approximately 66 claims were submitted by the deadline in all of the limitation actions. On June 8, 2011, the Company moved to dismiss these claims (with the exception of one claim filed by a Company employee) on various legal grounds. Oral argument on the motion is scheduled for August 24, 2011.

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

On December 15, 2010, SEACOR subsidiaries O’Brien’s and National Response Corporation (“NRC”) were named as defendants in one of the several consolidated “master complaints” that have been filed in the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. The master complaint naming O’Brien’s and NRC asserts various claims on behalf of a punitive class against multiple defendants concerning the clean-up activities generally, and the use of dispersants specifically. By court order, the Wunstell Action has been stayed as a result of the filing of the referenced master complaint. The Company believes that the claims asserted against its subsidiaries in the master complaint have no merit and will seek dismissal of the master complaint against both O’Brien’s and NRC. In addition to the indemnity provided to O’Brien’s, pursuant to contractual agreements with the responsible party, the responsible party has agreed, subject to certain potential limitation, to indemnify and defend O’Brien’s and NRC in connection with these claims in the MDL. On February 28, 2011, O’Brien’s and NRC moved to dismiss all claims against them in the master complaint on various legal grounds. The motions were argued before the Court on May 26, 2011 and a decision on the motions is pending.

Subsequent to the filing of the referenced master complaint, four additional individual civil actions have been filed in the U.S. District Court for the Eastern District of Louisiana concerning the clean-up activities generally, which name the Company, O’Brien’s and/or NRC as defendants and are part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179. On April 8, 2011, O’Brien’s was named as a defendant in Johnson Bros. Corporation of Louisiana v. BP, PLC, et al., No. 2:11-cv-00781 (E.D. La.), which is a suit by an individual business seeking damages allegedly caused by a delay on a construction project alleged to have resulted from the clean-up operations. On April 15, 2011, O’Brien’s and NRC were named as defendants in James and Krista Pearson v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00863 (E.D. La.), which is a suit by a husband and wife, who allegedly participated in the clean-up effort and are seeking damages for personal injury, property damage to their boat, and amounts allegedly due under contract. On April 15, 2011, O’Brien’s and NRC were named as defendants in Thomas Edward Black v. BP Exploration & Production, Inc., et al., No. 2:11-cv-00867 (E.D. La.), which is a suit by an individual who is seeking damages for lost income because he allegedly could not find work in the fishing industry after the oil spill. On April 20, 2011, a complaint was filed in Darnell Alexander, et al. v. BP, PLC, et al., No. 2:11-cv-00951 (E.D. La.) on behalf of 117 individual plaintiffs that seek to adopt the allegations made in the referenced master complaint against O’Brien’s and NRC (and the other defendants). By court order, all four of these additional individual cases have been stayed as a result of the filing of the referenced master complaint.

On February 18, 2011, Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., and Transocean Deepwater Inc. (collectively “Transocean”) named O’Brien’s and NRC as third-party defendants in a Rule 14(c) Third-Party Complaint in Transocean’s own Limitation of Liability Act action, which is part of the overall multi-district litigation, In re Oil Spill by the Oil Rig “Deepwater Horizon”, MDL No. 2179, tendering to O’Brien’s and NRC the claims in the referenced master complaint that have already been asserted against O’Brien’s and NRC. Transocean, Cameron International Corporation, and Halliburton Energy Services, Inc. have also filed cross-claims against O’Brien’s and NRC for contribution should they be found liable for any damages in Transocean’s Limitation of Liability Act action. Furthermore, certain defendants in the Transocean limitation action asserted cross-claims against O’Brien’s and NRC for contribution and tort indemnity and O’Brien’s and NRC asserted counterclaims against those same parties for identical relief.

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of such exposure could occur, but the Company does not expect that any change in estimated exposure would have a material effect on the Company’s consolidated financial position or its results of operations.

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

During the six months ended June 30, 2011, the Company received a Notice of Infringement (the “Notice”) from the Brazilian Federal Revenue Office. The Notice alleged the Company had imported a number of vessels into Brazil without properly completing the required importation documents and levied an assessment of $25.7 million. The Company intends to vigorously defend its position that the proposed assessment is erroneous and believes the resolution of this matter will not have a material effect on the Company’s consolidated financial position or its results of operations. Of the levied assessment, $19.3 million relates to managed vessels whose owner would be responsible for any potential payment.

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

As of June 30, 2011, the Company maintained cash balances of €13.9 million. An adverse change of 10% in the underlying foreign currency exchange rate on euro denominated cash balances would reduce net income by $1.3 million, net of tax.

The Company has entered into and settled positions in euro based forward currency exchange contracts designated as fair value hedges for capital purchase commitments. As of June 30, 2011, the Company had capital purchase commitments of €129.1 million ($185.8 million) and forward currency exchange contracts designated as fair value hedges of €50.1 million ($72.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $11.3 million. Subsequent to June 30, 2011, the foreign currency exchange contracts designated as fair value hedges of €50.1 million were dedesignated and liquidated.

As of June 30, 2011, the Company held marketable securities with a fair value of $105.6 million, including $66.7 million in fixed income investments consisting of corporate debt securities, municipal bonds, and foreign government bonds, and $38.9 million in equity securities. As of June 30, 2011, a 10% decline in the value of the Company’s investments in marketable securities would reduce income by $6.9 million, net of tax.

As of June 30, 2011, the Company held positions in short sales of marketable equity securities with a fair value of $74.9 million. The Company’s short sales of marketable equity securities primarily include positions in energy, marine, transportation and other related businesses. A 10% increase in the value of equity securities underlying the short sale positions of the Company as of June 30, 2011 would reduce income by $4.9 million, net of tax.

The Company has entered into and settled various positions in U.S. treasury notes and bonds through rate locks, futures or options on futures tied to U.S. treasury notes. As of June 30, 2011, these positions consist primarily of treasury futures with a notional value of $134.6 million and a one-year rate lock agreement with a notional value of $100.0 million. The treasury rate lock agreement provides for a net cash settlement in October 2011 based on the then current rate on the ten-year U.S. Treasury Note versus the agreement rate of 2.845%. As of June 30, 2011, the fair value of these positions was a recorded asset of $3.0 million. An adverse change of 10% in the underlying treasury rate would reduce income by $3.8 million, net of tax.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may Yet be Purchased under the Plans or Programs(1)
April 1 – 30, 2011	—	$—	—	$113,024,228
May 1 – 31, 2011	—	$—	—	$113,024,228
June 1 – 30, 2011	—	$—	—	$113,024,228

(1)	Since February 1997, SEACOR’s Board of Directors authorized the repurchase of Common Stock, certain debt or a combination thereof and, from time to time thereafter, increased such authority.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of SEACOR was held on May 24, 2011. A brief description of each matter voted upon at that meeting and the voting results were as follows:

Description of Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Charles Fabrikant	18,141,302	N/A	200,345	N/A	N/A
Pierre de Demandolx	18,202,218	N/A	139,429	N/A	N/A
Richard Fairbanks	16,985,915	N/A	1,355,732	N/A	N/A
Blaine V. Fogg	18,021,557	N/A	320,090	N/A	N/A
John C. Hadjipateras	16,743,499	N/A	1,598,148	N/A	N/A
Oivind Lorentzen	18,195,246	N/A	146,401	N/A	N/A
Andrew R. Morse	14,772,398	N/A	3,569,249	N/A	N/A
Christopher Regan	18,079,639	N/A	262,008	N/A	N/A
Steven Webster	15,335,845	N/A	3,005,802	N/A	N/A
Steven J. Wisch	18,259,748	N/A	81,899	N/A	N/A
2. The approval of the compensation paid by the Company to the named executive officers.	14,995,584	2,748,038	N/A	598,025	1,041,708
4. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011	19,227,095	151,068	N/A	5,192	N/A

	1 Year	2 Years	3 Years	Abstentions	Broker Non-Votes
3. The approval of the frequency of a shareholder vote to approve the compensation of the named executive officers.	10,890,053	46,307	6,796,992	608,296	1,041,707

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Holdings Inc. (Registrant)

DATE: August 1, 2011	By:	/S/ CHARLES FABRIKANT
Charles Fabrikant, Executive Chairman of the Board (Principal Executive Officer)

DATE: August 1, 2011	By:	/S/ RICHARD RYAN
Richard Ryan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.